Form 10-K
period 1994-01-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1994-04-01
CIK 317540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                   For the fiscal year ended January 2, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
                         Commission file number 0-9286
                      COCA-COLA BOTTLING CO. CONSOLIDATED
             (Exact name of Registrant as specified in its charter)

                           DELAWARE                                                     56-0950585
                (State or other jurisdiction of                                      (I.R.S. Employer
                incorporation or organization)                                    Identification Number)

                               1900 REXFORD ROAD
                        CHARLOTTE, NORTH CAROLINA 282LL
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (704) 551-4400
              (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $l.00 par value
                                (Title of Class)
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                       MARKET VALUE AS OF MARCH 25, 1994
Common Stock, $l par value                        $208,357,000
Class B Common Stock, $l par value                     *

  * No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.
  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               CLASS                   OUTSTANDING AS OF MARCH 25, 1994
Common Stock, $1 Par Value                         7,958,059
Class B Common Stock, $1 Par Value                 1,336,362

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect
  to the 1994 Annual Meeting of Shareholders..........................................................   Part III, Items 10-13

                                     PART I
ITEM 1 -- BUSINESS
  INTRODUCTION AND RECENT DEVELOPMENTS
     Coca-Cola Bottling Co. Consolidated ("the Company"), a Delaware corporation, is engaged in the production, marketing and distribution of carbonated soft drinks, primarily products of The Coca-Cola Company, Atlanta, Georgia ("The
Coca-Cola Company"). The Company has been in the soft drink manufacturing business since 1902.
     Prior to 1984, the Company's business was concentrated in North Carolina. In 1984, the Company undertook a major expansion program, primarily through acquisitions. The following information summarizes significant acquisitions from 1984 through 1993, as well as other major developments.
     On July 16, 1984, the Company acquired Federal Coca-Cola Bottling Company of Columbus, Georgia; on October 19, 1984, it acquired the Pageland Coca-Cola Bottling Works; and on December 31, 1984, it acquired the Waycross-Douglas Bottling Company.
     On February 8, 1985, the Company acquired the bottling subsidiaries of Wometco Coca-Cola Bottling Company which gave the Company franchise rights to produce, market and distribute soft drink products principally in parts of Tennessee, Virginia and Alabama.
     On January 9, 1986, the Company acquired eight bottlers of Coca-Cola located in South Georgia, known collectively as the Haley Group. Additionally, on February 24, 1986, the Company acquired the bottling operations of Panama City
Coca-Cola Bottling Company and Quincy Coca-Cola Bottling Company, each of which is located in Florida. On March 3, 1986, the Company sold Waycross-Douglas Coca-Cola Bottling Company and McRae Coca-Cola Bottling Company.
     In June 1987, the Company sold 1,355,033 shares of newly issued Common Stock and 269,158 shares of Class B Common Stock to The Coca-Cola Company. The proceeds from the sale were used to repay debt. On July 15, 1987, the Company sold its Canadian subsidiary located in Vancouver, British Columbia. Net proceeds from the sale were used to repay debt.
     On January 27, 1989, the Company acquired all of the outstanding capital stock of The Coca-Cola Bottling Company of West Virginia, Inc. from The Coca-Cola Company in exchange for 1.1 million shares of the Company's Common Stock and approximately $4 million in cash, as adjusted. Following this transaction, The Coca-Cola Company now owns approximately a 30% economic interest and a 23% voting interest in the Company. The acquired West Virginia franchise areas include warehouses in Bluefield, Charleston, Craigsville, Logan, Clarksburg, Morgantown, Huntington and Parkersburg, West
Virginia and Pikeville, Kentucky.
     On January 27, 1989, the Company executed new Bottle Contracts, Allied Bottle Contracts and a Supplementary Agreement with The Coca-Cola Company, as further detailed below in Item 1.
     On April 20, 1990, the Company acquired all of the outstanding capital stock of Coca-Cola Bottling Works of Jackson, Incorporated and Jackson Coca-Cola Bottling Company, Inc. (collectively "Jackson") in Jackson, Tennessee pursuant to a merger of Jackson into a wholly owned subsidiary of the Company.
     On December 20, 1991, the Company acquired all of the outstanding capital stock of Sunbelt Coca-Cola Bottling Company, Inc. ("Sunbelt") for approximately $15.2 million in cash and Company debt. In connection with this acquisition, Sunbelt repaid approximately $202.5 million of its outstanding indebtedness with funds supplied by the Company. In connection with the Sunbelt acquisition, total assets acquired were approximately $304 million.
     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership
("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides substantially all of the soft drink products for Piedmont and manages the operations of Piedmont pursuant to a Management Agreement. The term of the Management Agreement is 25 years, subject to early termination in the event of a "Change in Control" as defined therein, a termination of the Partnership or a material default by either party. The Partnership has an initial term of 25 years subject to early termination as a result of any Dissolving Event, as defined in the Partnership Agreement. Each Partner's Partnership Interest is subject to certain limitations on transfers, rights of first refusal and other purchase rights upon the occurrence of certain events. Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by such subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the
                                       1

Company's Wilson, NC and Greenville and Beaufort, SC territories. The cash contributed to Piedmont by the Company's subsidiaries was provided from the Company's available credit facilities. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt.
     The Company considers acquisition opportunities for additional territories on an ongoing basis. To achieve its goals, further purchases and sales of franchise rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur.
  GENERAL
     In its soft drink operations, the Company holds franchises under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, cherry Coke, TAB, Sprite, diet Sprite, Mello Yello, diet Mello Yello, Mr. PiBB, Minute Maid orange and diet Minute Maid orange sodas. The Company also distributes and markets PowerAde in certain of its markets. The Company produces and markets Dr Pepper in most of its regions. Various other products, including Welch's flavors, Seagrams' products, Barq's Root Beer and Sundrop are produced and marketed in one or more of the Company's regions under franchise agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other bottlers of Coca-Cola.
     The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the trademark Coca-Cola have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 85% of the Company's soft drink sales during fiscal 1993.
  FRANCHISES
     The Company's franchises from The Coca-Cola Company entitle the Company to produce and market The Coca-Cola Company's soft drinks in bottles, cans and five gallon pressurized premix containers. The Company is one of many companies holding such franchises from The Coca-Cola Company. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of its soft drinks are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produce the soft drinks known as "Coca-Cola," "Coca-Cola classic" or "Coke." Similar processes are used to produce the other soft drinks marketed and distributed by the Company. With limited exceptions, the Company purchases concentrates and syrups from The Coca-Cola Company and natural sweeteners from other sources. No royalty or other compensation is paid under the franchise agreements to The Coca-Cola Company for the Company's right to use in its territories the trade names and trademarks "Coca-Cola," "Coca-Cola classic" and "Coke" and associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company.
     BOTTLE CONTRACTS. The Company is party to bottle contracts with The Coca-Cola Company (the "Bottle Contracts") which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, cherry Coke, diet Coke, caffeine free diet Coke and diet cherry Coke (together, the "Coca-Cola Trademark Beverages") from The Coca-Cola Company. The Company has the exclusive right to distribute
Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and returnable and non-returnable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company.
     The price The Coca-Cola Company may charge for syrup or concentrate under the Bottle Contracts is set by The
Coca-Cola Company from time to time. Except as provided in the Supplementary Agreement described below, there are no limitations on prices for concentrate or syrup. Consequently, the prices at which the Company purchases concentrates and syrup under the Bottle Contracts may vary materially from the prices it has paid during the periods covered by the financial information included in this report.
     Under the Bottle Contracts, the Company is obligated to maintain such plant, equipment, staff and distribution facilities as are required for the manufacture, packaging and distribution of the Coca-Cola Trademark Beverages in authorized containers, and in sufficient quantities to satisfy fully the demand for these beverages in its territories; to undertake adequate quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company; to develop, to stimulate, and to satisfy fully the demand for Coca-Cola Trademark Beverages and to use all approved means, and to spend such funds on advertising and other forms of marketing, as may be reasonably required to meet that objective; and to maintain such sound
                                       2
financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company.
     The Bottle Contracts require the Company to submit to The Coca-Cola Company each year its plans for marketing, management and advertising with respect to the Coca-Cola Trademark Beverages for the ensuing year. Such plans must demonstrate that the Company has the financial capacity to perform its duties and obligations to The Coca-Cola Company under the Bottle Contracts. The Company must obtain The Coca-Cola Company's approval of those plans, which approval may not be unreasonably withheld, and if the Company carries out its plan in all material respects, it will have satisfied its contractual obligations. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of notice of such failure, would give The Coca-Cola Company the right to terminate the Bottle Contracts. If the Company at any time fails to carry out a plan in all material respects with respect to any geographic segment (as defined by The Coca-Cola Company) of its territory, and if that failure is not cured within six months of notice of such failure, The Coca-Cola Company may reduce the territory covered by the applicable Bottle Contract by eliminating the portion of the territory with respect to which the failure has occurred.
     The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing. As it has in the past, The Coca-Cola Company may contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs which require mutual cooperation and financial support of the Company. The future levels of marketing support and promotional funds provided by The Coca-Cola Company may vary materially from the levels provided during the periods covered by the financial information included in this report.
     The Coca-Cola Company has the right to reformulate any of the Coca-Cola Trademark Beverages and to discontinue any of the Coca-Cola Trademark Beverages, subject to certain limitations, so long as all Coca-Cola Trademark Beverages are not discontinued. The Coca-Cola Company may also introduce new beverages under the trademarks "Coca-Cola" or "Coke" or any modification thereof, and in that event the Company would be obligated to manufacture, package, distribute and sell the new beverages with the same duties as exist under the Bottle Contracts with respect to Coca-Cola Trademark Beverages.
     If the Company acquires the right to manufacture and sell Coca-Cola Trademark Beverages in any additional territory, such territory automatically will be deemed to be included in the territories covered by the existing Bottle Contracts, and any existing agreement with respect to the acquired territory automatically shall be amended to conform to the terms of the existing Bottle Contracts. In addition, if the Company acquires control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages, or any party controlling a bottler of Coca-Cola Trademark Beverages, the Company must cause the acquired bottler to amend its franchises for the Coca-Cola Trademark Beverages to conform to the terms of the Bottle Contracts.
     The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar conditions; (2) the Company's disposition of any interest in the securities of any bottling subsidiary; (3) termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company; (4) any material breach of any obligation occurring under the Bottle Contracts (including, without limitation, failure to make timely payment for any syrup or concentrate or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products), that remains uncured for 120 days after notice by The Coca-Cola Company; or (5) disposition of voting securities of any subsidiary without the consent of The Coca-Cola Company. In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described elsewhere herein.
     The Company is prohibited from assigning, transferring or pledging its Bottle Contracts, or any interest therein, whether voluntarily or by operation of law, without the prior consent of The Coca-Cola Company. Moreover, the Company may not enter into any contract or other arrangement to manage or participate in the management of any other Coca-Cola bottler without the prior consent of The Coca-Cola Company.
     The Coca-Cola Company may automatically amend the Bottle Contracts if 80% of the domestic bottlers who are parties to agreements with The Coca-Cola Company containing substantially the same terms as the Bottle Contracts, which bottlers
                                       3
purchased for their own account 80% of the syrup and equivalent gallons of concentrate for Coca-Cola Trademark Beverages purchased for the account of all such bottlers, agree that their bottle contracts shall be likewise amended.
     SUPPLEMENTARY AGREEMENT. The Company and The Coca-Cola Company are also parties to a Supplementary Agreement (the "Supplementary Agreement") that modifies some of the provisions of the Bottle Contracts. The Supplementary Agreement provides that The Coca-Cola Company will exercise good faith and fair dealing in its relationship with the Company under the Bottle Contracts; offer marketing support and exercise its rights under the Bottle Contracts in a manner consistent with its dealings with comparable bottlers; offer to the Company any written amendment to the Bottle Contracts (except amendments dealing with transfer of ownership) which it offers to any other bottler in the United States; and, subject to certain limited exceptions, sell syrups and concentrates to the Company at prices no greater than those charged to other bottlers which are parties to contracts substantially similar to the Bottle Contracts.
     The Supplementary Agreement permits transfers of the Company's capital stock that would otherwise be limited by the Bottle Contracts.
     ALLIED BOTTLE CONTRACTS. Other contracts with The Coca-Cola Company (the "Allied Bottle Contracts") grant similar exclusive rights to the Company with respect to the distribution of Sprite, Mr. PiBB, Mello Yello, diet Mello Yello, Fanta, TAB, diet Sprite, sugar free Mr. PiBB, Fresca, Minute Maid orange and diet Minute Maid orange sodas (the "Allied Beverages") for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of ten years and is renewable by the Company for an additional ten years at the end of each ten year period, but is subject to termination in the event of (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company's Bottle Contract covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.
     POST-MIX RIGHTS. The Company also has the non-exclusive right to sell Coca-Cola and other fountain syrups ("post-mix syrup") of The Coca-Cola Company.
     OTHER BOTTLING AGREEMENTS. The bottling agreements from most other soft drink franchisors are similar to those described above in that they are renewable at the option of the Company and the franchisors at prices unilaterally fixed by the franchisors. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of soft drinks by the Company under these agreements represented approximately 15% of the Company's sales for fiscal 1993.
     The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisors other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the business of the Company taken as a whole.
  MARKETS AND PRODUCTION AND DISTRIBUTION FACILITIES
     As of March 15, 1994, the Company held franchises covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Ohio, Pennsylvania, Georgia and Florida. The total population within the Company's Coca-Cola franchise area is approximately 11.5 million.
     As of March 15, 1994, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:
     1. NORTH CAROLINA. This region includes the majority of central and western North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville and Charlotte and the surrounding areas. The region has an estimated population of 5.1 million. Production/distribution facilities are located in Charlotte and eighteen other distribution facilities are located in the region.
     2. SOUTH ALABAMA. This region includes a portion of southwestern Alabama, including the area surrounding Mobile, and a portion of southeastern Mississippi. The region has an estimated population of 800,000. A production/distribution facility is located in Mobile, and five other distribution facilities are located in the region.
     3. SOUTH GEORGIA. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia surrounding Columbus, Georgia, in which a distribution facility is located, and a portion of the Florida Panhandle, including Panama
                                       4

City and Quincy. Four other distribution facilities are located in the region. This region has an estimated population of 900,000.
     4. MIDDLE TENNESSEE. This region includes a portion of central Tennessee, including areas surrounding Nashville, and a small portion of southern Kentucky. The region has an estimated population of 1.5 million. A production/distribution facility is located in Nashville and seven other distribution facilities are located in the region.
     5. WESTERN VIRGINIA. This region includes most of southwestern Virginia, including areas surrounding Roanoke, a portion of the southern Piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.4 million. A production/distribution facility is located in Roanoke and seven other distribution facilities are located in the region.
     6. WEST VIRGINIA. This region includes most of the state of West Virginia, a portion of eastern Kentucky, a portion of eastern Ohio and a portion of southwestern Pennsylvania. The region has an estimated population of 1.8 million. There are eleven distribution facilities located in the region.
     The Company owns 100% of the operations in each of the regions listed.
     The Company sold the majority of its South Carolina franchise territory to Piedmont in July 1993. Pursuant to a management agreement, the Company produces substantially all of the soft drink products for Piedmont.
     During the past several years, the Company has made an effort to concentrate its soft drink production into fewer facilities for efficiency. Since May 1984, four major production centers have been closed, one in the North Carolina region, one in the Western Virginia region and two in the South Georgia region. A new production center in Roanoke became fully operational in December 1985. As a result of the Sunbelt acquisition, the Company acquired a production center in Morganton, North Carolina. This production center was closed in April 1992. Additional changes in the number and location of production and distribution facilities may be desirable in the future in response to changing market conditions and changes in the Company's franchise territories.
     In addition to producing bottled and canned soft drinks for their own franchise territories, each production facility also produces some products for sale by other Coca-Cola bottlers. With the exception of the Company's production of soft drink products for Piedmont, this contract production is currently not material in the Company's production centers.
  RAW MATERIALS
     In addition to concentrates obtained by the Company from The Coca-Cola Company and other concentrate companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, glass and plastic bottles, cans, closures, pre-mix containers and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweetener and plastic bottles, the Company purchases its raw materials from multiple suppliers.
     The Company purchases substantially all of its plastic bottles (20 ounce, one liter, two liter and three liter sizes) from manufacturing plants which are owned and operated by two cooperatives of southern Coca-Cola bottlers, including the Company. The Company joined the southwest cooperative in February 1985 following its acquisition of the bottling subsidiaries of Wometco Coca-Cola Bottling Company. The Company joined the southeast cooperative in 1984.
     None of the materials or supplies used by the Company is in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.
  MARKETING
     The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 1993, approximately 75% of the Company's total sales were made in the take-home channel through supermarkets, convenience stores and other retail outlets. The remaining sales were made in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies.
     New product introductions, packaging changes and sales promotions have been major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. New product introductions in recent years include: caffeine free Coca-Cola classic; caffeine free diet Coke; cherry Coke; diet Mello Yello; Minute Maid orange; diet Minute Maid orange; and PowerAde. New product introductions have entailed increased
                                       5
operating costs for the Company resulting from special marketing efforts, obsolescence of replaced items and occasionally higher raw materials costs.
     After several new package introductions in recent years, the Company now sells its soft drink products in a variety of returnable and non-returnable bottles, both glass and plastic, and in cans, in varying proportions from market to market. There may be as many as eight or more different packages for Coca-Cola classic, in addition to pre-mix containers and post-mix syrup packages, within a single geographical area. Excluding post-mix syrup sales, physical unit sales of soft drinks during fiscal year 1993 were approximately 52% cans, 45% non-returnable bottles, 2% pre-mix and 1% returnable bottles.
     Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company's soft drinks. The Coca-Cola Company and Dr Pepper Company have joined the Company in making substantial expenditures in cooperative advertising in the Company's marketing areas. The Company also benefits from national ad-vertising programs conducted by The Coca-Cola Company and Dr Pepper Company. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company's soft drink products. These expenses are partially offset by marketing funds which the concentrate companies provide to the Company in support of a variety of marketing programs, such as price promotions, merchandising programs and point-of-sale displays.
     The substantial outlays which the Company makes for advertising are generally regarded as necessary to maintain or increase sales volume, and any curtailment of the funding provided by The Coca-Cola Company for advertising or marketing programs which benefit the Company could have a materially adverse effect on the business of the Company.
  SEASONALITY
     A larger than average percentage of the Company's total sales occurs during peak periods, which are normally May, June, July and August. The Company has adequate production capacity to meet sales demands during these peak periods.
  COMPETITION
     The soft drink industry is highly competitive. The Company's competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, as well as similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of chain store private brand soft drinks. In each region in which the Company operates, between 75% and 95% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown products. The Company's carbonated soft drink products also compete with, among others, noncarbonated soft drinks and citrus and noncitrus fruit drinks.
     The principal methods of competition in the soft drink industry are point-of-sale merchandising, new product introductions, packaging changes, price promotions, quality of distribution and advertising.
  GOVERNMENT REGULATION
     The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration ("FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers.
     No reformulation of the Company's products is presently required by any rule or regulation, but there can be no assurance that future government regulations will not require reformulation of the Company's products.
     From time to time, legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-returnable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers in an attempt to reduce solid waste and litter.
     Soft drink and similar-type taxes have been in place in North Carolina, South Carolina, West Virginia and Tennessee for several years. Similar tax legislation was recently enacted in Ohio, beginning in February 1993. To the Company's knowledge, legislation has not been proposed or enacted to increase the tax in any of these states.
  ENVIRONMENTAL REMEDIATION
     The Company does not currently have any material capital expenditure commitments for environmental remediation for any of its properties.
                                       6

  EMPLOYEES
     As of March 15, 1994, the Company had a total of approximately 5,000 full-time employees, of whom approximately 450 were union members.
ITEM 2 -- PROPERTIES
     The principal properties of the Company include its corporate headquarters, its four production facilities and its 57 distribution centers, all of which are owned by the Company except for its corporate headquarters, two production/distribution facilities and nine distribution centers.
     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement under which the Company leased the property for a ten-year term beginning on December 1, 1992. The annual base rent the Company is obligated to pay under the lease agreement is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates based on LIBOR.
     On June 1, 1993, Beacon Investment Corporation, a North Carolina corporation of which J. Frank Harrison, III is sole shareholder, purchased the office building located on Rexford Road in Charlotte, North Carolina, in which the Company leases its executive offices. Contemporaneously, the Company entered into a ten-year lease commencing June 1, 1993 with Beacon Investment Corporation for office space within the building.
     The Company also leases its 297,500 square-foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2002. The Company's other real estate leases are not material. The Company owns and operates two soft drink production facilities apart from the leased facilities described above. The current percentage utilization of the Company's production centers as of March 15, 1994 is approximately as indicated below:
                             PRODUCTION FACILITIES

                                                                                             PERCENTAGE
LOCATION                                                                                    UTILIZATION*
Charlotte, North Carolina................................................................        86%
Mobile, Alabama..........................................................................        77%
Nashville, Tennessee.....................................................................        67%
Roanoke, Virginia........................................................................        98%

* Estimated 1994 production divided by capacity (based on 80 hours of operations per week). Because of the seasonality of the Company's soft drink business, the Company uses considerably more of its capacity for production during peak periods, normally May, June, July and August.
     Of the production facilities described above, the Roanoke production facility is subject to an encumbrance as follows:
     The Roanoke production facilities, constructed at a cost of approximately $24 million, are subject to a deed of trust securing the payment of an aggregate of $2.8 million principal amount industrial development bonds which will be released upon payment of the bonds, as scheduled, in October 1994.
     Bottled and canned soft drinks are transported to distribution centers for storage pending sale. The number of centers by market area as of March 15, 1994 is as follows:
                              DISTRIBUTION CENTERS

                                                                                             NUMBER OF
REGION                                                                                        CENTERS
North Carolina............................................................................       19
South Alabama.............................................................................        6
South Georgia.............................................................................        5
Middle Tennessee..........................................................................        8
Western Virginia..........................................................................        8
West Virginia.............................................................................       11

     The Company's distribution facilities are all in good condition and are adequate for the Company's operations as presently conducted.
     The Company also operates approximately 2,400 vehicles in the sale and distribution of its soft drink products, of which approximately 1,200 are delivery trucks. In addition, the Company owns or leases approximately 100,000 soft drink dispensing and vending machines.
ITEM 3 -- LEGAL PROCEEDINGS
     On February 11, 1991, a Complaint was filed against the Company and two Company employees in the matter of JEFF HALLUMS V. COCA-COLA BOTTLING CO. CONSOLIDATED, ET AL., File No. 8108 in the Chancery Court for Wilson County, Tennessee as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1993. This suit by a visually handicapped former truck driver for Coca-Cola Bottling Company of Nashville, Inc., a wholly owned subsidiary of the Company, alleges liability under various Tennessee common law misrepresentation principles and under the employee discrimination provision of the Tennessee Human Rights Act. Plaintiff was terminated because he did not meet federal standards for commercial truck drivers. Plaintiff seeks damages in the amount of $750,000. On October 13, 1993, the Tennessee Court of Appeals, on an interlocutory appeal, reversed the trial court's denial of the Company's motion for summary judgment with respect to plaintiff's handicap discrimination claim. The appellate court remanded the case for trial of plaintiff's common law tort claims. On February 28, 1994, the Tennessee Supreme Court denied plaintiff's application for permission to appeal, leaving the order of the Court of Appeals intact. Plaintiff's suit is now limited to common law tort claims in the trial court. The Company does not believe it has liability and is defending the case vigorously.
     On March 4, 1993, a Complaint was filed against the Company, the predecessor bottling company for the Laurel, Mississippi territory and other unnamed parties in the matter of MRS. ELSIE LANGLEY, ADMINISTRATRIX OF THE ESTATE OF WALTER
LANGLEY V. COCA-COLA BOTTLING CO. CONSOLIDATED, ET AL., Cause No. 93-3-30 in the Circuit Court of the Second Judicial District for Jones County, Mississippi. This suit by the testatrix spouse of a deceased former employee of the predecessor bottler alleges misrepresentation and fraud in connection with the severance package offered to employees terminated by the predecessor bottler in connection with the acquisition of the Laurel franchise subsidiary of the Company. Plaintiff claims that the former employee was led to believe that the severance package was to include continuation of health insurance by the Company. Plaintiff seeks damages in an amount up to $18 million in compensatory and punitive damages. The Company does not believe it has liability and is defending the case vigorously.
     The Company has owned and operated production, distribution and warehouse facilities for many years and has acquired certain facilities that have been in operation for many years. Federal and state authorities have adopted various laws relating to environmental matters in recent years that have caused or will cause the Company to incur costs related to environmental conditions presently existing at its facilities and could possibly, prior to remediation, subject the Company to fines for temporary failure to meet certain technical requirements. Furthermore, the Company anticipates that future federal and state legislation or regulations will impact the Company and its operations in various ways. However, the Company is not currently aware of any pending or threatened proceeding pursuant to which fines may be imposed upon the Company.
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 2, 1994.
                                       8

                      EXECUTIVE OFFICERS OF THE REGISTRANT
     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be filed.
     The following is a list of names and ages of all the executive officers of the Registrant as of March 1, 1994, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.
     J. FRANK HARRISON, JR., age 63, is Chairman of the Board of Directors of the Company and has served the Company in that capacity since 1977. Mr. Harrison, Jr. served as Chief Executive Officer of the Company from August 1980 until April 1983. He has previously served the Company as Vice Chairman of the Board of Directors. He has been a Director of the Company since 1973. Mr. Harrison, Jr. presently is a Director of Dixie Yarns, Inc. Mr. Harrison, Jr. is Chairman of the Executive Committee and the Finance Committee and is a member of the Compensation Committee.
     J. FRANK HARRISON, III, age 39, is a Vice Chairman of the Board of Directors of the Company, a position to which he was elected in November 1987. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Compensation Committee and is a member of the Executive Committee, the Audit Committee and the Finance Committee.
     REID M. HENSON, age 54, has served as a Vice Chairman of the Board of Directors of the Company since 1983. Prior to that time, Mr. Henson served as a consultant for JTL Corporation, a management company, and later as President of JTL Corporation. He has been a Director of the Company since 1979, is Chairman of the Audit Committee and is a member of the Executive Committee, the Pension Committee and the Finance Committee.
     JAMES L. MOORE, JR., age 51, is President and Chief Executive Officer of the Company. Prior to his election as President and Chief Executive Officer in March 1987, he served as Vice President and later as President and Chief Executive Officer of Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA. Since February 1991, Mr. Moore has served as a Director of Park Meridian Bank. Mr. Moore has been a Director of the Company since March 1987. He is a member of the Executive Committee and is Chairman of the Pension Committee.
     DAVID V. SINGER, age 38, is Vice President and Chief Financial Officer. In addition to his Finance duties, Mr. Singer has overall responsibility for the Company's Purchasing/Materials Management function as well as the Distribution, Fleet and Transport function. He served as Vice President, Chief Financial Officer and Treasurer from October 1987 through May 1992; prior to that he was Vice President and Treasurer. Prior to joining the Company in March 1986, Mr. Singer was a Vice President of Corporate Banking for Mellon Bank, N.A.
     MILES C. AKINS, age 43, is Vice President, Cold Drink Market, a position he has held since October 1993. He was Vice President, Division Manager of the Tennessee Division from 1989-1993. From 1987 through 1988, he was General Manager of the Nashville, TN sales center. From 1985 through 1986, he was Trade Development Director of the Tennessee Division. Prior to joining the Company in 1985, he was a Regional Trade Development Manager for Coca-Cola USA.
     STEVEN D. CALDWELL, age 44, joined the Company in April 1987 as Vice President, Business Systems and Services. Since May 1992, Mr. Caldwell has had overall responsibility for the Company's manufacturing function as well as Business Systems and Services. Prior to joining the Company, he was Director of MIS at Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA for four years.
     WILLIAM B. ELMORE, age 38, is Vice President, Regional Manager for the Virginia/West Virginia/Georgia/Tennessee Division, a position he has held since November 1991. He was Vice President, Division Manager of the West Virginia Division from 1989-1991. He was Senior Director, Corporate Marketing from 1988-1989. Preceding that, he held various positions in sales and marketing in the Charlotte Division from 1985-1988. Before joining the Company in 1985, he was employed by Coca-Cola USA for seven years where he held several positions in their field sales organization.
     NORMAN C. GEORGE, age 38, is Vice President, Regional Manager for the Carolinas South Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Southern Division from 1988-1991. He served as Vice President, Division Manager of the Alabama Division from 1986-1988. From 1982-1986, he served as Director of Sales and Operations in the Northern Division. Prior to joining the Company in 1982, he was Sales Manager of the Dallas-Fort Worth Dr Pepper Bottling Company in Irving, Texas.
                                       9

     BRENDA B. JACKSON, age 33, is Vice President and Treasurer, a position she has held since January 1993. From February 1992 until her promotion, she served as Assistant Treasurer. Mrs. Jackson joined the Company in March 1989 as Director of Finance.
     C. RAY MAYHALL, age 46, is Vice President, Regional Manager for the Carolinas North Region, a position he has held since November 1991. He served as Vice President, Division Manager of Northern Division from 1989-1991. Before joining the Company in 1989, he was Vice President, Sales and Marketing of Florida Coca-Cola Bottling Company, a position he had held since 1987. Prior to 1987, he was Division Manager of the Central Florida Division of Florida Coca-Cola Bottling Company for six years.
     ROBERT D. PETTUS, JR., age 49, is Vice President, Human Resources, a position he has held since September 1984. Prior to joining the Company, he was Director, Employee Relations for the Texize Division of Morton-Thiokol for seven years.
     JAMES B. STUART, age 51, joined the Company in October 1990 as Vice President, Marketing. Mr. Stuart had been Senior Vice President, Sales and Marketing with JTL Corporation from 1980 until such company was acquired by The Coca-Cola Company in 1986. From 1987 until joining the Company in 1990, Mr. Stuart formed his own marketing company, serving a number of clients inside and outside the soft drink industry. During this period, he worked almost exclusively with the International Business Sector of The Coca-Cola Company.
     STEVEN D. WESTPHAL, age 39, is Vice President and Controller of the Company, a position he has held since November 1987. Prior to joining the Company, he was Vice President-Finance for Joyce Beverages, an independent bottler, beginning in January 1985. Prior to working for Joyce Beverages, he was Director of Corporate Planning for Mid-Atlantic Coca-Cola Bottling Company, Inc. from December 1981 to December 1984.

                                    PART II
ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company has two classes of common stock outstanding, Common Stock and
Class B Common Stock. The Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock.

                                                                                                     FISCAL YEAR
                                                                                                         1993
                                                                                                 HIGH            LOW
First quarter..............................................................................   $    20 1/4    $        17
Second quarter.............................................................................        27 3/4         17 3/4
Third quarter..............................................................................        35 1/2         26 1/4
Fourth quarter.............................................................................        41 1/2         33 1/4

                                                                                                        1992
                                                                                                HIGH            LOW
First quarter..............................................................................  $    20 3/4    $    17 1/2
Second quarter.............................................................................       20 1/4         17 1/2
Third quarter..............................................................................           19         16 1/2
Fourth quarter.............................................................................           18         15 1/4

     The quarterly dividends declared by the Company per share of Common Stock and Class B Common Stock for the fiscal years ended January 2, 1994 and January 3, 1993 are presented below.

                                                                                                      FISCAL YEAR
                                                                                               1993                 1992
                                                                                         COMMON    CLASS B    COMMON    CLASS B
First quarter.........................................................................   $ .22      $ .13     $ .22      $ .13
Second quarter........................................................................     .22        .13       .22        .13
Third quarter.........................................................................     .22        .13       .22        .13
Fourth quarter........................................................................     .22        .13       .22        .13
Total cash dividends declared per share...............................................   $ .88      $ .52     $ .88      $ .52
Total cash dividends declared (in thousands)..........................................   $6,970     $ 695     $6,903     $ 695

     Dividends on the Class B Common Stock are permitted to equal, but not exceed, dividends on the Common Stock. At its December 8, 1993 meeting, the Board of Directors stated its intention to increase and equalize dividends on the Company's two classes of stock, subject to the Company's overall financial condition.
     On February 8, 1994, the Board of Directors declared an increase in the first quarter 1994 dividends. Shareholders of record as of February 24, 1994 received $.25 per share on both their Common Stock and Class B Common Stock shares, payable on March 10, 1994.
     The amount and frequency of future dividends will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.
     Pursuant to the Company's Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company may be declared and paid, per share, on the Class B Common Stock unless a dividend of an amount greater than or equal to such cash or property or stock has been declared and paid on the Common Stock. Reference should be made to Article Fourth of the Company's Certificate of Incorporation for additional provisions relating to the relative dividend rights of holders of Common Stock and Class B Common Stock.
     The number of shareholders of record of the Common Stock and Class B Common Stock, as of March 15, 1994, was 1,166 and 15, respectively.
ITEM 6 -- SELECTED FINANCIAL DATA
     The following table sets forth certain selected financial data concerning the Company for the five years ended January 2, 1994. The data for the five years ended January 2, 1994 is unaudited but is derived from audited statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof which details the Company's significant acquisitions and divestitures since 1984.
                                       11

                      COCA COLA BOTTLING CO. CONSOLIDATED
                            SELECTED FINANCIAL DATA*
                      IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                                          FISCAL YEAR
SUMMARY OF OPERATIONS                                                1993        1992         1991        1990        1989
Net sales.......................................................   $686,960    $ 655,778    $464,733    $436,086    $388,876
Cost of products sold...........................................    396,077      372,865     262,887     245,890     224,925
Selling expenses................................................    144,411      151,382     107,266      95,934      83,094
General and administrative expenses.............................     51,125       47,154      37,995      35,008      29,567
Depreciation expense............................................     23,284       22,217      18,785      18,814      17,448
Amortization of goodwill and intangibles........................     14,784       18,326      10,884      10,700      10,077
Total costs and expenses........................................    629,681      611,944     437,817     406,346     365,111
Income from operations..........................................     57,279       43,834      26,916      29,740      23,765
Interest expense................................................     30,994       36,862      21,556      24,087      24,703
Other expense, net..............................................      2,270        2,121       2,404       3,448       1,536
Income (loss) before income taxes, extraordinary items and
  effect of accounting changes..................................     24,015        4,851       2,956       2,205      (2,474)
Federal and state income taxes..................................      9,182        2,768          20       1,976         475
Income (loss) before extraordinary items and effect of
  accounting changes............................................     14,833        2,083       2,936         229      (2,949)
Extraordinary (charge) credit...................................                                           1,975      (6,239)
Effect of accounting changes....................................                (116,199)
Net income (loss)...............................................     14,833     (114,116)      2,936       2,204      (9,188)
Preferred stock dividends.......................................                   4,195         728         448
Net income (loss) applicable to common shareholders.............   $ 14,833    $(118,311)   $  2,208    $  1,756    $ (9,188)
Income (loss) per share:
  Income (loss) before extraordinary items and effect of
     accounting changes, less preferred stock dividends.........   $   1.60    $    (.23)   $    .24    $   (.02)   $   (.32)
  Extraordinary (charge) credit.................................                                             .21        (.69)
  Effect of accounting changes..................................                  (12.66)
  Net income (loss) applicable to common shareholders...........   $   1.60    $  (12.89)   $    .24    $    .19    $  (1.01)
Cash dividends per share:
  Common........................................................   $    .88    $     .88    $    .88    $    .88    $    .88
  Class B Common................................................   $    .52    $     .52    $    .52    $    .52    $    .52
YEAR-END FINANCIAL POSITION
Total assets....................................................   $648,449    $ 785,871    $785,196    $467,972    $450,108
Long-term debt..................................................    434,358      555,126     479,414     237,564     229,952
Redeemable preferred stock......................................                               7,280       7,280
Shareholders' equity............................................     29,629       25,806     205,426     160,815     166,656
OTHER INFORMATION
Weighted average number of Common and Class B Common shares
  outstanding...................................................      9,258        9,181       9,181       9,181       9,103

* Various acquisitions have been consummated during this five year period, most of which were not significant enough to require a report on Form 8-K. See Note 2 to the consolidated financial statements for information concerning the Sunbelt acquisition in December 1991 and Note 3 for information concerning the Company's investment in Piedmont Coca-Cola Bottling Partnership. During 1992, the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions, as described in Notes 11 and 14.
                                       12

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     Coca-Cola Bottling Co. Consolidated ("the Company") is engaged in the production, marketing and distribution of soft drinks, primarily products of The Coca-Cola Company. Since 1984, the Company has expanded its franchise territory throughout the Southeast, primarily through acquisitions.
     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides substantially all of the soft drink products to Piedmont and manages the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The Company's capital contribution was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Company's Wilson, NC and Greenville and Beaufort, SC territories. The cash contributed to Piedmont by the Company's subsidiaries was provided from the Company's available credit facilities. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt. The Company is accounting for its investment in Piedmont using the equity method of accounting.
     On December 20, 1991, the Company acquired all of the outstanding capital stock of Sunbelt Coca-Cola Bottling Company, Inc. ("Sunbelt") for approximately $15.2 million in cash and Company debt. In addition, the majority of the Sunbelt indebtedness as of December 20, 1991 was refinanced by the Company. The Company borrowed $152.5 million under a $230 million bridge facility provided by Coca-Cola Financial Corporation ("CCFC"), a wholly owned subsidiary of The Coca-Cola Company. The Company also issued $50 million of Series B Nonconvertible Preferred Stock to CCFC. The acquisition did not have a significant impact on 1991 operations.
     In the first quarter of 1992, $133 million of seven-and ten-year medium term notes were issued, the Company entered into a $60 million five-year term loan and the existing revolving credit agreement was increased by $30 million to a total commitment of $170 million. These transactions enabled the Company to repay the $230 million bridge facility obtained from CCFC. The Series B Nonconvertible Preferred Stock was redeemed in October 1992 using funds from a three-year bank term loan.
RESULTS OF OPERATIONS
1993 COMPARED TO 1992
     The Company reported net income applicable to common shareholders of $14.8 million or $1.60 per share for fiscal 1993. This compares with 1992's net loss applicable to common shareholders of $2.1 million or $.23 per share before the effect of accounting changes related to the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS 109, "Accounting for Income Taxes." For 1992, the reported net loss applicable to common shareholders was $118.3 million or $12.89 per share. The 1992 results included $116.2 million of noncash charges associated with the adoption of SFAS 109 and SFAS 106.
     The record 1993 results were due to increased net selling prices, slightly higher volume, lower packaging costs, lower financing costs, a lower effective tax rate and the formation of Piedmont. The reduction of one work-week in fiscal 1993 and the formation of Piedmont on July 2, 1993 make reported results less comparable.
     Reported net sales increased by approximately 5% from 1992 to 1993. On a comparable franchise territory and fiscal period basis, net franchise sales for 1993 increased by more than 4%, reflecting higher net selling prices and slightly higher case volume. Sales to other bottlers increased by $58.8 million in 1993 primarily due to the sale of soft drink products to Piedmont. Pursuant to the management agreement with Piedmont, soft drink products are sold to Piedmont at cost.
     Gross margin as reported increased by approximately 3%. When adjusted for comparable franchise territory and fiscal days, franchise gross margin increased by approximately 11% due to increased net selling prices and lower packaging costs. Management believes that overall packaging costs will continue to decline in 1994. Sweetener costs are expected to increase significantly in 1994.
                                       13

     Selling expenses decreased by 4.6% and declined as a percentage of net sales due primarily to reductions in operating costs resulting from the elimination of expenses associated with territories sold to Piedmont.
     General and administrative expenses increased by 8.4% as a result of increased employment costs. A special Company contribution to the 401(k) Savings Plan of approximately $750,000 was included in 1993 expense. The Board of Directors authorized this award in recognition of the employees' contribution to the significant improvement in the Company's financial performance.
     Depreciation expense increased by 4.8% during 1993. The sale and contribution of certain fixed assets to Piedmont and normal retirements were more than offset by additions to property, plant and equipment.
     Amortization of goodwill and intangibles declined 19.3% primarily due to the sale and contribution of franchise territories to Piedmont.
     Financing costs declined in 1993 as compared to 1992 due to lower interest rates and a reduction in long-term debt primarily resulting from the use of proceeds from the sale of territories to Piedmont. During the fourth quarter of 1992, the Company redeemed all outstanding shares of preferred stock. Dividends of $4.2 million were paid in 1992 on these preferred shares.
     Reported income tax expense differs from the amount computed at the statutory rate primarily due to amortization of certain nondeductible goodwill, state income taxes and the effect of the change in statutory rates on the deferred tax liability as of the beginning of the year. As a result of the enactment of the Omnibus Budget Reconciliation Act of 1993, the Company recorded an additional income tax charge of approximately $2.1 million to reflect the change in the maximum federal corporate tax rate from 34% to 35%. Due to the Company's restructuring related to the formation of Piedmont and a significant increase in profitability, the Company reduced a valuation allowance that had been recorded due to restrictions on the use of certain net operating losses.
     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. SFAS 112 is effective for fiscal years beginning after December 15, 1993. Any accrual required to be recorded by SFAS 112 must be recognized initially as the effect of a change in accounting principle. The Company intends to adopt the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994. The adoption of SFAS 112 will require an estimated one-time, after-tax charge between $1.5 million and $2.5 million.
1992 COMPARED TO 1991
     The Company reported a net loss, excluding the effect of accounting changes, of $2.1 million or $.23 per share for 1992 as compared to net income applicable to common shareholders of $2.2 million or $.24 per share in 1991. For 1992, the Company's reported net loss applicable to common shareholders was $118.3 million or $12.89 per share.
     The results for 1992 included noncash charges of $116.2 million related to the Company's adoption of SFAS 109 and SFAS 106. The 1991 results reflected a reduction in income tax expense of approximately $2 million due to a settlement with the Internal Revenue Service relating to the deductibility of franchise amortization.
     Primarily as a result of the Sunbelt acquisition, net sales for 1992 as compared to 1991 increased by 41.1%, gross margin increased by 40.2% and income from operations increased by 62.9%. In 1992, the Company recorded certain one-time transition costs associated with the Sunbelt acquisition.
     Excluding Sunbelt, net sales for the Company were $485.1 million in 1992, an increase of $20.4 million or 4.4% from 1991 net sales of $464.7 million. This increase resulted principally from growth above industry averages in equivalent case sales volume and three extra working days in fiscal 1992.
     Excluding the results of Sunbelt, gross margin increased in 1992 by $10.9 million or 5.4% primarily due to continued improvements in manufacturing productivity, declining raw material costs and modest growth in equivalent case sales.
     Selling expenses for the Company, excluding Sunbelt, increased in 1992 by $2.2 million or 2.0%, principally as a result of wage rate increases.
     Excluding the results of Sunbelt, general and administrative costs increased in 1992 by $4.0 million or 10.5%. This increase was principally associated with wage rate increases and additional staff to support the growth of the Company.
                                       14

     Interest expense for the Company, excluding Sunbelt, in 1992 was $18.8 million as compared to $21.6 million in 1991. The decrease was primarily due to a continued overall reduction in average interest rates.
     Income tax expense in 1992 was $2.8 million compared to $20,000 in 1991. In 1992, the Company adopted SFAS 109. As a result, the Company recorded a charge of approximately $109.1 million or $11.88 per share. This charge resulted primarily from a difference between the financial statement basis and the tax basis of intangible assets related to the Sunbelt acquisition.
     The Company also adopted SFAS 106 in 1992, changing to the accrual method of accounting for postretirement benefits other than pensions. A pretax charge of $11.6 million ($7.1 million after taxes or $.77 per share) was recorded as the effect of this accounting change.
     In connection with the acquisition of Coca-Cola Bottling Works of Jackson, Incorporated and Jackson Coca-Cola Bottling Company, Inc. (collectively "Jackson") in 1990 and the Sunbelt acquisition in 1991, the Company issued preferred stock. All outstanding shares of preferred stock were redeemed in the fourth quarter of 1992. Preferred dividends of $4.2 million and $.7 million were paid in 1992 and 1991, respectively.
FINANCIAL CONDITION
     Working capital decreased from a deficit of $16.8 million on January 3, 1993 to a deficit of $23.5 million on January 2, 1994. The decrease in working capital was primarily due to the sale and contribution of assets to Piedmont and a reduction in the Company's sale of trade accounts receivable. The working capital deficit is a result of the Company's sale of its trade accounts receivable of $33 million and $40 million as of January 2, 1994 and January 3, 1993, respectively. The Company used the proceeds from the sale of its trade accounts receivable to reduce its outstanding bank loans.
     Additions to property, plant and equipment of $28.8 million more than offset normal retirements and the sale and contribution of certain fixed assets to Piedmont.
     The initial capital contribution made to Piedmont by the Company was $70 million. The Company's share of Piedmont's loss for the period since July 2, 1993 reduced this investment from $70 million to $68.4 million.
     Identifiable intangible assets declined from January 3, 1993 to January 2, 1994 primarily as a result of the sale and contribution of certain franchise territories to Piedmont. As a result of the formation of Piedmont, the Company will use net operating losses of Sunbelt to offset taxable gains resulting from the sale of certain assets to Piedmont. A valuation allowance had previously been recorded for these net operating losses due to restrictions on their use. The use of the net operating losses resulted in a reduction of the Company's deferred income tax liability and a corresponding reduction in recorded franchise value of approximately $36 million.
     Other liabilities declined by $6.5 million from January 3, 1993 to January 2, 1994 primarily due to the assumption by Piedmont of postretirement benefit obligations for certain former employees of Sunbelt.
     The Company's long-term debt decreased by $121 million due to the use of the net sale proceeds of approximately $96 million from the Piedmont transaction and cash provided by operations.
     Shareholders' equity increased overall by $3.8 million during 1993. An adjustment, net of income taxes, of $5.6 million was charged directly to shareholders' equity. This adjustment represented the excess of accumulated pension benefit obligations over plan assets and was primarily a result of changes in certain actuarial assumptions.
     The issuance of new shares of Common Stock increased shareholders' equity by $2.3 million. On April 9, 1993, the Company acquired all of the outstanding stock of Whirl-i-Bird, Inc. in exchange for 80,000 shares of the Company's Common Stock valued at $1.6 million based on the closing market price of $20 per share on March 17, 1993. On June 25, 1993, the Company issued 33,464 shares of its Common Stock to The Coca-Cola Company at a price of $20 per share. These shares were issued pursuant to a Stock Rights and Restrictions Agreement dated January 27, 1989 that provided The Coca-Cola Company a preemptive right to purchase a percentage of any newly issued shares of any class as necessary to allow it to maintain ownership of both 29.67% of the outstanding shares of common stock of all classes and 22.59% of the total votes of all outstanding shares of all classes.
LIQUIDITY AND CAPITAL RESOURCES
     On March 17, 1992, the Company entered into a revolving credit agreement totaling $170 million that eliminated the term loan portion of the facility and extended the revolving credit maturity date to March 1997. The agreement contains
                                       15
several covenants that establish minimum ratio requirements related to debt and cash flow. A commitment fee of 1/5% per year on the average daily unused amount of the banks' commitment is payable quarterly. On January 2, 1994, there were no borrowings outstanding under the revolving credit facility.
     The Company borrows from time to time under informal lines of credit from various banks. On January 2, 1994, the Company had $175 million available under these lines, of which $18 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing.
     A $100 million commercial paper program was established in January 1990 for general corporate purposes. On January 2, 1994, there were no borrowings outstanding under this program.
     It is the Company's intent to renew any borrowings under the revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.
     On February 12, 1990, a $200 million shelf registration for debt securities filed with the Securities and Exchange Commission became effective and available for the issuance of medium-term notes ("MTNs"). As of February 19, 1992, all $200 million of MTNs had been issued for terms of seven, eight and ten years.
     On June 28, 1990, the Company entered into an eight-year, $60 million loan agreement. The Company amended the agreement in October 1993, extending the maturity date to October 28, 2001.
     On February 20, 1992, the Company entered into a five-year, $60 million loan agreement. The proceeds from the loan agreement were used to repay portions of a bridge facility from Coca-Cola Financial Corporation and other senior debt. In October 1993, the Company amended the agreement, extending the maturity date to October 28, 2000.
     On June 26, 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. On January 2, 1994, the Company had sold $33 million of its trade accounts receivable and used the proceeds to reduce its outstanding bank loans. It is the Company's intent to continue to sell its trade accounts receivable in the future.
     On October 30, 1992, the Company entered into a three-year, $50 million loan agreement. This agreement was amended November 30, 1992 to increase the facility by $25 million to a total of $75 million. The proceeds from the loan agreement were used primarily to redeem the Company's outstanding preferred stock.
     As of January 2, 1994, the Company was in compliance with the covenants contained in its various borrowing agreements. None of these covenants is presently expected to constrain the Company.
     The Company actively manages its interest rate risk using a variety of rate hedging agreements. As of January 2, 1994, approximately 43% of the total debt portfolio was subject to changes in short-term interest rates.
     During 1993, the Company spent $28.8 million for capital additions compared to $32.9 million in 1992. The higher spending in 1992 was attributable primarily to building improvements in the Sunbelt locations.
     As a result of the Company's tax loss carryforward position, leasing has continued to be used to lower the Company's overall cost for certain capital equipment purchases. Total lease expense in 1993 was $17.3 million as compared to $17.8 million in 1992. The Company plans to lease the majority of its vending requirements in 1994.
     In February 1994, the Board of Directors approved an increase in the dividend for the first quarter. The first quarter 1994 dividend, payable on March 10, 1994, was increased for Common and Class B Common shareholders from $.22 per share and $.13 per share, respectively, to $.25 per share per quarter for both classes of stock. If the Company continues to pay quarterly dividends of $.25 per share for both classes of common stock, annual dividend payments will increase from $7.7 million in 1993 to $9.3 million in 1994.
     At the end of 1993, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment.
     Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional franchise territories on an ongoing basis.
                                       16

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      COCA-COLA BOTTLING CO. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                                                       FISCAL YEAR
                                                                                              1993        1992         1991
NET SALES (includes sales to Piedmont of $42,183 in 1993)................................   $686,960    $ 655,778    $464,733
Cost of products sold (includes $38,944 related to sales
  to Piedmont in 1993)...................................................................    396,077      372,865     262,887
GROSS MARGIN.............................................................................    290,883      282,913     201,846
Selling expenses.........................................................................    144,411      151,382     107,266
General and administrative expenses......................................................     51,125       47,154      37,995
Depreciation expense.....................................................................     23,284       22,217      18,785
Amortization of goodwill and intangibles.................................................     14,784       18,326      10,884
INCOME FROM OPERATIONS...................................................................     57,279       43,834      26,916
Interest expense.........................................................................     30,994       36,862      21,556
Other expense, net.......................................................................      2,270        2,121       2,404
Income before income taxes and effect of accounting changes..............................     24,015        4,851       2,956
Federal and state income taxes:
  Current................................................................................      1,921           48          45
  Deferred...............................................................................      7,261        2,720         (25)
Total federal and state income taxes.....................................................      9,182        2,768          20
Income before effect of accounting changes...............................................     14,833        2,083       2,936
Effect of accounting changes.............................................................                (116,199)
Net income (loss)........................................................................     14,833     (114,116)      2,936
Preferred stock dividends................................................................                   4,195         728
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS......................................   $ 14,833    $(118,311)   $  2,208
Income (loss) per share:
  Income (loss) before effect of accounting changes,
     less preferred stock dividends......................................................   $   1.60    $    (.23)   $    .24
  Effect of accounting changes...........................................................                  (12.66)
  NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS....................................   $   1.60    $  (12.89)   $    .24
Cash dividends per share:
  Common Stock...........................................................................   $    .88    $     .88    $    .88
  Class B Common Stock...................................................................        .52          .52         .52
Weighted average number of Common and Class B
  Common shares outstanding..............................................................      9,258        9,181       9,181

          See Accompanying Notes to Consolidated Financial Statements.
                                       17

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                          CONSOLIDATED BALANCE SHEETS
                        IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                                        JAN. 2,         JAN. 3,
                                                                                                          1994            1993
ASSETS
CURRENT ASSETS:
Cash...............................................................................................     $  1,262        $  1,414
Accounts receivable, trade, less allowance for doubtful accounts of $425 and $400..................        4,960           3,796
Accounts receivable from The Coca-Cola Company.....................................................        6,698           4,054
Due from Piedmont Coca-Cola Bottling Partnership...................................................        2,454
Accounts receivable, other.........................................................................       10,758          10,036
Inventories........................................................................................       27,533          26,635
Prepaid expenses and other current assets..........................................................        4,734           3,311
  Total current assets.............................................................................       58,399          49,246
PROPERTY, PLANT AND EQUIPMENT, at cost.............................................................      297,561         293,476
Less -- Accumulated depreciation and amortization..................................................      134,546         122,799
  Property, plant and equipment, net...............................................................      163,015         170,677
INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP..............................................       68,400
OTHER ASSETS.......................................................................................       18,700          20,527
IDENTIFIABLE INTANGIBLE ASSETS, less accumulated amortization of $65,803 and $59,787...............      267,715         470,910
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED, less accumulated amortization
  of $19,399 and $17,108...........................................................................       72,220          74,511
  Total............................................................................................     $648,449        $785,871

          See Accompanying Notes to Consolidated Financial Statements.
                                       18

                                                                                                        JAN. 2,         JAN. 3,
                                                                                                          1994            1993
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Portion of long-term debt payable within one year..................................................     $    711        $  1,178
Accounts payable and accrued liabilities...........................................................       69,232          52,073
Accounts payable to The Coca-Cola Company..........................................................        1,876           1,796
Accrued interest payable...........................................................................       10,108          11,042
  Total current liabilities........................................................................       81,927          66,089
DEFERRED INCOME TAXES..............................................................................       80,065         109,906
OTHER LIABILITIES..................................................................................       22,470          28,944
SENIOR LONG-TERM DEBT..............................................................................      434,358         555,126
  Total liabilities................................................................................      618,820         760,065
SHAREHOLDERS' EQUITY:
Convertible Preferred Stock, $100 par value: Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value: Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value: Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value: Authorized-30,000,000 shares; Issued-10,090,859 and 9,977,395 shares...       10,090           9,977
Class B Common Stock, $1 par value: Authorized-10,000,000 shares; Issued-1,964,476 shares..........        1,965           1,965
Class C Common Stock, $1 par value: Authorized-20,000,000 shares; Issued-None
Capital in excess of par value.....................................................................      139,322         144,831
Accumulated deficit................................................................................      (98,488)       (113,321)
Minimum pension liability adjustment...............................................................       (5,614)
                                                                                                          47,275          43,452
Less-Treasury stock, at cost:
  Common-2,132,800 shares..........................................................................       17,237          17,237
  Class B Common-628,114 shares....................................................................          409             409
  Total shareholders' equity.......................................................................       29,629          25,806
  Total............................................................................................     $648,449        $785,871

          See Accompanying Notes to Consolidated Financial Statements.
                                       19

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                                                                                      FISCAL YEAR
                                                                                             1993         1992         1991
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................................................   $  14,833    $(114,116)   $  2,936
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Effect of accounting changes..........................................................                  116,199
  Depreciation expense..................................................................      23,284       22,217      18,785
  Amortization of goodwill and intangibles..............................................      14,784       18,326      10,884
  Deferred income taxes.................................................................       7,261        2,720         (25)
  Losses on sale of property, plant and equipment.......................................       1,148          574         278
  Amortization of debt costs............................................................         511          676         720
  Undistributed loss of Piedmont Coca-Cola
     Bottling Partnership...............................................................       1,600
  (Increase) decrease in current assets less current
     liabilities........................................................................         (30)       4,218       7,945
  Increase in other noncurrent assets...................................................      (3,571)      (4,351)       (826)
  Increase (decrease) in other noncurrent liabilities...................................         (25)      (7,049)      3,138
  Other.................................................................................          25           33         756
Total adjustments.......................................................................      44,987      153,563      41,655
Net cash provided by operating activities...............................................      59,820       39,447      44,591
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt............................................                   80,109
Payments on long-term debt..............................................................    (120,768)      (4,397)    (35,132)
Issuance of common stock................................................................       2,269
Issuance of preferred stock.............................................................                               50,000
Redemption of preferred stock and redeemable
  preferred stock.......................................................................                  (60,991)
Cash dividends paid.....................................................................      (7,665)     (11,793)    (14,925)
Other...................................................................................      (1,376)       4,695         (74)
Net cash provided by (used in) financing activities.....................................    (127,540)       7,623        (131)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment..............................................     (28,786)     (32,887)    (24,360)
Proceeds from the sale of property, plant and equipment.................................       1,908        2,931       2,338
Acquisitions of companies, net of cash acquired.........................................      (1,488)     (16,699)    (24,614)
Net proceeds from sale and contribution of assets to Piedmont Coca-Cola Bottling
  Partnership...........................................................................      95,934
Net cash provided by (used in) investing activities.....................................      67,568      (46,655)    (46,636)
NET INCREASE (DECREASE) IN CASH.........................................................        (152)         415      (2,176)
CASH AT BEGINNING OF YEAR...............................................................       1,414          999       3,175
CASH AT END OF YEAR.....................................................................   $   1,262    $   1,414    $    999

          See Accompanying Notes to Consolidated Financial Statements.
                                       20

                      COCA-COLA BOTTLING CO. CONSOLIDATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  IN THOUSANDS

                                                                     CLASS      CAPITAL                      MINIMUM
                                                                       B       IN EXCESS                     PENSION
                                             PREFERRED    COMMON     COMMON      OF PAR      ACCUMULATED    LIABILITY     TREASURY
                                               STOCK       STOCK     STOCK       VALUE         DEFICIT      ADJUSTMENT     STOCK
Balance on December 30, 1990..............                $ 9,976    $1,966     $ 167,314     $    (795)                  $ 17,646
Net income................................                                                        2,936
Cash dividends declared:
  Common..................................                                         (6,615)         (982)
  Preferred...............................                                           (364)         (364)
Issuance of Preferred Stock...............   $  50,000
Balance on December 29, 1991..............      50,000      9,976    1,966        160,335           795                     17,646
Net loss..................................                                                     (114,116)
Cash dividends declared:
  Common..................................                                         (7,598)
  Preferred...............................                                         (4,195)
Redemption of Preferred Stock.............     (50,000)
Premium on Preferred Stock
  redeemed................................                                         (3,711)
Conversion of Class B Common Stock into
  Common Stock............................                      1       (1 )
Balance on January 3, 1993................           0      9,977    1,965        144,831      (113,321)                    17,646
Net income................................                                                       14,833
Cash dividends declared:
  Common..................................                                         (7,665)
Issuance of Common Stock..................                    113                   2,156
Minimum pension liability
  adjustment..............................                                                                   $ (5,614)
BALANCE ON JANUARY 2, 1994................   $       0    $10,090    $1,965     $ 139,322     $ (98,488)     $ (5,614)    $ 17,646

          See Accompanying Notes to Consolidated Financial Statements.
                                       21

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
     Coca-Cola Bottling Co. Consolidated ("the Company") is engaged in the production, marketing and distribution of soft drinks, primarily products of The Coca-Cola Company.
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The fiscal years presented are the 52-week period ended January 2, 1994, the 53-week period ended January 3, 1993 and the 52-week period ended December 29, 1991.
     Certain prior year amounts have been reclassified to conform to current year classifications.
     The Company's more significant accounting policies are as follows:
CASH AND CASH EQUIVALENTS
     Cash and cash equivalents includes cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.
INVENTORIES
     Inventories are stated at the lower of cost, primarily determined on the last-in, first-out basis, or market.
PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and the gain or loss, if any, is reflected in income.
INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
     The Company beneficially owns a 50% interest in Piedmont Coca-Cola Bottling Partnership ("Piedmont"). The Company accounts for its interest in Piedmont using the equity method of accounting.
     With respect to Piedmont, sales of soft drink products at cost, management fee revenue and the Company's share of Piedmont's results from operations are included in "Net sales." See Note 3 for additional information.
INCOME TAXES
     The Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities.
BENEFIT PLANS
     The Company has a noncontributory pension plan covering substantially all nonunion employees and one noncontributory pension plan covering certain union employees. Costs of the plans are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. The Company expenses amounts as paid in accordance with union agreements. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service.
INTANGIBLE ASSETS
     Identifiable intangible assets resulting from the acquisition of Coca-Cola bottling franchises are being amortized on a straight-line basis over periods ranging from four to forty years.
                                       22

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED
     The excess of cost over fair value of net assets of businesses acquired is being amortized on a straight-line basis over forty years.
PER SHARE AMOUNTS
     Per share amounts are calculated based on the weighted average number of Common and Class B Common shares outstanding.
POSTEMPLOYMENT BENEFITS
     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. Postemployment benefits encompass various types of employer-provided benefits including, but not limited to, the following: workers' compensation, disability-related benefits and severance benefits. SFAS 112 is effective for fiscal years beginning after December 15, 1993, although earlier adoption is permitted. Any accrual required to be recorded by SFAS 112 must be recognized initially as the effect of a change in accounting principle. The Company intends to adopt the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994.
FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     Costs associated with interest rate swaps, forward interest rate agreements and interest rate caps are recorded over the lives of the agreements as an adjustment to interest expense.
2. ACQUISITIONS
     On December 20, 1991, the Company acquired all of the outstanding capital stock of Sunbelt Coca-Cola Bottling Company, Inc. ("Sunbelt") for approximately $15.2 million. Approximately $4.4 million of the purchase price was paid in cash to The Coca-Cola Company and one of its affiliates (former shareholders of Sunbelt) and the balance of the purchase price was paid to the remaining shareholders through the issuance of Company debt. Funds used for the cash portion of the acquisition were obtained from the Company's existing lines of credit. Total assets acquired as a result of the Sunbelt acquisition were approximately $304 million. The acquisition was accounted for under the purchase method of accounting.
     The following unaudited pro forma combined summary results of operations for the year ended December 29, 1991 gives effect to the acquisition as though it had occurred at the beginning of the period presented. The pro forma earnings are not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of the period presented, nor are they necessarily indicative of the results of future operations.

                                                                                                                   UNAUDITED,
IN THOUSANDS (EXCEPT PER SHARE DATA)                                                                               PRO FORMA
YEAR ENDED DECEMBER 29,                                                                                               1991
Net sales.......................................................................................................    $632,717
Costs and expenses..............................................................................................     589,588
Income from operations..........................................................................................      43,129
Net loss........................................................................................................        (645)
Preferred dividends.............................................................................................       4,728
Net loss applicable to common shareholders......................................................................      (5,373)
Net loss applicable to common shareholders, per share...........................................................    $   (.59)

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides substantially all of the soft drink products for Piedmont and manages the operations of Piedmont pursuant to a management agreement.
     Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by such subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Company's Wilson, NC and Greenville and Beaufort, SC territories. The cash contributed to Piedmont by the Company's subsidiaries was provided from the Company's available credit facilities. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt.
     Summarized financial information for Piedmont is as follows:

IN THOUSANDS                                                                                                        JAN. 2, 1994
Current assets...................................................................................................     $ 18,408
Noncurrent assets................................................................................................      362,923
Total assets.....................................................................................................     $381,331
Current liabilities..............................................................................................     $  9,867
Noncurrent liabilities...........................................................................................      234,664
Total liabilities................................................................................................      244,531
Partners' equity.................................................................................................      136,800
Total liabilities and partners' equity...........................................................................     $381,331
Company equity investment........................................................................................     $ 68,400

                                                                                                                      FOR THE
                                                                                                                       PERIOD
                                                                                                                    JULY 2, 1993
                                                                                                                      THROUGH
                                                                                                                     JANUARY 2,
IN THOUSANDS                                                                                                            1994
Net sales........................................................................................................     $ 91,259
Cost of products sold............................................................................................       52,535
Gross margin.....................................................................................................       38,724
Income from operations...........................................................................................        1,209
Net loss.........................................................................................................     $ (3,200)
Company equity in loss...........................................................................................     $ (1,600)

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
     Inventories are summarized as follows:

IN THOUSANDS                                                                                          JAN. 2, 1994    JAN. 3, 1993
Finished products..................................................................................     $ 16,622        $ 17,134
Manufacturing materials............................................................................        9,498           8,163
Used bottles and cases.............................................................................        1,413           1,338
Total inventories..................................................................................     $ 27,533        $ 26,635

     The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.5 million and $2.6 million on January 2, 1994 and January 3, 1993, respectively, as a result of inventory premiums associated with certain acquisitions.
5. PROPERTY, PLANT AND EQUIPMENT
     The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                                           JAN. 2,          JAN. 3,            ESTIMATED
IN THOUSANDS                                                                 1994             1993            USEFUL LIVES
Land....................................................................   $ 10,851         $ 12,101
Buildings...............................................................     60,907           62,394           10-50 years
Machinery and equipment.................................................     65,945           66,804            5-20 years
Transportation equipment................................................     33,246           32,125            4-10 years
Furniture and fixtures..................................................     18,437           17,744            7-10 years
Vending equipment.......................................................     89,280           85,900            6-13 years
Leasehold and land improvements.........................................     12,619           12,953            5-20 years
Construction in progress................................................      6,276            3,455
Total property, plant and equipment, at cost............................   $297,561         $293,476

     The slight increase in property, plant and equipment resulted from capital additions in 1993 exceeding normal retirements and the sale and contribution of certain fixed assets to Piedmont.
6. IDENTIFIABLE INTANGIBLE ASSETS
     The principal categories and estimated useful lives of identifiable intangible assets, net of accumulated amortization, were as follows:

                                                                              JAN. 2,          JAN. 3,            ESTIMATED
IN THOUSANDS                                                                    1994             1993            USEFUL LIVES
Franchise rights...........................................................   $230,205         $430,058               40 years
Customer lists.............................................................     30,858           33,587            20-23 years
Advertising savings........................................................      5,792            6,309             7-23 years
Other......................................................................        860              956             4-18 years
Total identifiable intangible assets.......................................   $267,715         $470,910

     The decrease in identifiable intangible assets resulted primarily from the sale and contribution of certain franchise territories to Piedmont.
                                       25

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. LONG-TERM DEBT
     Long-term debt is summarized as follows:

                                                                                 FIXED(F)
                                                                                    OR
                                                                   INTEREST    VARIABLE(V)     INTEREST    JAN. 2,     JAN. 3,
IN THOUSANDS                                           MATURITY      RATE          RATE          PAID        1994        1993
Lines of Credit.....................................     1997         3.50%         V           Varies     $ 18,335    $ 94,301
Revolving Credit....................................     1997
                                                                                    V           Varies                   40,000
Term Loan Agreement.................................     1995         3.77%         V          Monthly       75,000      75,000
Term Loan Agreement.................................     2000         4.00%         V           Semi-        60,000      60,000
                                                                                               annually
Term Loan Agreement.................................     2001         4.00%         V           Semi-        60,000      60,000
                                                                                               annually
Medium-Term Notes...................................     1998         3.93%         V         Quarterly      10,000      10,000
Medium-Term Notes...................................     1999         7.99%         F           Semi-        66,500      66,500
                                                                                               annually
Medium-Term Notes...................................     2000        10.05%         F           Semi-        57,000      57,000
                                                                                               annually
Medium-Term Notes...................................     2002         8.56%         F           Semi-        66,500      66,500
                                                                                               annually
Notes acquired in
  Sunbelt acquisition...............................     2001         8.00%         F         Quarterly       5,442       6,000
Other notes payable.................................     1994-        6.85%-        F           Varies       16,217      16,984
                                                         2001        12.00%
Capital leases......................................     1994-        8.00%-        F          Monthly           75       4,019
                                                         1995        12.00%
                                                                                                            435,069     556,304
Less: Portion of long-term debt payable within one
  year..............................................                                                            711       1,178
Senior long-term debt...............................
                                                                                                           $434,358    $555,126

     The principal maturities of long-term debt outstanding on January 2, 1994 were as follows:

IN THOUSANDS
1995..............................................................................................................   $ 75,229
1996..............................................................................................................        120
1997..............................................................................................................     18,490
1998..............................................................................................................     12,050
Thereafter........................................................................................................    328,469
Total long-term debt..............................................................................................   $434,358

     On March 17, 1992, the Company entered into a revolving credit agreement totaling $170 million which eliminated the term loan portion of the facility and extended the revolving credit maturity date to March 1997. The agreement contains several covenants which establish minimum ratio requirements related to debt and cash flow. A commitment fee of 1/5% per year on the average daily unused amount of the banks' commitment is payable quarterly. There were no borrowings outstanding under this facility as of January 2, 1994.
     A $100 million commercial paper program was established in January 1990 for general corporate purposes. On
January 2, 1994, there were no borrowings outstanding under this program.
                                       26

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company borrows from time to time under informal lines of credit from various banks. On January 2, 1994, the Company had $175 million of credit available under these lines, of which $18.3 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. It is the Company's intent to renew such borrowings as they mature. To the extent that these borrowings, the borrowings under the revolving credit facility described above, and outstanding commercial paper do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.
     On February 12, 1990, a $200 million shelf registration for debt securities filed with the Securities and Exchange Commission became effective and available for the issuance of medium-term notes ("MTNs"). As of December 30, 1990, $67 million of eight-and ten-year MTNs had been issued. On February 19, 1992, the Company issued $133 million of seven-and ten-year MTNs, the proceeds of which were used to repay a portion of a bridge facility from Coca-Cola Financial Corporation ("CCFC"). As of February 19, 1992, all $200 million of MTNs had been issued for terms of seven, eight and ten years.
     On June 28, 1990, the Company entered into an eight-year, $60 million loan agreement. On October 28, 1993, the Company amended the agreement, extending the term loan maturity date to October 28, 2001.
     On February 20, 1992, the Company entered into a five-year, $60 million loan agreement. The proceeds from the loan agreement were used to repay portions of a bridge facility from CCFC and other senior debt. On October 28, 1993, the Company amended the agreement, extending the term loan maturity date to October 28, 2000.
     On June 26, 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. As of January 2, 1994, the Company had sold $33 million of its trade accounts receivable and used the proceeds to reduce its outstanding bank loans. It is the Company's current intent to continue to sell its trade accounts receivable in the future. The discount on sales of trade accounts receivable was $1.4 million in 1993, $1.6 million in 1992 and $1.8 million in 1991 and is included in "Other expense, net."
     On October 30, 1992, the Company entered into a three-year, $50 million loan agreement, amended November 30, 1992 to increase the facility by $25 million for a total of $75 million. The proceeds from the loan agreement were used primarily to redeem the Company's outstanding preferred stock.
     As of January 2, 1994, the Company was in compliance with the covenants covering all of its various borrowing agreements. None of these covenants is presently expected to constrain the Company.
8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     The Company actively manages its interest rate risk using a variety of rate hedging mechanisms. The Company has entered into a series of hedging transactions that resulted in a weighted average interest rate of 6.7% for the debt portfolio as of January 2, 1994. Approximately 43% of the total debt portfolio was subject to changes in short-term interest rates on January 2, 1994. The Company's overall weighted average borrowing rate on its long-term debt declined from an average of 6.6% in 1992 to an average of 5.9% in 1993.
     Off-balance-sheet financial instruments on January 2, 1994 are summarized as follows:

                                                                                                                     REMAINING
DESCRIPTION                                                                                          IN THOUSANDS       TERM
Interest rate swaps -- floating...................................................................     $221,600      7-10 years
Interest rate swaps -- fixed......................................................................      368,000      1-10 years
Interest rate caps................................................................................      110,000       1.5 years
Financial guarantee...............................................................................       13,094         7 years

FINANCIAL GUARANTEES
     The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. See Note 15 to the consolidated financial statements for additional information concerning this financial guarantee.
                                       27

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CREDIT RISK
     The Company is exposed to credit loss in the event of nonperformance by the other parties to the various off-balance-sheet financial transactions as disclosed above. The Company does not anticipate nonperformance by the other parties. The Company has entered into these off-balance-sheet financial transactions with numerous counterparties during the year. The financial instruments outstanding on January 2, 1994 as disclosed above were with eight different commercial or investment banks. It is the Company's belief that this does not represent any material concentration of credit risk.
COLLATERAL
     In accordance with standard market practice, no collateral has been given or received by the Company in connection with the off-balance-sheet financial instruments described above. The Company does not anticipate nonperformance by the counterparties.
9. FAIR VALUES OF FINANCIAL INSTRUMENTS
     The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:
PUBLICLY TRADED DEBT
     The fair value of the Company's publicly traded debt is estimated based on quoted market prices.
NON-TRADED VARIABLE RATE LONG-TERM DEBT
     The carrying amounts of the Company's variable rate borrowings approximate their fair value.
NON-TRADED FIXED RATE LONG-TERM DEBT
     The fair values of the Company's fixed rate long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
     Fair values for the Company's off-balance-sheet interest rate swaps are based on current settlement values; fair value of the interest rate caps is negligible.
     The carrying amounts and fair values of the Company's financial instruments on January 2, 1994 were as follows:

IN THOUSANDS                                                                                       CARRYING AMOUNT    FAIR VALUE
Balance Sheet Instruments
  Publicly traded debt..........................................................................      $ 200,000        $ 225,223
  Non-traded variable rate long-term debt.......................................................        213,335          213,335
  Non-traded fixed rate long-term debt..........................................................         21,659           23,367
Off-Balance-Sheet Instruments
  Interest rate swaps...........................................................................                           7,478

     The fair value of the interest rate swaps represents the estimated amount the Company would have had to pay to terminate these agreements on January 2, 1994.
                                       28

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. LEASE COMMITMENTS
     The Company has entered into various fleet operating lease agreements, principally for route delivery trucks and over the road tractors, and various vending operating lease agreements.
     Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $17.3 million, $17.8 million and $13.0 million for 1993, 1992 and 1991, respectively.
     The following is a summary of future minimum lease payments for all operating leases as of January 2, 1994:

IN THOUSANDS
1994...............................................................................................................   $18,710
1995...............................................................................................................    16,982
1996...............................................................................................................    15,149
1997...............................................................................................................    12,496
1998...............................................................................................................    11,551
Thereafter.........................................................................................................    22,308
Total minimum lease payments.......................................................................................   $97,196

11. INCOME TAXES
     The Company adopted SFAS 109, "Accounting for Income Taxes," in 1992 with a charge of $109.1 million recorded as an "Effect of accounting change." The provision for income taxes for 1993 and 1992 has been calculated under the requirements of SFAS 109. The income tax provision for 1991 was calculated under the deferred method.
     The provision for income taxes consisted of the following:

                                                                                                           FISCAL YEAR
IN THOUSANDS                                                                                          1993       1992     1991
Current:
  Federal........................................................................................   $  1,921              $45
  State..........................................................................................               $   48
                                                                                                       1,921        48     45
Deferred:
  Federal........................................................................................    (27,748)    2,227    (25 )
  State..........................................................................................     (3,662)      493
  Benefit of acquired loss carryforwards used to reduce franchise value..........................     35,599
  Benefit of minimum pension liability adjustment................................................      3,072
                                                                                                       7,261     2,720    (25 )
Income tax expense...............................................................................   $  9,182    $2,768    $20

     The Company made income tax payments for alternative minimum tax of approximately $1.9 million during 1993.
                                       29

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised a significant part of deferred tax assets and liabilities on January 2, 1994 and January 3, 1993 were as follows:

                                                                                                        JAN. 2,      JAN. 3,
IN THOUSANDS                                                                                              1994        1993
Intangibles..........................................................................................   $102,680    $ 162,111
Depreciation.........................................................................................     21,971       20,639
Investment in Piedmont...............................................................................     19,030
Other................................................................................................      9,154       10,903
Gross deferred income tax liabilities................................................................    152,835      193,653
Net operating loss carryforwards.....................................................................    (52,682)     (92,266)
Other................................................................................................    (17,713)     (20,543)
Gross deferred income tax assets.....................................................................    (70,395)    (112,809)
Deferred tax assets valuation allowance..............................................................                  29,934
Benefit of minimum pension liability adjustment......................................................     (3,072)
Deferred income tax liability........................................................................   $ 79,368    $ 110,778

     Net current deferred tax assets of $.7 million were included in prepaid expenses and other current assets on January 2, 1994. Current deferred income taxes of $.9 million were included in accounts payable and accrued liabilities on January 3, 1993.
     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes and effect of accounting changes at the statutory rate as follows:

                                                                                                           FISCAL YEAR
IN THOUSANDS                                                                                        1993       1992      1991
Statutory expense...............................................................................   $ 8,405    $1,649    $1,005
Amortization of franchise and goodwill assets...................................................       364       353       815
State income taxes, net of federal benefit......................................................     1,185       373
Effect of change in statutory tax rates.........................................................     2,100
Adjustment of valuation allowance...............................................................    (3,216)
Change in estimate of deductibility of franchise amortization...................................                        (2,014)
Other...........................................................................................       344       393       214
Income tax expense..............................................................................   $ 9,182    $2,768    $   20

     The Company had $3.0 million of investment tax credits available to reduce future income tax payments for federal income tax purposes on January 2, 1994. These credits expire in varying amounts through 2001.
     On January 2, 1994, the Company had $129 million and $166 million of federal and state net operating losses available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2007.
     A valuation allowance of $29.9 million was recorded against certain income tax assets on January 3, 1993, primarily due to restrictions on the use of acquired net operating losses. The Company sold certain assets during the year which allowed utilization of these restricted net operating losses. The realization of the benefit from these net operating loss carryforwards resulted in a reduction of recorded franchise values of $35.6 million. Due to the Company's restructuring related to the formation of Piedmont and a significant increase in profitability, no valuation allowance is considered necessary on January 2, 1994.
     The Omnibus Budget Reconciliation Act of 1993 increased the maximum federal income tax rate from 34% to 35% effective January 1, 1993. This increase resulted in additional income tax expense of $2.1 million for the year ended January 2, 1994.
                                       30

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. REDEEMABLE PREFERRED STOCK
     On April 20, 1990, the Company acquired all of the outstanding capital stock of Coca-Cola Bottling Works of Jackson, Incorporated and Jackson Coca-Cola Bottling Company, Inc. in Jackson, Tennessee. In connection with this acquisition, the Company issued 20,800 shares of its Series A Nonconvertible Preferred Stock, $100 par value. On November 30, 1992, the Company redeemed all outstanding shares of this preferred stock. Preferred dividends of $728,000 were paid in both 1992 and 1991 on these preferred shares.
13. CAPITAL TRANSACTIONS
     On April 9, 1993, the Company acquired all of the outstanding stock of Whirl-i-Bird, Inc. in exchange for 80,000 shares, valued at $1.6 million, of the Company's Common Stock (based on the closing market price of $20 per share on March 17, 1993). Whirl-i-Bird, Inc. had previously leased a helicopter to the Company from time to time and was wholly owned by J. Frank Harrison, Jr.
     On June 25, 1993, the Company issued 33,464 shares of its Common Stock to The Coca-Cola Company at a price of $20 per share. These shares were issued pursuant to a Stock Rights and Restrictions Agreement dated January 27, 1989 that provided The Coca-Cola Company a preemptive right to purchase a percentage of any newly issued shares of any class as necessary to allow it to maintain ownership of both 29.67% of the outstanding shares of common stock of all classes and 22.59% of the total votes of all outstanding shares of all classes.
     On December 20, 1991, the Company issued 25,000 shares of its Series B Nonconvertible Preferred Stock to Coca-Cola Financial Corporation for a total of $50 million. These funds were used by the Company to repay certain indebtedness of Sunbelt. On October 30, 1992, the Company redeemed the $50 million of Series B Nonconvertible Preferred Stock. The preferred stock was refinanced using a $50 million three-year bank term loan. Dividends of $3.5 million were paid in 1992 on these preferred shares.
     On January 27, 1989, J. Frank Harrison, III, J. Frank Harrison, Jr. and Reid M. Henson, Co-Trustee, entered into a Voting Agreement with The Coca-Cola Company respecting all shares of Common Stock and Class B Common Stock of the Company which they hold or as to which, in the case of J. Frank Harrison, III and J. Frank Harrison, Jr., they had the right to vote or, as to Reid M. Henson, he had the right to vote as Co-Trustee of certain trusts (the "Voting Agreement"). Pursuant to the Voting Agreement, J. Frank Harrison, III, J. Frank Harrison, Jr. and Reid M. Henson, Co-Trustee, agreed to vote their shares of Common Stock and Class B Common Stock for a nominee (and any successor or replacement nominee) of The Coca-Cola Company for election to the Board of Directors of the Company. An irrevocable proxy was granted to J. Frank Harrison, III, for life and thereafter to J. Frank Harrison, Jr. by The Coca-Cola Company with respect to all shares of Class B Common Stock and Common Stock held by it during the term of the Voting Agreement (the "Irrevocable Proxy").
     The Irrevocable Proxy covers voting on the election of directors and any other matters on which holders of Common Stock or Class B Common Stock are entitled to vote; however, the Irrevocable Proxy does not cover voting with respect to any merger, consolidation, sale of all or substantially all of the Company's assets, any other corporate reorganization or other similar corporate transaction involving the Company in which Messrs. Harrison, III and Harrison, Jr. would not exercise voting control over, or The Coca-Cola Company would not have an equity interest in, the resulting entity.
     The Coca-Cola Company agreed in the Voting Agreement to support the control of the Company by the Harrison family, provided that Messrs. Harrison, III and Harrison, Jr. or either of them are actively involved in the Company's management.
     Dividends on the Class B Common Stock are permitted to equal, but not exceed, dividends on the Common Stock. Shareholders with Class B Common Stock are entitled to 20 votes per share compared to one vote per share on the Common Stock.
     On March 8, 1989, the Company granted J. Frank Harrison, Jr. an option for the purchase of 100,000 shares of Common Stock exercisable at the closing market price of the stock on the day of grant. The closing market price of the stock on March 8, 1989 was $27.00 per share. The option is exercisable, in whole or in part, at any time at the election of Mr. Harrison, Jr. over a period of 15 years from the date of grant. None of this option has been exercised.
                                       31

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On August 9, 1989, the Company granted J. Frank Harrison, III an option for the purchase of 150,000 shares of Common Stock exercisable at the closing market price of the stock on the day of grant. The closing market price of the stock on August 9, 1989 was $29.75 per share. The option may be exercised, in whole or in part, during a period of 15 years beginning on the date of grant. The option is currently exercisable with respect to 112,500 shares and is exercisable with respect to an additional 7,500 shares annually. None of this option has been exercised.
14. BENEFIT PLANS
     Pension plan expense related to the Company-sponsored pension plans for the years ended January 2, 1994, January 3, 1993 and December 29, 1991 was $2,484,000, $812,000 and $874,000, respectively, including the pro rata share of past service costs, which are being amortized over 30 years. In addition, certain employees are covered by pension plans administered by unions. Expense associated with the union plans was $736,000, $709,000 and $668,000 for the years ended January 2, 1994, January 3, 1993 and December 29, 1991, respectively.
     Retirement benefits under the Company's principal pension plan are based on the employee's length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plan are based on the projected unit credit actuarial funding method and are limited to the amounts that are currently deductible for tax purposes.
     The following table sets forth the status of the Company-sponsored plans as of January 2, 1994 and January 3, 1993:

                                                                                                          JAN. 2,     JAN. 3,
IN THOUSANDS                                                                                                1994        1993
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $40,310 and $31,874.....................   $ 43,507    $ 32,533
Projected benefit obligation for service rendered to date..............................................   $(48,456)   $(34,734)
Plan assets at fair market value.......................................................................     40,423      33,534
Projected benefit obligation in excess of plan assets..................................................     (8,033)     (1,200)
Unrecognized net loss..................................................................................     12,695       6,346
Unrecognized prior service cost........................................................................         42          32
Unrecognized net asset being amortized
  over 7 years.........................................................................................       (349)       (158)
Additional minimum pension liability...................................................................     (8,686)
Prepaid pension cost (liability).......................................................................   $ (4,331)   $  5,020

     Under the requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets, was recognized as of January 2, 1994. The increase in liabilities was charged directly to shareholders' equity. The minimum pension liability adjustment, net of income taxes, was $5.6 million.
     Net periodic pension cost for the Company-sponsored pension plans included the following components:

                                                                                                          FISCAL YEAR
IN THOUSANDS                                                                                      1993       1992       1991
Service cost-benefits earned..................................................................   $ 1,693    $ 1,141    $   593
Interest cost on projected benefit obligation.................................................     3,310      2,658      1,749
Actual return on plan assets..................................................................    (3,965)      (836)    (2,572)
Net amortization and deferral.................................................................     1,446     (2,151)     1,104
Net periodic pension cost.....................................................................   $ 2,484    $   812    $   874

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The actuarial assumptions that were used for the Company's principal pension plan calculations were as follows:

                                                                                                                 1993    1992
Weighted average discount rate used in determining the actuarial present value of the projected benefit
  obligation..................................................................................................   7.5 %   9.0 %
Weighted average expected long-term rate of return on plan assets.............................................   9.0 %   10.0%
Weighted average rate of compensation increase................................................................   4.0 %   4.0 %

     The Company provides a 401(k) Savings Plan for substantially all of its nonunion employees. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the earlier of two consecutive years of service while participating in the Savings Plan or after five years of service with the Company. The total cost for this benefit in 1993, 1992 and 1991 was $1,491,000, $603,000 and $478,000, respectively. The increase in this cost in 1993 resulted primarily from a special award of approximately $750,000. The Board of Directors authorized this award in recognition of the employees' contribution to the significant improvement in the Company's financial performance.
     During 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). Under SFAS 106, the Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service. Prior to 1992, the Company accounted for the cost of such benefits when the benefits were paid. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.
     The accumulated postretirement benefit obligation as of December 30, 1991, which represented the portion of the expected cost of postretirement benefits attributable to employee service prior to that date, of $7.1 million (net of income taxes of $4.5 million) was charged to 1992 operations and appears in the consolidated statement of operations within the caption "Effect of accounting changes." In addition, the accumulated postretirement benefit obligation of $4.8 million relating to the Sunbelt operations was recorded as part of the purchase price of Sunbelt.
     Postretirement benefit expense was $1.5 million and $1.6 million in 1993 and 1992, respectively. The components of expense were as follows:

                                                                                                                FISCAL YEAR
IN THOUSANDS                                                                                                   1993      1992
Service cost-benefits earned...............................................................................   $  238    $  231
Interest cost on projected benefit obligation..............................................................    1,223     1,348
Net postretirement benefit cost............................................................................   $1,461    $1,579

     The accumulated postretirement benefit obligation was comprised of the following components:

                                                                                                           JAN. 2,    JAN. 3,
IN THOUSANDS                                                                                                1994       1993
Retirees................................................................................................   $ 8,576    $13,255
Active plan participants................................................................................     4,253      2,792
Accrued postretirement benefit obligation...............................................................   $12,829    $16,047

     The decrease in the accrued postretirement benefit obligation from 1992 to 1993 resulted from the assumption of postretirement benefit obligations for certain Sunbelt retirees by Piedmont, offset by postretirement benefit expense accrued in 1993.
     Future postretirement benefit costs were estimated assuming medical costs would decline over a five-year period from a 10% increase beginning January 1, 1993 to 6%, and then decline to a 5.5% increase thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation on January 2, 1994 by approximately $1.7 million and postretirement benefit expense in 1993 would have increased by approximately $200,000. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.5% and 9.0% as of January 2, 1994 and January 3, 1993, respectively.
                                       33

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. SFAS 112 is effective for fiscal years beginning after December 15, 1993. Any accrual required to be recorded by SFAS 112 must be recognized initially as the effect of a change in accounting principle. The Company intends to adopt the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994. The adoption of SFAS 112 will require an estimated one-time, after-tax charge between $1.5 million and $2.5 million.
15. RELATED PARTY TRANSACTIONS
     The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases substantially all of its requirements of concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $158 million, $140 million and $106 million in 1993, 1992 and 1991, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. Additionally, the Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in territories operated by the Company. Total direct marketing support provided to the Company by The Coca-Cola Company was approximately $28 million, $32 million and $24 million in 1993, 1992 and 1991, respectively. In addition, the Company paid approximately $13 million, $14 million and $10 million in 1993, 1992 and 1991, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.
     On April 9, 1993, the Company acquired all of the outstanding stock of Whirl-i-Bird, Inc. in exchange for 80,000 shares, valued at $1.6 million, of the Company's Common Stock (based on the closing market price of $20 per share on March 17, 1993). Whirl-i-Bird, Inc. had previously leased a helicopter to the Company from time to time and was wholly owned by J. Frank Harrison, Jr.
     On June 25, 1993, the Company issued 33,464 shares of its Common Stock to The Coca-Cola Company at a price of $20 per share. These shares were issued pursuant to a Stock Rights and Restrictions Agreement dated January 27, 1989 that provided The Coca-Cola Company a preemptive right to purchase a percentage of any newly issued shares of any class as necessary to allow it to maintain ownership of both 29.67% of the outstanding shares of common stock of all classes and 22.59% of the total votes of all outstanding shares of all classes.
     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont"). The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides substantially all of the soft drink products for Piedmont and manages the operations of Piedmont pursuant to a management agreement. The Company sold product to Piedmont during the six months ended January 2, 1994, at cost, totaling $38.9 million. The Company earned $4.8 million pursuant to its management agreement with Piedmont. Also, the Company subleased various fleet and vending equipment to Piedmont during 1993, at cost. These sublease rentals amounted to approximately $400,000.
     On December 20, 1991, the Company acquired all of the outstanding capital stock of Sunbelt for approximately $15.2 million. Approximately $4.4 million of the purchase price was paid in cash to The Coca-Cola Company and one of its affiliates (former shareholders of Sunbelt).
     In connection with the acquisition of Sunbelt, the Company entered into an agreement providing for a $230 million bridge facility with CCFC. On December 20, 1991, the Company borrowed $152.5 million under this agreement to repay certain indebtedness of Sunbelt. The Company also issued $50 million of Series B Nonconvertible Preferred Stock to CCFC. During the first quarter of 1992, the Company refinanced the $230 million bridge facility from CCFC. Interest paid to CCFC in 1992 under the bridge facility agreement amounted to $1.6 million. On October 30, 1992, the Company redeemed the $50 million of Series B Nonconvertible Preferred Stock held by CCFC. The preferred stock was refinanced using a $50 million three-year bank term loan. Dividends paid to CCFC in 1992 on these preferred shares totaled $3.5 million.
                                       34

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement pursuant to which the Company leased the property for a ten-year term beginning on December 1, 1992. A North Carolina corporation owned entirely by J. Frank Harrison, Jr. serves as sole general partner of the limited partnership. The sole limited partner of this limited partnership is a trust as to which J. Frank Harrison, III and Reid
M. Henson are co-trustees. The annual base rent the Company is obligated to pay for its lease of the Snyder Production Center is approximately $1.9 million. The base rent is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $1,947,000 and $162,000 in 1993 and 1992, respectively.
     On June 1, 1993, the Company entered into a ten-year lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison,
III. The annual base rent the Company is obligated to pay under this lease is approximately $1.2 million. The base rent is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $738,000 in 1993.
     The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Purchases from these entities were approximately $47 million, $46 million and $31 million in 1993, 1992 and 1991, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. On January 2, 1994, such guarantee amounted to approximately $13.1 million.
16. LITIGATION
     On February 11, 1991, a Complaint was filed against the Company and two Company employees in the matter of JEFF HALLUMS V. COCA-COLA BOTTLING CO. CONSOLIDATED, ET AL., File No. 8108 in the Chancery Court for Wilson County, Tennessee as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1993. This suit by a visually handicapped former truck driver for Coca-Cola Bottling Company of Nashville, Inc., a wholly owned subsidiary of the Company, alleges liability under various Tennessee common law misrepresentation principles and under the employee discrimination provision of the Tennessee Human Rights Act. Plaintiff was terminated because he did not meet federal standards for commercial truck drivers. Plaintiff seeks damages in the amount of $750,000. On October 13, 1993, the Tennessee Court of Appeals, on an interlocutory appeal, reversed the trial court's denial of the Company's motion for summary judgment with respect to plaintiff's handicap discrimination claim. The appellate court remanded the case for trial of plaintiff's common law tort claims. On February 28, 1994, the Tennessee Supreme Court denied plaintiff's application for permission to appeal, leaving the order of the Court of Appeals intact. Plaintiff's suit is now limited to common law tort claims in the trial court. The Company does not believe it has liability and is defending the case vigorously.
     On March 4, 1993, a Complaint was filed against the Company, the predecessor bottling company for the Laurel, Mississippi territory and other unnamed parties in the matter of MRS. ELSIE LANGLEY, ADMINISTRATRIX OF THE ESTATE OF WALTER LANGLEY V. COCA-COLA BOTTLING CO. CONSOLIDATED, ET AL., Cause No. 93-3-30 in the Circuit Court of the Second Judicial District for Jones County, Mississippi. This suit by the testatrix spouse of a deceased former employee of the predecessor bottler alleges misrepresentation and fraud in connection with the severance package offered to employees terminated by the predecessor bottler in connection with the acquisition of the Laurel franchise subsidiary of the Company. Plaintiff claims that the former employee was led to believe that the severance package was to include continuation of health insurance by the Company. Plaintiff seeks damages in an amount up to $18 million in compensatory and punitive damages. The Company does not believe it has liability and is defending the case vigorously.
                                       35

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Changes in current assets and current liabilities affecting cash, net of effects from acquisitions and divestitures of companies and effects of accounting changes, are as follows:

                                                                                                          FISCAL YEAR
IN THOUSANDS                                                                                      1993       1992       1991
Accounts receivable, trade, net...............................................................   $(9,319)   $ 7,762    $ 2,429
Due from Piedmont.............................................................................    (2,454)
Accounts receivable, other....................................................................    (3,524)    (3,034)     1,157
Inventories...................................................................................    (2,939)     5,841     (6,018)
Prepaid expenses and other assets.............................................................    (1,688)     3,690        (34)
Portion of long-term debt payable within one year.............................................      (793)    (3,699)     3,655
Accounts payable and accrued liabilities......................................................    20,687     (6,342)     6,756
Decrease (increase)...........................................................................   $   (30)   $ 4,218    $ 7,945

     Cash payments during the year were as follows:

                                                                                                         FISCAL YEAR
IN THOUSANDS                                                                                     1993       1992       1991
Interest.....................................................................................   $31,417    $31,917    $20,126
Income taxes (refunds).......................................................................     2,900        (25)      (294)

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
     Set forth below are unaudited quarterly financial data for the fiscal years ended January 2, 1994 and January 3, 1993. Third quarter 1993 results have been reclassified to conform to current classifications.

IN THOUSANDS (EXCEPT PER SHARE DATA)                                                              QUARTER
YEAR ENDED JANUARY 2, 1994                                                         1           2           3           4
Net sales....................................................................   $154,267    $194,506    $182,149    $156,038
Gross margin.................................................................     69,842      85,635      73,391      62,015
Income before income taxes...................................................      2,568      10,647       8,507       2,293
Net income applicable to common shareholders.................................      1,349       6,035       5,716       1,733
Per share:
  Net income applicable to common
     shareholders............................................................        .15         .65         .62         .18
Weighted average number of
  common shares outstanding..................................................      9,181       9,261       9,294       9,294

IN THOUSANDS (EXCEPT PER SHARE DATA)                                                              QUARTER
YEAR ENDED JANUARY 3, 1993                                                         1           2           3           4
Net sales...................................................................   $ 148,113    $173,896    $170,851    $162,918
Gross margin................................................................      64,709      74,090      72,434      71,680
Income (loss) before effect of
  accounting changes, less
  preferred stock dividends.................................................      (2,297)        465        (196)        (84)
Effect of accounting changes................................................    (116,199)
Net income (loss) applicable to
  common shareholders.......................................................    (118,496)        465        (196)        (84)
Per share:
  Income (loss) before effect
     of accounting changes,
     less preferred stock dividends.........................................        (.25)        .05        (.02)       (.01)
  Effect of accounting changes..............................................      (12.66)
  Net income (loss) applicable
     to common shareholders.................................................      (12.91)        .05        (.02)       (.01)
Weighted average number of
  common shares outstanding.................................................       9,181       9,181       9,181       9,181

                       REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF COCA-COLA BOTTLING CO. CONSOLIDATED
     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) of this filing present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 2, 1994 and January 3, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     During 1992 the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions, as described in Notes 11 and 14.
PRICE WATERHOUSE
Charlotte, North Carolina
February 18, 1994
                                       38

     The financial statement schedules required by Regulation S-X are set forth in response to Item 14 below.
     The supplementary data required by Item 302 of Regulation S-K is set forth in Note 18 to the financial statements.
ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.

                                    PART III
ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see the "Election of Directors" and "Certain Transactions" sections of the Proxy Statement for the 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference. For information with respect to Section 16 reports for directors and executive officers of the Company, see the "Election of Directors -- Beneficial Ownership of Management" section of the Proxy Statement for the 1994 Annual Meeting of Shareholders.
ITEM 11 -- EXECUTIVE COMPENSATION
     For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Statement for the 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference (other than the subsections entitled "Report of the Compensation Committee on Annual Compensation of Executive Officers" and "Common Stock Performance," which are specifically excluded from such incorporation).
ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     For information with respect to security ownership of certain beneficial owners and management, see the "Principal Shareholders" and "Election of Directors -- Beneficial Ownership of Management" sections of the Proxy Statement for the 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.
ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     For information with respect to certain relationships and related transactions, see the "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" sections of the Proxy Statement for the 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.
                                    PART IV
ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     A. List of Documents filed as part of this report.
        1. Financial Statements
           Report of Independent Accountants
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Cash Flows
       Consolidated Statements of Changes in Shareholders' Equity
       Notes to Consolidated Financial Statements
           2. Financial Statement Schedules
                   The following financial statement schedules are filed as part of this report following this Item 14. The Report of Independent Accountants with respect to the financial statement schedules is included in Item 8 above.
              Schedule V -- Property, Plant and Equipment
       Schedule VI -- Property, Plant and Equipment -- Accumulated Depreciation and Amortization
       Schedule VIII -- Valuation and Qualifying Accounts and Reserves
       Schedule IX -- Short-term Borrowings
       Schedule X -- Supplementary Statement of Operations Information
       Schedule XI -- Identifiable Intangible Assets
                   All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
                                       40

              3. Listing of Exhibits:
          (i) Exhibits Incorporated by Reference:

 (3.1)    The Company's Bylaws.
 (3.2)    The Company's Certificate of Incorporation, with all amendments.
 (4.1)    Specimen of Common Stock Certificate.
 (4.2)    Credit Agreement dated as of March 17, 1992 among the Company and NationsBank of North Carolina, as Agent, and other banks named therein.
 (4.3)    Amendment No. 1 to Amended and Restated Revolving Credit and Reimbursement Agreement, dated as of March 27, 1992 between the Company and NationsBank of North Carolina.
 (4.4)    Specimen Fixed Rate Note under the Company's Medium-Term Note Program, pursuant to which it may issue, from time to time, up to $200 million aggregate principal amount of its Medium-Term Notes, Series A.
 (4.5)    Specimen Floating Rate Note under the Company's Medium-Term Note Program, pursuant to which it may issue, from time to time, up to $200 million aggregate principal amount of its Medium-Term Notes, Series A.
 (4.6)    Indenture dated as of October 15, 1989 between the Company and Manufacturers Hanover Trust Company of California, as
          Trustee, in connection with the Company's $200 million shelf registration of its Medium-Term Notes, Series A, due from nine months to 30 years from date of issue.
 (4.7)    Selling Agency Agreement, dated as of February 14, 1990, between the Company and Salomon Brothers and Goldman Sachs, as Agents, in connection with the Company's $200 million Medium-Term Notes, Series A, due from nine months to 30 years from date of issue.
 (4.8)    Commercial Paper Agreement, dated as of December 13, 1989, between the Company and Goldman Sachs Money Markets,
          Inc., as co-agent.
 (4.9)    Form of Debenture issued by the Company to two shareholders of Sunbelt Coca-Cola Bottling Company, Inc. dated as of
          December 19, 1991.
 (4.10)   Commercial Paper Dealer Agreement, dated as of February 11, 1993, between the Company and Citicorp Securities
          Markets, Inc., as co-agent.
 (4.11)   The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.
(10.1)    Employment Agreement of James L. Moore, Jr. dated as of March 16, 1987.
(10.2)    Stock Rights and Restrictions Agreement by and between Coca-Cola Bottling Co. Consolidated and The
          Coca-Cola Company dated January 27, 1989.
(10.3)    Description and examples of bottling franchise agreements between the Company and The Coca-Cola Company.
(10.4)    Lease, dated as of December 11, 1974, by and between the Company and the Ragland Corporation, related to the production/distribution facility in Nashville, Tennessee.
(10.5)    Amendment to Lease Agreement designated as Exhibit 10.4.
(10.6)    Second Amendment to Lease Agreement designated as Exhibit 10.4.
(10.7)    Master Lease Agreement, beginning on May 31, 1988, with Schedules 1 through 3, between the Company and General
          Electric Capital Corporation covering various vehicles.
(10.8)    Lease Agreement, dated as of July 17, 1988, between the Company and GE Capital Fleet Services covering various vehicles.
(10.9)    Master Motor Vehicle Lease Agreement, dated as of December 15, 1988, with Schedule 4 between the Company and
          Citicorp North America, Inc. covering various vehicles.
(10.10)   Master Lease Agreement, beginning on April 12, 1989, with Schedule 1, between the Company and Citicorp North
          America, Inc. covering various equipment.
(10.11)   Supplemental Savings Incentive Plan, dated as of April 1, 1990 between certain Eligible Employees of the Company and the Company.
(10.12)   Description and example of Deferred Compensation Agreement, dated as of October 1, 1987, between Eligible Employees of the Company and the Company under the Officer's Split-Dollar Life Insurance Plan.
(10.13)   Schedules 2 through 6 of a Master Lease Agreement, beginning on April 12, 1989, between the Company and Citicorp
          North America, Inc. covering various forklifts and vending machines.
(10.14)   Schedule 7 of a Master Lease Agreement, beginning on April 12, 1989, between the Company and Citicorp North America,
          Inc. covering various vending machines.
(10.15)   Consolidated/Sunbelt Acquisition Agreement, dated as of December 19, 1991, by and among the Company and the shareholders of Sunbelt Coca-Cola Bottling Company, Inc.

                                       41

(10.16)   Officer Retention Plan, dated as of January 1, 1991, between certain Eligible Officers of the Company and the
          Company.
(10.17)   Schedule 14 of a Master Motor Vehicle Lease Agreement, beginning on November 14, 1988, between the Company and
          Citicorp North America, Inc. covering various vehicles.
(10.18)   Schedules 8 and 9 of a Master Lease Agreement, beginning on April 12, 1989, between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.19)   Acquisition Agreement, by and among Sunbelt Coca-Cola Bottling Company, Inc., Sunbelt Carolina Acquisition Company,
          Inc., certain of the common stockholders of Coca-Cola Bottling Co. Affiliated, Inc., and the stockholders of TRNH,
          Inc., dated as of November 7, 1989.
(10.20)   Amendment Number One to the Sunbelt/Affiliated Acquisition Agreement, dated as of December 29, 1989, between Sunbelt
          Coca-Cola Bottling Company, Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common stockholders of
          Coca-Cola Bottling Co. Affiliated, Inc. and the stockholders of TRNH, Inc.
(10.21)   Amendment Number Two to the Sunbelt/Affiliated Acquisition Agreement, dated as of December 29, 1989, between Sunbelt
          Coca-Cola Bottling Company, Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common stockholders of
          Coca-Cola Bottling Co. Affiliated, Inc. and the stockholders of TRNH, Inc.
(10.22)   Amendment Number Three to the Sunbelt/Affiliated Acquisition Agreement, dated as of December 29, 1989, between
          Sunbelt Coca-Cola Bottling Company, Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common stockholders of Coca-Cola Bottling Co. Affiliated, Inc. and the stockholders of TRNH, Inc.
(10.23)   Master Lease Agreement, dated as of January 7, 1992 between the Company and Signet Leasing and Financial
          Corporation, and Schedules 1 through 4, covering various vehicles.
(10.24)   Schedule No. 1, dated as of March 16, 1992, of a Master Lease Agreement between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.25)   Schedule No. 2, dated as of April 27, 1992, of a Master Lease Agreement between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.26)   Schedule No. 3, dated as of June 8, 1992, of a Master Lease Agreement between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.27)   Schedule No. 4, dated as of July 13, 1992, of a Master Lease Agreement between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.28)   Amended Schedules No. 1, 2 and 4 of a Master Lease Agreement, dated as of January 7, 1992 between the Company and
          Signet Leasing and Financial Corporation, covering various vehicles.
(10.29)   Schedules No. 1A, 5, 6, 7 and 8 of a Master Lease Agreement, dated as of January 7, 1992 between the Company and
          Signet Leasing and Financial Corporation, covering various vehicles and forklifts.
(10.30)   Master Equipment Lease, dated as of February 9, 1993, between the Company and Coca-Cola Financial Corporation covering various vending machines.
(10.31)   Lease Agreement, dated as of November 30, 1992, between the Company and Harrison Limited Partnership One, related to the Snyder Production Center in Charlotte, North Carolina.
(10.32)   Motor Vehicle Lease Agreement No. 790855, dated as of December 31, 1992, between the Company and Citicorp Leasing,
          Inc. covering various vehicles.
(10.33)   Schedules 1 through 5 of the Motor Vehicle Lease Agreement No. 790855, beginning on December 31, 1992, between the
          Company and Citicorp Leasing, Inc. covering various vehicles.
(10.34)   Amended and Restated Leasing Schedules No. 1, 3, 5, 6, 8, 9, 11, 12 and 13 of a Master Motor Vehicle Lease
          Agreement, dated as of November 14, 1988, between the Company and Citicorp North America, Inc. covering various vehicles.
(10.35)   Termination and Release Agreement dated as of March 27, 1992 by and among Sunbelt Coca-Cola Bottling Company,
          Coca-Cola Bottling Co. Affiliated, Inc., the agent for holders of certain debentures of Sunbelt issued pursuant to a certain Indenture dated as of January 11, 1990, as amended, and Wilmington Trust Company which acted as trustee under the Indenture.
(10.36)   Schedule 10 of a Master Lease Agreement, dated as of January 7, 1992 between the Company and Signet Leasing and
          Financial Corporation covering various forklifts.
(10.37)   Schedule No. 5, dated as of August 10, 1992, of a Master Lease Agreement between the Company and Citicorp Leasing,
          Inc. covering various vending machines.
(10.38)   Schedule No. 6, dated as of September 17, 1992, of a Master Lease Agreement between the Company and Citicorp
          Leasing, Inc. covering various vending machines.
(10.39)   Schedule No. 7, dated as of December 7, 1992, of a Master Lease Agreement between the Company and Citicorp Leasing,
          Inc. covering various vending machines.
(10.40)   Schedule No. 8, dated as of January 4, 1993, of a Master Lease Agreement between the Company and Citicorp Leasing,
          Inc. covering various vending machines.
(10.41)   Schedule No. 9, dated as of March 4, 1993, of a Master Lease Agreement between the Company and Citicorp Leasing,
          Inc. covering various vending machines.

                                       42

(10.42)   Lease Funding No. 1, dated April 30, 1993, of a Master Equipment Lease between the Company and
          Coca-Cola Financial Corporation covering various vending machines.
(10.43)   Amended and Restated Schedule No. 7, dated April 27, 1993, of Motor Vehicle Lease Agreement No. 743918 between the
          Company and Citicorp North America, Inc. covering various vehicles.
(10.44)   Reorganization Plan and Agreement by and among Coca-Cola Bottling Co. Consolidated, Chopper Acquisitions, Inc.,
          Whirl-i-Bird, Inc. and J. Frank Harrison, Jr.
(10.45)   Partnership Agreement of Carolina Coca-Cola Bottling Partnership, dated as of July 2, 1993, by and among Carolina
          Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc.,
          Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.
(10.46)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Partnership, Coca-Cola
          Bottling Co. Affiliated, Inc. and Coca-Cola Bottling Co. Consolidated.
(10.47)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Partnership,
          Fayetteville Coca-Cola Bottling Company and Coca-Cola Bottling Co. Consolidated.
(10.48)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Partnership, Palmetto
          Bottling Company and Coca-Cola Bottling Co. Consolidated.
(10.49)   Definition and Adjustment Agreement, dated July 2, 1993, by and among Carolina Coca-Cola Bottling Partnership,
          Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Consolidated, CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling
          Investments, Inc., The Coca-Cola Company, Carolina Coca-Cola Holding Company, The Coastal Coca-Cola Bottling
          Company, Eastern Carolina Coca-Cola Bottling Company, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville
          Coca-Cola Bottling Company and Palmetto Bottling Company.
(10.50)   Management Agreement, dated as of July 2, 1993, by and among Coca-Cola Bottling Co. Consolidated, Carolina Coca-Cola
          Bottling Partnership, CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures,
          Inc. and Palmetto Bottling Company.
(10.51)   Post-Retirement Medical and Life Insurance Benefit Reimbursement Agreement, dated July 2, 1993, by and between
          Carolina Coca-Cola Bottling Partnership and Coca-Cola Bottling Co. Consolidated.
(10.52)   Aiken Asset Purchase Agreement, dated as of August 6, 1993 by and among Carolina Coca-Cola Bottling Partnership,
          Palmetto Bottling Company and Coca-Cola Bottling Co. Consolidated.
(10.53)   Aiken Definition and Adjustment Agreement, dated as of August 6, 1993, by and among Carolina Coca-Cola Bottling
          Partnership, Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Consolidated, Carolina Coca-Cola Bottling Investments,
          Inc., The Coca-Cola Company and Palmetto Bottling Company.
(10.54)   Lease Agreement, dated as of June 1, 1993, between the Company and Beacon Investment Corporation, related to the
          Company's corporate headquarters in Charlotte, North Carolina.
(10.55)   Lease Funding No. 2, dated as of June 1, 1993, of a Master Equipment Lease between the Company and
          Coca-Cola Financial Corporation covering various vending machines.
(10.56)   Lease Funding No. 3, dated as of July 12, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.57)   Schedule No. 12 of a Master Lease Agreement, dated as of April 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.58)   Schedule No. 13 of a Master Lease Agreement, dated as of April 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.59)   Amended and Restated Guaranty Agreement, dated as of July 15, 1993 re: Southeastern Container, Inc.
(10.60)   Lease Funding No. 4, dated as of August 24, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.61)   Lease Funding No. 5, dated as of September 30, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.62)   Schedule No. 11 of a Master Lease Agreement, dated as of July 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.63)   Schedule No. 14 of a Master Lease Agreement, dated as of July 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.64)   Schedule No. 15 of a Master Lease Agreement, dated as of July 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.65)   Lease Funding No. 6, dated as of November 1, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
          (ii) Other Exhibits:
(10.66)   Lease Funding No. 7, dated as of November 17, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.67)   Lease Funding No. 8, dated as of December 30, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.

                                       43

(10.68)   Description of the Company's Bonus Plan for officers.
(10.69)   Master Lease Agreement, dated as of February 18, 1992, between the Company and Citicorp Leasing, Inc. covering various equipment.
(21.1)    List of subsidiaries.
(23.1)    Accountants Consent to Incorporation by Reference into Form S-3 (Registration No. 33-4325) and Form S-3
          (Registration No. 33-31784).
(99.1)    Information, financial statements and exhibits required by Form 11-K with respect to the Coca-Cola Bottling Co.
          Consolidated Savings Plan.*

* To be supplied by amendment.
     B. Reports on Form 8-K
        There were no Current Reports on Form 8-K filed by the Company during the fourth quarter of 1993.
     D. Audited Financial Statements of Piedmont Coca-Cola Bottling Partnership

                                                                      SCHEDULE V
                      COCA-COLA BOTTLING CO. CONSOLIDATED
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                                   BALANCE AT                                  DISPOSITION      RETIREMENTS
                                       DEPR.      BEGINNING OF   ADDITIONS       OTHER              OF              OR
DESCRIPTION                           METHOD          YEAR        AT COST    ADDITIONS (1)   SUBSIDIARIES (2)      SALES
YEAR ENDED JANUARY 2, 1994
Land..............................      STL         $ 12,101      $   164                        $ (1,384)        $    30
Buildings.........................      STL           62,394        3,773      $      17           (5,207)             70
Machinery and Equipment...........      STL           66,804        2,924             (1)             (97)          3,685
Transportation Equipment..........      STL           32,125        5,423          1,884           (4,406)          1,780
Furniture and Fixtures............      STL           17,744        2,400             (5)            (564)          1,138
Vending Equipment.................  200 and STL       85,900        8,111                          (1,044)          3,687
Leasehold & Land
  Improvements....................      STL           12,953        1,170              4             (562)            946
Construction in Progress..........                     3,455        4,821         (2,000)
                                                    $293,476      $28,786      $    (101)        $(13,264)        $11,336
YEAR ENDED JANUARY 3, 1993
Land..............................      STL         $ 12,424      $   748      $  (1,046)        $                $    25
Buildings.........................      STL           64,291        3,867         (5,591)                             173
Machinery and Equipment...........      STL           66,995        9,118         (6,063)                           3,246
Transportation Equipment..........      STL           30,468        3,911            631                            2,885
Furniture and Fixtures............      STL           15,810        4,623         (1,372)                           1,317
Vending Equipment.................  200 and STL       92,394        8,679         (9,957)                           5,216
Leasehold & Land
  Improvements....................      STL           11,068        1,213            674                                2
Construction in Progress..........                       728          728          1,999
                                                    $294,178      $32,887      $ (20,725)        $                $12,864
YEAR ENDED DECEMBER 29, 1991
Land..............................      STL         $  8,221      $   561      $   4,555         $                $   913
Buildings.........................      STL           49,920        5,973          9,425                            1,027
Machinery and Equipment...........      STL           57,770        6,939          7,445                            5,159
Transportation Equipment..........      STL           24,668        1,580          6,467                            2,247
Furniture and Fixtures............      STL           12,523        1,703          1,909                              325
Vending Equipment.................  200 and STL       75,835        7,515         11,473                            2,429
Leasehold & Land
  Improvements....................      STL            9,737        1,184            266                              119
Construction in Progress..........                     1,793       (1,095)            30
                                                    $240,467      $24,360      $  41,570         $                $12,219
                                     BALANCE
                                    AT END OF
DESCRIPTION                           YEAR
YEAR ENDED JANUARY 2, 1994
Land..............................  $  10,851
Buildings.........................     60,907
Machinery and Equipment...........     65,945
Transportation Equipment..........     33,246
Furniture and Fixtures............     18,437
Vending Equipment.................     89,280
Leasehold & Land
  Improvements....................     12,619
Construction in Progress..........      6,276
                                    $ 297,561
YEAR ENDED JANUARY 3, 1993
Land..............................  $  12,101
Buildings.........................     62,394
Machinery and Equipment...........     66,804
Transportation Equipment..........     32,125
Furniture and Fixtures............     17,744
Vending Equipment.................     85,900
Leasehold & Land
  Improvements....................     12,953
Construction in Progress..........      3,455
                                    $ 293,476
YEAR ENDED DECEMBER 29, 1991
Land..............................  $  12,424
Buildings.........................     64,291
Machinery and Equipment...........     66,995
Transportation Equipment..........     30,468
Furniture and Fixtures............     15,810
Vending Equipment.................     92,394
Leasehold & Land
  Improvements....................     11,068
Construction in Progress..........        728
                                    $ 294,178

(1) Arising from business combinations, transfers and reclassifications.
(2) Includes sale and contribution of assets to Piedmont Coca-Cola Bottling Partnership.
                                       45

                                                                     SCHEDULE VI
                      COCA-COLA BOTTLING CO. CONSOLIDATED
                         PROPERTY, PLANT AND EQUIPMENT
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                                 (IN THOUSANDS)

                                                   BALANCE AT                                  DISPOSITION      RETIREMENTS
                                       DEPR.      BEGINNING OF   ADDITIONS       OTHER              OF              OR
DESCRIPTION                           METHOD          YEAR        AT COST    ADDITIONS (1)   SUBSIDIARIES (2)      SALES
YEAR ENDED JANUARY 2, 1994
Buildings.........................      STL         $ 13,121      $ 1,522        $   7           $   (110)        $    10
Machinery and Equipment...........      STL           24,336        5,687                             (32)          1,972
Transportation Equipment..........      STL           17,404        4,407           14             (1,587)          1,528
Furniture and Fixtures............      STL            9,561        2,189          (21)              (117)          1,115
Vending Equipment.................  200 and STL       52,795        8,390                          (1,160)          2,798
Leasehold & Land
  Improvements....................      STL            5,582        1,089                            (162)            946
                                                    $122,799      $23,284        $   0           $ (3,168)        $ 8,369
YEAR ENDED JANUARY 3, 1993
Buildings.........................      STL         $ 11,780      $ 1,493        $ (68)          $                $    84
Machinery and Equipment...........      STL           20,190        5,650          (11)                             1,493
Transportation Equipment..........      STL           14,883        4,411           70                              1,960
Furniture and Fixtures............      STL            8,781        1,979                                           1,199
Vending Equipment.................  200 and STL       49,779        7,605           28                              4,617
Leasehold & Land
  Improvements....................      STL            4,523        1,079          (19)                                 1
                                                    $109,936      $22,217        $   0           $                $ 9,354
YEAR ENDED DECEMBER 29, 1991
Buildings.........................      STL         $ 10,200      $ 1,639        $  10           $                $    69
Machinery and Equipment...........      STL           20,686        4,008          327                              4,831
Transportation Equipment..........      STL           14,309        2,720            1                              2,147
Furniture and Fixtures............      STL            7,391        1,686                                             296
Vending Equipment.................  200 and STL       44,094        7,940         (430)                             1,825
Leasehold & Land
  Improvements....................      STL            3,644          792           92                                  5
                                                    $100,324      $18,785        $   0           $                $ 9,173
                                     BALANCE
                                    AT END OF
DESCRIPTION                           YEAR
YEAR ENDED JANUARY 2, 1994
Buildings.........................  $  14,530
Machinery and Equipment...........     28,019
Transportation Equipment..........     18,710
Furniture and Fixtures............     10,497
Vending Equipment.................     57,227
Leasehold & Land
  Improvements....................      5,563
                                    $ 134,546
YEAR ENDED JANUARY 3, 1993
Buildings.........................  $  13,121
Machinery and Equipment...........     24,336
Transportation Equipment..........     17,404
Furniture and Fixtures............      9,561
Vending Equipment.................     52,795
Leasehold & Land
  Improvements....................      5,582
                                    $ 122,799
YEAR ENDED DECEMBER 29, 1991
Buildings.........................  $  11,780
Machinery and Equipment...........     20,190
Transportation Equipment..........     14,883
Furniture and Fixtures............      8,781
Vending Equipment.................     49,779
Leasehold & Land
  Improvements....................      4,523
                                    $ 109,936

(1) Arising from business combinations, transfers and reclassifications.
(2) Includes sale and contribution of assets to Piedmont Coca-Cola Bottling Partnership.
                                       46

                                                                   SCHEDULE VIII
                      COCA-COLA BOTTLING CO. CONSOLIDATED
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                                   ADDITIONS
                                                                     BALANCE AT    CHARGED TO
                                                                     BEGINNING     COSTS AND
DESCRIPTION                                                           OF YEAR       EXPENSES     OTHER (1)    DEDUCTIONS
Allowance for doubtful accounts:
Fiscal year ended January 2, 1994.................................    $    400      $    443     $     (20)     $  398
Fiscal year ended January 3, 1993.................................    $  1,104      $    118                    $  822
Fiscal year ended December 29, 1991...............................    $    502      $    244     $     454      $   96
Deferred tax assets valuation allowance:
Fiscal year ended January 2, 1994.................................    $ 29,934                   $ (26,718)     $3,216
Fiscal year ended January 3, 1993.................................                  $ 29,934
                                                                     BALANCE
                                                                    AT END OF
DESCRIPTION                                                           YEAR
Allowance for doubtful accounts:
Fiscal year ended January 2, 1994.................................   $   425
Fiscal year ended January 3, 1993.................................   $   400
Fiscal year ended December 29, 1991...............................   $ 1,104
Deferred tax assets valuation allowance:
Fiscal year ended January 2, 1994.................................   $
Fiscal year ended January 3, 1993.................................   $29,934

(1) Arising from business combinations and divestitures.
                                       47

                                                                     SCHEDULE IX
                      COCA-COLA BOTTLING CO. CONSOLIDATED
                             SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)

                                                                                                                           WEIGHTED
                                                                                              MAXIMUM        AVERAGE       AVERAGE
                                                                                WEIGHTED      AMOUNT         AMOUNT        INTEREST
                                                                  BALANCE AT    AVERAGE     OUTSTANDING    OUTSTANDING       RATE
CATEGORY OF AGGREGATE                                               END OF      INTEREST    DURING THE     DURING THE     DURING THE
SHORT-TERM BORROWINGS                                               PERIOD        RATE        PERIOD         PERIOD         PERIOD
FISCAL YEAR ENDED JANUARY 2, 1994:
Notes Payable (1)..............................................    $ 18,335        3.50 %    $ 125,200       $71,850         3.26%
Commercial Paper (2)...........................................          --          --         27,000         7,678         3.39%
Notes Payable (3)..............................................          --          --         40,000        23,077         4.04%
FISCAL YEAR ENDED JANUARY 3, 1993:
Notes Payable (1)..............................................    $ 94,301        3.95 %    $ 149,999       $98,685         4.09%
Commercial Paper (2)...........................................          --          --         51,660         1,238         4.65%
Notes Payable (3)..............................................      40,000        5.62 %       85,000        47,226         5.46%
FISCAL YEAR ENDED DECEMBER 29, 1991:
Notes Payable (1)..............................................    $ 28,120        5.10 %    $  57,410       $44,464         6.43%
Commercial Paper (2)...........................................          --          --         11,845           741         6.55%
Notes Payable (3)..............................................      85,000        5.25 %       85,000        75,687         7.56%

(1) These short-term notes payable are classified as noncurrent debt in the Company's consolidated balance sheets because they are backed by a revolving credit agreement.
(2) There were no outstanding commercial paper borrowings on January 2, 1994, January 3, 1993 and December 29, 1991. These borrowings, when utilized, are classified as noncurrent debt in the Company's consolidated balance sheets because they are backed by a revolving credit agreement.
(3) These short-term notes payable are outstanding under the Company's revolving credit agreement.
                                       48

                                                                      SCHEDULE X
                      COCA-COLA BOTTLING CO. CONSOLIDATED
               SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
                                 (IN THOUSANDS)
     Supplementary statement of operations information is set forth in the following tabulation. All amounts have been charged directly to expense accounts.

                                                                                                         FISCAL YEAR
DESCRIPTION                                                                                      1993       1992       1991
Maintenance and repairs......................................................................   $19,394    $17,603    $13,076
Amortization of goodwill and intangibles.....................................................    14,784     18,326     10,884
Taxes other than payroll, income and soft drink taxes........................................     5,022      5,547      4,241
Soft drink taxes.............................................................................    11,355     12,686      6,267
Advertising costs............................................................................     9,365      8,730      7,409

                                                                     SCHEDULE XI
                      COCA-COLA BOTTLING CO. CONSOLIDATED
                         IDENTIFIABLE INTANGIBLE ASSETS
                                 (IN THOUSANDS)

                                                          BALANCE AT       ADDITIONS                            AMORTIZATION
                                              USEFUL      BEGINNING       ARISING FROM          SALES OF         CHARGED TO
DESCRIPTION                                    LIFE        OF YEAR      ACQUISITIONS (1)    SUBSIDIARIES (2)      EXPENSE
YEAR ENDED JANUARY 2, 1994
Franchise rights.........................    40 yrs.       $ 430,058                            $190,836          $  9,017
Customer lists...........................   20-23 yrs.        33,587                                                 2,729
Advertising savings......................   7-23 yrs.          6,309                                                   517
Other....................................   4-18 yrs.            956                                                    96
                                                           $ 470,910                            $190,836          $ 12,359
YEAR ENDED JANUARY 3, 1993
Franchise rights.........................    40 yrs.       $ 404,109        $ 37,396                              $ 11,447
Customer lists...........................   20-23 yrs.        36,316                                                 2,729
Advertising savings......................   7-23 yrs.          6,899                                                   590
Other....................................   4-18 yrs.          1,091                                                   135
                                                           $ 448,415        $ 37,396                              $ 14,901
YEAR ENDED DECEMBER 29, 1991
Franchise rights.........................    40 yrs.       $ 152,722        $255,592                              $  4,205
Customer lists...........................   20-23 yrs.        39,043                                                 2,727
Advertising savings......................   7-23 yrs.          7,502                                                   603
Other....................................   4-18 yrs.          1,229                                                   138
                                                           $ 200,496        $255,592                              $  7,673
                                            BALANCE
                                           AT END OF
DESCRIPTION                                  YEAR
YEAR ENDED JANUARY 2, 1994
Franchise rights.........................  $ 230,205
Customer lists...........................     30,858
Advertising savings......................      5,792
Other....................................        860
                                           $ 267,715
YEAR ENDED JANUARY 3, 1993
Franchise rights.........................  $ 430,058
Customer lists...........................     33,587
Advertising savings......................      6,309
Other....................................        956
                                           $ 470,910
YEAR ENDED DECEMBER 29, 1991
Franchise rights.........................  $ 404,109
Customer lists...........................     36,316
Advertising savings......................      6,899
Other....................................      1,091
                                           $ 448,415

(1) Includes purchase accounting adjustments in the allocation of the purchase price of the various acquisitions.
(2) Includes sale and contribution of franchise rights to Piedmont Coca-Cola Bottling Partnership.

                       REPORT OF INDEPENDENT ACCOUNTANTS
TO THE PARTNERS
  OF PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of partners' equity present fairly, in all material respects, the financial position of Piedmont Coca-Cola Bottling Partnership and its subsidiary at January 2, 1994, and the results of their operations and their cash flows for the period July 2, 1993 through January 2, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.
PRICE WATERHOUSE
Charlotte, North Carolina
February 18, 1994
                                       51

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  IN THOUSANDS

                                                                                                                     JAN. 2,
                                                                                                                       1994
ASSETS
CURRENT ASSETS:
Cash..............................................................................................................   $    411
Accounts receivable, trade, less allowance for doubtful accounts of $200..........................................     11,651
Accounts receivable from The Coca-Cola Company....................................................................      1,264
Accounts receivable, other........................................................................................      1,036
Inventories.......................................................................................................      3,468
Prepaid expenses and other current assets.........................................................................        578
  Total current assets............................................................................................     18,408
PROPERTY, PLANT AND EQUIPMENT, at cost............................................................................     27,968
Less -- Accumulated depreciation and amortization.................................................................      1,526
  Property, plant and equipment, net..............................................................................     26,442
OTHER ASSETS......................................................................................................      1,107
IDENTIFIABLE INTANGIBLE ASSETS, less accumulated amortization of $3,742...........................................    300,415
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED, less accumulated
  amortization of $366............................................................................................     34,959
  Total...........................................................................................................   $381,331
LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities..........................................................................   $  6,076
Accounts payable to The Coca-Cola Company.........................................................................        665
Due to Coca-Cola Bottling Co. Consolidated........................................................................      2,454
Accrued interest payable..........................................................................................        672
  Total current liabilities.......................................................................................      9,867
DEFERRED INCOME TAXES.............................................................................................     35,359
OTHER LIABILITIES.................................................................................................      9,305
SENIOR LONG-TERM DEBT.............................................................................................    190,000
  Total liabilities...............................................................................................    244,531
PARTNERS' EQUITY:
Partner's investment-The Coca-Cola Company........................................................................     68,400
Partner's investment-Coca-Cola Bottling Co. Consolidated..........................................................     68,400
  Total partners' equity..........................................................................................    136,800
  Total...........................................................................................................   $381,331

          See Accompanying Notes to Consolidated Financial Statements.
                                       52

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD JULY 2, 1993 THROUGH JANUARY 2, 1994
                                  IN THOUSANDS

NET SALES..........................................................................................................   $91,259
Cost of products sold (includes purchases from
  Coca-Cola Bottling Co. Consolidated of $38,944)..................................................................    52,535
GROSS MARGIN.......................................................................................................    38,724
Selling expenses...................................................................................................    24,222
General and administrative expenses................................................................................     7,629
Depreciation expense...............................................................................................     1,556
Amortization of goodwill and intangibles...........................................................................     4,108
INCOME FROM OPERATIONS.............................................................................................     1,209
Interest expense...................................................................................................     4,276
Other income, net..................................................................................................       127
Loss before income taxes...........................................................................................    (2,940)
Income taxes.......................................................................................................       260
Net loss...........................................................................................................   $(3,200)

          See Accompanying Notes to Consolidated Financial Statements.
                                       53

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                  IN THOUSANDS

                                                                                              THE COCA-COLA    COCA-COLA BOTTLING
                                                                                                 COMPANY        CO. CONSOLIDATED
Balance, July 2, 1993......................................................................      $     0            $      0
Investment of partners.....................................................................       70,000              70,000
Net loss...................................................................................       (1,600)             (1,600)
BALANCE, JANUARY 2, 1994...................................................................      $68,400            $ 68,400

          See Accompanying Notes to Consolidated Financial Statements.
                                       54

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD JULY 2, 1993 THROUGH JANUARY 2, 1994
                                  IN THOUSANDS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.........................................................................................................   $  (3,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation expense...........................................................................................       1,556
  Amortization of goodwill and intangibles.......................................................................       4,108
  Deferred income taxes..........................................................................................        (425)
  Amortization of debt costs.....................................................................................          14
  Increase in current assets less current liabilities............................................................        (447)
  Increase in other noncurrent assets............................................................................        (949)
  Increase in other noncurrent liabilities.......................................................................       1,437
  Other..........................................................................................................         (69)
Total adjustments................................................................................................       5,225
Net cash provided by operating activities........................................................................       2,025
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt.....................................................................     190,000
Other............................................................................................................         (12)
Net cash provided by financing activities........................................................................     189,988
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment.......................................................................      (4,566)
Proceeds from the sale of property, plant and equipment..........................................................       1,208
Cash investment of partners......................................................................................      91,746
Acquisition of bottling territories, net of cash.................................................................    (279,990)
Net cash used in investing activities............................................................................    (191,602)
NET INCREASE IN CASH.............................................................................................         411
CASH AT BEGINNING OF PERIOD......................................................................................           0
CASH AT END OF PERIOD............................................................................................   $     411

          See Accompanying Notes to Consolidated Financial Statements.

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES
     Piedmont Coca-Cola Bottling Partnership ("Piedmont") is engaged in the marketing and distribution of soft drinks, primarily products of The Coca-Cola Company.
     The consolidated financial statements include the accounts of Piedmont and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
     The fiscal period presented is the 26-week period from July 2, 1993 (date of inception) through January 2, 1994.
     The Company's more significant accounting policies are as follows:
CASH AND CASH EQUIVALENTS
     Cash and cash equivalents includes cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.
INVENTORIES
     Inventories are stated at the lower of cost, primarily determined on the first-in, first-out basis, or market.
PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and the gain or loss, if any, is reflected in income.
INCOME TAXES
     Piedmont provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the assets and liabilities of CCBC of Wilmington, Inc., a corporation wholly owned by Piedmont.
BENEFIT PLANS
     Piedmont leases all of its active employees from Coca-Cola Bottling Co. Consolidated ("Consolidated"). Benefit plans of Consolidated cover these employees. Piedmont assumed the postretirement benefit obligation on July 2, 1993 for certain retired employees of the bottling operations which were sold or contributed by Consolidated and The Coca-Cola Company. Piedmont adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" upon its formation on July 2, 1993.
INTANGIBLE ASSETS
     Identifiable intangible assets resulting from the acquisition of Coca-Cola bottling franchises are being amortized on a straight-line basis over forty years.
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED
     The excess of cost over fair value of net assets of businesses acquired is being amortized on a straight-line basis over forty years.
FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     Costs associated with interest rate swaps and forward interest rate agreements are recorded over the lives of the agreements as an adjustment to interest expense.
                                       56

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. FORMATION OF PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
     On July 2, 1993, Consolidated and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. Consolidated and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. Consolidated provides substantially all of the soft drink products for Piedmont and manages the operations of Piedmont pursuant to a management agreement.
     Subsidiaries of Consolidated and The Coca-Cola Company each made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by Consolidated's subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with Consolidated's Wilson, NC and Greenville and Beaufort, SC territories. Consolidated sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. The Coca-Cola Company sold territories to Piedmont for an aggregate purchase price of approximately $160.5 million. Assets acquired and contributed from Consolidated and The Coca-Cola Company totaled $385.0 million and related liabilities aggregated $58.1 million. The acquisition of bottling territories was accounted for under the purchase method of accounting.
3. INVENTORIES
     Inventories are summarized as follows:

IN THOUSANDS                                                                                                       JAN. 2, 1994
Finished products...............................................................................................      $ 3,271
Used bottles and cases..........................................................................................          197
Total inventories...............................................................................................      $ 3,468

4. PROPERTY, PLANT AND EQUIPMENT
     The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                                                                                       ESTIMATED
IN THOUSANDS                                                                                         JAN. 2, 1994     USEFUL LIVES
Land..............................................................................................      $ 2,323
Buildings.........................................................................................       10,601        10-50 years
Machinery and equipment...........................................................................          154         5-20 years
Transportation equipment..........................................................................        5,571         4-10 years
Furniture and fixtures............................................................................          804         7-10 years
Vending equipment.................................................................................        7,889         6-13 years
Leasehold and land improvements...................................................................          490         5-20 years
Construction in progress..........................................................................          136
Total property, plant and equipment, at cost......................................................      $27,968

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. LONG-TERM DEBT
     Long-term debt is summarized as follows:

                                                                                                  FIXED (F)
                                                                                                      OR
                                                                                     INTEREST    VARIABLE (V)    INTEREST
IN THOUSANDS                                                             MATURITY      RATE          RATE          PAID
Revolving Credit......................................................     1998        3.73%           V          Varies
Less: Portion of long-term debt payable within one year...............
Senior long-term debt.................................................
                                                                        JAN. 2,
IN THOUSANDS                                                              1994
Revolving Credit......................................................  $190,000
Less: Portion of long-term debt payable within one year...............         0
Senior long-term debt.................................................  $190,000

     On August 31, 1993, Piedmont entered into a revolving credit agreement totaling $215 million with a maturity date of August 31, 1998. A facility fee of approximately 1/5% per year on the banks' total commitment is payable annually. The agreement contains several covenants which establish minimum ratio requirements related to debt and cash flow. As of January 2, 1994, Piedmont was in compliance with the covenants covering its revolving credit agreement and none of these covenants is presently expected to constrain Piedmont.
     The $190 million in revolving credit loans as of January 2, 1994 is outstanding under Piedmont's $215 million revolving credit facility. It is Piedmont's intent to renew these borrowings as they mature. To the extent that these borrowings do not exceed the amount available under the $215 million revolving credit agreement, they are classified as noncurrent liabilities.
6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     Piedmont actively manages its interest rate risk using a variety of rate hedging mechanisms. Piedmont entered into hedging transactions that resulted in a weighted average interest rate of 4.9% for its outstanding long-term debt as of January 2, 1994. Approximately 21% of the outstanding long-term debt was subject to changes in short-term interest rates. Piedmont's overall weighted average borrowing rate on its long-term debt was 4.9% in 1993.
     Off-balance-sheet financial instruments on January 2, 1994 are summarized as follows:

                                                                                                                      REMAINING
                                            DESCRIPTION                                               IN THOUSANDS      TERM
Interest rate swaps -- fixed.......................................................................     $125,000      3-5 years
Forward rate agreements............................................................................       25,000         1 year

CREDIT RISK
     Piedmont is exposed to credit loss in the event of nonperformance by the other parties to the various off-balance-sheet financial instruments as disclosed above. Piedmont does not anticipate nonperformance by the other parties. Piedmont has entered into these off-balance-sheet financial transactions with numerous counterparties during the year. The financial instruments outstanding on January 2, 1994 as disclosed above are with three different commercial banks. It is Piedmont's belief that this does not represent any material concentration of credit risk.
COLLATERAL
     In accordance with standard market practice, no collateral has been given or received by Piedmont in connection with these off-balance-sheet financial instruments described above. Piedmont does not anticipate nonperformance by the counterparties.
                                       58

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. FAIR VALUES OF FINANCIAL INSTRUMENTS
     The following methods and assumptions were used in estimating the fair values of Piedmont's financial instruments:
NON-TRADED VARIABLE RATE LONG-TERM DEBT
     The carrying amounts of Piedmont's variable rate borrowings approximate their fair value.
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
     Fair values for Piedmont's off-balance-sheet instruments (interest rate swaps and forward rate agreements) are based on current settlement values.
     The carrying amounts and fair values of Piedmont's financial instruments on January 2, 1994 were as follows:

                                                                                                                        FAIR
                                          IN THOUSANDS                                             CARRYING AMOUNT     VALUE
Balance Sheet Instruments
  Non-traded variable rate long-term debt.......................................................      $ 190,000       $190,000
Off-Balance-Sheet Instruments
  Interest rate swaps...........................................................................                           151
  Forward rate agreements.......................................................................                            21

     The fair values of the interest rate swaps and forward rate agreements represent the estimated amounts Piedmont would have received or would have had to pay, respectively, to terminate the agreements on January 2, 1994.
8. LEASE COMMITMENTS
     On July 2, 1993, Piedmont entered into certain sublease agreements with Consolidated for various fleet and vending equipment. Rent expense incurred for the six months ended January 2, 1994 under these sublease agreements totaled $380,000.
     Operating lease payments are charged to expense as incurred. Total rental expense included in the statement of operations for the six months ended January 2, 1994 amounted to $730,000.
     The following is a summary of future minimum lease payments for all operating leases as of January 2, 1994:

                                                   IN THOUSANDS
1994...............................................................................................................   $ 2,047
1995...............................................................................................................     1,951
1996...............................................................................................................     1,865
1997...............................................................................................................     1,535
1998...............................................................................................................     1,526
Thereafter.........................................................................................................     4,010
Total minimum lease payments.......................................................................................   $12,934

9. INCOME TAXES
     Piedmont owns all of the outstanding stock of CCBC of Wilmington, Inc. ("Wilmington"), a corporation under U.S. tax law. Partnerships are generally not taxable entities under federal and state law; accordingly, Piedmont has not provided for federal or state income taxes except for income taxes provided on the results of operations of Wilmington. Each partner reports its share of the profits and losses of Piedmont on its income tax return.
     All income tax expense recorded in the accompanying consolidated statement of operations and the deferred income tax liability reflected in the accompanying consolidated balance sheet relate to the operations of Wilmington. The tax provision for Wilmington was calculated under the requirements of SFAS 109, "Accounting for Income Taxes."
     Pretax income for Wilmington for the period July 2, 1993 through January 2, 1994 was approximately $160,000.
                                       59

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The provision for income taxes consisted of the following:

                                                                                                      FOR THE PERIOD JULY 2, 1993
                                           IN THOUSANDS                                                 THROUGH JANUARY 2, 1994
Current:
  Federal..........................................................................................              $ 525
  State............................................................................................                160
                                                                                                                   685
Deferred:
  Federal..........................................................................................               (350)
  State............................................................................................                (75)
                                                                                                                  (425)
Income tax expense.................................................................................              $ 260

     Wilmington made income tax payments of approximately $260,000 during 1993. Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. Temporary differences that comprise a significant part of deferred tax assets and liabilities on January 2, 1994 were as follows:

                                                  IN THOUSANDS                                                      JAN. 2, 1994
Intangibles......................................................................................................     $ 35,540
Other............................................................................................................        1,548
Gross deferred income tax liabilities............................................................................       37,088
Postretirement benefits payable..................................................................................       (1,662)
Gross deferred income tax assets.................................................................................       (1,662)
Deferred income tax liability....................................................................................     $ 35,426

     Current deferred income taxes of $67,000 are included in accounts payable and accrued liabilities.
     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

                                                                                                      FOR THE PERIOD JULY 2, 1993
                                           IN THOUSANDS                                                 THROUGH JANUARY 2, 1994
Statutory expense..................................................................................              $  55
Amortization of goodwill...........................................................................                128
State income taxes, net of federal benefit.........................................................                  7
Other..............................................................................................                 70
Income tax expense.................................................................................              $ 260

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. BENEFIT PLANS
     Pursuant to the management agreement with Consolidated, Piedmont leases its active employees from Consolidated. These employees participate in Consolidated's benefit plans. Piedmont reimburses Consolidated for the actual costs of payroll and benefit expenses.
     On July 2, 1993, Piedmont assumed the postretirement benefit obligation for certain retired employees of the bottling operations which were sold or contributed by Consolidated and The Coca-Cola Company. Postretirement benefit expense, which consisted entirely of interest cost on the projected benefit obligation, was $340,000 for the six month period ended January 2, 1994. The accumulated postretirement benefit obligation for these former employees as of January 2, 1994 was approximately $8.0 million.
     Future postretirement benefit costs were estimated assuming medical costs would decline over a five-year period from a 10% increase beginning January 1, 1993 to 6%, and then decline to a 5.5% increase thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation on January 2, 1994 by approximately $800,000 and postretirement benefit expense in the six month period ended January 2, 1994 would have increased by approximately $34,000. The weighted average discount rate used to estimate the postretirement benefit obligation was 7.5%.
11. RELATED PARTY TRANSACTIONS
     On July 2, 1993, Consolidated and The Coca-Cola Company formed Piedmont. Consolidated and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. Consolidated provides substantially all of the soft drink products for Piedmont and manages the operations of Piedmont pursuant to a management agreement.
     Subsidiaries of Consolidated and The Coca-Cola Company each made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by Consolidated's subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Wilson, NC and Greenville and Beaufort, SC territories. Consolidated also sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. The Coca-Cola Company sold territories to Piedmont for an aggregate purchase price of approximately $160.5 million.
     In conjunction with its formation on July 2, 1993, Piedmont recorded notes with Consolidated and The Coca-Cola Company for net amounts of approximately $85.2 million and $93.1 million, respectively. In addition, Piedmont executed an additional note payable for approximately $11.1 million to Consolidated on August 6, 1993 in conjunction with its purchase of the Aiken, SC territory. The interest rate on these notes was approximately 3.6%. These notes were repaid on August 31, 1993 when Piedmont secured its own bank financing. Interest paid to Consolidated and The Coca-Cola Company on these notes was approximately $528,000 and $547,000, respectively.
     Piedmont's business consists primarily of the marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Piedmont engages in arrangements to promote the sale of products of The
Coca-Cola Company in its territories. Total direct marketing support provided to Piedmont by The Coca-Cola Company for the six month period ended January 2, 1994 was approximately $3.6 million. In addition, Piedmont paid approximately $1.6 million for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company for the six month period ended January 2, 1994. For the six month period ended January 2, 1994, Piedmont purchased approximately $2.1 million of finished soft drink products, principally post-mix syrup, from The Coca-Cola Company.
     Pursuant to the management agreement with Consolidated, Piedmont purchased, at cost, $38.9 million of soft drink products from Consolidated during the six month period ended January 2, 1994. Piedmont recorded management fees to Consolidated of $4.8 million during the six month period ended January 2, 1994. Piedmont subleased various fleet and vending equipment from Consolidated during 1993, at Consolidated's cost. These sublease rentals amounted to $380,000. In addition, Piedmont reimbursed Consolidated, at cost, for certain operating expenses initially paid by Consolidated on Piedmont's behalf.
                                       61

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Changes in current assets and current liabilities affecting cash were as follows:

                                                                                                      FOR THE PERIOD JULY 2, 1993
                                           IN THOUSANDS                                                 THROUGH JANUARY 2, 1994
Accounts receivable, trade, net....................................................................             $ 4,037
Accounts receivable, other.........................................................................              (1,472)
Inventories........................................................................................               1,249
Prepaid expenses and other assets..................................................................                 519
Accounts payable and accrued liabilities...........................................................              (7,234)
Due to Consolidated................................................................................               2,454
Decrease (increase)................................................................................             $  (447)

     Cash payments during the period were as follows:

                                                                                                      FOR THE PERIOD JULY 2, 1993
                                           IN THOUSANDS                                                 THROUGH JANUARY 2, 1994
Interest...........................................................................................             $ 3,591
Income taxes.......................................................................................                 260

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         COCA-COLA BOTTLING CO. CONSOLIDATED
                                                        (REGISTRANT)
Date: March 31, 1994
                                         By: /s/      JAMES L. MOORE, JR.
                                                    JAMES L. MOORE, JR.
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        By: /s/         J. FRANK HARRISON, JR.          Chairman of the Board and Director                March 31, 1994
                J. FRANK HARRISON, JR.
        By: /s/           JAMES L. MOORE, JR.           President and Chief Executive Officer and         March 31, 1994
                                                          Director
                 JAMES L. MOORE, JR.
          By: /s/             REID M. HENSON            Vice Chairman of the Board and Director           March 31, 1994
                    REID M. HENSON
         By: /s/            JAMES V. JOHNSON            Director                                          March 31, 1994
                   JAMES V. JOHNSON
       By: /s/          J. FRANK HARRISON, III          Vice Chairman of the Board and Director           March 31, 1994
                J. FRANK HARRISON, III
         By: /s/            HERBERT L. OAKES            Director                                          March 31, 1994
                   HERBERT L. OAKES
          By: /s/              JOHN M. BELK             Director                                          March 31, 1994
                     JOHN M. BELK
         By: /s/          JOHN W. MURREY, III           Director                                          March 31, 1994
                 JOHN W. MURREY, III
          By: /s/              H. REID JONES            Director                                          March 31, 1994
                    H. REID JONES
         By: /s/            DAVID L. KENNEDY, JR.       Director                                          March 31, 1994
                   DAVID L. KENNEDY, JR.

                                       63

         By: /s/             DAVID V. SINGER            Vice President and Chief Financial Officer        March 31, 1994
                   DAVID V. SINGER
         By: /s/          STEVEN D. WESTPHAL            Vice President and Chief Accounting Officer       March 31, 1994
                  STEVEN D. WESTPHAL

                                       64
                                  EXHIBIT INDEX
                                                          Page Number or
Exhibit                                                   Incorporation
Number    Description                                     by Reference to
 3.1      The Company's Bylaws.                           Exhibit 3. to the
                                                          Company's Annual
                                                          Report on Form 10-K
                                                          for the fiscal year
                                                          ended December 31,
                                                          1987.
 3.2      The Company's Certificate of                    Exhibit 3.2 to the
          Incorporation with all amendments.              Company's Annual
                                                          Report on Form 10-K
                                                          for the fiscal year
                                                          ended December 31,
                                                          1990.
 4.1      Specimen of Common Stock Certificate.           Exhibit 4.1 to the
                                                          Company's Registra-
                                                          tion Statement
                                                          (No. 2-97822) on
                                                          Form S-1.
 4.2      Credit Agreement dated as of March 17,          Exhibit 4.01 to the
          1992 among the Company and NationsBank          Company's Quarterly
          of North Carolina, as Agent, and other          Report on Form 10-Q
          banks named therein.                            for the quarter
                                                          ended March 29, 1992
 4.3      Amendment No. 1 to Amended and Restated         Exhibit 4.02 to the
          Revolving Credit and Reimbursement              Company's Quarterly
          Agreement, dated as of March 27, 1992           Report on Form 10-Q
          between the Company and NationsBank of          for the quarter ended
          North Carolina.                                 March 29, 1992.
 4.4      Specimen Fixed Rate Note under the              Exhibit 4.1 to the
          Company's Medium-Term Note Program,             Company's Current
          pursuant to which it may issue, from            Report on Form 8-K
          time to time, up to $200 million                dated February 14,
          aggregate principal amount of its               1990.
          Medium-Term Notes, Series A.
 4.5      Specimen Floating Rate Note under the           Exhibit 4.2 to the
          Company's Medium-Term Note Program,             Company's Current
          pursuant to which it may issue, from            Report on Form 8-K
          time to time, up to $200 million                dated February 14,
          aggregate principal amount of its               1990.
          Medium-Term Notes, Series A.
 4.6      Indenture dated as of October 15, 1989          Exhibit 4. to the
          between the Company and Manufacturers           Company's Registra-
          Hanover Trust Company of California, as         tion Statement (No.
          Trustee, in connection with the Company's       33-31784) on Form
          $200 million shelf registration of its          S-3 as filed on
          Medium-Term Notes, Series A, due from           February 14, 1990.
          nine months to 30 years from date of issue.
 4.7      Selling Agency Agreement, dated as of           Exhibit 1.2 to the
          February 14, 1990, between the Company          Company's Registra-
          and Salomon Brothers and Goldman Sachs,         tion Statement (No.
          as Agents, in connection with the               33-31784) on Form
          Company's $200 million Medium-Term Notes,       S-3 as filed on
          Series A, due from nine months to 30            February 14, 1990.
          years from date of issue.
 4.8      Commercial Paper Agreement, dated as of         Exhibit 4.8 to the
          December 13, 1989, between the Company          Company's Annual
          and Goldman Sachs Money Markets, Inc.,          Report on Form 10-K
          as co-agent.                                    for the fiscal year
                                                          ended December 31,
                                                          1989.
 4.9      Form of Debenture issued by the Company         Exhibit 4.04 to the
          to two shareholders of Sunbelt Coca-Cola        Company's Current
          Bottling Company, Inc. dated as of              Report on Form 8-K
          December 19, 1991.                              dated December 19,
                                                          1991.
 4.10     Commercial Paper Dealer Agreement,              Exhibit 4.14 to the
          dated as of February 11, 1993, between          Company's Annual
          the Company and Citicorp Securities             Report on Form 10-K
          Markets, Inc., as co-agent.                     for the fiscal year
                                                          ended January 3, 1993.
 4.11     The Registrant, by signing this report,
          agrees to furnish the Securities and
          Exchange Commission, upon its request,
          a copy of any instrument which defines
          the rights of holders of long-term debt
          of the Registrant and its subsidiaries
          for which consolidated financial state-
          ments are required to be filed, and which
          authorizes a total amount of securities
          not in excess of 10 percent of total
          assets of the Registrant and its sub-
          sidiaries on a consolidated basis.
 10.1     Employment Agreement of James L. Moore,         Exhibit 10.2 to the
          Jr. dated as of March 16, 1987.                 Company's Annual
                                                          Report on Form 10-K
                                                          for the fiscal year
                                                          ended December 31,
                                                          1986.
 10.2     Stock Rights and Restrictions Agreement         Exhibit 28.01 to the
          by and between Coca-Cola Bottling Co.           Company's Current
          Consolidated and The Coca-Cola Company          Report on Form 8-K
          dated January 27, 1989.                         dated January 27,
                                                          1989.
 10.3     Description and examples of bottling            Exhibit 10.20 to the
          franchise agreements between the Company        Company's Annual
          and The Coca-Cola Company.                      Report on Form 10-K
                                                          for the fiscal year
                                                          ended December 31,
                                                          1988.
 10.4     Lease, dated as of December 11, 1974, by        Exhibit 19.6 to the
          and between the Company and the Ragland         Company's Annual
          Corporation, related to the production/         Report on Form 10-K
          distribution facility in Nashville,             for the fiscal year
          Tennessee.                                      ended December 31,
                                                          1988.
 10.5     Amendment to Lease Agreement designated         Exhibit 19.7 to the
          as Exhibit 10.4.                                Company's Annual
                                                          Report on Form 10-K
                                                          for the fiscal year
                                                          ended December 31,
                                                          1988.
 10.6     Second Amendment to Lease Agreement             Exhibit 19.8 to the
          designated as Exhibit 10.4.                     Company's Annual
                                                          Report on Form 10-K
                                                          for the fiscal year
                                                          ended December 31,
                                                          1988.
 10.7     Master Lease Agreement, beginning on            Exhibit 19.3 to the
          May 31, 1988, with Schedules 1 through          Company's Quarterly
          3, between the Company and General              Report on Form 10-Q
          Electric Capital Corporation covering           for the quarter ended
          various vehicles.                               March 31, 1990.
 10.8     Lease Agreement, dated as of July 17,           Exhibit 19.4 to the
          1988, between the Company and GE Capital        Company's Quarterly
          Fleet Services covering various vehicles.       Report on Form 10-Q
                                                          for the quarter ended
                                                          March 31, 1990.
 10.9     Master Motor Vehicle Lease Agreement,           Exhibit 19.5 to the
          dated as of December 15, 1988, with             Company's Quarterly
          Schedule 4 between the Company and              Report on Form 10-Q
          Citicorp North America, Inc. covering           for the quarter ended
          various vehicles.                               March 31, 1990.
 10.10    Master Lease Agreement, beginning on            Exhibit 19.6 to the
          April 12, 1989, with Schedule 1, between        Company's Quarterly
          the Company and Citicorp North America,         Report on Form 10-Q
          Inc. covering various equipment.                for the quarter ended
                                                          March 31, 1990.
 10.11    Supplemental Savings Incentive Plan,            Exhibit 10.36 to the
          dated as of April 1, 1990 between certain       Company's Annual
          Eligible Employees of the Company and           Report on Form 10-K
          the Company.                                    for the fiscal year
                                                          ended December 30,
                                                          1990.
 10.12    Description and example of Deferred             Exhibit 19.1 to the
          Compensation Agreement, dated as of             Company's Annual
          October 1, 1987, between Eligible               Report on Form 10-K
          Employees of the Company and the Company        for the fiscal year
          under the Officer's Split-Dollar Life           ended December 30,
          Insurance Plan.                                 1990.
 10.13    Schedules 2 through 6 of a Master Lease         Exhibit 10.39 to the
          Agreement, beginning on April 12, 1989,         Company's Quarterly
          between the Company and Citicorp North          Report on Form 10-Q
          America, Inc. covering various forklifts        for the quarter ended
          and vending machines.                           June 30, 1991.
 10.14    Schedule 7 of a Master Lease Agreement,         Exhibit 10.41 to the
          beginning on April 12, 1989, between the        Company's Quarterly
          Company and Citicorp North America, Inc.        Report on Form 10-Q
          covering various vending machines.              for the quarter ended
                                                          September 29, 1991.
 10.15    Consolidated/Sunbelt Acquisition                Exhibit 2.01 to the
          Agreement, dated as of December 19, 1991,       Company's Current
          by and among the Company and the share-         Report on Form 8-K
          holders of Sunbelt Coca-Cola Bottling           dated December 19,
          Company, Inc.                                   1991.
 10.16    Officer Retention Plan, dated as of             Exhibit 10.47 to the
          January 1, 1991, between certain Eligible       Company's Annual
          Officers of the Company and the Company.        Report on Form 10-K
                                                          for the fiscal year
                                                          ended December 29,
                                                          1991.
 10.17    Schedule 14 of a Master Motor Vehicle           Exhibit 10.48 to the
          Lease Agreement, beginning on                   Company's Annual
          December 15, 1988, between the Company          Report on Form 10-K
          and Citicorp North America, Inc. covering       for the fiscal year
          various vehicles.                               ended December 29,
                                                          1991.

 10.18    Schedules 8 and 9 of a Master Lease             Exhibit 10.49 to the
          Agreement, beginning on April 12, 1989,         Company's Annual
          between the Company and Citicorp North          Report on Form 10-K
          America, Inc. covering various vending          for the fiscal year
          machines.                                       ended December 29,
                                                          1991.

 10.19    Acquisition Agreement, by and among             Exhibit 10.50 to the
          Sunbelt Coca-Cola Bottling Company, Inc.,       Company's Annual
          Sunbelt Carolina Acquisition Company,           Report on Form 10-K
          Inc., certain of the common stockholders        for the fiscal year
          of Coca-Cola Bottling Co. Affiliated,           ended December 29,
          Inc., and the stockholders of TRNH, Inc.,       1991.
          dated as of November 7, 1989.
 10.20    Amendment Number One to the Sunbelt/            Exhibit 10.04 to the
          Affiliated Acquisition Agreement, dated         Company's Quarterly
          as of December 29, 1989, between Sunbelt        Report on Form 10-Q
          Coca-Cola Bottling Company, Inc., Sunbelt       for the quarter ended
          Carolina Acquisition Company, Inc.,             March 29, 1992.
          certain of the common stockholders of
          Coca-Cola Bottling Co. Affiliated, Inc.
          and the stockholders of TRNH, Inc.
 10.21    Amendment Number Two to the Sunbelt/            Exhibit 10.05 to the
          Affiliated Acquisition Agreement, dated         Company's Quarterly
          as of December 29, 1989, between Sunbelt        Report on Form 10-Q
          Coca-Cola Bottling Company, Inc., Sunbelt       for the quarter ended
          Carolina Acquisition Company, Inc.,             March 29, 1992.
          certain of the common stockholders of
          Coca-Cola Bottling Co. Affiliated, Inc.
          and the stockholders of TRNH, Inc.
 10.22    Amendment Number Three to the Sunbelt/          Exhibit 10.06 to the
          Affiliated Acquisition Agreement, dated         Company's Quarterly
          as of December 29, 1989, between Sunbelt        Report on Form 10-Q
          Coca-Cola Bottling Company, Inc., Sunbelt       for the quarter ended
          Carolina Acquisition Company, Inc.,             March 29, 1992.
          certain of the common stockholders of
          Coca-Cola Bottling Co. Affiliated, Inc.
          and the stockholders of TRNH, Inc.

 10.23    Master Lease Agreement, dated as of             Exhibit 10.01 to the
          January 7, 1992 between the Company and         Company's Quarterly
          Signet Leasing and Financial Corporation,       Report on Form 10-Q
          and Schedules 1 through 4, covering             for the quarter ended
          various vehicles.                               March 29, 1992.
 10.24    Schedule No. 1, dated as of March 16,           Exhibit 10.02 to the
          1992, of a Master Lease Agreement between       Company's Quarterly
          the Company and Citicorp North America,         Report on Form 10-Q
          Inc. covering various vending machines.         for the quarter ended
                                                          March 29, 1992.

 10.25    Schedule No. 2, dated as of April 27,           Exhibit 10.03 to the
          1992, of a Master Lease Agreement between       Company's Quarterly
          the Company and Citicorp North America,         Report on Form 10-Q
          Inc. covering various vending machines.         for the quarter ended
                                                          March 29, 1992.
 10.26    Schedule No. 3, dated as of June 8,             Exhibit 10.07 to the
          1992, of a Master Lease Agreement               Company's Quarterly
          between the Company and Citicorp North          Report on Form 10-Q
          America, Inc. covering various vending          for the quarter ended
          machines.                                       June 28, 1992.
 10.27    Schedule No. 4, dated as of July 13,            Exhibit 10.08 to the
          1992, of a Master Lease Agreement between       Company's Quarterly
          the Company and Citicorp North America,         Report on Form 10-Q
          Inc. covering various vending machines.         for the quarter ended
                                                          June 28, 1992.
 10.28    Amended Schedules No. 1, 2 and 4 of a           Exhibit 10.09 to the
          Master Lease Agreement, dated as of             Company's Quarterly
          January 7, 1992 between the Company and         Report on Form 10-Q
          Signet Leasing and Financial Corporation,       for the quarter ended
          covering various vehicles.                      September 27, 1992.
 10.29    Schedules No. 1A, 5, 6, 7 and 8 of a            Exhibit 10.10 to the
          Master Lease Agreement, dated as of             Company's Quarterly
          January 7, 1992 between the Company and         Report on Form 10-Q
          Signet Leasing and Financial Corporation,       for the quarter ended
          covering various vehicles and forklifts.        September 27, 1992.
 10.30    Master Equipment Lease, dated as of             Exhibit 10.37 to the
          February 9, 1993, between the Company           Company's Annual
          and Coca-Cola Financial Corporation             Report on Form 10-K
          covering various vending machines.              for the fiscal year
                                                          ended January 3, 1993.
 10.31    Lease Agreement, dated as of November 30,       Exhibit 10.38 to the
          1992, between the Company and Harrison          Company's Annual
          Limited Partnership One, related to the         Report on Form 10-K
          Snyder Production Center in Charlotte,          for the fiscal year
          North Carolina.                                 ended January 3, 1993.
 10.32    Motor Vehicle Lease Agreement No. 790855,       Exhibit 10.39 to the
          dated as of December 31, 1992, between          Company's Annual
          the Company and Citicorp Leasing, Inc.          Report on Form 10-K
          covering various vehicles.                      for the fiscal year
                                                          ended January 3, 1993.
 10.33    Schedules 1 through 5 of the Motor              Exhibit 10.40 to the
          Vehicle Lease Agreement No. 790855,             Company's Annual
          beginning on December 31, 1992, between         Report on Form 10-K
          the Company and Citicorp Leasing, Inc.          for the fiscal year
          covering various vehicles.                      ended January 3, 1993.
 10.34    Amended and Restated Leasing Schedules          Exhibit 10.41 to the
          No. 1, 3, 5, 6, 8, 9, 11, 12 and 13 of a        Company's Annual
          Master Motor Vehicle Lease Agreement,           Report on Form 10-K
          dated as of November 14, 1988, between          for the fiscal year
          the Company and Citicorp North America,         ended January 3, 1993.
          Inc. covering various vehicles.
 10.35    Termination and Release Agreement dated         Exhibit 10.43 to the
          as of March 27, 1992 by and among Sunbelt       Company's Annual
          Coca-Cola Bottling Company, Coca-Cola           Report on Form 10-K
          Bottling Co. Affiliated, Inc., the agent        for the fiscal year
          for holders of certain debentures of            ended January 3, 1993.
          Sunbelt issued pursuant to a certain
          Indenture dated as of January 11, 1990,
          as amended, and Wilmington Trust Company
          which acted as trustee under the
          Indenture.
 10.36    Schedule 10 of a Master Lease Agreement,        Exhibit 10.45 to the
          dated as of January 7, 1992 between the         Company's Annual
          Company and Signet Leasing and Financial        Report on Form 10-K
          Corporation covering various forklifts.         for the fiscal year
                                                          ended January 3, 1993.
 10.37    Schedule No. 5, dated as of August 10,          Exhibit 10.46 to the
          1992, of a Master Lease Agreement between       Company's Annual
          the Company and Citicorp Leasing, Inc.          Report on Form 10-K
          covering various vending machines.              for the fiscal year
                                                          ended January 3, 1993.
 10.38    Schedule No. 6, dated as of September 17,       Exhibit 10.47 to the
          1992, of a Master Lease Agreement between       Company's Annual
          the Company and Citicorp Leasing, Inc.          Report on Form 10-K
          covering various vending machines.              for the fiscal year
                                                          ended January 3, 1993.
 10.39    Schedule No. 7, dated as of December 7,         Exhibit 10.48 to the
          1992, of a Master Lease Agreement               Company's Annual
          between the Company and Citicorp Leasing,       Report on Form 10-K
          Inc. covering various vending machines.         for the fiscal year
                                                          ended January 3, 1993.
 10.40    Schedule No. 8, dated as of January 4,          Exhibit 10.49 to the
          1993, of a Master Lease Agreement between       Company's Annual
          the Company and Citicorp Leasing, Inc.          Report on Form 10-K
          covering various vending machines.              for the fiscal year
                                                          ended January 3, 1993.
 10.41    Schedule No. 9, dated as of March 4,            Exhibit 10.50 to the
          1993, of a Master Lease Agreement between       Company's Annual
          the Company and Citicorp Leasing, Inc.          Report on Form 10-K
          covering various vending machines.              for the fiscal year
                                                          ended January 3, 1993.

 10.42    Lease Funding No. 1, dated April 30,            Exhibit 10.01 to the
          1993, of a Master Equipment Lease               Company's Quarterly
          between the Company and Coca-Cola               Report on Form 10-Q
          Financial Corporation covering various          for the quarter ended
          vending machines.                               April 4, 1993.
 10.43    Amended and Restated Amendment No. 7,           Exhibit 10.02 to the
          dated April 27, 1993, of Motor Vehicle          Company's Quarterly
          Lease Agreement No. 743918 between the          Report on Form 10-Q
          Company and Citicorp North America, Inc.        for the quarter ended
          covering various vehicles.                      April 4, 1993.
 10.44    Reorganization Plan and Agreement by and        Exhibit 10.03 to the
          among Coca-Cola Bottling Co.                    Company's Quarterly
          Consolidated, Chopper Acquisitions,             Report on Form 10-Q
          Inc., Whirl-i-Bird, Inc. and J. Frank           for the quarter ended
          Harrison, Jr.                                   April 4, 1993.
 10.45    Partnership Agreement of Carolina               Exhibit 2.01 to the
          Coca-Cola Bottling Partnership, dated as        Company's Current
          of July 2, 1993, by and among Carolina          Report on Form 8-K
          Coca-Cola Bottling Investments, Inc.,           dated July 2, 1993.
          Coca-Cola Ventures, Inc., Coca-Cola
          Bottling Co. Affiliated, Inc.,
          Fayetteville Coca-Cola Bottling
          Company and Palmetto Bottling Company.
 10.46    Asset Purchase Agreement, dated as of           Exhibit 2.02 to the
          July 2, 1993, by and among Carolina             Company's Current
          Coca-Cola Bottling Partnership, Coca-           Report on Form 8-K
          Cola Bottling Co. Affiliated, Inc. and          dated July 2, 1993.
          Coca-Cola Bottling Co. Consolidated.

 10.47    Asset Purchase Agreement, dated as of           Exhibit 2.03 to the
          July 2, 1993, by and among Carolina             Company's Current
          Coca-Cola Bottling Partnership,                 Report on Form 8-K
          Fayetteville Coca-Cola Bottling Company         dated July 2, 1993.
          and Coca-Cola Bottling Co. Consolidated.
 10.48    Asset Purchase Agreement, dated as of           Exhibit 2.04 to the
          July 2, 1993, by and among Carolina             Company's Current
          Coca-Cola Bottling Partnership, Palmetto        Report on Form 8-K
          Bottling Company and Coca-Cola Bottling         dated July 2, 1993.
          Co. Consolidated.

 10.49    Definition and Adjustment Agreement,            Exhibit 2.05 to the
          dated July 2, 1993, by and among Carolina       Company's Current
          Coca-Cola Bottling Partnership, Coca-Cola       Report on Form 8-K
          Ventures, Inc., Coca-Cola Bottling Co.          dated July 2, 1993.
          Consolidated, CCBC of Wilmington, Inc.,
          Carolina Coca-Cola Bottling Investments,
          Inc., The Coca-Cola Company, Carolina
          Coca-Cola Holding Company, The Coastal
          Coca-Cola Bottling Company, Eastern
          Carolina Coca-Cola Bottling Company,
          Inc., Coca-Cola Bottling Co. Affiliated,
          Inc., Fayetteville Coca-Cola Bottling
          Company and Palmetto Bottling Company.
 10.50    Management Agreement, dated as of July 2,       Exhibit 10.01 to the
          1993, by and among Coca-Cola Bottling Co.       Company's Current
          Consolidated, Carolina Coca-Cola Bottling       Report on Form 8-K
          Partnership, CCBC of Wilmington, Inc.,          dated July 2, 1993.
          Carolina Coca-Cola Bottling Investments,
          Inc., Coca-Cola Ventures, Inc. and
          Palmetto Bottling Company.
 10.51    Post-Retirement Medical and Life                Exhibit 10.02 to the
          Insurance Benefit Reimbursement Agree-          Company's Current
          ment, dated July 2, 1993, by and between        Report on Form 8-K
          Carolina Coca-Cola Bottling Partnership         dated July 2, 1993.
          and Coca-Cola Bottling Co. Consolidated.
 10.52    Aiken Asset Purchase Agreement, dated as        Exhibit 2.01 to the
          of August 6, 1993 by and among Carolina         Company's Quarterly
          Coca-Cola Bottling Partnership, Palmetto        Report on Form 10-Q
          Bottling Company and Coca-Cola Bottling         for the quarter ended
          Co. Consolidated.                               July 4, 1993.

 10.53    Aiken Definition and Adjustment Agree-          Exhibit 2.02 to the
          ment, dated as of August 6, 1993, by and        Company's Quarterly
          among Carolina Coca-Cola Bottling               Report on Form 10-Q
          Partnership, Coca-Cola Ventures, Inc.,          for the quarter ended
          Coca-Cola Bottling Co. Consolidated,            July 4, 1993.
          Carolina Coca-Cola Bottling Investments,
          Inc., The Coca-Cola Company and Palmetto
          Bottling Company.
 10.54    Lease Agreement, dated as of June 1,            Exhibit 10.01 to the
          1993, between the Company and Beacon            Company's Quarterly
          Investment Corporation, related to the          Report on Form 10-Q
          Company's corporate headquarters in             for the quarter ended
          Charlotte, North Carolina.                      July 4, 1993.

 10.55    Lease Funding No. 2, dated as of June 1,        Exhibit 10.02 to the
          1993, of a Master Equipment Lease between       Company's Quarterly
          the Company and Coca-Cola Financial             Report on Form 10-Q
          Corporation covering various vending            for the quarter ended
          machines.                                       July 4, 1993.

 10.56    Lease Funding No. 3, dated as of July 12,       Exhibit 10.03 to the
          1993, of a Master Equipment Lease between       Company's Quarterly
          the Company and Coca-Cola Financial             Report on Form 10-Q
          Corporation covering various vending            for the quarter ended
          machines.                                       July 4, 1993.
 10.57    Schedule No. 12 of a Master Lease Agree-        Exhibit 10.04 to the
          ment, dated as of April 1, 1993, between        Company's Quarterly
          the Company and Signet Leasing and Report       on Form 10-Q
          Financial Corporation covering various          for the quarter ended
          vehicles.                                       July 4, 1993.
 10.58    Schedule No. 13 of a Master Lease Agree-        Exhibit 10.05 to the
          ment, dated as of April 1, 1993, between        Company's Quarterly
          the Company and Signet Leasing and              Report on Form 10-Q
          Financial Corporation covering various          for the quarter ended
          vehicles.                                       July 4, 1993.

 10.59    Amended and Restated Guaranty Agreement,        Exhibit 10.06 to the
          dated as of July 15, 1993 re:                   Company's Quarterly
          Southeastern Container, Inc.                    Report on Form 10-Q
                                                          for the quarter ended
                                                          July 4, 1993.
 10.60    Lease Funding No. 4, dated as of August         Exhibit 10.01 to the
          24, 1993, of a Master Equipment Lease           Company's Quarterly
          between the Company and Coca-Cola               Report on Form 10-Q
          Financial Corporation covering various          for the quarter ended
          vending machines.                               October 3, 1993.
 10.61    Lease Funding No. 5, dated as of                Exhibit 10.02 to the
          September 30, 1993, of a Master Equip-          Company's Quarterly
          ment Lease between the Company and              Report on Form 10-Q
          Coca-Cola Financial Corporation covering        for the quarter ended
          various vending machines.                       October 3, 1993.
 10.62    Schedule No. 11 of a Master Lease Agree-        Exhibit 10.03 to the
          ment, dated as of July 1, 1993, between         Company's Quarterly
          the Company and Signet Leasing and              Report on Form 10-Q
          Financial Corporation covering various          for the quarter ended
          vehicles.                                       October 3, 1993.
 10.63    Schedule No. 14 of a Master Lease Agree-        Exhibit 10.04 to the
          ment, dated as of July 1, 1993, between         Company's Quarterly
          the Company and Signet Leasing and              Report on Form 10-Q
          Financial Corporation covering various          for the quarter ended
          vehicles.                                       October 3, 1993.
 10.64    Schedule No. 15 of a Master Lease Agree-        Exhibit 10.05 to the
          ment, dated as of July 1, 1993, between         Company's Quarterly
          the Company and Signet Leasing and              Report on Form 10-Q
          Financial Corporation covering various          for the quarter ended
          vehicles.                                       October 3, 1993.

 10.65    Lease Funding No. 6, dated as of                Exhibit 10.06 to the
          November 1, 1993, of a Master Equipment         Company's Quarterly
          Lease between the Company and Coca-Cola         Report on Form 10-Q
          Financial Corporation covering various          for the quarter ended
          vending machines.                               October 3, 1993.
 10.66    Lease Funding No. 7, dated as of                Exhibit included in
          November 17, 1993, of a Master Equipment        this filing.
          Lease between the Company and Coca-Cola
          Financial Corporation covering various
          vending machines.

 10.67    Lease Funding No. 8, dated as of                Exhibit included in
          December 30, 1993, of a Master Equipment        this filing.
          Lease between the Company and Coca-Cola
          Financial Corporation covering various
          vending machines.
 10.68    Description of the Company's Bonus Plan         Exhibit included in
          for officers.                                   this filing.

 10.69    Master Lease Agreement, dated as of             Exhibit included in
          February 18, 1992, between the Company          this filing.
          and Citicorp Leasing, Inc. covering
          various equipment.
 21.1     List of subsidiaries.                           Exhibit included in
                                                          this filing.

 23.1     Accountants Consent to Incorporation            Exhibit included in
          by Reference into Forms S-3 (Registration        this filing.
          No. 33-4325 and 33-31784).
 99.1     Information, financial statements and           To be supplied
          exhibits required by Form 11-K with             by amendment.
          respect to the Coca-Cola Bottling Co.
          Consolidated Savings Plan.