Form 10-Q
period 1994-04-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1994-05-17
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended             April 3, 1994


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


              1900 Rexford Road, Charlotte, North Carolina   282ll
              (Address of principal executive offices)   (Zip Code)

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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at May 6, 1994

       Common Stock, $1 Par Value                          7,958,059
       Class B Common Stock, $1 Par Value                  1,336,362





                            PART I - FINANCIAL INFORMATION

      Item l. Financial Statements.

                          Coca-Cola Bottling Co. Consolidated
                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                In Thousands of Dollars


                                             April 3,    Jan. 2,   April 4,
                                               1994       1994       1993
      ASSETS

      Current Assets:
      Cash                                   $  2,686   $  1,262   $  2,724
      Accounts receivable, trade, less
       allowance for doubtful accounts
       of $417, $425 and $586                  11,438      4,960      7,062
      Accounts receivable from
       The Coca-Cola Company                    7,325      6,698      4,131
      Due from Piedmont Coca-Cola
       Bottling Partnership                     4,737      2,454
      Accounts receivable, other                7,108     10,758      9,894
      Inventories                              31,823     27,533     28,265
      Prepaid expenses and other
       current assets                           6,312      4,734      4,970
        Total current assets                   71,429     58,399     57,046


      Property, plant and equipment,
       at cost                                307,522    297,561    298,103
      Less - accumulated depreciation
       and amortization                       137,137    134,546    127,977
      Property, plant and equipment,
       net                                    170,385    163,015    170,126


      Investment in Piedmont Coca-Cola
       Bottling Partnership                    67,754     68,400
      Other assets                             19,018     18,700     21,534
      Identifiable intangible assets,
       less accumulated amortization of
       $68,267, $65,803 and $63,484           265,251    267,715    467,210
      Excess of cost over fair value
       of net assets of businesses
       acquired, less accumulated
       amortization of $19,971, $19,399
       and $17,681                             71,648     72,220     73,938


      Total                                  $665,485   $648,449   $789,854


      See Accompanying Notes to Consolidated Financial Statements




      LIABILITIES AND SHAREHOLDERS' EQUITY


                                             April 3,    Jan. 2,    April 4,
                                               1994       1994        1993
      Current Liabilities:
      Portion of long-term debt payable
       within one year                      $    611    $    711   $  1,040
      Accounts payable and accrued
       liabilities                            66,381      69,232     45,851
      Accounts payable to The Coca-Cola
       Company                                 4,366       1,876      4,426
      Accrued interest payable                 4,757      10,108      6,237
        Total current liabilities             76,115      81,927     57,554
      Deferred income taxes                   79,511      80,065    111,112
      Other liabilities                       21,758      22,470     27,557
      Senior long-term debt                  461,497     434,358    568,376
        Total liabilities                    638,881     618,820    764,599

      Shareholders' Equity:
      Convertible Preferred Stock, $100 par
       value: Authorized-50,000 shares;
       Issued-None
      Nonconvertible Preferred Stock, $100
       par value: Authorized-50,000 shares;
       Issued-None
      Preferred Stock, $.01 par value:
       Authorized-20,000,000 shares;
       Issued-None
      Common Stock, $1 par value:
       Authorized-30,000,000 shares;
       Issued-10,090,859; 10,090,859 and
       9,977,395 shares                       10,090      10,090      9,977
      Class B Common Stock, $1 par value:
       Authorized-10,000,000 shares;
       Issued-1,964,476 shares                 1,965       1,965      1,965
      Class C Common Stock, $1 par value:
       Authorized-20,000,000 shares;
       Issued-None
      Capital in excess of par value         136,998     139,322    142,931
      Accumulated deficit                    (99,189)    (98,488)  (111,972)
      Minimum pension liability adjustment    (5,614)     (5,614)
                                              44,250      47,275     42,901
      Less-Treasury stock, at cost:
       Common-2,132,800 shares                17,237      17,237     17,237
       Class B Common-628,114 shares             409         409        409
        Total shareholders' equity            26,604      29,629     25,255

      Total                                 $665,485    $648,449   $789,854




       See Accompanying Notes to Consolidated Financial Statements






      Coca-Cola Bottling Co. Consolidated
      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      In Thousands (Except Per Share Data)



                                                        First Quarter
                                                    1994            1993

      Net sales (includes sales to Piedmont
       of $20,564 in 1994)                        $163,817        $154,267
      Cost of products sold (includes $18,905
       related to sales to Piedmont in 1994)        97,484          84,425
      Gross margin                                  66,333          69,842
      Selling expenses                              34,639          35,982
      General and administrative expenses           12,659          12,479
      Depreciation expense                           5,773           5,640
      Amortization of goodwill and
       intangibles                                   3,073           4,300
      Income from operations                        10,189          11,441

      Interest expense                               7,526           8,268
      Other expense, net                                14             605
      Income before income taxes and effect
       of accounting change                          2,649           2,568
      Federal and state income taxes                 1,139           1,219
      Income before effect of accounting
       change                                        1,510           1,349
      Effect of accounting change                   (2,211)
      Net income (loss)                           $   (701)       $  1,349

      Income (loss) per share:
       Income before effect of
        accounting change                         $    .16        $    .15
       Effect of accounting change                    (.24)
       Net income (loss)                          $   (.08)       $    .15

      Cash dividends per share:
       Common Stock                               $    .25        $    .22
       Class B Common Stock                            .25             .13
      Weighted average number of Common
       and Class B Common shares outstanding         9,294           9,181



      See Accompanying Notes to Consolidated Financial Statements



     Coca-Cola Bottling Co. Consolidated
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands of Dollars



                                       Capital                Minimum
                              Class B    in                   Pension
                      Common  Common  Excess of  Accumulated Liability  Treasury
                       Stock   Stock  Par Value    Deficit   Adjustment  Stock

     Balance on
      January 3,
      1993            $ 9,977 $ 1,965 $ 144,831  $ (113,321)            $ 17,646
     Net income                                       1,349
     Cash dividends
      declared:
      Common                             (1,900)
     Balance on
      April 4, 1993   $ 9,977 $ 1,965 $ 142,931  $ (111,972)            $ 17,646


     Balance on
      January 2,
      1994            $10,090 $ 1,965 $ l39,322  $  (98,488)  $ (5,614) $ 17,646
     Net loss                                          (701)
     Cash dividends
      declared:
      Common                             (2,324)
     Balance on
      April 3, 1994   $10,090 $ 1,965 $ 136,998  $  (99,189)  $ (5,614) $ 17,646


     See Accompanying Notes to Consolidated Financial Statements





     Coca-Cola Bottling Co. Consolidated
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     In Thousands of Dollars


                                                       First Quarter
                                                     1994         1993
     Cash Flows from Operating Activities
     Net income (loss)                             $   (701)    $  1,349
     Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
       Effect of accounting change                    2,211
       Depreciation expense                           5,773        5,640
       Amortization of goodwill and intangibles       3,073        4,300
       Deferred income taxes                          1,139        1,207
       (Gains) losses on sale of property, plant
         and equipment                                 (356)          89
       Amortization of debt costs                       114          134
       Undistributed loss of Piedmont Coca-Cola
         Bottling Partnership                           646
       Increase in current assets less current
         liabilities                                (20,899)     (15,025)
       Increase in other noncurrent assets             (455)      (1,105)
       Decrease in other noncurrent liabilities        (238)        (219)
       Other                                            125          (13)
     Total adjustments                               (8,867)      (4,992)
     Net cash used in operating activities           (9,568)      (3,643)


     Cash Flows from Financing Activities
     Proceeds from the issuance of long-term debt    27,166       16,795
     Repayments of long-term debt                       (28)      (3,544)
     Cash dividends paid                             (2,324)      (1,900)
     Other                                             (913)      (1,235)
     Net cash provided by financing activities       23,901       10,116


     Cash Flows from Investing Activities
     Additions to property, plant and equipment     (14,681)      (5,283)
     Proceeds from the sale of property, plant
      and equipment                                   1,772          120
     Net cash used in investing activities          (12,909)      (5,163)
     Net increase in cash                             1,424        1,310
     Cash at beginning of period                      1,262        1,414

     Cash at end of period                         $  2,686     $  2,724


     See Accompanying Notes to Consolidated Financial Statements




       Coca-Cola Bottling Co. Consolidated
       Notes to Consolidated Financial Statements (Unaudited)


       1. Accounting Policies

       The consolidated financial statements include the accounts of Coca-Cola Bottling Co. Consolidated and its wholly owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated.

       The information contained in the financial statements is unaudited. The statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Except for the accounting change discussed in Note 2, all such adjustments are of a normal, recurring nature.

       The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 1994 filed with the Securities and Exchange Commission.

       Certain prior year amounts have been reclassified to conform to current year classifications.


       2. Accounting Change

       In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. The Company adopted the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994. As a result, the Company recorded an after-tax charge of $2.2 million. This charge appears within the caption "Effect of accounting change."




       Coca-Cola Bottling Co. Consolidated
       Notes to Consolidated Financial Statements (Unaudited)


       3. Summarized Income Statement Data of Piedmont Coca-Cola Bottling Partnership

       On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides substantially all of the soft drink products for Piedmont and manages the operations of Piedmont pursuant to a management agreement. Summarized income statement data for Piedmont is as follows:

                                                               First Quarter
       In Thousands                                                 1994

       Net sales                                                  $43,961
       Gross margin                                                19,174
       Income from operations                                       1,015
       Net loss                                                    (1,292)



       4. Inventories

       Inventories are summarized as follows:

                                            April 3,     Jan. 2,     April 4,
       In Thousands                           1994         1994        1993

       Finished products                    $20,203      $16,622     $18,114
       Manufacturing materials               10,094        9,498       9,117
       Used bottles and cases                 1,526        1,413       1,034

       Total inventories                    $31,823      $27,533     $28,265




      Coca-Cola Bottling Co. Consolidated
      Notes to Consolidated Financial Statements (Unaudited)


      5. Long-Term Debt

      Long-term debt is summarized as follows:

                                               Fixed(F) or
                                      Interest  Variable    Interest  April 3,  Jan. 2,  April 4,
       In Thousands         Maturity    Rate    (V) Rate      Paid      1994     1994      1993

       Lines of Credit        1997      3.67% -    V         Varies   $116,525 $ 18,335  $105,461
                                        3.93%

       Commercial Paper       1997      3.90%      V         Varies      3,989              5,994

       Revolving Credit                                                                    40,000

       Term Loan Agreement                                                       75,000    75,000

       Term Loan Agreement    2000      4.00%      V         Semi-      60,000   60,000    60,000
                                                             annually

       Term Loan Agreement    2001      3.94%      V         Semi-      60,000   60,000    60,000
                                                             annually

       Medium-Term Notes      1998      4.43%      V        Quarterly  10,000   10,000    10,000

       Medium-Term Notes      1999      7.99%      F         Semi-      66,500   66,500    66,500
                                                            annually

       Medium-Term Notes      2000     10.05%      F         Semi-      57,000   57,000    57,000
                                                            annually

       Medium-Term Notes      2002      8.56%      F         Semi-      66,500   66,500    66,500
                                                            annually

       Notes acquired in
        Sunbelt acquisition   2001      8.00%      F        Quarterly   5,429    5,442     5,640

       Capital leases and
        other notes payable   1994 -    6.85% -    F         Varies     16,165   16,292    17,321
                              2001     12.00%

                                                                       462,108  435,069   569,416
       Less: Portion of
        long-term debt
        payable within
        one year                                                           611      711     1,040


       Senior long-term debt                                          $461,497 $434,358  $568,376




        Coca-Cola Bottling Co. Consolidated
        Notes to Consolidated Financial Statements (Unaudited)


        5. Long-Term Debt (cont.)


        As of April 3, 1994, the Company was in compliance with all of the covenants of its various borrowing agreements.

        It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature and, to the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

        A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. On April 3, 1994, approximately $4 million was outstanding under this program.

        In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. The Company had sold trade receivables of $31 million, $33 million and $36.5 million as of April 3, 1994, January 2, 1994 and April 4, 1993, respectively.



        6. Financial Instruments with Off-Balance-Sheet Risk

        The Company actively manages its interest rate risk using a variety of rate hedging mechanisms. The Company has entered into transactions that resulted in a weighted average interest rate of 6.3% for the debt portfolio as of April 3, 1994. Approximately 46% of the total debt portfolio was subject to changes in short-term interest rates as of April 3, 1994.

        Off-balance-sheet financial instruments on April 3, 1994 were as follows:


        Description                            In Thousands   Remaining Term

        Interest swaps-floating                  $221,600        6-9 years
        Interest swaps-fixed                      265,000        2-9 years
        Interest caps                             110,000          1 year
        Financial guarantee                        15,713          7 years



        Coca-Cola Bottling Co. Consolidated
        Notes to Consolidated Financial Statements (Unaudited)


        7. Income Taxes

        Reported income tax expense differs from the amount computed at the statutory rate due to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.



        8. Supplemental Disclosures of Cash Flow Information

        Changes in current assets and current liabilities affecting cash, net of effects from acquisitions and divestitures and effect of accounting change, are as follows:

                                                         First Quarter
        In Thousands                                    1994       1993
        Accounts receivable, trade, net               $ (6,478)  $ (3,265)
        Due from Piedmont                               (2,283)
        Accounts receivable, other                       3,023         64
        Inventories                                     (4,290)    (1,630)
        Prepaid expenses and other current assets       (1,578)    (1,659)
        Portion of long-term debt payable within
         one year                                         (100)      (139)
        Accounts payable and accrued liabilities        (3,842)    (3,591)
        Accrued interest payable                        (5,351)    (4,805)
        Increase                                      $(20,899)  $(15,025)


        Cash payments during the period were as follows:

                                                         First Quarter
        In Thousands                                    1994       1993
        Interest                                      $ 12,764   $ 12,939
        Income taxes                                        24         70



          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Introduction:

          The following discussion presents management's analysis of the results of operations for the first three months of 1994 compared to the first three months of 1993 and changes in financial condition from April 4, 1993 and January 2, 1994 to April 3, 1994.

          On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company provides substantially all of the soft drink products to Piedmont and manages the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The Company's capital contribution was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Company's Wilson, North Carolina and Greenville and Beaufort, South Carolina territories. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt. The Company is accounting for its investment in Piedmont using the equity method of accounting.

          For the first quarter of 1994, the Company reported income before the effect of an accounting change of $1.5 million or $.16 per share as compared to net income of $1.35 million or $.15 per share in the first quarter of 1993. An after-tax, noncash charge of $2.2 million or $.24 per share was recorded in the first quarter of 1994 due to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The Company does not expect any significant impact on the results of future operations due to the adoption of this accounting standard.

          The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

          Result of Operations:

          Due to the formation of Piedmont on July 2, 1993, results of operations for the first quarter of 1994 are not directly comparable to the first quarter of 1993.


          Excluding the results of the branches sold or contributed to Piedmont from 1993 results, franchise net sales increased 6.2%. This increase in franchise net sales was primarily due to increases in volume, predominately in the take-home market. Volume in the more profitable at-work channel was dampened due to severe weather conditions in much of the Company's franchise territory during January and February. The introduction of certain New Age beverages, such as Nestea and PowerAde, contributed approximately 1/2% of the first quarter 1994 franchise sales increase. Average net selling prices were essentially unchanged from the prior period. Sales to other bottlers increased over the same period in 1993 primarily due to the sale of finished products to Piedmont. Soft drink products are sold to Piedmont at cost.

          Gross margin as reported decreased by 5.0% from the first quarter of 1993 to the first quarter of 1994. When the results are adjusted to reflect comparable territories, gross margin increased by more than 6%. Cost of goods sold as a percentage of net sales was unchanged as increases in concentrate and sweetener costs were offset by lower packaging costs.

          Excluding the results of the branches sold or contributed to Piedmont from 1993 results, selling expenses increased approximately 12% due primarily to higher employment costs. This increase reflects normal wage rate adjustments, the volume increases discussed previously and planned increases in certain sales and operations functions to improve customer service and reduce turnover. Expenses associated with the introduction of New Age beverages also increased first quarter 1994 expenses. General and administrative expenses for the comparable franchise territories were slightly lower on a per-unit basis than for the 1993 period.

          Amortization of goodwill and intangibles declined 29%, reflecting the sale and contribution of franchise territories to Piedmont.

          Interest expense declined 9% from the first quarter of 1993 to the first quarter of 1994. This decline was due primarily to the decrease of more than $100 million in outstanding debt between the end of the first quarter of 1993 and the end of the same period in 1994. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, were used to reduce the Company's long-term debt.

          The decline in "other expense, net" was due to a first quarter 1994 gain on the sale of an idle production facility acquired in the 1991 Sunbelt acquisition. This facility was closed in April 1992.

          The estimated annual effective tax rate for federal and state income taxes was 43% for the first quarter of 1994. The difference between the effective rate and the statutory rate was due to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.


          Changes in Financial Condition:

          Working capital increased $18.8 million from January 2, 1994 and decreased $4.2 million from April 4, 1993 to April 3, 1994. Excluding the effect of the sale and contribution of assets to Piedmont, working capital increased $2.3 million from April 4, 1993. The increase from January 2, 1994 resulted principally from increases in trade accounts receivable and inventories and a reduction in accrued interest payable. Inventory balances of raw materials and finished products increased in order to support Piedmont's inventory requirements. The increase in trade accounts receivable resulted primarily from increases in net sales.

          The Company expects that capital expenditures in 1994 will be higher than in 1993 as the Company is purchasing rather than leasing new vehicles and is making certain manufacturing improvements which are needed to produce new packages.

          The Company actively manages its interest rate risk using a variety of rate hedging mechanisms. As of April 3, 1994, the debt portfolio had a weighted average interest rate of 6.3% and approximately 46% of the total portfolio was subject to changes in short-term interest rates. As a result of the recent increase in short-term interest rates, the Company expects that interest expense in the second half of 1994 will increase versus interest expense in the first half of 1994.

          Long-term debt increased $27 million due to the increase in working capital and additions to property, plant and equipment. As of April 3, 1994, the Company was in compliance with all of the covenants of its various borrowing agreements.

          It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of April 3, 1994, the Company had no balances outstanding under the revolving credit facility, $116.5 million outstanding under the informal lines of credit and $4.0 million outstanding under the commercial paper program. The Company had sold trade accounts receivable of $31 million as of April 3, 1994 as compared to $33 million and $36.5 million on January 2, 1994 and April 4, 1993, respectively.


          In February 1994, the Board of Directors approved an increase in the dividend for the first quarter of 1994. Quarterly dividends were increased to $.25 per share on both the Common and Class B Common shares outstanding. If the Company continues to pay quarterly dividends of $.25 per share on both classes of common stock, annual dividend payments will total approximately $9.3 million in 1994.


          Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional franchise territories on an ongoing basis.




                             PART II - OTHER INFORMATION


          Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit
               Number    Description

               10.1 Lease Funding No. 94001, dated as of March 11, 1994, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.


          (b)  Reports on Form 8-K

               None




                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COCA-COLA BOTTLING CO. CONSOLIDATED
                                                    (REGISTRANT)


          Date: May 17, 1994            By:    /s/ David V. Singer
                                                David V. Singer
                                            Principal Financial Officer
                                               of the Registrant
                                                      and
                                         Vice President - Chief Financial
                                                    Officer