Form 10-K/A
period 1994-01-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1994-06-28
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K/A

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended January 2, 1994
                                     OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
    Commission file number  0-9286

                        COCA-COLA BOTTLING CO. CONSOLIDATED
              (Exact name of Registrant as specified in its charter)
               Delaware                               56-0950585
   (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

                1900 Rexford Road, Charlotte, North Carolina   282ll
                (Address of principal executive offices)   (Zip Code)
    Registrant's telephone number, including area code:  (704) 551-4400

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

    State the aggregate market value of voting stock held by non-affiliates of the Registrant.
                                             Market Value as of March 25, 1994
      Common Stock, $l par value                        $208,357,000
      Class B Common Stock, $l par value                      *
    *No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding as of March 25, 1994
         Common Stock, $1 Par Value                       7,958,059
         Class B Common Stock, $1 Par Value               1,336,362

                        Documents Incorporated by Reference
    Proxy Statement to be filed pursuant to Section 14
    of the Exchange Act with respect to the 1994 Annual
    Meeting of Shareholders . . . . . . . . . . . . . . Part III, Items 10-13





The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 2, 1994, which was filed with the Commission on April 1, 1994, as set forth in the pages attached hereto:

      A. Part IV, Item 14 A.3(ii) of the Annual Report on Form 10-K is amended to reflect the filing of Exhibit (99.1), "Information, Financial Statements and Exhibits required by Form 11-K with Respect to the Coca-Cola Bottling Co. Consolidated Savings Plan."

      B. Exhibit (99.1), "Information, Financial Statements and Exhibits Required by Form 11-K with Respect to the Coca-Cola Bottling Co. Consolidated Savings Plan" is filed herewith pursuant to Rule 15d-21 of the Securities Act of 1934.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COCA-COLA BOTTLING CO. CONSOLIDATED
                                   (Registrant)



                                   By:    /s/ David V. Singer
                                              David V. Singer
                                 Vice President & Chief Financial Officer



Dated: June 27, 1994