Form 10-Q
period 1994-07-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1994-08-16
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549
                     FORM 10-Q



 X  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR
    15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


   For the quarterly period ended              July 3, 1994


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

   Class                       Outstanding  at August 5, 1994

   Common  Stock, $1 Par Value                  7,958,059
   Class  B Common Stock, $1 Par Value          1,336,362

                        PART I - FINANCIAL INFORMATION

       Item l. Financial Statements.

                      Coca-Cola Bottling Co. Consolidated
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            In Thousands of Dollars



                                             July 3,    Jan. 2,    July 4,
                                                1994       1994       1993
       ASSETS

       Current Assets:
       Cash                                   $  2,098   $  1,262   $  1,932
       Accounts receivable, trade, less
        allowance for doubtful accounts
        of $436, $425 and $601                  16,380      4,960     13,113
       Accounts receivable from
        The Coca-Cola Company                    4,614      6,698      3,103
       Due from Piedmont Coca-Cola
        Bottling Partnership                     3,225      2,454
       Accounts receivable, other                8,204     10,758     12,725
       Notes receivable from Piedmont
        Coca-Cola Bottling Partnership                               106,974
       Inventories                              34,686     27,533     29,878
       Prepaid expenses and other
        current assets                           6,639      4,734      5,309
         Total current assets                   75,846     58,399    173,034

       Property, plant and equipment,
        at cost                                312,122    297,561    288,067
       Less - accumulated depreciation
        and amortization                       135,367    134,546    127,526
       Property, plant and equipment,
        net                                    176,755    163,015    160,541

       Investment in Piedmont Coca-Cola
        Bottling Partnership                    67,995     68,400     70,000
       Other assets                             19,302     18,700     19,758
       Identifiable intangible assets,
        less accumulated amortization of
        $70,733, $65,803 and $61,512           262,785    267,715    292,071
       Excess of cost over fair value
        of net assets of businesses
        acquired, less accumulated
        amortization of $20,544, $19,399
        and $18,253                             71,075     72,220     73,365


       Total                                  $673,758   $648,449   $788,769


       See Accompanying Notes to Consolidated Financial Statements



       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   July 3,    Jan. 2,     July 4,
                                                     1994       1994        1993
       Current Liabilities:
       Portion of long-term debt payable
        within one year                             $    861    $    711   $  1,239
       Note payable to Piedmont Coca-Cola
        Bottling Partnership                                                 21,746
       Accounts payable and accrued
        liabilities                                   63,005      69,232     53,281
       Accounts payable to The Coca-Cola
        Company                                        7,727       1,876      5,977
       Accrued interest payable                       10,340      10,108     12,224
         Total current liabilities                    81,933      81,927     94,467
       Deferred income taxes                          84,566      80,065     86,467
       Other liabilities                              22,166      22,470     20,893
       Senior long-term debt                         454,112     434,358    555,299
         Total liabilities                           642,777     618,820    757,126


       Shareholders' Equity:
       Convertible Preferred Stock, $100 par
        value: Authorized-50,000 shares;
        Issued-None
       Nonconvertible Preferred Stock, $100
        par value: Authorized-50,000 shares;
        Issued-None
       Preferred Stock, $.01 par value:
        Authorized-20,000,000 shares;
        Issued-None
       Common Stock, $1 par value:
        Authorized-30,000,000 shares;
        Issued-10,090,859 shares                    10,090      10,090     10,090
       Class B Common Stock, $1 par value:
        Authorized-10,000,000 shares;
        Issued-1,964,476 shares                      1,965       1,965      1,965
       Class C Common Stock, $1 par value:
        Authorized-20,000,000 shares;
        Issued-None
       Capital in excess of par value              134,675     139,322    143,171
       Accumulated deficit                         (92,489)    (98,488)  (105,937)
       Minimum pension liability adjustment         (5,614)     (5,614)
                                                    48,627      47,275     49,289
       Less-Treasury stock, at cost:
        Common-2,132,800 shares                     17,237      17,237     17,237
        Class B Common-628,114 shares                  409         409        409
         Total shareholders' equity                 30,981      29,629     31,643

       Total                                      $673,758    $648,449   $788,769



       See Accompanying Notes to Consolidated Financial Statements

      Coca-Cola  Bottling  Co.  Consolidated
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      In Thousands (Except Per Share Data)



                                          Second Quarter          First Half
                                         1994       1993       1994       1993
      Net sales (includes sales to
       Piedmont of $24,247 and
       $44,811 in 1994)               $ 200,692  $ 194,506  $ 364,509  $ 348,773
      Cost of products sold,
       excluding depreciation shown
       below (includes $21,201 and
       $40,106 related to sales to
       Piedmont in 1994)                118,941    108,871    216,425    193,296
      Gross margin                       81,751     85,635    148,084    155,477
      Selling expenses                   39,310     41,379     73,949     77,361
      General and administrative
       expenses                          13,508     13,949     26,167     26,428
      Depreciation expense                5,991      6,008     11,764     11,648
      Amortization of goodwill
       and intangibles                    3,081      4,322      6,154      8,622
      Income from operations             19,861     19,977     30,050     31,418

      Interest expense                    7,833      8,235     15,359     16,503
      Other expense, net                    273      1,095        287      1,700
      Income before income taxes and
       effect of accounting change       11,755     10,647     14,404     13,215
      Federal and state income taxes      5,055      4,612      6,194      5,831
      Income before effect of
       accounting change                  6,700      6,035      8,210      7,384
      Effect of accounting change                              (2,211)
      Net income                      $   6,700  $   6,035  $   5,999  $   7,384

      Income per share:
       Income before effect of
        accounting change             $     .72  $     .65  $     .88  $     .80
       Effect of accounting change                               (.24)
       Net income                     $     .72  $     .65  $     .64  $     .80

      Cash dividends per share:
       Common Stock                   $     .25  $     .22  $     .50  $     .44
       Class B Common Stock                 .25        .13        .50        .26
      Weighted average number of
       Common and Class B Common
       shares outstanding                 9,294      9,261      9,294      9,221


      See Accompanying Notes to Consolidated Financial Statements

      Coca-Cola Bottling Co. Consolidated
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands of Dollars




                                      Capital                Minimum
                             Class B    in                   Pension
                     Common  Common  Excess of  Accumulated Liability  Treasury
                      Stock   Stock  Par Value    Deficit   Adjustment  Stock
Balance on
 January 3,
 1993               $ 9,977 $ 1,965 $ 144,831  $ (113,321)            $ 17,646
Net income                                          7,384
Cash dividends
  declared:
  Common                              (3,816)
Issuance of
Common Stock            113             2,156
 Balance on
  July 4, 1993    $10,090 $ 1,965 $ 143,171  $ (105,937)            $ 17,646


Balance on
 January 2,
  1994            $10,090 $ 1,965 $ l39,322  $  (98,488)  $ (5,614) $ 17,646
 Net income                                       5,999
 Cash dividends
   declared:
 Common                             (4,647)
 Balance on
  July 3, 1994    $10,090 $ 1,965 $ 134,675  $  (92,489)  $ (5,614) $ 17,646






      See Accompanying Notes to Consolidated Financial Statements

      Coca-Cola Bottling Co. Consolidated
      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      In Thousands of Dollars

                                                           First Half
                                                       1994         1993
      Cash Flows from Operating Activities
      Net income                                    $  5,999     $  7,384
      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Effect of accounting change                    2,211
        Depreciation expense                          11,764       11,648
        Amortization of goodwill and intangibles       6,154        8,622
        Deferred income taxes                          6,170        5,815
        (Gains) losses on sale of property, plant
          and equipment                                 (367)         876
        Amortization of debt costs                       228          267
        Undistributed loss of Piedmont Coca-Cola
          Bottling Partnership                           405
        Increase in current assets less current
          liabilities                                (20,085)     (16,704)
        Decrease (increase) in other noncurrent
          assets                                        (870)         520
        Decrease in other noncurrent liabilities        (189)        (549)
        Other                                            420         (190)
      Total adjustments                                5,841       10,305
      Net cash provided by operating
        activities                                    11,840       17,689

      Cash Flows from Financing Activities
      Proceeds from the issuance of long-term debt    19,810        3,743
      Repayments of long-term debt                       (56)      (3,570)
      Issuance of Common Stock                                      2,269
      Cash dividends paid                             (4,647)      (3,816)
      Other                                             (556)      (2,509)
      Net cash provided by (used in) financing
       activities                                     14,551       (3,883)

      Cash Flows from Investing Activities
      Additions to property, plant and equipment     (27,831)     (12,264)
      Proceeds from the sale of property, plant
       and equipment                                   2,276          550
      Acquisition of companies, net of cash
       acquired                                                    (1,574)
      Net cash used in investing activities          (25,555)     (13,288)
      Net increase in cash                               836          518
      Cash at beginning of period                      1,262        1,414

      Cash at end of period                         $  2,098     $  1,932



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



   2. Accounting Change

   In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. The Company adopted the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994. As a result, the Company recorded a one-time, after-tax charge of $2.2 million. This charge appears within the caption "Effect of accounting change."

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

                                    Second Quarter          First Half
   In Thousands                            1994                1994

   Net sales                            $ 53,672             $ 97,633
   Gross margin                           22,605               41,779
   Income from operations                  2,806                3,821
   Net income (loss)                         482                 (810)





   4. Inventories

   Inventories are summarized as follows:

                                        July 3,      Jan. 2,     July 4,
   In Thousands                           1994         1994        1993

   Finished products                    $20,687      $16,622     $19,478
   Manufacturing materials               11,978        9,498       9,542
   Used bottles and cases                 2,021        1,413         858

   Total inventories                    $34,686      $27,533     $29,878

       Coca-Cola Bottling Co. Consolidated
       Notes to Consolidated Financial Statements (Unaudited)


       5. Long-Term Debt

       Long-term debt is summarized as follows:

                                              Fixed(F) or
                                      Interest  Variable  Interest  July 3,  Jan. 2,   July 4,
       In Thousands         Maturity    Rate    (V) Rate    Paid     1994     1994      1993
       Lines of Credit        1997      4.46% -    V      Varies   $108,170 $ 18,335  $ 93,615
                                        4.58%

       Commercial Paper       1997      4.47%      V      Varies      4,999              4,987

       Revolving Credit                                                                 40,000

       Term Loan Agreement                                                    75,000    75,000

       Term Loan Agreement    2000      4.00%      V      Semi-      60,000   60,000    60,000
                                                           annually


       Term Loan Agreement    2001      3.94%      V      Semi-      60,000   60,000    60,000
                                                         annually

       Medium-Term Notes      1998      5.11%      V      Quarterly  10,000   10,000    10,000

       Medium-Term Notes      1999       7.99%      F      Semi-      66,500   66,500    66,500
                                                         annually

       Medium-Term Notes      2000     10.05%      F      Semi-      57,000   57,000    57,000
                                                        annually

       Medium-Term Notes      2002      8.56%      F      Semi-      66,500   66,500    66,500
                                                        annually

       Notes acquired in
        Sunbelt acquisition   2001      8.00%      F      Quarterly   5,417    5,442     5,441

       Capital leases and
        other notes payable   1994 -    6.85% -    F      Varies     16,387   16,292    17,495
                              2001     12.00%
                                                                    454,973  435,069    556,538
       Less: Portion of
        long-term debt
        payable within
        one year                                                        861      711     1,239



       Senior long-term debt                                       $454,112 $434,358  $555,299


Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



5. Long-Term Debt (cont.)


As of July 3, 1994, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature and, to the extent that these borrowings do not exceed the amount
available under the Company's   $170  million  revolving  credit  facility,
they  are  classified  as noncurrent liabilities.

A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. On July 3, 1994, approximately $5 million was outstanding under this program.

In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. The Company had sold trade receivables of $37 million, $33 million and $36.5 million as of July 3, 1994, January 2, 1994 and July 4, 1993, respectively.


6. Financial Instruments with Off-Balance-Sheet Risk

The Company actively manages its interest rate risk using a variety of rate hedging mechanisms to minimize exposure to and reduce risk from interest rate fluctuations in the ordinary course of the Company's business. The Company does not attempt to protect itself completely from all interest rate movements but attempts to offset large interest rate movements and reduce their impact within the most reasonable risk and cost profile. The Company has entered into interest rate hedging transactions that resulted in weighted average interest rates for the debt portfolio of approximately 6.6%, 6.7% and 5.5% as of July 3, 1994, January 2, 1994 and July 4, 1993, respectively. Including the effect of hedging activities, approximately 45%, 43% and 40% of the total debt portfolio was subject to changes in short-term interest rates as of July 3, 1994, January 2, 1994 and July 4, 1993, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6.  Financial Instruments with Off-Balance-Sheet Risk (cont.)


Off-balance-sheet financial instruments were as follows:

                     July 3, 1994        January 2, 1994          July 4, 1993
                           Remaining             Remaining              Remaining
 In Thousands     Amount     Term       Amount     Term        Amount     Term
Interest swaps-
floating       $221,600  6-9 years   $221,600  7-10 years   $161,600  7-10 years

Interest swaps-
fixed           265,000  2-9 years    368,000  1-10 years    268,000  1-4 years

Interest caps   110,000    1 year     110,000   1.5 years    110,000    2 years

Financial
guarantee        20,000    7 years     13,094    7 years      16,961    8 years


The  Company  routinely  monitors both interest rate and counterparty credit risk. Mark-to-market  valuations  of  positions  and underlying debt
are performed on an ongoing  basis.    Sensitivity  analyses are performed to
review the impact on the Company's financial position and coverages of various likely increases in interest rates as well as the impact of unlikely rate movements.




7. Income Taxes

Reported income tax expense differs from the amount computed at the statutory rate due to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



8. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effects from acquisitions and divestitures and effect of accounting change, are as follows:

                                                    First Half
In Thousands                                    1994       1993
Accounts receivable, trade, net               $(11,420)  $(17,039)
Due from Piedmont                                 (771)
Accounts receivable, other                       4,638     (1,896)
Inventories                                     (7,153)    (5,436)
Prepaid expenses and other current assets       (1,905)    (2,250)
Portion of long-term debt payable within
 one year                                          150       (264)
Accounts payable and accrued liabilities        (3,856)     8,999
Accrued interest payable                           232      1,182
Increase                                      $(20,085)  $(16,704)


Cash payments during the period were as follows:

                                                  First Half
In Thousands                                    1994       1993
Interest                                    $ 15,127   $ 15,054
Income taxes                                      53      1,067


Noncash items related to the formation of Piedmont on July 2, 1993 were as follows:

In Thousands
Notes receivable for assets sold to Piedmont      $106,974
Assets contributed to Piedmont                      48,254
Capital contribution - note payable to Piedmont     21,746
Assumption of Company liabilities by Piedmont        4,800

The $107.0 million notes receivable and the $21.7 million note payable were funded when Piedmont secured its bank financing on August 31, 1993.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations



Introduction:

The following discussion presents management's analysis of the results of operations for the first six months of 1994 compared to the first six months of 1993 and changes in financial condition from July 4, 1993 and January 2, 1994 to July 3, 1994.

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company provides substantially all of the soft drink products to Piedmont and manages the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The Company's capital contribution was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Company's Wilson, North Carolina and Greenville and Beaufort, South Carolina territories. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Assets were sold or contributed at their approximate carrying values. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt. The Company is accounting for its investment in Piedmont using the equity method of accounting.

The Company reported net income of $6.7 million or $.72 per share for the second quarter of 1994 compared with $6.0 million or $.65 per share for the same period in 1993. For the first six months of 1994, the Company reported income before the effect of an accounting change of $8.2 million or $.88 per share as compared to net income of $7.4 million or $.80 per share in the first six months of 1993. These earnings for the second quarter and first half of 1994 represent improvements of 11% and 11.2%, respectively, over the same periods of 1993.

A one-time, after-tax noncash charge of $2.2 million or $.24 per share was recorded in the first quarter of 1994 due to the adoption of Statement of F i n a n cial Accounting Standards No. 112, "Employers' Accounting for
Postemployment Benefits" ("SFAS 112"). The Company does not expect any significant impact on the results of future operations due to the adoption of this accounting standard.

On June 1, 1994, the Company executed an agreement with South Atlantic Canners, Inc. ("SAC"), a cooperative located in Bishopville, South Carolina. SAC will significantly expand its operations by adding two PET bottling lines.
The Company will oversee the installation of the new lines and will manage day-to-day operations pursuant to a 10-year management agreement. These new bottling lines will supply a portion of the Company's volume requirements for PET product. On July 22, 1994, the Company guaranteed expansion financing for SAC of up to $15 million.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Result of Operations:

Due to the formation of Piedmont on July 2, 1993, results of operations for the second quarter and first half of 1994 are not directly comparable to the 1993 periods.

Excluding the results of the branches sold or contributed to Piedmont from 1993 results, franchise net sales increased by slightly more than 6% and 6.5% for the second quarter and first half of 1994, respectively. The increase in franchise net sales was primarily due to increases in volume. The introduction of certain New Age beverages, such as Nestea and PowerAde, contributed approximately 1.8% of the first half 1994 franchise sales increase. Average net selling prices were slightly higher than those of the 1993 periods, sustaining the increases realized in 1993 versus 1992. Sales to other bottlers increased over the same periods in 1993 primarily due to the sale of finished products to Piedmont. Soft drink products are sold to Piedmont at cost.

In the second quarter and first half of 1994, total gross margin decreased by 4.5% and 4.8%, respectively. When the results are adjusted to reflect comparable territories, gross margin on a per-unit basis was essentially unchanged. Cost of goods sold as a percentage of net sales was slightly higher as increases in the costs of ingredients were partially offset by lower packaging costs.

Excluding the results of the branches sold or contributed to Piedmont from 1993 results, selling expenses increased approximately 14% and 13% in the second quarter and first half of 1994, respectively. Higher employment costs resulted from normal wage rate adjustments, the volume increases discussed previously and planned increases in certain sales and operations functions to improve customer service and reduce turnover. Expenses associated with the introduction of New Age beverages also increased 1994 expenses. General and administrative expenses for the comparable franchise territories were slightly lower on a per-unit basis than for the 1993 periods.

Amortization of goodwill and intangibles declined 29% for both the second quarter and first half of 1994, reflecting the sale and contribution of franchise territories to Piedmont.

Interest expense declined approximately 5% from the second quarter of 1993 to the second quarter of 1994 and approximately 7% between the first-half periods. This decline was due primarily to the decrease of more than $100 million in outstanding debt between the end of the second quarter of 1993 and the end of the same period in 1994, offset by increases in short-term rates on the Company's floating rate debt. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, were used to reduce the Company's long-term debt.



The decline in "other expense, net" was due primarily to a first quarter 1994 gain on the sale of an idle production facility. This facility was acquired in the 1991 Sunbelt acquisition and was closed in April 1992. For the first half of 1994, gains of approximately $.4 million on sales of property, plant and equipment were included in "other expense, net." Losses of approximately $.9 million on sales of property, plant and equipment were included in "other expense, net" for the first half of 1993.

The estimated annual effective tax rate for federal and state income taxes was 43% for both the second quarter and the first half of 1994. The difference between the effective rate and the statutory rate was due to amortization of n o ndeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses. The estimated annual effective tax rate for the first half of 1993 was 44%.



Changes in Financial Condition:

Working capital increased $17.4 million from January 2, 1994 and decreased $84.7 million from July 4, 1993 to July 3, 1994. On July 4, 1993, the Company had notes receivable from Piedmont of $107.0 million and a note payable to Piedmont of $21.7 million. These notes were settled when Piedmont secured its bank financing on August 31, 1993. Excluding the effect of these notes receivable from and payable to Piedmont, working capital increased $.6 million from July 4, 1993. The increase from January 2, 1994 was primarily due to seasonality and resulted principally from increases in trade accounts receivable and inventories. Inventory balances of raw materials and finished products increased in order to support Piedmont's inventory requirements. The increase in trade accounts receivable resulted primarily from increases in net sales.

Capital expenditures in 1994 will be higher than in 1993. The Company is p u r c hasing rather than leasing new vehicles and is making certain manufacturing improvements needed to produce new packages. Equipment additions to serve the Cold Drink market have also increased the 1994 expenditures over the 1993 levels.

The Company actively manages its interest rate risk using a variety of rate hedging mechanisms. As of July 3, 1994, the debt portfolio had a weighted average interest rate of approximately 6.6% and approximately 45% of the total portfolio was subject to changes in short-term interest rates. The Company routinely monitors both interest rate and counterparty credit risk. Mark-to-market valuations of positions and underlying debt are performed on an ongoing basis. Sensitivity analyses are performed to review the impact on the Company's financial position and coverages of various likely increases in interest rates as well as the impact of unlikely rate movements. As a result of increases in short-term interest rates, the Company expects that interest expense in the second half of 1994 will increase versus interest expense in the first half of 1994.

Long-term debt increased $19.8 million from January 2, 1994 due primarily to a seasonal increase in working capital. As of July 3, 1994, the Company was in compliance with all of the covenants of its various borrowing agreements.



It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of July 3, 1994, the Company had no balances outstanding under the revolving credit facility, $108.2 million outstanding under the informal lines of credit and $5.0 million outstanding under the commercial paper program. The Company had sold trade accounts receivable of $37 million as of July 3, 1994 compared to $33 million and $36.5 million on January 2, 1994 and July 4, 1993, respectively.

In February 1994, the Board of Directors approved an increase in the dividend for the first quarter of 1994. Quarterly dividends were increased to $.25 per share on both the Common and Class B Common shares outstanding. This dividend rate was maintained in the second quarter of 1994. If the Company continues to pay quarterly dividends of $.25 per share on both classes of common stock, annual dividend payments will total approximately $9.3 million in 1994.

Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional franchise territories on an ongoing basis.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings

On February 11, 1991, a Complaint was filed against the Company and two Company employees in the matter of Jeff Hallums v. Coca-Cola Bottling Co. Consolidated, et al., File No. 8108 in the Chancery Court for Wilson County, Tennessee as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1994. This suit by a visually handicapped former truck driver for Coca-Cola Bottling Company of Nashville, Inc., a wholly owned subsidiary of the Company, alleged liability under various Tennessee common law misrepresentation principles and under the employee discrimination provision of the Tennessee Human Rights Act.
Plaintiff was terminated because he did not meet federal standards for commercial truck drivers. Plaintiff sought damages in the amount of $750,000. As previously reported, the Tennessee Court of Appeals, on an interlocutory appeal, reversed the trial court's denial of the Company's motion for summary judgment with respect to plaintiff's handicap discrimination claim on October 13, 1993 and remanded the case for trial of plaintiff's common law tort claims. The plaintiff's application for permission to appeal the appellate court's ruling was denied by the Tennessee Supreme Court on February 28, 1994. The Company subsequently settled this suit on the basis of the Company's agreement to pay only the outstanding court costs in the matter. The suit was dismissed, with prejudice, under an Order entered June 10, 1994 by the Chancery Court for Wilson County, Tennessee.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Company's shareholders was held on May 18, 1994.

(c) The meeting was held to consider and vote upon (i) fixing the number of the Company's directors at ten and (ii) electing three directors, each for a term of three years or until his successor shall be elected and shall qualify. The votes cast on the question of fixing the number of directors at ten are summarized as follows:

            FOR           AGAINST           ABSTAIN         TOTAL VOTES
       33,450,903          16,872            29,720          33,497,495

    The votes cast with respect to each director are summarized as follows:

    DIRECTOR NAME             FOR           ABSTAIN         TOTAL VOTES

    John W. Murrey, III    33,388,294       109,201          33,497,495
    H. W. McKay Belk       33,385,599       111,896          33,497,495
    H. Reid Jones          33,388,378       109,117          33,497,495

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
      Number      Description

      10.1 Lease Funding No. 94002, dated as of April 25, 1994, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

      10.2 Lease Funding No. 94003, dated as of May 12, 1994, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

      10.3 Lease Funding No. 94004, dated as of June 3, 1994, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

      10.4 Lease Funding No. 94005, dated as of June 22, 1994, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

      10.5 Lease Funding No. 94006, dated as of July 8, 1994, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

      10.6 Management Agreement, dated as of June 1, 1994, by and among Coca-Cola Bottling Co. Consolidated and South Atlantic Canners, Inc.

      10.7 Guaranty Agreement, dated as of July 22, 1994, between Coca-Cola Bottling Co. Consolidated and Wachovia Bank of North Carolina, N.A.

(b)   Reports on Form 8-K

      A report on Form 8-K, dated May 18, 1994, was filed on May 24, 1994, under Item 5 of Form 8-K, providing press releases describing the election of a new director to the Board of Directors and a change in the titles of certain executive officers of the Company.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     COCA-COLA BOTTLING CO. CONSOLIDATED
                                 (REGISTRANT)

Date: August 12, 1994                      By:    /s/ David V. Singer
                                                   David V. Singer
                                             Principal Financial Officer
                                                   of the Registrant
                                                           and
                                        Vice President - Chief Financial
                                                        Officer