Form 10-Q
period 1994-10-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1994-11-14
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C. 20549
                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended      October 2, 1994


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

        Class            Outstanding at November 4, 1994

Common Stock, $1 Par Value             7,958,059
Class B Common Stock, $1 Par Value     1,336,362

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements.

                    Coca-Cola Bottling Co. Consolidated
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             In Thousands of Dollars

                                        Oct. 2,    Jan. 2,    Oct. 3,
                                         1994       1994       1993

ASSETS

Current Assets:
Cash                                   $  2,200   $  1,262   $  1,562
Accounts receivable, trade, less
 allowance for doubtful accounts
 of $419, $425 and $634                   7,522      4,960      5,257
Accounts receivable from
 The Coca-Cola Company                    5,991      6,698      2,842
Due from Piedmont Coca-Cola
 Bottling Partnership                     1,907      2,454      2,268
Accounts receivable, other                6,583     10,758     12,952
Inventories                              30,320     27,533     30,592
Prepaid expenses and other
 current assets                           8,321      4,734      5,159
  Total current assets                   62,844     58,399     60,632

Property, plant and equipment,
 at cost                                317,030    297,561    292,273
Less - accumulated depreciation
 and amortization                       138,022    134,546    131,876
      Property,
plant and equipment,
 net                                    179,008    163,015    160,397

Investment in Piedmont Coca-Cola
 Bottling Partnership                    68,801     68,400     70,343
Other assets                             19,317     18,700     19,865
Identifiable intangible assets,
 less accumulated amortization of
 $73,200, $65,803 and $63,398           260,318    267,715    279,134
Excess of cost over fair value
 of net assets of businesses
 acquired, less accumulated
 amortization of $21,117, $19,399
 and $18,826                             70,502     72,220     72,793


Total                                  $660,790   $648,449   $663,164


See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY


                                        Oct. 2,    Jan. 2,    Oct. 3,
                                         1994       1994        1993

Current Liabilities:
Portion of long-term debt payable
 within one year                      $    376    $    711   $  1,133
Accounts payable and accrued
 liabilities                            54,948      69,232     62,027
Accounts payable to The Coca-Cola
 Company                                 1,993       1,876      4,494
Accrued interest payable                 5,593      10,108      4,680
  Total current liabilities             62,910      81,927     72,334
Deferred income taxes                   88,302      80,065     89,044
Other liabilities                       21,630      22,470     21,765
Senior long-term debt                  454,392     434,358    444,587
  Total liabilities                    627,234     618,820    627,730


Shareholders' Equity:
Convertible Preferred Stock, $100 par
 value: Authorized-50,000 shares;
 Issued-None
Nonconvertible Preferred Stock, $100
 par value: Authorized-50,000 shares;
 Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares;
 Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,090,859 shares               10,090      10,090     10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,964,476 shares                 1,965       1,965      1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares;
 Issued-None
Capital in excess of par value         132,351     139,322    141,246
Accumulated deficit                    (87,590)    (98,488)  (100,221)
Minimum pension liability adjustment    (5,614)     (5,614)
                                        51,202      47,275     53,080
Less-Treasury stock, at cost:
 Common-2,132,800 shares                17,237      17,237     17,237
 Class B Common-628,114 shares             409         409        409
  Total shareholders' equity            33,556      29,629     35,434

Total                                 $660,790    $648,449   $663,164



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)



                                    Third Quarter          Nine Months
                                   1994       1993       1994       1993

Net sales (includes sales to
 Piedmont of $23,121, $23,886,
 $67,932 and $23,886)           $ 188,418  $ 182,149  $ 552,927  $ 530,922
Cost of products sold,
 excluding depreciation shown
 below (includes $19,679,
 $20,953, $59,785 and $20,953
 related to sales to Piedmont)    112,554    108,758    328,979    302,054
Gross margin                       75,864     73,391    223,948    228,868
Selling expenses                   37,524     34,508    111,473    111,869
General and administrative
 expenses                          13,565     13,499     39,732     39,927
Depreciation expense                5,895      5,755     17,659     17,403
Amortization of goodwill
 and intangibles                    3,081      3,144      9,235     11,766
Income from operations             15,799     16,485     45,849     47,903

Interest expense                    7,999      7,292     23,358     23,795
Other income (expense), net           761       (686)       474     (2,386)
Income before income taxes and
 effect of accounting change        8,561      8,507     22,965     21,722
Federal and state income taxes      3,662      2,791      9,856      8,622
Income before effect of
 accounting change                  4,899      5,716     13,109     13,100
Effect of accounting change                              (2,211)
Net income                      $   4,899  $   5,716  $  10,898  $  13,100

Income per share:
 Income before effect of
  accounting change             $     .53  $     .62  $    1.41  $    1.42
 Effect of accounting change                               (.24)
 Net income                     $     .53  $     .62  $    1.17  $    1.42

Cash dividends per share:
 Common Stock                   $     .25  $     .22  $     .75  $     .66
 Class B Common Stock                 .25        .13        .75        .39
Weighted average number of
 Common and Class B Common
 shares outstanding                 9,294      9,294      9,294      9,245



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands of Dollars


                                  Capital                Minimum
                         Class B    in                   Pension
                 Common  Common  Excess of  Accumulated Liability  Treasury
                  Stock   Stock  Par Value    Deficit   Adjustment  Stock


Balance on
 January 3,
 1993            $ 9,977 $ 1,965 $ 144,831  $ (113,321)            $ 17,646
Net income                                      13,100
Cash dividends
 declared:
 Common                             (5,741)
Issuance of
 Common Stock        113             2,156
Balance on
 October 3, 1993 $10,090 $ 1,965 $ 141,246  $ (100,221)            $ 17,646



Balance on
 January 2,
 1994            $10,090 $ 1,965 $ l39,322  $  (98,488)  $ (5,614) $ 17,646
Net income                                      10,898
Cash dividends
 declared:
 Common                             (6,971)
Balance on
 October 2, 1994 $10,090 $ 1,965 $ 132,351  $  (87,590)  $ (5,614) $ 17,646



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands of Dollars



                                                   Nine Months
                                                1994         1993


Cash Flows from Operating Activities
Net income                                    $ 10,898     $ 13,100
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Effect of accounting change                    2,211
  Depreciation expense                          17,659       17,403
  Amortization of goodwill and intangibles       9,235       11,766
  Deferred income taxes                          9,856        8,602
  (Gains) losses on sale of property, plant
    and equipment                               (1,432)       1,334
  Amortization of debt costs                       341          400
  Undistributed earnings of Piedmont
    Coca-Cola Bottling Partnership                (401)        (343)
  Increase in current assets less current
    liabilities                                (26,004)     (12,128)
  Decrease (increase) in other noncurrent
    assets                                        (710)         264
  Decrease in other noncurrent liabilities        (301)        (618)
  Other                                            490          (80)
Total adjustments                               10,944       26,600
Net cash provided by operating
  activities                                    21,842       39,700

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt    21,246
Repayments of long-term debt                    (1,213)    (110,540)
Issuance of Common Stock                                      2,269
Cash dividends paid                             (6,971)      (5,741)
Other                                           (1,260)      (1,584)
Net cash provided by (used in) financing
 activities                                     11,802     (115,596)

Cash Flows from Investing Activities
Additions to property, plant and equipment     (36,748)     (19,068)
Proceeds from the sale of property, plant
 and equipment                                   4,042          611
Acquisition of companies, net of cash
 acquired                                                    (1,572)
Net proceeds from sale and contribution
 of assets to Piedmont Coca-Cola Bottling
 Partnership                                                 96,073
Net cash provided by (used in) investing
 activities                                    (32,706)      76,044
Net increase in cash                               938          148
Cash at beginning of period                      1,262        1,414

Cash at end of period                         $  2,200     $  1,562



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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements
(Unaudited)



3. Summarized Income Statement Data of Piedmont
Coca-Cola Bottling
   Partnership

On July 2, 1993, the Company and The Coca-Cola
Company formed Piedmont Coca-Cola Bottling
Partnership ("Piedmont") to distribute and market soft drink products primarily in portions of North
Carolina and South Carolina.  The Company and The
Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a majority of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. Summarized income statement data for Piedmont is as follows:



                                     Third Quarter       Nine Months
In Thousands                         1994     1993       1994     1993


Net sales                          $51,837  $50,427   $149,470  $50,427
Gross margin                        22,534   21,619     64,313   21,619
Income from operations               2,576    2,579      6,397    2,579
Net income                           1,612      686        802      686



4. Inventories

Inventories are summarized as follows:



                                     Oct. 2,      Jan. 2,     Oct. 3,
In Thousands                           1994         1994        1993


Finished products                    $18,272      $16,622     $19,546
Manufacturing materials               10,444        9,498      10,173
Used bottles and cases                 1,604        1,413         873

Total inventories                    $30,320      $27,533     $30,592


Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


5. Long-Term Debt

Long-term debt is summarized as follows:



                                        Fixed(F) or
                               Interest  Variable  Interest  Oct. 2,  Jan. 2,   Oct. 3,
In Thousands         Maturity    Rate    (V) Rate    Paid     1994     1994      1993

Lines of Credit        1997      4.98% -    V      Varies   $114,601 $ 18,335  $ 18,420
                                 5.55%

Commercial Paper                                                                  9,987

Term Loan Agreement                                                    75,000    75,000

Term Loan Agreement    2000      5.75%      V      Semi-      60,000   60,000    60,000
                                                    annually


Term Loan Agreement    2001      5.69%      V      Semi-      60,000   60,000    60,000
                                                    annually

Medium-Term Notes      1998      5.61%      V      Quarterly  10,000   10,000    10,000

Medium-Term Notes       1999     7.99%      F      Semi-      66,500   66,500    66,500
                                                    annually

Medium-Term Notes      2000     10.05%      F      Semi-      57,000   57,000     57,000
                                                    annually

Medium-Term Notes       2002     8.56%      F      Semi-      66,500   66,500    66,500
                                                    annually

Notes acquired in
 Sunbelt acquisition   2001      8.00%      F      Quarterly   5,421    5,442     5,441

Capital leases and
 other notes payable   1994 -    6.85% -    F      Varies     14,746   16,292    16,872
                       2001     12.00%
                                                             454,768  435,069   445,720
Less: Portion of
 long-term debt
 payable within
 one year                                                        376      711     1,133


Senior long-term debt                                       $454,392 $434,358  $444,587


Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements
(Unaudited)



5. Long-Term Debt (cont.)


As of October 2, 1994, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. There were no balances outstanding under this program on October
2, 1994 or January 2, 1994.  On October 3, 1993,
approximately $10.0 million was outstanding under the commercial paper program.

In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. The Company had sold trade receivables of $35 million, $33 million and $34.5 million as of October 2, 1994, January 2, 1994 and
October 3, 1993, respectively.



6. Financial Instruments with Off-Balance-Sheet
Risk

The Company uses interest rate hedging products to cost effectively modify risk from interest rate fluctuations in its underlying debt. The Company alters its fixed/floating interest rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. The Company has entered into interest rate hedging transactions that resulted in weighted average interest rates for the debt portfolio of approximately 6.6%, 6.7% and 6.1% as of October 2,
1994, January 2, 1994 and October 3, 1993,
respectively. Including the effect of hedging activities, approximately 55%, 43% and 44% of the total debt portfolio was subject to changes in short-term interest rates as of October 2, 1994, January 2, 1994 and October 3, 1993, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements
(Unaudited)



6.  Financial Instruments with Off-Balance-Sheet
Risk (cont.)


Off-balance-sheet financial instruments were as follows:


                    October 2, 1994      January 2, 1994        October 3, 1993
                           Remaining             Remaining              Remaining
 In Thousands     Amount     Term       Amount     Term        Amount     Term


Interest swaps-
  floating       $221,600  6-9 years   $221,600  7-10 years   $221,600  7-10 years

Interest swaps-
  fixed           215,000  1-9 years    368,000  1-10 years    308,000  1-10 years

Interest caps     110,000    1 year     110,000   1.5 years    110,000    2 years

Financial
  guarantees       26,861  7-10 years    13,094    7 years      16,961    8 years




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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements
(Unaudited)



8. Supplemental Disclosures of Cash Flow
Information

Changes in current assets and current liabilities affecting cash, net of effects from acquisitions and divestitures and effect of accounting change, are as follows:


                                                  Nine Months
In Thousands                                    1994       1993


Accounts receivable, trade, net               $ (2,562)  $ (9,616)
Due from Piedmont                                  547     (2,268)
Accounts receivable, other                       4,882     (1,862)
Inventories                                     (2,787)    (5,999)
Prepaid expenses and other current assets       (3,587)    (2,113)
Portion of long-term debt payable within
 one year                                         (335)      (370)
Accounts payable and accrued liabilities       (17,647)    16,462
Accrued interest payable                        (4,515)    (6,362)
Increase                                      $(26,004)  $(12,128)



Cash payments during the period were as follows:


                                                  Nine Months
In Thousands                                    1994       1993

Interest                                      $ 27,533   $ 29,757
Income taxes                                       55      1,252


Noncash items related to the formation of Piedmont on July 2, 1993 were as follows:


In Thousands


Assets contributed to Piedmont                           $48,254
Assumption of Company liabilities by Piedmont              4,800

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations


Introduction:

The following discussion presents management's analysis of the results of operations for the first nine months of 1994 compared to the first nine months of 1993 and changes in financial condition from October 3, 1993 and January 2, 1994 to October 2, 1994.

On July 2, 1993, the Company and The Coca-Cola
Company formed Piedmont Coca-Cola Bottling
Partnership ("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company provides a majority of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. The Company sold or contributed to Piedmont its territories located in South
Carolina, as well as certain territories located in North Carolina. Assets were sold or contributed at their approximate carrying values.
Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt. The Company is accounting for its investment in Piedmont using the equity method of accounting.

The Company filed a registration statement with the Securities and Exchange Commission on July 20,
1994 (which became effective October 12, 1994) pursuant to which the Company may offer from time to time debt or equity securities in an aggregate amount of $400 million. Upon any future commencement of an offering, any net proceeds from sales of the securities would be used for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures or working capital. There are no current plans with respect to any specific significant acquisition or use of proceeds.

The Company reported net income of $4.9 million or $.53 per share for the third quarter of 1994 compared with $5.7 million or $.62 per share for the same period in 1993. For the first nine months of 1994, the Company reported net income of $10.9 million or $1.17 per share compared to $13.1 million or $1.42 per share in the first nine months of 1993. A one-time, after-tax noncash charge of $2.2 million or $.24 per share was recorded in the first quarter of 1994 due to the adoption of Statement of Financial Accounting
Standards No. 112, "Employers' Accounting for
Postemployment Benefits" ("SFAS 112").  The
Company does not expect any significant impact on the results of future operations due to the adoption of this accounting standard.

The results for interim periods are not
necessarily indicative of the results to be expected for the year due to seasonal factors.

Result of Operations:

For the third quarter of 1994, net sales increased approximately 3.5% over the 1993 period. Case volume increased by slightly more than 1% and average selling prices were slightly higher. The volume growth was slower in the third quarter of 1994 than in the first half of 1994, reflecting milder temperatures in July and August within the franchise territories.

Net sales for the first nine months of 1994 increased 4.1% over the same period of 1993;
however, results of operations for the nine-month periods are not directly comparable due to the formation of Piedmont on July 2, 1993.

Excluding the results of the branches sold or contributed to Piedmont from 1993 results, franchise net sales increased by 5.5% for the first nine months of 1994. This increase in franchise net sales was primarily due to increased volume. The introduction of certain New Age beverages, such as Nestea and PowerAde, contributed approximately 1.4% of the increase in franchise sales in the first nine months of 1994.
Average net selling prices were slightly higher than those of the 1993 periods, sustaining the increases realized in 1993 versus 1992. Sales to other bottlers increased for the first nine months of 1994 over the same period in 1993 primarily due to the sale of finished products to Piedmont.
Soft drink products are sold to Piedmont at cost.

When the results for the first nine months are adjusted to reflect comparable territories, gross margin increased 4.3%. Cost of goods sold as a percentage of net sales was slightly higher as increases in the costs of ingredients were partially offset by lower packaging costs.
Packaging costs are expected to increase significantly at the end of the fourth quarter of 1994 and during the first quarter of 1995 as a result of increases in the cost of PET and aluminum. The Company expects to increase selling prices to cover the expected increased cost of raw materials.

Excluding the results of the branches sold or contributed to Piedmont from 1993 results, selling expenses increased from approximately 23.3% of net sales in the first nine months of 1993 to approximately 24.7% of net sales in the first nine months of 1994. Higher employment costs resulted from normal wage rate adjustments and planned increases in certain sales and operations functions to improve customer service and reduce turnover. Also, the sales and operations functions increased as a result of increased volume in the first half of 1994. Expenses associated with the introduction of New Age beverages also increased 1994 selling expenses.
General and administrative expenses as a percentage of net sales for the comparable franchise territories were slightly lower than for the 1993 periods.

Amortization of goodwill and intangibles declined
21.5% for the first nine months of 1994, reflecting the sale and contribution of franchise territories to Piedmont.

Interest expense increased almost 10% from the third quarter of 1993 to the third quarter of 1994 but was slightly lower for the first nine months of 1994 versus the comparable period in 1993. The third quarter increase was due to higher short-term interest rates. Interest expense had been lower during the first half of 1994 due primarily to the decrease of more than $100 million in outstanding debt during the third quarter of 1993.
Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, were used to reduce the Company's long-term debt.

The change in "other income (expense), net" for the first nine months of 1994 was due primarily to a third quarter 1994 gain on the sale of one of the Company's aircraft and a first quarter 1994 gain on the sale of an idle production facility.
This facility was acquired in the 1991 Sunbelt acquisition and was closed in April 1992. For the first nine months of 1994, gains of approximately
$1.4 million on sales of property, plant and equipment were included in "other income
(expense), net." Losses of approximately $1.3 million on sales of property, plant and equipment were included in "other income (expense), net" for the first nine months of 1993.

The estimated annual effective tax rate for federal and state income taxes was 43% for both the third quarter and the first nine months of 1994. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.


Changes in Financial Condition:

Working capital increased $23.5 million from January 2, 1994 and $11.6 million from October 3,
1993 to October 2, 1994. These increases resulted principally from increases in trade accounts receivable and decreases in accounts payable.
Inventory balances increased from January 2, 1994 in order to support Piedmont's inventory requirements. The increase in trade accounts receivable resulted primarily from increases in net sales.

Capital expenditures in 1994 will be higher than in 1993. The Company is purchasing rather than leasing new vehicles and is making certain manufacturing improvements needed to produce new packages. Expenditures for capital additions in 1995 are expected to be lower than in 1994.

The Company uses interest rate hedging products to cost effectively modify risk from interest rate fluctuations in its underlying debt. The Company alters its fixed/floating interest rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. As of October 2, 1994, the debt portfolio had a weighted average interest rate of approximately 6.6% and approximately 55% of the total portfolio was subject to changes in short-term interest rates. As a result of increases in short-term interest rates, the Company expects that interest expense in the remainder of 1994 will increase versus the fourth quarter of 1993.

Long-term debt increased $20.0 million from January 2, 1994 due primarily to the increase in working capital. As of October 2, 1994, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature.
To the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of October 2, 1994, the Company had no balances outstanding under the revolving credit facility or the commercial paper program and had $114.6 million outstanding under the informal lines of credit. The Company had sold trade accounts receivable of $35 million as of October 2, 1994 compared to $33 million and $34.5 million on January 2, 1994 and October 3, 1993, respectively.


In February 1994, the Board of Directors approved an increase in the dividend for the first quarter of 1994. Quarterly dividends were increased to $.25 per share on both the Common and Class B
Common shares outstanding. This dividend rate has been maintained during 1994. Annual dividend payments will total approximately $9.3 million in 1994.

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

                       PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits



 Exhibit
 Number    Description


 10.1 Agreement, dated as of December 23, 1993, between the Company and Western Container Corporation covering purchase of PET bottles.

 10.2      Lease Funding No. 94007, dated as of August 12, 1994, of a Master
           Equipment Lease between the Company and Coca-Cola Financial
           Corporation covering various vending machines.

 10.3      Lease Funding No. 94008, dated as of September 7, 1994, of a Master
           Equipment Lease between the Company and Coca-Cola Financial
           Corporation covering various vending machines.

 10.4      Lease Funding No. 94009, dated as of October 10, 1994, of a Master
           Equipment Lease between the Company and Coca-Cola Financial
           Corporation covering various vending machines.

 10.5      Lease Funding No. 94010, dated as of October 26, 1994, of a Master
           Equipment Lease between the Company and Coca-Cola Financial
           Corporation covering various vending machines.

 27        Financial data schedule for period ended October 2, 1994.


(b)   Reports on Form 8-K

 None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COCA-COLA BOTTLING CO. CONSOLIDATED
                                          (REGISTRANT)


Date: November 14, 1994                 By:    /s/ David V. Singer
                                                David V. Singer
                                          Principal Financial Officer
                                              of the Registrant
                                                      and
                                        Vice President - Chief Financial
                                                    Officer