Form 10-K405
period 1995-01-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1995-04-03
CIK 317540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                   For the fiscal year ended January 1, 1995
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

                               1900 Rexford Road,
                        Charlotte, North Carolina 28211
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (704) 551-4400
               Registrant's telephone number, including area code
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $l.00 par value
                                (Title of Class)
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
  State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                       Market Value as of March 24, 1995
Common Stock, $l par value                        $207,413,000
Class B Common Stock, $l par value                     *

  * No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.
  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                   Outstanding as of March 24, 1995
Common Stock, $1 Par Value                         7,958,059
Class B Common Stock, $1 Par Value                 1,336,362

                      Documents Incorporated by Reference

Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect
  to the 1995 Annual Meeting of Shareholders..........................................................   Part III, Items 10-13

                                     PART I
Item 1 -- Business
  Introduction and Recent Developments
     Coca-Cola Bottling Co. Consolidated ("the Company"), a Delaware corporation, is engaged in the production, marketing and distribution of carbonated and noncarbonated soft drinks, primarily products of The Coca-Cola Company, Atlanta, Georgia ("The Coca-Cola Company"). The Company has been in the soft drink manufacturing business since 1902.
     Prior to 1984, the Company's business was concentrated in North Carolina. In 1984, the Company undertook a major expansion program, primarily through acquisitions. The following information summarizes major developments from 1984 through 1994.
     On February 8, 1985, the Company acquired the bottling subsidiaries of Wometco Coca-Cola Bottling Company which gave the Company franchise rights to produce, market and distribute soft drink products principally in parts of Tennessee, Virginia and Alabama.
     In June 1987, the Company sold 1,355,033 shares of newly issued Common Stock and 269,158 shares of Class B Common Stock to The Coca-Cola Company. Upon completion of this transaction, The Coca-Cola Company owned a 20% equity interest in the Company. On July 15, 1987, the Company sold its Canadian subsidiary located in Vancouver, British Columbia. Net proceeds from the sale were used to repay debt.
     On January 27, 1989, the Company acquired all of the outstanding capital stock of The Coca-Cola Bottling Company of West Virginia, Inc. from The Coca-Cola Company in exchange for 1.1 million shares of the Company's Common Stock and approximately $4 million in cash, as adjusted. Following this transaction, The Coca-Cola Company owns an economic interest of approximately 30% and a voting interest of approximately 23% in the Company.
     On December 20, 1991, the Company acquired all of the outstanding capital stock of Sunbelt Coca-Cola Bottling Company, Inc. ("Sunbelt"). In connection with the Sunbelt acquisition, total assets acquired were approximately $304 million. As a result of this transaction, the Company became the second largest Coca-Cola bottler in the United States.
     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a majority of the soft drink products for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a Management Agreement. Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by such subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Company's Wilson, North Carolina and Greenville and Beaufort, South Carolina territories. The cash contributed to Piedmont by the Company's subsidiaries was provided from the Company's available credit facilities. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Assets were sold or contributed at their approximate carrying values. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt.
     The Company considers acquisition opportunities for additional territories on an ongoing basis. To achieve its goals, further purchases and sales of franchise rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur.
  General
     In its soft drink operations, the Company holds franchises under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, TAB, Sprite, diet Sprite, Mello Yello, diet Mello Yello, Mr. PiBB, Minute Maid orange and diet Minute Maid orange sodas. The Company also distributes and markets PowerAde, ready-to-drink Nestea and Fruitopia in certain of its markets. The Company produces and markets Dr Pepper in most of its regions. Various other products, including Welch's flavors, Seagrams' products, Barq's Root Beer and Sundrop are produced and marketed in one or more of the Company's regions under franchise agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other bottlers of Coca-Cola.
                                       1

     The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the trademark Coca-Cola have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 88% of the Company's soft drink sales during fiscal 1994.
  Franchises
     The Company's franchises from The Coca-Cola Company entitle the Company to produce and market The Coca-Cola Company's soft drinks in bottles, cans and five gallon pressurized pre-mix containers. The Company is one of many companies holding such franchises from The Coca-Cola Company. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of its soft drinks are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produce the soft drinks known as "Coca-Cola," "Coca-Cola classic" or "Coke." Similar processes are used to produce the other soft drinks marketed and distributed by the Company. With limited exceptions, the Company purchases concentrates, syrups and natural sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the franchise agreements to The Coca-Cola Company for the Company's right to use in its territories the trade names and trademarks "Coca-Cola," "Coca-Cola classic" and "Coke" and associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company.
     Bottle Contracts. The Company is party to bottle contracts with The Coca-Cola Company (the "Bottle Contracts") which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, Cherry Coke, diet Coke, caffeine free diet Coke and diet Cherry Coke (together, the "Coca-Cola Trademark Beverages") from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and returnable and non-returnable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company.
     The price The Coca-Cola Company may charge for syrup or concentrate under the Bottle Contracts is set by The Coca-Cola Company from time to time. Except as provided in the Supplementary Agreement described below, there are no limitations on prices for concentrate or syrup. Consequently, the prices at which the Company purchases concentrates and syrup under the Bottle Contracts may vary materially from the prices it has paid during the periods covered by the financial information included in this report.
     Under the Bottle Contracts, the Company is obligated to maintain such plant, equipment, staff and distribution facilities as are required for the manufacture, packaging and distribution of the Coca-Cola Trademark Beverages in authorized containers, and in sufficient quantities to satisfy fully the demand for these beverages in its territories; to undertake adequate quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company; to develop, to stimulate, and to satisfy fully the demand for Coca-Cola Trademark Beverages and to use all approved means, and to spend such funds on advertising and other forms of marketing, as may be reasonably required to meet that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company.
     The Bottle Contracts require the Company to submit to The Coca-Cola Company each year its plans for marketing, management and advertising with respect to the Coca-Cola Trademark Beverages for the ensuing year. Such plans must demonstrate that the Company has the financial capacity to perform its duties and obligations to The Coca-Cola Company under the Bottle Contracts. The Company must obtain The Coca-Cola Company's approval of those plans, which approval may not be unreasonably withheld, and if the Company carries out its plan in all material respects, it will have satisfied its contractual obligations. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of notice of such failure, would give The Coca-Cola Company the right to terminate the Bottle Contracts. If the Company at any time fails to carry out a plan in all material respects with respect to any geographic segment (as defined by The Coca-Cola Company) of its territory, and if that failure is not cured within six months of notice of such failure, The Coca-Cola Company may reduce the territory covered by the applicable Bottle Contract by eliminating the portion of the territory with respect to which the failure has occurred.
     The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing. As it has in the past, The Coca-Cola Company may contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs
                                       2
which require mutual cooperation and financial support of the Company. The future levels of marketing support and promotional funds provided by The Coca-Cola Company may vary materially from the levels provided during the periods covered by the financial information included in this report.
     The Coca-Cola Company has the right to reformulate any of the Coca-Cola Trademark Beverages and to discontinue any of the Coca-Cola Trademark Beverages, subject to certain limitations, so long as all Coca-Cola Trademark Beverages are not discontinued. The Coca-Cola Company may also introduce new beverages under the trademarks "Coca-Cola" or "Coke" or any modification thereof, and in that event the Company would be obligated to manufacture, package, distribute and sell the new beverages with the same duties as exist under the Bottle Contracts with respect to Coca-Cola Trademark Beverages.
     If the Company acquires the right to manufacture and sell Coca-Cola Trademark Beverages in any additional territory, such territory automatically will be deemed to be included in the territories covered by the existing Bottle Contracts, and any existing agreement with respect to the acquired territory automatically shall be amended to conform to the terms of the existing Bottle Contracts. In addition, if the Company acquires control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages, or any party controlling a bottler of Coca-Cola Trademark Beverages, the Company must cause the acquired bottler to amend its franchises for the Coca-Cola Trademark Beverages to conform to the terms of the Bottle Contracts.
     The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar conditions; (2) the Company's disposition of any interest in the securities of any bottling subsidiary; (3) termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company; (4) any material breach of any obligation occurring under the Bottle Contracts (including, without limitation, failure to make timely payment for any syrup or concentrate or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products), that remains uncured for 120 days after notice by The Coca-Cola Company; or (5) disposition of voting securities of any subsidiary without the consent of The Coca-Cola Company. In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described elsewhere herein.
     The Company is prohibited from assigning, transferring or pledging its Bottle Contracts, or any interest therein, whether voluntarily or by operation of law, without the prior consent of The Coca-Cola Company. Moreover, the Company may not enter into any contract or other arrangement to manage or participate in the management of any other Coca-Cola bottler without the prior consent of The Coca-Cola Company.
     The Coca-Cola Company may automatically amend the Bottle Contracts if 80% of the domestic bottlers who are parties to agreements with The Coca-Cola Company containing substantially the same terms as the Bottle Contracts, which bottlers purchased for their own account 80% of the syrup and equivalent gallons of concentrate for Coca-Cola Trademark Beverages purchased for the account of all such bottlers, agree that their bottle contracts shall be likewise amended.
     Supplementary Agreement. The Company and The Coca-Cola Company are also parties to a Supplementary Agreement (the "Supplementary Agreement") that modifies some of the provisions of the Bottle Contracts. The Supplementary Agreement provides that The Coca-Cola Company will exercise good faith and fair dealing in its relationship with the Company under the Bottle Contracts; offer marketing support and exercise its rights under the Bottle Contracts in a manner consistent with its dealings with comparable bottlers; offer to the Company any written amendment to the Bottle Contracts (except amendments dealing with transfer of ownership) which it offers to any other bottler in the United States; and, subject to certain limited exceptions, sell syrups and concentrates to the Company at prices no greater than those charged to other bottlers which are parties to contracts substantially similar to the Bottle Contracts.
     The Supplementary Agreement permits transfers of the Company's capital stock that would otherwise be limited by the Bottle Contracts.
     Allied Bottle Contracts. Other contracts with The Coca-Cola Company (the "Allied Bottle Contracts") grant similar exclusive rights to the Company with respect to the distribution of Sprite, Mr. PiBB, Mello Yello, diet Mello Yello, Fanta, TAB, diet Sprite, sugar free Mr. PiBB, Fresca, Minute Maid orange and diet Minute Maid orange sodas (the "Allied Beverages") for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions
                                       3
and related matters. Each Allied Bottle Contract has a term of 10 years and is renewable by the Company for an additional 10 years at the end of each 10 year period, but is subject to termination in the event of (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company's Bottle Contract covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.
     Post-mix Rights. The Company also has the non-exclusive right to sell Coca-Cola and other fountain syrups ("post-mix syrup") of The Coca-Cola Company.
     Other Bottling Agreements. The bottling agreements from most other soft drink franchisors are similar to those described above in that they are renewable at the option of the Company and the franchisors at prices unilaterally fixed by the franchisors. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of soft drinks by the Company under these agreements represented approximately 12% of the Company's sales for fiscal 1994.
     The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisors other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the business of the Company taken as a whole.
  Markets and Production and Distribution Facilities
     As of March 15, 1995, the Company held franchises covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Ohio, Pennsylvania, Georgia and Florida. The total population within the Company's Coca-Cola franchise area is approximately 11.7 million.
     As of March 15, 1995, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:
     1. North Carolina. This region includes the majority of central and western North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville and Charlotte and the surrounding areas. The region has an estimated population of 5.0 million. Production/distribution facilities are located in Charlotte and 15 other distribution facilities are located in the region.
     2. South Alabama. This region includes a portion of southwestern Alabama, including the area surrounding Mobile, and a portion of southeastern Mississippi. The region has an estimated population of 850,000. A production/distribution facility is located in Mobile, and five other distribution facilities are located in the region.
     3. South Georgia. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia surrounding Columbus, Georgia, in which a distribution facility is located, and a portion of the Florida Panhandle, including Panama City and Quincy. Four other distribution facilities are located in the region. This region has an estimated population of 950,000.
     4. Middle Tennessee. This region includes a portion of central Tennessee, including areas surrounding Nashville, and a small portion of southern Kentucky. The region has an estimated population of 1.6 million. A production/distribution facility is located in Nashville and seven other distribution facilities are located in the region.
     5. Western Virginia. This region includes most of southwestern Virginia, including areas surrounding Roanoke, a portion of the southern Piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.4 million. A production/distribution facility is located in Roanoke and seven other distribution facilities are located in the region.
     6. West Virginia. This region includes most of the state of West Virginia, a portion of eastern Kentucky, a portion of eastern Ohio and a portion of southwestern Pennsylvania. The region has an estimated population of 1.9 million. There are 11 distribution facilities located in the region.
     The Company owns 100% of the operations in each of the regions listed.
     The Company sold the majority of its South Carolina franchise territory to Piedmont in July 1993. Pursuant to a management agreement, the Company produces a majority of the soft drink products for Piedmont.
     On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee
                                       4
for managing the day-to-day operations of SAC pursuant to this 10-year management agreement. SAC has significantly expanded its operations by adding two PET bottling lines. The new bottling lines will supply a portion of the Company's volume requirements for PET product.
     In addition to producing bottled and canned soft drinks for their own franchise territories, each production facility also produces some products for sale by other Coca-Cola bottlers. With the exception of the Company's production of soft drink products for Piedmont, this contract production is currently not material in the Company's production centers.
  Raw Materials
     In addition to concentrates obtained by the Company from The Coca-Cola Company and other concentrate companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, glass and plastic bottles, cans, closures, pre-mix containers and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweetener and plastic bottles, the Company purchases its raw materials from multiple suppliers.
     The Company purchases substantially all of its plastic bottles (20 ounce, one liter, two liter and three liter sizes) from manufacturing plants which are owned and operated by two cooperatives of southern Coca-Cola bottlers, including the Company. The Company joined the southwest cooperative in February 1985 following its acquisition of the bottling subsidiaries of Wometco Coca-Cola Bottling Company. The Company joined the southeast cooperative in 1984.
     None of the materials or supplies used by the Company is in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.
  Marketing
     The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 1994, approximately 74% of the Company's total sales were made in the take-home channel through supermarkets, convenience stores and other retail outlets. The remaining sales were made in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies.
     New product introductions, packaging changes and sales promotions have been major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. New product introductions in recent years include: caffeine free Coca-Cola classic; caffeine free diet Coke; Cherry Coke; diet Mello Yello; Minute Maid orange; diet Minute Maid orange; ready-to-drink Nestea; Fruitopia; and PowerAde. New product introductions have entailed increased operating costs for the Company resulting from special marketing efforts, obsolescence of replaced items and occasionally higher raw materials costs.
     After several new package introductions in recent years, the Company now sells its soft drink products in a variety of returnable and non-returnable bottles, both glass and plastic, and in cans, in varying proportions from market to market. There may be as many as eight or more different packages for Coca-Cola classic, in addition to pre-mix containers and post-mix syrup packages, within a single geographical area. Excluding post-mix syrup sales, physical unit sales of soft drinks during fiscal year 1994 were approximately 51% cans, 46% non-returnable bottles, 2% pre-mix and 1% returnable bottles.
     Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company's soft drinks. The Coca-Cola Company and Dr Pepper Company have joined the Company in making substantial expenditures in cooperative advertising in the Company's marketing areas. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and Dr Pepper Company. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company's soft drink products. These expenses are partially offset by marketing funds which the concentrate companies provide to the Company in support of a variety of marketing programs, such as price promotions, merchandising programs and point-of-sale displays.
     The substantial outlays which the Company makes for advertising are generally regarded as necessary to maintain or increase sales volume, and any curtailment of the funding provided by The Coca-Cola Company for advertising or marketing programs which benefit the Company could have a materially adverse effect on the business of the Company.
  Seasonality
     A larger than average percentage of the Company's total sales occurs during peak periods, which are normally May, June, July and August. The Company has adequate production capacity to meet sales demands during these peak periods.
                                       5

  Competition
     The soft drink industry is highly competitive. The Company's competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, as well as similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of private brand soft drinks. In each region in which the Company operates, between 75% and 95% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown products. The Company's carbonated soft drink products also compete with, among others, noncarbonated soft drinks and citrus and noncitrus fruit drinks.
     The principal methods of competition in the soft drink industry are point-of-sale merchandising, new product introductions, packaging changes, price promotions, quality of distribution and advertising.
  Government Regulation
     The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration ("FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers.
     No reformulation of the Company's products is presently required by any rule or regulation, but there can be no assurance that future government regulations will not require reformulation of the Company's products.
     From time to time, legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-returnable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers in an attempt to reduce solid waste and litter. The Company is currently not impacted by this type of proposed legislation.
     Soft drink and similar-type taxes have been in place in North Carolina, South Carolina, West Virginia and Tennessee for several years. To the Company's knowledge, legislation has not been proposed or enacted to increase the tax in any of these states.
  Environmental Remediation
     The Company does not currently have any material capital expenditure commitments for environmental remediation for any of its properties.
  Employees
     As of March 15, 1995, the Company had a total of approximately 4,700 full-time employees, of whom approximately 400 were union members.
Item 2 -- Properties
     The principal properties of the Company include its corporate headquarters, its four production facilities and its 54 distribution centers, all of which are owned by the Company except for its corporate headquarters, two production/distribution facilities and nine distribution centers.
     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement under which the Company leased the property for a 10-year term beginning on December 1, 1992. JFH Management, Inc., a North Carolina corporation of which J. Frank Harrison, Jr. is the sole shareholder, serves as sole general partner of the limited partnership that purchased the production center property. The sole limited partner of the limited partnership is a trust as to which J. Frank Harrison, III and Reid M. Henson are co-trustees, share investment powers, and as to which they share voting power for purposes of this partnership interest. The beneficiaries of this trust are J. Frank Harrison, Jr. and his descendants. The annual base rent the Company is obligated to pay under the lease agreement is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates based on LIBOR.
     On June 1, 1993, Beacon Investment Corporation, a North Carolina corporation of which J. Frank Harrison, III is sole shareholder, purchased the office building located on Rexford Road in Charlotte, North Carolina, in which the Company leases its executive offices. Contemporaneously, the Company entered into a 10-year lease commencing June 1, 1993 with Beacon Investment Corporation for office space within the building. The annual base rent the Company is obligated to pay
                                       6
under the lease agreement is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates based on LIBOR.
     The Company also leases its 297,500 square-foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2002. The Company's other real estate leases are not material.
     The Company owns and operates two soft drink production facilities apart from the leased facilities described above. The current percentage utilization of the Company's production centers as of March 15, 1995 is approximately as indicated below:
                             Production Facilities

                                                                                             Percentage
Location                                                                                    Utilization*
Charlotte, North Carolina................................................................        88%
Mobile, Alabama..........................................................................        77%
Nashville, Tennessee.....................................................................        60%
Roanoke, Virginia........................................................................        87%

* Estimated 1995 production divided by capacity (based on 80 hours of operations per week).
     Because of the seasonality of the Company's soft drink business, the Company uses considerably more of its capacity for production during peak periods, normally May, June, July and August. The Company currently has sufficient production capacity to meet its operational requirements.
     Bottled and canned soft drinks are transported to distribution centers for storage pending sale. The number of centers by market area as of March 15, 1995 is as follows:
                              Distribution Centers

                                                                                             Number of
Region                                                                                        Centers
North Carolina............................................................................       16
South Alabama.............................................................................        6
South Georgia.............................................................................        5
Middle Tennessee..........................................................................        8
Western Virginia..........................................................................        8
West Virginia.............................................................................       11

     The Company's distribution facilities are all in good condition and are adequate for the Company's operations as presently conducted.
     The Company also operates approximately 2,500 vehicles in the sale and distribution of its soft drink products, of which approximately 1,300 are delivery trucks. In addition, the Company owns or leases approximately 107,000 soft drink dispensing and vending machines.
Item 3 -- Legal Proceedings
     On March 4, 1993, a Complaint was filed against the Company, the predecessor bottling company for the Laurel, Mississippi territory and other unnamed parties in the matter of Mrs. Elsie Langley, Administratrix of the Estate of Walter Langley v. Coca-Cola Bottling Co. Consolidated, et al., Cause No. 93-3-30 in the Circuit Court of the Second Judicial District for Jones County, Mississippi. This suit by the testatrix spouse of a deceased former employee of the predecessor bottler alleges misrepresentation and fraud in connection with the severance package offered to employees terminated by the predecessor bottler in connection with the acquisition of the Laurel franchise subsidiary of the Company. Plaintiff seeks damages in an amount up to $18 million in compensatory and punitive damages. The Company believes that the Complaint is without merit and its ultimate disposition will not have a material adverse effect on the financial condition or results of operations of the Company.
                                       7

Item 4 -- Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 1995.
                      EXECUTIVE OFFICERS OF THE REGISTRANT
     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be filed.
     The following is a list of names and ages of all the executive officers of the Registrant as of March 1, 1995, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.
     J. FRANK HARRISON, JR., age 64, is Chairman of the Board of Directors of the Company and has served the Company in that capacity since 1977. Mr. Harrison, Jr. served as Chief Executive Officer of the Company from August 1980 until April 1983. He has previously served the Company as Vice Chairman of the Board of Directors. He has been a Director of the Company since 1973. Mr. Harrison, Jr. presently is a Director of Dixie Yarns, Inc. Mr. Harrison, Jr. is Chairman of the Executive Committee and the Finance Committee and is a member of the Compensation Committee.
     J. FRANK HARRISON, III, age 40, is a Vice Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison has served in the capacity of Vice Chairman since his election in November 1987 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Compensation Committee and is a member of the Executive Committee, the Audit Committee and the Finance Committee.
     REID M. HENSON, age 55, has served as a Vice Chairman of the Board of Directors of the Company since 1983. Prior to that time, Mr. Henson served as a consultant for JTL Corporation, a management company, and later as President of JTL Corporation. He has been a Director of the Company since 1979, is Chairman of the Audit Committee and is a member of the Executive Committee, the Retirement Benefits Committee and the Finance Committee.
     JAMES L. MOORE, JR., age 52, is President and Chief Operating Officer of the Company. Prior to his election as President in March 1987, he served as President and Chief Executive Officer of Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA. Mr. Moore has been a Director of the Company since March 1987. He is a member of the Executive Committee and is Chairman of the Retirement Benefits Committee.
     DAVID V. SINGER, age 39, is Vice President and Chief Financial Officer. In addition to his Finance duties, Mr. Singer has overall responsibility for the Company's Purchasing/Materials Management function as well as the Distribution, Fleet and Transport function. He served as Vice President, Chief Financial Officer and Treasurer from October 1987 through May 1992; prior to that he was Vice President and Treasurer. Prior to joining the Company in March 1986, Mr. Singer was a Vice President of Corporate Banking for Mellon Bank, N.A.
     M. CRAIG AKINS, age 44, is Vice President, Cold Drink Market, a position he has held since October 1993. He was Vice President, Division Manager of the Tennessee Division from 1989-1993. From 1987 through 1988, he was General Manager of the Nashville, TN sales center. From 1985 through 1986, he was Trade Development Director of the Tennessee Division. Prior to joining the Company in 1985, he was a Regional Trade Development Manager for Coca-Cola USA.
     STEVEN D. CALDWELL, age 45, joined the Company in April 1987 as Vice President, Business Systems and Services. Prior to joining the Company, he was Director of MIS at Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA for four years.
     WILLIAM B. ELMORE, age 39, is Vice President, Regional Manager for the Virginia/West Virginia/Alabama/Tennessee Division, a position he has held since November 1991. He was Vice President, Division Manager of the West Virginia Division from 1989-1991. He was Senior Director, Corporate Marketing from 1988-1989. Preceding that, he held various positions in sales and marketing in the Charlotte Division from 1985-1988. Before joining the Company in 1985, he was employed by Coca-Cola USA for seven years where he held several positions in their field sales organization.
                                       8

     NORMAN C. GEORGE, age 39, is Vice President, Regional Manager for the Carolinas South Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Southern Division from 1988-1991. He served as Vice President, Division Manager of the Alabama Division from 1986-1988. From 1982-1986, he served as Director of Sales and Operations in the Northern Division. Prior to joining the Company in 1982, he was Sales Manager of the Dallas-Fort Worth Dr Pepper Bottling Company in Irving, Texas.
     BRENDA B. JACKSON, age 34, is Vice President and Treasurer, a position she has held since January 1993. From February 1992 until her promotion, she served as Assistant Treasurer. Mrs. Jackson joined the Company in March 1989 as Director of Finance.
     UMESH M. KASBEKAR, age 37, is Vice President, Planning and Administration, a position he has held since December 1994. He was Vice President, Planning from December 1988 until December 1994. He was first employed by the Company in 1983 and held various other positions with the Company from 1983 to 1988.
     C. RAY MAYHALL, age 47, is Vice President, Regional Manager for the Georgia Division and the Carolinas North Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Northern Division from 1989-1991. Before joining the Company in 1989, he was Vice President, Sales and Marketing of Florida Coca-Cola Bottling Company, a position he had held since 1987. Prior to 1987, he was Division Manager of the Central Florida Division of Florida Coca-Cola Bottling Company for six years.
     ROBERT D. PETTUS, JR., age 50, is Vice President, Human Resources, a position he has held since September 1984. Prior to joining the Company, he was Director, Employee Relations for the Texize Division of Morton-Thiokol for seven years.
     JAMES B. STUART, age 52, joined the Company in October 1990 as Vice President, Marketing. Mr. Stuart had been Senior Vice President, Sales and Marketing with JTL Corporation from 1980 until such company was acquired by The Coca-Cola Company in 1986. From 1987 until joining the Company in 1990, Mr. Stuart formed his own marketing company, serving a number of clients inside and outside the soft drink industry. During this period, he worked almost exclusively with the International Business Sector of The Coca-Cola Company.
     STEVEN D. WESTPHAL, age 40, is Vice President and Controller of the Company, a position he has held since November 1987. Prior to joining the Company, he was Vice President-Finance for Joyce Beverages, an independent bottler, beginning in January 1985. Prior to working for Joyce Beverages, he was Director of Corporate Planning for Mid-Atlantic Coca-Cola Bottling Company, Inc. from December 1981 to December 1984.
                                       9

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

                                                                                                     Fiscal Year
                                                                                                         1994
                                                                                                 High            Low
First quarter..............................................................................   $    37 1/4    $        27
Second quarter.............................................................................        30 1/4             24
Third quarter..............................................................................            31         26 3/4
Fourth quarter.............................................................................        29 3/4             24

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

     The quarterly dividends declared by the Company per share of Common Stock and Class B Common Stock for the fiscal years ended January 1, 1995 and January 2, 1994 are presented below.

                                                                                                     Fiscal Year
                                                                                              1994                 1993
                                                                                        Common    Class B    Common    Class B
First quarter........................................................................   $ .25     $   .25    $ .22      $ .13
Second quarter.......................................................................     .25         .25      .22        .13
Third quarter........................................................................     .25         .25      .22        .13
Fourth quarter.......................................................................     .25         .25      .22        .13
Total cash dividends declared per share..............................................   $1.00     $  1.00    $ .88      $ .52
Total cash dividends declared (in thousands).........................................   $7,958    $ 1,336    $6,970     $ 695

     Dividends on the Class B Common Stock are permitted to equal, but not exceed, dividends on the Common Stock. At its December 8, 1993 meeting, the Board of Directors stated its intention to increase and equalize dividends on the Company's two classes of common stock, subject to the Company's overall financial condition.
     On February 8, 1994, the Board of Directors declared an increase in the first quarter 1994 dividends. Shareholders of record as of February 24, 1994 received $.25 per share on both their Common Stock and Class B Common Stock shares, payable on March 10, 1994. This dividend rate was maintained throughout 1994.
     The amount and frequency of future dividends will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.
     Pursuant to the Company's Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company may be declared and paid, per share, on the Class B Common Stock unless a dividend of an amount greater than or equal to such cash or property or stock has been declared and paid on the Common Stock. Reference should be made to Article Fourth of the Company's Certificate of Incorporation for additional provisions relating to the relative dividend rights of holders of Common Stock and Class B Common Stock.
     The number of shareholders of record of the Common Stock and Class B Common Stock, as of March 15, 1995, was 1,210 and 14, respectively.
Item 6 -- Selected Financial Data
     The following table sets forth certain selected financial data concerning the Company for the five years ended January 1, 1995. The data for the five years ended January 1, 1995 is unaudited but is derived from audited statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof which details the Company's significant acquisitions and divestitures since 1984.
                                       10

                      COCA COLA BOTTLING CO. CONSOLIDATED
                            SELECTED FINANCIAL DATA*
                      In Thousands (Except Per Share Data)

                                                                                          Fiscal Year
Summary of Operations                                                1994        1993        1992         1991        1990
Net sales.......................................................   $723,896    $686,960    $ 655,778    $464,733    $436,086
Cost of products sold...........................................    427,140     396,077      372,865     262,887     245,890
Selling expenses................................................    149,992     144,411      151,382     107,266      95,934
General and administrative expenses.............................     54,559      51,125       47,154      37,995      35,008
Depreciation expense............................................     24,188      23,284       22,217      18,785      18,814
Amortization of goodwill and intangibles........................     12,309      14,784       18,326      10,884      10,700
Total costs and expenses........................................    668,188     629,681      611,944     437,817     406,346
Income from operations..........................................     55,708      57,279       43,834      26,916      29,740
Interest expense................................................     31,385      30,994       36,862      21,556      24,087
Other income (expense), net.....................................         63      (2,270)      (2,121)     (2,404)     (3,448)
Income before income taxes, extraordinary items and effect of
  accounting changes............................................     24,386      24,015        4,851       2,956       2,205
Federal and state income taxes..................................     10,239       9,182        2,768          20       1,976
Income before extraordinary items and effect of
  accounting changes............................................     14,147      14,833        2,083       2,936         229
Extraordinary credit............................................                                                       1,975
Effect of accounting changes....................................     (2,211)                (116,199)
Net income (loss)...............................................     11,936      14,833     (114,116)      2,936       2,204
Preferred stock dividends.......................................                               4,195         728         448
Net income (loss) applicable to common shareholders.............   $ 11,936    $ 14,833    $(118,311)   $  2,208    $  1,756
Income (loss) per share:
  Income (loss) before extraordinary items and effect of
     accounting changes, less preferred stock dividends.........   $   1.52    $   1.60    $    (.23)   $    .24    $   (.02)
  Extraordinary credit..........................................                                                         .21
  Effect of accounting changes..................................       (.24)                  (12.66)
  Net income (loss) applicable to common shareholders...........   $   1.28    $   1.60    $  (12.89)   $    .24    $    .19
Cash dividends per share:
  Common........................................................   $   1.00    $    .88    $     .88    $    .88    $    .88
  Class B Common................................................   $   1.00    $    .52    $     .52    $    .52    $    .52
Year-End Financial Position
Total assets....................................................   $664,159    $648,449    $ 785,871    $785,196    $467,972
Long-term debt..................................................    432,971     434,358      555,126     479,414     237,564
Redeemable preferred stock......................................                                           7,280       7,280
Shareholders' equity............................................     33,981      29,629       25,806     205,426     160,815
Other Information
Weighted average number of Common and Class B Common shares
  outstanding...................................................      9,294       9,258        9,181       9,181       9,181

* In December 1991, the Company acquired Sunbelt. See Note 2 to the consolidated financial statements for information concerning the Company's investment in Piedmont Coca-Cola Bottling Partnership. During 1992, the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions, as described in Notes 9 and 12. In 1994, the Company adopted the provisions of SFAS 112, as described in Note 12.
                                       11

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     Coca-Cola Bottling Co. Consolidated ("the Company") is engaged in the production, marketing and distribution of soft drinks, primarily products of The Coca-Cola Company. Since 1984, the Company has expanded its franchise territory throughout the Southeast, primarily through acquisitions.
     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a majority of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The Company's capital contribution was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Company's Wilson, North Carolina and Greenville and Beaufort, South Carolina territories. The cash contributed to Piedmont by the Company's subsidiaries was provided from the Company's available credit facilities. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Assets were sold or contributed at their approximate carrying values. Proceeds from the sale of territories to Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt. The Company is accounting for its investment in Piedmont using the equity method of accounting.
     On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to this 10-year management agreement. SAC has significantly expanded its operations by adding two PET bottling lines. These new bottling lines will supply a portion of the Company's volume requirements for PET product. On July 22, 1994, the Company guaranteed expansion financing for SAC of up to $15 million. As of January 1, 1995, the amount guaranteed was $11.0 million. On March 31, 1995, the Company amended its guarantee to include a $5 million portion of SAC's working capital facility.
Results of Operations
1994 Compared to 1993
     The Company reported net income applicable to common shareholders of $11.9 million or $1.28 per share for fiscal 1994 compared to $14.8 million or $1.60 per share for fiscal 1993. A one-time, after-tax noncash charge of $2.2 million or $.24 per share was recorded in the first quarter of 1994 upon the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. The Company does not expect any significant impact on the results of future operations due to the adoption of this accounting standard.
     Pretax earnings in 1994 were slightly higher than pretax earnings in 1993 despite an increase in short-term interest rates that increased interest expense by approximately 10% in the second half of 1994 versus the second half of 1993.
     Due to the formation of Piedmont on July 2, 1993, results of operations for 1994 are not directly comparable to the results of operations for 1993. On a comparable franchise territory basis, net franchise sales for 1994 increased 5.2%, reflecting a volume increase of 4.6% and slightly higher average net selling prices. The higher net selling prices maintained the increases in net selling prices realized in 1993 versus 1992. Sales to other bottlers increased 57% during 1994 as compared to 1993 primarily due to the sale of soft drink products to Piedmont. Finished products are sold to Piedmont at cost.
     When adjusted for comparable territories, gross margin increased 4.8%. As a percentage of net franchise sales, gross margin decreased slightly due to higher ingredient costs. Packaging costs began to increase at the end of the fourth quarter of 1994 and are continuing to increase in 1995. The Company is focused on achieving net selling price increases in 1995 to cover the increased cost of raw materials.
     Excluding the results of the territories sold or contributed to Piedmont from 1993 results, selling expenses increased from approximately 24.3% of net franchise sales in 1993 to approximately 26.3% of net franchise sales in 1994. New sales development programs contributed to the increase in selling expenses and resulted in improved market share. Higher employment costs were incurred due to planned increases in certain sales and operations functions to improve customer service and
                                       12
to reduce turnover. Increased expenses associated with the cold drink effort resulted in a record number of placements of vending equipment. For the comparable franchise territories, general and administrative expenses as a percentage of net sales increased slightly due to higher employment costs.
     Amortization of goodwill and intangibles decreased 16.7% for fiscal 1994, reflecting the 1993 sale and contribution of franchise territories to Piedmont. Depreciation expense increased 3.9% as a result of increased capital spending, primarily for manufacturing improvements related to packaging changes and other line efficiency projects.
     Interest expense increased 1.3% due to increased short-term interest rates. The Company's overall weighted average borrowing rate on its long-term debt increased from an average of 5.9% during 1993 to an average of 6.6% during 1994.
     The change in "other income (expense), net" for 1994 was due primarily to a third quarter 1994 gain on the sale of one of the Company's aircraft and a first quarter 1994 gain on the sale of an idle production facility. This facility was acquired in the 1991 Sunbelt acquisition and was closed in April 1992. Gains of approximately $1.4 million on sales of property, plant and equipment were included in "other income (expense), net" in 1994. Losses of approximately $1.1 million on sales of property, plant and equipment were included in "other income (expense), net" in 1993.
     The effective tax rate for federal and state income taxes was approximately 42% in 1994 versus approximately 38% in 1993. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses. The 1993 rate was lower due to the utilization of certain tax benefits from prior years. The formation of Piedmont allowed the utilization of these benefits.
1993 Compared to 1992
     The Company reported net income applicable to common shareholders of $14.8 million or $1.60 per share for fiscal 1993. This compares with 1992's net loss applicable to common shareholders of $2.1 million or $.23 per share before the effect of accounting changes related to the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS 109, "Accounting for Income Taxes." For 1992, the reported net loss applicable to common shareholders was $118.3 million or $12.89 per share. The 1992 results included $116.2 million of noncash charges associated with the adoption of SFAS 109 and SFAS 106.
     The record 1993 results were due to increased net selling prices, slightly higher volume, lower packaging costs, lower financing costs, a lower effective tax rate and the formation of Piedmont. The reduction of one work-week in fiscal 1993 and the formation of Piedmont on July 2, 1993 make reported results less comparable.
     Net sales increased by approximately 5% from 1992 to 1993. On a comparable franchise territory and fiscal period basis, net franchise sales for 1993 increased by more than 4%, reflecting higher net selling prices and slightly higher case volume. Sales to other bottlers increased by $58.8 million in 1993 primarily due to the sale of soft drink products to Piedmont.
     Gross margin as reported increased by approximately 3%. When adjusted for comparable franchise territory and fiscal days, franchise gross margin increased by approximately 11% due to increased net selling prices and lower packaging costs.
     Selling expenses decreased by 4.6% and declined as a percentage of net sales due primarily to reductions in operating costs resulting from the elimination of expenses associated with territories sold to Piedmont. General and administrative expenses increased by 8.4% as a result of increased employment costs.
     Depreciation expense increased by 4.8% during 1993. The sale and contribution of certain fixed assets to Piedmont and normal retirements were more than offset by additions to property, plant and equipment.
     Amortization of goodwill and intangibles declined 19.3% primarily due to the sale and contribution of franchise territories to Piedmont.
     Financing costs declined in 1993 as compared to 1992 due to lower interest rates and a reduction in long-term debt primarily resulting from the use of proceeds from the sale of territories to Piedmont. During the fourth quarter of 1992, the Company redeemed all outstanding shares of preferred stock. Dividends of $4.2 million were paid in 1992 on these preferred shares.
     Reported income tax expense differs from the amount computed at the statutory rate primarily due to amortization of certain nondeductible goodwill, state income taxes and the effect of the change in statutory rates on the deferred income tax
                                       13
liability as of the beginning of the year. As a result of the enactment of the Omnibus Budget Reconciliation Act of 1993, the Company recorded an additional income tax charge of approximately $2.1 million to reflect the change in the maximum federal corporate tax rate from 34% to 35%. Due to the Company's restructuring related to the formation of Piedmont and a significant increase in profitability, the Company reduced a valuation allowance that had been recorded due to restrictions on the use of certain net operating losses.
Financial Condition
     Working capital increased by $6.4 million from a deficit of $24.9 million on January 2, 1994 to a deficit of $18.5 million on January 1, 1995. The working capital deficit is a result of the Company's sale of its trade accounts receivable. The Company had sold trade accounts receivable of $35 million and $33 million as of January 1, 1995 and January 2, 1994, respectively. Proceeds from the sale of the Company's trade accounts receivable were used to reduce its outstanding long-term debt.
     The increase in working capital was primarily due to increases in inventories and trade accounts receivable. The increase in inventories was primarily due to the timing of purchases of certain packaging materials and an increase in the number of stock keeping units. Trade accounts receivable increased principally due to increases in net sales.
     Additions to property, plant and equipment were $49.3 million in 1994. During the year, the Company purchased, rather than leased, new vehicles. In addition, certain improvements were made at the manufacturing facilities to produce new packages. Expenditures for 1995 capital additions are expected to be lower than 1994 expenditures.
     Other liabilities increased by $7.0 million primarily due to deferred revenue received from certain franchisors under multi-year marketing programs. Liquidity and Capital Resources
     On March 17, 1992, the Company entered into a revolving credit agreement totaling $170 million that eliminated the term loan portion of the facility and extended the revolving credit maturity date to March 1997. The agreement contains several covenants that establish minimum ratio requirements related to debt and cash flow. A commitment fee of 1/5% per year on the average daily unused amount of the banks' commitment is payable quarterly. On January 1, 1995, there were no amounts outstanding under this facility.
     The Company borrows from time to time under informal lines of credit from various banks. On January 1, 1995, the Company had $225 million available under these lines, of which $93.4 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing.
     A $100 million commercial paper program was established in January 1990 for general corporate purposes. On January 1, 1995, there were no amounts outstanding under this program.
     It is the Company's intent to renew any borrowings under the revolving credit facility and the lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.
     On June 26, 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. On January 1, 1995, the Company had sold $35 million of its trade accounts receivable and used the proceeds to reduce its outstanding bank long-term debt. It is the Company's intent to seek renewal of this arrangement prior to its expiration.
     On October 30, 1992, the Company entered into a three-year, $50 million loan agreement. This agreement was amended November 30, 1992 to increase this facility by $25 million to a total of $75 million. The proceeds from the loan agreement were used primarily to redeem the Company's outstanding preferred stock. On January 31, 1994, funds from informal lines of credit were used to repay the $75 million loan agreement.
     On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and available for issuance. As of January 1, 1995, no securities had been issued under this shelf registration. In any future offering under such registration, net proceeds from sales of the securities would be used for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures and/or working capital.
                                       14

     As of January 1, 1995, the Company was in compliance with the covenants contained in its various borrowing agreements.
     The Company uses interest rate hedging products to cost effectively modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. Sensitivity analyses are performed to review the impact on the Company's financial position and coverages of various interest rate movements. The Company does not use derivative financial instruments for trading purposes.
     The Company uses interest rate swaps to alter the interest rate characteristics of its underlying debt and thereby realign the fixed/floating rate mix of its debt. Where an interest rate swap has previously been used, the Company's choices to alter the interest rate characteristics of its underlying debt include modification of the underlying debt instrument, termination of the existing swap or purchase of an offsetting swap. Each of these alternatives is considered and the most cost effective option is selected. Offsetting swaps rather than original swaps are sometimes used to help mitigate counterparty credit risk. If an offsetting swap is entered into with the same counterparty, a netting of payments occurs that reduces counterparty credit exposure as well as administrative burden. The offsetting swaps along with original swaps and the underlying debt are accounted for as a combined instrument. All of the Company's outstanding interest rate swap agreements are LIBOR-based.
     The Company enters into interest rate cap agreements to limit the exposure to increasing interest rates with respect to its floating rate debt. Occasionally, forward rate agreements are used to fix interest rate reset periods on debt that is floating. There were no forward rate agreements outstanding on January 1, 1995.
     The Company has entered into a series of hedging transactions that resulted in a weighted average interest rate of 7.0% for the debt portfolio as of January 1, 1995. After taking into account all of the interest rate hedging activities, approximately 47% of the Company's debt portfolio of $433 million was subject to changes in short-term interest rates as of January 1, 1995.
     Leasing has continued to be used to lower the Company's overall cost for certain capital equipment purchases. Total lease expense in 1994 was $20.9 million compared to $17.3 million in 1993. The Company plans to lease the majority of its vending and fleet requirements in 1995.
     At the end of 1994, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment.
     Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional franchise territories on an ongoing basis.
                                       15

Item 8 -- Financial Statements and Supplementary Data
                      COCA-COLA BOTTLING CO. CONSOLIDATED
                          CONSOLIDATED BALANCE SHEETS
                        In Thousands (Except Share Data)

                                                                                                         Jan. 1,     Jan. 2,
                                                                                                           1995        1994
ASSETS
Current assets:
Cash..................................................................................................   $  1,812    $  1,262
Accounts receivable, trade, less allowance for doubtful accounts of $400 and $425.....................      7,756       4,960
Accounts receivable from The Coca-Cola Company........................................................      4,514       6,698
Due from Piedmont Coca-Cola Bottling Partnership......................................................      1,383       2,454
Accounts receivable, other............................................................................      7,232      10,758
Inventories...........................................................................................     31,871      27,533
Prepaid expenses and other current assets.............................................................      5,054       3,325
  Total current assets................................................................................     59,622      56,990
Property, plant and equipment, less accumulated depreciation of $141,419 and $134,546.................    185,633     163,015
Investment in Piedmont Coca-Cola Bottling Partnership.................................................     67,729      68,400
Other assets..........................................................................................     23,394      20,109
Identifiable intangible assets, less accumulated amortization of $75,667 and $65,803..................    257,851     267,715
Excess of cost over fair value of net assets of businesses acquired, less accumulated amortization of
  $21,689 and $19,399.................................................................................     69,930      72,220
  Total...............................................................................................   $664,159    $648,449

          See Accompanying Notes to Consolidated Financial Statements.
                                       16

                                                                                                         Jan. 1,     Jan. 2,
                                                                                                           1995        1994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Portion of long-term debt payable within one year.....................................................   $    300    $    711
Accounts payable and accrued liabilities..............................................................     59,413      67,026
Accounts payable to The Coca-Cola Company.............................................................      2,930       1,876
Accrued compensation..................................................................................      4,246       2,206
Accrued interest payable..............................................................................     11,275      10,108
  Total current liabilities...........................................................................     78,164      81,927
Deferred income taxes.................................................................................     89,531      80,065
Other liabilities.....................................................................................     29,512      22,470
Long-term debt........................................................................................    432,971     434,358
  Total liabilities...................................................................................    630,178     618,820
Shareholders' Equity:
Convertible Preferred Stock, $100 par value: Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value: Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value: Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value: Authorized-30,000,000 shares; Issued-10,090,859 shares....................     10,090      10,090
Class B Common Stock, $1 par value: Authorized-10,000,000 shares; Issued-1,964,476 shares.............      1,965       1,965
Class C Common Stock, $1 par value: Authorized-20,000,000 shares; Issued-None
Capital in excess of par value........................................................................    130,028     139,322
Accumulated deficit...................................................................................    (86,552)    (98,488)
Minimum pension liability adjustment..................................................................     (3,904)     (5,614)
                                                                                                           51,627      47,275
Less-Treasury stock, at cost:
  Common-2,132,800 shares.............................................................................     17,237      17,237
  Class B Common-628,114 shares.......................................................................        409         409
  Total shareholders' equity..........................................................................     33,981      29,629
  Total...............................................................................................   $664,159    $648,449

          See Accompanying Notes to Consolidated Financial Statements.
                                       17

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      In Thousands (Except Per Share Data)

                                                                                                       Fiscal Year
                                                                                              1994        1993        1992
Net sales (includes sales to Piedmont of $85,272 and $42,183 in 1994 and 1993)...........   $723,896    $686,960    $ 655,778
Cost of products sold, excluding depreciation shown below (includes $75,879 and $38,944
  related to sales to Piedmont in 1994 and 1993).........................................    427,140     396,077      372,865
Gross margin.............................................................................    296,756     290,883      282,913
Selling expenses.........................................................................    149,992     144,411      151,382
General and administrative expenses......................................................     54,559      51,125       47,154
Depreciation expense.....................................................................     24,188      23,284       22,217
Amortization of goodwill and intangibles.................................................     12,309      14,784       18,326
Income from operations...................................................................     55,708      57,279       43,834
Interest expense.........................................................................     31,385      30,994       36,862
Other income (expense), net..............................................................         63      (2,270)      (2,121)
Income before income taxes and effect of accounting changes..............................     24,386      24,015        4,851
Federal and state income taxes:
  Current................................................................................        304       1,921           48
  Deferred...............................................................................      9,935       7,261        2,720
Total federal and state income taxes.....................................................     10,239       9,182        2,768
Income before effect of accounting changes...............................................     14,147      14,833        2,083
Effect of accounting changes.............................................................     (2,211)                (116,199)
Net income (loss)........................................................................     11,936      14,833     (114,116)
Preferred stock dividends................................................................                               4,195
Net income (loss) applicable to common shareholders......................................   $ 11,936    $ 14,833    $(118,311)
Income (loss) per share:
  Income (loss) before effect of accounting changes, less preferred
     stock dividends.....................................................................   $   1.52    $   1.60    $    (.23)
  Effect of accounting changes...........................................................       (.24)                  (12.66)
  Net income (loss) applicable to common shareholders....................................   $   1.28    $   1.60    $  (12.89)
Cash dividends per share:
  Common Stock...........................................................................   $   1.00    $    .88    $     .88
  Class B Common Stock...................................................................       1.00         .52          .52
Weighted average number of Common and Class B Common shares outstanding..................      9,294       9,258        9,181

          See Accompanying Notes to Consolidated Financial Statements.
                                       18

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In Thousands

                                                                                                      Fiscal Year
                                                                                             1994        1993         1992
Cash Flows from Operating Activities
Net income (loss).......................................................................   $ 11,936    $  14,833    $(114,116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Effect of accounting changes..........................................................      2,211                   116,199
  Depreciation expense..................................................................     24,188       23,284       22,217
  Amortization of goodwill and intangibles..............................................     12,309       14,784       18,326
  Deferred income taxes.................................................................      9,935        7,261        2,720
  (Gains) losses on sale of property, plant and equipment...............................     (1,361)       1,148          574
  Amortization of debt costs............................................................        448          511          676
  Undistributed loss of Piedmont Coca-Cola Bottling Partnership.........................        671        1,600
  (Increase) decrease in current assets less current liabilities........................     (7,256)         813        4,784
  Increase in other noncurrent assets...................................................     (3,287)      (4,414)      (4,917)
  Increase (decrease) in other noncurrent liabilities...................................      6,368          (25)      (7,049)
  Other.................................................................................        521           25           33
Total adjustments.......................................................................     44,747       44,987      153,563
Net cash provided by operating activities...............................................     56,683       59,820       39,447
Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt............................................                               80,109
Payments on long-term debt..............................................................     (1,387)    (120,768)      (4,397)
Issuance of Common Stock................................................................                   2,269
Redemption of preferred stock and redeemable
  preferred stock.......................................................................                              (60,991)
Cash dividends paid.....................................................................     (9,294)      (7,665)     (11,793)
Other...................................................................................     (1,654)      (1,376)       4,695
Net cash provided by (used in) financing activities.....................................    (12,335)    (127,540)       7,623
Cash Flows from Investing Activities
Additions to property, plant and equipment..............................................    (49,292)     (28,786)     (32,887)
Proceeds from the sale of property, plant and equipment.................................      5,494        1,908        2,931
Acquisitions of companies, net of cash acquired.........................................                  (1,488)     (16,699)
Net proceeds from sale and contribution of assets to Piedmont Coca-Cola Bottling
  Partnership...........................................................................                  95,934
Net cash provided by (used in) investing activities.....................................    (43,798)      67,568      (46,655)
Net increase (decrease) in cash.........................................................        550         (152)         415
Cash at beginning of year...............................................................      1,262        1,414          999
Cash at end of year.....................................................................   $  1,812    $   1,262    $   1,414

          See Accompanying Notes to Consolidated Financial Statements.
                                       19

                      COCA-COLA BOTTLING CO. CONSOLIDATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  In Thousands

                                                                     Class                                   Minimum
                                                                       B       Capital in                    Pension
                                             Preferred    Common     Common    Excess of     Accumulated    Liability     Treasury
                                               Stock       Stock     Stock     Par Value       Deficit      Adjustment     Stock
Balance on December 29, 1991..............   $  50,000    $ 9,976    $1,966     $ 160,335     $     795                   $ 17,646
Net loss..................................                                                     (114,116)
Cash dividends declared:
  Common..................................                                         (7,598)
  Preferred...............................                                         (4,195)
Redemption of Preferred Stock.............     (50,000)
Premium on Preferred Stock
  redeemed................................                                         (3,711)
Conversion of Class B Common
  Stock into Common Stock.................                      1       (1 )
Balance on January 3, 1993................           0      9,977    1,965        144,831      (113,321)                    17,646
Net income................................                                                       14,833
Cash dividends declared:
  Common..................................                                         (7,665)
Issuance of Common Stock..................                    113                   2,156
Minimum pension liability
  adjustment..............................                                                                   $ (5,614)
Balance on January 2, 1994................           0     10,090    1,965        139,322       (98,488)       (5,614)      17,646
Net income................................                                                       11,936
Cash dividends declared:
  Common..................................                                         (9,294)
Minimum pension liability
  adjustment..............................                                                                      1,710
Balance on January 1, 1995................   $       0    $10,090    $1,965     $ 130,028     $ (86,552)     $ (3,904)    $ 17,646

          See Accompanying Notes to Consolidated Financial Statements.
                                       20

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
     Coca-Cola Bottling Co. Consolidated ("the Company") is engaged in the production, marketing and distribution of soft drinks, primarily products of The Coca-Cola Company.
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The fiscal years presented are the 52-week periods ended January 1, 1995 and January 2, 1994 and the 53-week period ended January 3, 1993.
     Certain prior year amounts have been reclassified to conform to current year classifications.
     The Company's more significant accounting policies are as follows:
Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.
Inventories
     Inventories are stated at the lower of cost, primarily determined on the last-in, first-out basis, or market.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and the gains or losses, if any, are reflected in income.
Investment in Piedmont Coca-Cola Bottling Partnership
     The Company beneficially owns a 50% interest in Piedmont Coca-Cola Bottling Partnership ("Piedmont"). The Company accounts for its interest in Piedmont using the equity method of accounting.
     With respect to Piedmont, sales of soft drink products at cost, management fee revenue and the Company's share of Piedmont's results from operations are included in "Net sales." See Note 2 for additional information.
Income Taxes
     The Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities.
Benefit Plans
     The Company has a noncontributory pension plan covering substantially all nonunion employees and one noncontributory pension plan covering certain union employees. Costs of the plans are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. The Company expenses amounts as paid in accordance with union agreements. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service.
                                       21

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets and Excess of Cost Over Fair Value of Net Assets of Businesses Acquired
     Identifiable intangible assets resulting from the acquisition of Coca-Cola bottling franchises are being amortized on a straight-line basis over periods ranging from 17 to 40 years. The excess of cost over fair value of net assets of businesses acquired is being amortized on a straight-line basis over 40 years.
     The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of an intangible asset, the Company will undertake necessary market studies and reevaluate projected future cash flows associated with the intangible asset. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the intangible asset, the impaired asset is written down to its net realizable value.
Per Share Amounts
     Per share amounts are calculated based on the weighted average number of Common and Class B Common shares outstanding.
Postemployment Benefits
     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. Postemployment benefits encompass various types of employer-provided benefits including, but not limited to, workers' compensation, disability-related benefits and severance benefits.
     The Company adopted the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994.
Derivative Financial Instruments
     Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other liabilities. Amounts receivable under cap agreements are accrued as a reduction of interest expense.
     Unamortized deferred gains or losses on interest rate swap terminations are amortized over the lives of the initial agreements as an adjustment to interest expense. Amounts receivable or payable under interest rate swap agreements are included in other assets or other liabilities.
     Forward rate agreements are used to fix the interest rate reset periods on a portion of debt that is floating. The differential to be paid or received under these agreements is accrued as interest rates change and is recognized as an adjustment to interest expense over the terms of the agreements. Amounts receivable or payable under forward rate agreements are included in other assets or other liabilities.
2. Investment in Piedmont Coca-Cola Bottling Partnership
     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a majority of the soft drink products for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.
     Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by such subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Company's Wilson, North Carolina and Greenville and Beaufort, South Carolina territories. The cash contributed to Piedmont by the Company's subsidiaries was provided from the Company's available credit facilities. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Assets were sold or contributed at their approximate carrying values. Proceeds from the sale of territories to
                                       22

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt.
     Summarized financial information for Piedmont is as follows:

                                                                                                        Jan. 1,         Jan. 2,
In Thousands                                                                                              1995            1994
Current assets.....................................................................................     $ 18,907        $ 17,994
Noncurrent assets..................................................................................      358,371         363,337
Total assets.......................................................................................     $377,278        $381,331
Current liabilities................................................................................     $  7,035        $  9,867
Noncurrent liabilities.............................................................................      234,785         234,664
Total liabilities..................................................................................      241,820         244,531
Partners' equity...................................................................................      135,458         136,800
Total liabilities and partners' equity.............................................................     $377,278        $381,331
Company's equity investment........................................................................     $ 67,729        $ 68,400

                                                                                                                      For the
                                                                                                                       period
                                                                                                                    July 2, 1993
                                                                                                         Fiscal       through
                                                                                                          Year       January 2,
In Thousands                                                                                              1994          1994
Net sales............................................................................................   $194,054      $ 91,259
Cost of products sold................................................................................    109,563        52,535
Gross margin.........................................................................................     84,491        38,724
Income from operations...............................................................................      6,705         1,209
Net loss.............................................................................................   $ (1,342)     $ (3,200)
Company's equity in loss.............................................................................   $   (671)     $ (1,600)

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Inventories
     Inventories are summarized as follows:

In Thousands                                                                                          Jan. 1, 1995    Jan. 2, 1994
Finished products..................................................................................     $ 17,621        $ 16,622
Manufacturing materials............................................................................       12,638           9,498
Used bottles and cases.............................................................................        1,612           1,413
Total inventories..................................................................................     $ 31,871        $ 27,533

     The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.1 million and $2.5 million on January 1, 1995 and January 2, 1994, respectively, as a result of inventory premiums associated with certain acquisitions.
4. Property, Plant and Equipment
     The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                                           Jan. 1,          Jan. 2,            Estimated
In Thousands                                                                 1995             1994            Useful Lives
Land....................................................................   $  9,898         $ 10,851
Buildings...............................................................     65,973           60,907           10-50 years
Machinery and equipment.................................................     76,296           65,945            5-20 years
Transportation equipment................................................     42,439           33,246            4-10 years
Furniture and fixtures..................................................     21,180           18,437            7-10 years
Vending equipment.......................................................     88,666           89,280            6-13 years
Leasehold and land improvements.........................................     18,049           12,619            5-20 years
Construction in progress................................................      4,551            6,276
Total property, plant and equipment, at cost............................    327,052          297,561
Less: Accumulated depreciation..........................................    141,419          134,546
Property, plant and equipment, net......................................   $185,633         $163,015

5. Identifiable Intangible Assets
     The principal categories and estimated useful lives of identifiable intangible assets, net of accumulated amortization, were as follows:

                                                                              Jan. 1,          Jan. 2,            Estimated
In Thousands                                                                    1995             1994            Useful Lives
Franchise rights...........................................................   $223,679         $230,205               40 years
Customer lists.............................................................     28,129           30,858            17-23 years
Advertising savings........................................................      5,278            5,792            17-23 years
Other......................................................................        765              860            17-18 years
Total identifiable intangible assets.......................................   $257,851         $267,715

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Debt
     Long-term debt is summarized as follows:

                                                                                  Fixed(F)
                                                                                     or
                                                                    Interest    Variable(V)     Interest    Jan. 1,     Jan. 2,
In Thousands                                            Maturity      Rate          Rate          Paid        1995        1994
Lines of Credit......................................     1997         5.75%-        V           Varies     $ 93,420    $ 18,335
                                                                       6.63%
Term Loan Agreement..................................
                                                                                                                          75,000
Term Loan Agreement..................................     2000         5.75%         V           Semi-        60,000      60,000
                                                                                                annually
Term Loan Agreement..................................     2001         5.69%         V           Semi-        60,000      60,000
                                                                                                annually
Medium-Term Notes....................................     1998         6.93%         V         Quarterly      10,000      10,000
Medium-Term Notes....................................     1999         7.99%         F           Semi-        66,500      66,500
                                                                                                annually
Medium-Term Notes....................................     2000        10.05%         F           Semi-        57,000      57,000
                                                                                                annually
Medium-Term Notes....................................     2002         8.56%         F           Semi-        66,500      66,500
                                                                                                annually
Notes acquired in
  Sunbelt acquisition................................     2001         8.00%         F         Quarterly       5,327       5,442
Capital leases and other notes payable...............     1995-        6.85%-        F           Varies       14,524      16,292
                                                          2001        12.00%
                                                                                                             433,271     435,069
Less: Portion of long-term debt payable within one
  year...............................................                                                            300         711
Long-term debt.......................................
                                                                                                            $432,971    $434,358

     The principal maturities of long-term debt outstanding on January 1, 1995 were as follows:

In Thousands
1996..............................................................................................................   $    180
1997..............................................................................................................     93,547
1998..............................................................................................................     12,050
1999..............................................................................................................     66,550
Thereafter........................................................................................................    260,644
Total long-term debt..............................................................................................   $432,971

     On March 17, 1992, the Company entered into a revolving credit agreement totaling $170 million which eliminated the term loan portion of the facility and extended the revolving credit maturity date to March 1997. The agreement contains several covenants which establish minimum ratio requirements related to debt and cash flow. A commitment fee of 1/5% per year on the average daily unused amount of the banks' commitment is payable quarterly. There were no amounts outstanding under this facility as of January 1, 1995.
     A $100 million commercial paper program was established in January 1990 for general corporate purposes. On January 1, 1995, there were no amounts outstanding under this program.
     The Company borrows from time to time under informal lines of credit from various banks. On January 1, 1995, the Company had $225 million of credit available under these lines, of which $93.4 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. It is the Company's intent to
                                       25

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
renew such borrowings as they mature. To the extent that these borrowings, the borrowings under the revolving credit facility described above, and outstanding commercial paper do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.
     On February 12, 1990, a $200 million shelf registration for debt securities filed with the Securities and Exchange Commission became effective and available for the issuance of medium-term notes ("MTNs"). As of December 30, 1990, $67 million of eight- and ten-year MTNs had been issued. On February 19, 1992, the Company issued $133 million of seven- and ten-year MTNs, the proceeds of which were used to repay a portion of a bridge facility from Coca-Cola Financial Corporation ("CCFC"). As of February 19, 1992, all $200 million of MTNs had been issued for terms of seven, eight and ten years.
     On June 28, 1990, the Company entered into an eight-year, $60 million loan agreement. On October 28, 1993, the Company amended the agreement, extending the term loan maturity date to October 28, 2001.
     On February 20, 1992, the Company entered into a five-year, $60 million loan agreement. The proceeds from the loan agreement were used to repay portions of a bridge facility from CCFC and other senior debt. On October 28, 1993, the Company amended the agreement, extending the term loan maturity date to October 28, 2000.
     On June 26, 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. As of January 1, 1995, the Company had sold $35 million of its trade accounts receivable and used the proceeds to reduce its outstanding long-term debt. It is the Company's intent to seek renewal of this arrangement prior to its expiration. The discount on sales of trade accounts receivable was $1.6 million in 1994, $1.4 million in 1993 and $1.6 million in 1992 and is included in "other income (expense), net."
     On October 30, 1992, the Company entered into a three-year, $50 million loan agreement, amended November 30, 1992 to increase this facility by $25 million for a total of $75 million. The proceeds from the loan agreement were used primarily to redeem the Company's outstanding preferred stock. On January 31, 1994, funds from informal lines of credit were used to repay the $75 million loan agreement.
     On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and available for issuance. As of January 1, 1995, no securities had been issued under this shelf registration. In any future offering under such registration, net proceeds from sales of the securities would be used for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures and/or working capital.
     As of January 1, 1995, the Company was in compliance with the covenants covering all of its various borrowing agreements.
7. Derivative Financial Instruments
     The Company uses interest rate hedging products to cost effectively modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. These derivative financial instruments are not used for trading purposes.
     The Company uses interest rate swaps to alter the interest rate characteristics of its underlying debt and thereby realign the fixed/floating rate mix of its debt. Where an interest rate swap has been previously used, the Company's choices to alter the interest rate characteristics of its underlying debt include modification of the underlying debt instrument, termination of the existing swap or purchase of an offsetting swap. Each of these alternatives is considered and the most cost effective option is selected. Offsetting swaps rather than an original swap are sometimes used to help mitigate counterparty credit risk. If an offsetting swap is entered into with the same counterparty, a netting of payments occurs which reduces counterparty credit exposure as well as administrative burden. The offsetting swaps along with original swaps and the underlying debt are accounted for as a combined instrument. All of the Company's outstanding interest rate swap agreements are LIBOR-based.
                                       26

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company enters into interest rate cap agreements to limit the exposure to increasing interest rates with respect to its floating rate debt. Occasionally, forward rate agreements are used to fix the next interest rate reset period(s) on debt that is floating. There were no forward rate agreements outstanding on January 1, 1995.
     Derivative financial instruments are summarized as follows:

                                                                                   Jan. 1, 1995              Jan. 2, 1994
                                                                                           Remaining                Remaining
In Thousands                                                                    Amount       Term        Amount        Term
Interest rate swaps -- floating.............................................   $221,600    6-9 years    $221,600    7-10 years
Interest rate swaps -- fixed................................................    215,000    1-9 years     368,000    1-10 years
Interest rate caps..........................................................    110,000     .5 years     110,000     1.5 years

Collateral and Credit Risk
     In accordance with standard market practice, no collateral has been given or received by the Company in connection with the derivative financial instruments described above. The Company is exposed to credit loss in the event of nonperformance by the other parties to the various derivative financial transactions as disclosed above. The amount of such exposure is generally the net unrealized gain or loss by the counterparty in such contracts. The Company does not anticipate nonperformance by other parties. The Company has entered into these derivative financial transactions with numerous counterparties during the year. The financial instruments outstanding on January 1, 1995 as disclosed above were with seven commercial or investment banks. It is the Company's belief that these transactions do not represent any material concentration of credit risk.
Interest Rate Swap Activity
     The table below summarizes interest rate swap activity for the period ending January 1, 1995:

In Thousands
Total swaps, January 2, 1994.....................................................................................   $ 589,600
New swaps........................................................................................................
Terminated swaps.................................................................................................     (50,000)
Expired swaps....................................................................................................    (103,000)
Total swaps, January 1, 1995.....................................................................................   $ 436,600

     Deferred gains on terminated interest rate swap contracts were $4.2 million and $4.6 million on January 1, 1995 and January 2, 1994, respectively.
     The Company has entered into a series of hedging transactions that resulted in a weighted average interest rate of 7.0% for the debt portfolio as of January 1, 1995. The Company's overall weighted average borrowing rate on its long-term debt increased from an average of 5.9% during 1993 to an average of 6.6% during 1994.
     As of January 1, 1995, after taking into account all of the interest rate hedging activities, approximately 47% of the total debt portfolio of $433 million was subject to changes in short-term interest rates.
     A rate increase of 1% would increase annual interest expense by approximately $2 million and net income applicable to common shareholders for the year ended January 1, 1995 would have been reduced by approximately $1.2 million. Interest coverage as of January 1, 1995 would have been 2.8 times (versus 2.9 times) if interest rates increased by 1%.
                                       27

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:
Public Debt
     The fair values of the Company's public debt are based on estimated market prices.
Non-Public Variable Rate Long-Term Debt
     The carrying amounts of the Company's variable rate borrowings approximate their fair values.
Non-Public Fixed Rate Long-Term Debt
     The fair values of the Company's fixed rate long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Derivative Financial Instruments
     Fair values for the Company's interest rate swaps are based on current settlement values; fair values of the interest rate caps are negligible.
     The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                                                              Jan. 1, 1995                     Jan. 2, 1994
In Thousands                                                          Carrying Amount    Fair Value    Carrying Amount   Fair Value
Balance Sheet Instruments
  Public debt......................................................      $ 200,000        $ 201,119       $ 200,000      $ 225,223
  Non-public variable rate long-term debt..........................        213,420          213,420         213,335        213,335
  Non-public fixed rate long-term debt.............................         19,851           19,030          21,659         23,367
Off-Balance-Sheet Instruments
  Interest rate swaps..............................................                         (11,123)                        (7,478)

     The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.
                                       28

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Commitments and Guarantees
     Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $20.9 million, $17.3 million and $17.8 million for 1994, 1993 and 1992, respectively.
     The following is a summary of future minimum lease payments for all operating leases as of January 1, 1995:

In Thousands
1995...............................................................................................................   $19,175
1996...............................................................................................................    17,292
1997...............................................................................................................    14,542
1998...............................................................................................................    13,605
1999...............................................................................................................     9,720
Thereafter.........................................................................................................    21,341
Total minimum lease payments.......................................................................................   $95,675

     The Company is a member of one cooperative from which it is obligated to purchase a specified minimum number of plastic bottles on an annual basis through December 1998. The annual purchase commitment under this agreement is approximately $476,000. The Company is a member of another cooperative from which it is obligated to purchase a specified number of cases of canned finished product on an annual basis. The current annual purchase commitment under this agreement is approximately $16 million.
     The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. The Company also guarantees a portion of debt for South Atlantic Canners, Inc., a manufacturing cooperative that is being managed by the Company. See Note 13 to the consolidated financial statements for additional information concerning these financial guarantees. The total amounts guaranteed on January 1, 1995 and January 2, 1994 were $31.0 million and $13.1 million, respectively.
9. Income Taxes
     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), in 1992 with a charge of $109.1 million recorded as an "effect of accounting change." The provision for income taxes has been calculated under the requirements of SFAS 109 for all periods presented.
     The provision for income taxes on income before effect of accounting changes consisted of the following:

                                                                                                          Fiscal Year
In Thousands                                                                                      1994        1993       1992
Current:
  Federal.....................................................................................   $   304    $  1,921
  State.......................................................................................                          $   48
                                                                                                     304       1,921        48
Deferred:
  Federal.....................................................................................     8,957     (27,748)    2,227
  State.......................................................................................     1,213      (3,662)      493
  Benefit of acquired loss carryforwards used to reduce franchise value.......................                35,599
  Benefit (expense) of minimum pension liability adjustment...................................      (359)      3,072
  Other.......................................................................................       124
                                                                                                   9,935       7,261     2,720
Income tax expense............................................................................   $10,239    $  9,182    $2,768

     Income tax benefits of $1.7 million were recorded in 1994 in conjunction with the adoption of SFAS 112. Income tax benefits of $4.5 million were recorded in 1992 upon the adoption of SFAS 106.
                                       29

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company made income tax payments for alternative minimum tax of approximately $300,000 during 1994.
     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised a significant part of deferred income tax assets and liabilities were as follows:

                                                                                                         Jan. 1,     Jan. 2,
In Thousands                                                                                               1995        1994
Intangible assets.....................................................................................   $107,886    $102,680
Depreciation..........................................................................................     22,249      21,971
Investment in Piedmont................................................................................     18,715      19,030
Other.................................................................................................     16,920       9,154
Gross deferred income tax liabilities.................................................................    165,770     152,835
Net operating loss carryforwards......................................................................    (56,497)    (52,682)
Other.................................................................................................    (18,278)    (17,713)
Gross deferred income tax assets......................................................................    (74,775)    (70,395)
Tax benefit of minimum pension liability adjustment...................................................     (2,713)     (3,072)
Deferred income tax liability.........................................................................   $ 88,282    $ 79,368

     Net current deferred tax assets of $1.2 million and $.7 million were included in prepaid expenses and other current assets on January 1, 1995 and January 2, 1994, respectively.
     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes and effect of accounting changes at the statutory rate as follows:

                                                                                                          Fiscal Year
In Thousands                                                                                       1994       1993       1992
Statutory expense..............................................................................   $ 8,535    $ 8,405    $1,649
Amortization of franchise and goodwill assets..................................................       364        364       353
State income taxes, net of federal benefit.....................................................     1,244      1,185       373
Effect of change in statutory tax rates........................................................                2,100
Adjustment of valuation allowance..............................................................               (3,216)
Other..........................................................................................        96        344       393
Income tax expense.............................................................................   $10,239    $ 9,182    $2,768

     The Company had $3.0 million of investment tax credits available to reduce future income tax payments for federal income tax purposes on January 1, 1995. These credits expire in varying amounts through 2001.
     On January 1, 1995, the Company had $139 million and $174 million of federal and state net operating losses, respectively, available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2007.
     A valuation allowance of $29.9 million was recorded against certain income tax assets on January 3, 1993, primarily due to restrictions on the use of acquired net operating losses. The Company sold certain assets in connection with the 1993 formation of Piedmont that allowed utilization of these restricted net operating losses. The realization of the benefit from these net operating loss carryforwards resulted in a reduction of recorded franchise values of $35.6 million. Due to the Company's profitability, no valuation allowance was considered necessary on January 1, 1995.
     The Omnibus Budget Reconciliation Act of 1993 increased the maximum federal income tax rate from 34% to 35% effective January 1, 1993. This increase resulted in additional income tax expense of $2.1 million for the year ended January 2, 1994.
                                       30

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Redeemable Preferred Stock
     On April 20, 1990, the Company acquired all of the outstanding capital stock of Coca-Cola Bottling Works of Jackson, Incorporated and Jackson Coca-Cola Bottling Company, Inc. in Jackson, Tennessee. In connection with this acquisition, the Company issued 20,800 shares of its Series A Nonconvertible Preferred Stock, $100 par value. On November 30, 1992, the Company redeemed all outstanding shares of this preferred stock. Preferred dividends of $728,000 were paid in 1992 on these preferred shares.
11. Capital Transactions
     On April 9, 1993, the Company acquired all of the outstanding stock of Whirl-i-Bird, Inc. in exchange for 80,000 shares of the Company's Common Stock valued at $1.6 million (based on the closing market price of $20 per share on March 17, 1993). Whirl-i-Bird, Inc. had previously leased a helicopter to the Company from time to time and was wholly owned by J. Frank Harrison, Jr., the Chairman of the Board of Directors of the Company. On June 25, 1993, the Company issued 33,464 shares of its Common Stock to The Coca-Cola Company at a price of $20 per share. These shares were issued pursuant to a Stock Rights and Restrictions Agreement dated January 27, 1989 that provided The Coca-Cola Company a preemptive right to purchase a number of shares of the Company's equity securities as necessary to allow it to maintain ownership of both 29.67% of the outstanding shares of common stock of all classes and 22.59% of the total votes of all outstanding shares of all classes. This preemptive right was triggered by the issuance of shares pursuant to the Whirl-i-Bird transaction.
     On December 20, 1991, the Company issued 25,000 shares of its Series B Nonconvertible Preferred Stock to Coca-Cola Financial Corporation at a subscription price of $50 million. These funds were used by the Company to repay certain indebtedness of Sunbelt Coca-Cola Bottling Company, Inc. ("Sunbelt"). On October 30, 1992, the Company redeemed the $50 million of Series B Nonconvertible Preferred Stock with funds obtained from a $50 million three-year bank term loan. Dividends of $3.5 million were paid in 1992 on these preferred shares.
     On January 27, 1989, J. Frank Harrison, III, J. Frank Harrison, Jr. and Reid M. Henson, Co-Trustee, entered into a Voting Agreement with The Coca-Cola Company respecting all shares of Common Stock and Class B Common Stock of the Company which they hold or as to which, in the case of J. Frank Harrison, III and J. Frank Harrison, Jr., they had the right to vote or, as to Reid M. Henson, he had the right to vote as Co-Trustee of certain trusts (the "Voting Agreement"). Pursuant to the Voting Agreement, J. Frank Harrison, III, J. Frank Harrison, Jr. and Reid M. Henson, Co-Trustee, agreed to vote their shares of Common Stock and Class B Common Stock for a nominee (and any successor or replacement nominee) of The Coca-Cola Company for election to the Board of Directors of the Company. An irrevocable proxy was granted to J. Frank Harrison, III, for life and thereafter to J. Frank Harrison, Jr. by The Coca-Cola Company with respect to all shares of Class B Common Stock and Common Stock held by it during the term of the Voting Agreement (the "Irrevocable Proxy").
     The Irrevocable Proxy covers voting on the election of directors and any other matters on which holders of Common Stock or Class B Common Stock are entitled to vote; however, the Irrevocable Proxy does not cover voting with respect to any merger, consolidation, sale of all or substantially all of the Company's assets, any other corporate reorganization or other similar corporate transaction involving the Company in which Messrs. Harrison, III and Harrison, Jr. would not exercise voting control over, or The Coca-Cola Company would not have an equity interest in, the resulting entity.
     The Coca-Cola Company agreed in the Voting Agreement to support the control of the Company by the Harrison family, provided that Messrs. Harrison, III and Harrison, Jr. or either of them are actively involved in the Company's management.
     Shareholders with Class B Common Stock are entitled to 20 votes per share compared to one vote per share on the Common Stock. Dividends on the Class B Common Stock are permitted to equal, but not exceed, dividends on the Common Stock. On February 8, 1994, the Board of Directors increased the dividend for the first quarter of 1994 to $.25 per share on both the Common and Class B Common shares outstanding. This dividend rate was maintained throughout 1994.
     On March 8, 1989, the Company granted J. Frank Harrison, Jr. an option for the purchase of 100,000 shares of Common Stock exercisable at the closing market price of the stock on the day of grant. The closing market price of the stock on March 8, 1989 was $27.00 per share. The option is exercisable, in whole or in part, at any time at the election of
                                       31

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mr. Harrison, Jr. over a period of 15 years from the date of grant. This option has not been exercised with respect to any such shares.
     On August 9, 1989, the Company granted J. Frank Harrison, III an option for the purchase of 150,000 shares of Common Stock exercisable at the closing market price of the stock on the day of grant. The closing market price of the stock on August 9, 1989 was $29.75 per share. The option may be exercised, in whole or in part, during a period of 15 years beginning on the date of grant. The option is currently exercisable with respect to 120,000 shares and is exercisable with respect to an additional 7,500 shares annually. This option has not been exercised with respect to any such shares.
12. Benefit Plans
     Pension plan expense related to the Company-sponsored pension plans for 1994, 1993 and 1992 was $2,607,000, $2,484,000 and $812,000, respectively, including the pro rata share of past service costs, which are being amortized over 30 years. In addition, certain employees are covered by pension plans administered by unions. Expense associated with the union plans was $806,000, $736,000 and $709,000 for 1994, 1993 and 1992, respectively.
     Retirement benefits under the Company's principal pension plan are based on the employee's length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plan are based on the projected unit credit actuarial funding method and are limited to the amounts that are currently deductible for tax purposes.
     The following table sets forth the status of the Company-sponsored plans:

                                                                                                          Jan. 1,     Jan. 2,
In Thousands                                                                                                1995        1994
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $40,779 and $40,310.....................   $ 42,282    $ 43,507
Projected benefit obligation for service
  rendered to date.....................................................................................   $(47,355)   $(48,456)
Plan assets at fair market value.......................................................................     41,107      40,423
Projected benefit obligation in excess of plan assets..................................................     (6,248)     (8,033)
Unrecognized net loss..................................................................................     12,158      12,695
Unrecognized prior service cost........................................................................         12          42
Unrecognized net asset being amortized over 7 years....................................................       (280)       (349)
Additional minimum pension liability...................................................................     (6,816)     (8,686)
Pension liability......................................................................................   $ (1,174)   $ (4,331)

     Under the requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets, was recognized as of January 2, 1994. The increase in liabilities was charged directly to shareholders' equity. The minimum pension liability adjustment, net of income taxes, was $5.6 million on January 2, 1994. As of January 1, 1995, the minimum pension liability adjustment, net of income taxes, was $3.9 million.
                                       32

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Net periodic pension cost for the Company-sponsored pension plans included the following components:

                                                                                                          Fiscal Year
In Thousands                                                                                      1994       1993       1992
Service cost-benefits earned..................................................................   $ 1,916    $ 1,693    $ 1,141
Interest cost on projected benefit obligation.................................................     3,556      3,310      2,658
Actual return on plan assets..................................................................     1,169     (3,965)      (836)
Net amortization and deferral.................................................................    (4,034)     1,446     (2,151)
Net periodic pension cost.....................................................................   $ 2,607    $ 2,484    $   812

     The actuarial assumptions that were used for the Company's principal pension plan calculations were as follows:

                                                                                                                1994     1993
Weighted average discount rate used in determining the actuarial present value of the projected benefit
  obligation.................................................................................................   8.25 %     7.5%
Weighted average expected long-term rate of return on plan assets............................................    9.0 %     9.0%
Weighted average rate of compensation increase...............................................................   4.75 %     4.0%

     The Company provides a 401(k) Savings Plan for substantially all of its nonunion employees. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the earlier of two consecutive years of service while participating in the Savings Plan or after five years of service with the Company. The total cost for this benefit in 1994, 1993 and 1992 was $1,307,000, $1,491,000 and $603,000, respectively.
     During 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). Under SFAS 106, the Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service. Prior to 1992, the Company accounted for the cost of such benefits when the benefits were paid. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future. The accumulated postretirement benefit obligation as of December 30, 1991, which represented the portion of the expected cost of postretirement benefits attributable to employee service prior to that date, of $7.1 million (net of income tax benefits of $4.5 million) was charged to 1992 operations and appears in the consolidated statement of operations within the caption "effect of accounting changes."
     The components of postretirement benefit expense were as follows:

                                                                                                           Fiscal Year
In Thousands                                                                                         1994      1993      1992
Service cost -- benefits earned..................................................................   $  304    $  238    $  231
Interest cost on projected benefit obligation....................................................      989     1,223     1,348
Net postretirement benefit cost..................................................................   $1,293    $1,461    $1,579

     The accrued postretirement benefit obligation was comprised of the following components:

                                                                                                           Jan. 1,    Jan. 2,
In Thousands                                                                                                1995       1994
Accumulated postretirement benefit obligation:
  Retirees..............................................................................................   $ 9,163    $ 9,442
  Fully eligible active plan participants...............................................................     1,738      1,633
  Other active plan participants........................................................................     3,251      2,783
                                                                                                            14,152     13,858
Unrecognized transition asset...........................................................................       418        443
Unrecognized net loss...................................................................................    (1,622)    (1,942)
Accrued postretirement benefit obligation...............................................................   $12,948    $12,359

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Future postretirement benefit costs were estimated assuming the rate of medical cost increases would decline over a four-year period from a 10% increase beginning January 1, 1994 to 7% beginning January 1, 1997, and then decline to a 6.25% annual increase thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation on January 1, 1995 by approximately $1.6 million and postretirement benefit expense in 1994 would have increased by approximately $200,000. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 8.25% and 7.5% as of January 1, 1995 and January 2, 1994, respectively.
     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. The Company adopted the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994, and recorded a one-time, after-tax charge of $2.2 million.
13. Related Party Transactions
     The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases a substantial majority of its requirements of concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $187 million, $158 million and $140 million in 1994, 1993 and 1992, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. Additionally, the Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in territories operated by the Company. Total direct marketing support provided to the Company by The Coca-Cola Company was approximately $32 million, $28 million and $32 million in 1994, 1993 and 1992, respectively. In addition, the Company paid approximately $15 million, $13 million and $14 million in 1994, 1993 and 1992, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.
     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a majority of the soft drink products for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product to Piedmont during 1994 and the six months ended January 2, 1994, at cost, totaling $75.9 million and $38.9 million, respectively. The Company earned $10.1 million and $4.8 million pursuant to its management agreement with Piedmont for 1994 and 1993, respectively. Also, the Company subleased various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to approximately $693,000 and $380,000 in 1994 and 1993, respectively. In addition, Piedmont subleased various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $56,000 and $2,000 in 1994 and 1993, respectively.
     On December 20, 1991, the Company acquired all of the outstanding capital stock of Sunbelt for approximately $15.2 million. Approximately $4.4 million of the purchase price was paid in cash to The Coca-Cola Company and one of its affiliates (former shareholders of Sunbelt).
     In connection with the acquisition of Sunbelt, the Company entered into an agreement providing for a $230 million bridge facility with CCFC. On December 20, 1991, the Company borrowed $152.5 million under this agreement to repay certain indebtedness of Sunbelt. The Company also issued $50 million of Series B Nonconvertible Preferred Stock to CCFC. During the first quarter of 1992, the Company refinanced the $230 million bridge facility from CCFC. Interest paid to CCFC in 1992 under the bridge facility agreement amounted to $1.6 million. On October 30, 1992, the Company redeemed the $50 million of Series B Nonconvertible Preferred Stock held by CCFC with funds obtained from a $50 million three-year bank term loan. Dividends paid to CCFC in 1992 on these preferred shares totaled $3.5 million.
     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an
                                       34

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS agreement pursuant to which the Company leased the property for a 10-year term beginning on December 1, 1992. A North Carolina corporation owned entirely by J. Frank Harrison, Jr. serves as sole general partner of the limited partnership. The sole limited partner of this limited partnership is a trust as to which J. Frank Harrison, III and Reid M. Henson are co-trustees. The annual base rent the Company is obligated to pay for its lease of the Snyder Production Center is approximately $1.9 million. The base rent is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $2,007,000, $1,947,000 and $162,000 in 1994, 1993 and 1992, respectively.
     On June 1, 1993, the Company entered into a 10-year lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison,
III. The annual base rent the Company is obligated to pay under this lease is approximately $1.2 million. The base rent is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $1,560,000 and $738,000 in 1994 and 1993, respectively.
     The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $44 million, $47 million and $46 million in 1994, 1993 and 1992, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. On January 1, 1995, such guarantee amounted to approximately $20.0 million.
     The Company has also guaranteed a portion of debt for South Atlantic Canners, Inc., a manufacturing cooperative that is being managed by the Company. On January 1, 1995, such guarantee was approximately $11.0 million.
     See Note 11 to the consolidated financial statements for information concerning the Whirl-i-Bird transaction.
14. Litigation
     On March 4, 1993, a Complaint was filed against the Company, the predecessor bottling company for the Laurel, Mississippi territory and other unnamed parties by the testatrix spouse of a deceased former employee of the predecessor bottler. This suit alleges misrepresentation and fraud in connection with the severance package offered to employees terminated by the predecessor bottler in connection with the acquisition of the Laurel franchise subsidiary of the Company. Plaintiff seeks damages in an amount up to $18 million in compensatory and punitive damages. The Company believes that the Complaint is without merit and its ultimate disposition will not have a material adverse effect on the financial condition or results of operations of the Company.
15. Supplemental Disclosures of Cash Flow Information
     Changes in current assets and current liabilities affecting cash, net of effects from acquisitions and divestitures and effects of accounting changes, were as follows:

                                                                                                          Fiscal Year
In Thousands                                                                                      1994       1993       1992
Accounts receivable, trade, net...............................................................   $(2,796)   $(9,319)   $ 7,762
Due from Piedmont.............................................................................     1,071     (2,454)
Accounts receivable, other....................................................................     5,710     (3,524)    (3,034)
Inventories...................................................................................    (4,338)    (2,939)     5,841
Prepaid expenses and other assets.............................................................    (1,729)      (845)     4,257
Portion of long-term debt payable within one year.............................................      (411)      (793)    (3,699)
Accounts payable and accrued liabilities......................................................    (7,970)    21,872     (6,933)
Accrued compensation..........................................................................     2,040       (251)    (3,291)
Accrued interest payable......................................................................     1,167       (934)     3,881
Decrease (increase)...........................................................................   $(7,256)   $   813    $ 4,784

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Cash payments for interest and income taxes were as follows:

                                                                                                         Fiscal Year
In Thousands                                                                                     1994       1993       1992
Interest.....................................................................................   $30,218    $31,417    $31,917
Income taxes (refunds).......................................................................        56      2,900        (25)

16. Quarterly Financial Data (Unaudited)
     Set forth below are unaudited quarterly financial data for the fiscal years ended January 1, 1995 and January 2, 1994.

In Thousands (Except Per Share Data)                                                              Quarter
Year Ended January 1, 1995                                                         1           2           3           4
Net sales....................................................................   $163,817    $200,692    $188,418    $170,969
Gross margin.................................................................     66,333      81,751      75,864      72,808
Income before effect of accounting change....................................      1,510       6,700       4,899       1,038
Effect of accounting change..................................................     (2,211)
Net income (loss)............................................................       (701)      6,700       4,899       1,038
Per share:
  Income before effect of accounting change..................................        .16         .72         .53         .11
  Effect of accounting change................................................       (.24)
  Net income (loss)..........................................................       (.08)        .72         .53         .11
Weighted average number of common shares outstanding.........................      9,294       9,294       9,294       9,294

In Thousands (Except Per Share Data)                                                              Quarter
Year Ended January 2, 1994                                                         1           2           3           4
Net sales....................................................................   $154,267    $194,506    $182,149    $156,038
Gross margin.................................................................     69,842      85,635      73,391      62,015
Income before income taxes...................................................      2,568      10,647       8,507       2,293
Net income...................................................................      1,349       6,035       5,716       1,733
Per share:
  Net income.................................................................        .15         .65         .62         .18
Weighted average number of common shares outstanding.........................      9,181       9,261       9,294       9,294

                       REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF COCA-COLA BOTTLING CO. CONSOLIDATED
     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) of this filing present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     During 1992 the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions, as described in Notes 9 and
12. During 1994, the Company changed its method of accounting for postemployment benefits, as described in Note 12.
PRICE WATERHOUSE LLP
Charlotte, North Carolina
February 24, 1995
                                       37

     The financial statement schedules required by Regulation S-X are set forth in response to Item 14 below.
     The supplementary data required by Item 302 of Regulation S-K is set forth in Note 16 to the financial statements.
Item 9 -- Changes in and disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
                                       38

                                    PART III
Item 10 -- Directors and Executive Officers of the Company
     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see the "Election of Directors" and "Certain Transactions" sections of the Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference. For information with respect to Section 16 reports for directors and executive officers of the Company, see the "Election of Directors -- Beneficial Ownership of Management" section of the Proxy Statement for the 1995 Annual Meeting of Shareholders.
Item 11 -- Executive Compensation
     For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference (other than the subsections entitled "Report of the Compensation Committee on Annual Compensation of Executive Officers" and "Common Stock Performance," which are specifically excluded from such incorporation).
Item 12 -- Security Ownership of Certain Beneficial Owners and Management
     For information with respect to security ownership of certain beneficial owners and management, see the "Principal Shareholders" and "Election of Directors -- Beneficial Ownership of Management" sections of the Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.
Item 13 -- Certain Relationships and Related Transactions
     For information with respect to certain relationships and related transactions, see the "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" sections of the Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.
                                    PART IV
Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
     A. List of Documents filed as part of this report.
        1. Financial Statements
           Report of Independent Accountants
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Cash Flows
       Consolidated Statements of Changes in Shareholders' Equity
       Notes to Consolidated Financial Statements
           2. Financial Statement Schedules
                   The following financial statement schedules are filed as part of this report following this Item 14. The Report of Independent Accountants with respect to the financial statement schedules is included in Item 8 above.
              Schedule II -- Valuation and Qualifying Accounts and Reserves
                   All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
                                       39

              3. Listing of Exhibits:
          (i) Exhibits Incorporated by Reference:

 (3.1)    Bylaws of the Company, as amended.
 (3.2)    Restated Certificate of Incorporation of the Company.
 (4.1)    Specimen of Common Stock Certificate.
 (4.2)    Credit Agreement dated as of March 17, 1992 among the Company and NationsBank of North Carolina, as Agent, and other banks named therein.
 (4.3)    Amendment No. 1 to Amended and Restated Revolving Credit and Reimbursement Agreement, dated as of March 27, 1992 between the Company and NationsBank of North Carolina.
 (4.4)    Specimen Fixed Rate Note under the Company's Medium-Term Note Program, pursuant to which it may issue, from time to time, up to $200 million aggregate principal amount of its Medium-Term Notes, Series A.
 (4.5)    Specimen Floating Rate Note under the Company's Medium-Term Note Program, pursuant to which it may issue, from time to time, up to $200 million aggregate principal amount of its Medium-Term Notes, Series A.
 (4.6)    Indenture dated as of October 15, 1989 between the Company and Manufacturers Hanover Trust Company of California, as
          Trustee, in connection with the Company's $200 million shelf registration of its Medium-Term Notes, Series A, due from nine months to 30 years from date of issue.
 (4.7)    Selling Agency Agreement, dated as of February 14, 1990, between the Company and Salomon Brothers and Goldman Sachs, as Agents, in connection with the Company's $200 million Medium-Term Notes, Series A, due from nine months to 30 years from date of issue.
 (4.8)    Commercial Paper Agreement, dated as of December 13, 1989, between the Company and Goldman Sachs Money Markets,
          Inc., as co-agent.
 (4.9)    Form of Debenture issued by the Company to two shareholders of Sunbelt Coca-Cola Bottling Company, Inc. dated as of
          December 19, 1991.
 (4.10)   Commercial Paper Dealer Agreement, dated as of February 11, 1993, between the Company and Citicorp Securities
          Markets, Inc., as co-agent.
 (4.11)   Form of Indenture, dated as of July 20, 1994, between the Company and NationsBank of Georgia, N.A., as Trustee.
 (4.12)   The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.
(10.1)    Employment Agreement of James L. Moore, Jr. dated as of March 16, 1987.
(10.2)    Stock Rights and Restrictions Agreement by and between Coca-Cola Bottling Co. Consolidated and The
          Coca-Cola Company dated January 27, 1989.
(10.3)    Description and examples of bottling franchise agreements between the Company and The Coca-Cola Company.
(10.4)    Lease, dated as of December 11, 1974, by and between the Company and the Ragland Corporation, related to the production/distribution facility in Nashville, Tennessee.
(10.5)    Amendment to Lease Agreement designated as Exhibit 10.4.
(10.6)    Second Amendment to Lease Agreement designated as Exhibit 10.4.
(10.7)    Supplemental Savings Incentive Plan, dated as of April 1, 1990 between certain Eligible Employees of the Company and the Company.
(10.8)    Description and example of Deferred Compensation Agreement, dated as of October 1, 1987, between Eligible Employees of the Company and the Company under the Officer's Split-Dollar Life Insurance Plan.
(10.9)    Consolidated/Sunbelt Acquisition Agreement, dated as of December 19, 1991, by and among the Company and the shareholders of Sunbelt Coca-Cola Bottling Company, Inc.
(10.10)   Officer Retention Plan, dated as of January 1, 1991, between certain Eligible Officers of the Company and the
          Company.
(10.11)   Acquisition Agreement, by and among Sunbelt Coca-Cola Bottling Company, Inc., Sunbelt Carolina Acquisition Company,
          Inc., certain of the common stockholders of Coca-Cola Bottling Co. Affiliated, Inc., and the stockholders of TRNH,
          Inc., dated as of November 7, 1989.
(10.12)   Amendment Number One to the Sunbelt/Affiliated Acquisition Agreement, dated as of December 29, 1989, between Sunbelt
          Coca-Cola Bottling Company, Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common stockholders of
          Coca-Cola Bottling Co. Affiliated, Inc. and the stockholders of TRNH, Inc.
(10.13)   Amendment Number Two to the Sunbelt/Affiliated Acquisition Agreement, dated as of December 29, 1989, between Sunbelt
          Coca-Cola Bottling Company, Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common stockholders of
          Coca-Cola Bottling Co. Affiliated, Inc. and the stockholders of TRNH, Inc.

                                       40

(10.14)   Amendment Number Three to the Sunbelt/Affiliated Acquisition Agreement, dated as of December 29, 1989, between
          Sunbelt Coca-Cola Bottling Company, Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common stockholders of Coca-Cola Bottling Co. Affiliated, Inc. and the stockholders of TRNH, Inc.
(10.15)   Lease Agreement, dated as of November 30, 1992, between the Company and Harrison Limited Partnership One, related to the Snyder Production Center in Charlotte, North Carolina.
(10.16)   Termination and Release Agreement dated as of March 27, 1992 by and among Sunbelt Coca-Cola Bottling Company,
          Coca-Cola Bottling Co. Affiliated, Inc., the agent for holders of certain debentures of Sunbelt issued pursuant to a certain Indenture dated as of January 11, 1990, as amended, and Wilmington Trust Company which acted as trustee under the Indenture.
(10.17)   Reorganization Plan and Agreement by and among Coca-Cola Bottling Co. Consolidated, Chopper Acquisitions, Inc.,
          Whirl-i-Bird, Inc. and J. Frank Harrison, Jr.
(10.18)   Partnership Agreement of Carolina Coca-Cola Bottling Partnership, dated as of July 2, 1993, by and among Carolina
          Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc.,
          Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.
(10.19)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Partnership, Coca-Cola
          Bottling Co. Affiliated, Inc. and Coca-Cola Bottling Co. Consolidated.
(10.20)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Partnership,
          Fayetteville Coca-Cola Bottling Company and Coca-Cola Bottling Co. Consolidated.
(10.21)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Partnership, Palmetto
          Bottling Company and Coca-Cola Bottling Co. Consolidated.
(10.22)   Definition and Adjustment Agreement, dated July 2, 1993, by and among Carolina Coca-Cola Bottling Partnership,
          Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Consolidated, CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling
          Investments, Inc., The Coca-Cola Company, Carolina Coca-Cola Holding Company, The Coastal Coca-Cola Bottling
          Company, Eastern Carolina Coca-Cola Bottling Company, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville
          Coca-Cola Bottling Company and Palmetto Bottling Company.
(10.23)   Management Agreement, dated as of July 2, 1993, by and among Coca-Cola Bottling Co. Consolidated, Carolina Coca-Cola
          Bottling Partnership, CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures,
          Inc. and Palmetto Bottling Company.
(10.24)   Post-Retirement Medical and Life Insurance Benefit Reimbursement Agreement, dated July 2, 1993, by and between
          Carolina Coca-Cola Bottling Partnership and Coca-Cola Bottling Co. Consolidated.
(10.25)   Aiken Asset Purchase Agreement, dated as of August 6, 1993 by and among Carolina Coca-Cola Bottling Partnership,
          Palmetto Bottling Company and Coca-Cola Bottling Co. Consolidated.
(10.26)   Aiken Definition and Adjustment Agreement, dated as of August 6, 1993, by and among Carolina Coca-Cola Bottling
          Partnership, Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Consolidated, Carolina Coca-Cola Bottling Investments,
          Inc., The Coca-Cola Company and Palmetto Bottling Company.
(10.27)   Lease Agreement, dated as of June 1, 1993, between the Company and Beacon Investment Corporation, related to the
          Company's corporate headquarters in Charlotte, North Carolina.
(10.28)   Amended and Restated Guaranty Agreement, dated as of July 15, 1993 re: Southeastern Container, Inc.
(10.29)   Agreement, dated as of December 23, 1993, between the Company and Western Container Corporation covering purchase of
          PET bottles.
(10.30)   Management Agreement, dated as of June 1, 1994, by and among Coca-Cola Bottling Co. Consolidated and South Atlantic
          Canners, Inc.
(10.31)   Guaranty Agreement, dated as of July 22, 1994, between Coca-Cola Bottling Co. Consolidated and Wachovia Bank of
          North Carolina, N.A.
(10.32)   Master Lease Agreement, beginning on May 31, 1988, with Schedules 1 through 3, between the Company and General
          Electric Capital Corporation covering various vehicles.
(10.33)   Lease Agreement, dated as of July 17, 1988, between the Company and GE Capital Fleet Services covering various vehicles.
(10.34)   Master Motor Vehicle Lease Agreement, dated as of December 15, 1988, with Schedule 4 between the Company and
          Citicorp North America, Inc. covering various vehicles.
(10.35)   Master Lease Agreement, beginning on April 12, 1989, with Schedule 1, between the Company and Citicorp North
          America, Inc. covering various equipment.
(10.36)   Schedules 2 through 6 of a Master Lease Agreement, beginning on April 12, 1989, between the Company and Citicorp
          North America, Inc. covering various forklifts and vending machines.
(10.37)   Schedule 7 of a Master Lease Agreement, beginning on April 12, 1989, between the Company and Citicorp North America,
          Inc. covering various vending machines.
(10.38)   Schedules 8 and 9 of a Master Lease Agreement, beginning on April 12, 1989, between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.39)   Schedule 14 of a Master Motor Vehicle Lease Agreement, beginning on November 14, 1988, between the Company and
          Citicorp North America, Inc. covering various vehicles.

                                       41

(10.40)   Master Lease Agreement, dated as of January 7, 1992 between the Company and Signet Leasing and Financial
          Corporation, and Schedules 1 through 4, covering various vehicles.
(10.41)   Schedule No. 1, dated as of March 16, 1992, of a Master Lease Agreement between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.42)   Schedule No. 2, dated as of April 27, 1992, of a Master Lease Agreement between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.43)   Schedule No. 3, dated as of June 8, 1992, of a Master Lease Agreement between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.44)   Schedule No. 4, dated as of July 13, 1992, of a Master Lease Agreement between the Company and Citicorp North
          America, Inc. covering various vending machines.
(10.45)   Amended Schedules No. 1, 2 and 4 of a Master Lease Agreement, dated as of January 7, 1992 between the Company and
          Signet Leasing and Financial Corporation, covering various vehicles.
(10.46)   Schedules No. 1A, 5, 6, 7 and 8 of a Master Lease Agreement, dated as of January 7, 1992 between the Company and
          Signet Leasing and Financial Corporation, covering various vehicles and forklifts.
(10.47)   Master Equipment Lease, dated as of February 9, 1993, between the Company and Coca-Cola Financial Corporation covering various vending machines.
(10.48)   Motor Vehicle Lease Agreement No. 790855, dated as of December 31, 1992, between the Company and Citicorp Leasing,
          Inc. covering various vehicles.
(10.49)   Schedules 1 through 5 of the Motor Vehicle Lease Agreement No. 790855, beginning on December 31, 1992, between the
          Company and Citicorp Leasing, Inc. covering various vehicles.
(10.50)   Amended and Restated Leasing Schedules No. 1, 3, 5, 6, 8, 9, 11, 12 and 13 of a Master Motor Vehicle Lease
          Agreement, dated as of November 14, 1988, between the Company and Citicorp North America, Inc. covering various vehicles.
(10.51)   Schedule 10 of a Master Lease Agreement, dated as of January 7, 1992 between the Company and Signet Leasing and
          Financial Corporation covering various forklifts.
(10.52)   Schedule No. 5, dated as of August 10, 1992, of a Master Lease Agreement between the Company and Citicorp Leasing,
          Inc. covering various vending machines.
(10.53)   Schedule No. 6, dated as of September 17, 1992, of a Master Lease Agreement between the Company and Citicorp
          Leasing, Inc. covering various vending machines.
(10.54)   Schedule No. 7, dated as of December 7, 1992, of a Master Lease Agreement between the Company and Citicorp Leasing,
          Inc. covering various vending machines.
(10.55)   Schedule No. 8, dated as of January 4, 1993, of a Master Lease Agreement between the Company and Citicorp Leasing,
          Inc. covering various vending machines.
(10.56)   Schedule No. 9, dated as of March 4, 1993, of a Master Lease Agreement between the Company and Citicorp Leasing,
          Inc. covering various vending machines.
(10.57)   Lease Funding No. 1, dated April 30, 1993, of a Master Equipment Lease between the Company and Coca-Cola Financial
          Corporation covering various vending machines.
(10.58)   Amended and Restated Schedule No. 7, dated April 27, 1993, of Motor Vehicle Lease Agreement No. 743918 between the
          Company and Citicorp North America, Inc. covering various vehicles.
(10.59)   Lease Funding No. 2, dated as of June 1, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.60)   Lease Funding No. 3, dated as of July 12, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.61)   Schedule No. 12 of a Master Lease Agreement, dated as of April 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.62)   Schedule No. 13 of a Master Lease Agreement, dated as of April 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.63)   Lease Funding No. 4, dated as of August 24, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.64)   Lease Funding No. 5, dated as of September 30, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.65)   Schedule No. 11 of a Master Lease Agreement, dated as of July 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.66)   Schedule No. 14 of a Master Lease Agreement, dated as of July 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.67)   Schedule No. 15 of a Master Lease Agreement, dated as of July 1, 1993, between the Company and Signet Leasing and
          Financial Corporation covering various vehicles.
(10.68)   Lease Funding No. 6, dated as of November 1, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.69)   Lease Funding No. 7, dated as of November 17, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.

                                       42

(10.70)   Lease Funding No. 8, dated as of December 30, 1993, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.71)   Master Lease Agreement, dated as of February 18, 1992, between the Company and Citicorp Leasing, Inc. covering various equipment.
(10.72)   Lease Funding No. 94001, dated as of March 11, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.73)   Lease Funding No. 94002, dated as of April 25, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.74)   Lease Funding No. 94003, dated as of May 12, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.75)   Lease Funding No. 94004, dated as of June 3, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.76)   Lease Funding No. 94005, dated as of June 22, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.77)   Lease Funding No. 94006, dated as of July 8, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.78)   Lease Funding No. 94007, dated as of August 12, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.79)   Lease Funding No. 94008, dated as of September 7, 1994, of a Master Equipment Lease between the Company and
          Coca-Cola Financial Corporation covering various vending machines.
(10.80)   Lease Funding No. 94009, dated as of October 10, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.81)   Lease Funding No. 94010, dated as of October 26, 1994, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
          (ii) Other Exhibits:
 (4.13)   Amended and restated agreement, dated as of November 14, 1994, between the Company and Goldman Sachs Money Markets,
          L.P.
 (4.14)   Issuing and Paying Agency Agreement, dated as of September 30, 1994, between the Company and BankAmerica National
          Trust Company as issuing and paying agent.
(10.82)   Description of the Company's 1995 Bonus Plan for officers.
(10.83)   Selling Agency Agreement, dated as of March 3, 1995, between the Company, Salomon Brothers Inc and Citicorp
          Securities, Inc.
(10.84)   Amendment, dated as of May 18, 1994, to Employment Agreement designated as Exhibit 10.1.
(10.85)   Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.
(10.86)   Stock Option Agreement, dated as of March 8, 1989, of J. Frank Harrison, Jr.
(10.87)   Stock Option Agreement, dated as of August 9, 1989, of J. Frank Harrison, III.
(10.88)   Lease Funding No. 94011, dated as of November 30, 1994, of a Master Equipment Lease between the Company and
          Coca-Cola Financial Corporation covering various vending machines.
(10.89)   Lease Funding No. 94012, dated as of December 19, 1994, of a Master Equipment Lease between the Company and
          Coca-Cola Financial Corporation covering various vending machines.
(10.90)   Lease Funding No. 94013, dated as of January 17, 1995, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.91)   Lease Funding No. 95001, dated as of February 8, 1995, of a Master Equipment Lease between the Company and Coca-Cola
          Financial Corporation covering various vending machines.
(10.92)   Supplemental Indenture, dated as of March 3, 1995, between the Company and NationsBank of Georgia, National
          Association, as Trustee.
(21.1)    List of subsidiaries.
(23.1)    Accountants Consent to Incorporation by Reference into Form S-3 (Registration No. 33-4325) and Form S-3
          (Registration No. 33-54657).
(27.1)    Financial data schedule for period ended January 1, 1995.
(99.1)    Information, financial statements and exhibits required by Form 11-K with respect to the Coca-Cola Bottling Co.
          Consolidated Savings Plan.*

* To be supplied by amendment.
     B. Reports on Form 8-K.
        There were no Current Reports on Form 8-K filed by the Company during the fourth quarter of 1994.
     D. Audited Financial Statements of Piedmont Coca-Cola Bottling Partnership.
                                       43

                                                                     Schedule II
                          COCA-COLA BOTTLING CO. CONSOLIDATED
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    (IN THOUSANDS)

                                                                                Additions
                                                                  Balance at    Charged to
                                                                  Beginning     Costs and                                Balance at
        Description                                                of Year       Expenses     Other (1)    Deductions    End of Year
        Allowance for doubtful accounts:
        Fiscal year ended January 1, 1995......................    $    425      $    600                    $  625        $   400
        Fiscal year ended January 2, 1994......................    $    400      $    443     $     (20)     $  398        $   425
        Fiscal year ended January 3, 1993......................    $  1,104      $    118                    $  822        $   400
        Deferred tax assets valuation allowance:
        Fiscal year ended January 2, 1994......................    $ 29,934                   $ (26,718)     $3,216        $     0
        Fiscal year ended January 3, 1993......................                  $ 29,934                                  $29,934

        (1) Arising from business combinations and divestitures.
                                       44

                       REPORT OF INDEPENDENT ACCOUNTANTS
TO THE PARTNERS OF PIEDMONT
COCA-COLA BOTTLING PARTNERSHIP
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of partners' equity present fairly, in all material respects, the financial position of Piedmont Coca-Cola Bottling Partnership and its subsidiary at January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for the year ended January 1, 1995 and for the period July 2, 1993 through January 2, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
PRICE WATERHOUSE LLP
Charlotte, North Carolina
February 24, 1995
                                       45

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                                  In Thousands

                                                                                                         Jan. 1,     Jan. 2,
                                                                                                           1995        1994
ASSETS
Current assets:
Cash..................................................................................................   $    424    $    411
Accounts receivable, trade, less allowance for doubtful accounts of $104 and $200.....................     12,579      11,651
Accounts receivable from The Coca-Cola Company........................................................      1,119       1,264
Accounts receivable, other............................................................................        665       1,036
Inventories...........................................................................................      3,929       3,468
Prepaid expenses and other current assets.............................................................        191         164
  Total current assets................................................................................     18,907      17,994
Property, plant and equipment, less accumulated depreciation of $5,165 and $1,526.....................     31,510      26,442
Other assets..........................................................................................      3,138       1,521
Identifiable intangible assets, less accumulated amortization of $11,367 and $3,742...................    293,145     300,415
Excess of cost over fair value of net assets of businesses acquired, less accumulated amortization of
  $1,160 and $366.....................................................................................     30,578      34,959
  Total...............................................................................................   $377,278    $381,331
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities..............................................................   $  4,424    $  6,076
Accounts payable to The Coca-Cola Company.............................................................        112         665
Due to Coca-Cola Bottling Co. Consolidated............................................................      1,383       2,454
Accrued interest payable..............................................................................      1,116         672
  Total current liabilities...........................................................................      7,035       9,867
Deferred income taxes.................................................................................     29,794      35,359
Other liabilities.....................................................................................      9,991       9,305
Long-term debt........................................................................................    195,000     190,000
  Total liabilities...................................................................................    241,820     244,531
Partners' equity:
Partner's investment-The Coca-Cola Company............................................................     67,729      68,400
Partner's investment-Coca-Cola Bottling Co. Consolidated..............................................     67,729      68,400
  Total partners' equity..............................................................................    135,458     136,800
  Total...............................................................................................   $377,278    $381,331

          See Accompanying Notes to Consolidated Financial Statements.
                                       46

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  In Thousands

                                                                                                                For the Period
                                                                                                     Fiscal      July 2, 1993
                                                                                                      Year          through
                                                                                                      1994      January 2, 1994
Net sales........................................................................................   $194,054        $91,259
Cost of products sold (includes purchases from Coca-Cola Bottling Co. Consolidated of $75,879 and
  $38,944).......................................................................................    109,563         52,535
Gross margin.....................................................................................     84,491         38,724
Selling expenses.................................................................................     50,283         24,222
General and administrative expenses..............................................................     15,152          7,629
Depreciation expense.............................................................................      3,932          1,556
Amortization of goodwill and intangibles.........................................................      8,419          4,108
Income from operations...........................................................................      6,705          1,209
Interest expense.................................................................................      9,866          4,276
Other income, net................................................................................         14            127
Loss before income taxes.........................................................................     (3,147)        (2,940)
Income tax expense (benefit).....................................................................     (1,805)           260
Net loss.........................................................................................   $ (1,342)       $(3,200)

          See Accompanying Notes to Consolidated Financial Statements.
                                       47

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                  In Thousands

                                                                                              The Coca-Cola    Coca-Cola Bottling
                                                                                                 Company        Co. Consolidated
Balance, July 2, 1993......................................................................      $     0            $      0
Investment of partners.....................................................................       70,000              70,000
Net loss...................................................................................       (1,600)             (1,600)
Balance, January 2, 1994...................................................................       68,400              68,400
Net loss...................................................................................         (671)               (671)
Balance, January 1, 1995...................................................................      $67,729            $ 67,729

          See Accompanying Notes to Consolidated Financial Statements.
                                       48

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In Thousands

                                                                                                                 For the Period
                                                                                                      Fiscal      July 2, 1993
                                                                                                       Year          through
                                                                                                       1994      January 2, 1994
Cash Flows from Operating Activities:
Net loss...........................................................................................   $(1,342)      $  (3,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation expense.............................................................................     3,932           1,556
  Amortization of goodwill and intangibles.........................................................     8,419           4,108
  Deferred income taxes............................................................................    (1,545)           (425)
  Losses on sale of property, plant and equipment..................................................        19
  Amortization of debt costs.......................................................................        51              14
  Increase in current assets less current liabilities..............................................    (4,165)            (33)
  Increase in other noncurrent assets..............................................................    (1,631)         (1,363)
  Increase (decrease) in other noncurrent liabilities..............................................      (881)          1,437
  Other............................................................................................      (344)            (69)
Total adjustments..................................................................................     3,855           5,225
Net cash provided by operating activities..........................................................     2,513           2,025
Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt.......................................................     5,000         190,000
Other..............................................................................................     1,530             (12)
Net cash provided by financing activities..........................................................     6,530         189,988
Cash Flows from Investing Activities:
Additions to property, plant and equipment.........................................................    (9,371)         (4,566)
Proceeds from the sale of property, plant and equipment............................................       696           1,208
Cash investment of partners........................................................................                    91,746
Acquisition of bottling territories, net of cash...................................................      (355)       (279,990)
Net cash used in investing activities..............................................................    (9,030)       (191,602)
Net increase in cash...............................................................................        13             411
Cash at beginning of period........................................................................       411               0
Cash at end of period..............................................................................   $   424       $     411

          See Accompanying Notes to Consolidated Financial Statements.
                                       49

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
     Piedmont Coca-Cola Bottling Partnership ("Piedmont") is engaged in the marketing and distribution of soft drinks, primarily products of The Coca-Cola Company.
     The consolidated financial statements include the accounts of Piedmont and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
     The fiscal periods presented are the 52-week year ended January 1, 1995 and the 26-week period from July 2, 1993 (date of inception) through January 2, 1994.
     Piedmont's more significant accounting policies are as follows:
Cash and Cash Equivalents
     Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.
Inventories
     Inventories are stated at the lower of cost, primarily determined on the first-in, first-out basis, or market.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and the gains or losses, if any, are reflected in income.
Income Taxes
     Piedmont provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the assets and liabilities of CCBC of Wilmington, Inc., a corporation wholly owned by Piedmont.
Benefit Plans
     Piedmont leases all of its active employees from Coca-Cola Bottling Co. Consolidated ("Consolidated"). Benefit plans of Consolidated cover these employees. Piedmont assumed the postretirement benefit obligation on July 2, 1993 for certain retired employees of the bottling operations that were sold or contributed by Consolidated and The Coca-Cola Company. Piedmont adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" upon its formation on July 2, 1993.
Intangible Assets and Excess of Cost Over Fair Value of Net Assets of Businesses Acquired
     Identifiable intangible assets resulting from the acquisition of Coca-Cola bottling franchises and the excess of cost over fair value of net assets of businesses acquired are being amortized on a straight-line basis over 40 years.
     Piedmont continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of an intangible asset, Piedmont will undertake necessary market studies and reevaluate projected future cash flows associated with the intangible asset. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the intangible asset, the impaired asset is written down to its net realizable value.
                                       50

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments
     Unamortized deferred gains or losses on interest rate swap terminations are amortized over the terms of the initial agreements as an adjustment to interest expense. Amounts receivable or payable under interest rate swap agreements are included in other assets or other liabilities.
     Forward rate agreements have been used to fix the interest rate reset periods on a portion of debt that was floating. The differential to be paid or received under these agreements is accrued as interest rates change and is recognized as an adjustment to interest expense over the terms of the agreements. Amounts receivable or payable under forward rate agreements are included in other assets or other liabilities.
2. Formation of Piedmont Coca-Cola Bottling Partnership
     On July 2, 1993, Consolidated and The Coca-Cola Company formed Piedmont to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. Consolidated and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. Consolidated provides a majority of the soft drink products for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.
     Subsidiaries of Consolidated and The Coca-Cola Company each made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by Consolidated's subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with Consolidated's Wilson, North Carolina and Greenville and Beaufort, South Carolina territories. Consolidated sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. The Coca-Cola Company sold territories to Piedmont for an aggregate purchase price of approximately $160.5 million. Assets acquired from and contributed by Consolidated and The Coca-Cola Company totaled $385.0 million and related liabilities aggregated $58.1 million. Assets were sold or contributed to Piedmont at their approximate carrying values. The acquisition of bottling territories was accounted for under the purchase method of accounting.
3. Inventories
     Inventories are summarized as follows:

In Thousands                                                                                         Jan. 1, 1995     Jan. 2, 1994
Finished products.................................................................................      $ 3,672          $ 3,271
Used bottles and cases............................................................................          257              197
Total inventories.................................................................................      $ 3,929          $ 3,468

4. Property, Plant and Equipment
     The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                                                                                         Estimated
In Thousands                                                                          Jan. 1, 1995     Jan. 2, 1994     Useful Lives
Land...............................................................................      $ 2,423          $ 2,323
Buildings..........................................................................       14,368           10,601        10-50 years
Machinery and equipment............................................................          127              154         5-20 years
Transportation equipment...........................................................        6,155            5,571         4-10 years
Furniture and fixtures.............................................................        1,105              804         7-10 years
Vending equipment..................................................................       11,237            7,889         6-13 years
Leasehold and land improvements....................................................        1,098              490         5-20 years
Construction in progress...........................................................          162              136
Total property, plant and equipment, at cost.......................................       36,675           27,968
Less: Accumulated depreciation.....................................................        5,165            1,526
Property, plant and equipment, net.................................................      $31,510          $26,442

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Long-Term Debt
     Long-term debt is summarized as follows:

                                                                                      Fixed (F)
                                                                                          or
                                                                         Interest    Variable (V)    Interest    Jan. 1,
In Thousands                                                 Maturity      Rate          Rate          Paid        1995
Revolving Credit..........................................     1999        6.23%           V          Varies     $195,000
Less: Portion of long-term debt payable within
  one year................................................                                                              0
Long-term debt............................................                                                       $195,000
                                                            Jan. 2,
In Thousands                                                  1994
Revolving Credit..........................................  $190,000
Less: Portion of long-term debt payable within
  one year................................................         0
Long-term debt............................................  $190,000

     On August 31, 1994, Piedmont extended its revolving credit agreement totaling $215 million to a new maturity date of August 31, 1999. A facility fee of approximately 1/6% per year on the banks' total commitment is payable annually. The agreement contains several covenants which establish minimum ratio requirements related to debt and cash flow. As of January 1, 1995, Piedmont was in compliance with the covenants covering its revolving credit agreement.
     The $195 million in revolving credit loans as of January 1, 1995 is outstanding under Piedmont's $215 million revolving credit facility. It is Piedmont's intent to renew these borrowings as they mature. To the extent that these borrowings do not exceed the amount available under the $215 million revolving credit agreement, they are classified as noncurrent liabilities.
6. Derivative Financial Instruments
     Piedmont uses interest rate hedging products to cost effectively modify risk from interest rate fluctuations in its underlying debt. Piedmont has historically altered its fixed/floating rate mix based upon anticipated operating cash flows relative to its debt level and Piedmont's ability to absorb increases in interest rates. These derivative financial instruments are not used for trading purposes.
     Piedmont uses interest rate swaps to alter the interest rate characteristics of its underlying debt and thereby realign the fixed/floating rate mix of its debt. Where an interest rate swap has been previously used, Piedmont's choices to alter the interest rate characteristics of its underlying debt include modification of the underlying debt instrument, termination of the existing swap or purchase of an offsetting swap. Each of these alternatives is considered and the most cost effective option is selected. Offsetting swaps rather than an original swap are sometimes used to help mitigate counterparty credit risk. If an offsetting swap is entered into with the same counterparty, a netting of payments occurs which reduces counterparty credit exposure as well as administrative burden. The offsetting swaps along with original swaps and the underlying debt are accounted for as a combined instrument. All of Piedmont's interest rate swap agreements are LIBOR-based.
     Derivative financial instruments are summarized as follows:

                                                                                     Jan. 1, 1995            Jan. 2, 1994
                                                                                            Remaining                Remaining
In Thousands                                                                     Amount       Term        Amount       Term
Interest rate swaps-fixed.....................................................   $95,000    1-2 years    $125,000    3-5 years
Forward rate agreements.......................................................                             25,000       1 year

Collateral and Credit Risk
     In accordance with standard market practice, no collateral has been given or received by Piedmont in connection with the derivative financial instruments described above. Piedmont does not anticipate nonperformance by the other parties. Piedmont is exposed to credit loss in the event of nonperformance by the other parties to the various derivative financial instruments as disclosed above. The amount of such exposure is generally the net unrealized gain or loss by counterparty in such contracts. The financial instruments outstanding on January 1, 1995 as disclosed above were with two commercial banks.
                                       52

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swap Activity
     The table below summarizes interest rate swap activity for the period ending January 1, 1995.

In Thousands
Total swaps, January 2, 1994......................................................................................   $125,000
New swaps.........................................................................................................     45,000
Terminated swaps..................................................................................................    (75,000)
Expired swaps.....................................................................................................
Total swaps, January 1, 1995......................................................................................   $ 95,000

     Deferred gains on terminated interest rate swap contracts were $1.8 million on January 1, 1995.
     Piedmont entered into a series of hedging transactions that resulted in a weighted average interest rate of 5.7% for its outstanding long-term debt as of January 1, 1995. Piedmont's overall weighted average borrowing rate on its long-term debt increased from an average of 4.9% during 1993 to an average of 5.3% during 1994.
     As of January 1, 1995, after taking into account all of the interest rate hedging activities, approximately 51% of the total debt portfolio was subject to changes in short-term interest rates.
     A rate increase of 1% would increase annual interest expense by approximately $1 million for the year ended January 1, 1995. Interest coverage as of January 1, 1995 would have been 1.8 times (versus 1.9 times) if interest rates increased by 1%.
     The following methods and assumptions were used in estimating the fair values of Piedmont's financial instruments:
Non-Public Variable Rate Long-Term Debt
     The carrying amounts of Piedmont's variable rate borrowings approximate their fair values.
Derivative Financial Instruments
     Fair values for Piedmont's interest rate swaps and forward rate agreements are based on current settlement values.
     The carrying amounts and fair values of Piedmont's balance sheet and off-balance-sheet instruments were as follows:

                                                                                    Jan. 1, 1995            Jan. 2, 1994
                                                                                Carrying      Fair      Carrying      Fair
In Thousands                                                                     Amount      Value       Amount      Amount
Balance Sheet Instruments
  Non-public variable rate long-term debt....................................   $195,000    $195,000    $190,000    $190,000
Off-Balance-Sheet Instruments
  Interest rate swaps........................................................                  4,959                     151
  Forward rate agreements....................................................                                            (21)

     The fair values of the interest rate swaps represent the estimated amounts Piedmont would have received upon termination of these agreements. The fair values of the forward rate agreements represent the estimated amount Piedmont would have had to pay to terminate the agreements on the date indicated.
7. Commitments
     On July 2, 1993, Piedmont entered into certain sublease agreements with Consolidated for various fleet and vending equipment, at Consolidated's cost. Rent expense incurred for the year ended January 1, 1995 and the six months ended January 2, 1994 under these sublease agreements totaled $693,000 and $380,000, respectively. Also, Consolidated subleased various fleet and vending equipment from Piedmont during 1994 and 1993, at Piedmont's cost. These sublease rentals amounted to approximately $56,000 and $2,000, respectively.
     Operating lease payments are charged to expense as incurred. Total rental expense included in the statements of operations for the year ended January 1, 1995 and the six months ended January 2, 1994 amounted to $3,365,000 and $730,000, respectively.
                                       53

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a summary of future minimum lease payments for all operating leases as of January 1, 1995:

In Thousands
1995...............................................................................................................   $ 3,068
1996...............................................................................................................     2,952
1997...............................................................................................................     2,782
1998...............................................................................................................     2,739
1999...............................................................................................................     2,477
Thereafter.........................................................................................................     6,527
Total minimum lease payments.......................................................................................   $20,545

8. Income Taxes
     Piedmont owns all of the outstanding stock of CCBC of Wilmington, Inc. ("Wilmington"), a corporation under U.S. tax law. Partnerships are generally not taxable entities under federal and state law; accordingly, Piedmont has not provided for federal or state income taxes except for income taxes provided on the results of operations of Wilmington.
     All income tax expense recorded in the accompanying consolidated statements of operations and the deferred income tax liability reflected in the accompanying consolidated balance sheets relate to the operations of Wilmington. The tax provision for Wilmington was calculated under the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
     The pretax loss for Wilmington for the year ended January 1, 1995 was approximately $3.5 million. Wilmington had pretax income of approximately $160,000 for the period July 2, 1993 (date of inception) through January 2, 1994.
     Wilmington's provision for income tax expense (benefit) consisted of the following:

                                                                                                               For the Period
                                                                                                                July 2, 1993
                                                                                                                   through
In Thousands                                                                         Fiscal Year 1994          January 2, 1994
Current:
  Federal.........................................................................       $   (175)                  $ 525
  State...........................................................................            (85)                    160
                                                                                             (260)                    685
Deferred:
  Federal.........................................................................         (1,215)                   (350)
  State...........................................................................           (330)                    (75)
                                                                                           (1,545)                   (425)
Income tax expense (benefit)......................................................       $ (1,805)                  $ 260

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. Temporary differences that comprise a significant part of deferred income tax assets and liabilities were as follows:

In Thousands                                                                                          Jan. 1, 1995    Jan. 2, 1994
Intangible assets..................................................................................     $ 30,052        $ 35,540
Other..............................................................................................        2,375           1,548
Gross deferred income tax liabilities..............................................................       32,427          37,088
Net operating loss carryforwards...................................................................       (1,204)
Postretirement benefits payable....................................................................         (946)         (1,662)
Other..............................................................................................          (26)
Gross deferred income tax assets...................................................................       (2,176)         (1,662)
Deferred income tax liability......................................................................     $ 30,251        $ 35,426

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Wilmington recorded certain purchase accounting adjustments during 1994 to reflect the final purchase price for assets and liabilities acquired. The adjustments recorded were primarily to franchise and certain liability accounts. As a result of these adjustments, the amount recorded for the deferred income tax liability was reduced by $3.6 million with a corresponding reduction of recorded goodwill. In addition, final Piedmont operating expense allocations increased the current year tax benefit by $706,000.
     Current deferred income taxes of $457,000 and $67,000 were included in accounts payable and accrued liabilities on January 1, 1995 and January 2, 1994, respectively.
     Reported income tax expense (benefit) is reconciled to the amount computed on the basis of Wilmington's income (loss) before income taxes at the statutory rate as follows:

                                                                                                               For the Period
                                                                                                                July 2, 1993
                                                                                                                   through
In Thousands                                                                         Fiscal Year 1994          January 2, 1994
Statutory expense (benefit).......................................................       $ (1,219)                  $  55
Amortization of goodwill..........................................................            278                     128
State income tax expense (benefit), net of federal benefit........................           (158)                      7
Final allocation of operating expenses............................................           (706)
Other.............................................................................                                     70
Income tax expense (benefit)......................................................       $ (1,805)                  $ 260

9. Benefit Plans
     Pursuant to the management agreement with Consolidated, Piedmont leases its active employees from Consolidated. These employees participate in Consolidated's benefit plans. Piedmont reimburses Consolidated for the actual costs of payroll and benefit expenses.
     On July 2, 1993, Piedmont assumed the postretirement benefit obligation for certain retired employees of the bottling operations that were sold or contributed by Consolidated and The Coca-Cola Company. Postretirement benefit expense, which consisted entirely of interest cost on the projected benefit obligation, was $604,000 for the year ended January 1, 1995 and $340,000 for the six month period ended January 2, 1994. The accumulated postretirement benefit obligation for these former employees was approximately $7.2 million and $8.0 million as of January 1, 1995 and January 2, 1994, respectively.
     Future postretirement benefit costs were estimated assuming the rate of medical cost increases would decline over a four-year period from a 10% increase beginning January 1, 1994 to 7% beginning January 1, 1997, and then decline to a 6.25% annual increase thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation on January 1, 1995 by approximately $800,000 and postretirement benefit expense in the year ended January 1, 1995 would have increased by approximately $91,000. The weighted average discount rates used to estimate the postretirement benefit obligation were 8.25% and 7.5% as of January 1, 1995 and January 2, 1994, respectively.
10. Related Party Transactions
     On July 2, 1993, Consolidated and The Coca-Cola Company formed Piedmont. Consolidated and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. Consolidated provides a majority of the soft drink products for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.
     Subsidiaries of Consolidated and The Coca-Cola Company each made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by Consolidated's subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Wilson, North Carolina and Greenville and Beaufort, South Carolina territories. Consolidated also sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. The Coca-Cola Company sold territories to Piedmont for an aggregate purchase price of approximately $160.5 million.
                                       55

                    PIEDMONT COCA-COLA BOTTLING PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In conjunction with its formation on July 2, 1993, Piedmont recorded notes with Consolidated and The Coca-Cola Company for net amounts of approximately $85.2 million and $93.1 million, respectively. In addition, Piedmont executed an additional note payable for approximately $11.1 million to Consolidated on August 6, 1993 in conjunction with its purchase of the Aiken, South Carolina territory. The interest rate on these notes was approximately 3.6%. These notes were repaid on August 31, 1993 when Piedmont secured its own bank financing. Interest paid to Consolidated and The Coca-Cola Company on these notes was approximately $528,000 and $547,000, respectively.
     Piedmont's business consists primarily of the marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Piedmont engages in arrangements to promote the sale of products of The Coca-Cola Company in its territories. Total direct marketing support provided to Piedmont by The Coca-Cola Company for the year ended January 1, 1995 and the six month period ended January 2, 1994 was approximately $10.9 million and $3.6 million, respectively. In addition, Piedmont paid approximately $5.0 million and $1.6 million for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company for the year ended January 1, 1995 and the six month period ended January 2, 1994, respectively. For the year ended January 1, 1995 and the six month period ended January 2, 1994, Piedmont purchased approximately $8.4 million and $2.1 million, respectively, of finished soft drink products, principally post-mix syrup, from The Coca-Cola Company.
     Pursuant to the management agreement with Consolidated, Piedmont purchased, at cost, $75.9 million and $38.9 million of soft drink products from Consolidated during the year ended January 1, 1995 and the six month period ended January 2, 1994, respectively. Piedmont recorded management fees to Consolidated of $10.1 million and $4.8 million during the year ended January 1, 1995 and the six month period ended January 2, 1994, respectively. Piedmont subleased various fleet and vending equipment from Consolidated during 1994 and 1993, at Consolidated's cost. These sublease rentals amounted to approximately $693,000 and $380,000, respectively. Also, Consolidated subleased various fleet and vending equipment from Piedmont during 1994 and 1993, at Piedmont's cost. These sublease rentals amounted to approximately $56,000 and $2,000, respectively.
     Consolidated receives a fee for managing the operations of South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative through which Piedmont purchases soft drink products. During the year ended January 1, 1995 and the six month period ended January 2, 1994, Piedmont's net purchases through SAC amounted to $13.7 million and $7.9 million, respectively.
11. Supplemental Disclosures of Cash Flow Information
     Changes in current assets and current liabilities affecting cash were as follows:

                                                                                                               For the Period
                                                                                                                July 2, 1993
                                                                                                                   through
In Thousands                                                                         Fiscal Year 1994          January 2, 1994
Accounts receivable, trade, net...................................................       $   (928)                 $ 4,037
Accounts receivable, other........................................................            516                   (1,472)
Inventories.......................................................................           (461)                   1,249
Prepaid expenses and other assets.................................................           (460)                     933
Accounts payable and accrued liabilities..........................................         (1,761)                  (7,234)
Due to Consolidated...............................................................         (1,071)                   2,454
Decrease (increase)...............................................................       $ (4,165)                 $   (33)

     Cash payments for interest and income taxes were as follows:

                                                                                                               For the Period
                                                                                                                July 2, 1993
                                                                                                                   through
In Thousands                                                                         Fiscal Year 1994          January 2, 1994
Interest..........................................................................        $9,422                   $ 3,591
Income taxes (refunds)............................................................          (217)                      260

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         COCA-COLA BOTTLING CO. CONSOLIDATED
                                                        (REGISTRANT)
Date: March 31, 1995
                                         By: /s/      JAMES L. MOORE, JR.
                                                    James L. Moore, Jr.
                                           President and Chief Operating Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        By: /s/         J. FRANK HARRISON, JR.          Chairman of the Board and Director                March 31, 1995
                J. Frank Harrison, Jr.
       By: /s/          J. FRANK HARRISON, III          Vice Chairman of the Board, Chief Executive       March 31, 1995
                J. Frank Harrison, III                  Officer and Director
        By: /s/           JAMES L. MOORE, JR.           President and Chief Operating Officer and         March 31, 1995
                 James L. Moore, Jr.                    Director
          By: /s/             REID M. HENSON            Vice Chairman of the Board and Director           March 31, 1995
                    Reid M. Henson
          By: /s/           H. W. MCKAY BELK            Director                                          March 31, 1995
                   H. W. McKay Belk
          By: /s/              JOHN M. BELK             Director                                          March 31, 1995
                     John M. Belk
          By: /s/              H. REID JONES            Director                                          March 31, 1995
                    H. Reid Jones
        By: /s/          DAVID L. KENNEDY, JR.          Director                                          March 31, 1995
                David L. Kennedy, Jr.
         By: /s/          JOHN W. MURREY, III           Director                                          March 31, 1995
                 John W. Murrey, III
         By: /s/            HERBERT L. OAKES            Director                                          March 31, 1995
                   Herbert L. Oakes

                                       57

         By: /s/             DAVID V. SINGER            Vice President and Chief Financial Officer        March 31, 1995
                   David V. Singer
         By: /s/          STEVEN D. WESTPHAL            Vice President and Chief Accounting Officer       March 31, 1995
                  Steven D. Westphal

                                    EXHIBIT INDEX

                                                         Page Number or
      Exhibit                                            Incorporation
      Number                  Description                by Reference to

        3.1    Bylaws of the Company, as                Exhibit 3.2 to the
               amended.                                  Company's Registra-
                                                         tion Statement (No.
                                                         33-54657) on Form
                                                         S-3.

        3.2    Restated Certificate of                   Exhibit 3.1 to the
               Incorporation of the Company.             Company's Registra-
                                                         tion Statement (No.
                                                         33-54657) on Form
                                                         S-3.

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

        4.11   Form of Indenture, dated as of July 20,   Exhibit 4.1 to the
               1994, between the Company and Nations-    Company's Registra-
               Bank of Georgia, N.A., as Trustee.        tion Statement (No.
                                                         33-54657) on Form S-3.

        4.12   The Registrant, by signing this report,
               agrees to furnish the Securities and
               Exchange Commission, upon its request,
               a copy of any instrument which defines
               the rights of holders of long-term debt
               of the Registrant and its subsidiaries
               for which consolidated financial state-
               ments are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its sub-sidiaries on a consolidated basis.

        4.13   Amended and restated agreement, dated     Exhibit included in
               as of November 14, 1994, between the      this filing.
               Company and Goldman Sachs Money
               Markets, L.P.

        4.14   Issuing and Paying Agency Agreement,      Exhibit included in
               dated as of September 30, 1994, between   this filing.
               the Company and BankAmerica National
               Trust Company as issuing and paying
               agent.

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

        10.7   Supplemental Savings Incentive Plan,      Exhibit 10.36 to the
               dated as of April 1, 1990 between certain Company's Annual
               Eligible Employees of the Company and     Report on Form 10-K
               the Company.                              for the fiscal year
                                                         ended December 30,
                                                         1990.

        10.8   Description and example of Deferred       Exhibit 19.1 to the
               Compensation Agreement, dated as of       Company's Annual
               October 1, 1987, between Eligible         Report on Form 10-K
               Employees of the Company and the Company  for the fiscal year
               under the Officer's Split-Dollar Life     ended December 30,
               Insurance Plan.                           1990.

        10.9   Consolidated/Sunbelt Acquisition          Exhibit 2.01 to the
               Agreement, dated as of December 19, 1991, Company's Current
               by and among the Company and the share-   Report on Form 8-K
               holders of Sunbelt Coca-Cola Bottling     dated December 19,
               Company, Inc.                             1991.

        10.10  Officer Retention Plan, dated as of       Exhibit 10.47 to the
               January 1, 1991, between certain Eligible Company's Annual Officers of the Company and the Company. Report on Form 10-K
                                                         for the fiscal year
                                                         ended December 29,
                                                         1991.

        10.11  Acquisition Agreement, by and among       Exhibit 10.50 to the
               Sunbelt Coca-Cola Bottling Company, Inc., Company's Annual
               Sunbelt Carolina Acquisition Company,     Report on Form 10-K
               Inc., certain of the common stockholders  for the fiscal year
               of Coca-Cola Bottling Co. Affiliated,     ended December 29,
               Inc., and the stockholders of TRNH, Inc., 1991.
               dated as of November 7, 1989.

        10.12  Amendment Number One to the Sunbelt/      Exhibit 10.04 to the
               Affiliated Acquisition Agreement, dated   Company's Quarterly
               as of December 29, 1989, between Sunbelt Report on Form 10-Q Coca-Cola Bottling Company, Inc., Sunbelt for the quarter ended
               Carolina Acquisition Company, Inc.,       March 29, 1992.
               certain of the common stockholders of
               Coca-Cola Bottling Co. Affiliated, Inc.
               and the stockholders of TRNH, Inc.

        10.13  Amendment Number Two to the Sunbelt/      Exhibit 10.05 to the
               Affiliated Acquisition Agreement, dated   Company's Quarterly
               as of December 29, 1989, between Sunbelt Report on Form 10-Q Coca-Cola Bottling Company, Inc., Sunbelt for the quarter ended
               Carolina Acquisition Company, Inc.,       March 29, 1992.
               certain of the common stockholders of
               Coca-Cola Bottling Co. Affiliated, Inc.
               and the stockholders of TRNH, Inc.

        10.14  Amendment Number Three to the Sunbelt/    Exhibit 10.06 to the
               Affiliated Acquisition Agreement, dated   Company's Quarterly
               as of December 29, 1989, between Sunbelt Report on Form 10-Q Coca-Cola Bottling Company, Inc., Sunbelt for the quarter ended
               Carolina Acquisition Company, Inc.,       March 29, 1992.
               certain of the common stockholders of
               Coca-Cola Bottling Co. Affiliated, Inc.
               and the stockholders of TRNH, Inc.

        10.15  Lease Agreement, dated as of November 30, Exhibit 10.38 to the
               1992, between the Company and Harrison    Company's Annual
               Limited Partnership One, related to the   Report on Form 10-K
               Snyder Production Center in Charlotte,    for the fiscal year
               North Carolina.                           ended January 3, 1993.

        10.16  Termination and Release Agreement dated   Exhibit 10.43 to the
               as of March 27, 1992 by and among Sunbelt Company's Annual
               Coca-Cola Bottling Company, Coca-Cola     Report on Form 10-K
               Bottling Co. Affiliated, Inc., the agent  for the fiscal year
               for holders of certain debentures of      ended January 3, 1993.
               Sunbelt issued pursuant to a certain
               Indenture dated as of January 11, 1990,
               as amended, and Wilmington Trust Company which acted as trustee under the Indenture.

        10.17  Reorganization Plan and Agreement by and  Exhibit 10.03 to the
               among Coca-Cola Bottling Co.              Company's Quarterly
               Consolidated, Chopper Acquisitions,       Report on Form 10-Q
               Inc., Whirl-i-Bird, Inc. and J. Frank     for the quarter ended
               Harrison, Jr.                             April 4, 1993.

        10.18  Partnership Agreement of Carolina         Exhibit 2.01 to the
               Coca-Cola Bottling Partnership, dated as  Company's Current
               of July 2, 1993, by and among Carolina    Report on Form 8-K
               Coca-Cola Bottling Investments, Inc.,     dated July 2, 1993.
               Coca-Cola Ventures, Inc., Coca-Cola
               Bottling Co. Affiliated, Inc.,
               Fayetteville Coca-Cola Bottling
               Company and Palmetto Bottling Company.

        10.19  Asset Purchase Agreement, dated as of     Exhibit 2.02 to the
               July 2, 1993, by and among Carolina       Company's Current
               Coca-Cola Bottling Partnership,           Report on Form 8-K
               Coca-Cola Bottling Co. Affiliated, Inc.   dated July 2, 1993.
               and Coca-Cola Bottling Co. Consolidated.

        10.20  Asset Purchase Agreement, dated as of     Exhibit 2.03 to the
               July 2, 1993, by and among Carolina       Company's Current
               Coca-Cola Bottling Partnership,           Report on Form 8-K
               Fayetteville Coca-Cola Bottling Company   dated July 2, 1993.
               and Coca-Cola Bottling Co. Consolidated.

        10.21  Asset Purchase Agreement, dated as of     Exhibit 2.04 to the
               July 2, 1993, by and among Carolina       Company's Current
               Coca-Cola Bottling Partnership, Palmetto  Report on Form 8-K
               Bottling Company and Coca-Cola Bottling   dated July 2, 1993.
               Co. Consolidated.

        10.22  Definition and Adjustment Agreement,      Exhibit 2.05 to the
               dated July 2, 1993, by and among Carolina Company's Current Coca-Cola Bottling Partnership, Coca-Cola Report on Form 8-K
               Ventures, Inc., Coca-Cola Bottling Co.    dated July 2, 1993.
               Consolidated, CCBC of Wilmington, Inc.,
               Carolina Coca-Cola Bottling Investments,
               Inc., The Coca-Cola Company, Carolina
               Coca-Cola Holding Company, The Coastal
               Coca-Cola Bottling Company, Eastern
               Carolina Coca-Cola Bottling Company,
               Inc., Coca-Cola Bottling Co. Affiliated,
               Inc., Fayetteville Coca-Cola Bottling
               Company and Palmetto Bottling Company.

        10.23 Management Agreement, dated as of July 2, Exhibit 10.01 to the 1993, by and among Coca-Cola Bottling Co. Company's Current Consolidated, Carolina Coca-Cola Bottling Report on Form 8-K
               Partnership, CCBC of Wilmington, Inc.,    dated July 2, 1993.
               Carolina Coca-Cola Bottling Investments,
               Inc., Coca-Cola Ventures, Inc. and
               Palmetto Bottling Company.

        10.24  Post-Retirement Medical and Life          Exhibit 10.02 to the
               Insurance Benefit Reimbursement Agree-    Company's Current
               ment, dated July 2, 1993, by and between  Report on Form 8-K
               Carolina Coca-Cola Bottling Partnership   dated July 2, 1993.
               and Coca-Cola Bottling Co. Consolidated.

        10.25  Aiken Asset Purchase Agreement, dated as  Exhibit 2.01 to the
               of August 6, 1993 by and among Carolina   Company's Quarterly
               Coca-Cola Bottling Partnership, Palmetto Report on Form 10-Q Bottling Company and Coca-Cola Bottling for the quarter ended
               Co. Consolidated.                         July 4, 1993.

        10.26  Aiken Definition and Adjustment Agree-    Exhibit 2.02 to the
               ment, dated as of August 6, 1993, by and  Company's Quarterly
               among Carolina Coca-Cola Bottling         Report on Form 10-Q
               Partnership, Coca-Cola Ventures, Inc.,    for the quarter ended
               Coca-Cola Bottling Co. Consolidated,      July 4, 1993.
               Carolina Coca-Cola Bottling Investments,
               Inc., The Coca-Cola Company and Palmetto
               Bottling Company.

        10.27  Lease Agreement, dated as of June 1,      Exhibit 10.01 to the
               1993, between the Company and Beacon      Company's Quarterly
               Investment Corporation, related to the    Report on Form 10-Q
               Company's corporate headquarters in       for the quarter ended
               Charlotte, North Carolina.                July 4, 1993.

        10.28  Amended and Restated Guaranty Agreement,  Exhibit 10.06 to the
               dated as of July 15, 1993 re:             Company's Quarterly
               Southeastern Container, Inc.              Report on Form 10-Q
                                                         for the quarter ended
                                                         July 4, 1993.

        10.29  Agreement, dated as of December 23,       Exhibit 10.1 to the
               1993, between the Company and Western     Company's Quarterly
               Container Corporation covering purchase   Report on Form 10-Q
               of PET bottles.                           for the quarter ended
                                                         October 2, 1994.

        10.30  Management Agreement, dated as of June 1, Exhibit 10.6 to the
               1994, by and among Coca-Cola Bottling     Company's Quarterly
               Co. Consolidated and South Atlantic       Report on Form 10-Q
               Canners, Inc.                             for the quarter ended
                                                         July 3, 1994.

        10.31  Guaranty Agreement, dated as of July 22,  Exhibit 10.7 to the
               1994, between Coca-Cola Bottling Co.      Company's Quarterly
               Consolidated and Wachovia Bank of North   Report on Form 10-Q
               Carolina, N.A.                            for the quarter ended
                                                         July 3, 1994.

        10.32  Master Lease Agreement, beginning on      Exhibit 19.3 to the
               May 31, 1988, with Schedules 1 through    Company's Quarterly
               3, between the Company and General        Report on Form 10-Q
               Electric Capital Corporation covering     for the quarter ended
               various vehicles.                         March 31, 1990.

        10.33  Lease Agreement, dated as of July 17,     Exhibit 19.4 to the
               1988, between the Company and GE Capital Company's Quarterly Fleet Services covering various vehicles. Report on Form 10-Q for the quarter ended
                                                         March 31, 1990.

        10.34  Master Motor Vehicle Lease Agreement,     Exhibit 19.5 to the
               dated as of December 15, 1988, with       Company's Quarterly
               Schedule 4 between the Company and        Report on Form 10-Q
               Citicorp North America, Inc. covering     for the quarter ended
               various vehicles.                         March 31, 1990.

        10.35  Master Lease Agreement, beginning on      Exhibit 19.6 to the
               April 12, 1989, with Schedule 1, between  Company's Quarterly
               the Company and Citicorp North America,   Report on Form 10-Q
               Inc. covering various equipment.          for the quarter ended
                                                         March 31, 1990.

        10.36  Schedules 2 through 6 of a Master Lease   Exhibit 10.39 to the
               Agreement, beginning on April 12, 1989,   Company's Quarterly
               between the Company and Citicorp North    Report on Form 10-Q
               America, Inc. covering various forklifts  for the quarter ended
               and vending machines.                     June 30, 1991.

        10.37  Schedule 7 of a Master Lease Agreement,   Exhibit 10.41 to the
               beginning on April 12, 1989, between the Company's Quarterly Company and Citicorp North America, Inc. Report on Form 10-Q
               covering various vending machines.        for the quarter ended
                                                         September 29, 1991.

        10.38  Schedules 8 and 9 of a Master Lease       Exhibit 10.49 to the
               Agreement, beginning on April 12, 1989,   Company's Annual
               between the Company and Citicorp North    Report on Form 10-K
               America, Inc. covering various vending    for the fiscal year
               machines.                                 ended December 29,
                                                         1991.

        10.39  Schedule 14 of a Master Motor Vehicle     Exhibit 10.48 to the
               Lease Agreement, beginning on             Company's Annual
               November 14, 1988, between the Company    Report on Form 10-K
               and Citicorp North America, Inc. covering for the fiscal year
               various vehicles.                         ended December 29,
                                                         1991.

        10.40  Master Lease Agreement, dated as of       Exhibit 10.01 to the
               January 7, 1992 between the Company and   Company's Quarterly
               Signet Leasing and Financial Corporation, Report on Form 10-Q
               and Schedules 1 through 4, covering       for the quarter ended
               various vehicles.                         March 29, 1992.

        10.41  Schedule No. 1, dated as of March 16,     Exhibit 10.02 to the
               1992, of a Master Lease Agreement between Company's Quarterly
               the Company and Citicorp North America,   Report on Form 10-Q
               Inc. covering various vending machines.   for the quarter ended
                                                         March 29, 1992.

        10.42  Schedule No. 2, dated as of April 27,     Exhibit 10.03 to the
               1992, of a Master Lease Agreement between Company's Quarterly
               the Company and Citicorp North America,   Report on Form 10-Q
               Inc. covering various vending machines.   for the quarter ended
                                                         March 29, 1992.

        10.43  Schedule No. 3, dated as of June 8,       Exhibit 10.07 to the
               1992, of a Master Lease Agreement         Company's Quarterly
               between the Company and Citicorp North    Report on Form 10-Q
               America, Inc. covering various vending    for the quarter ended
               machines.                                 June 28, 1992.

        10.44  Schedule No. 4, dated as of July 13,      Exhibit 10.08 to the
               1992, of a Master Lease Agreement between Company's Quarterly
               the Company and Citicorp North America,   Report on Form 10-Q
               Inc. covering various vending machines.   for the quarter ended
                                                         June 28, 1992.

        10.45  Amended Schedules No. 1, 2 and 4 of a     Exhibit 10.09 to the
               Master Lease Agreement, dated as of       Company's Quarterly
               January 7, 1992 between the Company and   Report on Form 10-Q
               Signet Leasing and Financial Corporation, for the quarter ended
               covering various vehicles.                September 27, 1992.

        10.46  Schedules No. 1A, 5, 6, 7 and 8 of a      Exhibit 10.10 to the
               Master Lease Agreement, dated as of       Company's Quarterly
               January 7, 1992 between the Company and   Report on Form 10-Q
               Signet Leasing and Financial Corporation, for the quarter ended covering various vehicles and forklifts. September 27, 1992.

        10.47  Master Equipment Lease, dated as of       Exhibit 10.37 to the
               February 9, 1993, between the Company     Company's Annual
               and Coca-Cola Financial Corporation       Report on Form 10-K
               covering various vending machines.        for the fiscal year
                                                         ended January 3, 1993.

        10.48  Motor Vehicle Lease Agreement No. 790855, Exhibit 10.39 to the
               dated as of December 31, 1992, between    Company's Annual
               the Company and Citicorp Leasing, Inc.    Report on Form 10-K
               covering various vehicles.                for the fiscal year
                                                         ended January 3, 1993.

        10.49  Schedules 1 through 5 of the Motor        Exhibit 10.40 to the
               Vehicle Lease Agreement No. 790855,       Company's Annual
               beginning on December 31, 1992, between   Report on Form 10-K
               the Company and Citicorp Leasing, Inc.    for the fiscal year
               covering various vehicles.                ended January 3, 1993.

        10.50  Amended and Restated Leasing Schedules    Exhibit 10.41 to the
               No. 1, 3, 5, 6, 8, 9, 11, 12 and 13 of a  Company's Annual
               Master Motor Vehicle Lease Agreement,     Report on Form 10-K
               dated as of November 14, 1988, between    for the fiscal year
               the Company and Citicorp North America,   ended January 3, 1993.
               Inc. covering various vehicles.

        10.51  Schedule 10 of a Master Lease Agreement,  Exhibit 10.45 to the
               dated as of January 7, 1992 between the   Company's Annual
               Company and Signet Leasing and Financial  Report on Form 10-K
               Corporation covering various forklifts.   for the fiscal year
                                                         ended January 3, 1993.


        10.52  Schedule No. 5, dated as of August 10,    Exhibit 10.46 to the
               1992, of a Master Lease Agreement between Company's Annual
               the Company and Citicorp Leasing, Inc.    Report on Form 10-K
               covering various vending machines.        for the fiscal year
                                                         ended January 3, 1993.

        10.53 Schedule No. 6, dated as of September 17, Exhibit 10.47 to the 1992, of a Master Lease Agreement between Company's Annual
               the Company and Citicorp Leasing, Inc.    Report on Form 10-K
               covering various vending machines.        for the fiscal year
                                                         ended January 3, 1993.

        10.54  Schedule No. 7, dated as of December 7,   Exhibit 10.48 to the
               1992, of a Master Lease Agreement         Company's Annual
               between the Company and Citicorp Leasing, Report on Form 10-K
               Inc. covering various vending machines.   for the fiscal year
                                                         ended January 3, 1993.

        10.55  Schedule No. 8, dated as of January 4,    Exhibit 10.49 to the
               1993, of a Master Lease Agreement between Company's Annual
               the Company and Citicorp Leasing, Inc.    Report on Form 10-K
               covering various vending machines.        for the fiscal year
                                                         ended January 3, 1993.

        10.56  Schedule No. 9, dated as of March 4,      Exhibit 10.50 to the
               1993, of a Master Lease Agreement between Company's Annual
               the Company and Citicorp Leasing, Inc.    Report on Form 10-K
               covering various vending machines.        for the fiscal year
                                                         ended January 3, 1993.

        10.57  Lease Funding No. 1, dated April 30,      Exhibit 10.01 to the
               1993, of a Master Equipment Lease         Company's Quarterly
               between the Company and Coca-Cola         Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         April 4, 1993.

        10.58  Amended and Restated Schedule No. 7,      Exhibit 10.02 to the
               dated April 27, 1993, of Motor Vehicle    Company's Quarterly
               Lease Agreement No. 743918 between the    Report on Form 10-Q
               Company and Citicorp North America, Inc.  for the quarter ended
               covering various vehicles.                April 4, 1993.

        10.59 Lease Funding No. 2, dated as of June 1, Exhibit 10.02 to the 1993, of a Master Equipment Lease between Company's Quarterly
               the Company and Coca-Cola Financial       Report on Form 10-Q
               Corporation covering various vending      for the quarter ended
               machines.                                 July 4, 1993.

        10.60 Lease Funding No. 3, dated as of July 12, Exhibit 10.03 to the 1993, of a Master Equipment Lease between Company's Quarterly
               the Company and Coca-Cola Financial       Report on Form 10-Q
               Corporation covering various vending      for the quarter ended
               machines.                                 July 4, 1993.

        10.61 Schedule No. 12 of a Master Lease Agree- Exhibit 10.04 to the ment, dated as of April 1, 1993, between Company's Quarterly
               the Company and Signet Leasing and        Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vehicles.                                 July 4, 1993.

        10.62 Schedule No. 13 of a Master Lease Agree- Exhibit 10.05 to the ment, dated as of April 1, 1993, between Company's Quarterly
               the Company and Signet Leasing and        Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vehicles.                                 July 4, 1993.

        10.63  Lease Funding No. 4, dated as of August   Exhibit 10.01 to the
               24, 1993, of a Master Equipment Lease     Company's Quarterly
               between the Company and Coca-Cola         Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         October 3, 1993.

        10.64  Lease Funding No. 5, dated as of          Exhibit 10.02 to the
               September 30, 1993, of a Master Equip-    Company's Quarterly
               ment Lease between the Company and        Report on Form 10-Q
               Coca-Cola Financial Corporation covering  for the quarter ended
               various vending machines.                 October 3, 1993.

        10.65  Schedule No. 11 of a Master Lease Agree-  Exhibit 10.03 to the
               ment, dated as of July 1, 1993, between   Company's Quarterly
               the Company and Signet Leasing and        Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vehicles.                                 October 3, 1993.

        10.66  Schedule No. 14 of a Master Lease Agree-  Exhibit 10.04 to the
               ment, dated as of July 1, 1993, between   Company's Quarterly
               the Company and Signet Leasing and        Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vehicles.                                 October 3, 1993.

        10.67  Schedule No. 15 of a Master Lease Agree-  Exhibit 10.05 to the
               ment, dated as of July 1, 1993, between   Company's Quarterly
               the Company and Signet Leasing and        Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vehicles.                                 October 3, 1993.

        10.68  Lease Funding No. 6, dated as of          Exhibit 10.06 to the
               November 1, 1993, of a Master Equipment   Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         October 3, 1993.

        10.69  Lease Funding No. 7, dated as of          Exhibit 10.66 to the
               November 17, 1993, of a Master Equipment  Company's Annual
               Lease between the Company and Coca-Cola   Report on Form 10-K
               Financial Corporation covering various    for the fiscal year
               vending machines.                         ended January 2, 1994.

        10.70  Lease Funding No. 8, dated as of          Exhibit 10.67 to the
               December 30, 1993, of a Master Equipment  Company's Annual
               Lease between the Company and Coca-Cola   Report on Form 10-K
               Financial Corporation covering various    for the fiscal year
               vending machines.                         ended January 2, 1994.

        10.71  Master Lease Agreement, dated as of       Exhibit 10.69 to the
               February 18, 1992, between the Company    Company's Annual
               and Citicorp Leasing, Inc. covering       Report on Form 10-K
               various equipment.                        for the fiscal year
                                                         ended January 2, 1994.

        10.72  Lease Funding No. 94001, dated as of      Exhibit 10.1 to the
               March 11, 1994, of a Master Equipment     Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         April 3, 1994.

        10.73  Lease Funding No. 94002, dated as of      Exhibit 10.1 to the
               April 25, 1994, of a Master Equipment     Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         July 3, 1994.

        10.74  Lease Funding No. 94003, dated as of      Exhibit 10.2 to the
               May 12, 1994, of a Master Equipment       Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         July 3, 1994.

        10.75  Lease Funding No. 94004, dated as of      Exhibit 10.3 to the
               June 3, 1994, of a Master Equipment       Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         July 3, 1994.

        10.76  Lease Funding No. 94005, dated as of      Exhibit 10.4 to the
               June 22, 1994, of a Master Equipment      Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         July 3, 1994.

        10.77  Lease Funding No. 94006, dated as of      Exhibit 10.5 to the
               July 8, 1994, of a Master Equipment       Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         July 3, 1994.

        10.78  Lease Funding No. 94007, dated as of      Exhibit 10.2 to the
               August 12, 1994, of a Master Equipment    Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         October 2, 1994.

        10.79  Lease Funding No. 94008, dated as of      Exhibit 10.3 to the
               September 7, 1994, of a Master Equipment  Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         October 2, 1994.

        10.80  Lease Funding No. 94009, dated as of      Exhibit 10.4 to the
               October 10, 1994, of a Master Equipment   Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         October 2, 1994.

        10.81  Lease Funding No. 94010, dated as of      Exhibit 10.5 to the
               October 26, 1994, of a Master Equipment   Company's Quarterly
               Lease between the Company and Coca-Cola   Report on Form 10-Q
               Financial Corporation covering various    for the quarter ended
               vending machines.                         October 2, 1994.

        10.82  Description of the Company's 1995 Bonus   Exhibit included in
               Plan for officers.                        this filing.

        10.83  Selling Agency Agreement, dated as of     Exhibit included in
               March 3, 1995, between the Company,       this filing.
               Salomon Brothers Inc. and Citicorp
               Securities, Inc.

        10.84  Amendment, dated as of May 18, 1994, to   Exhibit included in
               Employment Agreement designated as        this filing.
               Exhibit 10.1.

        10.85  Agreement, dated as of March 1, 1994,     Exhibit included in
               between the Company and South Atlantic    this filing.
               Canners, Inc.

        10.86  Stock Option Agreement, dated as of       Exhibit included in
               March 8, 1989, of J. Frank Harrison, Jr.  this filing.

        10.87  Stock Option Agreement, dated as of       Exhibit included in
               August 9, 1989, of J. Frank Harrison,     this filing.
               III.

        10.88  Lease Funding No. 94011, dated as of      Exhibit included in
               November 30, 1994, of a Master Equipment  this filing.
               Lease between the Company and Coca-Cola
               Financial Corporation covering various
               vending machines.

        10.89  Lease Funding No. 94012, dated as of      Exhibit included in
               December 19, 1994, of a Master Equipment  this filing.
               Lease between the Company and Coca-Cola
               Financial Corporation covering various
               vending machines.

        10.90  Lease Funding No. 94013, dated as of      Exhibit included in
               January 17, 1995, of a Master Equipment   this filing.
               Lease between the Company and Coca-Cola
               Financial Corporation covering various
               vending machines.

        10.91  Lease Funding No. 95001, dated as of      Exhibit included in
               February 8, 1995, of a Master Equipment   this filing.
               Lease between the Company and Coca-Cola
               Financial Corporation covering various
               vending machines.

        10.92  Supplemental Indenture, dated as of       Exhibit included in
               March 3, 1995, between the Company and    this filing.
               NationsBank of Georgia, National
               Association, as Trustee.

        21.1   List of subsidiaries.                     Exhibit included in
                                                         this filing.

        23.1   Accountants Consent to Incorporation by   Exhibit included in
               Reference into Form S-3 (Registration     this filing.
               No. 33-4325) and Form S-3 (Registration
               No. 33-54657).

        27.1   Financial data schedule for period ended  Exhibit included in
               January 1, 1995.                          this filing.

        99.1   Information, financial statements and     To be supplied by
               exhibits required by Form 11-K with       amendment.
               respect to the Coca-Cola Bottling Co.
               Consolidated Savings Plan.