Form 10-Q
period 1995-04-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1995-05-16
CIK 317540

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q


(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                April 2, 1995

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

           Class                            Outstanding  at May 5, 1995
Common Stock, $1 Par Value                          7,958,059
Class B Common Stock, $1 Par Value                  1,336,362

                      PART I - FINANCIAL INFORMATION

Item l. Financial Statements.

                   Coca-Cola Bottling Co. Consolidated
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     In Thousands (Except Share Data)


                                            April 2,   Jan. 1,  April 3,
                                            1995        1995      1994
ASSETS

Current Assets:
Cash                                      $ 2,139      $1,812   $ 2,686
Accounts receivable, trade,
 less allowance for doubtful
 accounts of $402, $400 and $417            8,923       7,756    11,438
Accounts receivable from The
 Coca-Cola Company                          6,582       4,514     7,325
Due from Piedmont Coca-Cola Bottling
 Partnership                                  188       1,383     4,737
Accounts receivable, other                  5,096       7,232     7,108
Inventories                                31,884      31,871    31,823
Prepaid expenses and other current assets   5,239       5,054     4,053
   Total  current assets                   60,051      59,622    69,170

Property, plant and equipment, less
 accumulated depreciation of $143,635,
 $141,419 and $137,137                    185,997     185,633   170,385
Investment in Piedmont Coca-Cola
 Bottling  Partnership                     66,930      67,729    67,754
Other assets                               24,055      23,394    21,277
Identifiable intangible assets, less
 accumulated amortization of $78,134,
 $75,667 and $68,267                      255,384     257,851   265,251
Excess of cost over fair value of net
 assets of businesses acquired, less
 accumulated amortization of $22,262,
 $21,689 and $19,971                       69,357      69,930    71,648

Total                                    $661,774    $664,159  $665,485

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY

                                           April 2,    Jan. 1,    April 3,
                                            1995        1995        1994
Current Liabilities:
Portion  of long-term debt payable
 within one year                           $    247   $    300    $    611
Accounts payable and accrued
 liabilities                                 60,506     59,413      63,500
Accounts payable to The Coca-Cola
 Company                                      4,638      2,930       4,366
Accrued compensation                          2,118      4,246       2,881
Accrued interest payable                      5,998     11,275       4,757
  Total current liabilities                  73,507     78,164      76,115
Deferred income taxes                        90,862     89,531      79,511
Other liabilities                            27,391     29,512      21,758
Long-term debt                              436,400    432,971     461,497
  Total liabilities                         628,160    630,178     638,881

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,090,859 shares                    10,090     10,090      10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,964,476 shares                      1,965      1,965       1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value              127,704    130,028     136,998
Accumulated deficit                         (84,595)   (86,552)    (99,189)
Minimum pension liability adjustment         (3,904)    (3,904)     (5,614)
                                             51,260     51,627      44,250
Less-Treasury stock, at cost:
 Common-2,132,800 shares                     17,237     17,237      17,237
 Class B Common-628,114 shares                  409        409         409
  Total shareholders' equity                 33,614     33,981      26,604

Total                                      $661,774   $664,159    $665,485


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)


                                                             First Quarter
                                                            1995        1994
Net sales (includes sales to Piedmont of
 $16,682 and $20,564)                                    $ 170,977    $ 163,817
Cost of products sold, excluding depreciation shown
 below (includes $15,222 and $18,905 related to
 sales to Piedmont)                                         98,903       97,484
Gross margin                                                72,074       66,333
Selling expenses                                            36,448       34,639
General and administrative  expenses                        13,493       12,659
Depreciation expense                                         6,386        5,773
Amortization of goodwill and intangibles                     3,057        3,073
Income from operations                                      12,690       10,189

Interest expense                                             8,437        7,526
Other expense, net                                             964           14
Income before income taxes and effect of
 accounting change                                           3,289        2,649
Federal and state income taxes                               1,332        1,139
Income before effect of accounting change                    1,957        1,510
Effect of accounting change                                              (2,211)
Net income (loss)                                         $  1,957      $  (701)

Income (loss) per share:
  Income before effect of accounting change               $    .21      $   .16
  Effect of accounting change                                              (.24)
  Net income (loss)                                       $    .21      $  (.08)

Cash dividends per share:
  Common Stock                                            $    .25      $   .25
  Class B Common Stock                                         .25          .25
Weighted average number of Common and
 Class B Common shares outstanding                           9,294        9,294


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands




                                                          Capital                        Minimum
                                               Class B      in                           Pension
                                     Common    Common    Excess of       Accumulated    Liability         Treasury
                                      Stock     Stock    Par Value         Deficit     Adjustment          Stock
Balance on
 January  2, 1994                   $10,090   $1,965    $139,322     $(98,488)       $(5,614)           $17,646
Net loss                                                                 (701)
Cash dividends
 declared:
 Common                                                   (2,324)
Balance on
 April 3, 1994                      $10,090   $1,965    $136,998     $(99,189)       $(5,614)           $17,646


Balance on
  January 1, 1995                   $10,090   $1,965    $130,028     $(86,552)       $(3,904)           $17,646
Net income                                                              1,957
Cash dividends
 declared:
 Common                                                   (2,324)
Balance on
  April 2, 1995                     $10,090   $1,965    $127,704     $(84,595)       $(3,904)           $17,646



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                            First Quarter
                                                         1995           1994
Cash Flows from Operating Activities
Net income (loss)                                      $ 1,957         $ (701)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Effect of accounting change                                            2,211
  Depreciation expense                                   6,386           5,773
  Amortization of goodwill and intangibles               3,057           3,073
  Deferred income taxes                                  1,332           1,139
  (Gains) losses on sale of property, plant and
   equipment                                               507            (356)
  Amortization of debt costs                               114             114
  Undistributed loss of Piedmont Coca-Cola Bottling
   Partnership                                             799             646
  Increase in current assets less current liabilities   (4,759)        (20,049)
  Increase in other noncurrent assets                     (723)         (1,305)
  Decrease in other noncurrent liabilities              (1,232)           (238)
  Other                                                      2             125
Total adjustments                                        5,483          (8,867)
Net  cash  provided  by (used in) operating  activities  7,440          (9,568)

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt             3,434          27,166
Payments on long-term debt                                  (5)            (28)
Cash dividends paid                                     (2,324)         (2,324)
Other                                                     (960)           (913)
Net cash provided by financing activities                  145          23,901

Cash Flows from Investing Activities
Additions to property, plant and equipment              (7,641)        (14,681)
Proceeds from the sale of property, plant and equipment    383           1,772
Net cash used in investing activities                   (7,258)        (12,909)
Net increase in cash                                       327           1,424
Cash at beginning of period                              1,812           1,262

Cash at end of period                                  $ 2,139         $ 2,686


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


1. Accounting Policies

The consolidated financial statements include the accounts of Coca-Cola Bottling Co. Consolidated and its majority owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated.

The information contained in the financial statements is unaudited. The statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Except for the accounting change discussed in Note 2, all such adjustments are of a normal, recurring nature.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 1995 filed with the Securities and Exchange Commission.

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

                                                 First Quarter
In Thousands                                     1995      1994

Net sales                                       $45,688   $43,961
Gross margin                                     18,923    19,174
Income from operations                            1,004     1,015
Net loss                                         (1,598)   (1,292)


4. Inventories

Inventories are summarized as follows:

                                         April 2,   Jan. 1,  April 3,
In Thousands                               1995      1995      1994

Finished products                         $18,708   $17,621  $20,203
Manufacturing  materials                   11,633    12,638   10,094
Used bottles and cases                      1,543     1,612    1,526

Total inventories                         $31,884   $31,871  $31,823

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


5. Long-Term Debt

Long-term debt is summarized as follows:

                                                Fixed(F) or
                                    Interest      Variable     Interest     April 2,    Jan. 1,   April 3,
In Thousands             Maturity     Rate       (V) Rate        Paid        1995        1995       1994
Lines of Credit           1997        6.18% -        V          Varies      $ 96,860    $93,420   $116,525
                                      6.62%
Commercial Paper                                                                                     3,989

Term Loan Agreement       2000        7.50%          V           Semi-        60,000     60,000     60,000
                                                                annually

Term Loan Agreement       2001        7.25%          V           Semi-        60,000     60,000     60,000
                                                                annually

Medium-Term Notes         1998        6.86%          V          Quarterly     10,000     10,000     10,000

Medium-Term Notes         1999        7.99%          F           Semi-        66,500     66,500     66,500
                                                                annually

Medium-Term Notes         2000       10.05%          F           Semi-        57,000     57,000     57,000
                                                                annually

Medium-Term Notes         2002        8.56%          F           Semi-        66,500     66,500     66,500
                                                                annually
Notes acquired in
Sunbelt  acquisition      2001        8.00%          F          Quarterly      5,321      5,327      5,429

Capital leases and
other notes payable       1995 -      6.85% -         F          Varies       14,466     14,524     16,165
                          2001       12.00%
Less: Portion of long-                                                       436,647    433,271    462,108
 term debt payable
 within one year                                                                 247        300        611

Long-term debt                                                              $436,400   $432,971   $461,497


Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


5. Long-Term Debt (cont.)

As of April 2, 1995, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. There were no balances outstanding under this program on April 2, 1995 or on January 1, 1995. On April 3, 1994, approximately $4.0 million was outstanding under the commercial paper program.

In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. The Company had sold trade receivables of $35 million, $35 million and $31 million as of April 2, 1995, January 1, 1995 and April 3, 1994, respectively. It is the Company's intent to seek renewal of this arrangement prior to its expiration.

On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and available for issuance. As of April 2, 1995, no securities had been issued under this shelf registration. In any future offering under such registration, net proceeds from sales of the securities could be used for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures and/or working capital.

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $34.2 million, $31.0 million and $15.7 million as of April 2, 1995, January 1, 1995 and April 3, 1994, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6. Derivative Financial Instruments

The Company uses derivative financial instruments to cost effectively modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating interest rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. These derivative financial instruments are not used for trading purposes.

The Company has entered into interest rate swaps that resulted in weighted average interest rates for the debt portfolio of approximately 7.5%, 7.0% and 6.3% as of April 2, 1995, January 1, 1995 and April 3, 1994, respectively. The Company's overall weighted average interest rate on its long-term debt increased from an average of 5.5% during the first quarter of 1994 to an average of 7.3% during the first quarter of 1995. After taking into account the effect of all of the interest rate swap activities, approximately 47%, 47% and 46% of the total debt portfolio was subject to changes in short-term interest rates as of April 2, 1995, January 1, 1995 and April 3, 1994, respectively.

A rate increase of 1% would have increased first quarter 1995 interest expense by approximately $.5 million and net income for the quarter ended April 2, 1995 would have been reduced by approximately $.3 million. Interest coverage as of April 2, 1995 would have been
2.5 times (versus 2.6 times) if interest rates had increased by 1%.

Derivative financial instruments were as follows:

                                     April  2,  1995             Jan.  1,  1995           April 3, 1994
                                               Remaining                    Remaining                  Remaining
In Thousands                        Amount       Term           Amount        Term       Amount          Term

Interest rate swaps-floating        $221,600   5-8 years       $221,600      6-9 years    $221,600     6-9 years

Interest rate swaps-fixed            215,000   1-8 years        215,000      1-9 years     265,000     2-9 years

Interest rate caps                    30,000    .5 year         110,000       .5 year      110,000       1 year


Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


6. Derivative Financial Instruments (cont.)


The table below summarizes interest rate swap activity.


                                                                First Quarter
In Thousands                                                        1995
Total swaps, beginning of period                                  $436,600
New swaps                                                             -
Terminated swaps                                                      -
Expired swaps                                                         -
Total swaps, end of period                                        $436,600

Deferred gains on terminated interest rate swap contracts were $3.9 million, $4.2 million and $4.4 million on April 2, 1995, January 1, 1995 and April 3, 1994, respectively.

The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                           April 2, 1995           Jan. 1, 1995
                                       Carrying        Fair      Carrying     Fair
In Thousands                            Amount         Value      Amount      Value

Balance Sheet Instruments
   Public debt                         $200,000       $207,214   $200,000     $201,119
   Non-public variable rate long-term
       debt                             216,860        216,860    213,420      213,420
   Non-public fixed rate long-term debt  19,787         19,424     19,851       19,030

Off-Balance-Sheet Instruments
   Interest rate swaps                                  (7,701)                 (11,123)


The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

7. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net
of   effects  from  acquisitions  and  divestitures  and  effect   of
accounting change, were as follows:

                                                         First Quarter
In Thousands                                          1995           1994
Accounts receivable, trade, net                     $(1,167)       $(6,478)
Due from Piedmont                                     1,195         (2,283)
Accounts receivable, other                               68          3,023
Inventories                                             (13)        (4,290)
Prepaid expenses and other current assets              (185)          (728)
Portion of long-term debt payable within one year       (53)          (100)
Accounts payable and accrued liabilities              2,801         (4,516)
Accrued compensation                                 (2,128)           674
Accrued interest payable                             (5,277)        (5,351)
Increase in current assets less current liabilities $(4,759)      $(20,049)

Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations



Introduction:

The following discussion presents management's analysis of the results of operations for the first three months of 1995 compared to the first three months of 1994 and changes in financial condition from April 3, 1994 and January 1, 1995 to April 2, 1995.

The Company reported net income of $2.0 million or $.21 per share for the first quarter of 1995 compared with a net loss of $.7 million or $.08 per share for the same period in 1994. The results for the first quarter of 1994 include a one-time, after-tax noncash charge of $2.2 million or $.24 per share related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC. SAC has completed the expansion of its bottling lines and is now providing a portion of the product requirements for both the Company and Piedmont Coca-Cola Bottling Partnership.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Results of Operations:

For the first quarter of 1995, net franchise sales increased 6.6% over the 1994 period due to increased net selling prices. Selling prices were increased in order to cover the anticipated increased cost of raw materials, primarily aluminum cans. Case volume was essentially unchanged from the comparable 1994 period. In the first quarter of 1994, franchise sales volume increased more than 6% from the first quarter of 1993 after adjusting 1993 results to reflect comparable franchise territories.

In the first quarter of 1995, gross margin on net franchise sales increased by 7.6% and was slightly higher as a percentage of net franchise sales. Cost of goods sold related to net franchise sales increased due to increases in packaging costs, but selling price increases more than offset the increase in cost of goods sold. Although the cost of cans increased during the first quarter of 1995, recent agreements currently in place with suppliers ensure that the cost of cans will not increase further this year and may decline from current pricing if aluminum ingot prices decrease below a specified level.

For the first quarter of 1995, selling expenses increased 5.2% over the 1994 period. Selling expenses related to franchise sales increased more than 7% due primarily to higher employment costs and increased expenses related to sales development programs and casualty insurance. General and administrative
expenses  increased  due  to increased employment  costs.   As  a
percentage of net franchise sales, general and administrative expenses were unchanged between the two periods.

Depreciation expense increased 10.6% between the first quarter of 1994 and the first quarter of 1995. This change reflects the high level of capital expenditures during 1994. During 1994, certain improvements were made at the manufacturing facilities to produce new packages.

Interest expense increased 12.1% from the first quarter of 1994 to the first quarter of 1995 due to higher short-term interest rates. Outstanding long-term debt decreased approximately $25 million from April 3, 1994 to April 2, 1995. The Company's weighted average interest rate increased from an average of 5.5% during the first quarter of 1994 to an average of 7.3% during the first quarter of 1995.

The change in "other expense, net" between the first quarter of 1994 and the first quarter of 1995 was due primarily to a first quarter 1994 gain on the sale of an idle production facility. This facility was acquired in the 1991 Sunbelt acquisition and was closed in April 1992. For the first quarter of 1995, losses of approximately $.5 million on sales of property, plant and equipment were included in "other expense, net." Gains of approximately $.4 million on sales of property, plant and equipment were included in "other expense, net" for the first quarter of 1994.


Changes in Financial Condition:

Working capital increased $5.1 million from January 1, 1995 and decreased $6.5 million from April 3, 1994 to April 2, 1995. The increase from January 1, 1995 resulted principally from a decrease in accrued interest payable. The decrease from April 3, 1994 was due principally to decreases in trade accounts receivable and amounts due from Piedmont Coca-Cola Bottling Partnership. The decrease in trade accounts receivable from April 3, 1994 to April 2, 1995 was primarily due to an increase in trade accounts receivable sold. The Company had sold trade accounts receivable of $35 million as of April 2, 1995 and as of January 1, 1995 compared to $31 million on April 3, 1994. It is the Company's intent to seek renewal of this arrangement to sell trade accounts receivable prior to the June 1995 expiration of the current agreement.

Capital  expenditures  in the first quarter  of  1995  were  $7.6 million as compared to $14.7 million in the first quarter of 1994. Expenditures for 1995 capital additions are expected to be lower than expenditures for 1994 capital additions.

Long-term debt decreased $25 million from April 3, 1994 and increased $3.4 million from January 1, 1995. The level of debt as of April 3, 1994 had increased due to significant additions to property, plant and equipment during the first quarter of 1994. As of April 2, 1995, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of April 2, 1995, the Company had no amounts outstanding under the revolving credit facility or the commercial paper program and had approximately $97 million outstanding under the informal lines of credit.

The Company uses derivative financial instruments to modify risk from interest rate fluctuations. Derivative financial instruments are not used for trading purposes. As of April 2, 1995, the debt portfolio had a weighted average interest rate of approximately 7.5% and approximately 47% of the total portfolio of $437 million was subject to changes in short-term interest rates.

On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and available for issuance. As of April 2, 1995, no securities had been issued under this shelf registration. In any future offering under such registration, net proceeds from sales of the securities could be used for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures and/or working capital.

Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional franchise territories on an ongoing basis.

                PART II - OTHER INFORMATION



Item 1. Legal Proceedings

On February 21, 1995, Carolina Beverage Corporation ("CBC") filed a Complaint for Declaratory Judgment in the General Court of Justice, Superior Court Division, Rowan County, North Carolina (Docket No. 95-CVS-432) seeking a judicial interpretation of the contractual relationship, if any, between CBC and either the Company or Coca-Cola Bottling Co. Affiliated, Inc. ("Affiliated"), a subsidiary of the Company, regarding the sale of CHEERWINE(R) in the Asheville, North Carolina territory. The Court granted CBC's request for a pretrial injunction barring the Company and Affiliated from continuing to sell CHEERWINE(R) in the Asheville territory, finding that Affiliated would not be irreparably harmed by the loss of its contract as it could be compensated adequately by money damages for the value of the contract. The Company has filed pleadings denying CBC's right to terminate the CHEERWINE(R) License Agreement, asserting the continued existence of the contract and claiming damages for breach of contract, unfair trade practices and bad faith. The Company is confident in the strengths of its case and, since CBC is now marketing CHEERWINE(R) in Affiliated's territory, does not believe that CBC would be entitled to any damages should it ultimately prevail. Conversely, the Company believes it would be entitled to compensation from CBC should the Court or jury determine that CBC wrongfully terminated Affiliated's License Agreement.

In 1994, sales of CHEERWINE(R) products represented less than 1% of the Company's total sales volume.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number    Description
     10.1      Lease Agreement dated as of December 15,
               1994  between the Company and BA Leasing & Capital
               Corporation.
     10.2      Lease Schedule No. 001 - Revised, dated
               as of January 10, 1995, of a Lease Agreement dated
               as of December 15, 1994 between the Company and BA
               Leasing  &  Capital Corporation  covering  various
               vehicles.
     10.3      Lease Schedule No. 002 - Revised, dated
               as of January 18, 1995, of a Lease Agreement dated
               as of December 15, 1994 between the Company and BA
               Leasing  &  Capital Corporation  covering  various
               vehicles.
     10.4      Lease  Schedule No. 003,  dated  as  of
               January 31, 1995, of a Lease Agreement dated as of
               December  15,  1994  between the  Company  and  BA
               Leasing  &  Capital Corporation  covering  various
               vehicles.
     10.5      Lease  Schedule No. 004,  dated  as  of
               February 8, 1995, of a Lease Agreement dated as of
               December  15,  1994  between the  Company  and  BA
               Leasing  &  Capital Corporation  covering  various
               vehicles.
     10.6      Lease Schedule No. 005 - Revised, dated
               as of February 8, 1995, of a Lease Agreement dated
               as of December 15, 1994 between the Company and BA
               Leasing  &  Capital Corporation  covering  various
               vehicles.
     10.7      Lease Schedule No. 006 - Revised, dated
               as  of  February  27, 1995, of a  Lease  Agreement
               dated  as of December 15, 1994 between the Company
               and  BA  Leasing  &  Capital Corporation  covering
               various vehicles.
     10.8      First  Amendment to  Credit  Agreement,
               Line   of   Credit   Note   and   Mortgage,    and
               Reaffirmation  of  Term Note, Security  Agreement,
               Guaranty   Agreement  and  Addendum  to   Guaranty
               Agreement,  dated  as of March 31,  1995,  by  and
               among  the  Company, South Atlantic Canners,  Inc.
               and Wachovia Bank of North Carolina, N.A.
     10.9      Guaranty Agreement and Addendum,  dated
              as of March 31, 1995, between the Company and Wachovia Bank of North Carolina, N.A.
     10.10    Lease Funding No. 95002, dated  as
              of  March  9,  1995, of a Master  Equipment  Lease
              between   the  Company  and  Coca-Cola   Financial
              Corporation covering various vending machines.
     10.11    Lease Funding No. 95003, dated  as
              of  April  10,  1995, of a Master Equipment  Lease
              between   the  Company  and  Coca-Cola   Financial
              Corporation covering various vending machines
     27       Financial data schedule for period ended
              April 2, 1995.

(b)  Reports on Form 8-K

   None.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            COCA-COLA BOTTLING CO. CONSOLIDATED
                                        (REGISTRANT)


Date: May 15, 1995             By:     /s/ David V. Singer
                                           David V. Singer

                             Principal Financial Officer of the Registrant
                                                and
                               Vice President - Chief Financial Officer