Form 10-K405/A
period 1995-01-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1995-06-26
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-K/A


  [x] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
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

                  Documents Incorporated by Reference
Proxy Statement to be filed pursuant to Section 14
of the Exchange Act with respect to the 1995 Annual
Meeting of Shareholders . . . . . . . . . . . . . . . . . Part III, Items 10-13

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 1, 1995, which was filed with the Commission on April 3, 1995, as set forth in the pages attached hereto:

          A. Part IV, Item 14 A.3(ii) of the Annual Report on Form 10-K is amended to reflect the filing of Exhibit (99.1), "Information, Financial Statements and Exhibits required by Form 11-K with Respect to the Coca-Cola Bottling Co. Consolidated Savings Plan."

          B.   Exhibit  (99.1),  "Information,   Financial
          Statements and Exhibits Required by Form 11-K with Respect to the Coca-Cola Bottling Co. Consolidated Savings Plan" is filed pursuant to Rule 15d-21 of the Securities Act of 1934. The information is filed separately under cover of Form SE.



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


Dated: June 23, 1995