Form 10-Q
period 1995-07-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1995-08-11
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 2, 1995


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

Class                                    Outstanding at August 4, 1995
Common Stock, $1 Par Value                        7,958,059
Class B Common Stock, $1 Par Value                1,336,362

                     PART I - FINANCIAL INFORMATION

Item l. Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                      July 2,          Jan. 1,          July 3,
                                                                       1995             1995             1994
ASSETS

Current Assets:
Cash                                                                $    2,488       $    1,812       $    2,098
Accounts receivable, trade, less allowance for
 doubtful accounts of $400, $400 and $436                               16,176             7,756          16,380
Accounts receivable from The Coca-Cola Company                           4,880             4,514           4,614
Due from Piedmont Coca-Cola Bottling Partnership                         5,248             1,383           3,225
Accounts receivable, other                                               3,974             7,232           8,204
Inventories                                                             35,898            31,871          34,686
Prepaid expenses and other current assets                                5,142             5,054           3,902
  Total current assets                                                  73,806            59,622          73,109

Property, plant and equipment, less accumulated
 depreciation of $147,798, $141,419 and $135,367                       188,933           185,633         176,755
Investment in Piedmont Coca-Cola Bottling Partnership                   67,008            67,729          67,995
Other assets                                                            24,227            23,394          22,039
Identifiable intangible assets, less accumulated
 amortization of $80,601, $75,667 and $70,733                          252,917           257,851         262,785
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $22,834, $21,689 and $20,544                           68,785            69,930          71,075


Total                                                                 $675,676          $664,159        $673,758

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                                        July 2,         Jan. 1,           July 3,
                                                                        1995              1995            1994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Portion of long-term debt payable within one year                    $      206       $      300       $      861
Accounts payable and accrued liabilities                                 57,376           59,413           59,589
Accounts payable to The Coca-Cola Company                                 5,117            2,930            7,727
Accrued compensation                                                      3,804            4,246            3,416
Accrued interest payable                                                 12,550           11,275           10,340
  Total current liabilities                                              79,053           78,164           81,933
Deferred income taxes                                                    96,135           89,531           84,566
Other liabilities                                                        31,474           29,512           22,166
Long-term debt                                                          429,670          432,971          454,112
  Total liabilities                                                     636,332          630,178          642,777

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,090,859 shares                                                10,090           10,090           10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,964,476 shares                                                  1,965            1,965            1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                          125,380          130,028          134,675
Accumulated deficit                                                     (76,541)         (86,552)         (92,489)
Minimum pension liability adjustment                                     (3,904)         (3,904)          (5,614)
                                                                         56,990           51,627           48,627
Less-Treasury stock, at cost:
 Common-2,132,800 shares                                                 17,237           17,237           17,237
 Class B Common-628,114 shares                                              409              409               409
  Total shareholders' equity                                             39,344          33,981            30,981

Total                                                                  $675,676         $664,159          $673,758

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)



                                                                   Second Quarter               First Half
                                                                 1995        1994             1995           1994

Net sales (includes sales to Piedmont of
 $19,627, $24,247, $36,309 and $44,811)                     $ 207,876     $ 200,692      $ 378,853      $ 364,509
Cost of products sold, excluding depreciation
 shown below (includes $16,662, $21,201,
 $31,884 and $40,106 related to sales to
 Piedmont)                                                    120,742       118,941        219,645        216,425
Gross margin                                                   87,134        81,751        159,208        148,084
Selling expenses                                               41,639        39,310         78,087         73,949
General and administrative  expenses                           13,478        13,508         26,971         26,167
Depreciation expense                                            6,584         5,991         12,970         11,764
Amortization of goodwill and intangibles                        3,058         3,081          6,115          6,154
Income from operations                                         22,375        19,861         35,065         30,050

Interest expense                                                8,456         7,833         16,893         15,359
Other expense, net                                                593           273          1,557            287
Income before income taxes and effect of
 accounting change                                             13,326        11,755         16,615         14,404
Federal and state income taxes                                  5,272         5,055          6,604          6,194
Income before effect of accounting change                       8,054         6,700         10,011          8,210
Effect of accounting change                                                                                (2,211)

Net income                                                $     8,054   $     6,700     $   10,011     $    5,999

Income per share:
 Income before effect of accounting change                $       .87   $       .72     $     1.08     $      .88
 Effect of accounting change                                                                                 (.24)

 Net income                                               $       .87   $       .72     $     1.08      $     .64

Cash dividends per share:
 Common Stock                                             $       .25   $       .25     $      .50       $    .50
 Class B Common Stock                                             .25           .25            .50            .50
Weighted average number of Common and
 Class B Common shares outstanding                              9,294         9,294          9,294          9,294

See Accompanying Notes to Consolidated Financial Statements



Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
In Thousands





                                                           Capital                             Minimum
                                         Class B             in                                Pension
                          Common         Common           Excess of          Accumulated      Liability        Treasury
                           Stock          Stock           Par Value           Deficit        Adjustment         Stock
Balance on
 January 2, 1994          $10,090          $ 1,965          $139,322         $  (98,488)      $ (5,614)        $ 17,646
Net income                                                                         5,999
Cash dividends
 declared:
 Common                                                       (4,647)

Balance on
 July 3, 1994             $10,090          $ 1,965          $134,675          $ (92,489)       $ (5,614)       $ 17,646



Balance on
 January 1, 1995          $10,090          $ 1,965          $130,028         $  (86,552)      $  (3,904)       $ 17,646
Net income                                                                       10,011
Cash dividends
 declared:
 Common                                                       (4,648)

Balance on
 July 2, 1995             $10,090          $ 1,965          $125,380         $  (76,541)      $ (3,904)        $ 17,646

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                                         First Half
                                                                                 1995                1994
Cash Flows from Operating Activities
Net income                                                                      $10,011            $ 5,999
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Effect of accounting change                                                                        2,211
  Depreciation expense                                                           12,970             11,764
  Amortization of goodwill and intangibles                                        6,115              6,154
  Deferred income taxes                                                           6,604              6,170
  (Gains) losses on sale of property, plant and equipment                           305               (367)
  Amortization of debt costs                                                        229                228
  Undistributed loss of Piedmont Coca-Cola Bottling Partnership                     721                405
  Increase in current assets less current liabilities                           (12,619)           (18,757)
  Increase in other noncurrent assets                                              (928)            (2,198)
  Decrease in other noncurrent liabilities                                         (279)              (189)
  Other                                                                              85                420
Total adjustments                                                                13,203              5,841
Net cash provided by operating activities                                        23,214             11,840

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                                                        19,810
Payments on long-term debt                                                       (3,301)               (56)
Cash dividends paid                                                              (4,648)            (4,647)
Other                                                                             2,071               (556)
Net cash provided by (used in) financing activities                              (5,878)            14,551

Cash Flows from Investing Activities
Additions to property, plant and equipment                                      (17,576)           (27,831)
Proceeds from the sale of property, plant and equipment                             916              2,276
Net cash used in investing activities                                           (16,660)           (25,555)
Net increase in cash                                                                676                836
Cash at beginning of period                                                       1,812              1,262

Cash at end of period                                                          $  2,488           $  2,098

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


1. Accounting Policies

The consolidated financial statements include the accounts of Coca-Cola Bottling Co. Consolidated and its majority owned subsidiar-ies ("the Company"). All significant intercompany accounts and transactions have been eliminated.

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

                                                         Second Quarter                       First Half
In Thousands                                          1995             1994             1995             1994

Net sales                                          $58,772          $53,672           $104,460          $97,633
Gross margin                                        23,787           22,605             42,710           41,779
Income from operations                               2,531            2,806              3,535            3,821
Net income (loss)                                      156              482             (1,442)            (810)

4. Inventories

Inventories are summarized as follows:

                                                                     July 2,          Jan. 1,          July 3,
In Thousands                                                          1995             1995             1994
Finished products                                                   $22,259          $17,621          $20,687
Manufacturing materials                                              12,109           12,638           11,978
Used bottles and cases                                                1,530            1,612            2,021

Total inventories                                                   $35,898          $31,871          $34,686

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


5. Long-Term Debt

Long-term debt is summarized as follows:


                                                            Fixed(F) or
                                               Interest       Variable   Interest        July 2,      Jan. 1,      July 3,
In Thousands                      Maturity       Rate         (V) Rate      Paid          1995         1995        1994


Lines of Credit                     1997         6.10% -          V       Varies        $  90,235    $  93,420     $108,170
                                                 6.43%
Commercial Paper                                                                                                      4,999

Term Loan Agreement                 2000         7.50%            V       Semi-            60,000       60,000       60,000
                                                                           annually

Term Loan Agreement                 2001         7.25%            V       Semi-            60,000       60,000       60,000
                                                                           annually

Medium-Term Notes                   1998         6.61%            V       Quarterly        10,000       10,000       10,000

Medium-Term Notes                   1999         7.99%            F       Semi-            66,500       66,500       66,500
                                                                           annually

Medium-Term Notes                   2000        10.05%            F       Semi-            57,000       57,000       57,000
                                                                           annually

Medium-Term Notes                   2002         8.56%            F       Semi-            66,500       66,500       66,500
                                                                           annually
Notes acquired in
 Sunbelt acquisition                2001         8.00%            F       Quarterly          5,321        5,327        5,417

Capital leases and
 other notes payable                1995 -       6.85% -          F       Varies           14,320       14,524       16,387
                                    2001        12.00%

                                                                                          429,876      433,271      454,973
Less: Portion of long-
 term debt payable
 within one year                                                                              206          300          861

Long-term debt                                                                          $429,670      $432,971     $454,112

  Coca-Cola Bottling Co. Consolidated
   Notes to Consolidated Financial Statements (Unaudited)



   5. Long-Term Debt (cont.)

   As of July 2, 1995, the Company was in compliance with all of the covenants of its various borrowing agreements.

   It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

   A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. There were no balances outstanding under this program on July 2, 1995 or on January 1, 1995. On July 3, 1994, approximately $5.0 million was outstanding under the commercial paper program.

   In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a
   designated   pool of trade accounts receivable for up to a maximum of
   $40 million. The Company had sold trade receivables of $35 million, $35 million and $37 million as of July 2, 1995, January 1, 1995 and July 3, 1994, respectively. This arrangement has been amended to extend the arrangement to June 1998 on terms substantially similar to those previously in place.

   On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and available for issuance. As of July 2, 1995, no securities had been issued under this shelf
   registration.    In  any  future  offering under such registration,
   net proceeds from sales of the securities could be used for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures and/or working capital.

   The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaran-teed were $34 million, $31 million and $20 million as of July 2, 1995, January 1, 1995 and July 3, 1994, respectively.

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

The Company has entered into interest rate swaps that resulted in weighted average interest rates for the debt portfolio of approximately 7.7%, 7.0% and 6.6% as of July 2, 1995, January 1, 1995 and July 3,
1994, respectively. The Company's overall weighted average interest rate on its long-term debt increased from an average of 6.6% during the first half of 1994 to an average of 7.4% during the first half of 1995. After taking into account the effect of all of the interest rate swap activities, approximately 40%, 47% and 45% of the total debt portfolio was subject to changes in short-term interest rates as of July 2, 1995, January 1, 1995 and July 3, 1994, respectively.

A rate increase of 1% would have increased first half 1995 interest expense by approximately $.9 million and net income for the six months ended July 2, 1995 would have been reduced by approximately $.5 million. Interest coverage as of July 2, 1995 would have been 3.0 times (versus 3.2 times) if interest rates had increased by 1%.

Derivative financial instruments were as follows:

                                         July 2, 1995               Jan. 1, 1995                 July 3, 1994
                                                Remaining                     Remaining                   Remaining
In Thousands                         Amount        Term         Amount          Term          Amount         Term

Interest rate swaps-floating         $168,600     5-8 years     $221,600       6-9 years      $221,600     6-9 years

Interest rate swaps-fixed              215,000   .5-8 years      215,000       1-9 years       265,000     2-9 years

Interest rate caps                        -                      110,000        .5 year        110,000       1 year

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6. Derivative Financial Instruments (cont.)

The table below summarizes interest rate swap activity.

                                                  Second Quarter           First Half
In  Thousands                                         1995                    1995
Total swaps, beginning of period                   $ 436,600                $ 436,600
New swaps                                             25,000                   25,000
Terminated swaps                                     (78,000)                 (78,000)
Expired swaps                                          -                         -
Total swaps, end of period                          $ 383,600                $ 383,600

Deferred gains on terminated interest rate swap contracts were $6.9 million, $4.2 million and $4.2 million on July 2, 1995, January 1, 1995 and July 3, 1994, respectively.

The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                                              July 2, 1995                  Jan. 1, 1995
                                                       Carrying              Fair         Carrying         Fair
In Thousands                                            Amount              Value          Amount         Value

Balance Sheet Instruments
         Public debt                                    $200,000         $217,354         $200,000       $201,119
         Non-public variable rate long-term
             debt                                        210,235          210,235          213,420        213,420
         Non-public fixed rate long-term debt             19,641           20,619           19,851         19,030

Off-Balance-Sheet Instruments
         Interest rate swaps                                               (4,970)                        (11,123)

The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



7. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of the effect of an accounting change, were as follows:

                                                                                        First Half
In Thousands                                                                      1995             1994
Accounts receivable, trade, net                                              $  (8,420)         $ (11,420)
Due from Piedmont Coca-Cola Bottling Partnership                                (3,865)              (771)
Accounts receivable, other                                                       2,892              4,638
Inventories                                                                     (4,027)            (7,153)
Prepaid expenses and other current assets                                          (88)              (577)
Portion of long-term debt payable within one year                                  (94)               150
Accounts payable and accrued liabilities                                           150             (5,066)
Accrued compensation                                                              (442)             1,210
Accrued interest payable                                                         1,275                232
Increase in current assets less current liabilities                           $(12,619)          $(18,757)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction:

The following discussion presents management's analysis of the results of operations for the second quarter and first six months of 1995 compared to the second quarter and first six months of 1994 and changes in financial condition from July 3, 1994 and January 1, 1995 to July 2, 1995.

The Company reported net income of $8.1 million or $.87 per share for the second quarter of 1995 compared with net income of $6.7 million or $.72 per share for the same period in 1994. For the first six months of 1995, net income was $10.0 million or $1.08 per share compared with net income of $6.0 million or $.64 per share for the first six months of 1994. In the first quarter of 1994, the Company recorded a one-time, after-tax noncash charge of $2.2 million or $.24 per share related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

During the recent legislative sessions in North Carolina and South Carolina, reductions in the special excise tax on soft drinks were approved. The North Carolina tax will be reduced by 25% beginning July 1, 1996, while the South Carolina tax has been repealed and will be phased out over a six-year period beginning July 1, 1996. The repeal of the South Carolina tax and the reduction in the North Carolina tax will not have a significant impact on the Company's 1996 results of operations.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

Results of Operations:

For the second quarter of 1995, net franchise sales increased more than 7% over the same quarter in 1994, reflecting higher net selling prices and a volume increase of almost 2%. Net franchise sales for the first half of 1995 increased approximately 7% over the 1994 period. This increase was due principally to increased net selling prices but
also reflected a volume increase  of  almost  1%.   Selling prices were
increased in early 1995 in order to cover the anticipated increased cost of raw materials, primarily aluminum cans.

In the second quarter of 1995, gross margin on net franchise sales increased by approximately 7.5% over the same period in 1994 and, as a percentage of net franchise sales, was almost unchanged at 48.5%. For the first half of 1995, gross margin on net franchise sales also increased approximately 7.5% over the comparable 1994 period and was slightly higher as a percentage of net franchise sales. Cost of goods sold related to net franchise sales increased due to increases in packaging costs, but selling price increases more than offset the increased cost of goods sold. Although the cost of cans increased during the first half of 1995, agreements currently in place with suppliers ensure that the cost of cans will not increase further this year and may decline from current pricing if aluminum ingot prices decrease below a specified level. Plastic bottles have also contributed to the increase in cost of goods sold. Resin prices increased more than 10% during the first half of 1995 as compared with the first half of 1994.

For the second quarter and first half of 1995, selling expenses increased almost 6% over the comparable 1994 periods. Selling expenses related to net franchise sales increased approximately 8% over the comparable 1994 periods due primarily to higher employment costs and increased expenses related to sales development programs and casualty insurance. General and administrative expenses increased for the first half of 1995 over the 1994 period due to increased employment costs. The increased employment costs were partially offset by reductions in other general and administrative expenses. As a percentage of net franchise sales, general and administrative expenses declined for both the first half and second quarter of 1995 as compared to the same periods in 1994.

Depreciation expense increased approximately 10% between the first half and second quarter of 1994 and the comparable 1995 periods.
These increases reflect the high level of capital expenditures during 1994. During 1994, certain capital improvements were made at the manufacturing facilities to produce new packages.

Interest expense increased 10% from the first half of 1994 to the first half of 1995 due to higher short-term interest rates. During the second quarter of 1995, interest expense increased 8% over the same period in 1994. Outstanding long-term debt decreased approximately
$25 million from July 3, 1994 to July 2, 1995. The Company's weighted average interest rate increased from an average of 6.6% during the first half of 1994 to an average of 7.4% during the first half of 1995.

The change in "other expense, net" between the first half of 1994 and the first half of 1995 was due primarily to a first quarter 1994 gain on the sale of an idle production facility. For the first half of 1995, losses of approximately $.3 million on sales of property, plant and equipment were included in "other expense, net." Gains of approximately $.4 million on sales of property, plant and equipment were included in "other expense, net" for the first half of 1994. In addition, the discount on sales of trade accounts receivable increased almost $.5 million from the first half of 1994 to the first half of 1995 due to higher short-term rates associated with this arrangement.

Changes in Financial Condition:

Working capital increased $13.3 million from January 1, 1995 and $3.6 million from July 3, 1994 to July 2, 1995. The increase from January 1, 1995 resulted principally from seasonal increases in trade accounts receivable and inventories. The increase from July 3, 1994 was partially due to an increase in the receivable from Piedmont Coca-Cola Bottling Partnership.

Capital expenditures in the first half of 1995 were $17.6 million as compared to $27.8 million in the first half of 1994. Expenditures for 1995 capital additions are expected to be significantly lower than expenditures for 1994 capital additions. In 1995, the Company has resumed its vehicle leasing program. Additions to the Company's fleet were purchased rather than leased during 1994.

Long-term debt decreased approximately $25 million from July 3, 1994 and more than $3 million from January 1, 1995. The level of debt as of July 3, 1994 had increased due to significant additions to property, plant and equipment during the first half of 1994. As of July 2, 1995, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of July 2, 1995, the Company had no amounts outstanding under the revolving credit facility or the commercial paper program and had approximately $90 million outstanding under the informal lines of credit.

The Company had sold trade accounts receivable of $35 million as of July 2, 1995 and as of January 1, 1995 compared to $37 million on July 3, 1994. The arrangement to sell trade accounts receivable has been amended to extend the arrangement to June 1998 on terms substantially similar to those previously in place.

The Company uses derivative financial instruments to modify risk from interest rate fluctuations. Derivative financial instruments are not used for trading purposes. As of July 2, 1995, the debt portfolio had a weighted average interest rate of approximately 7.7% and approximately 40% of the total portfolio of $430 million was subject to changes in short-term interest rates.

On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and available for issuance. As of July 2, 1995, no
securities had been issued under this shelf registration.    In  any
future offering under such registration, net proceeds from sales of the securities could be used for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures and/or working capital.

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

                        PART II - OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the Company's shareholders was held on May 17, 1995.

     (b) The meeting was held to consider and vote upon (i) fixing the number of the Company's directors at ten and (ii) electing four directors, each for a term of three years or until his successor shall be elected and shall qualify. The votes cast on the question of fixing the number of directors at ten are summarized as follows:

                 For         Against    Abstain         Total Votes
             33,276,037       7,240      4,094           33,287,371



              The votes cast with respect to each director are summarized as follows:


                      Director Name                  For                     Withheld           Total Votes
              J. Frank Harrison, Jr.            33,273,590                    13,781            33,287,371
              J. Frank Harrison, III            33,273,690                    13,681            33,287,371
              Ned R. McWherter                  33,273,365                    14,006            33,287,371
              James L. Moore, Jr.               33,273,688                    13,683            33,287,371

    Item 6. Exhibits and Reports on Form 8-K

     (a)      Exhibits

     Exhibit
     Number     Description


                       4.1     First  Omnibus Amendment to Purchase Agreements, dated as of June 26, 1995, by and among the  Company,  as Seller, Corporate Receivables Corporation, as the Investor, and Citicorp North
                               America, Inc., individually and as agent.
                      10.1     Lease  Funding  No.  95004,  dated as of April 19, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.
                      10.2     Lease  Funding  No. 95005, dated as of May 19, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.
                      10.3     Lease  Funding  No. 95006, dated as of June 9, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.
                      10.4     Lease  Funding No. 95007, dated as of June 20, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.
                      10.5     Lease  Schedule No. 007 - Revised, dated as of March 8, 1995, of a Lease Agreement dated as  of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.
                      10.6     Lease  Schedule  No.  008,  dated as of April 15, 1995, of a Lease Agreement dated as of
                               December  15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.
                      10.7     Lease  Schedule  No.  009, dated as of May 1, 1995, of a Lease Agreement dated as of December
                               15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.
                      10.8     Lease  Schedule  No. 010, dated as of May 15, 1995, of a Lease Agreement dated as of
                               December  15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.
                      10.9     Lease  Schedule  No. 011, dated as of May 15, 1995, of a Lease Agreement dated as of
                               December  15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.
                      27       Financial data schedule for period ended July 2, 1995.

     (b)      Reports on Form 8-K

     None.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                COCA-COLA BOTTLING CO. CONSOLIDATED
                                          (REGISTRANT)


Date:  August 11, 1995           By:     /s/ David V. Singer
                                          David V. Singer
                           Principal Financial Officer of the Registrant
                                               and
                              Vice President - Chief Financial Officer