Form 10-Q/A
period 1994-10-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1995-08-23
CIK 317540

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-Q/A


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             October 2, 1994

Commission File Number                         0-9286


                  COCA-COLA BOTTLING CO. CONSOLIDATED
         (Exact name of registrant as specified in its charter)


                Delaware                                           56-0950585
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification Number)
              organization)



        1900 Rexford Road, Charlotte, North Carolina    28211
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

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended October 2, 1994, which was filed with the Commission on November 14, 1994, as set forth below:

          A.    Part II, Item 6(a) of the Form 10-Q for  the quarterly
                period  ended    October  2,  1994   is amended  to
                reflect the filing of an amended Exhibit 27, "Amended financial data schedule for period ended October 2, 1994."

          B. Exhibit 27, "Amended financial data schedule for period ended October 2, 1994" is filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COCA-COLA BOTTLING CO. CONSOLIDATED
                                          (REGISTRANT)



                               By:      /s/ David  V. Singer
                                            David V. Singer
                                 Principal Financial Officer of the Registrant
                                                  and
                                   Vice President-Chief Financial Officer


Date:     August 23, 1995