Form 10-K405/A
period 1995-01-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1995-10-31
CIK 317540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A-2
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                   For the fiscal year ended January 1, 1995
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

        Registrant's telephone number, including area code (704) 551-4400

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 par value
                                (Title of Class)
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
  State the aggregate market value of voting stock held by non-affiliates of the Registrant.

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

     The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 1, 1995, which was filed with the Commission on April 3, 1995 and amended on June 26, 1995, as set forth below:

    Part IV, Item 14 A.3(ii) of the Annual Report on Form 10-K is amended to reflect the renumbering of Exhibit (10.92), "Supplemental Indenture, dated as of March 3, 1995, between the Company and NationsBank of Georgia, National Association, as Trustee" as Exhibit (4.15).

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

Dated: October 30, 1995