Form 10-Q
period 1995-10-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1995-11-15
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549
                                             FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           OCTOBER 1, 1995


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

                  Class                       Outstanding at November 3, 1995

Common Stock, $1 Par Value                              7,958,059
Class B Common Stock, $1 Par Value                      1,336,362

                         PART I - FINANCIAL INFORMATION


Item l. Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)



                                                                         Oct. 1,          Jan. 1,           Oct. 2,
                                                                          1995             1995              1994
ASSETS

Current Assets:
Cash                                                                   $    2,723       $    1,812        $    2,200
Accounts receivable, trade, less allowance for
 doubtful accounts of $401, $400 and $419                                  11,180            7,756             7,522
Accounts receivable from The Coca-Cola Company                              6,337            4,514             5,991
Due from Piedmont Coca-Cola Bottling Partnership                            1,457            1,383             1,907
Accounts receivable, other                                                  4,577            7,232             6,583
Inventories                                                                33,447           31,871            30,320
Prepaid expenses and other current assets                                   5,538            5,054             5,269

  Total current assets                                                     65,259           59,622            59,792


Property, plant and equipment, less accumulated
 depreciation of $152,271, $141,419 and $138,022                          189,118          185,633           179,008
Investment in Piedmont Coca-Cola Bottling Partnership                      66,629           67,729            68,801
Other assets                                                               24,258           23,394            22,369
Identifiable intangible assets, less accumulated
 amortization of $83,068, $75,667 and $73,200                             250,450          257,851           260,318
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $23,407, $21,689 and $21,117                              68,212           69,930            70,502



Total                                                                  $663,926         $664,159          $660,790



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                                           Oct. 1,          Jan. 1,           Oct. 2,
                                                                           1995              1995             1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year                      $       174       $      300        $      376
Accounts payable and accrued liabilities                                    52,812           59,413            51,634
Accounts payable to The Coca-Cola Company                                    3,470            2,930             1,993
Accrued compensation                                                         3,464            4,246             3,314
Accrued interest payable                                                     4,886           11,275             5,593

  Total current liabilities                                                 64,806           78,164            62,910
Deferred income taxes                                                       99,269           89,531            88,302
Other liabilities                                                           38,364           29,512            21,630
Long-term debt                                                             419,827          432,971           454,392

  Total liabilities                                                        622,266          630,178           627,234


Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,090,859 shares                                                   10,090           10,090            10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,964,476 shares                                                     1,965            1,965             1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                             123,057          130,028           132,351
Accumulated deficit                                                        (71,902)         (86,552)          (87,590)
Minimum pension liability adjustment                                        (3,904)          (3,904)           (5,614)

                                                                            59,306           51,627            51,202
Less-Treasury stock, at cost:
 Common-2,132,800 shares                                                    17,237           17,237            17,237
 Class B Common-628,114 shares                                                 409              409               409

  Total shareholders' equity                                                41,660          33,981             33,556


Total                                                                     $663,926         $664,159          $660,790



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)



                                                                       Third Quarter           Nine Months
                                                                   1995           1994      1995          1994
Net sales (includes sales to Piedmont of
 $19,355, $23,121, $55,664 and $67,932)                           $ 203,559    $ 188,418   $ 582,412    $ 552,927
Cost of products sold, excluding depreciation
 shown below (includes $16,715, $19,679,
 $48,599 and $59,785 related to sales to
 Piedmont)                                                          120,832      112,554     340,477      328,979

Gross margin                                                         82,727       75,864     241,935      223,948

Selling expenses                                                     41,831       37,524     119,918      111,473
General and administrative  expenses                                 13,868       13,565      40,839       39,732
Depreciation expense                                                  6,786        5,895      19,756       17,659
Amortization of goodwill and intangibles                              3,058        3,081       9,173        9,235

Income from operations                                               17,184       15,799      52,249       45,849

Interest expense                                                      8,312        7,999      25,205       23,358
Other income (expense), net                                          (1,099)         761      (2,656)         474

Income before income taxes and effect of
 accounting change                                                    7,773        8,561      24,388       22,965
Federal and state income taxes                                        3,134        3,662       9,738        9,856

Income before effect of accounting change                             4,639        4,899      14,650       13,109
Effect of accounting change                                                                                (2,211)
Net income                                                        $   4,639    $   4,899   $  14,650    $  10,898


Income per share:
 Income before effect of accounting change                        $     .50    $     .53   $    1.58    $    1.41
 Effect of accounting change                                                                                (.24)
 Net income                                                       $     .50    $     .53   $    1.58    $    1.17


Cash dividends per share:
 Common Stock                                                     $     .25    $     .25   $     .75    $     .75
 Class B Common Stock                                                   .25          .25         .75          .75
Weighted average number of Common and
 Class B Common shares outstanding                                    9,294        9,294       9,294        9,294



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                            Capital                           Minimum
                                           Class B             in                               Pension
                            Common         Common           Excess of       Accumulated       Liability          Treasury
                            Stock          Stock             Par Value        Deficit         Adjustment           Stock
Balance on
 January 2, 1994           $10,090          $ 1,965           $139,322          $ (98,488)       $ (5,614)         $ 17,646
Net income                                                                         10,898
Cash dividends
 declared                                                      (6,971)
Balance on
 October 2, 1994           $10,090          $ 1,965          $132,351           $ (87,590)       $ (5,614)         $ 17,646


Balance on
 January 1, 1995           $10,090          $ 1,965           $130,028          $ (86,552)       $ (3,904)         $ 17,646
Net income                                                                         14,650
Cash dividends
 declared                                                       (6,971)

Balance on
 October 1, 1995           $10,090          $ 1,965           $123,057          $ (71,902)       $ (3,904)         $ 17,646



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                                           Nine Months
                                                                                     1995                1994

Cash Flows from Operating Activities
Net income                                                                          $14,650            $10,898
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Effect of accounting change                                                                            2,211
  Depreciation expense                                                               19,756             17,659
  Amortization of goodwill and intangibles                                            9,173              9,235
  Deferred income taxes                                                               9,738              9,856
  (Gains) losses on sale of property, plant and equipment                             1,037             (1,432)
  Amortization of debt costs                                                            344                341
  Undistributed (earnings) loss of Piedmont Coca-Cola Bottling
    Partnership                                                                       1,100               (401)
  Increase in current assets less current liabilities                                (18,084)          (24,361)
  Increase in other noncurrent assets                                                 (1,076)           (2,353)
  Increase (decrease) in other noncurrent liabilities                                 6,944               (301)
  Other                                                                                 132                490

Total adjustments                                                                    29,064             10,944

Net cash provided by operating activities                                            43,714             21,842

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                                                            21,246
Payments on long-term debt                                                           (13,144)           (1,213)
Cash dividends paid                                                                   (6,971)           (6,971)
Other                                                                                 1,721             (1,260)

Net cash provided by (used in) financing activities                                  (18,394)           11,802

Cash Flows from Investing Activities
Additions to property, plant and equipment                                           (26,304)          (36,748)
Proceeds from the sale of property, plant and equipment                               1,895              4,042

Net cash used in investing activities                                                (24,409)          (32,706)

Net increase in cash                                                                    911                938
Cash at beginning of period                                                           1,812              1,262

Cash at end of period                                                              $  2,723           $  2,200





See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


1. Accounting Policies

The consolidated financial statements include the accounts of Coca-Cola Bottling Co. Consolidated and its majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



3. Summarized Income Statement Data of Piedmont Coca-Cola Bottling
   Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products to Piedmont at cost and receives a fee for managing the business of Piedmont pursuant to a management agreement. Summarized income statement data for Piedmont is as follows:

                                    Third Quarter             Nine Months
In Thousands                      1995         1994        1995         1994

Net sales                       $  59,396    $  51,837   $ 163,856    $ 149,470
Gross margin                       23,627       22,534      66,337       64,313
Income from operations              1,777        2,576       5,312        6,397
Net income (loss)                    (758)       1,612      (2,200)         802

4. Inventories

Inventories are summarized as follows:

                            Oct. 1,   Jan. 1,  Oct. 2,
In Thousands                 1995      1995      1994

Finished products           $20,429   $17,621   $18,272
Manufacturing materials      11,585    12,638    10,444
Used bottles and cases        1,433     1,612     1,604

Total inventories           $33,447   $31,871   $30,320

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


5. Long-Term Debt

Long-term debt is summarized as follows:

                                                              Fixed(F) or
                                                  Interest      Variable     Interest       Oct. 1,       Jan. 1,      Oct. 2,
In Thousands                        Maturity        Rate        (V) Rate        Paid          1995          1995        1994
Lines of Credit                       1997         5.93% -          V        Varies       $  85,601     $  93,420    $114,601
                                                   6.83%

Term Loan Agreement                   2000         6.38%            V        Semi-           60,000        60,000      60,000
                                                                             annually

Term Loan Agreement                   2001         6.39%            V        Semi-           60,000        60,000      60,000
                                                                             annually

Medium-Term Notes                     1998         6.39%            V        Quarterly       10,000        10,000      10,000

Medium-Term Notes                     1999         7.99%            F        Semi-           66,500        66,500      66,500
                                                                             annually

Medium-Term Notes                     2000        10.00%            F        Semi-           57,000        57,000      57,000
                                                                             annually

Medium-Term Notes                     2002         8.56%            F        Semi-            66,500       66,500      66,500
                                                                             annually
Notes acquired in
 Sunbelt acquisition                  2001         8.00%            F        Quarterly           217        5,327       5,421

Capital leases and
 other notes payable                  1995 -       6.85% -          F        Varies           14,183       14,524      14,746
                                      2001        12.00%

                                                                                             420,001      433,271     454,768
Less: Portion of long-
 term debt payable
 within one year                                                                                 174          300         376

Long-term debt                                                                              $419,827     $432,971     $454,392


Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



    5. Long-Term Debt (cont.)

    As of October 1, 1995, the Company was in compliance with all of the covenants of its various borrowing agreements.

    It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

    A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. There were no balances outstanding under this program on October 1, 1995, January 1, 1995 or October 2, 1994.

    In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. The Company had sold trade receivables of $35 million as of October 1, 1995, January 1, 1995 and October 2, 1994. This arrangement has been amended to extend the arrangement to June 1998 on terms substantially similar to those previously in place.

    On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. The net proceeds from this issuance will be used principally for refinancing of existing indebtedness with the remainder to be used for general corporate purposes. As of November 10, 1995, $36.3 million of medium-term notes due 1999 with a coupon rate of 7.99% and $26 million of medium-term notes due 2000 with a coupon rate of 10.00% had been repurchased.

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $34 million, $31 million and $27 million as of October 1, 1995, January 1, 1995 and October 2, 1994, respectively.

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

    The Company has entered into interest rate swaps that resulted in weighted average interest rates for the debt portfolio of approximately 7.3%, 7.0% and 6.6% as of October 1, 1995, January 1, 1995 and October 2, 1994, respectively. The Company's overall weighted average interest rate on its long-term debt increased from an average of 6.6% during the first nine months of 1994 to an average of 7.4% during the first nine months of 1995. After taking into account the effect of all of the interest rate swap activities, approximately 53%, 47% and 55% of the total debt portfolio was subject to changes in short-term interest rates as of October 1, 1995, January 1, 1995 and October 2, 1994, respectively.

    A rate increase of 1% would have increased interest expense for the first nine months of 1995 by approximately $1.7 million and net income for the nine months ended October 1, 1995 would have been reduced by approximately $1 million. Interest coverage as of October 1, 1995 would have been 3.0 times (versus 3.2 times) if interest rates had increased by 1%.

    Derivative financial instruments were as follows:

                                             Oct. 1, 1995                Jan. 1, 1995                  Oct. 2,1994
                                                  Remaining                      Remaining                   Remaining
    In Thousands                      Amount         Term         Amount           Term          Amount         Term
    Interest rate swaps-floating      $  60,000       8 years     $221,600        6-9 years      $221,600       6-9 years

    Interest rate swaps-fixed            60,000       8 years      215,000        1-9 years       215,000       1-9 years

    Interest rate caps                        -           -         110,000        .5 year        110,000         1 year


     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



    6. Derivative Financial Instruments (cont.)


    The table below summarizes interest rate swap activity.

                                         Third Quarter          Nine Months
    In Thousands                            1995                   1995
    Total swaps, beginning of period       $ 383,600             $ 436,600
    New swaps                                 -                     25,000
    Terminated swaps                        (263,600)             (341,600)
    Expired swaps                             -                        -
    Total swaps, end of period             $ 120,000             $ 120,000

     Deferred gains on terminated interest rate swap contracts were $6.2 million, $4.2 million and $4.4 million on October 1, 1995, January 1, 1995 and October 2, 1994, respectively.

    The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:
                                    Oct. 1, 1995           Jan. 1, 1995
                              Carrying      Fair        Carrying       Fair
    In Thousands              Amount        Value       Amount         Value

    Balance Sheet Instruments
         Public debt          $200,000     $217,209     $200,000     $201,119
         Non-public variable
          rate long-term debt  205,601      205,601      213,420      213,420
         Non-public fixed
          rate long-term debt   14,400       15,190       19,851       19,030

    Off-Balance-Sheet Instruments
         Interest rate swaps                 (5,102)                  (11,123)

    The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



7. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of the effect of an accounting change, were as follows:

                                                             Nine Months
In Thousands                                           1995               1994

Accounts receivable, trade, net                    $   (3,424)      $   (2,562)
Due from Piedmont Coca-Cola Bottling Partnership          (74)             547
Accounts receivable, other                                832             4,882
Inventories                                            (1,576)           (2,787)
Prepaid expenses and other current assets                (484)           (1,944)
Portion of long-term debt payable within one year        (126)             (335)
Accounts payable and accrued liabilities               (6,061)          (18,755)
Accrued compensation                                     (782)            1,108
Accrued interest payable                               (6,389)           (4,515)

Increase in current assets less current liabilities $ (18,084)        $ (24,361)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction

The following discussion presents management's analysis of the results of operations for the third quarter and first nine months of 1995 compared to the third quarter and first nine months of 1994 and changes in financial condition from October 2, 1994 and January 1, 1995 to October 1, 1995.

The Company reported net income of $4.6 million or $.50 per share for the third quarter of 1995 compared with net income of $4.9 million or $.53 per share for the same period in 1994. For the first nine months of 1995, net income was $14.7 million or $1.58 per share compared with net income of $10.9 million or $1.17 per share for the first nine months of 1994. In the first quarter of 1994, the Company recorded a one-time, after-tax noncash charge of $2.2 million or $.24 per share related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

Results of Operations

For the third quarter of 1995, net franchise sales increased approximately 13% over the same quarter in 1994, reflecting higher net selling prices and a volume increase of slightly more than 9%. Net franchise sales for the first nine months of 1995 increased approximately 9% over the 1994 period. This increase was due principally to increased net selling prices but also reflected a volume increase of almost 4%. Selling prices were increased in early 1995 in order to cover the anticipated increased cost of raw materials, primarily aluminum cans.

In the third quarter of 1995, gross margin on net franchise sales increased by approximately 10.5% over the same period in 1994. As a percentage of net franchise sales, gross margin was 46.6%, a slight decrease from the same measurement for the 1994 period. For the first nine months of 1995, gross margin on net franchise sales increased approximately 8.5% over the comparable 1994 period and was slightly lower as a percentage of net franchise sales. Cost of goods sold related to net franchise sales increased due to increases in packaging costs, but selling price increases more than offset the increased cost of goods sold. Although the cost of cans increased during the first nine months of 1995, agreements currently in place with suppliers ensure that the cost of cans will not increase further this year and may decline from current pricing if aluminum ingot prices decrease below a specified level. Effective November 7, 1995, the Company entered into a can supply agreement with a major can supplier. This agreement, which has an initial term of five years commencing January 1, 1996, will effectively place upper and lower limits on the cost of cans for certain production facilities which the Company owns or manages (approximately 70% of the Company's total can requirements) during such period. The Company intends to conclude similar agreements with one or more suppliers with respect to the remainder of its can requirements. Plastic bottles have also contributed to the increase in cost of goods sold. Average resin prices increased more than 10% during the first nine months of 1995 as compared with the first nine months of 1994.

For the third quarter of 1995, selling expenses increased almost 11.5% over the comparable 1994 period. Selling expenses increased 7.6% for the first nine months of 1995 as compared to the first nine months of 1994. As a percentage of net sales, selling expenses increased from 19.9% in the third quarter of 1994 to 20.5% in the third quarter of 1995 and from 20.2% during the first nine months of 1994 to 20.6% during the first nine months of 1995. Selling expenses related to net franchise sales increased approximately 14% and 10% over the 1994 third quarter and nine month periods, respectively, due primarily to higher employment costs and increased expenses related to sales development programs and marketing costs. During the third quarter of 1995, selling expenses also increased due to a number of under the crown promotions. The impact of these promotions is reflected in the third quarter volume increase. The Company has begun a multi-year program to increase volume of certain carbonated beverage products of The Coca-Cola Company through various marketing efforts.

General and administrative expenses increased 2.8% for the first nine months of 1995 over the same 1994 period due to increased employment costs. The increased employment costs were partially offset by reductions in other general and administrative expenses. As a percentage of net sales, general and administrative expenses declined for both the first nine months and third quarter of 1995 as compared to the same periods in 1994.

Depreciation expense increased approximately 11.9% between the first nine months of 1994 and the first nine months of 1995. The third quarter 1995 depreciation expense increased 15.1% over the comparable 1994 period. These increases reflect the high level of capital expenditures during 1994 and the timing of placing assets in service. During 1994, certain capital improvements were made at the manufacturing facilities to produce new packages.

Interest expense increased 7.9% from the first nine months of 1994 to the first nine months of 1995 due to higher short-term interest rates. During the third quarter of 1995, interest expense increased 3.9% over the same period in 1994. Outstanding long-term debt decreased approximately $35 million from October 2, 1994 to October 1, 1995. The Company's weighted average interest rate increased from an average of 6.6% during the first nine months of 1994 to an average of 7.4% during the first nine months of 1995.

The change in "other income (expense), net" between the first nine months of 1994 and the first nine months of 1995 was due primarily to a third quarter 1994 gain of approximately $1.3 million on the sale of one of the Company's aircraft and a first quarter 1994 gain on the sale of an idle production facility. For the first nine months of 1995, losses of approximately $1.0 million on sales of property, plant and equipment were included in "other income (expense), net." Gains of approximately $1.4 million on sales of property, plant and equipment were included in "other income (expense), net" for the first nine months of 1994. In addition, the discount on sales of trade accounts receivable increased almost $.6 million from the first nine months of 1994 to the first nine months of 1995 due to higher short-term rates associated with this arrangement.

Changes in Financial Condition

Working capital increased $19.0 million from January 1, 1995 and $3.6 million from October 2, 1994 to October 1, 1995. The increase from January 1, 1995 was due principally to scheduled payments of accrued interest and seasonal increases in trade accounts receivable and inventories. The increased cost of cans and bottles also contributed to the higher inventory balances. The increase in working capital from October 2, 1994 was due to volume related increases in accounts receivable and inventories as well as increased costs of items held in inventory.

Capital expenditures in the first nine months of 1995 were $26.3 million compared to $36.7 million in the first nine months of 1994. Expenditures for 1995 capital additions are expected to be significantly lower than expenditures for 1994 capital additions. In 1995, the Company resumed its vehicle leasing program. Additions to the Company's fleet were purchased rather than leased during 1994.

Long-term debt decreased approximately $35 million from October 2, 1994 and more than $13 million from January 1, 1995. During this period, cash flow has exceeded dividend, capital expenditure and working capital requirements. As of October 1, 1995, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of October 1, 1995, the Company had no amounts outstanding under the revolving credit facility or the commercial paper program and had approximately $86 million outstanding under the informal lines of credit. The Company had sold trade accounts receivable of $35 million as of October 1, 1995, January 1, 1995 and October 2, 1994.

The Company uses derivative financial instruments to modify risk from interest rate fluctuations. Derivative financial instruments are not used for trading purposes. As of October 1, 1995, the debt portfolio had a weighted average interest rate of approximately 7.3% and approximately 53% of the total portfolio of $420 million was subject to changes in short-term interest rates.

On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. The net proceeds from this issuance will be used principally for refinancing of existing indebtedness with the remainder to be used for general corporate purposes. As of November 10, 1995, $36.3 million of medium-term notes due 1999 with a coupon rate of 7.99% and $26 million of medium-term notes due 2000 with a coupon rate of 10.00% had been repurchased. These refinancing activities extend the Company's debt maturities and reduce future interest expense. In the fourth quarter of 1995, the Company expects to record an extraordinary charge related to the premuium associated with the debt repurchases.

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

                                PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number            Description
         1.1               Underwriting Agreement, dated November 1,
                           1995, among the Company, Citicorp Securities,
                           Inc. and Salomon Brothers Inc.



         4.1               Form of the Company's 6.85% Debentures Due
                           2007.

        10.1 Lease Funding No. 95008, dated as of July 18, 1995, of a Master Equipment Lease between the Company and Coca-Cola
                           Financial Corporation covering various vending machines.

        10.2 Lease Funding No. 95009, dated as of August 14, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

        10.3 Lease Funding No. 95010, dated as of September 8, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

        10.4 Lease Schedule No. 012, dated as of June 21, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.

        10.5 Lease Schedule No. 013, dated as of June 21, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.

        10.6 Lease Schedule No. 014, dated as of July 27, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.

        10.7 Lease Schedule No. 015, dated as of August 7, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.

        10.8 Lease Schedule No. 016, dated as of August 24, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.

        10.9 Lease Schedule No. 017, dated as of August 24, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.

        10.10 Lease Schedule No. 18-Revised, dated as of August 29, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and
                           BA Leasing & Capital Corporation covering various vehicles.

        10.11 Lease Schedule No. 019, dated as of August 7, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.

         10.12 Lease Schedule No. 020, dated as of August 7, 1995, of a Lease Agreement dated as of December 15, 1994 between the Company and BA Leasing & Capital Corporation covering various vehicles.

         10.13 Lease Funding No. 95011, dated as of September 15, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

         10.14 Lease Funding No. 95012, dated as of October 10, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

         10.15 Lease Funding No. 95013, dated as of October 18, 1995, of a Master Equipment Lease between the Company and Coca-Cola Financial Corporation covering various vending machines.

         10.16 Can Supply Agreement, dated November 7, 1995, between the Company and American National Can Company.

         27                Financial data schedule for period ended
                           October 1, 1995.


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

                                    COCA-COLA BOTTLING CO. CONSOLIDATED
                                                (REGISTRANT)

Date: November 14, 1995             By:     /s/ David V. Singer
                                               David V. Singer
                                  Principal Financial Officer of the Registrant
                                                    and
                                   Vice  President  -  Chief Financial Officer