Form 10-K
period 1995-12-31
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1996-03-27
CIK 317540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1995

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

  State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                       MARKET VALUE AS OF MARCH 14, 1996
Common Stock, $1 par value                        $241,681,000
Class B Common Stock, $1 par value                     *

  * No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share for share basis at the option of the holder.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               CLASS                   OUTSTANDING AS OF MARCH 14, 1996
Common Stock, $1 Par Value                         7,958,059
Class B Common Stock, $1 Par Value                 1,336,362

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect
  to the 1996 Annual Meeting of Shareholders..........................................................   Part III, Items 10-13

                                     PART I

ITEM 1 -- BUSINESS

  INTRODUCTION AND RECENT DEVELOPMENTS

     Coca-Cola Bottling Co. Consolidated, a Delaware corporation (the "Company"), is engaged in the production, marketing and distribution of carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia ("The Coca-Cola Company"). The Company has been in the soft drink manufacturing business since 1902.

     The Company has grown significantly since 1984. In 1984, net sales were $130.2 million. In 1995, net sales were $761.9 million. The Company's franchise territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 have significantly expanded the Company's franchise territory. The most significant acquisitions were as follows:

     (Bullet) February 8, 1985 -- Acquisition of various subsidiaries of Wometco
              Coca-Cola Bottling Company which included franchise territories in parts of Alabama, Tennessee and Virginia. Other noncontiguous territories acquired in this acquisition were subsequently sold.

     (Bullet) January 27, 1989 -- Acquisition of all of the outstanding stock of The Coca-Cola Bottling Company of West Virginia, Inc. which included franchise territory covering most of the state of West Virginia.

     (Bullet) December 20, 1991 -- Acquisition of all of the outstanding capital stock of Sunbelt Coca-Cola Bottling Company, Inc. ("Sunbelt") which included franchise territory covering parts of North Carolina and South Carolina.

     (Bullet) July 2, 1993 -- Formation of Piedmont Coca-Cola Bottling
              Partnership ("Piedmont"). Piedmont is a joint venture owned equally by the Company and The Coca-Cola Company through their respective subsidiaries. Piedmont distributes and markets soft drink products, primarily in parts of North Carolina and South Carolina. The Company sold and contributed certain franchise territories to Piedmont upon formation. The Company currently provides part of the finished product requirements for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a Management Agreement.

     These transactions, along with several smaller acquisitions of additional franchise territory, have resulted in the Company becoming the second largest Coca-Cola bottler in the United States.

     The Coca-Cola Company currently owns an economic interest of approximately 30% and a voting interest of approximately 23% in the Company. The Company sold 1,355,033 shares of newly issued Common Stock and 269,158 shares of Class B Common Stock to The Coca-Cola Company in June 1987. An additional 1.1 million shares of the Company's Common Stock were issued to The Coca-Cola Company on January 27, 1989 in exchange for outstanding stock of The Coca-Cola Bottling Company of West Virginia, Inc., and The Coca-Cola Company purchased an additional 33,464 shares of Common Stock on June 25, 1993 pursuant to the exercise of its right to maintain its proportionate voting and equity interests in the Company under the terms of a Stock Rights and Restrictions Agreement dated January 27, 1989.

     The Company considers acquisition opportunities for additional territories on an ongoing basis. To achieve its goals, further purchases and sales of franchise rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur.

  GENERAL

     In its soft drink operations, the Company holds franchises under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Cherry Coke, TAB, Sprite, diet Sprite, Mello Yello, diet Mello Yello, Mr. PiBB, Barq's Root Beer, Fresca, Minute Maid orange and diet Minute Maid orange sodas. The Company also distributes and markets POWERaDE, ready-to-drink Nestea, Fruitopia and Minute Maid Juices To Go in certain of its markets. The Company produces and markets Dr Pepper in most of its regions. Various other products, including Welch's flavors, Seagrams' products and Sundrop are produced and marketed in one or more of the Company's regions under franchise agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola franchise bottlers.

     The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the trademark Coca-Cola have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 90% of the Company's soft drink sales during fiscal 1995.

  FRANCHISES

     The Company's franchises from The Coca-Cola Company entitle the Company to produce and market The Coca-Cola Company's soft drinks in bottles, cans and five gallon, pressurized, pre-mix containers. The Company is one of many companies holding such franchises. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produce the soft drinks known as "Coca-Cola," "Coca-Cola classic," "Coke" and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases natural sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the franchise agreements to The Coca-Cola Company for the Company's right to use in its territories the franchised tradenames and trademarks, such as "Coca-Cola," "Coca-Cola classic" and "Coke," and their associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company. The Company has similar arrangements with the Dr Pepper Company and other franchisors.

     BOTTLE CONTRACTS. The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the "Bottle Contracts") which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, Cherry Coke, diet Coke, caffeine free diet Coke and diet Cherry Coke (together, the "Coca-Cola Trademark Beverages") from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and returnable and non-returnable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company.

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

     If the Company acquires the right to manufacture and sell Coca-Cola Trademark Beverages in any additional territory, the Company has agreed that such new territory will be covered by a standard contract in the same form as the Bottle Contracts and that any existing agreement with respect to the acquired territory automatically shall be amended to conform to the terms of the Bottle Contracts. In addition, if the Company acquires control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages, or any party controlling a bottler of Coca-Cola Trademark Beverages, the Company must cause the acquired bottler to amend its franchises for the Coca-Cola Trademark Beverages to conform to the terms of the Bottle Contracts.

     The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar conditions; (2) the Company's disposition of any interest in the securities of any bottling subsidiary without the consent of The Coca-Cola Company; (3) termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company; (4) any material breach of any obligation occurring under the Bottle Contracts (including, without limitation, failure to make timely payment for any syrup or concentrate or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products), that remains uncured for 120 days after notice by The Coca-Cola Company; or (5) producing, manufacturing, selling or dealing in any "Cola Product," as defined, or any concentrate or syrup which might be confused with those of The Coca-Cola Company; or (6) selling any product under any trade dress, trademark, or tradename or in any container in which The Coca-Cola Company has a proprietary interest; or (7) owning any equity interest in or controlling any entity which performs any of the activities described in (5) or (6) above. In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described elsewhere herein.

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

     ALLIED BOTTLE CONTRACTS. Other contracts with The Coca-Cola Company (the "Allied Bottle Contracts") grant similar exclusive rights to the Company with respect to the distribution of Sprite, Mr. PiBB, Mello Yello, diet Mello Yello, Fanta, TAB, diet Sprite, sugar free Mr. PiBB, Fresca, Minute Maid orange and diet Minute Maid orange sodas (the "Allied Beverages") for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of 10 years and is renewable by the Company for an additional 10 years at the end of each 10 year period, but is subject to termination in the event of (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company's Bottle Contract covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company. The Coca-Cola Company recently purchased Barq's, Inc. from whom the Company has been granted rights to manufacture and market Barq's Root Beer. The Bottler's Agreement between the Company and Barq's, Inc. remains in effect and The Coca-Cola Company has not informed the Company of any intention to replace it.

     POST-MIX RIGHTS. The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups ("post-mix syrup") of The Coca-Cola Company.

     OTHER BOTTLING AGREEMENTS. The bottling agreements from most other soft drink franchisors are similar to those described above in that they are renewable at the option of the Company and the franchisors at prices unilaterally fixed by the franchisors. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10% of the Company's sales for fiscal 1995.

     The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisors other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the business of the Company taken as a whole.

  MARKETS AND PRODUCTION AND DISTRIBUTION FACILITIES

     As of March 14, 1996, the Company held franchises from The Coca-Cola Company covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Ohio, Pennsylvania, Georgia and Florida. The total population within the Company's franchise territory is approximately 12.1 million.

     As of March 14, 1996, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:

     1. NORTH CAROLINA. This region includes the majority of central and western North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville and Charlotte and the surrounding areas. The region has an estimated population of 5.2 million. Production/distribution facilities are located in Charlotte and 15 other distribution facilities are located in the region.

     2. SOUTH ALABAMA. This region includes a portion of southwestern Alabama, including the area surrounding Mobile, and a portion of southeastern Mississippi. The region has an estimated population of 900,000. A production/distribution facility is located in Mobile, and five other distribution facilities are located in the region.

     3. SOUTH GEORGIA. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia surrounding Columbus, Georgia, in which a distribution facility is located, and a portion of the Florida Panhandle, including Panama City and Quincy. Four other distribution facilities are located in the region. This region has an estimated population of 1.0 million.

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

     The Company sold the majority of its South Carolina franchise territory to Piedmont in July 1993. Pursuant to a Management Agreement, the Company produces a portion of the soft drink products for Piedmont. The Company currently owns a 50% interest in Piedmont. Piedmont's franchise territory covers parts of eastern North Carolina and most of South Carolina. This region has an estimated population of 4.1 million.

     On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year Management Agreement. SAC has significantly expanded its operations by adding two PET bottling lines. The new bottling lines supply a portion of the Company's and Piedmont's volume requirements for PET product. The Company executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20 ounce PET product, 2 liter PET product and 3 liter PET product by the Company. Products purchased pursuant to these member purchase agreements total approximately $40 million on an annual basis.

     In addition to producing bottled and canned soft drinks for the Company's franchise territories, each production facility also produces some products for sale by other Coca-Cola bottlers. With the exception of the Company's production of soft drink products for Piedmont, this contract production is currently not material in the Company's production centers.

  RAW MATERIALS

     In addition to concentrates obtained by the Company from The Coca-Cola Company and other concentrate companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, glass and plastic bottles, cans, closures, pre-mix containers and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweetener, cans and plastic bottles, the Company purchases its raw materials from multiple suppliers.

     The cost of aluminum cans increased significantly at the beginning of 1995 as a result of increases in the price of aluminum ingot. The Company entered into supply agreements in the fourth quarter of 1995 with its aluminum can suppliers which require the Company to purchase the majority of its aluminum can requirements for two of its four manufacturing facilities. These agreements, which extend through the end of 2000, also reduce the variability of the cost of cans for these two facilities.

     The Company purchases substantially all of its plastic bottles (20 ounce, 1 liter, 2 liter and 3 liter sizes) from manufacturing plants which are owned and operated by two cooperatives of Coca-Cola bottlers, including the Company. The Company joined the southwest cooperative in February 1985 following its acquisition of the bottling subsidiaries of Wometco Coca-Cola Bottling Company. The Company joined the southeast cooperative in 1984.

     None of the materials or supplies used by the Company is in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.

  MARKETING

     The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 1995, approximately 75% of the Company's total sales were made in the take-home channel through supermarkets, convenience stores and other retail outlets. The remaining sales were made in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies.

     New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. New product introductions in recent years include: caffeine free Coca-Cola classic; caffeine free diet Coke; Cherry Coke; diet Mello Yello; Minute Maid orange; diet Minute Maid orange; ready-to-drink Nestea; Fruitopia; POWERaDE; and Minute Maid Juices To Go. New product introductions have entailed increased operating costs for the Company resulting from special marketing efforts, obsolescence of replaced items and, occasionally, higher raw materials costs.

     After several new package introductions in recent years, the Company now sells its soft drink products in a variety of returnable and non-returnable bottles, both glass and plastic, and in cans, in varying proportions from market to market. There may be as many as eight different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during fiscal year 1995 were approximately 48% cans, 49% non-returnable bottles, 2% pre-mix and 1% returnable bottles.

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

     The substantial outlays which the Company makes for advertising are generally regarded as necessary to maintain or increase sales volume, and any curtailment of the funding provided by The Coca-Cola Company for advertising or marketing programs which benefit the Company could have a material effect on the business of the Company.

  SEASONALITY

     Sales are somewhat seasonal, with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demands during these peak periods.

  COMPETITION

     The soft drink industry is highly competitive. The Company's competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, as well as similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of private brand soft drinks. In each region in which the Company operates, between 75% and 95% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown products. The Company's carbonated beverage products also compete with, among others, noncarbonated beverages and citrus and noncitrus fruit drinks.

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

     Soft drink and similar-type taxes have been in place in North Carolina, South Carolina, West Virginia and Tennessee for several years. To the Company's knowledge, legislation has not been proposed or enacted to increase the tax in West Virginia or Tennessee. The North Carolina soft drink tax will be reduced by 25% beginning July 1, 1996. The South Carolina soft drink tax has been repealed and will be phased out over a six-year period beginnning July 1, 1996.

  ENVIRONMENTAL REMEDIATION

     The Company does not currently have any material capital expenditure commitments for environmental remediation for any of its properties.

  EMPLOYEES

     As of March 14, 1996, the Company had a total of approximately 4,800 full-time employees, of whom approximately 400 were union members. Management of the Company believes that the Company's relations with its employees are generally good.

ITEM 2 -- PROPERTIES

     The principal properties of the Company include its corporate headquarters, its four production facilities and its 54 distribution centers, all of which are owned by the Company except for its corporate headquarters, two production/distribution facilities and nine distribution centers.

     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement under which the Company leased the property for a 10-year term beginning on December 1, 1992. JFH Management, Inc., a North Carolina corporation of which J. Frank Harrison, Jr. is the sole shareholder, serves as sole general partner of the limited partnership that purchased the production center property. The sole limited partner of the limited partnership is a trust as to which J. Frank Harrison, III and Reid M. Henson are co-trustees, share investment powers, and as to which they share voting power for purposes of this partnership interest. The beneficiaries of this trust are J. Frank Harrison, Jr. and his descendants. The annual base rent the Company is obligated to pay under the lease agreement is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates based on London Interbank Offered Rate ("LIBOR").

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

     The Company owns and operates two soft drink production facilities apart from the leased facilities described above. The current percentage utilization of the Company's production centers as of March 14, 1996 is approximately as indicated below:

                             PRODUCTION FACILITIES

                                                                                             PERCENTAGE
LOCATION                                                                                    UTILIZATION*
Charlotte, North Carolina................................................................        84%
Mobile, Alabama..........................................................................        81%
Nashville, Tennessee.....................................................................        63%
Roanoke, Virginia........................................................................        74%

* Estimated 1996 production divided by capacity (based on 80 hours of operations per week).

     The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from South Atlantic Canners, Inc.

     Bottled and canned soft drinks are transported to distribution centers for storage pending sale. The number of centers by market area as of March 14, 1996 is as follows:

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

     The Company also operates approximately 2,600 vehicles in the sale and distribution of its soft drink products, of which approximately 1,400 are delivery trucks. In addition, the Company owns or leases approximately 113,000 soft drink dispensing and vending machines.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be filed.

     The following is a list of names and ages of all the executive officers of the Registrant as of March 14, 1996, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

     J. FRANK HARRISON, JR., age 65, is Chairman of the Board of Directors of the Company and has served the Company in that capacity since 1977. Mr. Harrison, Jr. served as Chief Executive Officer of the Company from August 1980 until April 1983. He has previously served the Company as Vice Chairman of the Board of Directors. He has been a Director of the Company since 1973. Mr. Harrison, Jr. presently is a Director of Dixie Yarns, Inc. Mr. Harrison, Jr. is Chairman of the Executive Committee and the Finance Committee and is a member of the Compensation Committee.

     J. FRANK HARRISON, III, age 41, is a Vice Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison has served in the capacity of Vice Chairman since his election in November 1987 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Compensation Committee and is a member of the Executive Committee, the Audit Committee and the Finance Committee.

     REID M. HENSON, age 56, has served as a Vice Chairman of the Board of Directors of the Company since 1983. Prior to that time, Mr. Henson served as a consultant for JTL Corporation, a management company, and later as President of JTL Corporation. He has been a Director of the Company since 1979, is Chairman of the Audit Committee and is a member of the Executive Committee, the Retirement Benefits Committee and the Finance Committee.

     JAMES L. MOORE, JR., age 53, is President and Chief Operating Officer of the Company. Prior to his election as President in March 1987, he served as President and Chief Executive Officer of Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA. Mr. Moore has been a Director of the Company since March 1987. He is a member of the Executive Committee and is Chairman of the Retirement Benefits Committee.

     DAVID V. SINGER, age 40, is Vice President and Chief Financial Officer. In addition to his Finance duties, Mr. Singer has overall responsibility for the Company's Purchasing/Materials Management function as well as the Manufacturing function. He served as Vice President, Chief Financial Officer and Treasurer from October 1987 through May 1992; prior to that he was Vice President and Treasurer. Prior to joining the Company in March 1986, Mr. Singer was a Vice President of Corporate Banking for Mellon Bank, N.A.

     M. CRAIG AKINS, age 45, is Vice President, Cold Drink Market, a position he has held since October 1993. He was Vice President, Division Manager of the Tennessee Division from 1989-1993. From 1987 through 1988, he was General Manager of the Nashville, TN sales center. From 1985 through 1986, he was Trade Development Director of the Tennessee Division. Prior to joining the Company in 1985, he was a Regional Trade Development Manager for Coca-Cola USA.

     STEVEN D. CALDWELL, age 46, joined the Company in April 1987 as Vice President, Business Systems and Services. Prior to joining the Company, he was Director of MIS at Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA for four years.

     WILLIAM B. ELMORE, age 40, is Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division, a position he has held since November 1991. He was Vice President, Division Manager of the West Virginia Division from 1989-1991. He was Senior Director, Corporate Marketing from 1988-1989. Preceding that, he held various positions in sales and marketing in the Charlotte Division from 1985-1988. Before joining the Company in 1985, he was employed by Coca-Cola USA for seven years where he held several positions in their field sales organization.

     NORMAN C. GEORGE, age 40, is Vice President, Regional Manager for the Carolinas South Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Southern Division from 1988-1991. He served as Vice President, Division Manager of the Alabama Division from 1986-1988. From 1982-1986, he served as Director of Sales and Operations in the Northern Division. Prior to joining the Company in 1982, he was Sales Manager of the Dallas-Fort Worth Dr Pepper Bottling Company in Irving, Texas.

     BRENDA B. JACKSON, age 35, is Vice President and Treasurer, a position she has held since January 1993. From February 1992 until her promotion, she served as Assistant Treasurer. Mrs. Jackson joined the Company in March 1989 as Director of Finance.

     UMESH M. KASBEKAR, age 38, is Vice President, Planning and Administration, a position he has held since December 1994. He was Vice President, Planning from December 1988 until December 1994. He was first employed by the Company in 1983 and held various other positions with the Company from 1983 to 1988.

     C. RAY MAYHALL, age 48, is Vice President, Regional Manager for the Georgia Division, Alabama Division and the Carolinas North Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Northern Division from 1989-1991. Before joining the Company in 1989, he was Vice President, Sales and Marketing of Florida Coca-Cola Bottling Company, a position he had held since 1987. Prior to 1987, he was Division Manager of the Central Florida Division of Florida Coca-Cola Bottling Company for six years.

     ROBERT D. PETTUS, JR., age 51, is Vice President, Human Resources, a position he has held since September 1984. Prior to joining the Company, he was Director, Employee Relations for the Texize Division of Morton-Thiokol for seven years.

     JAMES B. STUART, age 53, joined the Company in October 1990 as Vice President, Marketing. Mr. Stuart had been Senior Vice President, Sales and Marketing with JTL Corporation from 1980 until such company was acquired by The Coca-Cola Company in 1986. From 1987 until joining the Company in 1990, Mr. Stuart formed his own marketing company, serving a number of clients inside and outside the soft drink industry. During this period, he worked almost exclusively with the International Business Sector of The Coca-Cola Company.

     STEVEN D. WESTPHAL, age 41, is Vice President and Controller of the Company, a position he has held since November 1987. Prior to joining the Company, he was Vice President-Finance for Joyce Beverages, an independent bottler, beginning in January 1985. Prior to working for Joyce Beverages, he was Director of Corporate Planning for Mid-Atlantic Coca-Cola Bottling Company, Inc. from December 1981 to December 1984.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock.

                                                                                                     FISCAL YEAR
                                                                                                         1995
                                                                                                 HIGH            LOW
First quarter..............................................................................   $    29 3/4    $        26
Second quarter.............................................................................        32 3/4         29 1/4
Third quarter..............................................................................        35 7/8             31
Fourth quarter.............................................................................        35 1/2         33 1/4



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

     On February 8, 1994, the Board of Directors declared an increase in the first quarter 1994 dividends. Shareholders of record as of February 24, 1994 received $.25 per share on both their Common Stock and Class B Common Stock shares, payable on March 10, 1994. This dividend rate was maintained throughout 1994 and 1995.

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

     The number of shareholders of record of the Common Stock and Class B Common Stock, as of March 14, 1996, was 1,171 and 14, respectively.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data concerning the Company for the five years ended December 31, 1995. The data for the five years ended December 31, 1995 is unaudited but is derived from audited statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof which details the Company's significant acquisitions and divestitures since 1984.

                            SELECTED FINANCIAL DATA*

                      IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                                          FISCAL YEAR
SUMMARY OF OPERATIONS                                                1995        1994        1993        1992         1991
Net sales.......................................................   $761,876    $723,896    $686,960    $ 655,778    $464,733
Cost of products sold...........................................    447,636     427,140     396,077      372,865     262,887
Selling expenses................................................    158,831     149,992     144,411      151,382     107,266
General and administrative expenses.............................     54,720      54,559      51,125       47,154      37,995
Depreciation expense............................................     26,746      24,188      23,284       22,217      18,785
Amortization of goodwill and intangibles........................     12,230      12,309      14,784       18,326      10,884
Total costs and expenses........................................    700,163     668,188     629,681      611,944     437,817
Income from operations..........................................     61,713      55,708      57,279       43,834      26,916
Interest expense................................................     33,091      31,385      30,994       36,862      21,556
Other income (expense), net.....................................     (3,401)         63      (2,270)      (2,121)     (2,404)
Income before income taxes, extraordinary charge and effect of
  accounting changes............................................     25,221      24,386      24,015        4,851       2,956
Federal and state income taxes..................................      9,685      10,239       9,182        2,768          20
Income before extraordinary charge and effect of accounting
  changes.......................................................     15,536      14,147      14,833        2,083       2,936
Extraordinary charge............................................     (5,016)
Effect of accounting changes....................................                 (2,211)                (116,199)
Net income (loss)...............................................     10,520      11,936      14,833     (114,116)      2,936
Preferred stock dividends.......................................                                           4,195         728
Net income (loss) applicable to common shareholders.............   $ 10,520    $ 11,936    $ 14,833    $(118,311)   $  2,208
Income (loss) per share:
  Income (loss) before extraordinary charge and effect of
     accounting changes.........................................   $   1.67    $   1.52    $   1.60    $    (.23)   $    .24
  Extraordinary charge..........................................       (.54)
  Effect of accounting changes..................................                   (.24)                  (12.66)
  Net income (loss) applicable to common shareholders...........   $   1.13    $   1.28    $   1.60    $  (12.89)   $    .24
Cash dividends per share:
  Common........................................................   $   1.00    $   1.00    $    .88    $     .88    $    .88
  Class B Common................................................   $   1.00    $   1.00    $    .52    $     .52    $    .52

YEAR-END FINANCIAL POSITION
Total assets....................................................   $676,571    $664,159    $648,449    $ 785,871    $785,196
Long-term debt..................................................    419,896     432,971     434,358      555,126     479,414
Redeemable preferred stock......................................                                                       7,280
Shareholders' equity............................................     38,972      33,981      29,629       25,806     205,426

OTHER INFORMATION
Weighted average number of Common and Class B Common shares
  outstanding...................................................      9,294       9,294       9,258        9,181       9,181

     * All years presented are 52-week years except for 1992 which is a 53-week year. In December 1991, the Company acquired Sunbelt Coca-Cola Bottling Company, Inc. See Note 2 to the consolidated financial statements for information concerning the Company's investment in Piedmont Coca-Cola Bottling Partnership. During 1992, the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions. In 1994, the Company changed its method of accounting for postemployment benefits, as described in Note 12. In 1995, the Company recorded an extraordinary charge related to the repurchase at a premium of a portion of the Company's long-term debt, as described in Note 6.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Coca-Cola Bottling Co. Consolidated (the "Company") is engaged in the production, marketing and distribution of soft drinks, primarily products of The Coca-Cola Company. Since 1984, the Company has expanded its franchise territory throughout the Southeast, primarily through acquisitions.

     The current year provided significant challenges for the Company, with substantial price increases for raw materials and a rise in short term interest rates. The Company experienced increased packaging costs for both aluminum cans and plastic bottles. The Company was able to offset these cost increases by generating higher volume and increased net selling prices. The net selling price increased by approximately 4%. Franchise sales volume increased by 5% over 1994. The introduction of the 20 ounce contour bottle throughout the Company's franchise territory contributed to the successful increases in both sales volume and net selling prices. Interest expense increased by $1.7 million due to higher short-term interest rates more than offsetting the interest savings resulting from the $13 million reduction in long-term debt.

     Capital expenditures of $37 million in 1995 and $49 million in 1994 were made to maintain the Company's physical asset base as well as providing the Company with the opportunity to take advantage of new packages and higher margin channels.

     On November 1, 1995, the Company issued $100 million of 6.85% debentures under its $400 million shelf registration filed with the Securities and Exchange Commission in 1994. The proceeds from the issuance of the debentures were used for the early retirement of approximately $87 million of the Company's Medium-Term Notes which matured between 1999 and 2002 and with varying rates of interest from 7.99% to 10.00%. In conjunction with the early retirement of the Medium-Term Notes, the Company recorded an after tax extraordinary charge of $5.0 million or $.54 per share for 1995. This refinancing has allowed the Company to take advantage of lower long-term interest rates.

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

     On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to this 10-year management agreement. SAC has significantly expanded its operations by adding two PET bottling lines. These new bottling lines will supply a portion of the Company's and Piedmont's volume requirements for PET product.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     The Company reported net income of $10.5 million or $1.13 per share for fiscal 1995 compared to $11.9 million or $1.28 per share for fiscal 1994. The 1995 results reflect an after tax extraordinary charge of $5.0 million or $.54 per share on the early retirement of some of the Company's Medium-Term Notes. A one-time, after-tax noncash charge of $2.2 million or $.24 per share was recorded in 1994 upon the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112").

     Pretax earnings in 1995 were slightly higher than pretax earnings in 1994 despite increases in certain raw material costs and short-term interest rates. Costs of goods sold related to net franchise sales increased due to higher packaging costs; however, selling price increases more than offset the higher cost of goods sold. The cost of aluminum cans increased significantly at the beginning of 1995 as a result of increases in the price of aluminum ingot. The Company entered into agreements in the fourth quarter of 1995 with its aluminum can suppliers which require the Company to purchase the majority of its aluminum can requirements for two of its four manufacturing facilities. These agreements, which extend through the end of 2000, also reduce the variability of the cost of cans for these two facilities. The cost of resin used to make plastic bottles also increased significantly during 1995. The Company does not expect a similar increase in the cost of plastic bottles in 1996.

     Net franchise sales for 1995 increased 9%, reflecting a volume increase of approximately 5% and higher average net selling prices. Sales to other bottlers decreased by 13% during 1995 as compared to 1994 primarily due to South Atlantic Canners providing a larger portion of Piedmont's finished products requirements. Finished products are sold by the Company to Piedmont at cost. The Company's share of Piedmont's net loss increased from $671,000 in 1994 to $2.1 million in 1995. The increased loss was due primarily to higher short-term interest rates on Piedmont's variable rate debt.

     Gross margin increased 6% in 1995. As a percentage of net franchise sales, gross margin decreased slightly due to higher ingredient costs.

     Selling expenses for 1995 increased at a slower rate than net sales. Selling expenses decreased from 26.3% of net franchise sales in 1994 to 25.9% of net franchise sales in 1995. Increased selling costs were due to the Company's ongoing commitment to sales development programs which resulted in increased market share in 1995. Employment costs rose over 1994 levels due to increases in franchise volume and in certain sales and operational areas as the Company strives to improve employee retention in key markets.

     Depreciation expense increased 10.6% as a result of significant capital spending in 1995 and 1994, primarily for manufacturing improvements related to packaging changes and improvements to distribution facilities.

     Interest expense increased by 5.4% in 1995 despite a reduction in long-term debt of $13 million. This increase is attributable to an average borrowing cost in 1995 of 7.3% versus 6.6% in 1994, due primarily to higher interest rates on the Company's variable rate debt. The early retirement of approximately $87 million of Medium-Term Notes in the fourth quarter of 1995 is expected to reduce interest expense in 1996 as a result of lower interest rates.

     The $3.5 million change in "other income (expense), net" primarily reflects a $1.2 million loss on disposal of assets in 1995 compared to a $1.4 million gain on disposals in 1994. In addition, higher short-term interest rates increased the cost of the Company's accounts receivable sale program by $.6 million.

     The effective tax rate for federal and state income taxes was approximately 38.4% in 1995 versus approximately 42% in 1994. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses. The 1995 rate was lower than the 1994 rate due to the utilization of certain credits and the reduced impact of nondeductible items.

1994 COMPARED TO 1993

     The Company reported net income of $11.9 million or $1.28 per share for fiscal 1994 compared to $14.8 million or $1.60 per share for fiscal 1993. A one-time, after-tax noncash charge of $2.2 million or $.24 per share was recorded in the first quarter of 1994 upon the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met.

     Pretax earnings in 1994 were slightly higher than pretax earnings in 1993 despite higher short-term interest rates that increased interest expense by approximately 10% in the second half of 1994 versus the second half of 1993.

     Due to the formation of Piedmont on July 2, 1993, results of operations for 1994 are not directly comparable to the results of operations for 1993. On a comparable franchise territory basis, net franchise sales for 1994 increased 5.2%, reflecting a volume increase of 4.6% and slightly higher average net selling prices. The higher net selling prices maintained the increases in net selling prices realized in 1993. Sales to other bottlers increased 57% during 1994 as compared to 1993 primarily due to the sale of soft drink products to Piedmont. Finished products are sold to Piedmont at cost.

     When adjusted for comparable territories, gross margin increased 4.8%. As a percentage of net franchise sales, gross margin decreased slightly due to higher ingredient costs.

     For comparable franchise territories, selling expenses increased from approximately 24.3% of net franchise sales in 1993 to approximately 26.3% of net franchise sales in 1994. New sales development programs contributed to the increase in selling expenses and resulted in improved market share. Higher employment costs were incurred due to planned increases in certain sales and operations functions to improve customer service and to reduce turnover. Increased expenses associated with the cold drink effort resulted in a record number of placements of vending equipment. For the comparable franchise territories, general and administrative expenses as a percentage of net sales increased slightly due to higher employment costs.

     Amortization of goodwill and intangibles decreased 16.7% for fiscal 1994, reflecting the 1993 sale and contribution of franchise territories to Piedmont. Depreciation expense increased 3.9% as a result of increased capital spending, primarily for manufacturing improvements related to packaging changes and other line efficiency projects.

     Interest expense increased 1.3% due to higher short-term interest rates. The Company's overall weighted average borrowing rate on its long-term debt increased from an average of 5.9% during 1993 to an average of 6.6% during 1994.

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

FINANCIAL CONDITION

     Working capital increased by $4.0 million from a deficit of $14.3 million on January 1, 1995 to a deficit of $10.3 million on December 31, 1995. The working capital deficit is a result of the Company's sale of its trade accounts receivable. The Company had sold trade accounts receivable of $35 million as of December 31, 1995 and January 1, 1995. Proceeds from the sale of the Company's trade accounts receivable were used to reduce its outstanding long-term debt. The increase in working capital was primarily due to an increase in trade accounts receivable and a decrease in accrued interest payable. Trade accounts receivable increased principally due to increases in net sales. Accrued interest declined due to the early retirement and refinancing of a portion of the Company's long-term debt.

     Other liabilities increased by $6.2 million primarily due to deferred revenue received from certain franchisors under multi-year marketing programs and liabilities accrued under certain deferred compensation programs.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity evaluate long-lived assets and certain other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss meeting the recognition criteria is to be measured as the amount by which the carrying amount for financial reporting purposes exceeds the fair value of the asset. The Company plans to adopt this statement in 1996 and does not expect adoption of the statement to have a material effect on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. Under the prescribed method, compensation cost would be measured at the grant date based on the fair value of the award and would be recognized over the related service period. An entity that does not adopt the fair value method of accounting will be required to include in its financial statements pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company plans to adopt this statement in 1996 and does not expect adoption of the statement to have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     On December 21, 1995, the Company amended and restated a revolving credit agreement totaling $170 million and extended the maturity date to December 2000. The agreement contains several covenants that establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. There were no amounts outstanding under this facility on December 31, 1995.

     On November 20, 1995, the Company entered into a $170 million variable rate loan agreement with $85 million maturing in November 2002 and $85 million maturing in November 2003. This loan was used to repay two $60 million loans and other debt. As of December 31, 1995, $170 million was outstanding under this agreement.

     On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to a $400 million shelf registration filed in 1994 with the Securities and Exchange Commission. The net proceeds from this issuance were used to repurchase approximately $87 million of the Company's Medium-Term Notes due between 1999 and 2002 and to repay other outstanding borrowings.

     The Company borrows from time to time under informal lines of credit from various banks. On December 31, 1995, the Company had $246 million available under these lines, of which $22.6 million was outstanding. Loans under these lines are made at the discretion of the banks at rates negotiated at the time of borrowing.

     A $100 million commercial paper program was established in January 1990 for general corporate purposes. On December 31, 1995, there were no amounts outstanding under this program.

     It is the Company's intent to renew any borrowings under the revolving credit facility and the lines of credit as they mature. To the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

     On June 26, 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. This arrangement was amended in June 1995 to extend the arrangement to June 1998 on terms substantially similar to those previously in place. On December 31, 1995, the Company had sold $35 million of its trade accounts receivable and used the proceeds to reduce its outstanding long-term debt.

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

     As of December 31, 1995, the Company was in compliance with the covenants contained in its various borrowing agreements.

     The Company uses interest rate hedging products to modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. Sensitivity analyses are performed to review the impact of various interest rate movements on the Company's financial position and coverage ratios. The Company does not use derivative financial instruments for trading purposes.

     The weighted average interest rate of the debt portfolio as of December 31, 1995 is 7.2%. Approximately 48% of the Company's debt portfolio of $420 million was subject to changes in short-term interest rates as of December 31, 1995.

     Leasing is used to lower the Company's overall cost for certain capital equipment additions. Total lease expense in 1995 was $23.3 million compared to $20.9 million in 1994. The Company plans to lease the majority of its vending and fleet requirements in 1996.

     At the end of 1995, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                          CONSOLIDATED BALANCE SHEETS

                        IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                                     DEC. 31,      JAN. 1,
                                                                                                       1995          1995
ASSETS
Current assets:
Cash............................................................................................     $  2,434      $  1,812
Accounts receivable, trade, less allowance for
  doubtful accounts of $406 and $400............................................................       12,098         7,756
Accounts receivable from The Coca-Cola Company..................................................        6,725         4,514
Due from Piedmont Coca-Cola Bottling Partnership................................................        4,584         1,383
Accounts receivable, other......................................................................        9,492         7,232
Inventories.....................................................................................       27,989        31,871
Prepaid expenses and other current assets.......................................................        6,935         5,054
  Total current assets                                                                                 70,257        59,622
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $153,602 and $141,419...........      191,800       185,633
INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP...........................................       65,624        67,729
OTHER ASSETS....................................................................................       33,268        23,394
IDENTIFIABLE INTANGIBLE ASSETS, less accumulated amortization of $85,535 and $75,667............      247,983       257,851
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED, less accumulated
  amortization of $23,980 and $21,689...........................................................       67,639        69,930
  Total.........................................................................................     $676,571      $664,159

          See Accompanying Notes to Consolidated Financial Statements.

                                                                                                     DEC. 31,      JAN. 1,
                                                                                                       1995          1995
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Portion of long-term debt payable within one year...............................................     $    120      $    300
Accounts payable and accrued liabilities........................................................       65,510        55,215
Accounts payable to The Coca-Cola Company.......................................................        3,636         2,930
Accrued compensation............................................................................        5,049         4,246
Accrued interest payable........................................................................        6,259        11,275
  Total current liabilities.....................................................................       80,574        73,966
DEFERRED INCOME TAXES...........................................................................       97,252        89,531
OTHER LIABILITIES...............................................................................       39,877        33,710
LONG-TERM DEBT..................................................................................      419,896       432,971
  Total liabilities.............................................................................      637,599       630,178
SHAREHOLDERS' EQUITY:
Convertible Preferred Stock, $100 par value:
  Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
  Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value: Authorized-
  20,000,000 shares; Issued-None
Common Stock, $1 par value: Authorized-
  30,000,000 shares; Issued-10,090,859 shares...................................................       10,090        10,090
Class B Common Stock, $1 par value:
  Authorized-10,000,000 shares; Issued-1,964,476 shares.........................................        1,965         1,965
Class C Common Stock, $1 par value:
  Authorized-20,000,000 shares; Issued-None
Capital in excess of par value..................................................................      120,733       130,028
Accumulated deficit.............................................................................      (76,032)      (86,552)
Minimum pension liability adjustment                                                                     (138)       (3,904)
                                                                                                       56,618        51,627
Less-Treasury stock, at cost:
  Common-2,132,800 shares.......................................................................       17,237        17,237
  Class B Common-628,114 shares.................................................................          409           409
  Total shareholders' equity....................................................................       38,972        33,981
  Total.........................................................................................     $676,571      $664,159

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                                                      FISCAL YEAR
                                                                                              1995        1994        1993
NET SALES (includes sales to Piedmont of $71,123, $85,272 and $42,183)...................   $761,876    $723,896    $686,960
Cost of products sold, excluding depreciation shown below (includes $62,526, $75,879 and
  $38,944 related to sales to Piedmont)..................................................    447,636     427,140     396,077
GROSS MARGIN.............................................................................    314,240     296,756     290,883
Selling expenses.........................................................................    158,831     149,992     144,411
General and administrative expenses......................................................     54,720      54,559      51,125
Depreciation expense.....................................................................     26,746      24,188      23,284
Amortization of goodwill and intangibles.................................................     12,230      12,309      14,784
INCOME FROM OPERATIONS...................................................................     61,713      55,708      57,279
Interest expense.........................................................................     33,091      31,385      30,994
Other income (expense), net..............................................................     (3,401)         63      (2,270)
Income before income taxes, extraordinary charge and effect of accounting change.........     25,221      24,386      24,015
Federal and state income taxes:
  Current................................................................................        751         304       1,921
  Deferred...............................................................................      8,934       9,935       7,261
Total federal and state income taxes.....................................................      9,685      10,239       9,182
Income before extraordinary charge and effect of accounting change.......................     15,536      14,147      14,833
Extraordinary charge, net of tax benefit of $3,127.......................................     (5,016)
Effect of accounting change..............................................................                 (2,211)
NET INCOME...............................................................................   $ 10,520    $ 11,936    $ 14,833
Income per share:
  Income before extraordinary charge and effect of accounting change.....................   $   1.67    $   1.52    $   1.60
  Extraordinary charge...................................................................       (.54)
  Effect of accounting change............................................................                   (.24)
  NET INCOME.............................................................................   $   1.13    $   1.28    $   1.60
Cash dividends per share:
  Common Stock...........................................................................   $   1.00    $   1.00    $    .88
  Class B Common Stock...................................................................       1.00        1.00         .52
Weighted average number of Common and Class B Common shares outstanding..................      9,294       9,294       9,258

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS

                                                                                                       FISCAL YEAR
                                                                                              1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................................................   $ 10,520    $ 11,936    $  14,833
Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary charge................................................................      5,016
     Effect of accounting change.........................................................                  2,211
     Depreciation expense................................................................     26,746      24,188       23,284
     Amortization of goodwill and intangibles............................................     12,230      12,309       14,784
     Deferred income taxes...............................................................      8,934       9,935        7,261
     (Gains) losses on sale of property, plant and equipment.............................      1,182      (1,361)       1,148
     Amortization of debt costs..........................................................        467         448          511
     Undistributed loss of Piedmont Coca-Cola Bottling Partnership.......................      2,105         671        1,600
     Increase in current assets less current liabilities.................................     (3,174)     (8,667)        (403)
     Increase in other noncurrent assets.................................................     (9,588)     (3,287)      (4,414)
     Increase in other noncurrent liabilities............................................     10,891       7,779        1,191
     Other...............................................................................        237         521           25
Total adjustments........................................................................     55,046      44,747       44,987
Net cash provided by operating activities................................................     65,566      56,683       59,820
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt.............................................     73,840
Payments on long-term debt...............................................................                 (1,387)    (120,768)
Issuance of Common Stock.................................................................                               2,269
Redemption of Medium-Term Notes..........................................................    (95,948)
Cash dividends paid......................................................................     (9,295)     (9,294)      (7,665)
Other....................................................................................        791      (1,654)      (1,376)
Net cash used in financing activities....................................................    (30,612)    (12,335)    (127,540)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment...............................................    (37,284)    (49,292)     (28,786)
Proceeds from the sale of property, plant and equipment..................................      2,952       5,494        1,908
Acquisitions of companies, net of cash acquired..........................................                              (1,488)
Net proceeds from sale and contribution of assets to Piedmont Coca-Cola Bottling
  Partnership............................................................................                              95,934
Net cash provided by (used in) investing activities......................................    (34,332)    (43,798)      67,568
NET INCREASE (DECREASE) IN CASH..........................................................        622         550         (152)
CASH AT BEGINNING OF YEAR................................................................      1,812       1,262        1,414
CASH AT END OF YEAR......................................................................   $  2,434    $  1,812    $   1,262

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  IN THOUSANDS

                                                                      CLASS                                MINIMUM
                                                                        B      CAPITAL IN                  PENSION
                                                            COMMON    COMMON   EXCESS OF    ACCUMULATED   LIABILITY    TREASURY
                                                             STOCK    STOCK    PAR VALUE      DEFICIT     ADJUSTMENT    STOCK
Balance on January 3, 1993............................      $ 9,977   $1,965    $ 144,831    $(113,321)                $ 17,646
Net income............................................                                          14,833
Cash dividends paid...................................                             (7,665)
Issuance of Common Stock..............................          113                 2,156
Minimum pension liability adjustment..................                                                     $ (5,614)
Balance on January 2, 1994............................       10,090   1,965       139,322      (98,488)      (5,614)     17,646
Net income............................................                                          11,936
Cash dividends paid...................................                             (9,294)
Minimum pension liability adjustment..................                                                        1,710
Balance on January 1, 1995............................       10,090   1,965       130,028      (86,552)      (3,904)     17,646
Net income............................................                                          10,520
Cash dividends paid...................................                             (9,295)
Minimum pension liability adjustment..................                                                        3,766
BALANCE ON DECEMBER 31, 1995..........................      $10,090   $1,965    $ 120,733    $ (76,032)    $   (138)   $ 17,646

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

     Coca-Cola Bottling Co. Consolidated (the "Company") is engaged in the production, marketing and distribution of carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company. The Company operates in portions of 11 states, principally in the southeastern region of the United States.

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The fiscal years presented are the 52-week periods ended December 31, 1995, January 1, 1995 and January 2, 1994.

     Certain prior year amounts have been reclassified to conform to current year classifications.

     The Company's more significant accounting policies are as follows:

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.

INVENTORIES

     Inventories are stated at the lower of cost, primarily determined on the last-in, first-out basis ("LIFO"), or market.

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

     Amounts recorded for benefit plans reflect estimates related to future interest rates, investment returns, employee turnover, wage increases and health care costs. The Company reviews all assumptions and estimates on an ongoing basis.

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

2. INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt.

     Summarized financial information for Piedmont is as follows:

                                                                                                         DEC. 31,    JAN. 1,
IN THOUSANDS                                                                                               1995        1995
Current assets........................................................................................   $ 22,136    $ 18,907
Noncurrent assets.....................................................................................    351,450     358,371
Total assets..........................................................................................   $373,586    $377,278
Current liabilities...................................................................................   $ 13,775    $  7,035
Noncurrent liabilities................................................................................    228,563     234,785
Total liabilities.....................................................................................    242,338     241,820
Partners' equity......................................................................................    131,248     135,458
Total liabilities and partners' equity                                                                   $373,586    $377,278
Company's equity investment...........................................................................   $ 65,624    $ 67,729

                                                                                     FISCAL      FISCAL        FOR THE PERIOD
                                                                                      YEAR        YEAR      JULY 2, 1993 THROUGH
IN THOUSANDS                                                                          1995        1994        JANUARY 2, 1994
Net sales........................................................................   $212,665    $194,054          $ 91,259
Cost of products sold............................................................    126,197     109,563            52,535
Gross margin.....................................................................     86,468      84,491            38,724
Income from operations...........................................................      5,618       6,705             1,209
Net loss.........................................................................   $ (4,210)   $ (1,342)         $ (3,200)
Company's equity in loss.........................................................   $ (2,105)   $   (671)         $ (1,600)

3. INVENTORIES

     Inventories are summarized as follows:

                                                                                                            DEC.
                                                                                                             31,      JAN. 1,
IN THOUSANDS                                                                                                1995       1995
Finished products.......................................................................................   $17,809    $17,621
Manufacturing materials.................................................................................     8,809     12,638
Used bottles and cases..................................................................................     1,371      1,612
Total inventories.......................................................................................   $27,989    $31,871

     The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $1.2 million and $2.1 million on December 31, 1995 and January 1, 1995, respectively, as a result of inventory premiums associated with certain acquisitions.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY, PLANT AND EQUIPMENT

     The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                                           DEC. 31,         JAN. 1,            ESTIMATED
IN THOUSANDS                                                                 1995             1995            USEFUL LIVES
Land....................................................................   $  9,500         $  9,898
Buildings...............................................................     71,359           65,973           10-50 years
Machinery and equipment.................................................     80,909           76,296            5-20 years
Transportation equipment................................................     48,267           42,439            4-10 years
Furniture and fixtures..................................................     23,027           21,180            7-10 years
Vending equipment.......................................................     88,903           88,666            6-13 years
Leasehold and land improvements.........................................     20,048           18,049            5-20 years
Construction in progress................................................      3,389            4,551
Total property, plant and equipment, at cost............................    345,402          327,052
Less: Accumulated depreciation..........................................    153,602          141,419
Property, plant and equipment, net......................................   $191,800         $185,633

5. IDENTIFIABLE INTANGIBLE ASSETS

     The principal categories and estimated useful lives of identifiable intangible assets, net of accumulated amortization, were as follows:

                                                                           DEC. 31,         JAN. 1,            ESTIMATED
IN THOUSANDS                                                                 1995             1995            USEFUL LIVES
Franchise rights........................................................   $217,149         $223,679              40 years
Customer lists..........................................................     25,400           28,129           17-23 years
Advertising savings.....................................................      4,764            5,278           17-23 years
Other...................................................................        670              765           17-18 years
Total identifiable intangible assets....................................   $247,983         $257,851

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                             FIXED(F) OR
                                                                 INTEREST    VARIABLE(V)     INTEREST    DEC. 31,    JAN. 1,
IN THOUSANDS                                      MATURITY         RATE          RATE          PAID        1995        1995
Lines of Credit................................     2000            6.00%-        V           Varies     $ 22,590    $ 93,420
                                                                    6.04%
Term Loan Agreement............................     2002            6.44%-        V           Varies       85,000      60,000
                                                                    6.46%
Term Loan Agreement............................     2003            6.44%-        V           Varies       85,000      60,000
                                                                    6.46%
Medium-Term Notes..............................     1998            6.37%         V         Quarterly      10,000      10,000

Medium-Term Notes..............................     1998           10.05%         F           Semi-         2,000       2,000
                                                                                             annually
Medium-Term Notes..............................     1999            7.99%         F           Semi-        28,585      66,500
                                                                                             annually
Medium-Term Notes..............................     2000           10.00%         F           Semi-        25,500      55,000
                                                                                             annually
Medium-Term Notes..............................     2002            8.56%         F           Semi-        47,000      66,500
                                                                                             annually
Debentures.....................................     2007            6.85%         F           Semi-       100,000
                                                                                             annually
Notes acquired in Sunbelt acquisition..........     2001            8.00%         F         Quarterly         217       5,327

Other notes payable............................     1996-           6.85%-        F           Varies       14,124      14,524
                                                    2001           12.00%
                                                                                                          420,016     433,271
Less: Portion of long-term debt payable within one year...............................................        120         300
Long-term debt........................................................................................   $419,896    $432,971

     The principal maturities of long-term debt outstanding on December 31, 1995 were as follows:

IN THOUSANDS
1997..............................................................................................................   $    125
1998..............................................................................................................     12,050
1999..............................................................................................................     28,635
2000..............................................................................................................     50,762
Thereafter........................................................................................................    328,324
Total long-term debt..............................................................................................   $419,896

     On December 21, 1995, the Company amended and restated the revolving credit agreement totaling $170 million and extended the revolving credit maturity date to December 2000. The agreement contains several covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. There were no amounts outstanding under this facility as of December 31, 1995.

     A $100 million commercial paper program was established in January 1990 for general corporate purposes. On December 31, 1995, there were no amounts outstanding under this program.

     The Company borrows from time to time under informal lines of credit from various banks. On December 31, 1995, the Company had $246 million of credit available under these lines, of which $22.6 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. It is the Company's intent to

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

renew such borrowings as they mature. To the extent that these borrowings, the borrowings under the revolving credit facility described above, and outstanding commercial paper do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

     On November 20, 1995, the Company entered into a $170 million loan agreement with $85 million maturing in November 2002 and $85 million maturing in November 2003. This loan was used to repay two $60 million loans previously entered into by the Company and other bank debt.

     On June 26, 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. As of December 31, 1995 and January 1, 1995, the Company had sold $35 million of its trade accounts receivable and used the proceeds to reduce its outstanding long-term debt. This arrangement was amended in June 1995 to extend the arrangement to June 1998 on terms substantially similar to those previously in place. The discount on sales of trade accounts receivable was $2.2 million, $1.6 million, $1.4 million in 1995, 1994 and 1993, respectively, and is included in "other income (expense), net."

     On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. The net proceeds from this issuance were used principally for refinancing existing indebtedness with the remainder used to repay other bank debt. As of December 31, 1995, $37.9 million of Medium-Term Notes due 1999 with a coupon rate of 7.99%, $29.5 million of Medium-Term Notes due 2000 with a coupon rate of 10.00% and $19.5 million of Medium-Term Notes due 2002 with a coupon rate of 8.56% had been repurchased. An after tax extraordinary charge of $5.0 million related to the premium paid on these repurchases was recorded in the fourth quarter of 1995.

     As of December 31, 1995, the Company was in compliance with the covenants covering all of its various borrowing agreements.

     The Company has a weighted average interest rate of 7.2% for the debt portfolio as of December 31, 1995 compared to 7.0% at January 1, 1995. The Company's overall weighted average borrowing rate on its long-term debt increased from an average of 6.6% during 1994 to an average of 7.3% during 1995.

     As of December 31, 1995, after taking into account all of the interest rate hedging activities, approximately $203 million or 48% of the total debt portfolio was subject to changes in short-term interest rates.

     A rate increase of 1% would increase annual interest expense by approximately $2.0 million and net income for the year ended December 31, 1995 would have been reduced by approximately $1.2 million. Interest coverage as of December 31, 1995 would have been 2.0 times (versus 2.1 times) if interest rates increased by 1%.

7. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate hedging products to modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. During 1995, and in conjunction with the Company's early retirement of a portion of its Medium-Term Notes, all but two of the derivative financial instruments held by the Company were extinguished.

     All deferred gains and losses on interest rate hedging transactions associated with the retired Medium-Term Notes have been recognized in 1995. The notional amount of the extinguished interest rate swaps exceeds the amount of debt retired due to the Company's practice of offsetting swaps. Offsetting swaps rather than an original swap were used to help mitigate counterparty credit risk as well as reduce administrative burden. The offsetting swaps along with original swaps and the underlying debt were accounted for as a combined instrument. The Company does not use derivative financial instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All of the Company's outstanding interest rate swap agreements are LIBOR-based. The Company's two remaining interest rate swaps are with the same financial institution and effectively offset each other. Accordingly, risk of counterparty nonperformance is considered minimal.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Derivative financial instruments are summarized as follows:

                                                                               December 31, 1995         January 1, 1995
                                                                                         Remaining                Remaining
IN THOUSANDS                                                                  Amount       Term        Amount       Term
Interest rate swaps -- floating............................................   $60,000     8 years     $221,600    6-9 years
Interest rate swaps -- fixed...............................................    60,000     8 years      215,000    1-9 years
Interest rate caps.........................................................       -0-          --      110,000    .5 years

INTEREST RATE SWAP ACTIVITY

     The table below summarizes interest rate swap activity for the period ending December 31, 1995:

IN THOUSANDS
Total swaps, January 1, 1995.....................................................................................   $ 436,600
New swaps........................................................................................................      25,000
Terminated swaps.................................................................................................    (341,600)
Expired swaps....................................................................................................         -0-
Total swaps, December 31, 1995...................................................................................   $ 120,000

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

DERIVATIVE FINANCIAL INSTRUMENTS

     Fair values for the Company's interest rate swaps are based on current settlement values.

     The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                                                            December 31, 1995                 January 1, 1995
IN THOUSANDS                                                          Carrying Amount    Fair Value    Carrying Amount   Fair Value
Balance Sheet Instruments
  Public debt......................................................      $ 213,085        $ 228,103       $ 200,000      $ 201,119
  Non-public variable rate long-term debt..........................        192,590          192,590         213,420        213,420
  Non-public fixed rate long-term debt.............................         14,341           16,189          19,851         19,030
Off-Balance-Sheet Instruments
  Interest rate swaps..............................................                          (4,725)                       (11,123)

     The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND GUARANTEES

     Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $23.3 million, $20.9 million and $17.3 million for 1995, 1994 and 1993, respectively.

     The following is a summary of future minimum lease payments for all operating leases as of December 31, 1995:

IN THOUSANDS
1996..............................................................................................................   $ 23,255
1997..............................................................................................................     20,759
1998..............................................................................................................     18,940
1999..............................................................................................................     14,588
2000..............................................................................................................     11,445
Thereafter........................................................................................................     29,651
Total minimum lease payments......................................................................................   $118,638

     The Company is a member of one cooperative from which it is obligated to purchase a specified minimum number of plastic bottles on an annual basis through December 1998. The annual purchase commitment under this agreement is approximately $.5 million. The Company is a member of another cooperative from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The current annual purchase commitment under this agreement is approximately $40 million.

     The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. The Company also guarantees a portion of debt for South Atlantic Canners, Inc., a manufacturing cooperative that is being managed by the Company. See Note 13 to the consolidated financial statements for additional information concerning these financial guarantees. The total amounts guaranteed on December 31, 1995 and January 1, 1995 were $35.2 million and $31.0 million, respectively.

     The Company has entered into purchase agreements for aluminum cans on an annual basis through 2000. The annual purchase commitment under these agreements is approximately $39 million.

10. INCOME TAXES

     The provision for income taxes on income before extraordinary charge and the effect of an accounting change consisted of the following:

                                                                                                        FISCAL YEAR
IN THOUSANDS                                                                                    1995       1994        1993
Current:
  Federal...................................................................................   $   751    $   304    $  1,921
  State.....................................................................................
                                                                                                   751        304       1,921
Deferred:
  Federal...................................................................................     9,382      8,957     (27,748)
  State.....................................................................................     2,130      1,213      (3,662)
  Benefit of acquired loss carryforwards used to reduce franchise value.....................                           35,599
  Benefit (expense) of minimum pension liability adjustment.................................    (2,578)      (359)      3,072
  Other.....................................................................................                  124
                                                                                                 8,934      9,935       7,261
Income tax expense..........................................................................   $ 9,685    $10,239    $  9,182

     Income tax benefits of $1.7 million were recorded in 1994 in conjunction with the adoption of SFAS 112. Income tax benefits of $3.1 million were recorded in 1995 related to the extraordinary charge associated with the early retirement of long-term debt at a premium.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company made income tax payments for alternative minimum tax of approximately $1.1 million and $.3 million during 1995 and 1994, respectively.

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised a significant part of deferred income tax assets and liabilities were as follows:

                                                                                                         DEC. 31,    JAN. 1,
IN THOUSANDS                                                                                               1995        1995
Intangible assets.....................................................................................   $106,752    $107,886
Depreciation..........................................................................................     23,166      22,249
Investment in Piedmont................................................................................     19,417      18,715
Other.................................................................................................     10,309      16,920
Gross deferred income tax liabilities.................................................................    159,644     165,770

Net operating loss carryforwards......................................................................    (39,736)    (56,497)
Other.................................................................................................    (25,817)    (18,278)
Gross deferred income tax assets......................................................................    (65,553)    (74,775)
Tax benefit of minimum pension liability adjustment...................................................        (48)     (2,713)
Deferred income tax liability.........................................................................   $ 94,043    $ 88,282

     Net current deferred tax assets of $3.2 million and $1.2 million were included in prepaid expenses and other current assets on December 31, 1995 and January 1, 1995, respectively.

     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes, extraordinary charge and effect of accounting change at the statutory rate as follows:

                                                                                                          FISCAL YEAR
IN THOUSANDS                                                                                       1995      1994       1993
Statutory expense..............................................................................   $8,827    $ 8,535    $ 8,405
Amortization of franchise and goodwill assets..................................................      364        364        364
State income taxes, net of federal benefit.....................................................      758      1,244      1,185
Effect of change in statutory tax rates........................................................                          2,100
Adjustment of valuation allowance..............................................................                         (3,216)
Other..........................................................................................     (264)        96        344
Income tax expense.............................................................................   $9,685    $10,239    $ 9,182

     The Company had $3.5 million of investment tax credits available to reduce future income tax payments for federal income tax purposes on December 31, 1995. These credits expire in varying amounts through 2001.

     On December 31, 1995, the Company had $97 million and $132 million of federal and state net operating losses, respectively, available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2007.

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Shareholders with Class B Common Stock are entitled to 20 votes per share compared to one vote per share on the Common Stock. Dividends on the Class B Common Stock are permitted to equal, but not exceed, dividends on the Common Stock. On February 8, 1994, the Board of Directors increased the dividend for the first quarter of 1994 to $.25 per share on both the Common and Class B Common shares outstanding. This dividend rate was maintained throughout 1994 and 1995.

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

     On August 9, 1989, the Company granted J. Frank Harrison, III an option for the purchase of 150,000 shares of Common Stock exercisable at the closing market price of the stock on the day of grant. The closing market price of the stock on August 9, 1989 was $29.75 per share. The option may be exercised, in whole or in part, during a period of 15 years beginning on the date of grant. The option is currently exercisable with respect to 127,500 shares and is exercisable with respect to an additional 7,500 shares annually. This option has not been exercised with respect to any such shares.

12. BENEFIT PLANS

     Pension plan expense related to the two Company-sponsored pension plans for 1995, 1994 and 1993 was $2.7 million, $2.6 million and $2.5 million, respectively, including the pro rata share of past service costs, which are being amortized over 30 years. In addition, certain employees are covered by pension plans administered by unions.

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

     The following table sets forth the status of the two Company-sponsored plans:

                                                                                                          DEC. 31,    JAN. 1,
IN THOUSANDS                                                                                                1995        1995
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $48,990 and $40,779.....................   $ 50,236    $ 42,282
Projected benefit obligation for service rendered to date..............................................    (56,427)    (47,355)
Plan assets at fair market value.......................................................................     51,988      41,107
Projected benefit obligation in excess of plan assets..................................................     (4,439)     (6,248)
Unrecognized net loss..................................................................................     11,752      12,158
Unrecognized prior service cost........................................................................     (1,207)         12
Unrecognized net asset being amortized over 7 years....................................................       (210)       (280)
Additional minimum pension liability...................................................................       (225)     (6,816)
Pension asset (liability)..............................................................................   $  5,671    $ (1,174)

     Under the requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets,

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was recognized as of January 2, 1994. The increase in liabilities was charged directly to shareholders' equity. As of December 31, 1995 and January 1, 1995, the minimum pension liability adjustment, net of income taxes, was $138,000 and $3.9 million, respectively.

     Net periodic pension cost for the Company-sponsored pension plans included the following:

                                                                                                          FISCAL YEAR
IN THOUSANDS                                                                                      1995       1994       1993
Service cost-benefits earned..................................................................   $ 1,901    $ 1,916    $ 1,693
Interest cost on projected benefit obligation.................................................     4,015      3,556      3,310
Actual return on plan assets..................................................................    (6,993)     1,169     (3,965)
Net amortization and deferral.................................................................     3,732     (4,034)     1,446
Net periodic pension cost.....................................................................   $ 2,655    $ 2,607    $ 2,484

     The actuarial assumptions that were used for the Company's principal pension plan calculations were as follows:

                                                                                                              1995     1994
Weighted average discount rate used in determining the actuarial present value of the projected benefit
  obligation...............................................................................................    7.75%    8.25%
Weighted average expected long-term rate of return on plan assets..........................................     9.0%     9.0%
Weighted average rate of compensation increase.............................................................    4.50%    4.75%

     The Company provides a 401(k) Savings Plan for substantially all of its nonunion employees. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the earlier of two consecutive years of service while participating in the Savings Plan or after five years of service with the Company. The total cost for this benefit in 1995, 1994 and 1993 was $1.6 million, $1.3 million and $1.5 million, respectively.

     The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.

     The components of postretirement benefit expense were as follows:

                                                                                                           FISCAL YEAR
IN THOUSANDS                                                                                         1995      1994      1993
Service cost -- benefits earned..................................................................   $  338    $  304    $  238
Interest cost on projected benefit obligation....................................................    1,275       989     1,223
Net amortization.................................................................................       11
Net postretirement benefit cost..................................................................   $1,624    $1,293    $1,461

     The accrued postretirement benefit obligation was comprised of the following:


                                                                                                          DEC. 31,     JAN. 1,
IN THOUSANDS                                                                                                1995        1995
Accumulated postretirement benefit obligation:
  Retirees..............................................................................................   $10,025    $ 9,163
  Fully eligible active plan participants...............................................................     2,231      1,738
  Other active plan participants........................................................................     4,124      3,251
                                                                                                            16,380     14,152
Unrecognized transition asset...........................................................................       394        418
Unrecognized net loss...................................................................................    (2,443)    (1,622)
Accrued postretirement benefit obligation...............................................................   $14,331    $12,948

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average health care cost trend rate used in measuring the postretirement benefit expense was 9% in 1995 gradually declining to 5.25% in 1999 and remaining at that level thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation on December 31, 1995 by approximately $1.7 million and postretirement benefit expense in 1995 would have increased by approximately $227,000. The weighted average discount rates used to estimate the accumulated postretirement benefit obligation were 7.75% and 8.25% as of December 31, 1995 and January 1, 1995, respectively.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. The Company adopted the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994, and recorded a one-time, after tax charge of $2.2 million. The annual incremental cost of adoption of SFAS No. 112 is not material on an ongoing basis.

13. RELATED PARTY TRANSACTIONS

     The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases a substantial majority of its requirements for concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $186 million, $187 million and $158 million in 1995, 1994 and 1993, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. Additionally, the Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in territories operated by the Company. Total direct marketing support provided to the Company by The Coca-Cola Company was approximately $36 million, $32 million and $28 million in 1995, 1994 and 1993, respectively. In addition, the Company paid approximately $18 million, $15 million and $13 million in 1995, 1994 and 1993, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product to Piedmont during 1995, 1994 and the six months ended January 2, 1994, at cost, totaling $62.5 million, $75.9 million and $38.9 million, respectively. The Company received $10.7 million, $10.1 million and $4.8 million for management services pursuant to its management agreement with Piedmont for 1995, 1994 and 1993, respectively. Also, the Company subleased various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to approximately $784,000, $693,000 and $380,000 in 1995, 1994 and 1993,
respectively. In addition, Piedmont subleased various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $186,000, $56,000 and $2,000 in 1995, 1994 and 1993, respectively.

     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement pursuant to which the Company leased the property for a 10-year term beginning on December 1, 1992. A North Carolina corporation owned entirely by J. Frank Harrison, Jr. serves as sole general partner of the limited partnership. The sole limited partner of this limited partnership is a trust as to which J. Frank Harrison, III and Reid
M. Henson are co-trustees. The annual base rent the Company is obligated to pay for its lease of the Snyder Production Center is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $2,593,000, $2,007,000 and $1,947,000 in 1995, 1994 and 1993,
respectively.

     On June 1, 1993, the Company entered into a 10-year lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison,
III. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $1,804,000, $1,560,000 and $738,000 in 1995, 1994 and 1993, respectively.

     The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $52 million, $44 million and $47 million in 1995, 1994 and 1993, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. On December 31, 1995, such guarantee amounted to approximately $20 million.

     The Company has also guaranteed a portion of debt for South Atlantic Canners, Inc., a manufacturing cooperative that is being managed by the Company. On December 31, 1995, such guarantee was approximately $15.2 million.

     The Company leases vending equipment from Coca-Cola Financial Corporation ("CCFC"), a subsidiary of The Coca-Cola Company. Future lease payments to CCFC as of December 31, 1995 totaled $49.6 million. During 1995, the Company made lease payments to CCFC totaling $4.4 million.

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

15. RISKS AND UNCERTAINTIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Approximately 90% of the Company's sales are products of The Coca-Cola Company, which is the sole supplier of the concentrate required to manufacture these products. Additionally, the Company purchases virtually all of its requirements for sweetener from The Coca-Cola Company.

     The Company currently obtains all of its aluminum cans from two domestic suppliers. The Company currently obtains all of its PET bottles from two domestic cooperatives. The inability of either of these aluminum can or PET bottle suppliers to meet the Company's requirement for containers could result in short-term shortages until alternative sources of supply could be located.

     Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. There are no material collective bargaining contracts expiring during 1996.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Changes in current assets and current liabilities affecting cash, net of effects from acquisitions and divestitures and the effect of an accounting change, were as follows:

                                                                                                          FISCAL YEAR
IN THOUSANDS                                                                                      1995       1994       1993
Accounts receivable, trade, net...............................................................   $(4,342)   $(2,796)   $(9,319)
Due from Piedmont.............................................................................    (3,201)     1,071     (2,454)
Accounts receivable, other....................................................................    (4,471)     5,710     (3,524)
Inventories...................................................................................     3,882     (4,338)    (2,939)
Prepaid expenses and other assets.............................................................    (1,881)    (1,729)      (845)
Portion of long-term debt payable within one year.............................................      (180)      (411)      (793)
Accounts payable and accrued liabilities......................................................    11,232     (9,381)    20,656
Accrued compensation..........................................................................       803      2,040       (251)
Accrued interest payable......................................................................    (5,016)     1,167       (934)
Increase in current assets less current liabilities...........................................   $(3,174)   $(8,667)   $  (403)

     Cash payments for interest and income taxes were as follows:

                                                                                                         FISCAL YEAR
IN THOUSANDS                                                                                     1995       1994       1993
Interest.....................................................................................   $36,749    $30,218    $31,417
Income taxes.................................................................................     1,475         56      2,900

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below are unaudited quarterly financial data for the fiscal years ended December 31, 1995 and January 1, 1995.

IN THOUSANDS (EXCEPT PER SHARE DATA)                                                              QUARTER
YEAR ENDED DECEMBER 31, 1995                                                       1           2           3           4
Net sales....................................................................   $170,977    $207,876    $203,559    $179,464
Gross margin.................................................................     72,074      87,134      82,727      72,305
Income before extraordinary charge...........................................      1,957       8,054       4,639         886
Extraordinary charge.........................................................                                         (5,016)
Net income (loss)............................................................      1,957       8,054       4,639      (4,130)
Per share:
  Income before extraordinary charge.........................................        .21         .87         .50         .09
  Extraordinary charge.......................................................                                           (.54)
  Net income (loss)..........................................................        .21         .87         .50        (.45)
Weighted average number of common shares outstanding.........................      9,294       9,294       9,294       9,294

IN THOUSANDS (EXCEPT PER SHARE DATA)                                                              QUARTER
YEAR ENDED JANUARY 1, 1995                                                         1           2           3           4
Net sales....................................................................   $163,817    $200,692    $188,418    $170,969
Gross margin.................................................................     66,333      81,751      75,864      72,808
Income before effect of accounting change....................................      1,510       6,700       4,899       1,038
Effect of accounting change..................................................     (2,211)
Net income (loss)............................................................       (701)      6,700       4,899       1,038
Per share:
  Income before effect of accounting change..................................        .16         .72         .53         .11
  Effect of accounting change................................................       (.24)
  Net income (loss)..........................................................       (.08)        .72         .53         .11
Weighted average number of common shares outstanding.........................      9,294       9,294       9,294       9,294

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF COCA-COLA BOTTLING CO. CONSOLIDATED

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) of this filing present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     During 1994, the Company changed its method of accounting for postemployment benefits, as described in Note 12.

PRICE WATERHOUSE LLP

Charlotte, North Carolina
February 23, 1996

     The financial statement schedule required by Regulation S-X is set forth in response to Item 14 below.

     The supplementary data required by Item 302 of Regulation S-K is set forth in Note 17 to the financial statements.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see the "Election of Directors" and "Certain Transactions" sections of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference. For information with respect to Section 16 reports for directors and executive officers of the Company, see the "Election of Directors -- Beneficial Ownership of Management" section of the Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 11 -- EXECUTIVE COMPENSATION

     For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference (other than the subsections entitled "Report of the Compensation Committee on Annual Compensation of Executive Officers" and "Common Stock Performance," which are specifically excluded from such incorporation).

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to security ownership of certain beneficial owners and management, see the "Principal Shareholders" and "Election of Directors -- Beneficial Ownership of Management" sections of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information with respect to certain relationships and related transactions, see the "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" sections of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

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

           2. Financial Statement Schedule

                   The following financial statement schedule is filed as part of this report following this Item 14. The Report of Independent Accountants with respect to the financial statement schedule is included in Item 8 above.

              Schedule II -- Valuation and Qualifying Accounts and Reserves

                   All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

              3. Listing of Exhibits:

     (i) Exhibits Incorporated by Reference:

                                  EXHIBIT INDEX



                                                                                               Page Number or
Number         Description                                                              Incorporation by Reference to


   (1.1)        Underwriting Agreement dated November 1, 1995                           Exhibit 1.1 to the Company's
                among the Company, Citicorp Securities, Inc. and                        Quarterly Report on Form 10-Q
                Solomon Brothers, Inc.                                                  for the quarter ended October 1,
                                                                                        1995.

   (3.1)        Bylaws of the Company, as amended.                                      Exhibit 3.2 to the Company's
                                                                                        Registration Statement
                                                                                        (No. 33-54657) on Form S-3.

   (3.2)        Restated Certificate of Incorporation of the Company.                   Exhibit 3.1 to the Company's
                                                                                        Registration Statement
                                                                                        (No. 33-54657) on Form S-3.

   (4.1)        Specimen of Common Stock Certificate.                                   Exhibit 4.1 to the Company's
                                                                                        Registration Statement
                                                                                        (No. 2-97822) on Form S-1.

   (4.2)        Specimen Fixed Rate Note under the Company's                            Exhibit 4.1 to the Company's
                Medium-Term Note Program, pursuant to which it                          Current Report on Form 8-K
                may issue, from time to time, up to $200 million                        dated February 14, 1990.
                aggregate principal amount of its Medium-Term
                Notes, Series A.
 .
   (4.3)        Specimen Floating Rate Note under the Company's                         Exhibit 4.2 to the Company's
                Medium-Term Note Program, pursuant to which it                          Current Report on Form 8-K
                may issue, from time to time, up to $200 million                        dated February 14, 1990.
                aggregate principal amount of its Medium-Term
                Notes, Series A.

   (4.4)        Indenture dated as of October 15, 1989 between the                      Exhibit 4. to the Company's
                Company and Manufacturers Hanover Trust Company                         Registration Statement
                of California, as Trustee, in connection with the Company's             (No. 33-31784) on Form S-3
                $200 million shelf registration of its Medium-Term                      as filed on February 14, 1990.
                Notes, Series A, due from nine months to 30 years
                from date of issue.




   (4.5)        Selling Agency Agreement, dated as of February 14,                      Exhibit 1.2 to the Company's
                1990, between the Company and Salomon Brothers                          Registration Statement
                and Goldman Sachs, as Agents, in connection with the                    (No. 33-31784) on Form S-3
                Company's $200 million Medium-Term Notes, Series A,                     as filed on February 14, 1990.
                due from nine months to 30 years from date of issue.

   (4.6)        Form of Debenture issued by the Company to two                          Exhibit 4.04 to the Company's
                shareholders of Sunbelt Coca-Cola Bottling Company,                     Current Report on Form 8-K
                Inc. dated as of December 19, 1991.                                     dated December 19, 1991.

   (4.7)        Commercial Paper Dealer Agreement, dated as of                          Exhibit 4.14 to the Company's
                February 11, 1993, between the Company and                              Annual Report on Form 10-K
                Citicorp Securities Markets, Inc., as co-agent.                         for the fiscal year ended
                                                                                        January 3, 1993.

   (4.8)        Amended and restated commercial paper agreement,                        Exhibit 4.13 to the Company's
                dated as of November 14, 1994, between the Company                      Annual Report on Form 10-K
                and Goldman Sachs Money Markets, L.P.                                   for the fiscal year ended
                                                                                        January 1, 1995.

   (4.9)        Supplemental Indenture, dated as of March 3, 1995,                      Exhibit 4.15 to the Company's
                between the Company and NationsBank of Georgia,                         Annual Report, as amended, on
                National Association, as Trustee.                                       Form 10-K/A-2 for the fiscal
                                                                                        year ended January 1, 1995.

   (4.10)       First Omnibus Amendment to Purchase Agreements,                         Exhibit 4.1 to the Company's
                dated as of June 26, 1995, by and among the Company,                    Quarterly Report on Form 10-Q
                as Seller, Corporate Receivables Corporation, as the                    for the quarter ended July 2,
                Investor, and Citicorp North America, Inc., individually                1995.
                and as agent.

   (4.11)       Form of the Company's 6.85% Debentures due 2007.                        Exhibit 4.1 to the Company's
                                                                                        Quarterly Report on Form 10-Q
                                                                                        for the quarter ended October 1,
                                                                                        1995.

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


   (4.13)       Loan Agreement dated as of November 20, 1995                            Exhibit included in this filing.
                between the Company and LTCB Trust Company, as
                Agent, and other banks named therein.

   (4.14)       Amended and Restated Credit Agreement dated as of                       Exhibit included in this filing.
                December 21, 1995 between the Company and NationsBank,
                N.A., Bank of America National Trust and Savings
                Association and other banks named therein.

   (10.1)       Employment Agreement of James L. Moore, Jr. dated as                    Exhibit 10.2 to the Company's
                of March 16, 1987.                                                      Annual Report on Form 10-K
                                                                                        for the fiscal year ended
                                                                                        December 31, 1986.


   (10.2)       Amendment, dated as of May 18, 1994, to Employment                      Exhibit 10.84 to the Company's
                Agreement designated as Exhibit 10.1.                                   Annual Report on Form 10-K
                                                                                        for the fiscal year ended
                                                                                        January 1, 1995.

   (10.3)       Stock Rights and Restrictions Agreement by and                          Exhibit 28.01 to the Company's
                between Coca-Cola Bottling Co. Consolidated and                         Current Report on Form 8-K
                The Coca-Cola Company dated January 27, 1989.                           dated January 27, 1989.

   (10.4)       Description and examples of bottling franchise agreements               Exhibit 10.20 to the Company's
                between the Company and The Coca-Cola Company.                          Annual Report on Form 10-K
                                                                                        for the fiscal year ended
                                                                                        December 31, 1988.

   (10.5)       Lease, dated as of December 11, 1974, by and between                    Exhibit 19.6 to the Company's
                the Company and the Ragland Corporation, related to the                 Annual Report on Form 10-K
                production/distribution facility in Nashville, Tennessee.               for the fiscal year ended
                                                                                        December 31, 1988.

   (10.6)       Amendment to Lease Agreement designated as                              Exhibit 19.7 to the Company's
                Exhibit 10.5.                                                           Annual Report on Form 10-K
                                                                                        for the fiscal year ended
                                                                                        December 31, 1988.

   (10.7)       Second Amendment to Lease Agreement designated as                       Exhibit 19.8 to the Company's
                Exhibit 10.5.                                                           Annual Report on Form 10-K
                                                                                        for the fiscal year ended
                                                                                        December 31, 1988.


   (10.8)       Supplemental Savings Incentive Plan, dated as of April 1,               Exhibit 10.36 to the Company's
                1990 between certain Eligible Employees of the Company                  Annual Report on Form 10-K
                and the Company.                                                        for the fiscal year ended
                                                                                        December 30, 1990.

   (10.9)       Description and example of Deferred Compensation                        Exhibit 19.1 to the Company's
                Agreement, dated as of October 1, 1987, between Eligible                Annual Report on Form 10-K
                Employees of the Company and the Company under                          for the fiscal year ended
                the Officer's Split-Dollar Life Insurance Plan.                         December 30, 1990.

   (10.10)      Consolidated/Sunbelt Acquisition Agreement, dated as of                 Exhibit 2.01 to the Company's
                December 19, 1991, by and among the Company and the                     Current Report on Form 8-K
                shareholders of Sunbelt Coca-Cola Bottling Company, Inc.                dated December 19, 1991.

   (10.11)      Officer Retention Plan, dated as of January 1, 1991,                    Exhibit 10.47 to the Company's
                between certain Eligible Officers of the Company and the                Annual Report on Form 10-K
                Company.                                                                for the fiscal year ended
                                                                                        December 29, 1991.

   (10.12)      Acquisition Agreement, by and among Sunbelt Coca-Cola                   Exhibit 10.50 to the Company's
                Bottling Company, Inc., Sunbelt Carolina Acquisition                    Annual Report on Form 10-K
                Company,Inc., certain of the common stockholders of                     for the fiscal year ended
                Coca-Cola Bottling Co. Affiliated, Inc., and the stock-                 ended December 29, 1991.
                holders of TRNH, Inc., dated as of November 7, 1989.

   (10.13)      Amendment Number One to the Sunbelt/Affiliated                          Exhibit 10.04 to the Company's
                Acquisition Agreement, dated as of December 29, 1989,                   Quarterly Report on Form 10-Q
                between Sunbelt Coca-Cola Bottling Company, Inc.,                       for the quarter ended March 29,
                Sunbelt Carolina Acquisition Company, Inc., certain                     1992.
                of the common stockholders of Coca-Cola Bottling Co.
                Affiliated, Inc. and the stockholders of TRNH, Inc.

   (10.14)      Amendment Number Two to the Sunbelt/Affiliated                          Exhibit 10.05 to the Company's
                Acquisition Agreement, dated as of December 29, 1989,                   Quarterly Report on Form 10-Q
                between Sunbelt Coca-Cola Bottling Company, Inc.,                       for the quarter ended March 29,
                Sunbelt Carolina Acquisition Company, Inc., certain of                  1992.
                the common stockholders of Coca-Cola Bottling Co.
                Affiliated, Inc. and the stockholders of TRNH, Inc.

   (10.15)      Amendment Number Three to the Sunbelt/Affiliated                        Exhibit 10.06 to the Company's
                Acquisition Agreement, dated as of December 29, 1989,                   Quarterly Report on Form 10-Q
                between Sunbelt Coca-Cola Bottling Company, Inc.,                       for the quarter ended March 29,
                Sunbelt Carolina Acquisition Company, Inc., certain of                  1992.
                the common stockholders of Coca-Cola Bottling Co.
                Affiliated, Inc. and the stockholders of TRNH, Inc.


   (10.16)      Lease Agreement, dated as of November 30, 1992, between                 Exhibit 10.38 to the Company's
                the Company and Harrison Limited Partnership One,                       Annual Report on Form 10-K
                related to the Snyder Production Center in Charlotte,                   for the fiscal year ended
                North Carolina.                                                         January 3, 1993.

   (10.17)      Termination and Release Agreement dated as of March 27,                 Exhibit 10.43 to the Company's
                1992 by and among Sunbelt Coca-Cola Bottling Company,                   Annual Report on Form 10-K
                Coca-Cola Bottling Co. Affiliated, Inc., the agent for                  for the fiscal year ended
                holders of certain debentures of Sunbelt issued pursuant                January 3, 1993.
                to a certain Indenture dated as of January 11, 1990, as
                amended, and Wilmington Trust Company which acted as
                trustee under the Indenture.

   (10.18)      Reorganization Plan and Agreement by and among                          Exhibit 10.03 to the Company's
                Coca-Cola Bottling Co. Consolidated, Chopper Acquisitions,              Quarterly Report on Form 10-Q
                Inc., Whirl-i-Bird, Inc. and J. Frank Harrison, Jr.                     for the quarter ended April 4,
                                                                                        1993.

   (10.19)      Partnership Agreement of Carolina Coca-Cola Bottling                    Exhibit 2.01 to the Company's
                Partnership,* dated as of July 2, 1993, by and among                    Current Report on Form 8-K
                Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola                dated July 2, 1993.
                Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc.,
                Fayetteville Coca-Cola Bottling Company and Palmetto
                Bottling Company.

   (10.20)      Asset Purchase Agreement, dated as of July 2, 1993, by                  Exhibit 2.02 to the Company's
                and among Carolina Coca-Cola Bottling Partnership,*                     Current Report on Form 8-K
                Coca-Cola Bottling Co. Affiliated, Inc. and Coca-Cola                   dated July 2, 1993.
                Bottling Co. Consolidated.

   (10.21)      Asset Purchase Agreement, dated as of July 2, 1993, by                  Exhibit 2.03 to the Company's
                and among Carolina Coca-Cola Bottling Partnership,*                     Current Report on Form 8-K
                Fayetteville Coca-Cola Bottling Company and Coca-Cola                   dated July 2, 1993.
                Bottling Co. Consolidated.

   (10.22)      Asset Purchase Agreement, dated as of July 2, 1993, by                  Exhibit 2.04 to the Company's
                and among Carolina Coca-Cola Bottling Partnership,*                     Current Report on Form 8-K
                Palmetto Bottling Company and Coca-Cola Bottling Co.                    dated July 2, 1993.
                Consolidated.





   (10.23)      Definition and Adjustment Agreement, dated July 2, 1993,                Exhibit 2.05 to the Company's
                by and among Carolina Coca-Cola Bottling Partnership,*                  Current Report on Form 8-K
                Coca-Cola Ventures, Inc., Coca-Cola Bottling Co.                        dated July 2, 1993.
                Consolidated, CCBC of Wilmington, Inc., Carolina
                Coca-Cola Bottling Investments, Inc., The Coca-Cola
                Company, Carolina Coca-Cola Holding Company, The
                Coastal Coca-Cola Bottling Company, Eastern Carolina
                Coca-Cola Bottling Company, Inc., Coca-Cola Bottling Co.
                Affiliated, Inc., Fayetteville Coca-Cola Bottling Company
                and Palmetto Bottling Company.

   (10.24)      Management Agreement, dated as of July 2, 1993, by and                  Exhibit 10.01 to the Company's
                among Coca-Cola Bottling Co. Consolidated, Carolina                     Current Report on Form 8-K
                Coca-Cola Bottling Partnership,* CCBC of Wilmington,                    dated July 2, 1993.
                Inc., Carolina Coca-Cola Bottling Investments, Inc.,
                Coca-Cola Ventures, Inc. and Palmetto Bottling Company.

   (10.25)      Post-Retirement Medical and Life Insurance Benefit                      Exhibit 10.02 to the Company's
                Reimbursement Agreement, dated July 2, 1993, by and                     Current Report on Form 8-K
                between Carolina Coca-Cola Bottling Partnership* and                    dated July 2, 1993.
                Coca-Cola Bottling Co. Consolidated.

   (10.26)      Aiken Asset Purchase Agreement, dated as of August 6,                   Exhibit 2.01 to the Company's
                1993 by and among Carolina Coca-Cola Bottling                           Quarterly Report on Form 10-Q
                Partnership,* Palmetto Bottling Company  and Coca-Cola                  for the quarter ended July 4,
                Bottling Co. Consolidated.                                              1993.

   (10.27)      Aiken Definition and Adjustment Agreement, dated as of                  Exhibit 2.02 to the Company's
                August 6, 1993, by and among Carolina Coca-Cola                         Quarterly Report on Form 10-Q
                Bottling Partnership*, Coca-Cola Ventures, Inc., Coca-Cola              for the quarter ended July 4,
                Bottling Co. Consolidated, Carolina Coca-Cola Bottling                  1993.
                Investments, Inc., The Coca-Cola Company and Palmetto
                Bottling Company.

   (10.28)      Lease Agreement, dated as of June 1, 1993, between the                  Exhibit 10.01 to the Company's
                Company and Beacon Investment Corporation, related                      Quarterly Report on Form 10-Q
                to the Company's corporate headquarters in Charlotte,                   for the quarter ended July 4,
                North Carolina.                                                         1993.

   (10.29)      Amended and Restated Guaranty Agreement, dated as of                    Exhibit 10.06 to the Company's
                July 15, 1993 re: Southeastern Container, Inc.                          Quarterly Report on Form 10-Q
                                                                                        for the quarter ended July 4,
                                                                                        1993.



   (10.30)      Agreement, dated as of December 23, 1993, between                       Exhibit 10.1 to the Company's
                the Company and Western Container Corporation                           Quarterly Report on Form 10-Q
                covering purchase of PET bottles.                                       for the quarter ended
                                                                                        October 2, 1994.

   (10.31)      Management Agreement, dated as of June 1, 1994, by                      Exhibit 10.6 to the Company's
                and among Coca-Cola Bottling Co. Consolidated and                       Quarterly Report on Form 10-Q
                South Atlantic Canners, Inc.                                            for the quarter ended July 3,
                                                                                        1994.

   (10.32)      Guaranty Agreement, dated as of July 22, 1994, between                  Exhibit 10.7 to the Company's
                Coca-Cola Bottling Co. Consolidated and Wachovia                        Quarterly Report on Form 10-Q
                Bank of North Carolina, N.A.                                            for the quarter ended July 3, 1994.

   (10.33)      Selling Agency Agreement, dated as of March 3, 1995,                    Exhibit 10.83 to the Company's
                between the Company, Salomon Brothers Inc. and                          Annual Report on Form 10-K
                Citicorp Securities, Inc.                                               for the fiscal year ended
                                                                                        January 1, 1995.

   (10.34)      Agreement, dated as of March 1, 1994, between the                       Exhibit 10.85 to the Company's
                Company and South Atlantic Canners, Inc.                                Annual Report on Form 10-K
                                                                                        for the fiscal year ended
                                                                                        January 1, 1995.

   (10.35)      Stock Option Agreement, dated as of March 8, 1989,                      Exhibit 10.86 to the Company's
                of J. Frank Harrison, Jr.                                               Annual Report on Form 10-K
                                                                                        for the fiscal year ended
                                                                                        January 1, 1995.

   (10.36)      Stock Option Agreement, dated as of August 9, 1989,                     Exhibit 10.87 to the Company's
                of J. Frank Harrison, III.                                              Annual Report on Form 10-K for
                                                                                        the fiscal year ended January 1,
                                                                                        1995.

   (10.37)      First Amendment to Credit Agreement, Line of Credit                     Exhibit 10.8 to the Company's
                Note and Mortgage, and Reaffirmation of Term Note,                      Quarterly Report on Form 10-Q
                Security Agreement, Guaranty Agreement and Addendum                     for the quarter ended April 2,
                to Guaranty Agreement, dated as of March 31, 1995, by                   1995.
                and among the Company, South Atlantic Canners, Inc.
                and Wachovia Bank of North Carolina, N.A.

   (10.38)      Guaranty Agreement and Addendum, dated as of March 31,                  Exhibit 10.9 to the Company's
                1995, between the Company and Wachovia Bank of North                    Quarterly Report on Form 10-Q
                Carolina, N.A.                                                          for the quarter ended April 2,
                                                                                        1995.


   (10.39)      Can Supply Agreement, dated November 7, 1995, between                   Exhibit 10.16 to the Company's
                the Company and American National Can Company.                          Quarterly Report on Form 10-Q
                                                                                        for the quarter ended October 1,
                                                                                        1995.

   (10.40)      Lease Agreement, dated as of July 17, 1988, between the                 Exhibit 19.4 to the Company's
                Company and GE Capital Fleet Services covering                          Quarterly Report on Form 10-Q
                various vehicles.                                                       for the quarter ended March 31,
                                                                                        1990.

   (10.41)      Master Motor Vehicle Lease Agreement, dated as of                       Exhibit 19.5 to the Company's
                December 15, 1988, between the Company and                              Quarterly Report on Form 10-Q
                Citicorp North America, Inc. covering various vehicles.                 for the quarter ended March 31,
                                                                                        1990.

   (10.42)      Master Lease Agreement, beginning on April 12, 1989,                    Exhibit 19.6 to the Company's
                between the Company and Citicorp North America,                         Quarterly Report on Form 10-Q
                Inc. covering various equipment.                                        for the quarter ended March 31,
                                                                                        1990.

   (10.43)      Master Lease Agreement, dated as of January 7, 1992                     Exhibit 10.01 to the Company's
                between the Company and Signet Leasing and Financial                    Quarterly Report on Form 10-Q
                Corporation covering various vehicles.                                  for the quarter ended March 29,
                                                                                        1992.

   (10.44)      Master Equipment Lease, dated as of February 9, 1993,                   Exhibit 10.37 to the Company's
                between the Company and Coca-Cola Financial                             Annual Report on Form 10-K
                Corporation covering various vending machines.                          for the fiscal year ended
                                                                                        January 3, 1993.

   (10.45)      Motor Vehicle Lease Agreement No. 790855, dated as of                   Exhibit 10.39 to the Company's
                December 31, 1992, between the Company and Citicorp                     Annual Report on Form 10-K
                Leasing, Inc. covering various vehicles.                                for the fiscal year ended
                                                                                        January 3, 1993.

   (10.46)      Master Lease Agreement, dated as of February 18, 1992,                  Exhibit 10.69 to the Company's
                between the Company and Citicorp Leasing, Inc.                          Annual Report on Form 10-K
                covering various equipment.                                             for the fiscal year ended
                                                                                        January 2, 1994.

   (10.47)      Lease Agreement dated as of December 15, 1994 between                   Exhibit 10.1 to the Company's
                the Company and BA Leasing & Capital Corporation.                       Quarterly Report on Form 10-Q
                                                                                        for the quarter ended April 2,
                                                                                        1995.


   (10.48)      Beverage Can and End Agreement dated November 9, 1995                   Exhibit included in this filing.
                between the Company and Ball Metal Beverage Container
                Group.

   (10.49)      Member Purchase Agreement, dated as of August 1,                        Exhibit included in this filing.
                1994 between the Company and South Atlantic
                Canners, Inc., regarding minimum annual purchase
                requirements of canned product by the Company.

   (10.50)      Member Purchase Agreement, dated as of August 1, 1994                   Exhibit included in this filing.
                between the Company and South Atlantic Canners, Inc.,
                regarding minimum annual purchase requirements of
                20 ounce PET product by the Company.

   (10.51)      Member Purchase Agreement, dated as of August 1, 1994                   Exhibit included in this filing.
                between the Company and South Atlantic Canners, Inc.,
                regarding minimum annual purchase requirements of 2 Liter
                PET product by the Company.

   (10.52)      Member Purchase Agreement, dated as of August 1, 1994                   Exhibit included in this filing.
                between the Company and South Atlantic Canners, Inc.,
                regarding minimum annual purchase requirements of 3 Liter
                PET product by the Company.

   (10.53)      Description of the Company's 1996 Bonus Plan for officers.              Exhibit included in this filing.

   (21.1)       List of subsidiaries.                                                   Exhibit included in this filing.

   (23.1)       Consent of Independent Accountants to Incorporation by                  Exhibit included in this filing.
                Reference into Form S-3 (Registration No. 33-4325) and
                Form S-3 (Registration No. 33-54657).

   (27.1)       Financial data schedule for period ended December 31,                   Exhibit included in this filing.
                1995.

   (99.1)       Audited Financial Statements of Piedmont Coca-Cola                      Included as Item 14D of Part IV
                Bottling Partnership for the 1994 and 1993 fiscal periods.              to the Company's Annual Report
                                                                                        on Form 10-K for the fiscal year
                                                                                        ended January 1, 1995.

   (99.2)       Information, financial statements and exhibits required                 To be supplied by amendment.
                by Form 11-K with respect to the Coca-Cola Bottling Co.
                Consolidated Savings Plan.


* Carolina Coca-Cola Bottling Partnership's name was changed to Piedmont Coca-Cola Bottling Partnership.

     B. Reports on Form 8-K.

        There were no Current Reports on Form 8-K filed by the Company during the fourth quarter of 1995.

                                                                     SCHEDULE II

                          COCA-COLA BOTTLING CO. CONSOLIDATED

                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                    (IN THOUSANDS)

                                                                                ADDITIONS
                                                                  BALANCE AT    CHARGED TO
                                                                  BEGINNING     COSTS AND                                BALANCE AT
        DESCRIPTION                                                OF YEAR       EXPENSES     OTHER (1)    DEDUCTIONS    END OF YEAR
        Allowance for doubtful accounts:
        Fiscal year ended December 31, 1995....................    $    400        $319                      $  313         $ 406
        Fiscal year ended January 1, 1995......................    $    425        $600                      $  625         $ 400
        Fiscal year ended January 2, 1994......................    $    400        $443       $     (20)     $  398         $ 425

        Deferred tax assets valuation allowance:
        Fiscal year ended January 2, 1994......................    $ 29,934                   $ (26,718)     $3,216         $   0

        (1) Arising from business combinations and divestitures.

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

Date: March 27, 1996

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

        By: /s/         J. FRANK HARRISON, JR.          Chairman of the Board and Director                March 27, 1996
                J. FRANK HARRISON, JR.

       By: /s/          J. FRANK HARRISON, III          Vice Chairman of the Board, Chief Executive       March 27, 1996
                                                          Officer and Director
                J. FRANK HARRISON, III

        By: /s/           JAMES L. MOORE, JR.           President and Chief Operating Officer and         March 27, 1996
                                                          Director
                 JAMES L. MOORE, JR.

          By: /s/             REID M. HENSON            Vice Chairman of the Board and Director           March 27, 1996
                    REID M. HENSON

          By: /s/           H. W. MCKAY BELK            Director                                          March 27, 1996
                   H. W. MCKAY BELK

          By: /s/              JOHN M. BELK             Director                                          March 27, 1996
                     JOHN M. BELK

          By: /s/              H. REID JONES            Director                                          March 27, 1996
                    H. REID JONES

        By: /s/          DAVID L. KENNEDY, JR.          Director                                          March 27, 1996
                DAVID L. KENNEDY, JR.

          By: /s/           NED R. MCWHERTER            Director                                          March 27, 1996
                   NED R. MCWHERTER

         By: /s/          JOHN W. MURREY, III           Director                                          March 27, 1996
                 JOHN W. MURREY, III

         By: /s/             DAVID V. SINGER            Vice President and Chief Financial Officer        March 27, 1996
                   DAVID V. SINGER

         By: /s/          STEVEN D. WESTPHAL            Vice President and Chief Accounting Officer       March 27, 1996
                  STEVEN D. WESTPHAL