Form 10-Q
period 1996-03-31
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1996-05-13
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
X   EXCHANGE ACT OF 1934


    For the quarterly period ended               March 31, 1996


    Commission File Number                          0-9286


                       COCA-COLA BOTTLING CO. CONSOLIDATED
             (Exact name of registrant as specified in its charter)

         Delaware                                               56-0950585
(State or other jurisdiction of incorporation                (I.R.S. Employer
          or organization)                                Identification Number)

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

         Class                                        Outstanding at May 3, 1996
Common Stock, $1 Par Value                                    7,958,059
Class B Common Stock, $1 Par Value                            1,336,362

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                       Coca-Cola Bottling Co. Consolidated
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        In Thousands (Except Share Data)




                                                                             March 31,  Dec. 31,   April 2,
                                                                               1996       1995       1995
ASSETS
Current Assets:
Cash                                                                        $  2,479   $  2,434   $  2,139
Accounts receivable, trade, less allowance for
 doubtful accounts of $391, $406 and $402                                      9,847     12,098      8,923
Accounts receivable from The Coca-Cola Company                                 8,167      6,725      6,582
Due from Piedmont Coca-Cola Bottling Partnership                               5,156      4,584        188
Accounts receivable, other                                                     5,292      9,492      5,096
Inventories                                                                   30,935     27,989     31,884
Prepaid expenses and other current assets                                      6,944      6,935      5,239
  Total current assets                                                        68,820     70,257     60,051

Property, plant and equipment, less accumulated
 depreciation of $157,341, $153,602 and $143,635                             190,582    191,800    185,997
Investment in Piedmont Coca-Cola Bottling Partnership                         64,700     65,624     66,930
Other assets                                                                  33,861     33,268     24,055
Identifiable intangible assets, less accumulated
 amortization of $88,002, $85,535 and $78,134                                245,516    247,983    255,384
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $24,552, $23,980 and $19,971                                 67,067     67,639     69,357


Total                                                                       $670,546   $676,571   $661,774




See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                              March 31,            Dec. 31,     April 2,
                                                                1996                 1995         1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year             $    120            $     120     $    247
Accounts payable and accrued liabilities                        58,581               65,510       60,506
Accounts payable to The Coca-Cola Company                        4,425                3,636        4,638
Accrued compensation                                             2,661                5,049        2,118
Accrued interest payable                                         5,103                6,259        5,998
  Total current liabilities                                     70,890               80,574       73,507
Deferred income taxes                                           97,856               97,252       90,862
Other liabilities                                               41,841               39,877       27,391
Long-term debt                                                 422,374              419,896      436,400
  Total liabilities                                            632,961              637,599      628,160

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,090,859 shares                                       10,090               10,090       10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,964,476 shares                                         1,965                1,965        1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                 118,409              120,733      127,704
Accumulated deficit                                            (75,095)             (76,032)     (84,595)
Minimum pension liability adjustment                              (138)                (138)      (3,904)
                                                                55,231               56,618       51,260
Less-Treasury stock, at cost:
 Common-2,132,800 shares                                        17,237               17,237       17,237
 Class B Common-628,114 shares                                     409                  409          409
  Total shareholders' equity                                    37,585               38,972       33,614

Total                                                         $670,546            $676, 571     $661,774


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands


                                                             Capital                  Minimum
                                                    Class B     in                    Pension
                                       Common       Common   Excess of  Accumulated  Liability   Treasury
                                       Stock        Stock    Par Value    Deficit    Adjustment   Stock


Balance on
 January 1, 1995                       $ 10,090     $1,965   $130,028   $(86,552)   $ (3,904)   $ 17,646
Net income                                                                 1,957
Cash dividends
 paid:
 Common                                                        (2,324)

Balance on
 April 2, 1995                          $10,090     $1,965   $127,704   $(84,595)    $(3,904)    $17,646



Balance on
 December 31, 1995                      $10,090     $1,965   $120,733   $(76,032)      $(138)    $17,646
Net income                                                                   937
Cash dividends
 paid:
 Common                                                        (2,324)
Balance on
 March 31, 1996                         $10,090     $1,965   $118,409   $(75,095)      $(138)    $17,646




See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)


                                                                    First Quarter
                                                                  1996         1995

Net sales (includes sales to Piedmont of                       $ 171,996    $ 170,977
   $12,075 and $16,682)
Cost of products sold, (excluding depreciation shown
   below includes $10,594 and $15,222 related to sales
   to Piedmont)                                                   98,268       98,903
Gross margin                                                      73,728       72,074
Selling expenses                                                  40,726       36,448
General and administrative expenses                               12,708       13,493
Depreciation expense                                               7,007        6,386
Amortization of goodwill and intangibles                           3,057        3,057
Income from operations                                            10,230       12,690

Interest expense                                                   7,693        8,437
Other (income) expense, net                                          982          964
Income before income taxes                                         1,555        3,289
Federal and state income taxes                                       618        1,332

Net income                                                     $     937    $   1,957

 Net income (per share)                                        $     .10    $     .21

Cash dividends per share:
Common Stock                                                   $     .25    $     .25
Class B Common Stock                                                 .25          .25

Weighted average number of Common and
 Class B Common shares outstanding                                 9,294        9,294


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands



                                                                      First Quarter
                                                                     1996       1995
Cash Flows from Operating Activities
Net income                                                        $   937    $ 1,957
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                              7,007      6,386
  Amortization of goodwill and intangibles                          3,057      3,057
  Deferred income taxes                                               618      1,332
  Losses on sale of property, plant and equipment                     311        507
  Amortization of debt costs                                          131        114
  Undistributed loss of Piedmont Coca-Cola Bottling Partnership       924        799
  Increase in current assets less current liabilities              (8,202)    (5,862)
  Increase in other noncurrent assets                                (721)      (723)
  Increase (decrease) in other noncurrent liabilities               2,296       (129)
  Other                                                                 2          2
Total adjustments                                                   5,423      5,483
Net cash provided by operating activities                           6,360      7,440

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                        2,884      3,434
Payments on long-term debt                                           (405)        (5)
Cash dividends paid                                                (2,324)    (2,324)
Other                                                                (368)      (960)
Net cash provided by (used in) financing activities                  (213)       145

Cash Flows from Investing Activities
Additions to property, plant and equipment                         (6,123)    (7,641)
Proceeds from the sale of property, plant and equipment                21        383
Net cash used in investing activities                              (6,102)    (7,258)
Net increase in cash                                                   45        327
Cash at beginning of period                                         2,434      1,812

Cash at end of period                                             $ 2,479    $ 2,139



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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year classifications.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



2. Summarized Income Statement Data of Piedmont Coca-Cola Bottling Partnership

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


                                                                                First Quarter
In Thousands                                                                   1996        1995
Net sales                                                                   $ 47,925    $ 45,688
Gross margin                                                                  20,409      18,923
Income from operations                                                           728       1,004
Net loss                                                                       1,849       1,598



3. Inventories

Inventories are summarized as follows:


                                                                            Mar. 31,   Dec. 31,     April 2,
In Thousands                                                                  1996       1995         1995
Finished products                                                           $ 19,401    $ 17,809    $ 18,708
Manufacturing materials                                                       10,207       8,809      11,633
Used bottles and cases                                                         1,327       1,371       1,543
Total inventories                                                           $ 30,935    $ 27,989    $ 31,884

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

4. Long-Term Debt

Long-term debt is summarized as follows:


                                                            Fixed(F) or
                                                   Interest  Variable   Interest      Mar. 31,   Dec. 31,  April 2,
In Thousands                          Maturity       Rate    (V) Rate    Paid          1996       1995       1995

Lines of Credit                        1997          5.65%-      V       Varies      $ 25,490   $ 22,590   $ 96,860
                                                     5.75%
Term Loan Agreement                    2002-         5.78%-      V       Varies       170,000    170,000    120,000
                                       2003          5.95%

Medium-Term Notes                      1998          6.03%       V       Quarterly     10,000     10,000     10,000

Medium-Term Notes                      1998         10.00%       F       Semi-          2,000      2,000
                                                                         annually

Medium-Term Notes                      1999          7.99%       F       Semi-         28,585     28,585     66,500
                                                                         annually

Medium-Term Notes                      2000         10.00%       F       Semi-         25,500     25,500     57,000
                                                                         annually

Medium-Term Notes                      2002          8.56%       F       Semi-         47,000     47,000     66,500
                                                                         annually

Debentures                             2007          6.85%       F       Semi-        100,000    100,000       --
                                                                         annually
Notes acquired in
 Sunbelt acquisition                   2001          8.00%       F       Quarterly        200        217      5,321

Capital leases and                     1995-         6.85%-      F       Varies        13,719     14,124     14,446
other notes payable                    2001         10.00%

                                                                                      422,494    420,016    436,647
Less: Portion of long-
 term debt payable
 within one year                                                                          120        120        247

Long-term debt                                                                       $422,374   $419,896   $436,400


    Coca-Cola Bottling Co. Consolidated
    Notes to Consolidated Financial Statements (Unaudited)



    4. Long-Term Debt (cont.)

    As of March 31, 1996, the Company was in compliance with all of the covenants of its various borrowing agreements.

    It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

    A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. There were no balances outstanding under this program on March 31, 1996, December 31, 1995 or April 2, 1995.

    In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $40 million. The Company had sold trade receivables of $35 million as of March 31, 1996, December 31, 1995 and April 2, 1995. This arrangement has been amended to extend it to June 1998 on terms substantially similar to those previously in place.

    On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. The net proceeds from this issuance were used principally for refinancing a portion of the existing public indebtedness with the remainder used to repay other bank debt.

    On November 20, 1995, the Company entered into a $170 million loan agreement with $85 million maturing in November 2002 and $85 million maturing in November 2003. This loan was used to repay two $60 million loans previously entered into by the Company and other bank debt.

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $34.6 million, $35.2 million and $34.2 million as of March 31, 1996, December 31, 1995 and April 2, 1995, respectively.

     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



    5. Derivative Financial Instruments

    The Company uses derivative financial instruments to modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating interest rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. These derivative financial instruments are not used for trading purposes.

    The Company has entered into interest rate swaps that resulted in weighted average interest rates for the debt portfolio of approximately 7.0%, 7.2% and 7.5% as of March 31, 1996, December 31, 1995 and April 2, 1995, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7.3% during the first quarter of 1995 to an average of 7.0% during the first quarter of 1996. After taking into account the effect of all of the interest rate swap activities, approximately 49%, 48% and 47% of the total debt portfolio was subject to changes in short-term interest rates as of March 31, 1996, December 31, 1995 and April 2, 1995, respectively.

    A rate increase of 1% would have increased interest expense for the first quarter of 1996 by approximately $2 million and net income for the first quarter ended March 31, 1996 would have been reduced by approximately $1.2 million. Interest coverage as of March 31, 1996 would have been 2.5 times (versus 2.6 times) if interest rates had increased by 1%.

    Derivative financial instruments were as follows:



                                             March 31, 1996        December 31, 1995      April 2, 1995
                                                     Remaining                Remaining            Remaining
     In Thousands                           Amount      Term        Amount      Term     Amount      Term

    Interest rate swaps-floating        $   60,000   7.5 years   $  60,000   8 years   $221,600   5-8 years

    Interest rate swaps-fixed               60,000   7.5 years      60,000   8 years    215,000   1-8 years

    Interest rate caps                                                                   30,000    .5 year


     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



    5. Derivative Financial Instruments (cont.)


    The table below summarizes interest rate swap activity for the three months ended March 31, 1996.


                                                    First Quarter
In Thousands                                             1996
Total swaps, beginning of period                       $120,000
New swaps                                                 --
Terminated swaps                                          --
Expired swaps                                             --
Total swaps, end of period                             $120,000

    The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:


                                                            March 31, 1996         December 31, 1995
                                                         Carrying        Fair     Carrying        Fair
In Thousands                                              Amount        Value       Amount       Value

Balance Sheet Instruments
     Public debt                                        $ 213,085    $ 215,757    $ 213,085   $ 228,103
     Non-public variable rate long-term
         debt                                             195,490      195,490      192,590     192,590
     Non-public fixed rate long-term debt                  13,919       14,899       14,341      16,189

Off-Balance-Sheet Instruments
     Interest rate swaps                                                (4,843)                  (4,725)

The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:



                                                                      First Quarter
In Thousands                                                         1996       1995
Accounts receivable, trade, net                                   $ 2,251    $(1,167)
Due from Piedmont Coca-Cola Bottling Partnership                     (572)     1,195
Accounts receivable, other                                          2,758         68
Inventories                                                        (2,946)       (13)
Prepaid expenses and other current assets                              (9)      (185)
Portion of long-term debt payable within one year                                (53)
Accounts payable and accrued liabilities                           (6,140)     1,698
Accrued compensation                                               (2,388)    (2,128)
Accrued interest payable                                           (1,156)    (5,277)
Increase in current assets less current liabilities               $(8,202)   $(5,862)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction:

The following discussion presents management's analysis of the results of operations for the first three months of 1996 compared to the first three months of 1995 and changes in financial condition from April 2, 1995 and December 31, 1995 to March 31, 1996.

The Company reported net income of $.9 million or $.10 per share for the first quarter of 1996 compared with net income of $2.0 million or $.21 per share for the same period in 1995.

While overall sales volume increased during the quarter, inclement weather conditions in certain areas of the Company's franchise territory had a significant impact on the Company's higher margin vending and convenience store channels resulting in lower sales in these channels than during the comparable period in the prior year. The expansion of the Company's cold drink channel in the past few years has resulted in significant capital investment for equipment. The lease expense related to cold drink asset additions is recognized on a straight-line basis throughout the year while the revenue generated by these assets tends to be more seasonal, with the majority of the revenue coming in the months from April to September.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Results of Operations:

Net sales for the first quarter of 1996 increased less than 1% from the first quarter of 1995. Net franchise sales increased 5.3% over the same period in 1995 due primarily to a 4.6% increase in case volume. Contract sales dropped by $6.6 million from the first quarter of 1995. Approximately half of the reduction in contract sales reflects lower sales to third parties on which the Company generates a modest profit margin. The other half of the reduction in contract sales reflects lower sales to Piedmont Coca-Cola Bottling Partnership which is purchasing more of its product from a regional Coca-Cola manufacturing cooperative. The increase in franchise sales volume was primarily in food stores. Sprite continued to enjoy significant growth with increased volume of 25% over the first quarter of 1995. The new proprietary Sprite 20 ounce PET bottle is being introduced throughout the Company's franchise territory. Selling prices were at levels comparable to the first quarter 1995, a period during which selling prices were up approximately 6.5% over comparable 1994 levels.

Gross margin on net franchise sales increased by 3.1% from 1995 due primarily to the increase in food store sales. The increase in gross margin was less than the increase in net franchise sales due to a higher percentage of food store sales that have lower margins than other market channels.

For the first quarter of 1996, selling expenses increased 11.7% over the 1995 period. Selling expenses related to franchise sales increased more than 7% due primarily to higher employment costs and increased expenses related to sales development programs. The increase in sales development funds was related primarily to growth in food store volume. The higher employment costs are attributable to an increase in volume and the Company's efforts to improve employee retention in certain key market areas of its franchise territory. General and administrative expenses decreased by 5.9% due to certain employee benefit accruals.

Depreciation expense increased 9.7% between the first quarter of 1995 and the first quarter of 1996. This increase is due to the level of capital expenditures during 1995. The Company made significant capital expenditures in 1995 for manufacturing equipment necessary for the introduction of new packages.

Interest expense decreased 8.8% from the first quarter of 1995 to the first quarter of 1996 due to reduced long-term debt balances and lower interest rates as a result of the early retirement of some of the Company's Medium-Term Notes in the fourth quarter of 1995. Outstanding long-term debt decreased approximately $14 million from April 2, 1995 to March 31, 1996. The Company's overall weighted average interest rate decreased from an average of 7.3% during the first quarter of 1995 to an average of 7.0% during the first quarter of 1996.

Changes in Financial Condition:

Working capital increased $8.2 million from December 31, 1995 to March 31, 1996 and increased $6.1 million from April 2, 1995 to March 31, 1996. The increase from December 31, 1995 resulted principally from an increase in inventories due to the seasonal nature of the business as well as a reduction in certain accrued liabilities. The increase from April 2, 1995 was due principally to an increase in amounts due from Piedmont Coca-Cola Bottling Partnership. The Company had sold trade accounts receivable of $35 million as of March 31, 1996, December 31, 1995 and April 2, 1995 under its arrangement to sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $40 million.

Capital expenditures in the first quarter of 1996 were $6.1 million as compared to $7.6 million in the first quarter of 1995. Expenditures for 1996 capital additions are expected to be lower than expenditures for 1995 due to reduced capital requirements for manufacturing equipment.

Long-term debt decreased $14 million from April 2, 1995 to March 31, 1996 and increased $2.5 million from December 31, 1995 to March 31, 1996. Long-term debt has decreased from April 2, 1995 due to repayments of debt from operations. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to a $400 million shelf registration filed in 1994 with the Securities and Exchange Commission. The net proceeds from this issuance were used to repurchase $87 million of the Company's Medium-Term Notes due between 1997 and 2002 and to repay other outstanding borrowings. As of March 31, 1996, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of March 31, 1996, the Company had no amounts outstanding under the revolving credit facility or the commercial paper program and had approximately $25.5 million outstanding under the informal lines of credit.

As of March 31, 1996 the debt portfolio had a weighted average interest rate of approximately 7.0% and approximately 49% of the total portfolio of $422.5 million was subject to changes in short-term interest rates.

Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional franchise territories on an ongoing basis.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

On March 4, 1993, a Complaint was filed against the Company, the predecessor bottling company for the Laurel, Mississippi territory and other unnamed parties in the matter of Mrs. Elsie Langley, Administratrix of the Estate of Walter Langley v. Coca-Cola Bottling Co. Consolidated, et al., Cause No. 93-3-30 in the Circuit Court of the Second Judicial District for Jones County, Mississippi. This suit by the testatrix spouse of a deceased former employee of the predecessor bottler alleged misrepresentation and fraud in connection with the severance package offered to employees terminated by the predecessor bottler in connection with the acquisition of the Laurel franchise subsidiary of the Company. Plaintiff claimed that the former employee was led to believe that the severance package was to include continuation of health insurance by the Company. The plaintiff's original Complaint sought damages in an amount up to $18 million in compensatory and punitive damages. Plaintiff later requested that the Court permit her to amend her Complaint to strike certain allegations, leaving claims for up to $11 million in compensatory and punitive damages. On December 7, 1994, the Company filed a Motion to Dismiss this case, based on ERISA preemption. A second hearing on the Motion was held on March 18, 1996, at which time the Court dismissed all of Plaintiff's claims against the Company, with prejudice.





Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number   Description
         27       Financial data schedule for period ended March 31, 1996.


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


                                          COCA-COLA BOTTLING CO. CONSOLIDATED
                                                    (REGISTRANT)

Date: May 13, 1996                        By: /s/ David V. Singer
                                                  David V. Singer
                                   Principal Financial Officer of the Registrant
                                                       and
                                       Vice President-Chief Financial Officer