Form 10-K/A
period 1995-01-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1996-06-21
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             FORM 10-K/A


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995
                     Commission file number  0-9286

                   COCA-COLA BOTTLING CO. CONSOLIDATED
         (Exact name of Registrant as specified in its charter)

         Delaware                                                           56-0950585
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification Number)


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

State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                        Market Value as of March 14, 1996
Common Stock, $1 par value                         $241,681.000
Class B Common Stock, $1 par value                     *

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

                  Documents Incorporated by Reference
Proxy Statement to be filed pursuant to Section 14
of the Exchange Act with respect to the 1996 Annual
Meeting of Shareholders . . . . . . . . . . . . . . . Part III, Items 10-13

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, which was filed with the Commission on March 27, 1996, as set forth in the pages attached hereto:

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


Dated: June 21, 1996