Form 10-Q
period 1996-06-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1996-08-02
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 1996



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at July 30, 1996
                  -----                     ----------------------------
Common Stock, $1 Par Value                          7,958,059
Class B Common Stock, $1 Par Value                  1,336,362

                         PART I - FINANCIAL INFORMATION


Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                                        June 30,         Dec. 31,           July 2,
                                                                           1996            1995              1995

ASSETS

Current Assets:
Cash                                                                   $  3,593           $  2,434           $  2,488
Accounts receivable, trade, less allowance for
 doubtful accounts of $432, $406 and $400                                17,988             12,098             16,176
Accounts receivable from The Coca-Cola Company                            2,673              6,725              4,880
Due from Piedmont Coca-Cola Bottling Partnership                          3,466              4,584              5,248
Accounts receivable, other                                                5,531              9,492              3,974
Inventories                                                              36,795             27,989             35,898
Prepaid expenses and other current assets                                 8,249              6,935              5,142
                                                                       --------           --------           --------
  Total current assets                                                   78,295             70,257             73,806
                                                                       --------           --------           --------

Property, plant and equipment, less accumulated
 depreciation of $153,947, $153,602 and $147,798                        190,728            191,800            188,933
Investment in Piedmont Coca-Cola Bottling Partnership                    64,757             65,624             67,008
Other assets                                                             33,688             33,268             24,227
Identifiable intangible assets, less accumulated
 amortization of $90,469, $85,535 and $80,601                           243,049            247,983            252,917
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $25,124, $23,980 and $22,834                            66,495             67,639             68,785
                                                                       --------           --------           --------


Total                                                                  $677,012           $676,571           $675,676
                                                                       ========           ========           ========





See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                            June 30,           Dec. 31,        July 2,
                                                              1996              1995             1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year          $      100       $      120        $      206
Accounts payable and accrued liabilities                       55,456           65,510            51,729
Accounts payable to The Coca-Cola Company                       3,174            3,636             5,117
Accrued compensation                                            3,768            5,049             3,804
Accrued interest payable                                        7,251            6,259            12,550
                                                           ----------       ----------         ---------
  Total current liabilities                                    69,749           80,574            73,406
Deferred income taxes                                         104,189           97,252            96,135
Other liabilities                                              43,048           39,877            37,121
Long-term debt                                                415,219          419,896           429,670
                                                             --------         --------          --------
  Total liabilities                                           632,205          637,599           636,332
                                                             --------         --------          --------

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,090,859 shares                                     10,090           10,090            10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,964,476 shares                                       1,965            1,965             1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                               116,086          120,733           125,380
Accumulated deficit                                          (65,550)         (76,032)          (76,541)
Minimum pension liability adjustment                            (138)            (138)           (3,904)
                                                          ----------      -----------        ----------
                                                              62,453           56,618            56,990
Less-Treasury stock, at cost:
 Common-2,132,800 shares                                      17,237           17,237            17,237
 Class B Common-628,114 shares                                   409              409               409
                                                          ----------     ------------       -----------
  Total shareholders' equity                                  44,807           38,972            39,344
                                                          ----------      ----------          ---------

Total                                                       $677,012         $676,571          $675,676
                                                            ========        =========          ========


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands







                                                  Capital                 Minimum
                                       Class B      in                    Pension
                             Common     Common   Excess of  Accumulated  Liability   Treasury
                             Stock      Stock    Par Value    Deficit    Adjustment   Stock


Balance on
 January 1, 1995           $ 10,090    $  1,965   $130,028   $(86,552)   $ (3,904)   $ 17,646
Net income                                                     10,011
Cash dividends
 paid:
 Common                                             (4,648)

Balance on
 July 2, 1995              $ 10,090    $  1,965   $125,380   $(76,541)   $ (3,904)   $ 17,646
                           ========    ========   ========   ========    ========    ========



Balance on
 December 31, 1995         $ 10,090    $  1,965   $120,733   $(76,032)   $   (138)   $ 17,646
Net income                                                     10,482
Cash dividends
 paid:
 Common                                             (4,647)
Balance on
 June 30, 1996             $ 10,090    $  1,965   $116,086   $(65,550)   $   (138)   $ 17,646
                           ========    ========   ========   ========    ========    ========






See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)



                                                                    Second Quarter                      First Half
                                                                1996             1995            1996              1995
                                                            -----------       -----------      ---------        ---------

Net sales (includes sales to Piedmont of
 $17,614, $19,627, $29,689 and $36,309)                       $213,579         $207,876         $385,575         $378,853
Cost of products sold, excluding depreciation
 shown below (includes $14,414, $16,662,
 $24,998 and $31,884 related to sales to
 Piedmont)                                                     119,626          120,742          217,894          219,645
                                                              --------         --------         --------         --------
Gross margin                                                    93,953           87,134          167,681          159,208
                                                              --------         --------         --------         --------
Selling expenses                                                44,748           41,639           85,474           78,087
General and administrative expenses                             14,135           13,478           26,843           26,971
Depreciation expense                                             7,055            6,584           14,062           12,970
Amortization of goodwill and intangibles                         3,058            3,058            6,115            6,115
                                                              --------         --------         --------         --------
Income from operations                                          24,957           22,375           35,187           35,065

Interest expense                                                 7,466            8,456           15,159           16,893
Other (income) expense, net                                      1,628              593            2,610            1,557
                                                              --------         --------         --------         --------
Income before income taxes                                      15,863           13,326           17,418           16,615
Federal and state income taxes                                   6,318            5,272            6,936            6,604
                                                              --------         --------         --------         --------
Net income                                                    $  9,545         $  8,054         $ 10,482         $ 10,011
                                                              ========         ========         ========         ========

Net income per share                                          $   1.03         $    .87         $   1.13         $   1.08

Cash dividends per share:
 Common Stock                                                 $    .25         $    .25         $    .50         $    .50
 Class B Common Stock                                              .25              .25              .50              .50
Weighted average number of Common and
 Class B Common shares outstanding                               9,294            9,294            9,294            9,294






See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands



                                                                                            First Half
                                                                                     1996                 1995
                                                                                  ---------             -------

Cash Flows from Operating Activities
Net income                                                                        $ 10,482              $ 10,011
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                              14,062                12,970
  Amortization of goodwill and intangibles                                           6,115                 6,115
  Deferred income taxes                                                              6,936                 6,604
  Losses on sale of property, plant and equipment                                    1,191                   305
  Amortization of debt costs                                                           262                   229
  Undistributed loss of Piedmont Coca-Cola Bottling Partnership                        867                   721
  Increase in current assets less current liabilities                              (17,704)              (14,070)
  Increase in other noncurrent assets                                                 (682)                 (928)
  Increase in other noncurrent liabilities                                           3,467                 1,172
  Other                                                                                  1                    85
                                                                                  --------              --------
Total adjustments                                                                   14,515                13,203
                                                                                  --------              --------
Net cash provided by operating activities                                           24,997                23,214
                                                                                  --------              --------

Cash Flows from Financing Activities
Payments on long-term debt                                                          (4,677)               (3,301)
Cash dividends paid                                                                 (4,647)               (4,648)
Other                                                                                 (333)                2,071
                                                                                  --------              --------
Net cash used in financing activities                                               (9,657)               (5,878)
                                                                                  --------              --------

Cash Flows from Investing Activities
Additions to property, plant and equipment                                         (14,652)              (17,576)
Proceeds from the sale of property, plant and equipment                                471                   916
                                                                                  --------              --------
Net cash used in investing activities                                              (14,181)              (16,660)
                                                                                  --------              --------
Net increase in cash                                                                 1,159                   676
Cash at beginning of period                                                          2,434                 1,812
                                                                                  --------              --------

Cash at end of period                                                             $  3,593              $  2,488
                                                                                  ========              ========





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

                              Second Quarter                 First Half
In Thousands                1996           1995        1996            1995

Net sales                  $62,254        $58,772   $110,179         $104,460
Gross margin                25,841         23,787     46,250           42,710
Income from operations       2,999          2,531      3,727            3,535
Net income (loss)              115            156     (1,734)          (1,442)





3. Inventories

Inventories are summarized as follows:

                           June 30,          Dec. 31,           July 2,
In Thousands                  1996             1995              1995

Finished products          $23,312          $17,809           $22,259
Manufacturing materials     10,596            8,809            12,109
Other                        2,887            1,371             1,530
                          ---------        ---------         ---------

Total inventories          $36,795          $27,989           $35,898
                           =======          =======           =======

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Long-Term Debt

Long-term debt is summarized as follows:

                                                              Fixed(F) or
                                                 Interest       Variable (V)  Interest       June 30,      Dec. 31,        July 2,
In Thousands                        Maturity      Rate           Rate           Paid          1996          1995            1995
- ---------------------------------------------------------------------------------------------------------------------------------

Lines of Credit                       2000         5.72%              V        Varies       $  19,370     $  22,590    $   90,235

Term Loan Agreement                   2002-        6.01%              V        Varies         170,000       170,000       120,000
                                      2003

Medium-Term Notes                     1998         6.01%              V        Quarterly       10,000        10,000        10,000

Medium-Term Notes                     1998         10.05%             F        Semi-            2,000         2,000         2,000
                                                                              annually

Medium-Term Notes                     1999         7.99%              F        Semi-           28,585        28,585        66,500
                                                                              annually

Medium-Term Notes                     2000        10.00%              F        Semi-           25,500        25,500        55,000
                                                                              annually

Medium-Term Notes                     2002         8.56%              F        Semi-           47,000        47,000        66,500
                                                                              annually

Debentures                            2007         6.85%              F        Semi-          100,000       100,000             -
                                                                              annually
Notes acquired in
 Sunbelt acquisition                  2001         8.00%              F        Quarterly          188           217         5,321

Capital leases and                    2000 -       6.85% -            F        Varies          12,676        14,124        14,320
 other notes payable                  2001        10.00%

                                                                                              415,319       420,016       429,876
Less: Portion of long-
 term debt payable
 within one year                                                                                  100           120           206
- ---------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                               $415,219      $419,896      $429,670
- ---------------------------------------------------------------------------------------------------------------------------------



    Coca-Cola Bottling Co. Consolidated
    Notes to Consolidated Financial Statements (Unaudited)



    4. Long-Term Debt (cont.)

    As of June 30, 1996, the Company was in compliance with all of the covenants of its various borrowing agreements.

    It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

    A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. There were no balances outstanding under this program on June 30, 1996, December 31, 1995 or July 2, 1995.

    In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $40 million. The Company had sold trade receivables of $35 million as of June 30, 1996, December 31, 1995 and July 2, 1995. This arrangement has been amended to extend it to June 1998 on terms substantially similar to those previously in place.

    On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. The net proceeds from this issuance were used principally for refinancing a portion of existing public indebtedness with the remainder used to repay other bank debt.

    On November 20, 1995, the Company entered into a $170 million loan agreement with $85 million maturing in November 2002 and $85 million maturing in November 2003. This loan was used to repay two $60 million loans previously entered into by the Company and other bank debt.

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $32.5 million, $35.2 million and $34 million as of June 30, 1996, December 31, 1995 and July 2, 1995, respectively.

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

    The Company has two interest rate swaps that resulted in weighted average interest rates for the debt portfolio of approximately 7.0%, 7.2% and 7.7% as of June 30, 1996, December 31, 1995 and July 2, 1995, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7.4% during the first half of 1995 to an average of 7.0% during the first half of 1996. After taking into account the effect of all of the interest rate swap activities, approximately 48%, 48% and 40% of the total debt portfolio was subject to changes in short-term interest rates as of June 30, 1996, December 31, 1995 and July 2, 1995, respectively.

    A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first half of 1996 by approximately $1 million and net income for the first six months ended June 30, 1996 would have been reduced by approximately $.6 million.

    Derivative financial instruments were as follows:



                                  June 30, 1996     December 31, 1995     July 2,1995
                             ---------------------------------------------------------------
                                       Remaining             Remaining           Remaining
In Thousands                   Amount     Term     Amount      Term     Amount     Term
- --------------------------------------------------------------------------------------------

Interest rate swaps-floating $  60,000  7 years  $  60,000    8 years  $168,000   5-8 years

Interest rate swaps-fixed    $  60,000  7 years     60,000    8 years   215,000  .5-8 years


Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



    5. Derivative Financial Instruments (cont.)


    The table below summarizes interest rate swap activity for the six month periods ended June 30, 1996 and July 2, 1995.

                                            First Half        First Half
    In Thousands                               1996              1995
    Total swaps, beginning of period          $120,000         $436,600
    New swaps                                        0           25,000
    Terminated swaps                                 0          (78,000)
    Expired swaps                                    0                0
                                          -------------    -------------
    Total swaps, end of period                $120,000         $383,600
                                          =============    =============

    The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                           June 30, 1996      December 31, 1995
                                         ------------------- -------------------
                                          Carrying    Fair    Carrying   Fair
 In Thousands                             Amount      Value    Amount    Value

 Balance Sheet Instruments
      Public debt                         $213,085 $214,697  $213,085  $228,103
      Non-public variable rate long-term
          debt                             189,370  189,370   192,590   192,590
      Non-public fixed rate long-term debt  12,864   14,386    14,341    16,189

 Off-Balance-Sheet Instruments
      Interest rate swaps                            (4,327)             (4,725)

    The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:


                                                               First Half
In Thousands                                                1996       1995
- -----------------------------------------------------------------------------
Accounts receivable, trade, net                       $   (5,890)  $   (8,420)
Due from Piedmont Coca-Cola Bottling Partnership           1,118       (3,865)
Accounts receivable, other                                 8,013        2,892
Inventories                                               (8,806)      (4,027)
Prepaid expenses and other current assets                 (1,314)         (88)
Portion of long-term debt payable within one year            (20)         (94)
Accounts payable and accrued liabilities                 (10,516)      (1,301)
Accrued compensation                                      (1,281)        (442)
Accrued interest payable                                     992        1,275
                                                      ----------    ---------
Increase in current assets less current liabilities    $ (17,704)   $ (14,070)
                                                       ==========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction:

The following discussion presents management's analysis of the results of operations for the second quarter and first six months of 1996 compared to the second quarter and first six months of 1995 and changes in financial condition from July 2, 1995 and December 31, 1995 to June 30, 1996.

Net income for the second quarter of 1996 increased more than 18% from the second quarter of 1995. The Company reported net income of $9.5 million or $1.03 per share for the second quarter of 1996 compared with net income of $8.1 million or $.87 per share for the same period in 1995. For the first half of 1996, net income was $10.5 million or $1.13 per share compared to net income of $10.0 million or $1.08 per share for the first half of 1995.

Increased profits in the second quarter and for the first six months of 1996 were driven by increases in both franchise volume and net selling price as well as favorable trends in costs of certain packaging materials. Cost of sales on a per unit basis declined due to decreases in the costs of aluminum cans and sweetener. The Company expects the favorable trend in the cost of cans and sweetener to continue into the second half of 1996 as well as an expected reduction in the cost of PET bottles. Additionally, the Company's higher margin vending and convenience store channels showed improvement in the second quarter after being adversely impacted during the first quarter of 1996 by inclement weather conditions.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Results of Operations:

Net sales for the second quarter of 1996 increased by 3% from the second quarter of 1995. Net franchise sales increased 5% over the same period in 1995 due to a 3% increase in case volume and a 2% increase in net selling price. Net sales for the first half of 1996 increased by 2% over the same period in 1995. Franchise selling prices in the second quarter and first half of 1996 increased approximately 2% and 1% respectively from 1995. Net selling prices in the first half of 1995 were up 6-7% over comparable 1994 levels.

Contract sales declined by $2.5 million and $9.2 million in the second quarter and first half of 1996, respectively. Approximately 60% of the reduction in contract sales reflects lower sales to other Coca-Cola bottlers on which the Company generates a modest profit margin. The rest of the reduction in contract sales reflects lower sales to Piedmont Coca-Cola Bottling Partnership which is purchasing more of its product from South Atlantic Canners, Inc., a Coca-Cola bottling cooperative. Sales to Piedmont are at the Company's cost.

The increase in franchise sales volume was primarily in food stores. The Company's flagship brands, Coca-Cola classic and diet Coke showed solid growth with increased volume of over 4% in the first half of 1996. Sprite continued to enjoy significant growth with increased volume of 25% over the first half of 1995. The new proprietary Sprite 20 ounce PET bottle has been introduced throughout the Company's franchise territory. Mello Yello also had strong growth in the first half of 1996 with volume up 20% over the same period in 1995. Gross margin on net franchise sales for the second quarter and first half of 1996 increased by 7.7% and 5.6% respectively, from the same periods in 1995.

For the second quarter of 1996, selling expenses increased 7.5% over the same quarter in 1995. Selling expenses for the first six months of 1996 increased by 9.5% over the first half of 1995. The increased selling expenses are due primarily to higher employment costs, increased expenses related to sales development programs and special marketing costs related to the 1996 Olympic Games, due to certain Olympic activities being held in the Company's franchise territory. The increase in sales development funds is related primarily to growth in food store volume. The higher employment costs are attributable to the Company's efforts to improve employee retention in certain key market areas of its franchise territory.

General and administrative expenses in the second quarter increased by 5% from the second quarter of 1995. General and administrative expenses for the first six months of 1996 increased by 1% over 1995 first half levels. The increase in the second quarter of 1996 is more indicative of the overall level of increases in general and administrative costs for the year due to certain employee benefit accrual adjustments in the first quarter of 1996 that favorably impacted general and administrative expenses.

Depreciation expense increased 7% between the second quarter of 1996 and the second quarter of 1995. Depreciation expense for the first six months of 1996 increased 8.4% over the same period in 1995. The increase in depreciation expense is due to the level of capital expenditures during 1995. The Company made significant capital expenditures in 1995 for manufacturing equipment necessary for the introduction of new packages.

Interest expense decreased 10.3% in the first half of 1996 from the first half of 1995. This reduction in interest expense is due to reduced long-term debt balances and lower interest rates as a result of the early retirement of some of the Company's Medium-Term Notes in the fourth quarter of 1995. Outstanding long-term debt decreased approximately $14 million from July 2, 1995 to June 30, 1996. The Company's overall weighted average interest rate decreased from an average of 7.4% during the first half of 1995 to an average of 7.0 % during the first half of 1996.

Other expense for the first half of 1996 increased by $1 million over the same period in 1995. This increase is attributable primarily to losses on the sale of certain production equipment and the sale of a distribution center.

Changes in Financial Condition:

Working capital increased $18.8 million from December 31, 1995 and $8.1 million from July 2, 1995 to June 30, 1996. The increase from December 31, 1995 is attributable to a seasonal increase in accounts receivable and inventory and a reduction in certain accrued liabilities. The increase from July 2, 1995 was due principally to an increase in prepaid expenses, other current assets and a reduction in accrued interest payable. The Company had sold trade accounts receivable of $35 million as of June 30, 1996, December 31, 1995 and July 2, 1995 under its arrangement to sell up to $40 million of its trade accounts receivable.

Capital expenditures in the first half of 1996 were $14.7 million as compared to $17.6 million in the first half of 1995. Expenditures for 1996 capital additions are expected to be lower than expenditures for 1995 due to reduced capital requirements for production equipment.

Long-term debt decreased $14 million from July 2, 1995 and decreased $4.6 million from December 31, 1995. Long-term debt has decreased from July 2, 1995 due to repayments of debt from operating cash flow. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to a $400 million shelf registration filed in 1994 with the Securities and Exchange Commission. The net proceeds for this issuance were used to repurchase $87 million of the Company's Medium-term Notes due between 1997 and 2002 and to repay other outstanding borrowings. As of June 30, 1996, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of June 30, 1996, the Company had no amounts outstanding under the revolving credit facility or the commercial paper program and had approximately $19.4 million outstanding under the informal lines of credit.

As of June 30, 1996 the debt portfolio had a weighted average interest rate of approximately 7.0% and approximately 48% of the total portfolio of $415 million was subject to changes in short-term interest rates.

Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional franchise territories on an ongoing basis.

                            PART II - OTHER INFORMATION




Item 4 - Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of the Company's shareholders was held on May 15,
         1996.

(b) The meeting was held to consider and vote upon (i) fixing the number of the Company's directors at ten and (ii) electing four directors, each for a term of three years or until his successor shall be elected and shall qualify. The votes cast on the question of fixing the number of directors at ten are summarized as follows:

           For               Against          Abstain           Total Votes
          32,977,377          2,115            3,898            32,983,390

The votes cast with respect to each director are summarized as follows:

         Director Name              For      Withheld   Total Votes
         -------------              ---      --------   -----------
         John M. Belk           32,979,802    3,588     32,983,390
         Reid M. Henson         32,979,100    4,291     32,983,391
         David L. Kennedy, Jr.  32,980,107    3,283     32,983,390






Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number   Description
         27       Financial data schedule for period ended June 30,
                  1996.

(b)      Reports on Form 8-K

              1. Current Report on Form 8-K, dated as of May 15, 1996, relating to the Company's authorization to repurchase up to one million shares of its Common Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COCA-COLA BOTTLING CO. CONSOLIDATED
                                         (REGISTRANT)


Date:  August 2, 1996          By:   /s/ David V. Singer
                                  -------------------------------
                                         David V. Singer
                            Principal Financial Officer of the Registrant
                                             and
                                Vice President-Chief Financial Officer