Form 10-Q
period 1996-09-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1996-11-12
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended               September 29, 1996


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

           Class                                 Outstanding at November 5, 1996
Common Stock, $1 Par Value                                   7,958,059
Class B Common Stock, $1 Par Value                           1,336,362

                         PART I - FINANCIAL INFORMATION


Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 In Thousands (Except Share Data)




                                                         Sept. 29,        Dec. 31,           Oct. 1,
                                                            1996            1995              1995
ASSETS

Current Assets:
Cash                                                    $    2,709       $    2,434        $    2,723
Accounts receivable, trade, less allowance for
 doubtful accounts of $413, $406 and $401                   27,800           12,098            11,180
Accounts receivable from The Coca-Cola Company               1,535            6,725             6,337
Due from Piedmont Coca-Cola Bottling Partnership                              4,584             1,457
Accounts receivable, other                                   5,372            9,492             4,577
Inventories                                                 32,780           27,989            33,447
Prepaid expenses and other current assets                    7,732            6,935             5,538
                                                        ----------       ----------         ---------
  Total current assets                                      77,928           70,257            65,259
                                                        ----------       ----------         ---------

Property, plant and equipment, less accumulated
 depreciation of $158,301, $153,602 and $152,271           189,706          191,800           189,118
Investment in Piedmont Coca-Cola Bottling Partnership       65,697           65,624            66,629
Other assets                                                34,299           33,268            24,258
Identifiable intangible assets, less accumulated
 amortization of $92,936, $85,535 and $83,068              240,582          247,983           250,450
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $25,697, $23,980 and $23,407               65,922           67,639            68,212
                                                        ----------       ----------         ---------

Total                                                     $674,134         $676,571          $663,926
                                                        ==========       ==========         =========



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)




                                                                        Sept. 29,           Dec. 31,        Oct. 1,
                                                                           1996              1995             1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year                        $     105         $    120          $    174
Accounts payable and accrued liabilities                                    52,031           65,510            52,812
Accounts payable to The Coca-Cola Company                                    3,748            3,636             3,470
Due to Piedmont Coca-Cola Bottling Partnership                               1,207
Accrued compensation                                                         4,472            5,049             3,464
Accrued interest payable                                                     6,813            6,259             4,886
                                                                          --------         --------          --------
  Total current liabilities                                                 68,376           80,574            64,806
Deferred income taxes                                                      107,492           97,252            99,269
Other liabilities                                                           43,942           39,877            38,364
Long-term debt                                                             405,353          419,896           419,827
                                                                          --------         --------          --------
  Total liabilities                                                        625,163          637,599           622,266
                                                                          --------         --------          --------

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,090,859 shares                                                   10,090           10,090            10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,964,476 shares                                                     1,965            1,965             1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                             113,762          120,733           123,057
Accumulated deficit                                                        (59,062)         (76,032)          (71,902)
Minimum pension liability adjustment                                          (138)            (138)           (3,904)
                                                                          --------        ---------          --------
                                                                            66,617           56,618            59,306
Less-Treasury stock, at cost:
 Common-2,132,800 shares                                                    17,237           17,237            17,237
 Class B Common-628,114 shares                                                 409              409               409
                                                                          --------        ---------          --------
  Total shareholders' equity                                                48,971           38,972            41,660
                                                                          --------        ---------          --------

Total                                                                     $674,134         $676,571          $663,926
                                                                          ========        =========          ========


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)


                                                                      Third Quarter                  Nine Months
                                                                  1996           1995            1996           1995

Net sales (includes sales to Piedmont of $18,134, $19,355
  $47,823 and $55,664)                                         $ 204,579      $ 203,559       $ 590,154      $ 582,412
Cost of products sold, excluding depreciation shown
  below (includes $14,114, $16,715, $39,112 and
   $48,599 related to sales to Piedmont)                         114,641        120,832         332,535        340,477
                                                               ---------      ---------       ---------       --------
Gross margin                                                      89,938         82,727         257,619        241,935
                                                               ---------      ---------       ---------       --------
Selling expenses                                                  47,277         41,831         132,751        119,918
General and administrative expenses                               13,879         13,868          40,722         40,839
Depreciation expense                                               7,137          6,786          21,199         19,756
Amortization of goodwill and intangibles                           3,060          3,058           9,175          9,173
                                                               ---------      ---------       ---------      ---------
Income from operations                                            18,585         17,184          53,772         52,249
Interest expense                                                   7,543          8,312          22,702         25,205
Other income (expense), net                                       (1,252)        (1,099)         (3,862)        (2,656)
                                                               ---------      ---------       ---------      ---------
Income before income taxes                                         9,790          7,773          27,208         24,388
Federal and state income taxes                                     3,302          3,134          10,238          9,738
                                                               ---------      ---------       ---------      ---------
Net income                                                     $   6,488      $   4,639       $  16,970      $  14,650
                                                               =========      =========       =========      =========

Net income per share                                           $     .70      $     .50       $    1.83      $    1.58

Cash dividends per share:
 Common Stock                                                  $     .25      $     .25       $     .75      $     .75
 Class B Common Stock                                                .25            .25             .75            .75
Weighted average number of Common and
 Class B Common shares outstanding                                 9,294          9,294           9,294          9,294


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands



                                                               Capital                            Minimum
                                            Class B              in                               Pension
                           Common           Common            Excess of         Accumulated      Liability          Treasury
                            Stock            Stock            Par Value           Deficit        Adjustment          Stock


Balance on
 January 1, 1995           $10,090          $ 1,965           $130,028          $ (86,552)       $ (3,904)         $ 17,646
Net income                                                                         14,650
Cash dividends
 paid:
 Common                                                         (6,971)

Balance on
 October 1, 1995           $10,090          $ 1,965           $123,057          $ (71,902)       $ (3,904)         $ 17,646
                           =======          =======           ========          =========        ========          ========


Balance on
 December 31, 1995         $10,090          $ 1,965           $120,733          $ (76,032)       $   (138)         $ 17,646
Net income                                                                         16,970
Cash dividends
 paid:
 Common                                                         (6,971)
Balance on
 September 29, 1996        $10,090          $ 1,965           $113,762          $ (59,062)       $   (138)         $ 17,646
                           =======          =======           ========          =========        ========          ========



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands


                                                                                           Nine Months
                                                                                     1996                1995

Cash Flows from Operating Activities
Net income                                                                         $ 16,970           $ 14,650
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                               21,199             19,756
  Amortization of goodwill and intangibles                                            9,175              9,173
  Deferred income taxes                                                              10,238              9,738
  Losses on sale of property, plant and equipment                                     1,737              1,037
  Amortization of debt costs                                                            396                344
  Undistributed (earnings) losses of Piedmont Coca-Cola                                 (73)             1,100
    Bottling Partnership
  Increase in current assets less current liabilities                               (19,593)           (13,886)
  Increase in other noncurrent assets                                                (1,401)            (1,076)
  Increase in other noncurrent liabilities                                            4,708              2,746
  Other                                                                                   3                132
                                                                                   --------           --------
Total adjustments                                                                    26,389             29,064
                                                                                   --------           --------

Net cash provided by operating activities                                            43,359             43,714
                                                                                   --------           --------
Cash Flows from Financing Activities
Payments on long-term debt                                                          (14,543)           (13,144)
Cash dividends paid                                                                  (6,971)            (6,971)
Other                                                                                  (726)             1,721
                                                                                   --------           --------
Net cash used in financing activities                                               (22,240)           (18,394)
                                                                                   --------           --------
Cash Flows from Investing Activities
Additions to property, plant and equipment                                          (21,402)           (26,304)
Proceeds from the sale of property, plant and equipment                                 558              1,895
                                                                                   --------           --------
Net cash used in investing activities                                               (20,844)           (24,409)
                                                                                   --------           --------
Net increase in cash                                                                    275                911
Cash at beginning of period                                                           2,434              1,812
                                                                                   --------           --------
Cash at end of period                                                             $   2,709          $   2,723
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


                                       Third Quarter                        Nine Months
In Thousands                        1996           1995                1996            1995
-------------------------------------------------------------------------------------------

Net sales                          $60,659        $59,396             $170,838       $163,856
Gross margin                        26,273         23,627               72,523         66,337
Income from operations               2,958          1,777                6,685          5,312
Net income (loss)                    1,880          (758)                  146         (2,200)




3. Inventories

Inventories are summarized as follows:



                                                   Sept. 29,         Dec. 31,           Oct. 1,
In Thousands                                          1996             1995              1995
---------------------------------------------------------------------------------------------

Finished products                                   $19,883          $17,809           $20,429
Manufacturing materials                              10,364            8,809            11,585
Plastic pallets and other                             2,533            1,371             1,433
                                                   ---------        ---------         ---------

Total inventories                                   $32,780          $27,989           $33,447
                                                    =======          =======           =======

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

4. Long-Term Debt

Long-term debt is summarized as follows:


                                                               Fixed(F) or
                                                  Interest      Variable    Interest       Sept. 29,     Dec. 31,     Oct. 1,
In Thousands                        Maturity        Rate        (V) Rate      Paid           1996          1995         1995
-----------------------------------------------------------------------------------------------------------------------------
Lines of Credit                       2000         5.37%            V        Varies       $    9,620    $  22,590    $  85,601

Term Loan Agreement                   2002-        6.39%            V        Varies          170,000      170,000      120,000
                                      2003

Medium-Term Notes                     1998         6.13%            V        Quarterly        10,000       10,000       10,000

Medium-Term Notes                     1998        10.05%            F        Semi-             2,000        2,000        2,000
                                                                              annually

Medium-Term Notes                     1999         7.99%            F        Semi-            28,585       28,585       66,500
                                                                              annually

Medium-Term Notes                     2000        10.00%            F        Semi-            25,500       25,500       55,000
                                                                              annually

Medium-Term Notes                     2002         8.56%            F        Semi-            47,000       47,000       66,500
                                                                              annually

Debentures                            2007         6.85%            F        Semi-           100,000      100,000
                                                                              annually
Notes acquired in
 Sunbelt acquisition                  2001         8.00%            F        Quarterly           177          217          217

Capital leases and                    2000 -       6.85% -          F        Varies           12,576       14,124       14,183
 other notes payable                  2001        10.00%
                                                                                            --------     --------     --------
                                                                                             405,458      420,016      420,001
Less: Portion of long-
 term debt payable
 within one year                                                                                 105          120          174
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              $405,353     $419,896     $419,827
---------------------------------------------------------------------------------------------------------------------------------

    Coca-Cola Bottling Co. Consolidated
    Notes to Consolidated Financial Statements (Unaudited)



    4. Long-Term Debt (cont.)

    As of September 29, 1996, the Company was in compliance with all of the covenants of its various borrowing agreements.

    It is the Company's intent to renew its lines of credit, commercial paper borrowings and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

    A $100 million commercial paper program was established in January 1990 with funds to be used for general corporate purposes. There were no balances outstanding under this program on September 29, 1996, December 31, 1995 or October 1, 1995.

    In June 1992, the Company entered into a three-year arrangement under which it has the right to sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $40 million. This arrangement has been amended to extend it to June 1998 on terms substantially similar to those previously in place. The Company had sold trade receivables of $20 million as of September 29, 1996 and $35 million as of December 31, 1995 and October 1, 1995.

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

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $32.5 million, $35.2 million and $34 million as of September 29, 1996, December 31, 1995 and October 1, 1995, respectively.

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

    The Company had weighted average interest rates for the debt portfolio of approximately 7.1%, 7.2% and 7.3% as of September 29, 1996, December 31, 1995 and October 1, 1995, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7.4% during the first nine months of 1995 to an average of 7.0% during the first nine months of 1996. After taking into account the effect of all of the interest rate swap activities, approximately 47%, 48% and 53% of the total debt portfolio was subject to changes in short-term interest rates as of September 29, 1996, December 31, 1995 and October 1, 1995, respectively.

    A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first nine months of 1996 by approximately $1.4 million and net income for the first nine months ended September 29, 1996 would have been reduced by approximately $.9 million.

    The Company currently has two interest rate swap agreements. There were no new derivative financial instruments, nor activity with current financial instruments, during the third quarter or first nine months of 1996.

    Derivative financial instruments were as follows:


                                           Sept. 29, 1996             December 31, 1995               Oct. 1, 1995
                                     ------------------------------------------------------------------------------------
                                                     Remaining                    Remaining                    Remaining
    In Thousands                      Amount           Term         Amount           Term          Amount         Term
    ---------------------------------------------------------------------------------------------------------------------

    Interest rate swaps-floating      $ 60,000        7 years     $ 60,000         8 years      $ 60,000       8 years

    Interest rate swaps-fixed           60,000        7 years       60,000         8 years        60,000       8 years


     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



    5. Derivative Financial Instruments (cont.)


    The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:



                                                            September 29, 1996                    December 31, 1995
                                                        -----------------------------       -----------------------------
                                                          Carrying           Fair           Carrying             Fair
    In Thousands                                          Amount             Value           Amount              Value
    ----------------------------------------------------------------------------------------------------------------------

    Balance Sheet Instruments
         Public debt                                      $213,085          $214,721         $213,085          $228,103
         Non-public variable rate long-term
             debt                                          179,620           179,620          192,590           192,590
         Non-public fixed rate long-term debt               12,753            13,448           14,341            16,189

    Off-Balance-Sheet Instruments
         Interest rate swaps                                                  (4,872)                            (4,725)


    The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:


                                                                                            Nine Months
In Thousands                                                                         1996               1995
----------------------------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                                $  (15,702)         $   (3,424)
Due from Piedmont Coca-Cola Bottling Partnership                                    4,584                 (74)
Accounts receivable, other                                                          9,310                 832
Inventories                                                                        (4,791)             (1,576)
Prepaid expenses and other current assets                                            (797)               (484)
Portion of long-term debt payable within one year                                     (15)               (126)
Accounts payable and accrued liabilities                                          (13,366)             (1,863)
Due to Piedmont Coca-Cola Bottling Partnership                                      1,207
Accrued compensation                                                                 (577)               (782)
Accrued interest payable                                                              554              (6,389)
                                                                                ----------         -----------
Increase in current assets less current liabilities                              $(19,593)          $ (13,886)
                                                                                 =========          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction:

The following discussion presents management's analysis of the results of operations for the third quarter and first nine months of 1996 compared to the third quarter and first nine months of 1995 and changes in financial condition from October 1, 1995 and December 31, 1995 to September 29, 1996.

The Company reported net income of $6.5 million or $.70 per share for the third quarter of 1996 compared with net income of $4.6 million or $.50 per share for the same period in 1995. For the first nine months of 1996, net income was $17.0 million or $1.83 per share compared to net income of $14.7 million or $1.58 per share for the first nine months of 1995.

Increased profits in the third quarter and for the first nine months of 1996 were driven by favorable trends in costs of certain raw materials and packaging materials, lower interest costs and a reduced effective income tax rate. Cost of sales on a per unit basis declined due to decreases in the costs of aluminum cans, PET bottles and sweetener.

Strong cash flow from operations has allowed the Company to reduce its long-term debt by over $14 million and reduce its sale of trade accounts receivable by $15 million from levels at December 31, 1995 and October 1, 1995. The reductions in long-term debt and in the sale of trade accounts receivable have favorably impacted third quarter results through the reduction of interest expense. Interest expense for the first nine months of 1996 was 10% lower than in the first nine months of 1995.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Results of Operations:

Net franchise sales for the first nine months of 1996 increased by approximately 4% from the same period in 1995. This increase is on top of a 9% increase in the same period in the prior year resulting in an average two year growth rate of over 6.5%. The increase in net franchise sales in 1996 reflects a 3% increase in volume and a 1% increase in net selling price.

Gross margin on net sales for the third quarter and first nine months of 1996 increased 8.7% and 6.5%, respectively, over the comparable periods in 1995. The increase in gross margin is attributable to increased volume, small increases in selling prices and reductions in the cost of certain raw materials and packaging materials, primarily aluminum cans, PET bottles and sweetener.

Contract sales declined by $3.4 million and $12.5 million from the third quarter and first nine months of 1995, respectively. Approximately 25% of the reduction in contract sales reflects lower sales to other Coca-Cola bottlers on which the Company generates a modest profit margin. The rest of the reduction in contract sales reflects lower sales to Piedmont Coca-Cola Bottling Partnership which is purchasing more of its product from South Atlantic Canners, Inc., an independent bottling cooperative. Sales to Piedmont are at the Company's cost.

The Company's flagship brands, Coca-Cola Classic and diet Coke, continue to enjoy strong growth with increased volume of over 3% in the first nine months of 1996. Sprite has experienced significant growth with increased volume of 21% over the first nine months of 1995. The new proprietary Sprite 20 ounce PET bottle, introduced throughout the Company's franchise territory, and an ongoing Under-the-Crown promotion has contributed to this increase. Mello Yello also had strong growth in the first nine months of 1996 with volume up 12% over the same period in 1995.

For the third quarter of 1996, selling expenses increased 13% over the same quarter in 1995. Selling expenses for the first nine months of 1996 increased by 11% over the first nine months of 1995. The increased selling expenses are due primarily to higher employment costs, increased expenses related to sales development programs and special marketing costs related to the 1996 Olympic Games. The increase in sales development program expense is related primarily to growth in food store volume. The higher employment costs are attributable to increased volume and the Company's efforts to improve employee retention in certain key market areas of its franchise territory.

General and administrative expenses in the third quarter and for the first nine months of 1996 were consistent with the same periods in 1995. Depreciation expense increased 5% between the third quarter of 1996 and the third quarter of 1995. Depreciation expense for the first nine months of 1996 increased 7.3% over the same period in 1995. The increase in depreciation expense is due to significant capital expenditures during 1995 for manufacturing equipment necessary for the introduction of new packages.

Interest expense decreased 10% in the first nine months of 1996 from the first nine months of 1995. This reduction in interest expense is due to reduced long-term debt balances resulting from operating cash flow and lower interest rates as a result of the early retirement of some of the Company's Medium-Term Notes in the fourth quarter of 1995. Outstanding long-term debt decreased approximately $14 million from October 1, 1995 to September 29, 1996. The Company's overall weighted average interest rate decreased from an average of 7.4% during the first nine months of 1995 to an average of 7.0% during the first nine months of 1996.

Other expense for the first nine months of 1996 increased by $1.2 million over the same period in 1995. This increase is primarily attributable to losses on the sale of certain production equipment.

The effective income tax rates for the third quarter and first nine months of 1996 were 34% and 38%, respectively, compared to 40% in the corresponding periods in 1995. The decrease is due to the reduced impact of non-deductible items and income tax planning strategies utilized by the Company.

Changes in Financial Condition:

Working capital increased $19.9 million from December 31, 1995 and $9.1 million from October 1, 1995 to September 29, 1996. The Company used cash flow from operations to reduce the sale of trade accounts receivable by $15 million during the third quarter. The increase in working capital from December 31, 1995 is attributable to the reduction in the amount of trade accounts receivable sold and reductions of certain accrued liabilities. The increase from October 1, 1995 was due principally to the increase in trade accounts receivable discussed above, offset partially by a reduction in amounts receivable from The Coca-Cola Company. The Company had sold trade accounts receivable of $20 million as of September 29, 1996 and $35 million as of December 31, 1995 and October 1, 1995 under its arrangement to sell up to $40 million of its trade accounts receivable.

Capital expenditures in the first nine months of 1996 were $21.4 million as compared to $26.3 million in the first nine months of 1995. Expenditures for 1996 capital additions are expected to be lower than expenditures for 1995 due to reduced capital requirements for production equipment.

Long-term debt decreased $14 million from October 1, 1995 and December 31, 1995. Long-term debt has decreased due to repayments of debt from operating cash flow. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to a $400 million shelf registration filed in 1994 with the Securities and Exchange Commission. The net proceeds from this issuance were used to repurchase $87 million of the Company's Medium Term Notes due between 1997 and 2002 and to repay other outstanding borrowings. As of September 29, 1996, the Company was in compliance with all of the covenants of its various borrowing agreements.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of September 29, 1996, the Company had no amounts outstanding under the revolving credit facility or the commercial paper program and had approximately $9.6 million outstanding under the informal lines of credit.

As of September 29, 1996 the debt portfolio had a weighted average interest rate of approximately 7.1% and approximately 47% of the total portfolio of $405 million was subject to changes in short-term interest rates.

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

                                            PART II - OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number   Description
         27       Financial data schedule for period ended September 29, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COCA-COLA BOTTLING CO. CONSOLIDATED
                                                 (REGISTRANT)


Date: November 12, 1996         By:         /s/ David V. Singer
                                   ---------------------------------------------
                                                David V. Singer
                                   Principal Financial Officer of the Registrant
                                                     and
                                    Vice President - Chief Financial Officer