Form 10-K
period 1996-12-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1997-03-25
CIK 317540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 29, 1996

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

  State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                       MARKET VALUE AS OF MARCH 10, 1997
Common Stock, $l par value                        $267,413,000
Class B Common Stock, $l par value                     *

  * No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share for share basis at the option of the holder.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               CLASS                   OUTSTANDING AS OF MARCH 10, 1997
Common Stock, $1 Par Value                         7,044,985
Class B Common Stock, $1 Par Value                 1,319,862

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect
  to the 1997 Annual Meeting of Shareholders..........................................................   Part III, Items 10-13

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

     The Company has grown significantly since 1984. In 1984, net sales were approximately $130 million. In 1996, net sales were approximately $774 million. The Company's franchise territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 have significantly expanded the Company's franchise territory. The most significant transactions were as follows:

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

     (Bullet) June 1, 1994 -- The Company executed a management agreement with
              South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. SAC significantly expanded its operations by adding two PET bottling lines. These bottling lines supply a portion of the Company's and Piedmont's volume requirements for PET finished products.

     These transactions, along with several smaller acquisitions of additional franchise territory, have resulted in the Company becoming the second largest Coca-Cola bottler in the United States.

     On November 14, 1996 the Company announced a Dutch auction self tender to repurchase up to one million of its outstanding shares of Common Stock. On December 13, 1996 the Company repurchased 508,690 shares of its Common Stock under the terms of this offer at $46.00 per share for a total purchase price of $23.4 million. On January 7, 1997 an additional 145,260 shares of Common Stock were repurchased for $6.9 million from a shareholder in a private transaction.

     The Coca-Cola Company currently owns an economic interest of approximately 30% and a voting interest of approximately 23% in the Company. The Coca-Cola Company's economic interest was achieved through a series of transactions as follows:

     (Bullet) June 1987 -- The Company sold 1,355,033 shares of newly issued
              Common Stock and 269,158 shares of Class B Common Stock to The Coca-Cola Company.

     (Bullet) January 27, 1989 -- The Company issued 1.1 million shares of
              Common Stock to The Coca-Cola Company in exchange for all of the outstanding stock of The Coca-Cola Bottling Company of West Virginia, Inc.

     (Bullet) June 25, 1993 -- The Company sold 33,464 shares of Common Stock to
              The Coca-Cola Company pursuant to an agreement to maintain its voting and equity interest at a prescribed level.

     (Bullet) February 20, 1997 -- Subsequent to fiscal year end, the Company purchased 275,490 shares of its Common Stock for $13.1 million from The Coca-Cola Company pursuant to an agreement to maintain The Coca-Cola Company's voting and equity interest at a prescribed level.

     The Company considers acquisition opportunities for additional territories on an ongoing basis. To achieve its goals, further purchases and sales of franchise rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur.

  GENERAL

     In its soft drink operations, the Company holds franchises under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Cherry Coke, TAB, Sprite, diet Sprite, Mello Yello, diet Mello Yello, Mr. PiBB, Barq's Root Beer, diet Barq's Root Beer, Fresca, Minute Maid orange and diet Minute Maid orange sodas. The Company also distributes and markets POWERaDE, ready-to-drink Nestea, Fruitopia and Minute Maid Juices To Go in certain of its markets. The Company produces and markets Dr Pepper in most of its regions. Various other products, including Welch's flavors, Seagrams' products and Sundrop are produced and marketed in one or more of the Company's regions under franchise agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola franchise bottlers.

     The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the trademark Coca-Cola have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 90% of the Company's soft drink sales during fiscal 1996.

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

     BOTTLE CONTRACTS. The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the "Bottle Contracts") which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, Cherry Coke, diet Coke, caffeine free diet Coke and diet Cherry Coke (together, the "Coca-Cola Trademark Beverages") from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and refillable and non-refillable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company.

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

     Under the Bottle Contracts, the Company is obligated to maintain such plant, equipment, staff and distribution facilities as are required for the manufacture, packaging and distribution of the Coca-Cola Trademark Beverages in authorized containers, and in sufficient quantities to satisfy fully the demand for these beverages in its territories; to undertake adequate quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company; to develop, stimulate and satisfy fully the demand for Coca-Cola Trademark Beverages and to use all approved means, and to spend such funds on advertising and other forms of marketing, as may be reasonably required to meet that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company.

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

     The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar conditions; (2) the Company's disposition of any interest in the securities of any bottling subsidiary without the consent of The Coca-Cola Company; (3) termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company; (4) any material breach of any obligation occurring under the Bottle Contracts (including, without limitation, failure to make timely payment for any syrup or concentrate or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products), that remains uncured for 120 days after notice by The Coca-Cola Company; or (5) producing, manufacturing, selling or dealing in any "Cola Product," as defined, or any concentrate or syrup which might be confused with those of The Coca-Cola Company; or (6) selling any product under any trade dress, trademark, or tradename or in any container that is an imitation of or is confusingly similar to, any trade dress, trademark, or tradename or container in which The
Coca-Cola Company has a proprietary interest; or (7) owning any equity interest in or controlling any entity which performs any of the activities described in
(5) or (6) above. In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described elsewhere herein.

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

     ALLIED BOTTLE CONTRACTS. Other contracts with The Coca-Cola Company (the "Allied Bottle Contracts") grant similar exclusive rights to the Company with respect to the distribution of Sprite, Mr. PiBB, Mello Yello, diet Mello Yello, Fanta, TAB, diet Sprite, sugar free Mr. PiBB, Fresca, Barq's Root Beer, diet Barq's Root Beer, Minute Maid orange and diet Minute Maid orange sodas (the "Allied Beverages") for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of 10 years and is renewable by the Company for an additional 10 years at the end of each 10 year period, but is subject to termination in the event of (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company's Bottle Contract covering the same territory by either party for any reason; and
(3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

     POST-MIX RIGHTS. The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups ("post-mix syrup") of The Coca-Cola Company.

     OTHER BOTTLING AGREEMENTS. The bottling agreements from most other soft drink franchisors are similar to those described above in that they are renewable at the option of the Company and the franchisors. The price the franchisors may charge for syrup or concentrate is set by the franchisors from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10% of the Company's sales for fiscal 1996.

     The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisors other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the business of the Company taken as a whole.

  MARKETS AND PRODUCTION AND DISTRIBUTION FACILITIES

     As of March 10, 1997, the Company held franchises from The Coca-Cola Company covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Ohio, Pennsylvania, Georgia and Florida. The total population within the Company's franchise territory is approximately 12.1 million.

     As of March 10, 1997, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:

     1. NORTH CAROLINA. This region includes the majority of central and western North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville and Charlotte and the surrounding areas. The region has an estimated population of 5.3 million. Production/distribution facilities are located in Charlotte and 15 other distribution facilities are located in the region.

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

     On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. SAC has significantly expanded its operations by adding two PET bottling lines. The bottling lines supply a portion of the Company's and Piedmont's volume requirements for PET finished products. The Company executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20 ounce PET product, 2 liter PET product and 3 liter PET product by the Company of approximately $40 million.

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

  MARKETING

     The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 1996, approximately 75% of the Company's total sales were made in the take-home channel through supermarkets, convenience stores and other retail outlets. The remaining sales were made in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies.

     New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Product introductions in recent years include: caffeine free Coca-Cola classic; caffeine free diet Coke; Cherry Coke; diet Mello Yello; Minute Maid orange; diet Minute Maid orange; ready-to-drink Nestea; Fruitopia; POWERaDE and Minute Maid Juices To Go. New product introductions have entailed increased operating costs for the Company resulting from special marketing efforts, obsolescence of replaced items and, occasionally, higher raw materials costs.

     After several new package introductions in recent years, the Company now sells its soft drink products in a variety of refillable and non-refillable bottles, both glass and plastic, and in cans, in varying proportions from market to market. There may be as many as eight different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during fiscal year 1996 were approximately 49% cans, 48% non-refillable bottles, 2% pre-mix and 1% refillable bottles.

     Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company's soft drinks. The Coca-Cola Company and Dr Pepper Company each have joined the Company in making substantial expenditures in cooperative advertising in the Company's marketing areas. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and Dr Pepper Company, respectively. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company's soft drink products. These expenses are partially offset by marketing funds which the franchisors provide to the Company in support of a variety of marketing programs, such as price promotions, merchandising programs and point-of-sale displays.

     The substantial outlays which the Company makes for advertising are generally regarded as necessary to maintain or increase sales volume, and any curtailment of the funding provided by The Coca-Cola Company for advertising or marketing programs which benefit the Company could have a material effect on the business of the Company.

  SEASONALITY

     Sales are somewhat seasonal, with the highest sales volume occuring in May, June, July and August. The Company has adequate production capacity to meet sales demands during these peak periods.

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

     The principal methods of competition in the soft drink industry are point-of-sale merchandising, new product introductions, packaging changes, price promotions, quality and frequency of distribution and advertising.

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

     From time to time, legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in non-refillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers in an attempt to reduce solid waste and litter. The Company is currently not impacted by this type of proposed legislation.

     Soft drink and similar-type taxes have been in place in North Carolina, South Carolina, West Virginia and Tennessee for several years. To the Company's knowledge, legislation has not been proposed or enacted to increase the tax in West Virginia or Tennessee. The North Carolina soft drink tax was reduced by 25% effective July 1, 1996. The North Carolina General Assembly also enacted a measure repealing the soft drink tax in 25% increments over a three-year period, such that it will be eliminated in 1999.

The South Carolina soft drink tax has been repealed and is being phased out ratably over a six-year period beginning July 1, 1996.

  ENVIRONMENTAL REMEDIATION

     The Company does not currently have any material capital expenditure commitments for environmental remediation for any of its properties.

  EMPLOYEES

     As of March 10, 1997, the Company had a total of approximately 4,800 full-time employees, of whom approximately 400 were union members. Management of the Company believes that the Company's relations with its employees are generally good.

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

     On June 1, 1993, Beacon Investment Corporation, a North Carolina corporation of which J. Frank Harrison, III is sole shareholder, purchased the office building located on Rexford Road in Charlotte, North Carolina, in which the Company leases its principal executive offices. Contemporaneously, the Company entered into a 10-year lease commencing June 1, 1993 with Beacon Investment Corporation for office space within the building. The annual base rent the Company is obligated to pay under the lease agreement is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates based on LIBOR.

     The Company also leases its 297,500 square-foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2002. The Company's other real estate leases are not material.

     The Company owns and operates two soft drink production facilities apart from the leased facilities described above. The current percentage utilization of the Company's production centers as of March 10, 1997 is approximately as indicated below:

                             PRODUCTION FACILITIES

                                                                                             PERCENTAGE
LOCATION                                                                                    UTILIZATION*
Charlotte, North Carolina................................................................        86%
Mobile, Alabama..........................................................................        79%
Nashville, Tennessee.....................................................................        70%
Roanoke, Virginia........................................................................        89%

* Estimated 1997 production divided by capacity (based on 80 hours of operations per week).

     The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from South Atlantic Canners, Inc.

     Bottled and canned soft drinks are transported to distribution centers for storage pending sale. The number of distribution centers by market area as of March 10, 1997 is as follows:

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

     The Company also operates approximately 2,700 vehicles in the sale and distribution of its soft drink products, of which approximately 1,400 are delivery trucks. In addition, the Company owns or leases approximately 116,000 soft drink dispensing and vending machines.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. The Company believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be filed.

     The following is a list of names and ages of all the executive officers of the Registrant as of March 10, 1997, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

     J. FRANK HARRISON, III, age 42, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison served in the capacity of Vice Chairman since November 1987 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Compensation Committee and is a member of the Executive Committee, the Audit Committee and the Finance Committee.

     REID M. HENSON, age 57, has served as a Vice Chairman of the Board of Directors of the Company since 1983. Prior to that time, Mr. Henson served as a consultant for JTL Corporation, a management company, and later as President of JTL Corporation. He has been a Director of the Company since 1979, is Chairman of the Audit Committee and is a member of the Executive Committee, the Retirement Benefits Committee and the Finance Committee.

     JAMES L. MOORE, JR., age 54, is President and Chief Operating Officer of the Company. Prior to his election as President in March 1987, he served as President and Chief Executive Officer of Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA. Mr. Moore has been a Director of the Company since March 1987. He is a member of the Executive Committee and is Chairman of the Retirement Benefits Committee.

     ROBERT D. PETTUS, JR., age 52, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in January 1997. Mr. Pettus was previously Vice President, Human Resources, a position he held since September 1984. Prior to joining the Company, he was Director, Employee Relations for the Texize Division of Morton-Thiokol for seven years.

     DAVID V. SINGER, age 41, is Vice President and Chief Financial Officer. In addition to his Finance duties, Mr. Singer has overall responsibility for the Company's Purchasing/Materials Management function as well as the Manufacturing function. He served as Vice President, Chief Financial Officer and Treasurer from October 1987 through May 1992; prior to that he was Vice President and Treasurer. Prior to joining the Company in March 1986, Mr. Singer was a Vice President of Corporate Banking for Mellon Bank, N.A.

     M. CRAIG AKINS, age 46, is Regional Vice President, Sales for the Virginia and West Virginia Divisions, a position he has held since June 1996. He was previously Vice President, Cold Drink Market, a position he was appointed to in October 1993. He was Vice President, Division Manager of the Tennessee Division from 1989-1993. From 1987 through 1988, he was General Manager of the Nashville, TN sales center. From 1985 through 1986, he was Trade Development Director of the Tennessee Division. Prior to joining the Company in 1985, he was a Regional Trade Development Manager for Coca-Cola USA.

     STEVEN D. CALDWELL, age 47, joined the Company in April 1987 as Vice President, Business Systems and Services. Prior to joining the Company, he was Director of MIS at Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA for four years.

     WILLIAM B. ELMORE, age 41, is Vice President, Treasurer, a position he has held since June 1996. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division, from November 1991 to June 1996. He was Vice President, Division Manager of the West Virginia Division from 1989-1991. He was Senior Director, Corporate Marketing from 1988-1989. Preceding that, he held various positions in sales and marketing in the Charlotte Division from 1985-1988. Before joining the Company in 1985, he was employed by Coca-Cola USA for seven years where he held several positions in their field sales organization.

     NORMAN C. GEORGE, age 41, is Regional Vice President, Sales for the Carolinas South Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Southern Division from 1988-1991. He served as Vice President, Division Manager of the Alabama Division from 1986-1988. From 1982-1986, he served as Director of Sales and Operations in the Northern Division. Prior to joining the Company in 1982, he was Sales Manager of the Dallas-Fort Worth Dr Pepper Bottling Company in Irving, Texas.

     UMESH M. KASBEKAR, age 39, is Vice President, Planning and Administration, a position he has held since December 1994. He was Vice President, Planning from December 1988 until December 1994. He was first employed by the Company in 1983 and held various other positions with the Company from 1983 to 1988.

     C. RAY MAYHALL, age 49, is Regional Vice President, Sales for the Georgia Division, Alabama Division and the Carolinas North Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Northern Division from 1989-1991. Before joining the Company in 1989, he was Vice President, Sales and Marketing of Florida Coca-Cola Bottling Company, a position he had held since 1987. Prior to 1987, he was Division Manager of the Central Florida Division of Florida Coca-Cola Bottling Company for six years.

     JAMES B. STUART, age 54, joined the Company in October 1990 as Vice President, Marketing. Mr. Stuart had been Senior Vice President, Sales and Marketing with JTL Corporation from 1980 until such company was acquired by The Coca-Cola Company in 1986. From 1987 until joining the Company in 1990, Mr. Stuart formed his own marketing company, serving a number of clients inside and outside the soft drink industry. During this period, he worked almost exclusively with the International Business Sector of The Coca-Cola Company.

     STEVEN D. WESTPHAL, age 42, is Vice President and Controller of the Company, a position he has held since November 1987. Prior to joining the Company, he was Vice President-Finance for Joyce Beverages, an independent bottler, beginning in January 1985. Prior to working for Joyce Beverages, he was Director of Corporate Planning for Mid-Atlantic Coca-Cola Bottling Company, Inc. from December 1981 to December 1984.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock.

                                                                                                      FISCAL YEAR
                                                                                                1996                1995
                                                                                           HIGH      LOW       HIGH      LOW
First quarter..........................................................................   $35.50    $31.50    $29.75    $26.00
Second quarter.........................................................................    35.25     32.25     32.75     29.25
Third quarter..........................................................................    39.50     32.75     35.88     31.00
Fourth quarter.........................................................................    48.75     38.00     35.50     33.25

     The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 1994, 1995 and 1996.

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

     The number of shareholders of record of the Common Stock and Class B Common Stock, as of March 10, 1997, was 2,387 and 14, respectively.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data concerning the Company for the five years ended December 29, 1996. The data for the five years ended December 29, 1996 is unaudited but is derived from audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof which details the Company's significant acquisitions and divestitures since 1984.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                            SELECTED FINANCIAL DATA*

                      IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                                      FISCAL YEAR
SUMMARY OF OPERATIONS                                          1996         1995         1994         1993         1992
Net sales.................................................   $773,763     $761,876     $723,896     $686,960     $ 655,778
Cost of sales.............................................    435,959      447,636      427,140      396,077       372,865
Selling expenses..........................................    177,734      158,831      149,992      144,411       151,382
General and administrative expenses.......................     58,793       54,720       54,559       51,125        47,154
Depreciation expense......................................     28,528       26,746       24,188       23,284        22,217
Amortization of goodwill and intangibles..................     12,238       12,230       12,309       14,784        18,326
Total costs and expenses..................................    713,252      700,163      668,188      629,681       611,944
Income from operations....................................     60,511       61,713       55,708       57,279        43,834
Interest expense..........................................     30,379       33,091       31,385       30,994        36,862
Other income (expense), net...............................     (4,433)      (3,401)          63       (2,270)       (2,121)
Income before income taxes, extraordinary charge and
  effect of accounting changes............................     25,699       25,221       24,386       24,015         4,851
Federal and state income taxes............................      9,535        9,685       10,239        9,182         2,768
Income before extraordinary charge and effect of
  accounting changes......................................     16,164       15,536       14,147       14,833         2,083
Extraordinary charge......................................                  (5,016)
Effect of accounting changes..............................                               (2,211)                  (116,199)
Net income (loss).........................................     16,164       10,520       11,936       14,833      (114,116)
Preferred stock dividends.................................                                                           4,195
Net income (loss) applicable to common
  shareholders............................................   $ 16,164     $ 10,520     $ 11,936     $ 14,833     $(118,311)
Income (loss) per share:
  Income (loss) before extraordinary charge and effect of
     accounting changes...................................   $   1.74     $   1.67     $   1.52     $   1.60     $    (.23)
  Extraordinary charge....................................                    (.54)
  Effect of accounting changes............................                                 (.24)                    (12.66)
  Net income (loss) applicable to common shareholders.....   $   1.74     $   1.13     $   1.28     $   1.60     $  (12.89)
Cash dividends per share:
  Common..................................................   $   1.00     $   1.00     $   1.00     $    .88     $     .88
  Class B Common..........................................   $   1.00     $   1.00     $   1.00     $    .52     $     .52

OTHER INFORMATION
Weighted average number of Common and Class B Common
  shares outstanding......................................      9,280        9,294        9,294        9,258         9,181

YEAR-END FINANCIAL POSITION
Total assets..............................................   $702,396     $676,571     $664,159     $648,449     $ 785,871
Long-term debt............................................    439,453      419,896      432,971      434,358       555,126
Shareholders' equity......................................     22,269       38,972       33,981       29,629        25,806

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

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

THE COMPANY

     Coca-Cola Bottling Co. Consolidated ("the Company") is engaged in the production, marketing and distribution of soft drinks, primarily products of The Coca-Cola Company. Since 1984, the Company has expanded its franchise territory throughout the Southeast, primarily through acquisitions, increasing its net sales from $130 million in 1984 to over $773 million in 1996. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States.

THE YEAR IN REVIEW

     Strong performance trends reported over the past five years continued in 1996. Key indicators including solid volume growth, higher earnings and increased operating cash flow continued to be favorable in 1996. Per capita consumption in the Company's franchise territory has increased at a rate in excess of the average for the Coca-Cola bottling system in the U.S. Earnings per share have increased dramatically over the past five years. Earnings per share in 1996 were $1.74 compared to a per share loss before effect of accounting changes of $.23 in 1992. Operating cash flow has increased from $84.4 million in 1992 to $101.3 million in 1996. We attribute our success to great products, a strong relationship with The Coca-Cola Company, strategic acquisitions, internal growth, solid operating performance and a highly motivated and dedicated group of over 5,000 employees. The Company continues to focus on its key long-term objectives including increasing per capita consumption, operating cash flow and shareholder value.

     Operating results for 1996 were positively impacted by reductions in the costs of certain raw materials and packaging materials. The Company expects the favorable raw material cost environment to continue into 1997.

     The Company continues to find new and innovative marketing strategies to spur increases in per capita consumption. The introduction of the PET contour bottle and the PET proprietary Sprite bottle over the past two years have generated very positive response from consumers. Sprite sales increased by 20% in 1996 over 1995. The Company participated in the high profile "Red Zone" promotion with the National Football League throughout the 1996 football season, culminating with the Super Bowl (TM) in January 1997. The Red Hot Olympic Summer promotion brought increased attention to our core brands during the summer.

     On November 14, 1996 the Company issued a Dutch auction self tender to repurchase up to one million of its outstanding shares of Common Stock. On December 13, 1996 the Company repurchased 508,690 shares of its Common Stock under the terms of this offer at $46.00 per share for a total purchase price of $23.4 million. On January 7, 1997 an additional 145,260 shares of Common Stock were repurchased for $6.9 million from a shareholder in a private transaction. During February 1997, the Company purchased 275,490 shares of its Common Stock from The Coca-Cola Company for $13.1 million under a contractual arrangement to maintain The Coca-Cola Company's equity ownership at a prescribed level. These repurchases were financed using the Company's available lines of credit. Management of the Company believes that the Common Stock repurchases will enhance long-term shareholder value.

     Subsequent to year end, on January 14, 1997, the Company purchased all of its equipment leases with Coca-Cola Financial Corporation for $66.3 million. The leased equipment, primarily vending machines, is used throughout the Company's operating territory. The buyout of the leases will provide the Company with enhanced income tax benefits.

SIGNIFICANT EVENTS OF PRIOR YEARS

     On November 1, 1995, the Company issued $100 million of 6.85% debentures under its $400 million shelf registration for debt and equities filed with the Securities and Exchange Commission in 1994. The proceeds from the issuance of the debentures were used to retire early $87 million of the Company's Medium-Term Notes which matured in 1999, 2000 and 2002 and bore interest rates of 7.99%, 10.00% and 8.56%, respectively. In conjunction with the early retirement of the Medium-Term Notes, the Company recorded an after-tax extraordinary charge of $5.0 million or $.54 per share in 1995. This refinancing allowed the Company to extend debt maturities and take advantage of lower long-term interest rates.

     On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to this 10-year management agreement. SAC significantly expanded its operations by adding two PET bottling lines. These new bottling lines supply a portion of the Company's volume requirements for PET product.

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company is accounting for its investment in Piedmont using the equity method of accounting.

                             RESULTS OF OPERATIONS

1996 COMPARED TO 1995

NET INCOME

     The Company reported net income of $16.2 million or $1.74 per share for fiscal 1996 compared to $10.5 million or $1.13 per share for fiscal 1995. The 1996 results include a non-cash, after-tax charge of $2.7 million in the fourth quarter related to retirement benefits payable under an agreement with J. Frank Harrison, Jr., former Chairman of the Board of Directors of the Company. The 1995 results reflect an after-tax, extraordinary charge of $5.0 million or $.54 per share on the early retirement of some of the Company's Medium-Term Notes. Net income in 1996 was higher than net income in 1995 due primarily to reductions in the costs of certain raw materials and packaging materials, lower interest rates on the Company's long-term debt and a reduced effective income tax rate.

NET SALES

     Net sales for 1996 increased 2%, reflecting a volume increase of 4% in franchise sales offset by lower contract sales to other Coca-Cola bottlers. The Company continued to see solid growth in its flagship brands, Coca-Cola classic and diet Coke. Sprite volume increased by 20% over the prior year. Mello Yello continues to enjoy strong growth with a volume increase of over 7% from 1995. Sales to other bottlers decreased by $14.5 million during 1996 as compared to 1995 primarily due to South Atlantic Canners, rather than the Company, selling certain products to Piedmont. Finished products are sold by the Company to Piedmont at cost.

COST OF SALES AND OPERATING EXPENSES

     Gross margin increased by 7.5% from 1995. The Company benefited from decreases in costs for some of its key raw materials and packaging materials. This increase in gross margin was also attributable to lower contract sales on which gross margin is lower. The Company has agreements with its aluminum can suppliers which require the Company to purchase the majority of its aluminum can requirements for two of its four manufacturing facilities. These agreements, which extend through the end of 2000, also reduce the variability of the cost of cans for these two facilities.

     Selling expenses increased from approximately 26% of net franchise sales in 1995 to approximately 28% of net franchise sales in 1996. The increase in selling expenses was primarily due to higher employment costs, expenses related to sales development programs, and special marketing and media costs related to the 1996 Summer Olympic Games.

     Depreciation expense increased 6.7% as a result of significant capital spending in the past three years, primarily for manufacturing improvements related to packaging changes and improvements to distribution facilities. Depreciation expense will increase further in 1997 due to a buyout of approximately $66.3 million of vending equipment leases in January 1997.

INVESTMENT IN PARTNERSHIP

     The Company's share of Piedmont's net loss decreased to $1.2 million in 1996 from $2.1 million in 1995. The decreased loss was primarily due to additional income tax benefits from Piedmont's wholly owned corporate subsidiary.

INTEREST COSTS

     Interest expense decreased by 8.2% in 1996 due to lower average interest rates on the Company's long-term debt and a reduction of debt balances for the majority of 1996. Lower interest rates were due primarily to the retirement of $87 million of Medium-Term Notes in the fourth quarter of 1995. The Company's average borrowing cost for 1996 was 7.1% compared to 7.3% in 1995. Interest costs for 1997 are expected to increase significantly due to higher long-term debt levels associated with the repurchase of shares of the Company's Common Stock and a buyout of vending equipment leases in January 1997.

OTHER INCOME/EXPENSE

     The $1.0 million change in "other income (expense), net" for 1996 was due to losses on the sale of certain production equipment offset partially by a reduction in the use of the Company's trade accounts receivable sale program.

INCOME TAXES

     The effective tax rate for federal and state income taxes was approximately 37.1% in 1996 versus approximately 38.4% in 1995. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.

1995 COMPARED TO 1994

NET INCOME

     The Company reported net income of $10.5 million or $1.13 per share for fiscal 1995 compared to $11.9 million or $1.28 per share for fiscal 1994. The 1995 results reflected an after-tax extraordinary charge of $5.0 million or $.54 per share on the early retirement of some of the Company's Medium-Term Notes. A one-time, after-tax noncash charge of $2.2 million or $.24 per share was recorded in 1994 upon the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112").

SALES

     Net franchise sales for 1995 increased 9%, reflecting a volume increase of approximately 5% and higher average net selling prices. Sales to other bottlers decreased by 13% during 1995 as compared to 1994 primarily due to South Atlantic Canners providing a larger portion of Piedmont's finished products requirement. Finished products are sold by the Company to Piedmont at cost.

COST OF SALES AND OPERATING EXPENSES

     Costs of sales related to net franchise sales increased due to increases in packaging costs; however, selling price increases more than offset the increases in cost of sales. The cost of aluminum cans increased significantly at the beginning of 1995 as a result of increases in the price of aluminum ingot. The Company entered into agreements with its aluminum can suppliers in the fourth quarter of 1995 requiring the Company to purchase the majority of its aluminum can requirements for two of its four manufacturing facilities. The cost of resin used to make plastic also increased significantly during 1995.

     Gross margin increased 6% in 1995. As a percentage of net franchise sales, gross margin decreased slightly due to higher ingredient costs.

     Selling expenses for 1995 increased at a slower rate than net sales. Selling expenses for 1995 decreased from approximately 26.3% of net franchise sales in 1994 to approximately 25.9% of net franchise sales in 1995. Increased selling costs were due to the Company's ongoing commitment to sales development programs which resulted in increased market share in 1995. Employment costs rose over 1994 levels due to increases in franchise volume and in certain sales and operational areas as the Company strives to improve employee retention in key markets.

     Depreciation expense increased 10.6% as a result of increased capital spending in 1995 and 1994, primarily for manufacturing improvements related to packaging changes and improvements to distribution facilities.

INVESTMENT IN PARTNERSHIP

     The Company's share of Piedmont's net loss increased from $671,000 in 1994 to $2.1 million in 1995. The increased loss was due primarily to higher short-term interest rates on Piedmont's variable rate debt.

INTEREST COSTS

     Interest expense increased by 5.4% in 1995 despite a reduction in long-term debt of $13 million. This increase is attributable to an average borrowing cost in 1995 of 7.3% versus 6.6% in 1994, due primarily to higher interest rates on the Company's variable rate debt.

OTHER INCOME/EXPENSE

     The $3.5 million change in "other income (expense), net" primarily reflects a $1.2 million loss on the sale of assets in 1995 compared to a $1.4 million gain on sales in 1994. In addition, higher short-term interest rates increased the cost of the Company's trade accounts receivable sale program by $.6 million.

INCOME TAXES

     The effective tax rate for federal and state income taxes was approximately 38.4% in 1995 versus approximately 42% in 1994. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses. The 1995 rate was lower than the 1994 rate due primarily to the utilization of certain credits and the lessened impact of nondeductible items.

                              FINANCIAL CONDITION

     Working capital increased by $44.2 million to $33.9 million at December 29, 1996 compared to a deficit of $10.3 million at December 31, 1995. The significant change in working capital is primarily due to the increase in trade accounts receivable of $38.8 million from the prior year. The Company had sold $35 million of its trade accounts receivable as of December 31, 1995 under an arrangement which had been in place since 1989. The program to sell trade accounts receivable was suspended during the latter part of 1996 as this program was no longer cost effective versus other financing alternatives. At December 29, 1996, the Company had not sold any of its trade accounts receivable. The increase in working capital was also due to a decrease in accounts payable and accrued liabilities of $7.6 million. This decrease was attributable primarily to the timing of payments for certain accruals.

                        LIQUIDITY AND CAPITAL RESOURCES

     As a part of its ongoing management of long-term debt maturities and evaluation of the most cost effective sources of capital, the Company restructured some of its available sources of borrowing during the year. The Company suspended its arrangement to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. On December 31, 1995, the Company had sold $35 million of its trade accounts receivable. On December 29, 1996, the Company had discontinued using the trade accounts receivable sale program. The Company is now using its informal lines of credit to finance a portion of the amounts previously obtained from the sale of its trade accounts receivable.

     On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to a $400 million shelf registration for debt and equity securities. The net proceeds from this issuance were used to repurchase
$87 million of the Company's Medium-Term Notes due between 1999 and 2002 and to repay other outstanding borrowings.

     The Company borrows from time to time under informal lines of credit from various banks. On December 29, 1996, the Company had approximately $200 million available under these lines, of which $19.7 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing.

     In December 1996, the Company extended the maturity of a revolving credit agreement totaling $170 million to December 2001. The agreement contains several covenants that establish minimum ratio requirements related to debt and cash flow. A commitment fee of 1/8% per year on the average daily unused amount of the banks' commitment is payable quarterly. On December 29, 1996, $24 million was outstanding under this facility.

     A $100 million commercial paper program established in January 1990 was suspended during the year. The Company had no borrowings under its commercial paper program during 1995 and 1996.

     It is the Company's intent to renew any borrowings under the revolving credit facility and the lines of credit as they mature. To the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

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

     The Company periodically uses interest rate hedging products to cost effectively modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. Sensitivity analyses are performed to review the impact on the Company's financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes.

     The weighted average interest rate of the debt portfolio as of December 29, 1996 is 7.2%. The Company's overall interest rate for 1996 declined to 7.1% from 7.3% in 1995. Approximately 51% of the Company's debt portfolio of $439 million was subject to changes in short-term interest rates as of December 29, 1996.

     Leasing is used for certain capital additions when considered cost effective related to other sources of capital. Total lease expense in 1996 was $27.0 million compared to $23.3 million in 1995. The Company completed the buyout of approximately $66.3 million of leases for vending equipment on January 14, 1997. This buyout will provide the Company with future income tax benefits. Lease expense is expected to decline in 1997 as a result of this transaction.

     At the end of 1996, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                          CONSOLIDATED BALANCE SHEETS

                        IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                                         DEC. 29,    DEC. 31,
                                                                                                           1996        1995
ASSETS
Current assets:
Cash..................................................................................................   $  2,941    $  2,434
Accounts receivable, trade, less allowance for
  doubtful accounts of $410 and $406..................................................................     50,918      12,098
Accounts receivable from The Coca-Cola Company........................................................      2,392       6,725
Due from Piedmont Coca-Cola Bottling Partnership......................................................      5,888       4,584
Accounts receivable, other............................................................................      8,216       9,492
Inventories...........................................................................................     30,787      27,989
Prepaid expenses and other current assets.............................................................      9,453       6,935
  Total current assets................................................................................    110,595      70,257
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $161,615 and $153,602.................    190,073     191,800
INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP.................................................     64,462      65,624
OTHER ASSETS..........................................................................................     33,802      33,268
IDENTIFIABLE INTANGIBLE ASSETS, less accumulated amortization of $95,403 and $85,535..................    238,115     247,983
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  OF BUSINESSES ACQUIRED, less accumulated amortization of $26,269 and $23,980........................     65,349      67,639

  Total...............................................................................................   $702,396    $676,571

          See Accompanying Notes to Consolidated Financial Statements.

                                                                                                         DEC. 29,    Dec. 31,
                                                                                                           1996        1995
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Portion of long-term debt payable within one year.....................................................   $    105    $    120
Accounts payable and accrued liabilities..............................................................     56,939      64,551
Accounts payable to The Coca-Cola Company.............................................................      3,249       3,636
Accrued compensation..................................................................................      5,275       5,049
Accrued interest payable..............................................................................     11,112       7,218
  Total current liabilities...........................................................................     76,680      80,574
DEFERRED INCOME TAXES.................................................................................    108,403      97,252
DEFERRED CREDITS......................................................................................     12,096       9,072
OTHER LIABILITIES.....................................................................................     43,495      30,805
LONG-TERM DEBT........................................................................................    439,453     419,896
  Total liabilities...................................................................................    680,127     637,599
SHAREHOLDERS' EQUITY:
Convertible Preferred Stock, $100 par value:
  Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
  Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
  Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
  Authorized-30,000,000 shares; Issued-10,107,359 and 10,090,859 shares...............................     10,107      10,090
Class B Common Stock, $1 par value:
  Authorized-10,000,000 shares; Issued-1,947,976 and 1,964,476 shares.................................      1,948       1,965
Class C Common Stock, $1 par value:
  Authorized-20,000,000 shares; Issued-None
Capital in excess of par value........................................................................    111,439     120,733
Accumulated deficit...................................................................................    (59,868)    (76,032)
Minimum pension liability adjustment..................................................................       (104)       (138)
                                                                                                           63,522      56,618
Less-Treasury stock, at cost:
  Common-2,641,490 shares.............................................................................     40,844      17,237
  Class B Common-628,114 shares.......................................................................        409         409
  Total shareholders' equity..........................................................................     22,269      38,972
  Total...............................................................................................   $702,396    $676,571

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                                                      FISCAL YEAR
                                                                                              1996        1995        1994
NET SALES (includes sales to Piedmont of $61,565, $71,123 and $85,272)...................   $773,763    $761,876    $723,896
Cost of sales, excluding depreciation shown below (includes $51,295, $62,526 and $75,879
  related to sales to Piedmont)..........................................................    435,959     447,636     427,140
GROSS MARGIN.............................................................................    337,804     314,240     296,756
Selling expenses.........................................................................    177,734     158,831     149,992
General and administrative expenses......................................................     58,793      54,720      54,559
Depreciation expense.....................................................................     28,528      26,746      24,188
Amortization of goodwill and intangibles.................................................     12,238      12,230      12,309
INCOME FROM OPERATIONS...................................................................     60,511      61,713      55,708
Interest expense.........................................................................     30,379      33,091      31,385
Other income (expense), net..............................................................     (4,433)     (3,401)         63
Income before income taxes, extraordinary charge and effect of accounting change.........     25,699      25,221      24,386
Federal and state income taxes:
  Current................................................................................        753         751         304
  Deferred...............................................................................      8,782       8,934       9,935
Total federal and state income taxes.....................................................      9,535       9,685      10,239
Income before extraordinary charge and effect of accounting change.......................     16,164      15,536      14,147
Extraordinary charge, net of tax benefit of $3,127.......................................                 (5,016)
Effect of accounting change..............................................................                             (2,211)
NET INCOME...............................................................................   $ 16,164    $ 10,520    $ 11,936
Income per share:
  Income before extraordinary charge and effect of accounting change.....................   $   1.74    $   1.67    $   1.52
  Extraordinary charge...................................................................                   (.54)
  Effect of accounting change............................................................                               (.24)
NET INCOME...............................................................................   $   1.74    $   1.13    $   1.28
Cash dividends per share:
  Common Stock...........................................................................   $   1.00    $   1.00    $   1.00
  Class B Common Stock...................................................................       1.00        1.00        1.00
Weighted average number of Common and Class B Common shares outstanding..................      9,280       9,294       9,294

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS

                                                                                                        FISCAL YEAR
                                                                                                1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................................................   $ 16,164    $ 10,520    $ 11,936
Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary charge..................................................................                  5,016
     Effect of accounting change...........................................................                              2,211
     Depreciation expense..................................................................     28,528      26,746      24,188
     Amortization of goodwill and intangibles..............................................     12,238      12,230      12,309
     Deferred income taxes.................................................................      8,782       8,934       9,935
     (Gains) losses on sale of property, plant and equipment...............................      1,810       1,182      (1,361)
     Amortization of debt costs............................................................        540         467         448
     Undistributed loss of Piedmont Coca-Cola Bottling Partnership.........................      1,162       2,105         671
     Increase in current assets less current liabilities...................................    (43,725)     (3,174)     (8,667)
     Increase in other noncurrent assets...................................................       (994)     (9,588)     (3,287)
     Increase in other noncurrent liabilities..............................................     18,675      10,891       7,779
     Other.................................................................................         12         237         521
Total adjustments..........................................................................     27,028      55,046      44,747
Net cash provided by operating activities                                                       43,192      65,566      56,683
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of long-term debt...........................................     19,557      73,840
Payments on long-term debt.................................................................                             (1,387)
Purchase of Common Stock...................................................................    (23,607)
Redemption of Medium-Term Notes............................................................                (95,948)
Cash dividends paid........................................................................     (9,294)     (9,295)     (9,294)
Other......................................................................................       (718)        791      (1,654)
Net cash used in financing activities......................................................    (14,062)    (30,612)    (12,335)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment.................................................    (29,990)    (37,284)    (49,292)
Proceeds from the sale of property, plant and equipment....................................      1,367       2,952       5,494
Net cash used in investing activities......................................................    (28,623)    (34,332)    (43,798)
NET INCREASE IN CASH.......................................................................        507         622         550
CASH AT BEGINNING OF YEAR..................................................................      2,434       1,812       1,262
CASH AT END OF YEAR........................................................................   $  2,941    $  2,434    $  1,812

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  IN THOUSANDS

                                                                    CLASS                                   MINIMUM
                                                                      B       CAPITAL IN                    PENSION
                                                         COMMON     COMMON    EXCESS OF     ACCUMULATED    LIABILITY     TREASURY
                                                          STOCK     STOCK     PAR VALUE       DEFICIT      ADJUSTMENT     STOCK
Balance on January 2, 1994............................   $10,090    $1,965     $ 139,322     $ (98,488)     $ (5,614)    $ 17,646
Net income............................................                                          11,936
Cash dividends paid...................................                            (9,294)
Minimum pension liability adjustment..................                                                         1,710
Balance on January 1, 1995............................    10,090     1,965       130,028       (86,552)       (3,904)      17,646
Net income............................................                                          10,520
Cash dividends paid...................................                            (9,295)
Minimum pension liability adjustment..................                                                         3,766
Balance on December 31, 1995..........................    10,090     1,965       120,733       (76,032)         (138)      17,646
Net income............................................                                          16,164
Cash dividends paid...................................                            (9,294)
Minimum pension liability adjustment..................                                                            34
Purchase of Treasury stock............................                                                                     23,607
Conversion of Class B Common Stock into Common
  Stock...............................................        17       (17)
BALANCE ON DECEMBER 29, 1996..........................   $10,107    $1,948     $ 111,439     $ (59,868)     $   (104)    $ 41,253

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

     Coca-Cola Bottling Co. Consolidated (the "Company") is engaged in the production, marketing and distribution of carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company. The Company operates in portions of 12 states, principally in the southeastern region of the United States.

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The fiscal years presented are the 52-week periods ended December 29, 1996, December 31, 1995 and January 1, 1995.

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

2. INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont to distribute and market soft drink products primarily in certain portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summarized financial information for Piedmont is as follows:

                                                                                                         DEC. 29,    DEC. 31,
IN THOUSANDS                                                                                               1996        1995
Current assets........................................................................................   $ 26,896    $ 22,136
Noncurrent assets.....................................................................................    344,976     351,450
Total assets..........................................................................................   $371,872    $373,586
Current liabilities...................................................................................   $ 14,573    $ 13,775
Noncurrent liabilities................................................................................    228,375     228,563
Total liabilities.....................................................................................    242,948     242,338
Partners' equity......................................................................................    128,924     131,248
Total liabilities and partners' equity................................................................   $371,872    $373,586
Company's equity investment...........................................................................   $ 64,462    $ 65,624

                                                                                                      FISCAL YEAR
IN THOUSANDS                                                                                  1996        1995        1994
Net sales................................................................................   $223,834    $212,665    $194,054
Cost of sales............................................................................    129,059     126,197     109,563
Gross margin.............................................................................     94,775      86,468      84,491
Income from operations...................................................................      6,533       5,618       6,705
Net loss.................................................................................   $ (2,324)   $ (4,210)   $ (1,342)
Company's equity in loss.................................................................   $ (1,162)   $ (2,105)   $   (671)

3. INVENTORIES

     Inventories are summarized as follows:

                                                                                                           DEC. 29,    DEC. 31,
IN THOUSANDS                                                                                                 1996        1995
Finished products.......................................................................................   $ 18,888    $ 18,294
Manufacturing materials.................................................................................      9,894       8,324
Plastic pallets and other...............................................................................      2,005       1,371
Total inventories.......................................................................................   $ 30,787    $ 27,989

     The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.1 million and $1.2 million on December 29, 1996 and December 31, 1995, respectively, as a result of inventory premiums associated with certain acquisitions.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY, PLANT AND EQUIPMENT

     The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                                                       DEC. 29,    DEC. 31,      ESTIMATED
IN THOUSANDS                                                                             1996        1995       USEFUL LIVES
Land................................................................................   $  9,363    $  9,500
Buildings...........................................................................     73,543      71,359      10-50 years
Machinery and equipment.............................................................     81,090      80,909       5-20 years
Transportation equipment............................................................     54,599      48,267       4-10 years
Furniture and fixtures..............................................................     26,002      23,027       7-10 years
Vending equipment...................................................................     80,588      88,903       6-13 years
Leasehold and land improvements.....................................................     25,343      20,048       5-20 years
Construction in progress............................................................      1,160       3,389
Total property, plant and equipment, at cost........................................    351,688     345,402
Less: Accumulated depreciation......................................................    161,615     153,602
Property, plant and equipment, net                                                     $190,073    $191,800

5. IDENTIFIABLE INTANGIBLE ASSETS

     The principal categories and estimated useful lives of identifiable intangible assets, net of accumulated amortization, were as follows:

                                                                                       DEC. 29,    DEC. 31,      ESTIMATED
IN THOUSANDS                                                                             1996        1995       USEFUL LIVES
Franchise rights....................................................................   $210,618    $217,149         40 years
Customer lists......................................................................     22,670      25,400      17-23 years
Advertising savings.................................................................      4,251       4,764      17-23 years
Other...............................................................................        576         670      17-18 years
Total identifiable intangible assets................................................   $238,115    $247,983

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                             FIXED(F) OR
                                                                 INTEREST    VARIABLE(V)     INTEREST    DEC. 29,    DEC. 31,
IN THOUSANDS                                      MATURITY         RATE          RATE          PAID        1996        1995
Lines of Credit................................     2001            5.50%         V           Varies     $ 19,720    $ 22,590
Revolving Credit...............................     2001            5.86%         V           Varies       24,000          --
Term Loan Agreement............................     2002            6.39%         V           Varies       85,000      85,000
Term Loan Agreement............................     2003            6.39%         V           Varies       85,000      85,000
Medium-Term Notes..............................     1998            6.14%         V         Quarterly      10,000      10,000
Medium-Term Notes..............................     1998           10.05%         F           Semi-         2,000       2,000
                                                                                             annually
Medium-Term Notes..............................     1999            7.99%         F           Semi-        28,585      28,585
                                                                                             annually
Medium-Term Notes..............................     2000           10.00%         F           Semi-        25,500      25,500
                                                                                             annually
Medium-Term Notes..............................     2002            8.56%         F           Semi-        47,000      47,000
                                                                                             annually
Debentures                                          2007            6.85%         F           Semi-       100,000     100,000
                                                                                             annually
Other notes payable............................     1997-           6.85%-        F           Varies       12,753      14,341
                                                    2001           10.00%
                                                                                                          439,558     420,016
Less: Portion of long-term debt payable within one year...............................................        105         120
Long-term debt........................................................................................   $439,453    $419,896

     The principal maturities of long-term debt outstanding on December 29, 1996 were as follows:

IN THOUSANDS
1997..........................................................................   $    105
1998..........................................................................     12,030
1999..........................................................................     28,615
2000..........................................................................     27,681
2001..........................................................................     54,127
Thereafter....................................................................    317,000
Total long-term debt..........................................................   $439,558

     In December 1996, the Company extended the maturity date of the revolving credit agreement, totaling $170 million, to December 2001. The agreement contains several covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. There was $24 million outstanding under this facility as of December 29, 1996.

     The Company borrows from time to time under informal lines of credit from various banks. On December 29, 1996, the Company had approximately $200 million of credit available under these lines, of which $19.7 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. It is the Company's intent to renew such borrowings as they mature. To the extent that these borrowings and borrowings under the revolving credit facility described above do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On November 20, 1995, the Company entered into a $170 million loan agreement with $85 million maturing in November 2002 and $85 million maturing in November 2003. This loan was used to repay two $60 million loans and other bank debt.

     On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. The net proceeds from this issuance were used principally for refinancing existing indebtedness with the remainder used to repay other bank debt. During 1995, $37.9 million of Medium-Term Notes due 1999 with a coupon rate of 7.99%, $29.5 million of Medium-Term Notes due 2000 with a coupon rate of 10.00% and $19.5 million of Medium-Term Notes due 2002 with a coupon rate of 8.56% were repurchased. An after-tax extraordinary charge of $5.0 million related to the premium paid on these repurchases was recorded in the fourth quarter of 1995.

     Prior to December 29, 1996, the Company had an arrangement under which it had the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. The Company had sold $35 million of its trade accounts receivable under this arrangement as of December 31, 1995. This arrangement was suspended during the fourth quarter of 1996. The discount on sales of trade accounts receivable was $1.7 million, $2.2 million and $1.6 million in 1996, 1995 and 1994, respectively, and is included in "other income (expense), net."

     A $100 million commercial paper program established in January 1990 for general corporate purposes was suspended during the year. The Company had no borrowings under its commercial paper program during 1995 and 1996.

     The Company has a weighted average interest rate of 7.2% for the debt portfolio as of December 29, 1996 unchanged from 7.2% at December 31, 1995. The Company's overall weighted average borrowing rate on its long-term debt decreased from an average of 7.3% during 1995 to an average of 7.1% during 1996.

     As of December 29, 1996, after taking into account all of the interest rate hedging activities, approximately $224 million or 51% of the total debt portfolio was subject to changes in short-term interest rates.

     If average interest rates for the Company's debt portfolio increased by 1%, annual interest expense would have increased by approximately $2.2 million and net income for the year ended December 29, 1996 would have been reduced by approximately $1.4 million.

7. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate hedging products to modify risk from interest rate fluctuations in its underlying debt. The Company has historically used derivative financial instruments from time to time to achieve a targeted fixed/floating rate mix. This target is based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. During 1995, and in conjunction with the Company's early retirement of a portion of its Medium-Term Notes, all but two of the derivative financial instruments held by the Company were extinguished.

     All deferred gains and losses on interest rate hedging transactions associated with the retired Medium-Term Notes were recognized in 1995. The notional amount of the extinguished interest rate swaps exceeds the amount of debt retired due to the Company's practice of offsetting swaps. Offsetting swaps rather than an original swap were used to help mitigate counterparty credit risk as well as reduce administrative burden. The offsetting swaps along with original swaps and the underlying debt were accounted for as a combined instrument. The Company does not use derivative financial instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All of the Company's outstanding interest rate swap agreements are LIBOR-based. The Company's two remaining interest rate swaps are with the same financial institution and effectively offset each other. Accordingly, risk of counterparty nonperformance is considered minimal.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Derivative financial instruments are summarized as follows:

                                                                                    DECEMBER 29, 1996       DECEMBER 31, 1995
                                                                                              REMAINING               REMAINING
IN THOUSANDS                                                                       AMOUNT       TERM       AMOUNT       TERM
Interest rate swaps -- floating.................................................   $60,000     7 years     $60,000     8 years
Interest rate swaps -- fixed....................................................    60,000     7 years      60,000     8 years

     The Company had two interest rate swaps totaling $120 million at December 29, 1996 and December 31, 1995. There were no new interest rate swap transactions during 1996.

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

     The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                                                                  DECEMBER 29, 1996         DECEMBER 31, 1995
                                                                                CARRYING                  CARRYING
IN THOUSANDS                                                                     AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
Balance Sheet Instruments
  Public debt................................................................   $213,085     $ 218,912    $213,085     $ 228,103
  Non-public variable rate long-term debt....................................    213,720       213,720     192,590       192,590
  Non-public fixed rate long-term debt.......................................     12,753        13,400      14,341        16,189
Off-Balance-Sheet Instruments
  Interest rate swaps........................................................                   (4,029)                   (4,725)

     The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

9. COMMITMENTS AND CONTINGENCIES

     Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $27.0 million, $23.3 million and $20.9 million for 1996, 1995 and 1994, respectively.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of future minimum lease payments for all operating leases as of December 29, 1996:

IN THOUSANDS
1997..........................................................................   $ 25,331
1998..........................................................................     23,255
1999..........................................................................     17,816
2000..........................................................................     14,187
2001..........................................................................     13,537
Thereafter....................................................................     30,952
Total minimum lease payments..................................................   $125,078

     On January 14, 1997, the Company bought out approximately $66.3 million of leases for vending equipment. The total minimum lease payments as of December 29, 1996 would have been $58.6 million if this transaction had occurred prior to year-end.

     The Company is a member of a cooperative from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The current annual purchase commitment under this agreement is approximately $40 million.

     The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. The Company also guarantees a portion of debt for South Atlantic Canners, Inc., a manufacturing cooperative that is being managed by the Company. See Note 13 to the consolidated financial statements for additional information concerning these financial guarantees. The total amounts guaranteed on December 29, 1996 and December 31, 1995 were $32 million and $35.2 million, respectively.

     The Company has entered into purchase agreements for aluminum cans on an annual basis through 2000. The annual purchase commitment under these agreements is approximately $40 million.

     The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. The Company believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

10. INCOME TAXES

     The provision for income taxes on income before extraordinary charge and the effect of an accounting change consisted of the following:

                                                                                                          FISCAL YEAR
IN THOUSANDS                                                                                       1996      1995       1994
Current:
  Federal......................................................................................   $  753    $   751    $   304
  State
Total current provision........................................................................      753        751        304

Deferred:
  Federal......................................................................................    6,798      9,382      8,957
  State........................................................................................    2,009      2,130      1,213
  Expense of minimum pension liability adjustment..............................................      (25)    (2,578)      (359)
  Other........................................................................................                            124
Total deferred provision.......................................................................    8,782      8,934      9,935
Income tax expense.............................................................................   $9,535    $ 9,685    $10,239

     Income tax benefits of $1.7 million were recorded in 1994 in conjunction with the adoption of SFAS 112. Income tax benefits of $3.1 million were recorded in 1995 related to the extraordinary charge associated with the early retirement of long-term debt at a premium.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company made income tax payments of approximately $5.5 million and $1.1 million during 1996 and 1995, respectively. Loss carryforwards will result in a $3.3 million refund of 1996 tax. Income tax payments of $1.5 million in 1996 will be applied to the estimated 1997 tax liability.

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised a significant part of deferred income tax assets and liabilities were as follows:

                                                                                                         DEC. 29,    DEC. 31,
IN THOUSANDS                                                                                               1996        1995
Intangible assets.....................................................................................   $103,892    $106,752
Depreciation..........................................................................................     23,230      23,166
Investment in Piedmont................................................................................     21,281      19,417
Other.................................................................................................     12,979      10,309
Gross deferred income tax liabilities.................................................................    161,382     159,644
Net operating loss carryforwards......................................................................    (27,031)    (39,736)
Other.................................................................................................    (31,442)    (25,817)
Gross deferred income tax assets......................................................................    (58,473)    (65,553)
Tax benefit of minimum pension liability adjustment...................................................        (36)        (48)
Deferred income tax liability.........................................................................   $102,873    $ 94,043

     Net current deferred tax assets of $5.5 million and $3.2 million were included in prepaid expenses and other current assets on December 29, 1996 and December 31, 1995, respectively.

     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes, extraordinary charge and effect of accounting change at the statutory rate as follows:

                                                                                                           FISCAL YEAR
IN THOUSANDS                                                                                        1996      1995      1994
Statutory expense...............................................................................   $8,994    $8,827    $ 8,535
Amortization of franchise and goodwill assets...................................................      364       364        364
State income taxes, net of federal benefit......................................................      618       758      1,244
Other...........................................................................................     (441)     (264)        96
Income tax expense..............................................................................   $9,535    $9,685    $10,239

     The Company had $3.5 million of investment tax credits available to reduce future income tax payments for federal income tax purposes on December 29, 1996. These credits expire in varying amounts through 2001.

     On December 29, 1996, the Company had $65 million and $131 million of federal and state net operating losses, respectively, available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2007.

11. CAPITAL TRANSACTIONS

     On November 14, 1996 the Company announced a Dutch auction self tender to repurchase up to one million of its outstanding shares of Common Stock. On December 13, 1996 the Company repurchased 508,690 shares of its Common Stock under the terms of this offer at $46.00 per share for a total purchase price of $23.4 million. Subsequent to year end, on January 7, 1997, an additional 145,260 shares of Common Stock were repurchased from a shareholder in a private transaction for $6.9 million. During February 1997, the Company repurchased 275,490 shares of its Common Stock for approximately $13.1 million from The Coca-Cola Company under a contractual arrangement to maintain The Coca-Cola Company's equity ownership at a prescribed level.

     Shareholders with Class B Common Stock are entitled to 20 votes per share compared to one vote per share on the Common Stock. Dividends on the Class B Common Stock are permitted to equal, but not exceed, dividends on the Common Stock.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On August 9, 1989, the Company granted J. Frank Harrison, III an option for the purchase of 150,000 shares of Common Stock exercisable at the closing market price of the stock on the day of grant. The closing market price of the stock on August 9, 1989 was $29.75 per share. The option may be exercised, in whole or in part, during a period of 15 years beginning on the date of grant. The option is currently exercisable with respect to 135,000 shares and is exercisable with respect to an additional 7,500 shares annually. This option has not been exercised with respect to any such shares.

12. BENEFIT PLANS

     Pension plan expense related to the two Company-sponsored pension plans for 1996, 1995 and 1994 was $2.4 million, $2.7 million and $2.6 million, respectively, including the pro rata share of past service costs, which are being amortized over 30 years. In addition, certain employees are covered by pension plans administered by unions.

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

     The following table sets forth the status of the two Company-sponsored plans:

                                                                                                          DEC. 29,    DEC. 31,
IN THOUSANDS                                                                                                1996        1995
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $48,589 and $48,990.....................   $ 49,996    $ 50,236
Projected benefit obligation for service rendered to date..............................................    (56,212)    (56,427)
Plan assets at fair market value.......................................................................     56,488      51,988
Plan assets in excess of (less than) projected benefit obligation......................................        276      (4,439)
Unrecognized net loss..................................................................................      6,089      11,752
Unrecognized prior service cost........................................................................     (1,062)     (1,207)
Unrecognized net asset being amortized over 7 years....................................................       (140)       (210)
Additional minimum pension liability...................................................................       (166)       (225)
Pension asset..........................................................................................   $  4,997    $  5,671

     Under the requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets, was recognized as of January 2, 1994. The increase in liabilities was charged directly to shareholders' equity. As of December 29, 1996 and December 31, 1995, the minimum pension liability adjustment, net of income taxes, was $104,000 and $138,000, respectively.

     Net periodic pension cost for the Company-sponsored pension plans included the following:

                                                                                                          Fiscal Year
IN THOUSANDS                                                                                      1996       1995       1994
Service cost -- benefits earned...............................................................   $ 2,218    $ 1,901    $ 1,916
Interest cost on projected benefit obligation.................................................     4,288      4,015      3,556
Actual return on plan assets..................................................................    (5,225)    (6,993)     1,169
Net amortization and deferral.................................................................     1,100      3,732     (4,034)
Net periodic pension cost.....................................................................   $ 2,381    $ 2,655    $ 2,607

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The actuarial assumptions that were used for the Company's principal pension plan calculations were as follows:

                                                                                                         1996      1995
Weighted average discount rate used in determining the actuarial present value of the projected
  benefit obligation.................................................................................     8.25%     7.75%
Weighted average expected long-term rate of return on plan assets....................................     9.00%     9.00%
Weighted average rate of compensation increase.......................................................     4.50%     4.50%

     The Company provides a 401(k) Savings Plan for substantially all of its nonunion employees. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the earlier of two consecutive years of service while participating in the Savings Plan or after five years of service with the Company. The total cost for this benefit in 1996, 1995 and 1994 was $1.8 million, $1.6 million and $1.3 million, respectively.

     The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.

     The Company currently provides employee leasing and management services to employees of Piedmont. Piedmont employees participate in the Company's employee benefit plans. During 1996, the obligation for postretirement benefits payable by Piedmont of $5.8 million was transferred to the Company in exchange for a note receivable from Piedmont. The transfer was made to facilitate administration of the payment of postretirement liabilities.

     The components of postretirement benefit expense were as follows:

                                                                                                           FISCAL YEAR
IN THOUSANDS                                                                                         1996      1995      1994
Service cost -- benefits earned..................................................................   $  402    $  338    $  304
Interest cost on projected benefit obligation....................................................    1,259     1,275       989
Net amortization.................................................................................       29        11
Net postretirement benefit cost..................................................................   $1,690    $1,624    $1,293

     The accrued postretirement benefit obligation was comprised of the following:

                                                                                                            DEC.       DEC.
                                                                                                             29,        31,
IN THOUSANDS                                                                                                1996       1995
Accumulated postretirement benefit obligation:
  Retirees..............................................................................................   $22,038    $10,025
  Fully eligible active plan participants...............................................................     2,204      2,231
  Other active plan participants........................................................................     4,639      4,124
                                                                                                            28,881     16,380
Unrecognized transition asset...........................................................................       369        394
Unrecognized net loss...................................................................................    (9,332)    (2,443)
Accrued postretirement benefit obligation...............................................................   $19,918    $14,331

     The weighted average health care cost trend rate used in measuring the postretirement benefit expense was 8% in 1996 gradually declining to 5.25% in 1999 and remaining at that level thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation on December 29, 1996 by approximately $3.5 million and postretirement benefit expense in 1996 would have increased by approximately $332,000. The weighted average discount rates used to estimate the accumulated postretirement benefit obligation were 8.25% and 7.75% as of December 29, 1996 and December 31, 1995, respectively.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the accrual, during the years that employees render service, of the expected cost of providing postemployment benefits if certain criteria are met. The Company adopted the provisions of SFAS 112 in the first quarter of 1994, effective January 3, 1994,

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and recorded a one-time, after-tax charge of $2.2 million. The annual incremental cost of adoption of SFAS No. 112 is not material on an ongoing basis.

13. RELATED PARTY TRANSACTIONS

     The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases a substantial majority of its requirements of concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $185 million, $186 million and $187 million in 1996, 1995 and 1994, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. Additionally, the Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in territories operated by the Company. Total direct marketing support provided to the Company by The Coca-Cola Company was approximately $36 million, $36 million and $32 million in 1996, 1995 and 1994, respectively. In addition, the Company paid approximately $20 million, $18 million and $15 million in 1996, 1995 and 1994, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.

     The Company has a production arrangement with Coca-Cola Enterprises, Inc. ("CCE") to buy and sell finished product at cost. Sales to CCE under this agreement were $21.5 million, $23.3 million and $21.0 million in 1996, 1995 and 1994, respectively. Purchases from CCE under this arrangement were $14.8 million, $13.4 million and $11.8 million in 1996, 1995 and 1994, respectively.

     In December 1996, the Board of Directors awarded a retirement benefit to J. Frank Harrison, Jr. for his past service to the Company. The Company recorded a non-cash, after-tax charge of $2.7 million in the fourth quarter of 1996 related to this agreement. Additionally, the Company entered into an agreement for consulting services with J. Frank Harrison, Jr. beginning in 1997.

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product to Piedmont during 1996, 1995 and 1994 at cost, totaling $51.3 million, $62.5 million and $75.9 million, respectively. The Company received $11.4 million, $10.7 million and $10.1 million for management services pursuant to its management agreement with Piedmont for 1996, 1995 and 1994, respectively. Also, the Company subleased various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to approximately $1,484,000, $784,000 and $693,000 in 1996, 1995 and 1994, respectively. In addition, Piedmont subleased various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $589,000, $186,000 and $56,000 in 1996, 1995 and 1994, respectively.

     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement pursuant to which the Company leased the property for a 10-year term beginning on December 1, 1992. A North Carolina corporation owned entirely by J. Frank Harrison, Jr. serves as sole general partner of the limited partnership. The sole limited partner of this limited partnership is a trust as to which J. Frank Harrison, III and Reid
M. Henson are co-trustees. The annual base rent the Company is obligated to pay for its lease of the Snyder Production Center is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $2.6 million, $2.6 million and $2.0 million in 1996, 1995 and 1994, respectively.

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $1.9 million, $1.8 million and $1.6 million in 1996, 1995 and 1994, respectively.

     The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $46 million, $52 million and $44 million in 1996, 1995 and 1994, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. On December 29, 1996, such guarantee amounted to approximately $20 million.

     The Company has also guaranteed a portion of debt for South Atlantic Canners, Inc., a manufacturing cooperative that is being managed by the Company. On December 29, 1996, such guarantee was approximately $12 million.

     The Company previously leased vending equipment from Coca-Cola Financial Corporation ("CCFC"), a subsidiary of The Coca-Cola Company. During 1996, the Company made lease payments to CCFC totaling $6.9 million. On January 14, 1997, the Company purchased all of the leases with CCFC for approximately $66.3 million. If this transaction had occurred prior to year-end, no future lease payments to CCFC would have been due as of December 29, 1996.

14. RISKS AND UNCERTAINTIES

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

     Approximately 90% of the Company's sales are products of The Coca-Cola Company, which is the sole supplier of the concentrate required to manufacture these products. Additionally, the Company purchases virtually all of its requirements for sweetener from The Coca-Cola Company. The remaining 10% of the Company's sales are products of various other beverage companies. The Company has franchise contracts under which it has various requirements to meet. Failure to meet the requirements of these franchise contracts could result in the loss of distribution rights for the respective product.

     The Company currently obtains all of its aluminum cans from two domestic suppliers. The Company currently obtains all of its PET bottles from two domestic cooperatives. The inability of either of these aluminum can or PET bottle suppliers to meet the Company's requirement for containers could result in short-term shortages until alternative sources of supply could be located.

     Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company's non-union pension liability.

     Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. Several collective bargaining contracts expire during 1997. The Company anticipates that new contracts will be negotiated for all locations with contracts expiring during 1997.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Changes in current assets and current liabilities affecting cash, net of the effect of an accounting change, were as follows:

                                                                                                         FISCAL YEAR
IN THOUSANDS                                                                                      1996       1995       1994
Accounts receivable, trade, net..............................................................   $(38,820)   $(4,342)   $(2,796)
Due from Piedmont............................................................................     (1,304)    (3,201)     1,071
Accounts receivable, other...................................................................      5,609     (4,471)     5,710
Inventories..................................................................................     (2,798)     3,882     (4,338)
Prepaid expenses and other assets............................................................     (2,518)    (1,881)    (1,729)
Portion of long-term debt payable within one year............................................        (15)      (180)      (411)
Accounts payable and accrued liabilities.....................................................     (7,999)    10,273     (9,381)
Accrued compensation.........................................................................        226        803      2,040
Accrued interest payable.....................................................................      3,894     (4,057)     1,167
Increase in current assets less current liabilities..........................................   $(43,725)   $(3,174)   $(8,667)

     Cash payments for interest and income taxes were as follows:

                                                                                                         FISCAL YEAR
IN THOUSANDS                                                                                     1996       1995       1994
Interest.....................................................................................   $25,945    $36,749    $30,218
Income taxes.................................................................................     5,465      1,475         56

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below are unaudited quarterly financial data for the fiscal years ended December 29, 1996 and December 31, 1995.

IN THOUSANDS (EXCEPT PER SHARE DATA)                                                              QUARTER
YEAR ENDED DECEMBER 29, 1996                                                       1           2           3           4
Net sales....................................................................   $171,996    $213,579    $204,579    $183,609
Gross margin.................................................................     73,728      93,953      89,938      80,185
Net income (loss)............................................................        937       9,545       6,488        (806)
Net income (loss) per share..................................................        .10        1.03         .70        (.09)
Weighted average number of common shares outstanding.........................      9,294       9,294       9,294       9,239

IN THOUSANDS (EXCEPT PER SHARE DATA)                                                              QUARTER
YEAR ENDED DECEMBER 31, 1995                                                       1           2           3           4
Net sales....................................................................   $170,977    $207,876    $203,559    $179,464
Gross margin.................................................................     72,074      87,134      82,727      72,305
Income before extraordinary charge...........................................      1,957       8,054       4,639         886
Extraordinary charge.........................................................                                         (5,016)
Net income (loss)............................................................      1,957       8,054       4,639      (4,130)
Per share:
  Income before extraordinary charge.........................................        .21         .87         .50         .09
  Extraordinary charge.......................................................                                           (.54)
  Net income (loss)..........................................................        .21         .87         .50        (.45)
Weighted average number of common shares outstanding.........................      9,294       9,294       9,294       9,294

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF COCA-COLA BOTTLING CO. CONSOLIDATED

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 37 present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 12 to the financial statements, the Company changed its method of accounting for postemployment benefits in 1994.

PRICE WATERHOUSE LLP

Charlotte, North Carolina
February 17, 1997

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

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see the "Election of Directors" and "Certain Transactions" sections of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference. For information with respect to Section 16 reports for directors and executive officers of the Company, see the "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 11 -- EXECUTIVE COMPENSATION

     For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference (other than the subsections entitled "Report of the Compensation Committee on Annual Compensation of Executive Officers" and "Common Stock Performance," which are specifically excluded from such incorporation).

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to security ownership of certain beneficial owners and management, see the "Principal Shareholders" and "Election of Directors -- Beneficial Ownership of Management" sections of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information with respect to certain relationships and related transactions, see the "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" sections of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

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

        3. Listing of Exhibits:

     (i) Exhibits Incorporated by Reference:

                                                                                          PAGE NUMBER OR INCORPORATION BY
 NUMBER                                  DESCRIPTION                                               REFERENCE TO
 (1.1)    Underwriting Agreement dated November 1, 1995, among the Company, Citicorp  Exhibit 1.1 to the Company's Quarterly
          Securities, Inc. and Salomon Brothers, Inc.                                 Report on Form 10-Q for the quarter
                                                                                      ended October 1, 1995.
 (3.1)    Bylaws of the Company, as amended.                                          Exhibit 3.2 to the Company's
                                                                                      Registration Statement (No. 33-54657)
                                                                                      on Form S-3.
 (3.2)    Restated Certificate of Incorporation of the Company.                       Exhibit 3.1 to the Company's
                                                                                      Registration Statement (No. 33-54657)
                                                                                      on Form S-3.
 (4.1)    Specimen of Common Stock Certificate.                                       Exhibit 4.1 to the Company's
                                                                                      Registration Statement (No. 2-97822) on
                                                                                      Form S-1.
 (4.2)    Specimen Fixed Rate Note under the Company's Medium-Term Note Program,      Exhibit 4.1 to the Company's Current
          pursuant to which it may issue, from time to time, up to $200 million       Report on Form 8-K dated February 14,
          aggregate principal amount of its Medium-Term Notes, Series A.              1990.
 (4.3)    Specimen Floating Rate Note under the Company's Medium-Term Note Program,   Exhibit 4.2 to the Company's Current
          pursuant to which it may issue, from time to time, up to $200 million       report on Form 8-K dated February 14,
          aggregate principal amount of its Medium-Term Notes, Series A.              1990.
 (4.4)    Indenture dated as of October 15, 1989 between the Company and              Exhibit 4. to the Company's
          Manufacturers Hanover Trust Company of California, as Trustee, in           Registration Statement (No. 33-31784)
          connection with the Company's $200 million shelf registration of its        on Form S-3 as filed on February 14,
          Medium-Term Notes, Series A, due from nine months to 30 years from date of  1990.
          issue.
 (4.5)    Selling Agency Agreement, dated as of February 14, 1990, between the        Exhibit 1.2 to the Company's
          Company and Salomon Brothers and Goldman Sachs, as Agents, in connection    Registration Statement (No. 33-31784)
          with the Company's $200 million Medium-Term Notes, Series A, due from nine  on Form S-3 as filed on February 14,
          months to 30 years from date of issue.                                      1990.
 (4.6)    Form of Debenture issued by the Company to two shareholders of Sunbelt      Exhibit 4.04 to the Company's Current
          Coca-Cola Bottling Company, Inc. dated as of December 19, 1991.             Report on Form 8-K dated December 19,
                                                                                      1991.
 (4.7)    Commercial Paper Dealer Agreement, dated as of February 11, 1993, between   Exhibit 4.14 to the Company's Annual
          the Company and Citicorp Securities Markets, Inc., as co-agent.             Report on Form 10-K for the fiscal year
                                                                                      ended January 3, 1993.
 (4.8)    Amended and restated commercial paper agreement, dated as of November 14,   Exhibit 4.13 to the Company's Annual
          1994, between the Company and Goldman Sachs Money Markets, L.P.             Report on Form 10-K for the fiscal year
                                                                                      ended January 1, 1995.
 (4.9)    Supplemental Indenture, dated as of March 3, 1995, between the Company and  Exhibit 4.15 to the Company's Annual
          NationsBank of Georgia, National Association, as Trustee.                   Report, as amended, on Form 10-K/A-2
                                                                                      for the fiscal year ended January 1,
                                                                                      1995.
 (4.10)   First Omnibus Amendment to Purchase Agreements, dated as of June 26, 1995,  Exhibit 4.1 to the Company's Quarterly
          by and among the Company, as Seller, Corporate Receivables Corporation, as  Report on Form 10-Q for the quarter the Investor, and Citicorp North America, Inc., individually and as agent.  ended July 2, 1995.
 (4.11)   Form of the Company's 6.85% Debentures due 2007.                            Exhibit 4.1 to the Company's Quarterly
                                                                                      Report on Form 10-Q for the quarter
                                                                                      ended October 1, 1995.
 (4.12)   The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

 (4.13)   Loan Agreement dated as of November 20, 1995 between the Company and LTCB   Exhibit 4.13 to the Company's Annual
                                                                                      Report on Form 10-K for the fiscal
                                                                                      year ended December 31, 1995.
          Trust Company, as Agent, and other banks named therein.
 (4.14)   Amended and Restated Credit Agreement dated as of December 21, 1995         Exhibit 4.14 to the Company's Annual
          between the Company and NationsBank, N.A., Bank of America National Trust   Report on Form 10-K for the fiscal
                                                                                      year ended December 31, 1995.
          and Savings Association and other banks named therein.
(10.1)    Employment Agreement of James L. Moore, Jr. dated as of March 16, 1987.**   Exhibit 10.2 to the Company's Annual
                                                                                      Report on Form 10-K for the fiscal year
                                                                                      ended December 31, 1986.
(10.2)    Amendment, dated as of May 18, 1994, to Employment Agreement designated as  Exhibit 10.84 to the Company's Annual
          Exhibit 10.1**                                                             Report on Form 10-K for the fiscal year
                                                                                      ended January 1, 1995.
(10.3)    Stock Rights and Restrictions Agreement by and between Coca-Cola Bottling   Exhibit 28.01 to the Company's Current
          Co. Consolidated and The Coca-Cola Company dated January 27, 1989.          Report on Form 8-K dated January 27,
                                                                                      1989.
(10.4)    Description and examples of bottling franchise agreements between the       Exhibit 10.20 to the Company's Annual
          Company and The Coca-Cola Company.                                          Report on Form 10-K for the fiscal year
                                                                                      ended December 31, 1988.
(10.5)    Lease, dated as of December 11, 1974, by and between the Company and the    Exhibit 19.6 to the Company's Annual
          Ragland Corporation, related to the production/ distribution facility in    Report on Form 10-K for the fiscal year
          Nashville, Tennessee.                                                       ended December 31, 1988.
(10.6)    Amendment to Lease Agreement designated as Exhibit 10.5.                    Exhibit 19.7 to the Company's Annual
                                                                                      Report on Form 10-K for the fiscal year
                                                                                      ended December 31, 1988.
(10.7)    Second Amendment to Lease Agreement designated as Exhibit 10.5.             Exhibit 19.8 to the Company's Annual
                                                                                      Report on Form 10-K for the fiscal year
                                                                                      ended December 31, 1988.
(10.8)    Supplemental Savings Incentive Plan, dated as of April 1, 1990 between      Exhibit 10.36 to the Company's Annual
          certain Eligible Employees of the Company and the Company.**                Report on Form 10-K for the fiscal year
                                                                                      ended December 30, 1990.
(10.9)    Description and example of Deferred Compensation Agreement, dated as of     Exhibit 19.1 to the Company's Annual
          October 1, 1987, between Eligible Employees of the Company and the Company  Report on Form 10-K for the fiscal year
          under the Officer's Split-Dollar Life Insurance Plan.**                     ended December 30, 1990.
(10.10)   Consolidated/Sunbelt Acquisition Agreement, dated as of December 19, 1991,  Exhibit 2.01 to the Company's Current
          by and among the Company and the shareholders of Sunbelt Coca-Cola          Report on Form 8-K dated December 19,
          Bottling Company, Inc.                                                      1991.
(10.11)   Officer Retention Plan, dated as of January 1, 1991, between certain        Exhibit 10.47 to the Company's Annual
          Eligible Officers of the Company and the Company.**                         Report on Form 10-K for the fiscal year
                                                                                      ended December 29, 1991.
(10.12)   Acquisition Agreement, by and among Sunbelt Coca-Cola Bottling Company,     Exhibit 10.50 to the Company's Annual
          Inc., Sunbelt Carolina Acquisition Company,Inc., certain of the common      Report on Form 10-K for the fiscal year
          stockholders of Coca-Cola Bottling Co. Affiliated, Inc., and the            ended December 29, 1991.
          stockholders of TRNH, Inc., dated as of November 7, 1989.
(10.13)   Amendment Number One to the Sunbelt/Affiliated Acquisition Agreement,       Exhibit 10.04 to the Company's
          dated as of December 29, 1989, between Sunbelt Coca-Cola Bottling Company,  Quarterly Report on Form 10-Q for the
          Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common     quarter ended March 29, 1992.
          stockholders of Coca-Cola Bottling Co. Affiliated, Inc. and the
          stockholders of TRNH, Inc.
(10.14)   Amendment Number Two to the Sunbelt/Affiliated Acquisition Agreement,       Exhibit 10.05 to the Company's
          dated as of December 29, 1989, between Sunbelt Coca-Cola Bottling Company,  Quarterly Report on Form 10-Q for the
          Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common     quarter ended March 29, 1992.
          stockholders of Coca-Cola Bottling Co. Affiliated, Inc. and the
          stockholders of TRNH, Inc.

(10.15)   Amendment Number Three to the Sunbelt/Affiliated Acquisition Agreement,     Exhibit 10.06 to the Company's
          dated as of December 29, 1989, between Sunbelt Coca-Cola Bottling Company,  Quarterly Report on Form 10-Q for the
          Inc., Sunbelt Carolina Acquisition Company, Inc., certain of the common     quarter ended March 29, 1992.
          stockholders of Coca-Cola Bottling Co. Affiliated, Inc. and the
          stockholders of TRNH, Inc.
(10.16)   Lease Agreement, dated as of November 30, 1992, between the Company and     Exhibit 10.38 to the Company's Annual
          Harrison Limited Partnership One, related to the Snyder Production Center   Report on Form 10-K for the fiscal year
          in Charlotte, North Carolina.                                               ended January 3, 1993.
(10.17)   Termination and Release Agreement dated as of March 27, 1992, by and among  Exhibit 10.43 to the Company's Annual
          Sunbelt Coca-Cola Bottling Company, Coca-Cola Bottling Co. Affiliated,      Report on Form 10-K for the fiscal year
          Inc., the agent for holders of certain debentures of Sunbelt issued         ended January 3, 1993.
          pursuant to a certain Indenture dated as of January 11, 1990, as amended, and Wilmington Trust Company which acted as trustee under the Indenture.
(10.18)   Reorganization Plan and Agreement by and among Coca-Cola Bottling Co.       Exhibit 10.03 to the Company's
          Consolidated, Chopper Acquisitions, Inc., Whirl-i-Bird, Inc. and J. Frank   Quarterly Report on Form 10-Q for the
          Harrison, Jr.                                                               quarter ended April 4, 1993.
(10.19)   Partnership Agreement of Carolina Coca-Cola Bottling Partnership,* dated    Exhibit 2.01 to the Company's Current
          as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments,   Report on Form 8-K dated July 2, 1993.
          Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc.,
          Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.
(10.20)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina   Exhibit 2.02 to the Company's Current
          Coca-Cola Bottling Partnership,* Coca-Cola Bottling Co. Affiliated, Inc.    Report on Form 8-K dated July 2, 1993.
          and Coca-Cola Bottling Co. Consolidated.
(10.21)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina   Exhibit 2.03 to the Company's Current
          Coca-Cola Bottling Partnership,* Fayetteville Coca-Cola Bottling Company    Report on Form 8-K dated July 2, 1993.
          and Coca-Cola Bottling Co. Consolidated.
(10.22)   Asset Purchase Agreement, dated as of July 2, 1993, by and among Carolina   Exhibit 2.04 to the Company's Current
          Coca-Cola Bottling Partnership,* Palmetto Bottling Company and Coca-Cola    Report on Form 8-K dated July 2, 1993.
          Bottling Co. Consolidated.
(10.23)   Definition and Adjustment Agreement, dated July 2, 1993, by and among       Exhibit 2.05 to the Company's Current
          Carolina Coca-Cola Bottling Partnership,* Coca-Cola Ventures, Inc.,         Report on Form 8-K dated July 2, 1993.
          Coca-Cola Bottling Co. Consolidated, CCBC of Wilmington, Inc., Carolina
          Coca-Cola Bottling Investments, Inc., The Coca-Cola Company, Carolina
          Coca-Cola Holding Company, The Coastal Coca-Cola Bottling Company, Eastern
          Carolina Coca-Cola Bottling Company, Inc., Coca-Cola Bottling Co.
          Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto
          Bottling Company.
(10.24)   Management Agreement, dated as of July 2, 1993, by and among Coca-Cola      Exhibit 10.01 to the Company's Current
          Bottling Co. Consolidated, Carolina Coca-Cola Bottling Partnership,* CCBC   Report on Form 8-K dated July 2, 1993.
          of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc.,
          Coca-Cola Ventures, Inc. and Palmetto Bottling Company.
(10.25)   Post-Retirement Medical and Life Insurance Benefit Reimbursement            Exhibit 10.02 to the Company's Current
          Agreement, dated July 2, 1993, by and between Carolina Coca-Cola Bottling   Report on Form 8-K dated July 2, 1993.
          Partnership* and Coca-Cola Bottling Co. Consolidated.
(10.26)   Aiken Asset Purchase Agreement, dated as of August 6, 1993, by and among    Exhibit 2.01 to the Company's Quarterly
          Carolina Coca-Cola Bottling Partnership,* Palmetto Bottling Company and     Report on Form 10-Q for the quarter
          Coca-Cola Bottling Co. Consolidated.                                        ended July 4, 1993.
(10.27)   Aiken Definition and Adjustment Agreement, dated as of August 6, 1993, by   Exhibit 2.02 to the Company's Quarterly
          and among Carolina Coca-Cola Bottling Partnership, Coca-Cola Ventures,      Report on Form 10-Q for the quarter
          Inc., Coca-Cola Bottling Co. Consolidated, Carolina Coca-Cola Bottling      ended July 4, 1993.
          Investments, Inc., The Coca-Cola Company and Palmetto Bottling Company.
(10.28)   Lease Agreement, dated as of June 1, 1993, between the Company and Beacon   Exhibit 10.01 to the Company's
          Investment Corporation, related to the Company's corporate headquarters in  Quarterly Report on Form 10-Q for the
          Charlotte, North Carolina.                                                  quarter ended July 4, 1993.
(10.29)   Amended and Restated Guaranty Agreement, dated as of July 15, 1993 re:      Exhibit 10.06 to the Company's
          Southeastern Container, Inc.                                                Quarterly Report on Form 10-Q for the
                                                                                      quarter ended July 4, 1993.

(10.30)   Agreement, dated as of December 23, 1993, between the Company and Western   Exhibit 10.1 to the Company's Quarterly
          Container Corporation covering purchase of PET bottles.                     Report on Form 10-Q for the quarter
                                                                                      ended October 2, 1994.
(10.31)   Management Agreement, dated as of June 1, 1994, by and among Coca-Cola      Exhibit 10.6 to the Company's Quarterly
          Bottling Co. Consolidated and South Atlantic Canners, Inc.                  Report on Form 10-Q for the quarter
                                                                                      ended July 3, 1994.
(10.32)   Guaranty Agreement, dated as of July 22, 1994, between Coca-Cola Bottling   Exhibit 10.7 to the Company's Quarterly
          Co. Consolidated and Wachovia Bank of North Carolina, N.A.                  Report on Form 10-Q for the quarter
                                                                                      ended July 3, 1994.
(10.33)   Selling Agency Agreement, dated as of March 3, 1995, between the Company,   Exhibit 10.83 to the Company's Annual
          Salomon Brothers Inc. and Citicorp Securities, Inc.                         Report on Form 10-K for the fiscal year
                                                                                      ended January 1, 1995.
(10.34)   Agreement, dated as of March 1, 1994, between the Company and South         Exhibit 10.85 to the Company's Annual
          Atlantic Canners, Inc.                                                      Report on Form 10-K for the fiscal year
                                                                                      ended January 1, 1995.
(10.35)   Stock Option Agreement, dated as of March 8, 1989, of J. Frank Harrison,    Exhibit 10.86 to the Company's Annual
          Jr.**                                                                       Report on Form 10-K for the fiscal year
                                                                                      ended January 1, 1995.
(10.36)   Stock Option Agreement, dated as of August 9, 1989, of J. Frank Harrison,   Exhibit 10.87 to the Company's Annual
          III.**                                                                      Report on Form 10-K for the fiscal year
                                                                                      ended January 1, 1995.
(10.37)   First Amendment to Credit Agreement, Line of Credit Note and Mortgage, and  Exhibit 10.8 to the Company's Quarterly
          Reaffirmation of Term Note, Security Agreement, Guaranty Agreement and      Report on Form 10-Q for the quarter
          Addendum to Guaranty Agreement, dated as of March 31, 1995, by and among    ended April 2, 1995.
          the Company, South Atlantic Canners, Inc. and Wachovia Bank of North
          Carolina, N.A.
(10.38)   Guaranty Agreement and Addendum, dated as of March 31, 1995, between the    Exhibit 10.9 to the Company's Quarterly
          Company and Wachovia Bank of North Carolina, N.A.                           Report on Form 10-Q for the quarter
                                                                                      ended April 2, 1995.
(10.39)   Can Supply Agreement, dated November 7, 1995, between the Company and       Exhibit 10.16 to the Company's
          American National Can Company.                                              Quarterly Report on Form 10-Q for the
                                                                                      quarter ended October 1, 1995.
(10.40)   Lease Agreement, dated as of July 17, 1988, between the Company and GE      Exhibit 19.4 to the Company's Quarterly
          Capital Fleet Services covering various vehicles.                           Report on Form 10-Q for the quarter
                                                                                      ended March 31, 1990.
(10.41)   Master Motor Vehicle Lease Agreement, dated as of December 15, 1988,        Exhibit 19.5 to the Company's Quarterly
          between the Company and Citicorp North America, Inc. covering various       Report on Form 10-Q for the quarter
          vehicles.                                                                   ended March 31, 1990.
(10.42)   Master Lease Agreement, beginning on April 12, 1989, between the Company    Exhibit 19.6 to the Company's Quarterly
          and Citicorp North America, Inc. covering various equipment.                Report on Form 10-Q for the quarter
                                                                                      ended March 31, 1990.
(10.43)   Master Lease Agreement, dated as of January 7, 1992 between the Company     Exhibit 10.01 to the Company's
          and Signet Leasing and Financial Corporation covering various vehicles.     Quarterly Report on Form 10-Q for the
                                                                                      quarter ended March 29, 1992.
(10.44)   Master Equipment Lease, dated as of February 9, 1993, between the Company   Exhibit 10.37 to the Company's Annual
          and Coca-Cola Financial Corporation covering various vending machines.      Report on Form 10-K for the fiscal year
                                                                                      ended January 3, 1993.
(10.45)   Motor Vehicle Lease Agreement No. 790855, dated as of December 31, 1992,    Exhibit 10.39 to the Company's Annual
          between the Company and Citicorp Leasing, Inc. covering various vehicles.   Report on Form 10-K for the fiscal year
                                                                                      ended January 3, 1993.
(10.46)   Master Lease Agreement, dated as of February 18, 1992, between the Company  Exhibit 10.69 to the Company's Annual
          and Citicorp Leasing, Inc. covering various equipment.                      Report on Form 10-K for the fiscal year
                                                                                      ended January 2, 1994.
(10.47)   Lease Agreement dated as of December 15, 1994 between the Company and BA    Exhibit 10.1 to the Company's Quarterly
          Leasing & Capital Corporation.                                              Report on Form 10-Q for the quarter
                                                                                      ended April 2, 1995.
(10.48)   Beverage Can and End Agreement dated November 9, 1995 between the Company   Exhibit 10.48 to the Company's Annual
          and Ball Metal Beverage Container Group.                                    Report on Form 10-K for the fiscal year
                                                                                      ended December 31, 1995.

(10.49)   Member Purchase Agreement, dated as of August 1, 1994 between the Company   Exhibit 10.49 to the Company's Annual
          and South Atlantic Canners, Inc., regarding minimum annual purchase         Report on Form 10-K for the fiscal year
          requirements of canned product by the Company.                              ended December 31, 1995.
(10.50)   Member Purchase Agreement, dated as of August 1, 1994 between the Company   Exhibit 10.50 to the Company's Annual
          and South Atlantic Canners, Inc., regarding minimum annual purchase         Report on Form 10-K for the fiscal year
          requirements of 20 ounce PET product by the Company.                        ended December 31, 1995.
(10.51)   Member Purchase Agreement, dated as of August 1, 1994 between the Company   Exhibit 10.51 to the Company's Annual
          and South Atlantic Canners, Inc., regarding minimum annual purchase         Report on Form 10-K for the fiscal year
          requirements of 2 Liter PET product by the Company.                         ended December 31, 1995.
(10.52)   Member Purchase Agreement, dated as of August 1, 1994 between the Company   Exhibit 10.52 to the Company's Annual
          and South Atlantic Canners, Inc., regarding minimum annual purchase         Report on Form 10-K for the fiscal year
          requirements of 3 Liter PET product by the Company.                         ended December 31, 1995.

(99.1)    Audited Financial Statements of Piedmont Coca-Cola Bottling Partnership     Included as Item 14D of Part IV to the
          for the 1994 fiscal period.                                                 Company's Annual Report on Form 10-K
                                                                                      for the fiscal year ended January 1,
                                                                                      1995.

(ii) Other Exhibits:

(10.53)   Description of the Company's 1997 Bonus Plan for officers.**                Exhibit included in this filing.
(10.54)   Agreement for Consultation and Services between the Company and J. Frank    Exhibit included in this filing.
          Harrison, Jr.**
(10.55)   Agreement to assume liability for postretirement benefits between the       Exhibit included in this filing.
          Company and Piedmont Coca-Cola Bottling Partnership.
(21.1)    List of subsidiaries.                                                       Exhibit included in this filing.
(23.1)    Consent of Independent Accountants to Incorporation by Reference into Form  Exhibit included in this filing.
          S-3 (Registration No. 33-4325) and Form S-3 (Registration No. 33-54657).
(27.1)    Financial data schedule for period ended December 29, 1996.                 Exhibit included in this filing.
(99.2)    Information, financial statements and exhibits required by Form 11-K with   To be supplied by amendment.
          respect to the Coca-Cola Bottling Co. Consolidated Savings Plan.

* Carolina Coca-Cola Bottling Partnership's name was changed to Piedmont Coca-Cola Bottling Partnership.

** Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.

B. Reports on Form 8-K.

(1) Current Report on Form 8-K dated as of May 15, 1996 relating to the Board of Directors authorization to repurchase up to an aggregate of one million shares of the Company's Common Stock.

(2) Current Report on Form 8-K dated as of November 14, 1996 relating to a Dutch Auction Self Tender to repurchase for cash up to 500,000 shares of the Company's outstanding Common Stock.

(3) Current Report on Form 8-K dated as of December 4, 1996 relating to the appointment of J. Frank Harrison, III as Chairman of the Board of Directors replacing J. Frank Harrison, Jr., who retired.

(4) Current Report on Form 8-K dated as of December 4, 1996 relating to the recording of a fourth quarter non-cash after-tax charge of $2.7 million for a retirement benefit for J. Frank Harrison, Jr., who retired from his position as Chairman of the Board of Directors.

(5) Current Report on Form 8-K dated as of December 16, 1996 relating to preliminary results of the Dutch Auction Self Tender.

(6) Current Report on Form 8-K dated as of January 7, 1997 related to the repurchase of 145,260 shares of the Company's Common Stock from a single shareholder.

                                                                     SCHEDULE II

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                                                            ADDITIONS
                                                                              BALANCE AT    CHARGED TO
                                                                              BEGINNING     COSTS AND                   BALANCE AT
DESCRIPTION                                                                    OF YEAR       EXPENSES     DEDUCTIONS    END OF YEAR
Allowance for doubtful accounts:
Fiscal year ended December 29, 1996........................................      $406          $436          $432          $ 410
Fiscal year ended December 31, 1995........................................      $400          $319          $313          $ 406
Fiscal year ended January 1, 1995..........................................      $425          $600          $625          $ 400

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

                                         COCA-COLA BOTTLING CO. CONSOLIDATED
                                                        (REGISTRANT)

Date: March 25, 1997

                                         By: /s/    J. FRANK HARRISON, III
                                                  J. FRANK HARRISON, III
                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                                 AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        By: /s/         J. FRANK HARRISON, JR.          Chairman Emeritus of the Board of Directors and   March 25, 1997
                J. FRANK HARRISON, JR.                    Director

        By: /s/          J. FRANK HARRISON, III          Chairman of the Board of Directors, Chief        March 25, 1997
                J. FRANK HARRISON, III                   Executive Officer and Director

        By: /s/           JAMES L. MOORE, JR.           President and Chief Operating Officer and         March 25, 1997
                 JAMES L. MOORE, JR.                    Director

          By: /s/             REID M. HENSON            Vice Chairman of the Board of Directors and       March 25, 1997
                    REID M. HENSON                      Director

          By: /s/           H. W. MCKAY BELK            Director                                          March 25, 1997
                   H. W. MCKAY BELK

          By: /s/              JOHN M. BELK             Director                                          March 25, 1997
                     JOHN M. BELK

          By: /s/              H. REID JONES            Director                                          March 25, 1997
                    H. REID JONES

        By: /s/          DAVID L. KENNEDY, JR.          Director                                          March 25, 1997
                DAVID L. KENNEDY, JR.

          By: /s/           NED R. MCWHERTER            Director                                          March 25, 1997
                   NED R. MCWHERTER

         By: /s/          JOHN W. MURREY, III           Director                                          March 25, 1997
                 JOHN W. MURREY, III

         By: /s/             DAVID V. SINGER            Vice President and Chief Financial Officer        March 25, 1997
                   DAVID V. SINGER

         By: /s/          STEVEN D. WESTPHAL            Vice President and Chief Accounting Officer       March 25, 1997
                  STEVEN D. WESTPHAL