Form 10-K/A
period 1996-12-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1997-04-10
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference
Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 1997 Annual
Meeting of Shareholders ..................................Part III, Items 10-13

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 29, 1996, which was filed with the Commission on March 25, 1997, as set forth in the pages attached hereto:

         A. Part IV, Item 14 A.3(ii) of the Annual Report on Form 10-K is amended to reflect the filing of amended Exhibit (10.53), "Description of the Company's 1997 Annual Bonus Plan for Officers."


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


                                     COCA-COLA BOTTLING CO. CONSOLIDATED
                                                 (Registrant)





                                     By:          /s/ David V. Singer
                                                      David V. Singer
                                        Vice President & Chief Financial Officer



Dated:   April 10, 1997

                       COCA-COLA BOTTLING CO. CONSOLIDATED
                                ANNUAL BONUS PLAN

PURPOSE

The purpose of this Annual Bonus Plan (the "PLAN") is to promote the best interests of the Company and its Shareholders by providing key management employees with additional incentives to assist the Company in meeting and exceeding its business goals.

PLAN ADMINISTRATION

The Plan will be administered by the Compensation Committee as elected by the Board of Directors; PROVIDED THAT, so long as the Company and the Plan are subject to the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended ("SECTION 162(M)"), either the Compensation Committee shall be composed solely of two or more directors who qualify as "outside directors" under Section 162(m) or, if for any reason one or more members of the Compensation Committee cannot qualify as "outside directors," the Board shall appoint a separate Bonus Plan Committee composed of two or more "outside directors" which shall have all of the powers otherwise granted to the Compensation Committee to administer the Plan. All references herein to the "COMMITTEE" shall be deemed to refer to either the Compensation Committee or to the Bonus Plan Committee, as applicable at any given time. The Committee is authorized to establish new guidelines for administration of the Plan, delegate certain tasks to management, make determinations and interpretations under the Plan, and to make awards pursuant to the Plan; PROVIDED, HOWEVER, that the Committee shall at all times be required to exercise these discretionary powers in a manner, and subject to such limitations, as will permit all payments under the Plan to "covered employees" (as defined in Section 162(m)) to continue to qualify as "performance-based compensation" for purposes of Section 162(m), and any action taken by the Committee shall automatically be deemed null and void to the extent (if any) that it would have the effect of destroying such qualification. Subject to the foregoing, all determinations and interpretations of the Committee will be binding upon the Company and each participant.

PLAN GUIDELINES

ELIGIBILITY: The Committee is authorized to grant cash awards to any officer, including officers who are directors and to other employees of the Company and its affiliates in key positions.

PARTICIPATION: Management will recommend annually key positions which should qualify for awards under the Plan. The Committee has full and final authority in its discretion to select the key positions eligible for awards. Management will inform individuals in selected key positions of their participation in the Plan.

QUALIFICATION AND AMOUNT OF AWARD:
1.       Participants will qualify for awards under the Plan based on:
         (a)      Corporate goals set for the fiscal year.
         (b)      Division/Manufacturing Center goals or
                  individual goals set for the fiscal year.
         (c) The Committee may, in its sole discretion, eliminate any individual award, or reduce (but not increase) the amount of compensation payable with respect to any individual award.
2.       The total cash award to the participant will be computed as follows:
                Gross Cash Award = Base Salary X Approved Bonus % Factor X Indexed Performance Factor X Overall Goal Achievement Factor.
         Notwithstanding the above formula, the maximum cash award that may be made to any individual participant based upon performance for any fiscal year period shall be $1,000,000.
3. The Base Salary is simply the participant's base salary level set for the fiscal year. The Approved Bonus % Factor is a number set by the Committee (maximum = 100%) to reflect each participant's relative responsibility and the contribution to Company performance attributed to each participant's position with the Company.
4. The Indexed Performance Factor is determined by the Committee prior to making payments of awards for each fiscal year, based on each individual's performance during such fiscal year. Since the Committee is necessarily required to evaluate subjective factors related to each individual's performance in order to arrive at this number, and since such evaluations cannot be made until after the close of the fiscal year to which the award relates, the Indexed Performance Factor will automatically be set at 1.2 for all participants who are "covered employees" (as defined in Section 162(m)), in order to allow awards to such participants to qualify as "performance-based compensation" that is not subject to the deduction limits of Section 162(m).
5. The Overall Goal Achievement Factor used in calculating the Gross Cash Award for each participant will be determined on the basis of multiplying the weightage factor specified in ANNEX A attached hereto for each of the six performance criteria specified therein (Operating Cash Flow (as defined in ANNEX A), Free Cash Flow (as defined in ANNEX
         A), Net Income, Unit Volume, Market Share, and an overall Value Measure (as defined in ANNEX A)) by the percentage specified in the following table for the level of performance achieved with respect to each such goal:

                       Goal Achievement                    Amount of Award
                        (in percent)                      (as a % of max.)

                         89.0 or less                              0
                         89.1-94                                  80
                         94.1-97                                  90
                         97.1-100                                100
                        100.1-105                                110
                        105.1-110                                120


6. The Committee will review and approve all awards. The Committee has full and final authority in its discretion to adjust the Gross Cash Award determined in accordance with the formula described above in arriving at the actual gross amount of the award to be paid to any participant; subject, however, to the limitation that such authority may be exercised in a manner which reduces (by using lower numbers for the Indexed Performance Factor or otherwise), but not in a manner which increases, the Gross Cash Award calculated in accordance with the formula prescribed in Paragraph 2 above. The gross amount will be subject to all local, state and federal minimum tax withholding requirements.
7. Participant must be an employee of the Company on the date of payment to qualify for an award. Any participant who leaves the employ of the Company, voluntarily or involuntarily, prior to the payment date, is ineligible for any bonus. An employee who assumes a key position during the fiscal year may be eligible for a pro-rated award at the option of the Committee, provided the participant has been employed a minimum of three (3) months during the calendar year.

8. Awards under the bonus program will not be made if any material aspects of the bottle contracts with The Coca-Cola Company are violated.

PAYMENT DATE: Awards shall be paid upon determination (and certification by the Committee, as provided below) of the results under each of the performance criteria specified in Paragraph 5 above following the closing of the Company's books for the fiscal year to which such awards relate; PROVIDED, HOWEVER, that the Committee shall have discretion to delay its certification and payment of awards for any fiscal year until following notification from the Company's independent auditors of the final audited results of operations for the fiscal year. In any event, the Committee shall provide written certification that the annual performance goals have been attained, as required by Section 162(m), prior to any payments being made for any fiscal year.

AMENDMENTS, MODIFICATIONS AND TERMINATION

The Committee is authorized to amend, modify or terminate the Plan retroactively at any time, in part or in whole; PROVIDED, HOWEVER, that any such amendment may not cause payments to "covered employees" under the Plan to cease to qualify as "performance-based compensation" under Section 162(m) unless such amendment has been approved by the full Board of Directors of the Company.

SHAREHOLDER APPROVAL REQUIREMENT

So long as the Company and the Plan are subject to the provisions of Section 162(m), no awards shall be paid to any participants under the Plan unless the performance goals under the Plan (including any subsequent Plan amendments as contemplated above) shall have received any approval of the Company's shareholders required in order for all such payments to "covered employees" to qualify as "performance-based compensation" under Section 162(m).

                                     ANNEX A

                        APPROVED PERFORMANCE CRITERIA FOR
                             AWARDING BONUS PAYMENTS

                                 CORPORATE GOALS

                                         WEIGHTAGE
    PERFORMANCE INDICATOR                 FACTOR*                  GOAL

1.  Cash Flow:

    Operating Cash Flow (A)            Approved Plan          Approved Budget

    Free Cash Flow (B)                 Approved Plan          Approved Budget

2.  Net Income                         Approved Plan          Approved Budget

3.  Unit Volume                        Approved Plan          Approved Budget

4.  Market Share                       Approved Plan          Approved Plan

5.  Value Measure                      Approved Plan          Approved Budget
    (9 X OCF - Debt)

    Total                                    100%

* To be set as Part of Approved Plan

NOTES:

1.   A.           Operating cash flow is defined as income from operations
                  before depreciation and amortization of goodwill and
                  intangibles.
1.   B.           Free cash flow is defined as the net cash available for
                  debt paydown after considering non-cash charges, capital expenditures, taxes and adjustments for changes in assets and liabilities, but before payment of cash dividends.
                  Specifically excluded would be acquisitions and capital expenditures made because of acquisitions. Specifically excluded from free cash flow are net proceeds from:

                  -        Sales of franchise territories
                  -        Sales of real estate
                  -        Sales of other assets
                  -        Other items as defined by the Committee.

2. Net Income is defined as the after-tax reported earnings of the Company.
3. Unit Volume is defined as bottle, can and pre-mix cases, converted to 8 oz. cases.
4. If, and to the extent that, excluding any of the following items increases the level of goal achievement with respect to any of the performance indicators, then such item shall be excluded from determination of the level of goal achievement:

         -        Unbudgeted events of more than $50,000.
         - Impact of non-budgeted acquisition or joint venture transactions occurring after the commencement of the fiscal year performance period.
         - Adjustments required to implement unbudgeted changes in accounting principles (I.E., new FASB rulings).
         -        Unbudgeted changes in depreciation and amortization schedules.
         - Unbudgeted premiums paid or received due to the retirement or refinancing of debt or hedging vehicles.
         The Committee shall, however, have discretion to include any of these specifically excluded items, but only to the extent that the exercise of such discretion would reduce (but not increase) the amount of any award otherwise payable under the Plan.
5. Bonus program will not be in force if any material aspects of the Bottle Contracts with TCCC are violated.

6. For purposes of determining incentive compensation, accounting practices and principles used to calculate "actual" results will be consistent with those used in calculating the budget.