Form 10-Q
period 1997-03-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1997-05-14
CIK 317540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               March 30, 1997


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

                  Class                         Outstanding at April 26, 1997
Common Stock, $1 Par Value                               7,044,985
Class B Common Stock, $1 Par Value                       1,319,862

                         PART I - FINANCIAL INFORMATION


Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 In Thousands (Except Share Data)




                                                        March 30,   Dec. 29,   March 31,
                                                          1997        1996       1996
ASSETS

Current Assets:
Cash                                                    $  3,557   $  2,941   $  2,479
Accounts receivable, trade, less allowance for
 doubtful accounts of $416, $410 and $391                 47,193     50,918      9,847
Accounts receivable from The Coca-Cola Company             5,565      2,392      8,167
Due from Piedmont Coca-Cola Bottling Partnership           4,613      5,888      5,156
Accounts receivable, other                                 7,777      8,216      5,292
Inventories                                               32,770     30,787     30,935
Prepaid expenses and other current assets                  9,645      9,453      6,944
  Total current assets                                   111,120    110,595     68,820

Property, plant and equipment, less accumulated
 depreciation of $166,615, $161,615 and $157,341         251,980    190,073    190,582
Investment in Piedmont Coca-Cola Bottling Partnership     63,645     64,462     64,700
Other assets                                              35,464     33,802     33,861
Identifiable intangible assets, less accumulated
 amortization of $97,870, $95,403 and $88,002            238,348    238,115    245,516
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $26,842, $26,269 and $24,552             64,777     65,349     67,067


Total                                                   $765,334   $702,396   $670,546





See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                       March 30,     Dec. 29,      March 31,
                                                         1997          1996         1996
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year      $     135    $     105    $     120
Accounts payable and accrued liabilities                  55,858       56,939       57,820
Accounts payable to The Coca-Cola Company                  2,215        3,249        4,425
Accrued compensation                                       3,060        5,275        2,661
Accrued interest payable                                   7,521       11,112        5,864
  Total current liabilities                               68,789       76,680       70,890
Deferred income taxes                                    107,512      108,403       97,856
Deferred credits                                          12,540       12,096        9,970
Other liabilities                                         46,464       43,495       31,871
Long-term debt                                           529,749      439,453      422,374
  Total liabilities                                      765,054      680,127      632,961

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,107,359, 10,107,359 and 10,090,859 shares      10,107       10,107       10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,947,976, 1,947,976 and 1,964,476 shares          1,948        1,948        1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                           109,347      111,439      118,409
Accumulated deficit                                      (59,764)     (59,868)     (75,095)
Minimum pension liability adjustment                        (104)        (104)        (138)
                                                          61,534       63,522       55,231
Less-Treasury stock, at cost:
 Common-3,062,374, 2,641,490 and 2,132,800 shares         60,845       40,844       17,237
 Class B Common-628,114 shares                               409          409          409
  Total shareholders' equity                                 280       22,269       37,585

Total                                                  $ 765,334    $ 702,396    $ 670,546

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands





                                           Capital                   Minimum
                                  Class B     in                     Pension
                      Common      Common   Excess of  Accumulated   Liability  Treasury
                       Stock       Stock   Par Value    Deficit     Adjustment   Stock
Balance on
 December 31, 1995   $ 10,090    $  1,965   $120,733   $(76,032)   $   (138)   $ 17,646
Net income                                                  937
Cash dividends
 paid:  Common                                (2,324)
Balance on
 March 31, 1996      $ 10,090    $  1,965   $118,409   $(75,095)   $   (138)   $ 17,646




Balance on
 December 29, 1996   $ 10,107    $  1,948   $111,439   $(59,868)   $   (104)   $ 41,253
Net income                                                  104
Cash dividends
 paid:  Common                                (2,092)
Purchase of
 Common Stock                                                                  $ 20,001
Balance on
 March 30, 1997      $ 10,107    $  1,948   $109,347   $(59,764)   $   (104)   $ 61,254








See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)





                                                                   First Quarter
                                                                 1997         1996
Net sales (includes sales to Piedmont of $10,591 and
   $12,075)                                                   $ 178,395    $ 171,996
Cost of sales, excluding depreciation shown below
 (includes $8,603 and $10,594 related to sales to Piedmont)      99,450       98,268
Gross margin                                                     78,945       73,728
Selling expenses                                                 44,064       40,726
General and administrative expenses                              13,988       12,708
Depreciation expense                                              8,133        7,007
Amortization of goodwill and intangibles                          3,064        3,057
Income from operations                                            9,696       10,230

Interest expense                                                  9,124        7,693
Other income (expense), net                                        (407)        (982)
Income before income taxes                                          165        1,555
Federal and state income taxes                                       61          618
Net income                                                    $     104    $     937

Net income per share                                          $     .01    $     .10

Cash dividends per share:
 Common Stock                                                 $     .25    $     .25
 Class B Common Stock                                               .25          .25
Weighted average number of Common and
 Class B Common shares outstanding                                8,535        9,294





See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands


                                                              First Quarter
                                                            1997         1996
Cash Flows from Operating Activities
Net income                                                 $    104    $    937
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                        8,133       7,007
  Amortization of goodwill and intangibles                    3,064       3,057
  Deferred income taxes                                          61         618
  Losses on sale of property, plant and equipment               298         311
  Amortization of debt costs                                    141         131
  Undistributed losses of Piedmont Coca-Cola Bottling
    Partnership                                                 817         924
  Increase in current assets less current liabilities        (7,799)     (8,202)
  Increase in other noncurrent assets                        (1,017)       (721)
  Increase in other noncurrent liabilities                    2,810       2,296
  Other                                                                       2
Total adjustments                                             6,508       5,423
Net cash provided by operating activities                     6,612       6,360

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                 90,521       2,884
Payments on long-term debt                                     (226)       (405)
Purchase of Common Stock                                    (20,001)
Cash dividends paid                                          (2,092)     (2,324)
Other                                                          (349)       (368)
Net cash provided by (used in) financing activities          67,853        (213)

Cash Flows from Investing Activities
Additions to property, plant and equipment                  (70,339)     (6,123)
Proceeds from the sale of property, plant and equipment           1          21
Acquisition of companies, net of cash acquired               (3,511)
Net cash used in investing activities                       (73,849)     (6,102)
Net increase in cash                                            616          45
Cash at beginning of period                                   2,941       2,434

Cash at end of period                                      $  3,557    $  2,479



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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996 filed with the Securities and Exchange Commission.

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

                                                           First Quarter
In Thousands                                         1997                1996

Net sales                                           $ 52,831           $ 47,925
Gross margin                                          23,728             20,409
Income from operations                                 1,384                728
Net loss                                              (1,634)            (1,849)





3. Inventories

Inventories are summarized as follows:

                                            Mar. 30,      Dec. 29,      Mar. 31,
In Thousands                                  1997          1996          1996

Finished products                            $18,068       $18,888       $19,401
Manufacturing materials                        8,824         9,894        10,207
Plastic pallets and other                      5,878         2,005         1,327

Total inventories                            $32,770       $30,787       $30,935

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

4. Long-Term Debt

Long-term debt is summarized as follows:


                                                               Fixed(F) or
                                                   Interest      Variable   Interest       Mar. 30,      Dec. 29,     Mar. 31,
In Thousands                        Maturity         Rate        (V) Rate     Paid          1997          1996         1996
Lines of Credit                       2001           5.78% -        V        Varies       $134,250      $ 19,720    $  25,490
                                                     6.02%
Revolving Credit                                                                                          24,000

Term Loan Agreement                   2002-          6.20%          V        Varies       170,000        170,000      170,000
                                      2003

Medium-Term Notes                     1998           6.18%          V        Quarterly     10,000         10,000       10,000

Medium-Term Notes                     1998          10.05%          F        Semi-          2,000          2,000        2,000
                                                                              annually

Medium-Term Notes                     1999           7.99%          F        Semi-         28,585         28,585       28,585
                                                                              annually

Medium-Term Notes                     2000          10.00%          F        Semi-         25,500         25,500       25,500
                                                                              annually

Medium-Term Notes                     2002           8.56%          F        Semi-         47,000         47,000       47,000
                                                                              annually

Debentures                            2007           6.85%          F        Semi-        100,000        100,000      100,000
                                                                              annually

Other notes payable                   2000 -         6.85% -        F        Varies        12,549         12,753       13,919
                                      2001          10.00%

                                                                                          529,884        439,558      422,494
Less: Portion of long-
 term debt payable
 within one year                                                                              135            105          120

Long-term debt                                                                           $529,749       $439,453     $422,374

    Coca-Cola Bottling Co. Consolidated
    Notes to Consolidated Financial Statements (Unaudited)



    4. Long-Term Debt (cont.)

    It is the Company's intent to renew its lines of credit and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

    The Company previously had an arrangement under which it had the right to sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $40 million. This arrangement was suspended in the fourth quarter of 1996. The Company had sold trade accounts receivable of $35 million as of March 31, 1996 under this arrangement.

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

    On November 20, 1995, the Company entered into a $170 million term loan agreement with $85 million maturing in November 2002 and $85 million maturing in November 2003. This loan was used to repay two $60 million loans previously entered into by the Company and other bank debt.

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $31.8 million, $32.2 million and $34.6 million as of March 30, 1997, December 29, 1996 and March 31, 1996, respectively.

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

    The Company had weighted average interest rates for its debt portfolio of approximately 6.9%, 7.2% and 7.0% as of March 30, 1997, December 29, 1996 and March 31, 1996, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7.0% during the first quarter of 1996 to an average of 6.9% during the first quarter of 1997. After taking into account the effect of all of the interest rate swap activities, approximately 59%, 51% and 49% of the total debt portfolio was subject to changes in short-term interest rates as of March 30, 1997, December 29, 1996 and March 31, 1996, respectively.

    A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first quarter of 1997 by approximately $.8 million and net income for the first quarter ended March 30, 1997 would have been reduced by approximately $.5 million.

    The Company currently has two interest rate swap agreements. There were no new derivative financial instruments, nor activity with current financial instruments, during the first quarter of 1997.

    Derivative financial instruments were as follows:

                                 March 30, 1997       December 29, 1996       March 31, 1996
                                         Remaining              Remaining             Remaining
    In Thousands                Amount     Term      Amount       Term      Amount      Term
Interest rate swaps-floating   $60,000   6.5 years   $60,000   6.75 years   $60,000   7.5 years

Interest rate swaps-fixed       60,000   6.5 years    60,000   6.75 years    60,000   7.5 years

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



5. Derivative Financial Instruments (cont.)


The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:



                                               March 30, 1997             March 31, 1996
                                            Carrying        Fair       Carrying       Fair
In Thousands                                 Amount         Value       Amount        Value
Balance Sheet Instruments
     Public debt                            $ 213,085    $ 213,908    $ 213,085   $ 215,757
     Non-public variable rate long-term
         debt                                 304,250      304,250      195,490     195,490
     Non-public fixed rate long-term debt      12,549       13,141       13,919      14,899

Off-Balance-Sheet Instruments
     Interest rate swaps                                    (3,879)                  (4,843)


The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:




                                                              First Quarter
In Thousands                                                 1997         1996
Accounts receivable, trade, net                             $ 3,725     $ 2,251
Accounts receivable, The Coca-Cola Company                   (3,173)     (1,443)
Due from Piedmont Coca-Cola Bottling Partnership              1,275        (572)
Accounts receivable, other                                      439       4,201
Inventories                                                  (1,983)     (2,946)
Prepaid expenses and other current assets                      (192)         (9)
Portion of long-term debt payable within one year                30
Accounts payable and accrued liabilities                     (1,081)     (6,929)
Accounts payable, The Coca-Cola Company                      (1,034)        789
Accrued compensation                                         (2,214)     (2,388)
Accrued interest payable                                     (3,591)     (1,156)
Increase in current assets less current liabilities         $(7,799)    $(8,202)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction:

The following discussion presents management's analysis of the results of operations for the first three months of 1997 compared to the first three months of 1996 and changes in financial condition from March 31, 1996 and December 29, 1996 to March 30, 1997.

The Company reported net income of $104,000 or $.01 per share for the first quarter of 1997 compared with net income of $.9 million or $.10 per share for the same period in 1996. The decrease in earnings from the prior year was primarily due to increased interest expense related to higher levels of long-term debt. The higher debt level is due to new borrowings related to Common Stock repurchases, a purchase of vending assets previously leased and the suspension of the Company's program to sell its trade accounts receivable. Interest expense increased by approximately $1.4 million in the first quarter of 1997 over the same period in 1996.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. The Company will adopt the provisions of SFAS 128 for its fiscal year ending December 28, 1997. The Company believes that adoption of the provisions of this statement will not have a material effect on its financial statements.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Results of Operations:

The first quarter was highlighted by strong volume growth across the Company's core brands, which include Coca-Cola classic, diet Coke and Sprite. Franchise net sales increased approximately 6% over the same period in 1996 due primarily to a 9% increase in case volume offset by lower net selling prices. Franchise net selling price per unit for the quarter decreased by 2.9%. The sales volume increase was broad-based across most of the Company's key channels. In addition, the Company posted a 20% increase in fountain volume.

Sprite continued to be the volume growth leader with an increase in volume of 26% over the first quarter of 1996. Gross margin on franchise net sales increased by 7% from 1996. Gross margin was up more than the increase in franchise net sales due to a reduction in cost of sales per unit as a result of lower costs for sweetener and certain packaging materials.

Selling expenses for the first quarter of 1997 increased 8.2% over the first quarter of 1996. Selling expenses increased due to higher sales commission costs related to the sales volume increase, increased marketing costs and increased expenses related to sales development programs.

The increase in sales development funds was related primarily to growth in food store volume. The higher employment costs are attributable to increased sales commission costs as well as the Company's ongoing efforts to improve employee retention in certain key market areas of its franchise territory. General and administrative expenses increased by 10% primarily due to increases in employment costs and professional fees incurred during the first quarter. The rate of increase in general and administrative expenses experienced during the first quarter of 1997 is not expected to continue throughout 1997.

Depreciation expense increased 16% between the first quarter of 1996 and the first quarter of 1997. This increase was due primarily to depreciation expense on vending equipment that was previously leased. The Company purchased $66.3 million of vending equipment in January 1997 which was previously leased. As a result of this transaction, lease expense declined by 11% for the first quarter. Depreciation expense is recognized on a straight-line basis throughout the year while the revenue generated by these assets tends to be more seasonal, with the majority of the revenue coming in the months from April to September.

Interest expense increased 19% from the first quarter of 1996 to the first quarter of 1997 due to several transactions that increased outstanding long-term debt by $107.4 million from March 31, 1996 to March 30, 1997. The Company repurchased approximately 930,000 shares of its Common Stock in three separate transactions between December 1996 and February 1997 for $43.6 million. The Company purchased vending equipment, previously leased, for $66.3 million during January 1997. Additionally, the Company suspended its arrangement to sell its trade accounts receivable during the fourth quarter of 1996. As of March 31, 1996 the Company had sold $35 million of its trade accounts receivable under this program. The Company's overall weighted average interest rate decreased from an average of 7.0% during the first quarter of 1996 to an average of 6.9% during the first quarter of 1997.


Changes in Financial Condition:

Working capital increased $8.4 million from December 31, 1996 and increased $44.4 million from March 31, 1996 to March 31, 1997. The increase from December 31, 1996 resulted principally from decreases in various current liabilities including a decrease in accrued interest payable of $3.6 million. The increase from March 31, 1996 was due principally to an increase in trade accounts receivable of $37.3 million. The Company had sold trade accounts receivable of $35 million as of March 31, 1996 under an arrangement to sell up to $40 million of its trade accounts receivable. The trade accounts receivable sales agreement was suspended during the fourth quarter of 1996 and no trade accounts receivable had been sold as of December 29, 1996 or March 30, 1997. Capital expenditures in the first quarter of 1997, excluding the $66.3 million purchase of previously leased equipment, were $4.0 million as compared to $6.1 million in the first quarter of 1996.

The Company entered into an agreement in April 1997 that will currently provide up to $61 million for the leasing of equipment. This agreement has a favorable cost structure and will be used to obtain the majority of the Company's capital requirements for fleet and vending assets in 1997.

Long-term debt increased by $107.4 million from March 31, 1996 and increased by $90.3 million from December 29, 1996. The increase in long-term debt is due to the repurchase of approximately 930,000 shares of the Company's Common Stock during December 1996 and the first quarter of 1997 for $43.6 million, the purchase of $66.3 million of vending equipment previously leased and the suspension of the arrangement to sell its trade accounts receivable. The Company used its informal lines of credit for the additional borrowings.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of March 30, 1997, the Company had no amounts outstanding under the revolving credit facility and $134.3 million outstanding under the informal lines of credit.

As of March 30, 1997 the debt portfolio had a weighted average interest rate of approximately 6.9% and approximately 59% of the total debt portfolio of $529.8 million was subject to changes in short-term interest rates.

The Company repurchased approximately 930,000 shares of its Common Stock in three separate transactions during December 1996 and the first quarter of 1997. The aggregate cost of these share repurchases was $43.6 million. Management of the Company believes that the repurchase of these shares will further the goal of enhancing long-term shareholder value.

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

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number   Description

         10.1      Participation  Agreement  (Coca-Cola  Trust No. 97-1) dated as of April 10, 1997 between the Company (as Lessee),  First Security  Bank,  National  Association  (solely as Owner
                   Trustee under  Coca-Cola  Trust No. 97-1) and the other  financial  institutions  listed therein.
         10.2      Master  Equipment Lease Agreement  (Coca-Cola Trust No. 97-1) dated as of April 10, 1997 between the Company (as Lessee) and First Security Bank,  National  Association  (solely as Owner Trustee under Coca-Cola Trust No. 97-1).
         27        Financial data schedule for period ended March 30, 1997.



(b)      Reports on Form 8-K

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


                                  COCA-COLA BOTTLING CO. CONSOLIDATED

                                            (REGISTRANT)


Date: May 14, 1997                By: /s/ David V. Singer

                                      David V. Singer
                                  Principal Financial Officer of the Registrant
                                                  and
                                     Vice President - Chief Financial Officer