Form 10-K/A
period 1996-12-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1997-06-27
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K/A-2

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X    No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

State the aggregate market value of voting stock held by non-affiliates of the Registrant.
                                              MARKET VALUE AS OF MARCH 10, 1997
     Common Stock, $1 par value                       $267,413,000
     Class B Common Stock, $1 par value                       *
*No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share for share basis at the option of the holder.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               CLASS                           OUTSTANDING AS OF MARCH 10, 1997
                -----                          --------------------------------
     Common Stock, $1 Par Value                         7,044,985
     Class B Common Stock, $1 Par Value                 1,319,862

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange
Act with respect to 1996 Annual Meeting of Shareholders.....Part III, Items
10-13

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

                                      COCA-COLA BOTTLING CO. CONSOLIDATED
                                                  (Registrant)



                                      By:      _____________________________
                                                        David V. Singer
                                       Vice President & Chief Financial Officer


Dated:  June  27, 1997