Form 10-Q
period 1997-06-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1997-08-13
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 29, 1997

Commission File Number 0-9286


                       COCA-COLA BOTTLING CO. CONSOLIDATED
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                  56-0950585
(State or other jurisdiction of incorporation or          (I.R.S. Employer
           organization)                                Identification Number)

               1900 REXFORD ROAD, CHARLOTTE, NORTH CAROLINA 28211
               (Address of principal executive offices) (Zip Code)

                                 (704) 551-4400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at August 4, 1997
                  -----                          -----------------------------
Common Stock, $1 Par Value                                7,045,047
Class B Common Stock, $1 Par Value                        1,319,800

                         PART I - FINANCIAL INFORMATION


Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 In Thousands (Except Share Data)



                                                       June 29,     Dec. 29,     June 30,
                                                        1997          1996         1996

ASSETS

Current Assets:
Cash                                                    $  3,733   $  2,941   $  3,593
Accounts receivable, trade, less allowance for
 doubtful accounts of $420, $410 and $432                 52,097     50,918     17,988
Accounts receivable from The Coca-Cola Company             7,758      2,392      2,673
Due from Piedmont Coca-Cola Bottling Partnership           3,531      5,888      3,466
Accounts receivable, other                                10,522      8,216      5,531
Inventories                                               37,265     30,787     36,795
Prepaid expenses and other current assets                  9,732      9,453      8,249
                                                        --------   --------   --------
  Total current assets                                   124,638    110,595     78,295
                                                        --------   --------   --------

Property, plant and equipment, less accumulated
 depreciation of $170,982, $161,615 and $153,947         251,409    190,073    190,728
Investment in Piedmont Coca-Cola Bottling Partnership     64,399     64,462     64,757
Other assets                                              40,321     33,802     33,688
Identifiable intangible assets, less accumulated
 amortization of $100,365, $95,403 and $90,469           235,890    238,115    243,049
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $27,415, $26,269 and $25,124             64,204     65,349     66,495
                                                        --------   --------   --------


Total                                                   $780,861   $702,396   $677,012
                                                        ========   ========   ========





See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                   June 29,      Dec. 29,     June 30,
                                                     1997         1996          1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year   $  12,135    $     105    $     100
Accounts payable and accrued liabilities               55,302       56,939       54,495
Accounts payable to The Coca-Cola Company               6,795        3,249        3,174
Accrued compensation                                    3,801        5,275        3,768
Accrued interest payable                               11,097       11,112        8,212
                                                    ---------    ---------    ---------
  Total current liabilities                            89,130       76,680       69,749
Deferred income taxes                                 109,667      108,403      104,189
Deferred credits                                       11,751       12,096       10,223
Other liabilities                                      47,135       43,495       32,825
Long-term debt                                        515,847      439,453      415,219
                                                    ---------    ---------    ---------
  Total liabilities                                   773,530      680,127      632,205
                                                    ---------    ---------    ---------

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares; Issued-
 10,107,421, 10,107,359 and 10,090,859 shares          10,107       10,107       10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares; Issued-
 1,947,914, 1,947,976 and 1,964,476 shares              1,948        1,948        1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                        107,257      111,439      116,086
Accumulated deficit                                   (50,623)     (59,868)     (65,550)
Minimum pension liability adjustment                     (104)        (104)        (138)
                                                    ---------    ---------    ---------
                                                       68,585       63,522       62,453
Less-Treasury stock, at cost:
 Common-3,062,374, 2,641,490 and 2,132,800 shares      60,845       40,844       17,237
 Class B Common-628,114 shares                            409          409          409
                                                    ---------    ---------    ---------
  Total shareholders' equity                            7,331       22,269       44,807
                                                    ---------    ---------    ---------

Total                                               $ 780,861    $ 702,396    $ 677,012
                                                    =========    =========    =========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)




                                                    Second Quarter           First Half
                                                1997        1996           1997      1996
                                            -----------   -----------    --------  ---------

Net sales (includes sales to Piedmont of
 $15,485, $17,614, $26,076 and $29,689)       $ 208,174    $ 213,579    $ 386,569    $ 385,575
Cost of sales, excluding depreciation shown
 below (includes $11,407, $14,414, $20,010
 and $24,998 related to sales to Piedmont)      114,393      119,626      213,843      217,894
                                              ---------    ---------    ---------    ---------
Gross margin                                     93,781       93,953      172,726      167,681
                                              ---------    ---------    ---------    ---------
Selling expenses                                 43,314       44,748       87,378       85,474
General and administrative expenses              14,792       14,135       28,780       26,843
Depreciation expense                              8,288        7,055       16,421       14,062
Amortization of goodwill and intangibles          3,091        3,058        6,155        6,115
                                              ---------    ---------    ---------    ---------
Income from operations                           24,296       24,957       33,992       35,187

Interest expense                                  9,385        7,466       18,509       15,159
Other income (expense), net                        (378)      (1,628)        (785)      (2,610)
                                              ---------    ---------    ---------    ---------
Income before income taxes                       14,533       15,863       14,698       17,418
Federal and state income taxes                    5,392        6,318        5,453        6,936
                                              ---------    ---------    ---------    ---------
Net income                                    $   9,141    $   9,545    $   9,245    $  10,482
                                              =========    =========    =========    =========

Net income per share                          $    1.09    $    1.03    $    1.09    $    1.13

Cash dividends per share:
 Common Stock                                 $     .25    $     .25    $     .50    $     .50
 Class B Common Stock                               .25          .25          .50          .50
Weighted average number of Common and
 Class B Common shares outstanding                8,365        9,294        8,450        9,294






See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands



                                            Capital                 Minimum
                                 Class        in                    Pension
                     Common      Common    Excess of  Accumulated  Liability  Treasury
                     Stock       Stock     Par Value    Deficit    Adjustment   Stock



Balance on
 December 31, 1995   $ 10,090    $  1,965   $120,733   $(76,032)   $   (138)   $ 17,646
Net income                                               10,482
Cash dividends
 paid:  Common                                (4,647)
                     --------   --------    --------   --------    --------     -------
Balance on
 June 30, 1996       $ 10,090    $  1,965   $116,086   $(65,550)   $   (138)   $ 17,646
                     ========    ========   ========   ========    ========    ========




Balance on
 December 29, 1996   $ 10,107    $  1,948   $111,439   $(59,868)   $   (104)   $ 41,253
Net income                                                9,245
Cash dividends
 paid:  Common                                (4,182)
Purchase of
 Common Stock                                                                    20,001
                     --------   --------    --------   --------    --------     -------
Balance on
 June 29, 1997       $ 10,107    $  1,948   $107,257   $(50,623)   $   (104)   $ 61,254
                     ========    ========   ========   ========    ========    ========



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands


                                                                            First Half
                                                                      1997           1996

Cash Flows from Operating Activities
Net income                                                          $  9,245    $ 10,482
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                16,421      14,062
  Amortization of goodwill and intangibles                             6,155       6,115
  Deferred income taxes                                                            6,936
  Losses on sale of property, plant and equipment                        838       1,191
  Amortization of debt costs                                             280         262
  Undistributed losses of Piedmont Coca-Cola Bottling Partnership         63         867
  Increase in current assets less current liabilities                (12,679)    (17,684)
  Increase in other noncurrent assets                                 (6,005)       (682)
  Increase in other noncurrent liabilities                             4,858       3,467
  Other                                                                3,009           1
                                                                    --------    --------
Total adjustments                                                     12,940      14,535
                                                                    --------    --------
Net cash provided by operating activities                             22,185      25,017
                                                                    --------    --------

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                          76,619
Increase (decrease) in current portion of long-term debt              12,030         (20)
Payments on long-term debt                                              (226)     (4,677)
Purchase of Common Stock                                             (20,001)
Cash dividends paid                                                   (4,182)     (4,647)
Other                                                                   (352)       (333)
                                                                    --------    --------
Net cash provided by (used in) financing activities                   63,888      (9,677)
                                                                    --------    --------

Cash Flows from Investing Activities
Additions to property, plant and equipment                           (81,578)    (14,652)
Proceeds from the sale of property, plant and equipment                  103         471
Acquisition of companies, net of cash acquired                        (3,806)
                                                                    --------    --------
Net cash used in investing activities                                (85,281)    (14,181)
                                                                    --------    --------
Net increase in cash                                                     792       1,159
Cash at beginning of period                                            2,941       2,434
                                                                    --------    --------
Cash at end of period                                               $  3,733    $  3,593
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

                               Second Quarter              First Half
In Thousands                 1997           1996       1997            1996
                           ----------     ---------   --------   ------------


Net sales                   $63,037        $62,254    $115,868         $110,179
Gross margin                 28,218         25,841      51,946           46,250
Income from operations        4,535          2,999       5,919            3,727
Net income (loss)             1,508            115        (126)          (1,734)




3. Inventories

Inventories are summarized as follows:
                                         June 29,      Dec. 29,      June 30,
In Thousands                                1997         1996          1996
                                         --------      ----------    ---------



Finished products                         $20,914      $18,888       $23,312
Manufacturing materials                    10,394        9,894        10,596
Plastic pallets and other                   5,957        2,005         2,887
                                         ---------    ---------     ---------

Total inventories                         $37,265      $30,787       $36,795
                                          =======      =======       =======

The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.1 million, $2.1 million and $1.0 million on June 29, 1997, December 29, 1996 and June 30, 1996, respectively, as a result of inventory premiums associated with certain acquisitions.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)


4. Long-Term Debt

Long-term debt is summarized as follows:


                                             Fixed(F) or
                                Interest      Variable    Interest      June 29,     Dec. 29,       June 30,
In Thousands          Maturity    Rate        (V) Rate      Paid          1997          1996         1996
                     ----------  --------   -----------   --------    -----------   -------------  ----------

Lines of Credit        2001       5.70% -        V        Varies        $132,350      $  19,720    $  19,370
                                  5.78%
Revolving Credit                                                                         24,000

Term Loan Agreement    2004 -     6.20%          V        Varies         170,000        170,000      170,000
                       2005

Medium-Term Notes      1998       6.38%          V        Quarterly       10,000         10,000       10,000

Medium-Term Notes      1998      10.05%          F        Semi-            2,000          2,000        2,000
                                                           annually

Medium-Term Notes      1999       7.99%          F        Semi-           28,585         28,585       28,585
                                                           annually

Medium-Term Notes      2000      10.00%          F        Semi-           25,500         25,500       25,500
                                                           annually

Medium-Term Notes      2002       8.56%          F        Semi-           47,000         47,000       47,000
                                                           annually

Debentures             2007       6.85%          F        Semi-          100,000        100,000      100,000
                                                           annually

Other notes payable    2000 -     6.85% -        F        Varies          12,547         12,753       12,864
                       2001      10.00%                                  --------       -------      -------

                                                                         527,982        439,558      415,319
Less: Portion of long-
 term debt payable
 within one year                                                          12,135            105          100
                                                                          ------       --------     --------

Long-term debt                                                          $515,847       $439,453     $415,219
                                                                        --------       --------     --------

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

    The Company previously had an arrangement under which it had the right to sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $40 million. This arrangement was suspended in the fourth quarter of 1996. The Company had no trade accounts receivable outstanding as of June 29, 1997 and December 29, 1996 under this arrangement.

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

    On November 20, 1995, the Company entered into a $170 million term loan agreement. This loan was used to repay two $60 million loans previously entered into by the Company and other bank debt. On July 22, 1997, the maturities under this agreement were extended such that $85 million matures in 2004 and $85 million matures in 2005.

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $31.5 million, $32.2 million and $32.5 million as of June 29, 1997, December 29, 1996 and June 30, 1996, respectively.

    During July 1997, the Company issued $100 million of 7.20% debentures due 2009 pursuant to the $400 million shelf registration filed in October 1994. The proceeds from the issuance of the debentures were used to pay down borrowings under the Company's lines of credit. The lines of credit had been used primarily to fund the repurchase of shares of Common Stock and the purchase of assets previously leased. The Company entered into floating rate interest swap agreements on the $100 million of debentures issued.

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

    The Company had weighted average interest rates for the debt portfolio of approximately 6.8%, 7.2% and 7.0% as of June 29, 1997, December 29, 1996 and June 30, 1996, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7.0% during the first half of 1996 to an average of 6.9% during the first half of 1997. After taking into account the effect of all of the interest rate swap activities, approximately 59%, 51% and 48% of the total debt portfolio was subject to changes in short-term interest rates as of June 29, 1997, December 29, 1996 and June 30, 1996, respectively.

    A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first half of 1997 by approximately $1.6 million and net income for the first six months ended June 29, 1997 would have been reduced by approximately $1.0 million.

    Derivative financial instruments were as follows:


                                           June 29, 1997            December 29, 1996             June 30, 1996
                                      -------------------------------------------------------------------------------
                                                   Remaining                     Remaining                   Remaining
    In Thousands                      Amount         Term         Amount           Term          Amount         Term
    ----------------------------------------------------------------------------------------------------------------


    Interest rate swaps-floating      $  60,000     6.25 years    $  60,000      6.75 years      $60,000      7.25 years

    Interest rate swaps-fixed            60,000     6.25 years       60,000      6.75 years       60,000      7.25 years


    During July 1997, the Company entered into new interest rate swap agreements related to $100 million of long-term debt.

     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



    5. Derivative Financial Instruments (cont.)


    The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:


                                                       June 29, 1997                       June 30, 1996
                                                -----------------------------          ------------------------
                                                   Carrying           Fair           Carrying             Fair
    In Thousands                                   Amount             Value           Amount              Value

    Balance Sheet Instruments
         Public debt                               $213,085          $216,850         $213,085          $214,697
         Non-public variable rate long-term
             debt                                   302,350           302,350          189,370           189,370
         Non-public fixed rate long-term debt        12,547            13,334           12,864            14,386

    Off-Balance-Sheet Instruments
         Interest rate swaps                                          (3,730)                             (4,327)


    The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)



6. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:


                                                              First Half
In Thousands                                                 1997        1996
                                                         ------------  --------

Accounts receivable, trade, net                            $ (1,074)   $ (5,890)
Accounts receivable from The Coca-Cola Company               (5,366)      4,052
Due from Piedmont Coca-Cola Bottling Partnership              2,357       1,118
Accounts receivable, other                                   (2,020)      3,961
Inventories                                                  (6,438)     (8,806)
Prepaid expenses and other current assets                      (274)     (1,314)
Accounts payable and accrued liabilities                     (1,913)    (10,055)
Accounts payable to The Coca-Cola Company                     3,546        (461)
Accrued compensation                                         (1,482)     (1,281)
Accrued interest payable                                        (15)        992
                                                           --------    --------
Increase in current assets less current liabilities        $(12,679)   $(17,684)
                                                           ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations



Introduction:

The following discussion presents management's analysis of the results of operations for the second quarter and first six months of 1997 compared to the second quarter and first six months of 1996 and changes in financial condition from June 30, 1996 and December 29, 1996 to June 29, 1997.

The Company reported net income of $9.1 million or $1.09 per share for the second quarter of 1997 compared with net income of $9.5 million or $1.03 per share for the same period in 1996. For the first half of 1997, net income was $9.2 million or $1.09 per share compared to net income of $10.5 million or $1.13 per share for the first half of 1996.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Results of Operations:

Net sales for the second quarter of 1997 decreased by about 2% from the second quarter of 1996. The decrease in net sales for the second quarter was primarily attributable to unseasonably cool and wet weather and highly competitive pricing. Contract sales declined by $5.0 million and $8.6 million from the second quarter and first half of 1996, respectively. A significant portion of the reduction in contract sales reflects lower sales to Piedmont Coca-Cola Bottling Partnership, which is purchasing more of its product from South Atlantic Canners, Inc.

Net sales for the first half of 1997 increased approximately 1% over the same period in 1996. The Company experienced 4.5% case volume sales growth in franchise sales in the first half of 1997 over the first half of 1996. The increase in franchise sales volume was offset by a 2.5% decrease in franchise net selling price per case. The decrease in franchise net selling price per case was due to extremely competitive market conditions. The Company's flagship brand, Coca-Cola Classic, showed solid growth during the first half of 1997. Sprite continued its strong performance with double-digit volume growth over the first half of 1996. The Company also had significant growth in non-carbonated products, including POWERaDE and Cool from Nestea. Franchise selling prices in the second quarter and first half of 1997 decreased approximately 2.5% from comparable periods in 1996 due to highly competitive pricing.

Gross margin on net franchise sales for the second quarter of 1997 was basically unchanged from the second quarter of 1996. Gross margin for the first half of 1997 increased by approximately 3% as compared to the same period in 1996. Gross margin for both the second quarter and first half of 1997 was positively impacted by a decline in the cost of sales. Cost of sales on a per unit basis for the second quarter and first half of 1997 declined by 2.7% and 2.8%, respectively, from the same periods in 1996. The reduction in cost of sales was attributable to lower costs for sweetener, cans and PET bottles.

For the second quarter of 1997, selling expenses decreased 3.2% from the same quarter in 1996. The decline in selling expenses in the second quarter of 1997 was due to lower net marketing program costs and a reduction in equipment lease expense. The reduction in net marketing program costs is primarily due to additional funding from The Coca-Cola Company for support of cold drink activities. Selling expenses for the first six months of 1997 increased by 2.2% over the first half of 1996.

General and administrative expenses in the second quarter increased by 4.6% from the second quarter of 1996. General and administrative expenses for the first six months of 1997 increased by 7.2% over 1996 first half levels. The increase in general and administrative expenses was impacted by higher employment costs.

Depreciation expense increased 17% between the second quarter and first half of 1997 and the comparable periods in 1996. This increase was due primarily to depreciation expense on vending equipment that was previously leased. The Company bought out $66.3 million of vending equipment leases in January 1997. As a result of this transaction, lease expense declined by 15% for the second quarter and 13% for the first half of 1997 from the same periods in 1996.

Interest expense in 1997 increased 26% from the second quarter of 1996 and 22% from the first half of 1996 primarily due to several transactions that increased outstanding long-term debt from June 30, 1996 to June 29, 1997. The Company repurchased approximately 930,000 shares of its Common Stock in three separate transactions between December 1996 and February 1997 for $43.6 million. The Company repurchased vending leases for $66.3 million during January 1997. Additionally, the Company suspended its arrangement to sell trade accounts receivable in the fourth quarter of 1996. As of June 30, 1996 the Company had sold $35 million of its trade accounts receivable under this program. The Company's overall weighted average interest rate decreased from an average of 7.0% during the first half of 1996 to an average of 6.9% during the first half of 1997.

Other expense for the first half of 1997 decreased by $1.8 million over the same period in 1996. This decrease in other expense is primarily due to the suspension of the program to sell trade accounts receivable. The discount on the sale of trade accounts receivable was included in other expense while the program was active.


CHANGES IN FINANCIAL CONDITION:

Working capital increased $1.6 million from December 29, 1996 and $27 million from June 30, 1996 to June 29, 1997. The change from December 29, 1996 is attributable to a seasonal increase in inventory and an increase in amounts due from The Coca-Cola Company, offset by an increase of $12 million in the current portion of long-term debt. The increase from June 30, 1996 was due principally to an increase in trade accounts receivable of $34.1 million, offset partially by the $12 million increase in the current portion of long-term debt. The Company had sold trade accounts receivable of $35 million as of June 30, 1996 under an agreement to sell up to $40 million of its trade accounts receivable. The trade accounts receivable sales agreement was suspended during the fourth quarter of 1996 and no trade accounts receivable had been sold as of December 29, 1996 or June 29, 1997.

Capital expenditures in the first half of 1997, excluding the $66.3 million purchase of previously leased equipment, were $15.3 million as compared to $14.7 million in the first half of 1996.

The Company entered into an agreement in April 1997 that will provide up to $61 million for the leasing of equipment in 1997. This agreement has a favorable overall cost structure and will be used to obtain the majority of the Company's capital requirements for fleet and vending assets in 1997. As of June 29, 1997, the Company had leased $45.0 million of equipment under this agreement.

Long-term debt increased by $100 million from June 30, 1996 and increased $76.4 million from December 29, 1996. The significant increase in long-term debt is primarily due to the repurchase of approximately 930,000 shares of the Company's Common Stock during December 1996 and the first quarter of 1997 for $43.6 million; the buyout of leases from Coca-Cola Financial Corporation in January 1997 for approximately $66.3 million and the suspension of the arrangement to sell trade accounts receivable. The Company used its informal lines of credit for the additional borrowings as of June 29, 1997.

During July 1997, the Company issued $100 million of 7.20% debentures due 2009 pursuant to the $400 million shelf registration filed in October 1994. The proceeds from the issuance of the debentures were used to pay down borrowings under the Company's lines of credit. The lines of credit had been used to fund the repurchase of Common Stock and the purchase of assets previously leased, as discussed above. The Company entered into floating rate interest swap agreements on the $100 million of debentures issued. Additionally, the Company extended the maturity dates on its $170 million Term Loan Agreement such that $85 million matures in 2004 and $85 million matures in 2005.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of June 29, 1997, the Company had no amounts outstanding under the revolving credit facility and had approximately $132.3 million outstanding under the informal lines of credit.

As of June 29, 1997 the debt portfolio had a weighted average interest rate of approximately 6.8% and approximately 59% of the total debt portfolio of $528.0 million was subject to changes in short-term interest rates.

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

                           PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of the Company's shareholders was held on May 14, 1997.

(b) The meeting was held to consider and vote upon (i) fixing the number of the Company's directors at ten, (ii) electing three directors, each for a term of three years or until his successor shall be elected and shall qualify, and (iii) approving the performance goals under the Company's Annual Bonus Plan in order to permit bonuses paid thereunder to qualify as "performance based" compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

     The votes cast on the question of fixing the number of directors at ten are summarized as follows:

                    For                     Abstain                  Total Votes
                 32,547,173                  6,141                   32,553,314

     The votes cast with respect to each director are summarized as follows:

         Director Name                For          Abstain         Total Votes
         -------------                ---           -------        -----------
         H.W. McKay Belk           32,521,020       32,295         32,553,315
         H. Reid Jones             32,521,355       31,960         32,553,315
         John W. Murrey, III       32,520,799       32,516         32,553,315

         The votes cast for approving the performance goals under the Company's Annual Bonus Plan are summarized as follows:

                 For            Against      Abstain     Total Votes
               32,429,033       49,524        59,651      32,538,208

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit No.   Description
      1.1         Underwriting Agreement dated July 1, 1997 among the Company,
                  Citicorp Securities, Inc. and BancAmerica Securities, Inc.
      4.1         Amendment, dated as of July 22, 1997, to Loan
                  Agreement dated November 20, 1995, between the
                  Company and LTCB Trust Company, as Agent, and other
                  banks named therein.
      4.2         Form of the Company's 7.20% Debentures Due 2009.
      27          Financial data schedule for period ended June 29, 1997.

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


                                          COCA-COLA BOTTLING CO. CONSOLIDATED
                                                   (REGISTRANT)


Date: August 13, 1997
                                      By:      /s/ David V. Singer
                                          -------------------------------------
                                                   David V. Singer
                                           Principal Financial Officer of
                                                 the Registrant
                                                       and
                                       Vice President - Chief Financial Officer