Form 10-Q
period 1997-09-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1997-11-12
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 28, 1997
                               ------------------



Commission File Number 0-9286
                       ------


                       COCA-COLA BOTTLING CO. CONSOLIDATED
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   56-0950585
---------                                               ---------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
 organization)                                           Identification Number)


               1900 REXFORD ROAD, CHARLOTTE, NORTH CAROLINA 28211
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 551-4400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   -----   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at November 4, 1997
                  -----                         -------------------------------
Common Stock, $1 Par Value                               7,045,047
Class B Common Stock, $1 Par Value                       1,319,800


                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 In Thousands (Except Share Data)

                                                                        Sept. 28,        Dec. 29,           Sept. 29,
                                                                           1997            1996               1996
                                                                          ------           -----            --------
ASSETS
--------

Current Assets:
----------------
Cash                                                                   $    3,801       $    2,941        $    2,709
Accounts receivable, trade, less allowance for
 doubtful accounts of $418, $410 and $413                                  52,834           50,918            27,800
Accounts receivable from The Coca-Cola Company                              9,234            2,392             1,535
Due from Piedmont Coca-Cola Bottling Partnership                            2,903            5,888
Accounts receivable, other                                                 10,795            8,216             5,372
Inventories                                                                36,772           30,787            32,780
Prepaid expenses and other current assets                                  10,498            9,453             7,732
                                                                       ----------       -----------       -----------
  Total current assets                                                    126,837          110,595            77,928
                                                                       ---------        ---------         ----------

Property, plant and equipment, less accumulated
 depreciation of $168,499, $161,615 and $158,301                          250,572          190,073           189,706
Investment in Piedmont Coca-Cola Bottling Partnership                      64,580           64,462            65,697
Other assets                                                               44,434           33,802            34,299
Identifiable intangible assets, less accumulated
 amortization of $102,849, $95,403 and $92,936                            233,435          238,115           240,582
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $27,987, $26,269 and $25,697                              63,631           65,349            65,922
                                                                       ----------       ----------        ----------


Total                                                                    $783,489         $702,396          $674,134
                                                                        ========         ========           ========


See Accompanying Notes to Consolidated Financial Statements


Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)
                                                                         Sept. 28,         Dec. 29,         Sept. 29,
                                                                          1997              1996              1996
                                                                        -----------         -------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
------------------------
Portion of long-term debt payable within one year                        $  12,030      $       105       $       105
Accounts payable and accrued liabilities                                    61,155           56,939            51,268
Accounts payable to The Coca-Cola Company                                    6,222            3,249             3,748
Due to Piedmont Coca-Cola Bottling Partnership                                                                  1,207
Accrued compensation                                                         4,453            5,275             4,472
Accrued interest payable                                                     8,997           11,112             7,576
                                                                        ----------        ---------        ----------
  Total current liabilities                                                 92,857           76,680            68,376
Deferred income taxes                                                      111,206          108,403           107,492
Deferred credits                                                            11,092           12,096            11,189
Other liabilities                                                           47,769           43,495            32,753
Long-term debt                                                             508,689          439,453           405,353
                                                                          --------         --------          --------
  Total liabilities                                                        771,613          680,127           625,163
                                                                          --------         --------          --------

Shareholders' Equity:
---------------------
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares; Issued-
10,107,421, 10,107,359 and 10,090,859 shares                                10,107           10,107            10,090
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares; Issued-
1,947,914, 1,947,976 and 1,964,476 shares                                    1,948            1,948             1,965
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                             105,165          111,439           113,762
Accumulated deficit                                                        (43,986)         (59,868)          (59,062)
Minimum pension liability adjustment                                          (104)            (104)             (138)
                                                                       -----------      -----------       -----------
                                                                            73,130           63,522            66,617
Less-Treasury stock, at cost:
 Common-3,062,374, 2,641,490 and 2,132,800 shares                           60,845           40,844            17,237
 Class B Common-628,114 shares                                                 409              409               409
                                                                      ------------     ------------      ------------
  Total shareholders' equity                                                11,876           22,269            48,971
                                                                        ----------       ----------        ----------

Total                                                                     $783,489         $702,396          $674,134
                                                                          ========         ========          ========


See Accompanying Notes to Consolidated Financial Statements


Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)



                                                                      Third Quarter                  Nine Months
                                                             ------------------------------     ---------------------
                                                                 1997             1996           1997          1996
                                                              ----------        -----------     --------     --------

Net sales (includes sales to Piedmont of
 $15,638, $18,134, $41,714 and $47,823)                       $ 219,079       $ 204,579         $ 605,648    $ 590,154
Cost of products sold, excluding depreciation
 shown below (includes $11,966, $14,114,
 $31,975 and $39,112 related to sales to
 Piedmont)                                                     124,966          114,641           338,809      332,535
                                                            ----------       ----------         ----------    ----------
Gross margin                                                    94,113           89,938           266,839      257,619
                                                            -----------      -----------        ----------    ----------
Selling expenses                                                47,465           47,277           134,843      132,751
General and administrative expenses                             14,503           13,879            43,283       40,722
Depreciation expense                                             8,526            7,137            24,947       21,199
Amortization of goodwill and intangibles                         3,086            3,060             9,241        9,175
                                                            ------------     ------------       ------------   --------
Income from operations                                          20,533           18,585            54,525       53,772

Interest expense                                                 9,541            7,543            28,050       22,702
Other income (expense), net                                       (440)          (1,252)           (1,225)      (3,862)
                                                            -------------    -------------      ------------  ---------
Income before income taxes                                      10,552            9,790            25,250       27,208
Federal and state income taxes                                   3,915            3,302             9,368       10,238
                                                            ------------     ------------       ------------  ---------
Net income                                                 $     6,637      $     6,488        $   15,882   $   16,970
                                                            ===========      ===========        ==========    ==========

Net income per share                                       $       .79      $       .70        $     1.89   $     1.83

Cash dividends per share:
 Common Stock                                              $       .25      $       .25        $     .75    $      .75
 Class B Common Stock                                      $       .25              .25        $     .75           .75
Weighted average number of Common and
 Class B Common shares outstanding                               8,365             9,294           8,422         9,294


See Accompanying Notes to Consolidated Financial Statements


Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
In Thousands




                                                             Capital                            Minimum
                                          Class B              in                               Pension
                         Common           Common             Excess of       Accumulated        Liability      Treasury
                         Stock            Stock              Par Value       Deficit            Ajustment      Stock
                         ------          -------            ---------       ---------         ------------     -------
Balance on
 December 31, 1995      $10,090          $ 1,965           $120,733          $ (76,032)       $    (138)      $ 17,646
Net income                                                                      16,970
Cash dividends                                              (6,971)
 paid: Common           -------          --------          ----------         ----------       ----------  -------------
Balance on
 September 29, 1996     $10,090          $ 1,965           $113,762          $ (59,062)       $    (138)      $ 17,646
                        =======          =======           ========          ==========        =========       ========



Balance on
 December 29, 1996      $10,107          $ 1,948           $111,439          $ (59,868)       $    (104)      $ 41,253
Net income                                                                      15,882
Cash dividends
 paid: Common                                                (6,274)
Purchase of
 Common Stock

                                                                                                                 20,001
                        --------         --------         -----------       -----------      ------------        ------
Balance on
 September 28, 1997     $10,107          $ 1,948           $105,165          $ (43,986)       $    (104)       $ 61,254
                         =======          =======           ========          ==========       ==========        ========




See Accompanying Notes to Consolidated Financial Statements


Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands


                                                                                           Nine Months
                                                                                  -----------------------------
                                                                                     1997               1996
                                                                                  ---------           -------
Cash Flows from Operating Activities
------------------------------------
Net income                                                                        $ 15,882          $ 16,970
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                              24,947            21,199
  Amortization of goodwill and intangibles                                           9,241             9,175
  Deferred income taxes                                                              2,803            10,238
  Losses on sale of property, plant and equipment                                      997             1,737
  Amortization of debt costs                                                           455               396
  Undistributed (earnings) losses of Piedmont Coca-Cola                               (118)              (73)
    Bottling Partnership
  Increase in current assets less current liabilities                              (10,976)          (19,578)
  Increase in other noncurrent assets                                               (9,207)           (1,401)
  Increase in other noncurrent liabilities                                           4,119             4,708
  Other                                                                              3,015                 3
                                                                                  --------           ---------
Total adjustments                                                                   25,276            26,404
                                                                                   --------           --------
Net cash provided by operating activities                                           41,158            43,374
                                                                                   --------           --------

Cash Flows from Financing Activities
-------------------------------------
Proceeds from issuance of long-term debt                                             69,461
Increase (decrease) in current portion of long-term debt                             11,925              (15)
Payments on long-term debt                                                             (226)         (14,543)
Purchase of Common Stock                                                            (20,001)
Cash dividends paid                                                                  (6,274)          (6,971)
Other                                                                                (2,015)            (726)
                                                                                    --------         ----------
Net cash provided by (used in) financing activities                                  52,870          (22,255)
                                                                                   --------           --------

Cash Flows from Investing Activities
-------------------------------------
Additions to property, plant and equipment                                          (90,076)         (21,402)
Proceeds from the sale of property, plant and equipment                                 742              558
Acquisitions of companies, net of cash acquired                                      (3,834)
                                                                                   ---------        ----------
Net cash used in investing activities                                               (93,168)         (20,844)
                                                                                   --------           --------
Net increase in cash                                                                    860              275
Cash at beginning of period                                                           2,941            2,434
                                                                                 ------------       ----------

Cash at end of period                                                             $   3,801         $  2,709
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

                                     Third Quarter              Nine Months
                                   ----------------         -----------------
In Thousands                      1997           1996      1997            1996
-------------------------------------------------------------------------------

Net sales                        $65,912        $60,659   $181,780     $170,838
Gross margin                      27,998         26,273     79,944       72,523
Income from operations             3,105          2,958      9,024        6,685
Net income                           362          1,880        236          146



3. Inventories

Inventories are summarized as follows:

                                      Sept. 28,         Dec. 29,      Sept. 29,
In Thousands                             1997             1996            1996
-------------------------------------------------------------------------------

Finished products                     $21,164          $18,888         $19,883
Manufacturing materials                 9,691            9,894          10,364
Plastic pallets and other               5,917            2,005           2,533
                                     ----------      ----------      ----------
Total inventories                     $36,772          $30,787         $32,780
                                      =======        =========        =========

The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.1 million, $2.1 million and $840,000 on September 28, 1997, December 29, 1996 and September 29, 1996, respectively, as a result of inventory premiums associated with certain acquisitions.


Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

4. Long-Term Debt

Long-term debt is summarized as follows:
                                                                  Fixed(F) or
                                                   Interest        Variable   Interest       Sept. 28,     Dec. 29,   Sept. 29,
In Thousands                            Maturity    Rate        (V) Rate        Paid          1997          1996         1996
-----------------------------------------------------------------------------------------------------------------------------
Lines of Credit                         2001        5.63% -          V        Varies       $  25,200     $  19,720  $   9,620
                                                    5.65%
Revolving Credit                                                                                            24,000

Term Loan Agreement                     2004 -      6.33%            V        Varies         170,000       170,000    170,000
                                        2005

Medium-Term Notes                       1998        6.28%            V        Quarterly      10,000        10,000      10,000

Medium-Term Notes                       1998       10.05%            F        Semi-           2,000         2,000       2,000
                                                                              annually

Medium-Term Notes                       1999        7.99%            F        Semi-          28,585        28,585      28,585
                                                                              annually

Medium-Term Notes                       2000       10.00%            F        Semi-          25,500        25,500       25,500
                                                                              annually

Medium-Term Notes                       2002        8.56%            F        Semi-          47,000        47,000       47,000
                                                                              annually

Debentures                              2007        6.85%            F        Semi-         100,000       100,000      100,000
                                                                              annually

Debentures                              2009        7.20%            F        Semi-         100,000
                                                                              annually

Other notes payable                    2000 -       7.33% -           F        Varies        12,434        12,753       12,753
                                       2001        10.00%                                 -------     ---------     --------

                                                                                           520,719       439,558      405,458
Less: Portion of long-term
 debt payable within one year                                                               12,030           105          105
---------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                            $508,689      $439,453     $405,353
-----------------------------------------------------------------------------------------------------------------------------

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

    The Company previously had an arrangement under which it had the right to sell an undivided interest in a designated pool of trade accounts receivable up to a maximum of $40 million. This arrangement was suspended in the fourth quarter of 1996. The Company had no trade accounts receivable outstanding as of September 28, 1997 and December 29, 1996 under this arrangement. The Company had sold $20 million of trade accounts receivable as of September 29, 1996.

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

    On July 1, 1997, the Company issued $100 million of 7.20% debentures due 2009 pursuant to the $400 million shelf registration filed in October 1994. The proceeds from the issuance of the debentures were used to pay down borrowings under the Company's lines of credit. The lines of credit had been used primarily to fund the repurchase of shares of Common Stock and the purchase of assets previously leased. The Company entered into floating rate interest swap agreements in the third quarter of 1997 related to the $100 million of 7.20% debentures issued.

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $31.5 million, $32.2 million and $32.5 million as of Sept. 28, 1997, December 29, 1996 and Sept. 29, 1996, respectively.

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

    The Company had weighted average interest rates for the debt portfolio of approximately 7.1%, 7.2% and 7.1% as of September 28, 1997, December 29, 1996 and September 29, 1996, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7% during the first nine months of 1996 to an average of 6.9% during the first nine months of 1997. After taking into account the effect of all of the interest rate swap activities, approximately 49%, 51% and 47% of the total debt portfolio was subject to changes in short-term interest rates as of Sept. 28, 1997, December 29, 1996 and Sept. 29, 1996, respectively.

    A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first nine months of 1997 by approximately $1.9 million and net income for the first nine months ended September 28, 1997 would have been reduced by approximately $1.2 million.

    Derivative financial instruments were as follows:

                                          Sept. 28, 1997            December 29, 1996             Sept. 29, 1996
                                      -------------------------------------------------------------------------------
                                                   Remaining                Remaining                    Remaining
    In Thousands                      Amount       Term         Amount           Term          Amount         Term
    ----------------------------------------------------------------------------------------------------------------

    Interest rate swaps-floating      $  60,000     6 years      $  60,000      6.75 years      $60,000      7 years
    Interest rate swaps-fixed            60,000     6 years         60,000      6.75 years       60,000      7 years
    Interest rate swaps-floating         70,000    12 years
    Interest rate swaps-floating         30,000    12 years


    During July 1997, the Company entered into new floating rate interest swap agreements related to $100 million of 7.20% debentures due 2009.

    In addition, the Company entered into an interest rate cap agreement with a notional amount of $35 million for the period from October 1, 1997 to July 3, 2000.

     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



    5. Derivative Financial Instruments (cont.)


    The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                                                Sept. 28, 1997                      Sept. 29, 1996
                                                         ------------------------------          -------------------------
                                                          Carrying           Fair              Carrying           Fair
    In Thousands                                          Amount             Value             Amount              Value
    -----------------------------------------------------------------------------------------------------------------------
    Balance Sheet Instruments
    -------------------------
         Public debt                                      $313,085          $321,559         $213,085          $214,721
         Non-public variable rate long-term
             debt                                          195,200           195,200          179,620           179,620
         Non-public fixed rate long-term debt               12,434            13,314           12,753            13,448

    Off-Balance-Sheet Instruments
    -----------------------------
         Interest rate swaps                                                  (1,330)                           (4,872)


    The fair values of the interest rate swaps represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effects from acquisitions, were as follows:


                                                                          Nine Months
                                                                  -----------------------
In Thousands                                                      1997               1996
-----------------------------------------------------------------------------------------
Accounts receivable, trade, net                              $  (1,809)        $  (15,702)
Accounts receivable from The Coca-Cola Company                  (6,842)             5,190
Due from Piedmont Coca-Cola Bottling Partnership                 2,985              4,584
Accounts receivable, other                                      (2,294)             4,120
Inventories                                                     (5,944)            (4,791)
Prepaid expenses and other current assets                       (1,040)              (797)
Accounts payable and accrued liabilities                         3,940            (13,479)
Accounts payable to The Coca-Cola Company                        2,973                113
Due to Piedmont Coca-Cola Bottling Partnership                                      1,207
Accrued compensation                                              (830)              (577)
Accrued interest payable                                        (2,115)               554
                                                            ----------        -----------
Increase in current assets less current liabilities           $(10,976)           $(19,578)
                                                              ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION:
-------------
The following discussion presents management's analysis of the results of operations for the third quarter and first nine months of 1997 compared to the third quarter and first nine months of 1996 and changes in financial condition from September 29, 1996 and December 29, 1996 to September 28, 1997.

The Company reported net income of $6.6 million or $.79 per share for the third quarter of 1997 compared with net income of $6.5 million or $.70 per share for the same period in 1996. For the first nine months of 1997, net income was $15.9 million or $1.89 per share compared to net income of $17.0 million or $1.83 per share for the first nine months of 1996.

Increased earnings per share in the third quarter and for the first nine months of 1997 reflect the benefits of the Company's repurchase of approximately 930,000 shares of its Common Stock during late 1996 and early 1997.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

RESULTS OF OPERATIONS:
-----------------------

Franchise net sales for the third quarter of 1997 increased by 10% from the third quarter of 1996. The increase in franchise net sales for the third quarter was attributable to successful holiday promotions during the July 4th and Labor Day periods, strong marketing programs and more seasonable weather conditions.

Franchise net sales for the first nine months of 1997 increased approximately 5% over the same period in 1997. The Company experienced franchise bottle and can volume growth of 11% and 7% in the third quarter and first nine months of 1997 over comparable periods in 1996. The increase in sales volume was offset by a 2.0% decrease in net selling price per case for the third quarter and 2.4% decrease for the first nine months of 1997 over the same periods in the prior year. The decrease in net selling price per case is due to extremely competitive market conditions.

Contract sales declined by $2.2 million and $10.8 million from the third quarter and first nine months of 1996, respectively. A significant part of the reduction in contract sales reflects lower sales to Piedmont Coca-Cola Bottling Partnership, which is purchasing more of its product from South Atlantic Canners, Inc. ("SAC"). SAC is a regional manufacturing cooperative for Coca-Cola bottlers. The Company is a member of SAC.

The increase in franchise sales for the third quarter and first nine months was due to strong sales growth across most sales channels. Also, the Company's flagship brand, Coca-Cola classic showed solid growth during the first nine months of 1997. Sprite continued its strong performance with double-digit volume growth over comparable periods of 1996. The Company also continued to have significant growth in non-carbonated products, including POWERaDE and Cool from Nestea.

Gross margin on net franchise sales for the third quarter of 1997 increased by approximately 6% from the third quarter of 1996. Gross margin for the first nine months of 1997 increased by approximately 4% the same period in 1996. Gross margin for both the third quarter and first nine months of 1997 was positively impacted by a decline in cost of sales on a per unit basis. The reduction in cost of sales was primarily attributable to lower costs for sweetener, cans and PET bottles.

Selling expenses during the third quarter were flat compared with the same quarter in 1996. Selling expenses for the first nine months of 1997 increased by 1.6% over the first nine months of 1996. Selling expenses were impacted by lower net marketing program costs and a reduction in equipment lease expense. The reduction in net marketing program costs was principally due to additional funding from The Coca-Cola Company for support of cold drink activities.

General and administrative expenses in the third quarter increased by 4.5% from the third quarter of 1996. General and administrative expenses for the first nine months of 1997 increased by 6.3% over first nine month levels in 1996. The increase in general and administrative was impacted by higher employment costs.

Depreciation expense increased 19% and 18% between the third quarter and first nine months of 1997 and the comparable periods in 1996. This increase was due primarily to depreciation expense on vending equipment that was previously leased. The Company purchased $66.3 million of vending equipment leases in January 1997. As a result of this transaction, lease expense declined by 19% for the third quarter and 15% for the first nine months of 1997 from the same periods in 1996.

Interest expense in 1997 increased 26% and 24% between the third quarter and first nine months of 1997 and the comparable periods in 1996 due to several transactions that increased outstanding long-term debt by more than $100 million from September 29, 1996 to September 28, 1997. The Company repurchased approximately 930,000 shares of its Common Stock in three separate transactions between December 1996 and February 1997 for $43.6 million. The Company purchased vending equipment previously leased for $66.3 million during January 1997. Additionally, the Company suspended its arrangement to sell trade accounts receivable in the fourth quarter of 1996. As of September 29, 1996 the Company had sold $20 million of its trade accounts receivable under this program. The Company's overall weighted average interest rate decreased from an average of 7% during the first nine months of 1996 to an average of 6.9% during the first nine months of 1997.

Other expense for the first nine months of 1997 decreased by $2.6 million over the same period in 1996. This decrease in other expense is primarily due to the suspension of the program to sell trade accounts receivable. The discount on the sale of trade accounts receivable was included in other expense while the program was active and totaled $1.5 million for the first nine months of 1996.

CHANGES IN FINANCIAL CONDITION:
------------------------------
Working capital did not change significantly from December 29, 1996 and increased $24.4 million from September 29, 1996 to September 28, 1997.

The increase in working capital from September 29, 1996 was due principally to increases in trade accounts receivable of $25.0 million, marketing receivables from The Coca-Cola Company of $7.7 million, other accounts receivable of $5.4 million, offset partially by a $12 million increase in the current portion of long-term debt and an increase of $10.0 million in accounts payable and accrued expenses. The Company had sold trade accounts receivable of $20 million as of September 29, 1996 under an agreement to sell up to $40 million of its trade accounts receivable. The trade accounts receivable sales agreement was suspended during the fourth quarter of 1996 and no trade accounts receivable had been sold as of December 29, 1996 or September 28, 1997.

Capital expenditures in the first nine months of 1997, excluding the $66.3 million purchase of previously leased vending equipment, were $23.8 million as compared to $21.4 million in the first nine months of 1996.

The Company entered into an agreement in April 1997 that will currently provide up to $61 million for the leasing of equipment. This agreement has a favorable cost structure and will be used to obtain the majority of the Company's capital requirements for fleet and vending assets in 1997. As of September 28, 1997, the Company had leased approximately $57 million of equipment under this agreement.

Long-term debt increased by $103.3 million from September 29, 1996 and increased $69.2 million from December 29, 1996. The significant increase in long-term debt is primarily due to the repurchase of approximately 930,000 shares of the Company's Common Stock during December 1996 and the first quarter of 1997 for $43.6 million; the buyout of vending equipment leases from Coca-Cola Financial Corporation in January 1997 for approximately $66.3 million and the suspension of the arrangement to sell trade accounts receivable.

During July 1997, the Company issued $100 million of twelve year debentures. The proceeds from the issuance of the debentures were used to pay down borrowings under the Company's lines of credit. The lines of credit had been used to fund the repurchase of shares of Company stock and the purchase of assets previously leased, as discussed above. The Company entered into floating rate interest swap agreements on the $100 million of debentures issued. The Company also entered into an Interest Rate Cap Agreement with a notional amount of $35 million for the period from October 1, 1997 to July 3, 2000. Additionally , the Company extended the maturity dates on its $170 million Term Loan Agreement by one year.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility, the informal lines of credit and commercial paper program do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of September 28, 1997, the Company had no amounts outstanding under the revolving credit facility and had approximately $25.2 million outstanding under the informal lines of credit.

As of September 28, 1997 the debt portfolio had a weighted average interest rate of approximately 7.1% and approximately 49% of the total portfolio of $509 million was subject to changes in short-term interest rates.

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

                           PART II - OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number   Description
         ------   ------------
         27       Financial data schedule for period ended September 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COCA-COLA BOTTLING CO. CONSOLIDATED
                                                    (REGISTRANT)


Date: November 12, 1997                            By: /s/ David V. Singer
                                             ------------------------------
                                                    David V. Singer
                                                Principal Financial Officer of
                                                       the Registrant
                                                           and
                                                 Vice  President  -  Chief
                                                      Financial Officer