Form 10-K
period 1997-12-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1998-03-27
CIK 317540

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 28, 1997

                         Commission file number 0-9286



                      Coca-Cola Bottling Co. Consolidated
            (Exact name of Registrant as specified in its charter)


                  Delaware                                   56-0950585
                  ---------                                  ----------
          (State or other jurisdiction of     (I.R.S. Employer Identification Number)
          incorporation or organization)

                               1900 Rexford Road,
                        Charlotte, North Carolina 28211
                        --------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (704) 551-4400
                                --------------
             (Registrant's telephone number, including area code)



Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $l.00 par value
                         -----------------------------
                               (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    --

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                          Market Value as of March 10, 1998
                                         ----------------------------------
    Common Stock, $l par value           $228,427,864
    Class B Common Stock, $l par value       *

 *No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share for share basis at the option of the holder.

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding as of March 10, 1998
                 ------                    ---------------------------------
     Common Stock, $1 Par Value                       7,045,047
     Class B Common Stock, $1 Par Value               1,319,800

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 1998 Annual Meeting of Shareholders ........................................Part III, Items 10-13


===============================================================================

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

     The Company has grown significantly since 1984. In 1984, net sales were approximately $130 million. In 1997, net sales were approximately $802 million. The Company's bottling territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 have significantly expanded the Company's bottling territory. The most significant transactions were as follows:

   o February 8, 1985 -- Acquisition of various subsidiaries of Wometco Coca-Cola Bottling Company which included territories in parts of Alabama, Tennessee and Virginia. Other noncontiguous territories acquired in this acquisition were subsequently sold.

   o January 27, 1989 -- Acquisition of all of the outstanding stock of The Coca-Cola Bottling Company of West Virginia, Inc. which included territory covering most of the state of West Virginia.

   o December 20, 1991 -- Acquisition of all of the outstanding capital stock of Sunbelt Coca-Cola Bottling Company, Inc. ("Sunbelt") which included territory covering parts of North Carolina and South Carolina.

   o July 2, 1993 -- Formation of Piedmont Coca-Cola Bottling Partnership ("Piedmont"). Piedmont is a joint venture owned equally by the Company and The Coca-Cola Company through their respective subsidiaries. Piedmont distributes and markets soft drink products, primarily in parts of North Carolina and South Carolina. The Company sold and contributed certain territories to Piedmont upon formation. The Company currently provides part of the finished product requirements for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

   o June 1, 1994 -- The Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. SAC significantly expanded its operations by adding two PET bottling lines. These bottling lines supply a portion of the Company's and Piedmont's volume requirements for PET finished products.

   o January 21, 1998 -- The Company purchased the franchise rights and operating assets of a Coca-Cola bottler located in Florence, Alabama. This territory is contiguous to the Company's Tennessee franchise territory.

     These transactions, along with several smaller acquisitions of additional bottling territory, have resulted in the Company becoming the second largest Coca-Cola bottler in the United States.

     The Company repurchased 929,440 shares of its Common Stock for $43.6 million in a series of transactions between December 1996 and February 1997.

     The Coca-Cola Company currently owns an economic interest of approximately 30% and a voting interest of approximately 23% in the Company. The Coca-Cola Company's economic interest was achieved through a series of transactions as follows:

   o June 1987 -- The Company sold 1,355,033 shares of newly issued Common stock and 269,158 shares of Class B Common Stock to The Coca-Cola Company.

   o January 1989 -- The Company issued 1.1 million shares of Common Stock to The Coca-Cola Company in exchange for all of the outstanding stock of The Coca-Cola Bottling Company of West Virginia, Inc.

   o June 1993 -- The Company sold 33,464 shares of Common Stock to The Coca-Cola Company pursuant to an agreement to maintain The Coca-Cola Company's voting and equity interest at a prescribed level.

   o February 1997 -- The Company purchased 275,490 shares of its Common Stock for $13.1 million from The Coca-Cola Company pursuant to an agreement to maintain The Coca-Cola Company's voting and equity interest at a prescribed level.

     The Company considers acquisition opportunities for additional territories on an ongoing basis. To achieve its goals, further purchases and sales of franchise rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur.


     General

     In its soft drink operations, the Company holds franchises under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Cherry Coke, TAB, Sprite, diet Sprite, Surge, Mello Yello, diet Mello Yello, Mr. PiBB, Barq's Root Beer, diet Barq's Root Beer, Fresca, Minute Maid orange and diet Minute Maid orange sodas. The Company also distributes and markets POWERaDE, Cool from Nestea, Fruitopia, Minute Maid Juices To Go and LeBleu water in certain of its markets. The Company produces and markets Dr Pepper in most of its regions. Various other products, including Seagrams' products and Sundrop are produced and marketed in one or more of the Company's regions under franchise agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola franchise bottlers.

     The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the trademark Coca-Cola have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 90% of the Company's soft drink sales during fiscal 1997.


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

     Allied Bottle Contracts. Other contracts with The Coca-Cola Company (the "Allied Bottle Contracts") grant similar exclusive rights to the Company with respect to the distribution of Sprite, Mr. PiBB, Surge, Mello Yello, diet Mello Yello, Fanta, TAB, diet Sprite, sugar free Mr. PiBB, Fresca, POWERaDE, Minute Maid orange and diet Minute Maid orange sodas (the "Allied Beverages") for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of 10 years and is renewable by the Company for an additional 10 years at the end of each 10 year period, but is subject to termination in the event of (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company's Bottle Contract covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

     Post-mix Rights. The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups ("post-mix syrup") of The Coca-Cola Company.

     Other Bottling Agreements. The Coca-Cola Company purchased all rights of Barq's, Inc. under its Bottler's Agreements with the Company. These contracts cover both Barq's Root Beer and diet Barq's Root Beer and remain in effect unless terminated by The Coca-Cola Company for breach by the Company of their terms, insolvency of the Company or the failure of the Company to manufacture, bottle and sell the products for 15 consecutive days or to purchase extract for a period of 120 consecutive days. The bottling agreements from most other soft drink franchisors are similar to those described above in that they are renewable at the option of the Company and the franchisors. The price the franchisors may charge for syrup or concentrate is set by the franchisors from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10% of the Company's sales for fiscal 1997.

     The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisors other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the business of the Company taken as a whole.


     Markets and Production and Distribution Facilities

     As of March 10, 1998, the Company held franchises from The Coca-Cola Company covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Ohio, Pennsylvania, Georgia and Florida. The total population within the Company's franchise territory is approximately 12.3 million.

     As of March 10, 1998, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:

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

     3. South Georgia. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia surrounding Columbus, Georgia, in which a distribution facility is located, and a portion of the Florida Panhandle. Four other distribution facilities are located in the region. This region has an estimated population of 1.0 million.

     4. Middle Tennessee. This region includes a portion of central Tennessee, including areas surrounding Nashville, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of
1.8 million. A production/distribution facility is located in Nashville and eight other distribution facilities are located in the region.

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

     The Company owns 100% of the operations in each of the regions previously listed.

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

     On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. Management fees from SAC were $1.2 million, $1.4 million and $1.0 million in 1997, 1996 and 1995, respectively. SAC has significantly expanded its operations by adding two PET bottling lines. The bottling lines supply a portion of the Company's and Piedmont's volume requirements for PET finished products. The Company executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20 ounce PET product, 2 liter PET product and 3 liter PET product by the Company of approximately $40 million.

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

 Marketing

     The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 1997, approximately 76% of the Company's physical case volume was in the take-home channel through supermarkets, convenience stores, drug stores and other retail outlets. The remaining volume was in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies.

     New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Product introductions in recent years include: caffeine free Coca-Cola classic; caffeine free diet Coke; Cherry Coke; Surge; diet Mello Yello; Minute Maid orange; diet Minute Maid orange; Cool from Nestea; Fruitopia; POWERaDE, Minute Maid Juices To Go and Le Bleu Water. New product introductions have entailed increased operating costs for the Company resulting from special marketing efforts, obsolescence of replaced items and, occasionally, higher raw materials costs.

     After several new package introductions in recent years, the Company now sells its soft drink products primarily in non-refillable bottles, both glass and plastic, and in cans, in varying proportions from market to market. There may be as many as eight different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during fiscal year 1997 were approximately 50% cans, 48% non-refillable bottles and 2% pre-mix.

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


     Employees

     As of March 10, 1998, the Company had a total of approximately 4,900 full-time employees, of whom approximately 400 were union members. The total number of employees is approximately 5,500. Management of the Company believes that the Company's relations with its employees are generally good.


Item 2 -- Properties

     The principal properties of the Company include its corporate headquarters, its four production facilities and its 55 distribution centers, all of which are owned by the Company except for its corporate headquarters, two production/distribution facilities and nine distribution centers.

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

     The Company owns and operates two soft drink production facilities apart from the leased facilities described above. The current percentage utilization of the Company's production centers as of March 10, 1998 is approximately as indicated below:


               Production Facilities
               ---------------------



                                          Percentage
Location                                 Utilization*
--------------------------------------- -------------
    Charlotte, North Carolina .........      93%
    Mobile, Alabama ...................      81%
    Nashville, Tennessee ..............      78%
    Roanoke, Virginia .................      92%

---------
* Estimated 1998 production divided by capacity (based on 80 hours of operations per week).

     The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from South Atlantic Canners, Inc.

     Bottled and canned soft drinks are transported to distribution centers for storage pending sale. The number of distribution centers by market area as of March 10, 1998 is as follows:


          Distribution Centers
          --------------------



                                Number of
Region                           Centers
------------------------------ ----------
    North Carolina ...........     16
    South Alabama ............      6
    South Georgia ............      5
    Middle Tennessee .........      9
    Western Virginia .........      8
    West Virginia ............     11

     The Company's distribution facilities are all in good condition and are adequate for the Company's operations as presently conducted.

     The Company also operates approximately 2,800 vehicles in the sale and distribution of its soft drink products, of which approximately 1,400 are delivery trucks. In addition, the Company owns or leases approximately 129,000 soft drink dispensing and vending machines.


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


Item 4 -- Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 1997.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be filed.

     The following is a list of names and ages of all the executive officers of the Registrant as of March 10, 1998, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

     J. FRANK HARRISON, III, age 43, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison served in the capacity of Vice Chairman from November 1987 through December 1996 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Compensation Committee and is a member of the Executive Committee, the Audit Committee and the Finance Committee.

     REID M. HENSON, age 58, has served as a Vice Chairman of the Board of Directors of the Company since 1983. Prior to that time, Mr. Henson served as a consultant for JTL Corporation, a management company, and later as President of JTL Corporation. He has been a Director of the Company since 1979, is Chairman of the Audit Committee and is a member of the Executive Committee, the Retirement Benefits Committee and the Finance Committee.

     JAMES L. MOORE, JR., age 55, is President and Chief Operating Officer of the Company. Prior to his election as President in March 1987, he served as President and Chief Executive Officer of Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA. Mr. Moore has been a Director of the Company since March 1987. He is a member of the Executive Committee and is Chairman of the Retirement Benefits Committee.

     ROBERT D. PETTUS, JR., age 53, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in January 1997. Mr. Pettus was previously Vice President, Human Resources, a position he held since September 1984. Prior to joining the Company, he was Director, Employee Relations for the Texize Division of Morton-Thiokol for seven years.

     DAVID V. SINGER, age 42, is Vice President and Chief Financial Officer. In addition to his Finance duties, Mr. Singer has overall responsibility for the Company's Purchasing/Materials Management function as well as the Manufacturing function. He served as Vice President, Chief Financial Officer and Treasurer from October 1987 through May 1992; prior to that he was Vice President and Treasurer. Prior to joining the Company in March 1986, Mr. Singer was a Vice President of Corporate Banking for Mellon Bank, N.A.

     M. CRAIG AKINS, age 47, is Regional Vice President, Sales for the Virginia and West Virginia Divisions, a position he has held since June 1996. He was previously Vice President, Cold Drink Market, a position he was appointed to in October 1993. He was Vice President, Division Manager of the Tennessee Division from 1989-1993. From 1987 through 1988, he was General Manager of the Nashville, TN sales center. From 1985 through 1986, he was Trade Development Director of the Tennessee Division. Prior to joining the Company in 1985, he was a Regional Trade Development Manager for Coca-Cola USA.

     STEVEN D. CALDWELL, age 48, joined the Company in April 1987 as Vice President, Business Systems and Services. Prior to joining the Company, he was Director of MIS at Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA for four years.

     WILLIAM B. ELMORE, age 42, is Vice President, Treasurer, a position he has held since June 1996. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division, from November 1991 to June 1996. He was Vice President, Division Manager of the West Virginia Division from 1989-1991. He was Senior Director, Corporate Marketing from 1988-1989. Preceding that, he held various positions in sales and marketing in the Charlotte Division from 1985-1988. Before joining the Company in 1985, he was employed by Coca-Cola USA for seven years where he held several positions in their field sales organization.

     NORMAN C. GEORGE, age 42, is Regional Vice President, Sales for the Carolinas South Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Southern Division from 1988-1991. He served as Vice President, Division Manager of the Alabama Division from 1986-1988. From 1982-1986, he served as Director of Sales and Operations in the Northern Division. Prior to joining the Company in 1982, he was Sales Manager of the Dallas-Fort Worth Dr Pepper Bottling Company in Irving, Texas.

     UMESH M. KASBEKAR, age 40, is Vice President, Planning and Administration, a position he has held since December 1994. He was Vice President, Planning from December 1988 until December 1994. He was first employed by the Company in 1983 and held various other positions with the Company from 1983 to 1988.

     R. PHILIP KENNY, age 52, is Vice President, Human Resources, a position he has held since June 16, 1997. Prior to joining the Company in 1997, he was employed by BancOne Corporation, where he served as Director, Human Resources, Southwest Region from 1995 through 1997 and also served as Manager, Change Management and Employee Relations during the first half of 1997. From 1981 through 1995, Mr. Kenny served as Director of Human Resources for BancOne Texas N.A.

     C. RAY MAYHALL, age 50, is Regional Vice President, Sales for the Georgia Division, Alabama Division and the Carolinas North Region, a position he has held since November 1991. He served as Vice President, Division Manager of the Northern Division from 1989-1991. Before joining the Company in 1989, he was Vice President, Sales and Marketing of Florida Coca-Cola Bottling Company, a position he had held since 1987. Prior to 1987, he was Division Manager of the Central Florida Division of Florida Coca-Cola Bottling Company for six years.

     JAMES B. STUART, age 55, joined the Company in October 1990 as Vice President, Marketing. From 1987 until joining the Company in 1990, Mr. Stuart formed his own marketing company, serving a number of clients inside and outside the soft drink industry. During this period, he worked almost exclusively with the International Business Sector of The Coca-Cola Company. Mr. Stuart had been Senior Vice President, Sales and Marketing with JTL Corporation from 1980 until such company was acquired by The Coca-Cola Company in 1986.

     STEVEN D. WESTPHAL, age 43, is Vice President and Controller of the Company, a position he has held since November 1987. Prior to joining the Company, he was Vice President-Finance for Joyce Beverages, an independent bottler, beginning in January 1985. Prior to working for Joyce Beverages, he was Director of Corporate Planning for Mid-Atlantic Coca-Cola Bottling Company, Inc. from December 1981 to December 1984.

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



                                           Fiscal Year
                         -----------------------------------------------
                                  1997                    1996
                         ----------------------- -----------------------
                             High        Low         High        Low
                         ----------- ----------- ----------- -----------
First quarter ..........  $  50.50    $  43.00    $  35.50    $  31.50
Second quarter .........     48.50       38.75       35.25       32.25
Third quarter ..........     57.00       46.25       39.50       32.75
Fourth quarter .........     66.88       56.25       48.75       38.00

     The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 1995, 1996 and 1997.

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

     The number of shareholders of record of the Common Stock and Class B Common Stock, as of March 10, 1998, was 2,795 and 13, respectively.


Item 6 -- Selected Financial Data

     The following table sets forth certain selected financial data concerning the Company for the five years ended December 28, 1997. The data for the five years ended December 28, 1997 is unaudited but is derived from audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof which details the Company's significant acquisitions and divestitures since 1984.

                            SELECTED FINANCIAL DATA*



                                                                              Fiscal Year
                                                      -----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                      ----------- ----------- ----------- ----------- -----------
In Thousands (Except Per Share Data)
 Summary of Operations
 Net sales ..........................................  $802,141    $773,763    $761,876    $723,896    $686,960
                                                       --------    --------    --------    --------    --------
 Cost of sales ......................................   452,893     435,959     447,636     427,140     396,077
 Selling expenses ...................................   183,125     177,734     158,831     149,992     144,411
 General and administrative expenses ................    56,776      58,793      54,720      54,559      51,125
 Depreciation expense ...............................    33,672      28,528      26,746      24,188      23,284
 Amortization of goodwill and intangibles ...........    12,332      12,238      12,230      12,309      14,784
                                                       --------    --------    --------    --------    --------
 Total costs and expenses ...........................   738,798     713,252     700,163     668,188     629,681
                                                       --------    --------    --------    --------    --------
 Income from operations .............................    63,343      60,511      61,713      55,708      57,279
 Interest expense ...................................    37,479      30,379      33,091      31,385      30,994
 Other income (expense), net ........................    (1,594)     (4,433)     (3,401)         63      (2,270)
                                                       --------    --------    --------    --------    --------
 Income before income taxes, extraordinary charge
  and effect of accounting change ...................    24,270      25,699      25,221      24,386      24,015
 Income taxes .......................................     9,004       9,535       9,685      10,239       9,182
                                                       --------    --------    --------    --------    --------
 Income before extraordinary charge and effect of
  accounting change .................................    15,266      16,164      15,536      14,147      14,833
 Extraordinary charge ...............................                            (5,016)
 Effect of accounting change ........................                                        (2,211)
                                                       --------    --------    --------    --------    --------
 Net income .........................................    15,266      16,164      10,520      11,936      14,833
                                                       --------    --------    --------    --------    --------
 Basic net income per share:
  Income before extraordinary charge
    and effect of accounting change .................  $   1.82    $   1.74    $   1.67    $   1.52    $   1.60
  Extraordinary charge ..............................                              (.54)
  Effect of accounting change .......................                                          (.24)
                                                       --------    --------    --------    --------    --------
  Net income ........................................  $   1.82    $   1.74    $   1.13    $   1.28    $   1.60
                                                       --------    --------    --------    --------    --------
 Diluted net income per share:
  Income before extraordinary charge
    and effect of accounting change .................  $   1.79    $   1.73    $   1.67    $   1.52    $   1.60
  Extraordinary charge ..............................                              (.54)
  Effect of accounting change .......................                                          (.24)
                                                       --------    --------    --------    --------    --------
  Net income ........................................  $   1.79    $   1.73    $   1.13    $   1.28    $   1.60
                                                       --------    --------    --------    --------    --------
 Cash dividends per share:
  Common ............................................  $   1.00    $   1.00    $   1.00    $   1.00    $    .88
  Class B Common ....................................  $   1.00    $   1.00    $   1.00    $   1.00    $    .52
 Other Information
 Weighted average number of common shares
  outstanding .......................................     8,407       9,280       9,294       9,294       9,258
 Weighted average number of common shares
  outstanding -- assuming dilution ..................     8,509       9,330       9,316       9,296   9,258 **
 Year-End Financial Position
 Total assets .......................................  $778,033    $702,396    $676,571    $664,159    $648,449
                                                       --------    --------    --------    --------   ---------
 Long-term debt .....................................   493,789     439,453     419,896     432,971     434,358
                                                       --------    --------    --------    --------   ---------
 Shareholders' equity ...............................     9,273      22,269      38,972      33,981      29,629
                                                       --------    --------    --------    --------   ---------

* All years presented are 52-week years. See Note 2 to the consolidated financial statements for information concerning the Company's investment in Piedmont Coca-Cola Bottling Partnership. In 1994, the Company changed its method of accounting for postemployment benefits. In 1995, the Company recorded an extraordinary charge related to the repurchase at a premium of a portion of the Company's long-term debt, as described in Note 6.

** The effect of stock options was anti-dilutive and therefore, had no impact on the calculation of weighted average number of common shares outstanding -- assuming dilution.

Item 7 -- Management's Discussion and Analysis of Financial Condition and
                      Results of Operations


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

The Company

     Coca-Cola Bottling Co. Consolidated ("the Company") is engaged in the production, marketing and distribution of products of The Coca-Cola Company, which include the most recognized brands in the world. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, teas, juices, isotonics and bottled water. Since 1984, the Company has expanded its franchise territory throughout the southeastern United States, primarily through acquisitions, increasing its net sales from $130 million in 1984 to over $802 million in 1997. The Company plans to grow in the future both through internal opportunities and through selected acquisitions. On January 21, 1998, the Company purchased the franchise rights of a Coca-Cola bottler in northwest Alabama whose territory is contiguous to the Company's Tennessee franchise territory. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States.


The Year in Review

     The year was highlighted by strong volume growth in most of the Company's key channels of business. Franchise volume increased by approximately 8%, outpacing the U.S. average. Per capita consumption in the Company's franchise territory increased at a rate in excess of the average for the soft drink industry in the United States. Both basic and diluted earnings per share increased over the prior year. The Company placed a record amount of cold drink equipment during 1997, which should further strengthen an already strong business. All of these positive achievements were accomplished during a year that saw some of the most intense price competition in the history of the soft drink industry and resulted in a 2.5% decline in net selling price per unit.

     Our continued success is attributable to many factors including great products, a strong relationship with The Coca-Cola Company, acquisitions, strong internal growth, solid operating performance and a work force of over 5,500 talented individuals working together as a team. The Company continues to focus on its key long-term objectives including increasing per capita consumption, operating cash flow and shareholder value.

     Our relationship with The Coca-Cola Company continues to provide our customers and consumers with innovative products and packaging. In 1997, the Company introduced new products such as Surge and a cold-fill version of our line of Fruitopia products. New and exciting packaging offers our customers and consumers more options. Some of the new packaging includes 15 pack 20 oz PET bottles and 20 pack 12 oz cans. POWERaDE showed tremendous growth during 1997, with volume up more than 100%.

     The Company repurchased approximately 930,000 shares of its Common Stock in three separate transactions between December 1996 and February 1997. The repurchase of Common Stock enabled the Company to post an increase in earnings per share in 1997, in spite of reduced net income. Management of the Company believes that the Common Stock repurchases will enhance long-term shareholder value.

     On July 7, 1997, the Company issued $100 million of 7.20% debentures due 2009 pursuant to a $400 million shelf registration that was effective in October 1994. The proceeds from this offering were used primarily to repay amounts outstanding under the Company's Lines of Credit. The Lines of Credit were used as interim financing for the repurchase of Common Stock and the buyout of certain equipment leases.

     The Company continued its strong commitment to expanding its cold drink business with significant capital expenditures. The cold drink market channel expands the availability of our products and generally provides a solid return on investment.


Significant Events of Prior Years

     During the fourth quarter of 1996, the Company suspended its agreement to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. On December 31, 1995, the Company had sold $35 million of its trade accounts receivable and used the proceeds to reduce its outstanding bank long-term debt. The Company also suspended its $100 million commercial paper program during 1996.

     On November 1, 1995, the Company issued $100 million of 6.85% debentures under its $400 million shelf registration for debt and equities filed with the Securities and Exchange Commission in 1994. The proceeds from the issuance of the debentures were used to retire $87 million of the Company's Medium-Term Notes which were previously scheduled to mature between 1999 and 2002. In conjunction with the early retirement of the Medium-Term Notes, the Company recorded an after-tax extraordinary charge of $5.0 million or $.54 per share in 1995. This refinancing allowed the Company to take advantage of lower long-term rates available at the time.

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

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company produces a portion of the soft drink products for Piedmont at cost and receives a fee for managing the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company is accounting for its investment in Piedmont using the equity method of accounting.


RESULTS OF OPERATIONS

1997 Compared to 1996

Net Income

     The Company reported net income of $15.3 million or basic net income per share of $1.82 for fiscal year 1997 compared to $16.2 million or $1.74 per share for fiscal year 1996. Diluted net income per share increased from $1.73 in 1996 to $1.79 in 1997. The slight decrease in net income was primarily due to a 2.5% reduction in net selling prices and higher interest costs associated with the Company's repurchase of its Common Stock. The repurchase of Common Stock enabled the Company to post an increase in both basic and diluted earnings per share, in spite of reduced net income.


Net Sales

     The Company had record net sales in 1997, exceeding $800 million for the first time. Net sales for 1997 increased 4%, reflecting volume increase of 8% in franchise sales offset by a 2.5% decline in overall net selling prices and a reduction in sales to other bottlers. The Company continued to see strong broad-based growth across most brands and channels. Carbonated soft drink brands, including flagship brand Coca-Cola classic, showed solid growth. Sprite volume increased by almost 15%, the fourth consecutive year of double-digit volume growth. The Company's expanding non-carbonated beverage offerings also contributed to the solid volume growth in 1997. Volume in Cool from Nestea, Fruitopia and POWERaDE increased by more than 50% over the prior year.

     Sales volume to other bottlers decreased by 11% during 1997 as compared to 1996 primarily due to South Atlantic Canners, rather than the Company, providing a larger percentage of products to Piedmont. Finished products are sold by the Company to Piedmont at cost.


Cost of Sales and Operating Expenses

     Cost of Sales -- Cost of sales on a per case basis was virtually unchanged from 1996. The Company benefited from decreases in costs for some of its key raw materials and packaging materials used in its production process. These raw material cost decreases were offset by increased concentrate cost. The Company has agreements with its aluminum can suppliers which require the Company to purchase the majority of its aluminum can requirements for two of its four manufacturing facilities. These agreements, which extend through the end of 2000, also reduce the variability of the cost of cans for these two facilities.


     Selling Expenses -- Selling expenses increased by approximately $5.4 million in 1997, primarily as a result of the significant increase in volume. Selling expenses on a per case basis declined by almost 5% during the year. Lease expense decreased by $4.0 million in 1997 primarily due to the buyout of certain leased equipment. The Company experienced a comparable increase in depreciation expense, which is discussed below. Also, net marketing program costs were reduced due to additional funding from The Coca-Cola Company for support of cold drink activities.

     General and Administrative Expenses -- General and administrative expenses decreased by $2.0 million in 1997. In 1996, the Company recorded a non-cash, pre-tax charge of approximately $4.4 million related to a retirement benefit awarded to J. Frank Harrison, Jr. This retirement benefit was in recognition of his two decades of leadership as Chairman of the Board of Directors.

     Depreciation Expense -- Depreciation expense increased $5.1 million or 18% in 1997. The increase was primarily attributable to the buyout of $66.3 million of leased vending equipment in January 1997. The increase is also due to significant capital expenditures over the past several years.


Investment in Partnership

     The Company's share of Piedmont's net loss in 1997 was $1.1 million, approximately the same as in 1996.


Interest Expense

     Interest expense increased by $7.1 million or 23% in 1997. The significant increase was due to increased levels of long-term debt as a result of the buyout of equipment leases for $66.3 million in January 1997 and the repurchase of approximately 930,000 shares of the Company's Common Stock for $43.6 million in late 1996 and early 1997. The Company's average borrowing cost for 1997 was 7.0% compared to 7.1% in 1996.


Other Income/Expense

     The decrease in "other income (expense), net" for 1997 was due primarily to the termination of the Company's program to sell its trade accounts receivable in late 1996. The discount on the sale of trade accounts receivable was recorded as other expense in 1996 and 1995. Other expense included $1.7 million and $2.2 million in 1996 and 1995, respectively, related to the discount on the sale of trade accounts receivable.


Income Taxes

     The effective tax rate for federal and state income taxes was approximately 37.1% in both 1997 and 1996. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.


1996 Compared to 1995

Net Income

     The Company reported net income of $16.2 million or basic net income per share of $1.74 for fiscal year 1996 compared to $10.5 million or $1.13 per share for fiscal year 1995. The 1996 results reflect a non-cash, after-tax charge of $2.7 million in the fourth quarter related to retirement benefits payable under an agreement with J. Frank Harrison, Jr., former Chairman of the Board of Directors of the Company. The 1995 results reflect an after-tax extraordinary charge of $5.0 million or $.54 per share on the early retirement of some of the Company's Medium-Term Notes. Net income in 1996 was higher than net income in 1995 due primarily to reductions in the costs of certain raw materials and packaging materials, lower interest rates on the Company's long-term debt and a reduced effective income tax rate.


Net Sales

     Net sales for 1996 increased 2%, reflecting a volume increase of 4% in franchise sales offset by lower contract sales to other Coca-Cola bottlers. The Company continued to see strong growth in its flagship brands, Coca-Cola classic and diet Coke. Sprite volume increased by 20% over the prior year. Mello Yello continued to enjoy strong growth with a volume increase of over 7% from 1995. Sales to other bottlers decreased by $14.5 million during 1996 as compared to 1995 primarily due to South Atlantic Canners, rather than the Company, selling certain products to Piedmont.


Cost of Sales and Operating Expenses

     Gross margin increased by 7.5% from 1995. The Company benefited from decreases in costs for some of its key raw materials and packaging materials. The increase in gross margin was also attributable to lower contract sales which have lower margins.

     Selling expenses increased from approximately 26% of net franchise sales in 1995 to approximately 28% of net franchise sales in 1996. The increase in selling expenses was primarily due to higher employment costs, expenses related to sales development programs and special marketing costs related to the 1996 Summer Olympic Games.

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


Interest Expense

     Interest expense decreased by 8.2% in 1996 due to lower average interest rates on the Company's long-term debt and a reduction of debt balances for the majority of 1996. Lower interest rates were due primarily to the retirement of $87 million of Medium-Term Notes in the fourth quarter of 1995. The Company's average borrowing cost for 1996 was 7.1% compared to 7.3% in 1995.


Other Income/Expense

     The $1.0 million change in "other income (expense), net" in 1996 was due to losses on the sale of certain production equipment offset partially by a reduction in the use of the Company's trade accounts receivable sale program.


Income Taxes

     The effective tax rate for federal and state income taxes was approximately 37.1% in 1996 versus approximately 38.4% in 1995. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.


FINANCIAL CONDITION

     Working capital decreased by $11.0 million to $19.8 million at December 28, 1997 compared to $30.8 million at December 29, 1996. The decrease in working capital is primarily due to an increase in the current portion of long-term debt of $11.9 million and an increase in accounts payable and accrued liabilities of $11.5 million, partially offset by an increase in inventories of $8.0 million and an increase in trade accounts receivable of $4.3 million. The increase in inventories is related primarily to the increase in sales volume, the timing of raw material purchases and an increase in the number of product offerings. The increase in accounts payable and accrued liabilities is due principally to the purchases of raw materials previously discussed. The increase in trade accounts receivable is consistent with the growth in net sales during 1997.

     Total debt increased to $505.8 million at December 28, 1997 compared to $439.6 million at December 29, 1996. The increase is principally due to the January 1997 buyout of $66.3 million of equipment leases and the completion of a Common Stock repurchase program that was initiated in late 1996.


LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

     Sources of capital for the Company include operating cash flows, bank borrowings, issuance of public or private debt and the issuance of equity securities. Management believes that the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax liabilities and dividends for shareholders.


Investing Activities

     Additions to property, plant and equipment during 1997 were $33.8 million, excluding the $66.3 million buyout of leased vending equipment. The Company entered into a new operating lease agreement in April 1997 providing financing for the leasing of equipment, primarily fleet and vending assets. The Company used this agreement to lease approximately $67 million of equipment as of December 28, 1997.

     Leasing is used for certain capital additions when considered cost effective related to other sources of capital. Total lease expense in 1997 was $23.0 million compared to $27.0 million in 1996. The decline in lease expense for 1997 is primarily due to the buyout of approximately $66.3 million of leases for vending equipment on January 14, 1997. Depreciation expense increased during the year due to this lease buyout as discussed previously.

     At the end of 1997, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of additional franchise territories on an ongoing basis.


Financing Activities

     The Company has a $400 million shelf registration for debt and equity securities that was effective in October, 1994. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to this shelf registration. The net proceeds from this issuance were used to repurchase $87 million of the Company's Medium-Term Notes due between 1999 and 2002 and to repay other outstanding borrowings. On July 7, 1997, the Company issued an additional $100 million of 7.20% debentures due 2009 under this shelf registration. The proceeds from this offering were used primarily to repay amounts outstanding under the Company's Lines of Credit. The Lines of Credit were used as interim financing for the repurchase of Company Common Stock and the buyout of certain equipment leases.

     The Company borrows from time to time under informal lines of credit from various banks. On December 28, 1997, the Company had $246 million available under these lines, of which $10.3 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing.

     In December 1997, the Company extended the maturity of a revolving credit agreement totaling $170 million to December 2002. The agreement contains several covenants that establish minimum ratio requirements related to debt, interest expense and cash flow. A commitment fee of 1/8% per year on the average daily unused amount of the banks' commitment is payable quarterly. There were no amounts outstanding under this facility as of December 28, 1997.


Interest Rate Hedging

     The Company periodically uses interest rate hedging products to cost effectively modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating rate mix based upon anticipated operating cash flows of the Company relative to its debt level and the Company's ability to absorb increases in interest rates. Sensitivity analyses are performed to review the impact on the Company's financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes nor does it use leveraged financial instruments.

     After taking into account all of the interest rate hedging activities, the weighted average interest rate of the debt portfolio as of December 28, 1997 is 7.1% compared to 7.2% at the end of 1996. The Company's overall weighted average interest rate on its long-term debt was 7.0%, 7.1% and 7.3% for 1997, 1996 and 1995, respectively. Approximately 50% of the Company's debt portfolio of $505.8 million was subject to changes in short-term interest rates as of December 28, 1997.


Year 2000

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations. The Company presently believes that, with modifications to existing software or conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified or converted. The Company is also surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs.

     At this time, the Company has not determined the total cost of modifying or replacing its software. However, management does not believe that these costs will materially impact the Company's results of operations, financial condition or cash flows.

Item 8 -- Financial Statements and Supplementary Data


                      COCA-COLA BOTTLING CO. CONSOLIDATED
                          CONSOLIDATED BALANCE SHEETS




                                                                             Dec. 28,    Dec. 29,
                                                                               1997        1996
                                                                            ---------- -----------
In Thousands (Except Share Data)
   ASSETS
   Current assets:
   Cash ...................................................................  $  4,427   $  2,941
   Accounts receivable, trade, less allowance for
    doubtful accounts of $513 and $410 ....................................    55,258     50,918
   Accounts receivable from The Coca-Cola Company .........................     4,690      2,911
   Due from Piedmont Coca-Cola Bottling Partnership .......................     2,009      5,888
   Accounts receivable, other .............................................     8,776      7,697
   Inventories ............................................................    38,738     30,787
   Prepaid expenses and other current assets ..............................    12,674      9,453
                                                                             --------   --------
    Total current assets ..................................................   126,572    110,595
                                                                             --------   --------
   Property, plant and equipment, less accumulated
    depreciation of $175,766 and $161,615 .................................   250,904    190,073
   Investment in Piedmont Coca-Cola Bottling Partnership ..................    63,326     64,462
   Other assets ...........................................................    43,138     33,802
   Identifiable intangible assets, less accumulated
    amortization of $105,334 and $95,403...................................   231,034    238,115
   Excess of cost over fair value of net assets of businesses acquired,
    less accumulated amortization of $28,560 and $26,269 ..................    63,059     65,349
                                                                             --------   --------
    Total .................................................................  $778,033   $702,396
                                                                             ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                          CONSOLIDATED BALANCE SHEETS



                                                                                       Dec. 28,     Dec. 29,
                                                                                         1997         1996
                                                                                     ------------ ------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Portion of long-term debt payable within one year ................................  $  12,000    $     105
  Accounts payable and accrued liabilities .........................................     71,583       60,098
  Accounts payable to The Coca-Cola Company ........................................      4,108        3,249
  Accrued compensation .............................................................      5,075        5,275
  Accrued interest payable .........................................................     14,038       11,112
                                                                                      ---------    ---------
   Total current liabilities .......................................................    106,804       79,839
                                                                                      ---------    ---------
  Deferred income taxes ............................................................    111,594      108,403
  Deferred credits .................................................................      7,139        8,937
  Other liabilities ................................................................     49,434       43,495
  Long-term debt ...................................................................    493,789      439,453
                                                                                      ---------    ---------
   Total liabilities ...............................................................    768,760      680,127
                                                                                      ---------    ---------
  Shareholders' Equity:
  Convertible Preferred Stock, $100 par value:
   Authorized -- 50,000 shares; Issued -- None .....................................
  Nonconvertible Preferred Stock, $100 par value: ..................................
   Authorized -- 50,000 shares; Issued -- None .....................................
  Preferred Stock, $.01 par value: .................................................
   Authorized -- 20,000,000 shares; Issued -- None .................................
  Common Stock, $1 par value: ......................................................
   Authorized -- 30,000,000 shares; Issued -- 10,107,421 and 10,107,359 shares .....     10,107       10,107
  Class B Common Stock, $1 par value: ..............................................
   Authorized -- 10,000,000 shares; Issued -- 1,947,914 and 1,947,976 shares .......      1,948        1,948
  Class C Common Stock, $1 par value: ..............................................
   Authorized -- 20,000,000 shares; Issued -- None .................................
  Capital in excess of par value ...................................................    103,074      111,439
  Accumulated deficit ..............................................................    (44,602)     (59,868)
  Minimum pension liability adjustment .............................................                    (104)
                                                                                      ---------    ---------
                                                                                         70,527       63,522
                                                                                      ---------    ---------
  Less -- Treasury stock, at cost: .................................................
   Common -- 3,062,374 and 2,641,490 shares ........................................     60,845       40,844
   Class B Common -- 628,114 shares ................................................        409          409
                                                                                      ---------    ---------
   Total shareholders' equity ......................................................      9,273       22,269
                                                                                      ---------    ---------
   Total ...........................................................................  $ 778,033    $ 702,396
                                                                                      ---------    ---------

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                             Fiscal Year
                                                                 -----------------------------------
                                                                     1997        1996        1995
                                                                 ----------- ----------- -----------
In Thousands (Except Per Share Data)
Net sales (includes sales to Piedmont of $54,155,
  $61,565 and $71,123) .........................................  $802,141    $773,763    $761,876
Cost of sales, excluding depreciation shown below (includes
  $42,581, $51,295 and $62,526 related to sales to Piedmont) ...   452,893     435,959     447,636
                                                                  --------    --------    --------
Gross margin ...................................................   349,248     337,804     314,240
                                                                  --------    --------    --------
Selling expenses, excluding depreciation shown below ...........   183,125     177,734     158,831
General and administrative expenses ............................    56,776      58,793      54,720
Depreciation expense ...........................................    33,672      28,528      26,746
Amortization of goodwill and intangibles .......................    12,332      12,238      12,230
                                                                  --------    --------    --------
Income from operations .........................................    63,343      60,511      61,713
                                                                  --------    --------    --------
Interest expense ...............................................    37,479      30,379      33,091
Other income (expense), net ....................................    (1,594)     (4,433)     (3,401)
                                                                  --------    --------    --------
Income before income taxes and extraordinary charge ............    24,270      25,699      25,221
Income taxes ...................................................     9,004       9,535       9,685
                                                                  --------    --------    --------
Income before extraordinary charge .............................    15,266      16,164      15,536
Extraordinary charge, net of tax benefit of $3,127 .............                            (5,016)
                                                                  --------    --------    --------
  Net income ...................................................  $ 15,266    $ 16,164    $ 10,520
                                                                  --------    --------    --------
Basic net income per share:
  Income before extraordinary charge ...........................  $   1.82    $   1.74    $   1.67
  Extraordinary charge .........................................                              (.54)
                                                                  --------    --------    --------
  Net income ...................................................  $   1.82    $   1.74    $   1.13
                                                                  --------    --------    --------
Diluted net income per share:
  Income before extraordinary charge ...........................  $   1.79    $   1.73    $   1.67
  Extraordinary charge .........................................                              (.54)
                                                                  --------    --------    --------
  Net income ...................................................  $   1.79    $   1.73    $   1.13
                                                                  --------    --------    --------
Weighted average number of common shares outstanding ...........     8,407       9,280       9,294
Weighted average number of common shares
  outstanding - assuming dilution ..............................     8,509       9,330       9,316
                                                                  --------    --------    --------

         See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            Fiscal Year
                                                                             ------------------------------------------
                                                                                 1997           1996           1995
                                                                             ------------   ------------   ------------
In Thousands
 Cash Flows from Operating Activities
 Net income ..............................................................    $   15,266     $  16,164      $  10,520
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Extraordinary charge .................................................                                      5,016
    Depreciation expense .................................................        33,672        28,528         26,746
    Amortization of goodwill and intangibles .............................        12,332        12,238         12,230
    Deferred income taxes ................................................         2,567         8,782          8,934
    Losses on sale of property, plant and equipment ......................         1,433         1,810          1,182
    Amortization of debt costs ...........................................           627           540            467
    Undistributed loss of Piedmont Coca-Cola Bottling Partnership ........         1,136         1,162          2,105
    (Increase) decrease in current assets less current liabilities .......           733       (43,632)        (2,309)
    Increase in other noncurrent assets ..................................        (7,953)         (994)        (9,588)
    Increase in other noncurrent liabilities .............................         5,784        18,597         10,206
    Other ................................................................         3,071            12            237
                                                                              ----------     ---------      ---------
 Total adjustments .......................................................        53,402        27,043         55,226
                                                                              ----------     ---------      ---------
 Net cash provided by operating activities ...............................        68,668        43,207         65,746
                                                                              ----------     ---------      ---------
 Cash Flows from Financing Activities
 Proceeds from the issuance of long-term debt ............................        54,561        19,557         73,840
 Increase (decrease) in current portion of long-term debt ................        11,895           (15)          (180)
 Payments on long-term debt ..............................................          (226)
 Purchase of Common Stock ................................................       (20,001)      (23,607)
 Redemption of Medium-Term Notes .........................................                                    (95,948)
 Cash dividends paid .....................................................        (8,365)       (9,294)        (9,295)
 Debt fees paid ..........................................................        (1,226)         (125)          (825)
 Other ...................................................................        (1,020)         (593)         1,616
                                                                              ----------     ---------      ---------
 Net cash provided by (used in) financing activities .....................        35,618       (14,077)       (30,792)
                                                                              ----------     ---------      ---------
 Cash Flows from Investing Activities
 Additions to property, plant and equipment ..............................      (100,105)      (29,990)       (37,284)
 Proceeds from the sale of property, plant and equipment .................         1,223         1,367          2,952
 Acquisitions of companies, net of cash acquired .........................        (3,918)
                                                                              ----------     ---------      ---------
 Net cash used in investing activities ...................................      (102,800)      (28,623)       (34,332)
                                                                              ----------     ---------      ---------
 Net increase in cash ....................................................         1,486           507            622
                                                                              ----------     ---------      ---------
 Cash at beginning of year ...............................................         2,941         2,434          1,812
                                                                              ----------     ---------      ---------
 Cash at end of year .....................................................    $    4,427     $   2,941      $   2,434
                                                                              ----------     ---------      ---------

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY




                                                                                               Minimum
                                                        Class B   Capital in                   Pension
                                              Common     Common    Excess of   Accumulated    Liability   Treasury
                                               Stock     Stock     Par Value     Deficit     Adjustment    Stock
                                            ---------- --------- ------------ ------------- ------------ ---------
In Thousands
 Balance on January 1, 1995 ...............  $10,090    $1,965     $130,028     $ (86,552)    $ (3,904)   $17,646
 Net income ...............................                                        10,520
 Cash dividends paid ......................                          (9,295)
 Minimum pension liability adjustment .....                                                      3,766
                                             -------    ------     --------     ---------     --------    -------
 Balance on December 31, 1995 .............   10,090     1,965      120,733       (76,032)        (138)    17,646
 Net income ...............................                                        16,164
 Cash dividends paid ......................                          (9,294)
 Minimum pension liability adjustment .....                                                         34
 Purchase of Common Stock .................                                                                23,607
 Conversion of Class B Common .............
  Stock into Common Stock .................       17       (17)
                                             -------    ------     --------     ---------     --------    -------
 Balance on December 29, 1996 .............   10,107     1,948      111,439       (59,868)        (104)    41,253
 Net income ...............................                                        15,266
 Cash dividends paid ......................                          (8,365)
 Purchase of Common Stock .................                                                                20,001
 Minimum pension liability adjustment .....                                                        104
                                             -------    ------     --------     ---------     --------    -------
 Balance on December 28, 1997 .............  $10,107    $1,948     $103,074     $ (44,602)    $      0    $61,254
                                             -------    ------     --------     ---------     --------    -------

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

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Acquisitions recorded as purchases are included in the statement of operations from the date of acquisition.

     The fiscal years presented are the 52-week periods ended December 28, 1997, December 29, 1996 and December 31, 1995. The Company's fiscal year ends on the Sunday closest to December 31.

     Certain prior year amounts have been reclassified to conform to current year classifications.

     The Company's more significant accounting policies are as follows:


Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.


Inventories

     Inventories are stated at the lower of cost, primarily determined on the last-in, first-out method ("LIFO"), or market.


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

                      COCA-COLA BOTTLING CO. CONSOLIDATED

1. SIGNIFICANT ACCOUNTING POLICIES -- Continued

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


Net Income Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 requires disclosure in annual financial statements for periods ending after December 15, 1997 of basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available for common shareholders by the weighted average number of Common and Class B Common shares outstanding. Diluted EPS gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted EPS, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.


Derivative Financial Instruments

     The Company uses financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments.

     Deferred gains or losses on interest rate swap terminations are amortized over the lives of the initial agreements as an adjustment to interest expense. Amounts receivable or payable under interest rate swap agreements are included in other assets or other liabilities. Amounts paid or received under interest rate swap agreements during their lives are recorded as adjustments to interest expense.

     Premiums paid for interest rate cap agreements are amortized to interest expense over the terms of the agreements. Amounts receivable or payable under interest rate cap agreements are included in other assets or other liabilities.



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

     Subsidiaries of the Company made an initial capital contribution to Piedmont of $70 million in the aggregate. The capital contribution made by such subsidiaries was composed of approximately $21.7 million in cash and of bottling operations and certain assets used in connection with the Company's Wilson, North Carolina and Greenville and Beaufort, South Carolina territories. The cash contributed to Piedmont by the Company's subsidiaries was provided from the Company's available credit facilities. The Company sold other territories to Piedmont for an aggregate purchase price of approximately $118 million. Assets were sold or contributed at their approximate carrying values. Proceeds from the sale of territories to

                      COCA-COLA BOTTLING CO. CONSOLIDATED

2. INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP -- Continued

Piedmont, net of the Company's cash contribution, totaled approximately $96 million and were used to reduce the Company's long-term debt.

     Summarized financial information for Piedmont is as follows:



                                                      Dec. 28,       Dec. 29,
                                                        1997           1996
                                                    ------------   -----------
In Thousands
 Current assets .................................    $  27,088      $ 26,896
 Noncurrent assets ..............................      340,555       344,976
                                                     ---------      --------
 Total assets ...................................    $ 367,643      $371,872
                                                     ---------      --------
 Current liabilities ............................    $  16,147      $ 15,573
 Noncurrent liabilities .........................      224,844       227,375
                                                     ---------      --------
 Total liabilities ..............................      240,991       242,948
 Partners' equity ...............................      126,652       128,924
                                                     ---------      --------
 Total liabilities and partners' equity .........    $ 367,643      $371,872
                                                     ---------      --------
 Company's equity investment ....................    $  63,326      $ 64,462
                                                     ---------      --------


                                                   Fiscal Year
                                     ---------------------------------------
                                         1997          1996          1995
                                     -----------   -----------   -----------
In Thousands
Net sales ........................    $237,964      $223,834      $212,665
Cost of sales ....................     134,344       129,059       126,197
                                      --------      --------      --------
Gross margin .....................     103,620        94,775        86,468
Income from operations ...........       9,606         6,533         5,618
Net loss .........................    $ (2,272)     $ (2,324)     $ (4,210)
                                      --------      --------      --------
Company's equity in loss .........    $ (1,136)     $ (1,162)     $ (2,105)
                                      --------      --------      --------

3. INVENTORIES

     Inventories are summarized as follows:



                                       Dec. 28,     Dec. 29,
                                         1997         1996
                                      ----------   ---------
In Thousands
Finished products .................    $21,542      $18,888
Manufacturing materials ...........     14,171        9,894
Plastic pallets and other .........      3,025        2,005
                                       -------      -------
Total inventories .................    $38,738      $30,787
                                       -------      -------

     Substantially all merchandise inventories are valued by the LIFO method. The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.8 million and $2.1 million on December 28, 1997 and December 29, 1996, respectively, as a result of inventory premiums associated with certain acquisitions.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


4. PROPERTY, PLANT AND EQUIPMENT

     The principal categories and estimated useful lives of property, plant and equipment were as follows:



                                                           Dec. 28,     Dec. 29,      Estimated
                                                             1997         1996       Useful Lives
                                                          ----------   ----------   -------------
In Thousands
 Land .................................................    $  9,672     $  9,363
 Buildings ............................................      79,394       73,543     10-50 years
 Machinery and equipment ..............................      79,546       81,090      5-20 years
 Transportation equipment .............................      56,136       54,599      4-10 years
 Furniture and fixtures ...............................      24,880       26,002      7-10 years
 Vending equipment ....................................     144,916       80,588      6-13 years
 Leasehold and land improvements ......................      30,185       25,343      5-20 years
 Construction in progress .............................       1,941        1,160
                                                           --------     --------
 Total property, plant and equipment, at cost .........     426,670      351,688
 Less: Accumulated depreciation .......................     175,766      161,615
                                                           --------     --------
 Property, plant and equipment, net ...................    $250,904     $190,073
                                                           --------     --------

5. IDENTIFIABLE INTANGIBLE ASSETS

     The principal categories and estimated useful lives of identifiable intangible assets, net of accumulated amortization, were as follows:



                                                   Dec. 28,     Dec. 29,      Estimated
                                                     1997         1996       Useful Lives
                                                  ----------   ----------   -------------
In Thousands
 Franchise rights .............................    $206,875     $210,618       40 years
 Customer lists ...............................      19,941       22,670     17-23 years
 Advertising savings ..........................       3,737        4,251     17-23 years
 Other ........................................         481          576     17-18 years
                                                   --------     --------    -------------
 Total identifiable intangible assets .........    $231,034     $238,115
                                                   --------     --------

                      COCA-COLA BOTTLING CO. CONSOLIDATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


6. LONG-TERM DEBT

     Long-term debt is summarized as follows:



                                                 Fixed(F) or
                                     Interest    Variable(V)      Interest     Dec. 28,    Dec. 29,
In Thousands            Maturity       Rate          Rate           Paid         1997        1996
---------------------- ---------- ------------- ------------- --------------- ---------- -----------
 Lines of Credit         2002           5.50%         V            Varies      $ 10,300   $ 19,720
 Revolving Credit                                     V            Varies                   24,000
 Term Loan Agreement     2004           6.33%         V            Varies        85,000     85,000
 Term Loan Agreement     2005           6.33%         V            Varies        85,000     85,000
 Medium-Term Notes       1998           6.62%         V          Quarterly       10,000     10,000
 Medium-Term Notes       1998          10.05%         F        Semi-annually      2,000      2,000
 Medium-Term Notes       1999           7.99%         F        Semi-annually     28,585     28,585
 Medium-Term Notes       2000          10.00%         F        Semi-annually     25,500     25,500
 Medium-Term Notes       2002           8.56%         F        Semi-annually     47,000     47,000
 Debentures              2007           6.85%         F        Semi-annually    100,000    100,000
 Debentures              2009           7.20%         F        Semi-annually    100,000
 Other notes payable     1999-          7.33%-        F            Varies        12,404     12,753
                         2001          10.00%
                         ----         ------                                   --------   --------
                                                                                505,789    439,558
 Less: Portion of long-term debt payable within one year                         12,000        105
                                                                               --------   --------
 Long-term debt                                                                $493,789   $439,453
                                                                               --------   --------

     The principal maturities of long-term debt outstanding on December 28, 1997 were as follows:



In Thousands
-----------------------------
  1998 ......................  $ 12,000
  1999 ......................    28,615
  2000 ......................    27,681
  2001 ......................    10,193
  2002 ......................    57,300
  Thereafter ................   370,000
                               --------
  Total long-term debt ......  $505,789
                               --------

     In December 1997, the Company extended the maturity date of the revolving credit agreement, totaling $170 million, to December 2002. The agreement contains several covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. There was no outstanding balance under this facility as of December 28, 1997.

     The Company borrows from time to time under informal lines of credit from various banks. On December 28, 1997, the Company had approximately $246 million of credit available under these lines, of which $10.3 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. It is the Company's intent to renew such borrowings as they mature. To the extent that these borrowings and the borrowings under the revolving credit facility described above do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

6. LONG-TERM DEBT -- Continued

     On November 20, 1995, the Company entered into a $170 million term loan agreement with $85 million maturing in November 2002 and $85 million maturing in November 2003. This loan was used to repay two $60 million loans and other bank debt. This agreement was amended in July 1997 to extend the loan maturity dates to July 2004 and July 2005, respectively.

     On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On July 7, 1997 the Company issued $100 million of 7.20% debentures due in 2009. The net proceeds from this issuance were used principally for refinancing existing indebtedness with the remainder used to repay other bank debt. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. The net proceeds from this issuance were used to repurchase $87 million of the Company's Medium-Term Notes with the remainder used to repay other bank debt. An after-tax extraordinary charge of $5.0 million related to the premium paid on this repurchase was recorded in the fourth quarter of 1995.


     Prior to 1997, the Company had an arrangement under which it had the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. This arrangement was suspended during the fourth quarter of 1996. The discount on sales of trade accounts receivable was $1.7 million and $2.2 million in 1996 and 1995, respectively, and is included in "other income (expense), net."

     After taking into account all of the interest rate hedging activities, the Company has a weighted average interest rate of 7.1% for the debt portfolio as of December 28, 1997 compared to 7.2% at December 29, 1996. The Company's overall weighted average borrowing rate on its long-term debt was 7.0%, 7.1% and 7.3% for 1997, 1996 and 1995, respectively.

     As of December 28, 1997, after taking into account all of the interest rate hedging activities, approximately $252.9 million or 50% of the total debt portfolio was subject to changes in short-term interest rates.

     If average interest rates for the Company's debt portfolio increased by 1%, annual interest expense would have increased by approximately $2.5 million and net income for the year ended December 28, 1997 would have been reduced by approximately $1.6 million.


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

     Derivative financial instruments are summarized as follows:



                                          December 28, 1997      December 29, 1996
                                       ----------------------- ----------------------
                                                    Remaining              Remaining
                                         Amount       Term       Amount       Term
                                       ---------- ------------ ---------- -----------
In Thousands
Interest rate swaps-floating .........  $ 60,000  5.75 years    $60,000   6.75 years
Interest rate swaps-floating .........   100,000  11.5 years
Interest rate swaps-fixed ............    60,000  5.75 years     60,000   6.75 years

     The Company had four interest rate swaps with a notional amount of $220 million at December 28, 1997, compared to $120 million as of December 29, 1996. There were two new interest rate swap transactions during 1997. In October 1997,

                      COCA-COLA BOTTLING CO. CONSOLIDATED

7. DERIVATIVE FINANCIAL INSTRUMENTS -- Continued

the Company added a $35 million interest rate cap with a strike rate of 7%. The counterparties to these contractual arrangements are a group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.

     In January 1998, the Company terminated two interest rate swaps with a total notional amount of $100 million. The gain of $6.5 million resulting from this termination will be amortized over 11.5 years, the remaining term of the initial swap agreements.


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

     The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:



                                                  December 28, 1997       December 29, 1996
                                               ----------------------- -----------------------
                                                Carrying                 Carrying
                                                 Amount    Fair Value     Amount    Fair Value
                                               ---------- ------------ ----------- -----------
In Thousands
Balance Sheet Instruments
----------------------------------------------
 Public debt .................................  $313,085    $327,486    $213,085    $218,912
 Non-public variable rate long-term debt .....   180,300     180,300     213,720     213,720
 Non-public fixed rate long-term debt ........    12,404      13,297      12,753      13,400
Off-Balance-Sheet Instruments
-----------------------------------------------
 Interest rate swaps .........................                 1,854                  (4,029)
 Interest rate cap ...........................                    80

     The fair values of the interest rate swaps at December 29, 1996 represent the estimated amounts the Company would have had to pay to terminate these agreements. The fair values of the interest rate swaps and the interest rate cap at December 28, 1997 represent the estimated amounts the Company would have received upon termination of these agreements.


9. COMMITMENTS AND CONTINGENCIES

     Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $23.0 million, $27.0 million and $23.3 million for 1997, 1996 and 1995, respectively.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

9. COMMITMENTS AND CONTINGENCIES -- Continued

     The following is a summary of future minimum lease payments for all operating leases as of December 28, 1997:



In Thousands
  1998 ...........................  $23,584
  1999 ...........................   19,584
  2000 ...........................   14,729
  2001 ...........................   13,522
  2002 ...........................   12,743
  Thereafter .....................   14,996
                                    -------
  Total minimum lease payments ...  $99,158
                                    =======

     The Company entered into a new operating lease agreement in April 1997 providing financing for the leasing of fleet and vending equipment. The Company used this financing to lease approximately $67 million of equipment during 1997. Upon termination of the lease, the Company can either exercise its purchase option or the equipment can be sold to a third party. The lease provides for a residual value of approximately 50% of the original equipment cost at the end of the lease term, which the Company expects to approximate fair market value. Accordingly, the table of future minimum lease payments above excludes any payment related to the residual value.

     The Company is a member of a cooperative from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The current annual purchase commitment under this agreement is approximately $40 million.

     The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. The Company also guarantees a portion of debt for South Atlantic Canners, Inc., a manufacturing cooperative that is being managed by the Company. See Note 13 to the consolidated financial statements for additional information concerning these financial guarantees. The total debt guarantees on December 28, 1997 and December 29, 1996 were $31.1 million and $32 million, respectively.

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


10. INCOME TAXES

     The provision for income taxes on income before extraordinary charge consisted of the following:



                                                                    Fiscal Year
                                                          --------------------------------
                                                             1997      1996        1995
                                                          --------- ---------- -----------
In Thousands
Current:
 Federal ................................................  $6,437     $  753    $    751
                                                           ------     ------    --------
Total current provision .................................   6,437        753         751
                                                           ------     ------    --------
Deferred:
 Federal ................................................   1,346      6,798       9,382
 State ..................................................   1,282      2,009       2,130
 Expense of minimum pension liability adjustment ........     (61)       (25)     (2,578)
                                                           ------     ------    --------
Total deferred provision ................................   2,567      8,782       8,934
                                                           ------     ------    --------
Income tax expense ......................................  $9,004     $9,535    $  9,685
                                                           ------     ------    --------

                      COCA-COLA BOTTLING CO. CONSOLIDATED

10. INCOME TAXES -- Continued

     Income tax benefits of $3.1 million were recorded in 1995 related to the extraordinary charge associated with the early retirement of long-term debt at a premium.

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:



                                                               Dec. 28,     Dec. 29,
                                                                 1997         1996
                                                             ------------ -----------
In Thousands
Intangible assets ..........................................  $  96,477    $ 103,892
Depreciation ...............................................     31,002       23,230
Investment in Piedmont .....................................     22,761       21,281
Other ......................................................     15,471       12,979
                                                              ---------    ---------
Gross deferred income tax liabilities ......................    165,711      161,382
                                                              ---------    ---------
Net operating loss carryforwards ...........................    (20,087)     (27,031)
Other ......................................................    (40,184)     (31,442)
                                                              ---------    ---------
Gross deferred income tax assets ...........................    (60,271)     (58,473)
                                                              ---------    ---------
Tax benefit of minimum pension liability adjustment ........                     (36)
                                                              ---------    ---------
Deferred income tax liability ..............................  $ 105,440    $ 102,873
                                                              ---------    ---------

     Net current deferred tax assets of $6.2 million and $5.5 million were included in prepaid expenses and other current assets on December 28, 1997 and December 29, 1996, respectively.

     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes and extraordinary charge at the statutory rate as follows:



                                                                   Fiscal Year
                                                          -----------------------------
                                                             1997      1996      1995
                                                          --------- --------- ---------
In Thousands
Statutory expense .......................................  $8,495    $8,994    $8,827
Amortization of franchise and goodwill assets ...........     364       364       364
State income taxes, net of federal benefit ..............     696       618       758
Cash surrender value of officers' life insurance ........    (869)     (822)     (740)
Other ...................................................     318       381       476
                                                           ------    ------    ------
Income tax expense ......................................  $9,004    $9,535    $9,685
                                                           ------    ------    ------

     The Company had $3.5 million of investment tax credits available to reduce future income tax payments for federal income tax purposes on December 28, 1997. These credits expire in varying amounts through 2001.

     On December 28, 1997, the Company had $47 million and $80 million of federal and state net operating losses, respectively, available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2007.


11. CAPITAL TRANSACTIONS

     The Company repurchased 929,440 shares of its Common Stock for $43.6 million in a series of transactions between December 1996 and February 1997. The share repurchases included repurchase of 275,490 shares of Common Stock for approximately $13.1 million from The Coca-Cola Company under a contractual arrangement to maintain The Coca-Cola Company's equity ownership at a prescribed level.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

11. CAPITAL TRANSACTIONS -- Continued

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

     On August 9, 1989, the Company granted J. Frank Harrison, III an option for the purchase of 150,000 shares of Common Stock exercisable at the closing market price of the stock on the day of grant. The closing market price of the stock on August 9, 1989 was $29.75 per share. The option may be exercised, in whole or in part, during a period of 15 years beginning on the date of grant. The option is currently exercisable with respect to 142,500 shares and becomes exercisable with respect to an additional 7,500 shares annually on December 31. This option has not been exercised with respect to any such shares.


12. BENEFIT PLANS

     Pension plan expense related to the two Company-sponsored pension plans for 1997, 1996, and 1995 was $1.5 million, $2.4 million and $2.7 million, respectively, including the pro rata share of past service costs, which are being amortized over nine years. In addition, certain employees are covered by pension plans administered by unions.

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

     The following table sets forth the status of the two Company-sponsored plans:



                                                                                         Dec. 28,     Dec. 29,
                                                                                           1997         1996
                                                                                       ------------ ------------
In Thousands
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits of $58,537 and $48,589.....  $  60,199    $  49,996
                                                                                        ---------    ---------
Projected benefit obligation for service rendered to date ............................    (67,001)     (56,212)
                                                                                        ---------    ---------
Plan assets at fair market value .....................................................     70,876       56,488
                                                                                        ---------    ---------
Plan assets in excess of projected benefit obligation ................................      3,875          276
Unrecognized net loss ................................................................      4,179        6,089
Unrecognized prior service cost ......................................................       (912)      (1,062)
Unrecognized net asset being amortized over 7 years ..................................        (70)        (140)
Additional minimum pension liability .................................................                    (166)
                                                                                        ---------    ---------
Pension asset ........................................................................  $   7,072    $   4,997
                                                                                        ---------    ---------

     Under the requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets, was recognized as of January 2, 1994. The increase in liabilities was charged directly to shareholders' equity. As of December 28, 1997 there was no minimum pension liability. As of December 29, 1996 the minimum pension liability adjustment, net of income taxes, was $104,000.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

12. BENEFIT PLANS -- Continued

     Net periodic pension cost for the Company-sponsored pension plans included the following:



                                                                    Fiscal Year
                                                        ------------------------------------
                                                            1997         1996        1995
                                                        ------------ ----------- -----------
In Thousands
Service cost-benefits earned ..........................  $   2,158    $  2,218    $  1,901
Interest cost on projected benefit obligation .........      4,543       4,288       4,015
Actual return on plan assets ..........................    (13,456)     (5,225)     (6,993)
Net amortization and deferral .........................      8,278       1,100       3,732
                                                         ---------    --------    --------
Net periodic pension cost .............................  $   1,523    $  2,381    $  2,655
                                                         ---------    --------    --------

     The actuarial assumptions that were used for the Company's principal pension plan calculations were as follows:



                                                                            1997        1996
                                                                         ----------  ----------
Weighted average discount rate used in determining the actuarial present
 value of the projected benefit obligation .............................     7.50%       8.25%
Weighted average expected long-term rate of return on plan assets ......     9.00%       9.00%
Weighted average rate of compensation increase .........................     4.00%       4.50%

     The Company provides a 401(k) Savings Plan for substantially all of its nonunion employees. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total cost for this benefit in 1997, 1996 and 1995 was $1.7 million, $1.8 million and $1.6 million, respectively.

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

     The components of postretirement benefit expense were as follows:



                                                                 Fiscal Year
                                                        -----------------------------
                                                           1997      1996      1995
                                                        ---------- -------- ---------
In Thousands
Service cost-benefits earned ..........................   $  446    $  402   $  338
Interest cost on projected benefit obligation .........    2,290     1,259    1,275
Net amortization ......................................      (25)       29       11
Other .................................................      320
                                                          ------    ------   ------
Net postretirement benefit cost .......................   $3,031    $1,690   $1,624
                                                          ------    ------   ------

                      COCA-COLA BOTTLING CO. CONSOLIDATED

12. BENEFIT PLANS -- Continued

     The accrued postretirement benefit obligation was comprised of the following:



                                                      Dec. 28,     Dec. 29,
                                                        1997         1996
                                                    ------------ -----------
In Thousands
Accumulated postretirement benefit obligation:
 Retirees .........................................  $  23,732    $ 22,038
 Fully eligible active plan participants ..........      2,550       2,204
 Other active plan participants ...................      6,178       4,639
                                                     ---------    --------
                                                        32,460      28,881
Unrecognized transition asset .....................        344         369
Unrecognized net loss .............................    (11,658)     (9,332)
                                                     ---------    --------
Accrued postretirement benefit obligation .........  $  21,146    $ 19,918
                                                     ---------    --------

     The weighted average health care cost trend rate used in measuring the postretirement benefit expense was 7.0% in 1997 gradually declining to 5.25% in 1999 and remaining at that level thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation on December 28, 1997 by approximately $4.2 million and postretirement benefit expense in 1997 would have increased by approximately $.5 million. The weighted average discount rates used to estimate the accumulated postretirement benefit obligation were 7.5% and 8.25% as of December 28, 1997 and December 29, 1996, respectively.


13. RELATED PARTY TRANSACTIONS

     The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases a substantial majority of its requirements of concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $198 million, $185 million and $186 million in 1997, 1996 and 1995, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. Additionally, the Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in territories operated by the Company. Total direct marketing support provided to the Company by The Coca-Cola Company was approximately $47 million, $36 million and $36 million in 1997, 1996 and 1995, respectively. In addition, the Company paid approximately $25 million, $20 million and $18 million in 1997, 1996 and 1995, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.

     The Company has a production arrangement with Coca-Cola Enterprises Inc. ("CCE") to buy and sell finished product at cost. The Coca-Cola Company has a significant equity interest in the Company and CCE. Sales to CCE under this agreement were $22.0 million, $21.5 million and $23.3 million in 1997, 1996 and 1995, respectively. Purchases from CCE under this arrangement were $15.3 million, $14.8 million and $13.4 million in 1997, 1996 and 1995, respectively.

     In December 1996, the Board of Directors awarded a retirement benefit to
J. Frank Harrison, Jr. for his past service to the Company. The Company recorded a non-cash, after-tax charge of $2.7 million in the fourth quarter of 1996 related to this agreement. Additionally, the Company entered into an agreement for consulting services with J. Frank Harrison, Jr. beginning in 1997. Payments in 1997 related to this consulting services agreement totaled $200,000.

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product to Piedmont during 1997, 1996 and 1995 at cost, totaling $42.6 million, $51.3 million and $62.5 million, respectively. The Company received $12.7 million, $11.4 million and $10.7

                      COCA-COLA BOTTLING CO. CONSOLIDATED

13. RELATED PARTY TRANSACTIONS -- Continued

million for management services pursuant to its management agreement with Piedmont for 1997, 1996 and 1995, respectively. Also, the Company subleased various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to approximately $2.7 million, $1.5 million and $.8 million in 1997, 1996 and 1995, respectively. In addition, Piedmont subleased various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $.9 million, $.6 million and $.2 million in 1997, 1996 and 1995, respectively.

     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement pursuant to which the Company leased the property for a 10-year term beginning on December 1, 1992. A North Carolina corporation owned entirely by J. Frank Harrison, Jr. serves as sole general partner of the limited partnership. The sole limited partner of this limited partnership is a trust as to which J. Frank Harrison, III and Reid M. Henson are co-trustees. The annual base rent the Company is obligated to pay for its lease of the Snyder Production Center is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $2.6 million each year in 1997, 1996 and 1995, respectively.

     On June 1, 1993, the Company entered into a 10-year lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison, III. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $2.1 million, $1.9 million and $1.8 million in 1997, 1996 and 1995, respectively.

     The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $43 million, $46 million and $52 million in 1997, 1996 and 1995, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. On December 28, 1997 and December 29, 1996, such guarantee amounted to approximately $20.0 million.

     The Company is a member of South Atlantic Canners, Inc., ("SAC"), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $1.2 million, $1.4 million and $1.0 million in 1997, 1996 and 1995, respectively. Also, the Company has guaranteed a portion of debt for SAC. Such guarantees were approximately $10.5 million and $12.0 million as of December 28, 1997 and December 29, 1996, respectively.

     The Company previously leased vending equipment from Coca-Cola Financial Corporation ("CCFC"), a subsidiary of The Coca-Cola Company. During 1996, the Company made lease payments to CCFC totaling $6.9 million. On January 14, 1997, the Company purchased all of the equipment under leases with CCFC for approximately $66.3 million.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


14. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted income before extraordinary charge per share:



                                                                                          1997         1996         1995
                                                                                      ------------ ------------ ------------
In Thousands (Except Per Share Data)
 Numerator:
-------------------------------------------------------------------------------------
 Income before extraordinary charge .................................................   $ 15,266     $ 16,164     $ 15,536
 Numerator for basic and diluted income before extraordinary charge per share .......   $ 15,266     $ 16,164     $ 15,536
                                                                                        ========     ========     ========
 Denominator:
--------------------------------------------------------------------------------------
 Denominator for basic income before extraordinary charge per share -- weighted
  average common shares .............................................................      8,407        9,280        9,294
 Effect of dilutive securities -- Stock options .....................................        102           50           22
                                                                                        --------     --------     --------
 Denominator for diluted income before extraordinary charge per share -- adjusted
  weighted average common shares ....................................................      8,509        9,330        9,316
                                                                                        ========     ========     ========
 Basic income before extraordinary charge per share .................................   $   1.82     $   1.74     $   1.67
                                                                                        ========     ========     ========
 Diluted income before extraordinary charge per share ...............................   $   1.79     $   1.73     $   1.67
                                                                                        ========     ========     ========

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

     Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company's nonunion pension liability.

     Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. Several collective bargaining contracts expire during 1998. The Company anticipates that new labor agreements will be negotiated for all locations with contracts expiring in 1998.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Changes in current assets and current liabilities affecting cash, net of effects of acquisitions, were as follows:



                                                                                   Fiscal Year
                                                                     ---------------------------------------
                                                                         1997          1996         1995
                                                                     ------------ ------------- ------------
In Thousands
Accounts receivable, trade, net ....................................   $ (4,234)    $ (38,820)    $ (4,342)
Accounts receivable from The Coca-Cola Company .....................     (1,779)        5,691       (2,567)
Due from Piedmont ..................................................      3,879        (1,304)      (3,201)
Accounts receivable, other .........................................       (793)          (82)      (1,904)
Inventories ........................................................     (7,910)       (2,798)       3,882
Prepaid expenses and other assets ..................................     (3,216)       (2,518)      (1,881)
Accounts payable and accrued liabilities ...........................     11,208        (7,534)      10,252
Accounts payable to The Coca-Cola Company ..........................        859          (387)         706
Accrued compensation ...............................................       (207)          226          803
Accrued interest payable ...........................................      2,926         3,894       (4,057)
                                                                       --------     ---------     --------
(Increase) decrease in current assets less current liabilities .....   $    733     $ (43,632)    $ (2,309)
                                                                       --------     ---------     --------

     Cash payments for interest and income taxes were as follows:



                                                  Fiscal Year
                                        --------------------------------
                                           1997       1996       1995
                                        ---------- ---------- ----------
In Thousands
Interest ..............................  $23,908    $25,945    $36,749
Income taxes (net of refunds) .........    8,366      5,465      1,475

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below are unaudited quarterly financial data for the fiscal years ended December 28, 1997 and December 29, 1996.



                                                                                         Quarter
                                                                    -------------------------------------------------
                                                                         1            2            3           4
                                                                    ----------- ------------- ----------- -----------
In Thousands (Except Per Share Data)
Year Ended December 28, 1997
-------------------------------------------------------------------
Net sales .........................................................  $178,395     $ 208,174    $219,079    $196,493
Gross margin ......................................................    78,945        93,781      94,113      82,409
Net income (loss) .................................................       104         9,141       6,637        (616)
Basic net income (loss) per share .................................       .01           1.09        .79        (.07)
Diluted net income (loss) per share ...............................       .01           1.08        .78        (.07)
Weighted average number of common shares outstanding ..............     8,535         8,365       8,365       8,365
Weighted average number of common shares outstanding -- assuming
  dilution ........................................................     8,624         8,448       8,467       8,489
                                                                     --------     ----------   --------    --------

                      COCA-COLA BOTTLING CO. CONSOLIDATED

17. QUARTERLY FINANCIAL DATA (UNAUDITED) -- Continued



                                                                               Quarter
                                                          -------------------------------------------------
                                                               1            2            3           4
                                                          ----------- ------------- ----------- -----------
In Thousands (Except Per Share Data)
Year Ended December 29, 1996
---------------------------------------------------------
Net sales ...............................................  $171,996     $ 213,579    $204,579    $183,609
Gross margin ............................................    73,728        93,953      89,938      80,185
Net income (loss) .......................................       937         9,545       6,488        (806)
Basic net income (loss) per share .......................       .10          1.03         .70        (.09)
Diluted net income (loss) per share .....................       .10          1.02         .69        (.09)
Weighted average number of common shares outstanding ....     9,294         9,294       9,294       9,239
Weighted average number of common shares
  outstanding -- assuming dilution ......................     9,329         9,331       9,338       9,314

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF COCA-COLA BOTTLING CO. CONSOLIDATED

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) of this filing present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP



Charlotte, North Carolina
February 16, 1998

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


                                   PART III

Item 10 -- Directors and Executive Officers of the Company

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see the "Election of Directors" and "Certain Transactions" sections of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference. For information with respect to Section 16 reports for directors and executive officers of the Company, see the "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement for the 1998 Annual Meeting of Shareholders.


Item 11 -- Executive Compensation

     For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference (other than the subsections entitled "Report of the Compensation Committee on Annual Compensation of Executive Officers" and "Common Stock Performance," which are specifically excluded from such incorporation).


Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     For information with respect to security ownership of certain beneficial owners and management, see the "Principal Shareholders" and "Election of Directors -- Beneficial Ownership of Management" sections of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.


Item 13 -- Certain Relationships and Related Transactions

     For information with respect to certain relationships and related transactions, see the "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" sections of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.


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

                             3. Listing of Exhibits:



                                                                                           Page Number or
  Number     Description                                                           Incorporation by Reference to
----------   -----------------------------------------------------------   ---------------------------------------------
 (1.1)       Underwriting Agreement dated November 1, 1995,                Exhibit 1.1 to the Company's Quarterly
             among the Company, Citicorp Securities, Inc. and              Report on Form 10-Q for the quarter ended
             Salomon Brothers, Inc.                                        October 1, 1995.
 (1.2)       Underwriting Agreement dated July 1, 1997 among the           Exhibit 1.1 to the Company's Quarterly
             Company, Citicorp Securities, Inc. and BancAmerica            Report on Form 10-Q for the quarter ended
             Securities, Inc.                                              June 29, 1997.
 (3.1)       Bylaws of the Company, as amended.                            Exhibit 3.2 to the Company's Registration
                                                                           Statement (No. 33-54657) on Form S-3.
 (3.2)       Restated Certificate of Incorporation of the Company.         Exhibit 3.1 to the Company's Registration
                                                                           Statement (No. 33-54657) on Form S-3.
 (4.1)       Specimen of Common Stock Certificate.                         Exhibit 4.1 to the Company's Registration
                                                                           Statement (No. 2-97822) on Form S-1.
 (4.2)       Specimen Fixed Rate Note under the Company's                  Exhibit 4.1 to the Company's Current Report
             Medium Term Note Program, pursuant to which it may            on Form 8-K dated February 14, 1990.
             issue, from time to time, up to $200 million aggregate
             principal amount of its Medium-Term Notes, Series A.
 (4.3)       Specimen Floating Rate Note under the Company's               Exhibit 4.2 to the Company's Current Report
             Medium-Term Note Program, pursuant to which it may            on Form 8-K dated February 14, 1990.
             issue, from time to time, up to $200 million aggregate
             principal amount of its Medium-Term Notes, Series A.
 (4.4)       Indenture dated as of October 15, 1989 between the            Exhibit 4. to the Company's Registration
             Company and Manufacturers Hanover Trust Company of            Statement (No. 33-31784) on Form S-3 as
             California, as Trustee, in connection with the Company's      filed on February 14, 1990.
             $200 million shelf registration of its Medium-Medium
             Term Notes, Series A, due from nine months to 30 years
             from date of issue.
 (4.5)       Selling Agency Agreement, dated as of February 14,            Exhibit 1.2 to the Company's Registration
             1990, between the Company and Salomon Brothers and            Statement (No. 33-31784) on Form S-3 as
             Goldman Sachs, as Agents, in connection with the              filed on February 14, 1990.
             Company's $200 million Medium-Term Notes, Series A,
             due from nine months to 30 years from date of issue.
 (4.6)       Form of Debenture issued by the Company to two                Exhibit 4.04 to the Company's Current Report
             shareholders of Sunbelt Coca-Cola Bottling Company,           on Form 8-K dated December 19, 1991.
             Inc. dated as of December 19, 1991.
 (4.7)       Commercial Paper Dealer Agreement, dated as of                Exhibit 4.14 to the Company's Annual Report
             February 11, 1993, between the Company and Citicorp           on Form 10-K for the fiscal year ended
             Securities Markets, Inc., as co-agent.                        January 3, 1993.
 (4.8)       Amended and restated commercial paper agreement,              Exhibit 4.13 to the Company's Annual Report
             dated as of November 14, 1994, between the Company            on Form 10-K for the fiscal year ended
             and Goldman Sachs Money Markets, L.P.                         January 1, 1995.
 (4.9)       Supplemental Indenture, dated as of March 3, 1995,            Exhibit 4.15 to the Company's Annual Report,
             between the Company and NationsBank of Georgia,               as amended, on Form 10-K/A-2 for the fiscal
             National Association, as Trustee.                             year ended January 1, 1995.
(4.10)       First Omnibus Amendment to Purchase Agreements,               Exhibit 4.1 to the Company's Quarterly
             dated as of June 26, 1995, by and among the Company,          Report on Form 10-Q for the quarter ended
             as Seller, Corporate Receivables Corporation, as the          July 2, 1995.
             Investor, and Citicorp North America, Inc., individually
             and as agent.
(4.11)       Form of the Company's 6.85% Debentures due 2007.              Exhibit 4.1 to the Company's Quarterly
                                                                           Report on Form 10-Q for the quarter ended
                                                                           October 1, 1995.

                                                                                            Page Number or
  Number     Description                                                            Incorporation by Reference to
----------   ------------------------------------------------------------   ---------------------------------------------
(4.12)       The Registrant, by signing this report, agrees to furnish
             the Securities and Exchange Commission, upon its
             request, a copy of any instrument which defines the
             rights of holders of long-term debt of the Registrant and
             its subsidiaries for which consolidated financial
             statements are required to be filed, and which authorizes
             a total amount of securities not in excess of 10 percent
             of total assets of the Registrant and its subsidiaries on a consolidated basis.
(4.13)       Loan Agreement dated as of November 20, 1995                   Exhibit 4.13 to the Company's Annual Report
             between the Company and LTCB Trust Company, as                 on Form 10-K for the fiscal year ended
             Agent, and other banks named therein.                          December 31, 1995.
(4.14)       Amended and Restated Credit Agreement dated as of              Exhibit 4.14 to the Company's Annual Report
             December 21, 1995 between the Company and                      on Form 10-K for the fiscal year ended
             NationsBank, N.A., Bank of America National Trust and          December 31, 1995.
             Savings Association and other banks named therein.
(4.15)       Amendment, dated as of July 22, 1997, to Loan                  Exhibit 4.1 to the Company's Quarterly
             Agreement dated November 20, 1995, between the                 Report on Form 10-Q for the quarter ended
             Company and LTCB Trust Company, as Agent, and                  June 29, 1997.
             other banks named therein.
(4.16)       Form of the Company's 7.20% Debentures Due 2009.               Exhibit 4.2 to the Company's Quarterly
                                                                            Report on Form 10-Q for the quarter ended
                                                                            June 29, 1997.
(10.1)       Employment Agreement of James L. Moore, Jr. dated as           Exhibit 10.2 to the Company's Annual Report
             of March 16, 1987.**                                           on Form 10-K for the fiscal year ended
                                                                            December 31, 1986.
(10.2)       Amendment, dated as of May 18, 1994, to Employment             Exhibit 10.84 to the Company's Annual
             Agreement designated as Exhibit 10.1.**                        Report on Form 10-K for the fiscal year
                                                                            ended January 1, 1995.
(10.3)       Stock Rights and Restrictions Agreement by and                 Exhibit 28.01 to the Company's Current
             between Coca-Cola Bottling Co. Consolidated and The            Report on Form 8-K dated January 27, 1989.
             Coca-Cola Company dated January 27, 1989.
(10.4)       Description and examples of bottling franchise                 Exhibit 10.20 to the Company's Annual
             agreements between the Company and The Coca-Cola               Report on Form 10-K for the fiscal year
             Company.                                                       ended December 31, 1988.
(10.5)       Lease, dated as of December 11, 1974, by and between           Exhibit 19.6 to the Company's Annual Report
             the Company and the Ragland Corporation, related to            on Form 10-K for the fiscal year ended
             the production/distribution facility in Nashville,             December 31, 1988.
             Tennessee.
(10.6)       Amendment to Lease Agreement designated as                     Exhibit 19.7 to the Company's Annual Report
             Exhibit 10.5.                                                  on Form 10-K for the fiscal year ended
                                                                            December 31, 1988.
(10.7)       Second Amendment to Lease Agreement designated as              Exhibit 19.8 to the Company's Annual Report
             Exhibit 10.5.                                                  on Form 10-K for the fiscal year ended
                                                                            December 31, 1988.
(10.8)       Supplemental Savings Incentive Plan, dated as of               Exhibit 10.36 to the Company's Annual
             April 1, 1990 between certain Eligible Employees of the        Report on Form 10-K for the fiscal year
             Company and the Company.**                                     ended December 30, 1990.
(10.9)       Description and example of Deferred Compensation               Exhibit 19.1 to the Company's Annual Report
             Agreement, dated as of October 1, 1987, between                on Form 10-K for the fiscal year ended
             Eligible Employees of the Company and the Company              December 30, 1990.
             under the Officer's Split-Dollar Life Insurance Plan.**
(10.10)      Consolidated/Sunbelt Acquisition Agreement, dated as of        Exhibit 2.01 to the Company's Current Report
             December 19, 1991, by and among the Company and                on Form 8-K dated December 19, 1991.
             the shareholders of Sunbelt Coca-Cola Bottling
             Company, Inc.

                                                                                          Page Number or
   Number     Description                                                         Incorporation by Reference to
-----------   ---------------------------------------------------------   ---------------------------------------------
(10.11)       Officer Retention Plan, dated as of January 1, 1991,        Exhibit 10.47 to the Company's Annual
              between certain Eligible Officers of the Company and        Report on Form 10-K for the fiscal year
              the Company.**                                              ended December 29, 1991.
(10.12)       Acquisition Agreement, by and among Sunbelt                 Exhibit 10.50 to the Company's Annual
              Coca-Cola Bottling Company, Inc., Sunbelt Carolina          Report on Form 10-K for the fiscal year
              Acquisition Company, Inc., certain of the common            ended December 29, 1991.
              stockholders of Coca-Cola Bottling Co. Affiliated, Inc.,
              and the stockholders of TRNH, Inc., dated as of
              November 7, 1989.
(10.13)       Amendment Number One to the Sunbelt/Affiliated              Exhibit 10.04 to the Company's Quarterly
              Acquisition Agreement, dated as of December 29, 1989,       Report on Form 10-Q for the quarter ended
              between Sunbelt Coca-Cola Bottling Company, Inc.,           March 29, 1992.
              Sunbelt Carolina Acquisition Company, Inc., certain of
              the common stockholders of Coca-Cola Bottling Co.
              Affiliated, Inc. and the stockholders of TRNH, Inc.
(10.14)       Amendment Number Two to the Sunbelt/Affiliated              Exhibit 10.05 to the Company's Quarterly
              Acquisition Agreement, dated as of December 29, 1989,       Report on Form 10-Q for the quarter ended
              between Sunbelt Coca-Cola Bottling Company, Inc.,           March 29, 1992.
              Sunbelt Carolina Acquisition Company, Inc., certain of
              the common stockholders of Coca-Cola Bottling Co.
              Affiliated, Inc. and the stockholders of TRNH, Inc.
(10.15)       Amendment Number Three to the Sunbelt/Affiliated            Exhibit 10.06 to the Company's Quarterly
              Acquisition Agreement, dated as of December 29, 1989,       Report on Form 10-Q for the quarter ended
              between Sunbelt Coca-Cola Bottling Company, Inc.,           March 29, 1992.
              Sunbelt Carolina Acquisition Company, Inc., certain of
              the common stockholders of Coca-Cola Bottling Co.
              Affiliated, Inc. and the stockholders of TRNH, Inc.
(10.16)       Lease Agreement, dated as of November 30, 1992,             Exhibit 10.38 to the Company's Annual
              between the Company and Harrison Limited Partnership        Report on Form 10-K for the fiscal year
              One, related to the Snyder Production Center in             ended January 3, 1993.
              Charlotte, North Carolina.
(10.17)       Termination and Release Agreement dated as of               Exhibit 10.43 to the Company's Annual
              March 27, 1992 by and among Sunbelt Coca-Cola               Report on Form 10-K for the fiscal year
              Bottling Company, Coca-Cola Bottling Co. Affiliated,        ended January 3, 1993.
              Inc., the agent for holders of certain debentures of
              Sunbelt issued pursuant to a certain Indenture dated as
              of January 11, 1990, as amended, and Wilmington Trust
              Company which acted as trustee under the Indenture.
(10.18)       Reorganization Plan and Agreement by and among              Exhibit 10.03 to the Company's Quarterly
              Coca-Cola Bottling Co. Consolidated, Chopper                Report on Form 10-Q for the quarter ended
              Acquisitions, Inc., Whirl-i-Bird, Inc. and J. Frank         April 4, 1993.
              Harrison, Jr.
(10.19)       Partnership Agreement of Carolina Coca-Cola Bottling        Exhibit 2.01 to the Company's Current Report
              Partnership,* dated as of July 2, 1993, by and among        on Form 8-K dated July 2, 1993.
              Carolina Coca-Cola Bottling Investments, Inc.,
              Coca-Cola Ventures, Inc., Coca-Cola Bottling Co.
              Affiliated, Inc., Fayetteville Coca-Cola Bottling
              Company and Palmetto Bottling Company.
(10.20)       Asset Purchase Agreement, dated as of July 2, 1993, by      Exhibit 2.02 to the Company's Current Report
              and among Carolina Coca-Cola Bottling Partnership,*         on Form 8-K dated July 2, 1993.
              Coca-Cola Bottling Co. Affiliated, Inc. and Coca-Cola
              Bottling Co. Consolidated.
(10.21)       Asset Purchase Agreement, dated as of July 2, 1993, by      Exhibit 2.03 to the Company's Current Report
              and among Carolina Coca-Cola Bottling Partnership,*         on Form 8-K dated July 2, 1993.
              Fayetteville Coca-Cola Bottling Company and
              Coca-Cola Bottling Co. Consolidated.

                                                                                          Page Number or
   Number     Description                                                         Incorporation by Reference to
-----------   ---------------------------------------------------------   ---------------------------------------------
(10.22)       Asset Purchase Agreement, dated as of July 2, 1993, by      Exhibit 2.04 to the Company's Current Report
              and among Carolina Coca-Cola Bottling Partnership,*         on Form 8-K dated July 2, 1993.
              Palmetto Bottling Company and Coca-Cola Bottling Co.
              Consolidated.
(10.23)       Definition and Adjustment Agreement, dated July 2,          Exhibit 2.05 to the Company's Current Report
              1993, by and among Carolina Coca-Cola Bottling              on Form 8-K dated July 2, 1993.
              Partnership,* Coca-Cola Ventures, Inc., Coca-Cola
              Bottling Co. Consolidated, CCBC of Wilmington, Inc.,
              Carolina Coca-Cola Bottling Investments, Inc., The
              Coca-Cola Company, Carolina Coca-Cola Holding
              Company, The Coastal Coca-Cola Bottling Company,
              Eastern Carolina Coca-Cola Bottling Company, Inc.,
              Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville
              Coca-Cola Bottling Company and Palmetto Bottling
              Company.
(10.24)       Management Agreement, dated as of July 2, 1993, by          Exhibit 10.01 to the Company's Current
              and among Coca-Cola Bottling Co. Consolidated,              Report on Form 8-K dated July 2, 1993.
              Carolina Coca-Cola Bottling Partnership,* CCBC of
              Wilmington, Inc., Carolina Coca-Cola Bottling
              Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto
              Bottling Company.
(10.25)       Post-Retirement Medical and Life Insurance Benefit          Exhibit 10.02 to the Company's Current
              Reimbursement Agreement, dated July 2, 1993, by and         Report on Form 8-K dated July 2, 1993.
              between Carolina Coca-Cola Bottling Partnership* and
              Coca-Cola Bottling Co. Consolidated.
(10.26)       Aiken Asset Purchase Agreement, dated as of August 6,       Exhibit 2.01 to the Company's Quarterly
              1993 by and among Carolina Coca-Cola Bottling               Report on Form 10-Q for the quarter ended
              Partnership,* Palmetto Bottling Company and                 July 4, 1993.
              Coca-Cola Bottling Co. Consolidated.
(10.27)       Aiken Definition and Adjustment Agreement, dated as         Exhibit 2.02 to the Company's Quarterly
              of August 6, 1993, by and among Carolina Coca-Cola          Report on Form 10-Q for the quarter ended
              Bottling Partnership, Coca-Cola Ventures, Inc.,             July 4, 1993.
              Coca-Cola Bottling Co. Consolidated, Carolina
              Coca-Cola Bottling Investments, Inc., The Coca-Cola
              Company and Palmetto Bottling Company.
(10.28)       Lease Agreement, dated as of June 1, 1993, between the      Exhibit 10.01 to the Company's Quarterly
              Company and Beacon Investment Corporation, related to       Report on Form 10-Q for the quarter ended
              the Company's corporate headquarters in Charlotte,          July 4, 1993.
              North Carolina.
(10.29)       Amended and Restated Guaranty Agreement, dated as of        Exhibit 10.06 to the Company's Quarterly
              July 15, 1993 re: Southeastern Container, Inc.              Report on Form 10-Q for the quarter ended
                                                                          July 4, 1993.
(10.30)       Agreement, dated as of December 23, 1993, between the       Exhibit 10.1 to the Company's Quarterly
              Company and Western Container Corporation covering          Report on Form 10-Q for the quarter ended
              purchase of PET bottles.                                    October 2, 1994.
(10.31)       Management Agreement, dated as of June 1, 1994, by          Exhibit 10.6 to the Company's Quarterly
              and among Coca-Cola Bottling Co. Consolidated and           Report on Form 10-Q for the quarter ended
              South Atlantic Canners, Inc.                                July 3, 1994.
(10.32)       Guaranty Agreement, dated as of July 22, 1994, between      Exhibit 10.7 to the Company's Quarterly
              Coca-Cola Bottling Co. Consolidated and Wachovia            Report on Form 10-Q for the quarter ended
              Bank of North Carolina, N.A.                                July 3, 1994.
(10.33)       Selling Agency Agreement, dated as of March 3, 1995,        Exhibit 10.83 to the Company's Annual
              between the Company, Salomon Brothers Inc. and              Report on Form 10-K for the fiscal year
              Citicorp Securities, Inc.                                   ended January 1, 1995.
(10.34)       Agreement, dated as of March 1, 1994, between the           Exhibit 10.85 to the Company's Annual
              Company and South Atlantic Canners, Inc.                    Report on Form 10-K for the fiscal year
                                                                          ended January 1, 1995.

                                                                                       Page Number or
   Number     Description                                                       Incorporation by Reference to
-----------   --------------------------------------------------------   ------------------------------------------
(10.35)       Stock Option Agreement, dated as of March 8, 1989, of      Exhibit 10.86 to the Company's Annual
              J. Frank Harrison, Jr.**                                   Report on Form 10-K for the fiscal year
                                                                         ended January 1, 1995.
(10.36)       Stock Option Agreement, dated as of August 9, 1989, of     Exhibit 10.87 to the Company's Annual
              J. Frank Harrison, III.**                                  Report on Form 10-K for the fiscal year
                                                                         ended January 1, 1995.
(10.37)       First Amendment to Credit Agreement, Line of Credit        Exhibit 10.8 to the Company's Quarterly
              Note and Mortgage, and Reaffirmation of Term Note,         Report on Form 10-Q for the quarter ended
              Security Agreement, Guaranty Agreement and                 April 2, 1995.
              Addendum to Guaranty Agreement, dated as of March
              31, 1995, by and among the Company, South Atlantic
              Canners, Inc. and Wachovia Bank of North Carolina,
              N.A.
(10.38)       Guaranty Agreement and Addendum, dated as of March         Exhibit 10.9 to the Company's Quarterly
              31, 1995, between the Company and Wachovia Bank of         Report on Form 10-Q for the quarter ended
              North Carolina, N.A.                                       April 2, 1995.
(10.39)       Can Supply Agreement, dated November 7, 1995,              Exhibit 10.16 to the Company's Quarterly
              between the Company and American National Can              Report on Form 10-Q for the quarter ended
              Company.                                                   October 1, 1995.
(10.40)       Lease Agreement, dated as of July 17, 1988, between        Exhibit 19.4 to the Company's Quarterly
              the Company and GE Capital Fleet Services covering         Report on Form 10-Q for the quarter ended
              various vehicles.                                          March 31, 1990.
(10.41)       Master Motor Vehicle Lease Agreement, dated as of          Exhibit 19.5 to the Company's Quarterly
              December 15, 1988, between the Company and Citicorp        Report on Form 10-Q for the quarter ended
              North America, Inc. covering various vehicles.             March 31, 1990.
(10.42)       Master Lease Agreement, beginning on April 12, 1989,       Exhibit 19.6 to the Company's Quarterly
              between the Company and Citicorp North America, Inc.       Report on Form 10-Q for the quarter ended
              covering various equipment.                                March 31, 1990.
(10.43)       Master Lease Agreement, dated as of January 7, 1992        Exhibit 10.01 to the Company's Quarterly
              between the Company and Signet Leasing and Financial       Report on Form 10-Q for the quarter ended
              Corporation covering various vehicles.                     March 29, 1992.
(10.44)       Master Equipment Lease, dated as of February 9, 1993,      Exhibit 10.37 to the Company's Annual
              between the Company and Coca-Cola Financial                Report on Form 10-K for the fiscal year
              Corporation covering various vending machines.             ended January 3, 1993.
(10.45)       Motor Vehicle Lease Agreement No. 790855, dated as         Exhibit 10.39 to the Company's Annual
              of December 31, 1992, between the Company and              Report on Form 10-K for the fiscal year
              Citicorp Leasing, Inc. covering various vehicles.          ended January 3, 1993.
(10.46)       Master Lease Agreement, dated as of February 18, 1992,     Exhibit 10.69 to the Company's Annual
              between the Company and Citicorp Leasing, Inc.             Report on Form 10-K for the fiscal year
              covering various equipment.                                ended January 2, 1994.
(10.47)       Lease Agreement dated as of December 15, 1994              Exhibit 10.1 to the Company's Quarterly
              between the Company and BA Leasing & Capital               Report on Form 10-Q for the quarter ended
              Corporation.                                               April 2, 1995.
(10.48)       Beverage Can and End Agreement dated November 9,           Exhibit 10.48 to the Company's Annual
              1995 between the Company and Ball Metal Beverage           Report on Form 10-K for the fiscal year
              Container Group.                                           ended December 31, 1995.
(10.49)       Member Purchase Agreement, dated as of August 1,           Exhibit 10.49 to the Company's Annual
              1994, between the Company and South Atlantic               Report on Form 10-K for the fiscal year
              Canners, Inc., regarding minimum annual purchase           ended December 31, 1995.
              requirements of canned product by the Company.
(10.50)       Member Purchase Agreement, dated as of August 1,           Exhibit 10.50 to the Company's Annual
              1994, between the Company and South Atlantic               Report on Form 10-K for the fiscal year
              Canners, Inc., regarding minimum annual purchase           ended December 31, 1995.
              requirements of 20 ounce PET product by the Company.

                                                                                          Page Number or
   Number     Description                                                          Incorporation by Reference to
-----------   -----------------------------------------------------------   ------------------------------------------
(10.51)       Member Purchase Agreement, dated as of August 1,              Exhibit 10.51 to the Company's Annual
              1994, between the Company and South Atlantic                  Report on Form 10-K for the fiscal year
              Canners, Inc., regarding minimum annual purchase              ended December 31, 1995.
              requirements of 2 Liter PET product by the Company.
(10.52)       Member Purchase Agreement, dated as of August 1,              Exhibit 10.52 to the Company's Annual
              1994, between the Company and South Atlantic                  Report on Form 10-K for the fiscal year
              Canners, Inc., regarding minimum annual purchase              ended December 31, 1995.
              requirements of 3 Liter PET product by the Company.
(10.53)       Description of the Company's 1998 Bonus Plan for              Exhibit included in this filing.
              officers.**
(10.54)       Agreement for Consultation and Services between the           Exhibit 10.54 to the Company's Annual
              Company and J. Frank Harrison, Jr.**                          Report on Form 10-K for the fiscal year
                                                                            ended December 29, 1996.
(10.55)       Agreement to assume liability for postretirement benefits     Exhibit 10.55 to the Company's Annual
              between the Company and Piedmont Coca-Cola Bottling           Report on Form 10-K for the fiscal year
              Partnership.                                                  ended December 29, 1996.
(10.56)       Participation Agreement (Coca-Cola Trust No. 97-1)            Exhibit 10.1 to the Company's Quarterly
              dated as of April 10, 1997 between the Company (as            Report on Form 10-Q for the quarter ended
              Lessee), First Security Bank, National Association            March 30, 1997.
              (solely as Owner Trustee under Coca-Cola Trust No.
              97-1) and the other financial institutions listed therein.
(10.57)       Master Equipment Lease Agreement (Coca-Cola Trust             Exhibit 10.2 to the Company's Quarterly
              No. 97-1) dated as of April 10, 1997 between the              Report on Form 10-Q for the quarter ended
              Company (as Lessee) and First Security Bank, National         March 30, 1997.
              Association (solely as Owner Trustee under Coca-Cola
              Trust No. 97-1).
(10.58)       Franchise Asset Purchase Agreement, dated as of               Exhibit included in this filing.
              January 21, 1998, by and among Coca-Cola Bottling
              Company Southeast, Incorporated, as Seller, NABC,
              Inc., an indirect wholly-owned subsidiary of Guarantor,
              as Buyer, and Coca-Cola Bottling Co. Consolidated, as
              Guarantor.
(10.59)       Operating Asset Purchase Agreement, dated as of               Exhibit included in this filing.
              January 21, 1998, by and among Coca-Cola Bottling
              Company Southeast, Incorporated, as Seller, CCBC of
              Nashville, L.P., an indirect wholly-owned subsidiary of
              Guarantor, as Buyer, and Coca-Cola Bottling Co.
              Consolidated, as Guarantor.
(10.60)       Master Equipment Lease Agreement (1998 Transaction)           Exhibit included in this filing.
              (Coca-Cola Trust No. 97-1) dated as of January 14,
              1998 between the Company (as Lessee) and First
              Security Bank, National Association (solely as Owner
              Trustee under Coca-Cola Trust No. 97-1).
(10.61)       Participation Agreement (1998 Transaction) (Coca-Cola         Exhibit included in this filing.
              Trust No. 97-1) dated as of January 14, 1998 between
              the Company (as Lessee) and First Security Bank,
              National Association (solely as OwnerTrustee under
              Coca-Cola Trust No. 97-1) and other financial
              institutions listed herein.
 (21.1)       List of subsidiaries.                                         Exhibit included in this filing.
 (23.1)       Consent of Independent Accountants to Incorporation by        Exhibit included in this filing.
              Reference into Form S-3 (Registration No. 33-4325) and
              Form S-3 (Registration No. 33-54657).
 (27.1)       Financial data schedule for period ended December 28,         Exhibit included in this filing.
                  1997.

---------
* Carolina Coca-Cola Bottling Partnership's name was changed to Piedmont Coca-Cola Bottling Partnership.

** Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.

B.  Reports on Form 8-K
    During the fourth quarter of 1997, the Company did not file any current reports on Form 8-K.

                                                                    Schedule II
                      COCA-COLA BOTTLING CO. CONSOLIDATED


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                (IN THOUSANDS)




                                                             Additions
                                               Balance at   Charged to                Balance
                                                Beginning    Costs and                at End
Description                                      of Year     Expenses    Deductions   of Year
--------------------------------------------- ------------ ------------ ------------ --------
Allowance for doubtful accounts:
Fiscal year ended December 28, 1997 .........     $410         $492         $389       $513
                                                  ====         ====         ====       ====
Fiscal year ended December 29, 1996 .........     $406         $436         $432       $410
                                                  ====         ====         ====       ====
Fiscal year ended December 31, 1995 .........     $400         $319         $313       $406
                                                  ====         ====         ====       ====

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COCA-COLA BOTTLING CO. CONSOLIDATED
                                             (REGISTRANT)


Date: March 25, 1998

                                          By: /s/    J. FRANK HARRISON, III
                                          -------------------------------------
                                                   J. Frank Harrison, III
                                       Chairman of the Board of Directors and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/  J. FRANK HARRISON, JR.          Chairman Emeritus of the Board of         March 25, 1998
  ---------------------------
  J. Frank Harrison, Jr.                 Directors and Director

By: /s/  J. FRANK HARRISON, III          Chairman of the Board of Directors,       March 25, 1998
  ---------------------------
  J. Frank Harrison, III                 Chief Executive Officer and Director

By: /s/   JAMES L. MOORE, JR.            President and Chief Operating Officer     March 25, 1998
  ---------------------------
  James L. Moore, Jr.                    and Director

By: /s/   REID M. HENSON                 Vice Chairman of the Board of             March 25, 1998
  ---------------------------
  Reid M. Henson                         Directors and Director

By: /s/  H. W. MCKAY BELK                Director                                  March 25, 1998
  ---------------------------
  H. W. McKay Belk

By: /s/   JOHN M. BELK                   Director                                  March 25, 1998
  ---------------------------
  John M. Belk

 By:                                     Director
  ---------------------------
  Evander Holyfield

By: /s/  H. REID JONES                   Director                                  March 25, 1998
  ---------------------------
  H. Reid Jones

By: /s/  NED R. MCWHERTER                Director                                  March 25, 1998
  ---------------------------
  Ned R. McWherter

By: /s/  JOHN W. MURREY, III             Director                                  March 25, 1998
  ---------------------------
  John W. Murrey, III

By: /s/  CHARLES L. WALLACE              Director                                  March 25, 1998
  ---------------------------
  Charles L. Wallace

By: /s/  DAVID V. SINGER                 Vice President and Chief Financial        March 25, 1998
  ---------------------------
  David V. Singer                        Officer

By: /s/  STEVEN D. WESTPHAL              Vice President and Chief Accounting       March 25, 1998
  ---------------------------
  Steven D. Westphal                     Officer
