Form 10-Q
period 1998-03-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1998-05-12
CIK 317540

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                     March 29, 1998
                                   ---------------------------------------------

Commission File Number                                 0-9286
                          ------------------------------------------------------


                   COCA-COLA BOTTLING CO. CONSOLIDATED
                   -----------------------------------
         (Exact name of registrant as specified in its charter)

                Delaware                                    56-0950585
                --------                                    ----------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
              organization)                           Identification Number)

          1900 Rexford Road, Charlotte, North Carolina        28211
          ---------------------------------------------------------
             (Address of principal executive offices)         (Zip Code)

                                 (704) 551-4400
             ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at May 1, 1998
                  -----                          --------------------------
Common Stock, $1 Par Value                               7,045,047
Class B Common Stock, $1 Par Value                       1,319,800

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 In Thousands (Except Share Data)




                                                                       March 29,         Dec. 28,         March 30,
                                                                           1998            1997              1997
                                                                      -----------       ----------        ----------
ASSETS
------

Current Assets:
---------------
Cash                                                                   $    5,177       $    4,427        $    3,557
Accounts receivable, trade, less allowance for
 doubtful accounts of $512, $513 and $416                                  52,599           55,258            47,193
Accounts receivable from The Coca-Cola Company                             11,594            4,690             6,333
Due from Piedmont Coca-Cola Bottling Partnership                            1,931            2,009             4,613
Accounts receivable, other                                                  5,983            8,776             7,009
Inventories                                                                40,154           38,738            32,770
Prepaid expenses and other current assets                                  13,414           12,674             9,645
                                                                      -----------       ----------        ----------
  Total current assets                                                    130,852          126,572           111,120
                                                                      -----------       ----------        ----------

Property, plant and equipment, less accumulated
 depreciation of  $182,197, $175,766 and $166,615                         251,663          250,904           251,980
Investment in Piedmont Coca-Cola Bottling Partnership                      61,601           63,326            63,645
Other assets                                                               45,525           43,138            35,464
Identifiable intangible assets, less accumulated
 amortization of  $107,937, $105,334 and $97,870                          259,620          231,034           238,348
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $29,132, $28,560 and $26,842                              62,486           63,059            64,777
                                                                      -----------       ----------        ----------


Total                                                                    $811,747         $778,033          $765,334
                                                                      ===========       ==========        ==========





See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                                          March 29,         Dec. 28,         March 30,
                                                                            1998              1997             1997
                                                                          ----------       ---------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
--------------------
Portion of long-term debt payable within one year                          $  72,733       $  12,000      $       135
Accounts payable and accrued liabilities                                      65,609          71,583           59,017
Accounts payable to The Coca-Cola Company                                      7,639           4,108            2,215
Accrued compensation                                                           3,297           5,075            3,060
Accrued interest payable                                                       9,515          14,038            7,521
                                                                          ----------       ---------      -----------
  Total current liabilities                                                  158,793         106,804           71,948
Deferred income taxes                                                        110,142         111,594          107,512
Deferred credits                                                               6,545           7,139            9,381
Other liabilities                                                             56,275          49,434           46,464
Long-term debt                                                               475,272         493,789          529,749
                                                                          ----------       ---------      -----------
  Total liabilities                                                          807,027         768,760          765,054
                                                                          ----------       ---------      -----------

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-10,107,421, 10,107,421 and 10,107,359 shares                          10,107          10,107           10,107
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-1,947,914, 1,947,914 and 1,947,976 shares                              1,948           1,948            1,948
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                               100,983         103,074          109,347
Accumulated deficit                                                          (47,064)        (44,602)         (59,764)
Minimum pension liability adjustment                                                                             (104)
                                                                          ----------       ---------      -----------
                                                                              65,974          70,527           61,534
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                                    60,845          60,845           60,845
 Class B Common - 628,114 shares                                                 409             409              409
                                                                          ----------       ---------      -----------
  Total shareholders' equity                                                   4,720           9,273              280
                                                                          ----------       ---------      -----------

Total                                                                       $811,747        $778,033         $765,334
                                                                          ==========       =========      ===========


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands






                                                              Capital                             Minimum
                                           Class B              in                                Pension
                            Common          Common           Excess of          Accumulated      Liability         Treasury
                            Stock            Stock           Par Value            Deficit        Adjustment          Stock
                          ----------       ---------         ---------          -----------      ----------        ---------
Balance on
 December 29, 1996         $ 10,107         $  1,948          $111,439          $ (59,868)       $    (104)        $ 41,253
Net income                                                                            104
Cash dividends
 paid:  Common                                                  (2,092)
Purchase of
 Common Stock                                                                                                        20,001
                          ----------       ---------         ---------          -----------      ----------        ---------
Balance on
March 30, 1997             $ 10,107         $  1,948          $109,347          $ (59,764)       $    (104)        $ 61,254
                          ==========       =========         =========          ===========      ==========        =========



Balance on
 December 28, 1997         $ 10,107         $  1,948          $103,074          $ (44,602)       $    -            $ 61,254
Net loss                                                                           (2,462)
Cash dividends
 paid:  Common                                                  (2,091)
                          ----------       ---------         ---------          -----------      ----------        ---------
Balance on
 March 29, 1998            $ 10,107         $  1,948          $100,983          $ (47,064)       $    -            $ 61,254
                          ==========       =========         =========          ===========      ==========        =========






See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)





                                                                                                 First Quarter
                                                                                       ---------------------------------
                                                                                          1998                    1997
                                                                                       ---------               ---------
Net sales (includes sales to Piedmont of $12,203 and
 $10,591)                                                                              $ 203,331               $ 178,395
Cost of sales, excluding depreciation shown below
 (includes $10,835 and $8,603 related to sales to Piedmont)                              118,397                  99,450
                                                                                       ---------               ---------
Gross margin                                                                              84,934                  78,945
                                                                                       ---------               ---------
Selling expenses, excluding depreciation shown below                                      50,698                  44,064
General and administrative expenses                                                       15,781                  13,988
Depreciation expense                                                                       8,734                   8,133
Amortization of goodwill and intangibles                                                   3,221                   3,064
                                                                                       ---------               ---------
Income from operations                                                                     6,500                   9,696

Interest expense                                                                           9,258                   9,124
Other income (expense), net                                                               (1,157)                   (407)
                                                                                       ---------               ---------
Income (loss) before income taxes                                                         (3,915)                    165
Income taxes (benefit)                                                                    (1,453)                     61
                                                                                       ---------               ---------
Net income (loss)                                                                      $  (2,462)            $       104
                                                                                       =========               =========

Basic net income (loss) per share                                                      $    (.29)            $       .01

Diluted net income (loss) per share                                                    $    (.29)            $       .01

Weighted average number of common
 shares outstanding                                                                        8,365                   8,535

Weighted average number of common
 shares outstanding - assuming dilution                                                    8,493                   8,624






See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands




                                                                                           First Quarter
                                                                                      1998             1997
                                                                                    ----------     -----------
Cash Flows from Operating Activities
------------------------------------
Net income (loss)                                                                   $  (2,462)     $      104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation expense                                                                  8,734           8,133
  Amortization of goodwill and intangibles                                              3,221           3,064
  Deferred income taxes (benefit)                                                      (1,453)             61
  Losses on sale of property, plant and equipment                                         729             298
  Amortization of debt costs                                                              149             141
  Undistributed losses of Piedmont Coca-Cola Bottling
    Partnership                                                                         1,725             817
  Increase in current assets less current liabilities                                 (11,402)         (7,829)
  Increase in other noncurrent assets                                                  (2,556)         (1,017)
  Increase in other noncurrent liabilities                                              6,248            2,461
  Other                                                                                     3
                                                                                    ----------     -----------
Total adjustments                                                                       5,398            6,129
                                                                                    ----------     -----------
Net cash provided by operating activities                                               2,936            6,233
                                                                                    ----------     -----------

Cash Flows from Financing Activities
------------------------------------
Proceeds from the issuance of long-term debt                                                            90,521
Increase in current portion of long-term debt                                          60,733               30
Payments on long-term debt                                                            (18,517)            (226)
Purchase of Common Stock                                                                               (20,001)
Cash dividends paid                                                                    (2,091)          (2,092)
Other                                                                                     (11)
                                                                                    ----------     -----------
Net cash provided by financing activities                                              40,114           68,232
                                                                                    ----------     -----------

Cash Flows from Investing Activities
------------------------------------
Additions to property, plant and equipment                                             (8,906)         (70,339)
Proceeds from the sale of property, plant and equipment                                    10                1
Acquisition of companies, net of cash acquired                                        (33,404)          (3,511)
                                                                                    ----------     -----------
Net cash used in investing activities                                                 (42,300)         (73,849)
                                                                                    ----------     -----------
Net increase in cash                                                                      750              616
Cash at beginning of period                                                             4,427            2,941
                                                                                    ----------     -----------

Cash at end of period                                                               $   5,177        $   3,557
                                                                                    ==========     ===========



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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997 filed with the Securities and Exchange Commission.

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

                                                            First Quarter
                                                     ---------------------------
In Thousands                                           1998             1997
--------------------------------------------------------------------------------
Net sales                                            $  57,358       $  52,831
Gross margin                                            24,725          23,728
Income (loss) from operations                             (219)          1,384
Net loss                                                (3,450)         (1,634)



3. Inventories

Inventories are summarized as follows:

                                     Mar. 29,          Dec. 28,         Mar. 30,
In Thousands                            1998             1997              1997
--------------------------------------------------------------------------------
Finished products                    $24,066          $21,542           $18,068
Manufacturing materials               12,684           14,171             8,824
Plastic pallets and other              3,404            3,025             5,878

Total inventories                    $40,154          $38,738           $32,770


Substantially all merchandise inventories are valued by the LIFO method. The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.7 million, $2.8 million and $2.1 million on March 29, 1998, December 28, 1997 and March 30, 1997, respectively, as a result of inventory premiums associated with certain acquisitions.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

4. Long-Term Debt

Long-term debt is summarized as follows:


                                                               Fixed(F) or
                                                    Interest     Variable   Interest        Mar. 29,      Dec. 28,     Mar. 30,
In Thousands                         Maturity        Rate       (V) Rate      Paid            1998          1997         1997
---------------------------------------------------------------------------------------------------------------------------------
Lines of Credit                       2002           5.63%          V        Varies         $ 20,400       $10,300     $134,250

Term Loan Agreement                   2004           6.33%          V        Varies           85,000        85,000      170,000

Term Loan Agreement                   2005           6.33%          V        Varies           85,000        85,000

Medium-Term Notes                     1998           6.28%          V        Quarterly        10,000        10,000       10,000

Medium-Term Notes                     1998          10.05%          F        Semi-             2,000         2,000        2,000
                                                                              annually

Medium-Term Notes                     1999           7.99%          F        Semi-            28,585        28,585       28,585
                                                                              annually

Medium-Term Notes                     2000          10.00%          F        Semi-            25,500        25,500       25,500
                                                                              annually

Medium-Term Notes                     2002           8.56%          F        Semi-            47,000        47,000       47,000
                                                                              annually

Debentures                            2007           6.85%          F        Semi-           100,000       100,000      100,000
                                                                              annually

Debentures                            2009           7.20%          F        Semi-           100,000       100,000
                                                                              annually

Other notes payable                   1998 -         6.50% -        F        Varies           44,520        12,404       12,549
                                      2001          10.00%                                  --------      --------      -------
                                                                                             548,005       505,789      529,884
Less: Portion of long-
 term debt payable
 within one year                                                                              72,733        12,000          135
---------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                              $475,272      $493,789     $529,749
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

    On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. In July 1997, the Company issued $100 million of 7.20% debentures due 2009. The net proceeds from these issuances were used for refinancing a portion of existing public debt with the remainder used to repay other debt.

    On November 20, 1995, the Company entered into a $170 million term loan agreement with $85 million maturing in July 2004 and $85 million maturing in July 2005. This loan was used to repay two $60 million loans previously entered into by the Company and other bank debt.

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $30.3 million, $31.1 million and $31.8 million as of March 29, 1998, December 28, 1997 and March 30, 1997, respectively.

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

    The Company had weighted average interest rates for its debt portfolio of approximately 7.1%, 7.1% and 6.9% as of March 29, 1998, December 28, 1997 and March 30, 1997, respectively. The Company's overall weighted average interest rate on its long-term debt increased from an average of 6.9% during the first quarter of 1997 to an average of 7.1% during the first quarter of 1998. After taking into account the effect of all of the interest rate swap activities, approximately 21%, 50% and 59% of the total debt portfolio was subject to changes in short-term interest rates as of March 29, 1998, December 28, 1997 and March 30, 1997, respectively.

    A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first quarter of 1998 by approximately $2.7 million and the net loss for the first quarter ended March 29, 1998 would have been increased by approximately $1.7 million.

    The Company currently has three interest rate swap agreements, including a new fixed rate interest swap for $50 million added in the first quarter of 1998.

    Derivative financial instruments were as follows:



                                          March 29, 1998            December 28, 1997                March 30, 1997
                                       ----------------------------------------------------------------------------------
                                                   Remaining                   Remaining                      Remaining
    In Thousands                       Amount        Term          Amount         Term             Amount        Term
-------------------------------------------------------------------------------------------------------------------------
    Interest rate swaps-floating      $ 60,000     5.5 years      $ 60,000      5.75 years       $ 60,000      6.5 years
    Interest rate swaps-floating                                   100,000      11.5 years

    Interest rate swaps-fixed           60,000     5.5 years        60,000      5.75 years         60,000      6.5 years
    Interest rate swaps-fixed           50,000     7.0 years

    In January 1998, the Company terminated two floating rate interest swaps with a total notional amount of $100 million. The gain of $6.5 million resulting from this termination will be amortized over 11.5 years, the remaining term of the initial swap agreements.

     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



    5. Derivative Financial Instruments (cont.)


    The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:



                                                    March 29, 1998            December 28, 1997          March 30, 1997
                                                ----------------------     ----------------------    ----------------------
                                                Carrying        Fair        Carrying       Fair       Carrying      Fair
In Thousands                                     Amount         Value        Amount       Value        Amount       Value
----------------------------------------------------------------------------------------------------------------------------
Balance Sheet Instruments
-------------------------
     Public debt                                  $313,085     $326,544     $313,085     $327,486     $213,085     $213,908
     Non-public variable rate long-term
         term debt                                 190,400      190,400      180,300      180,300      304,250      304,250
     Non-public fixed rate long-term
         debt                                       44,520       45,456       12,404       13,297       12,549       13,141

Off-Balance-Sheet Instruments
-----------------------------
     Interest rate swaps                                         (2,450)                    1,854                      (3,879)
     Interest rate cap                                               41                        80

    The fair values of the interest rate swaps at March 29, 1998 and March 30, 1997 represent the estimated amounts the Company would have had to pay to terminate these agreements. The fair values of the interest rate cap and the fair value of the interest rate swap at December 28, 1997 represents the estimated amounts the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


6. Supplemental Disclosures of Cash Flow Information


Changes in current assets and current liabilities affecting cash, net of effect of acquisition, were as follows:


                                                                                          First Quarter
                                                                                 ------------------------------
In Thousands                                                                         1998               1997
----------------------------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                                  $   3,286          $   3,725
Accounts receivable, The Coca-Cola Company                                          (6,904)            (3,173)
Due from Piedmont Coca-Cola Bottling Partnership                                        78              1,275
Accounts receivable, other                                                           2,820                439
Inventories                                                                         (1,228)            (1,983)
Prepaid expenses and other current assets                                             (518)              (192)
Accounts payable and accrued liabilities                                            (6,146)            (1,081)
Accounts payable, The Coca-Cola Company                                              3,531             (1,034)
Accrued compensation                                                                (1,798)            (2,214)
Accrued interest payable                                                            (4,523)            (3,591)
                                                                                  ---------         ----------
Increase in current assets less current liabilities                               $(11,402)         $  (7,829)
                                                                                  =========         ==========




7.  Acquisition

On January 21, 1998, the Company purchased the franchise rights and operating assets of a Coca-Cola bottler located in Florence, Alabama for $33.6 million. The bottling territory covers portions of northwest Alabama and south central Tennessee and is contiguous to the Company's Tennessee bottling territory. The Company issued notes payable to the seller for approximately $32.1 million and used the Company's existing lines of credit to fund the cash portion of the acquisition. A portion of the notes payable issued is due on July 15, 1998 with the remaining notes payable due on January 31, 1999. The interest rate for the notes payable issued is 6.5%.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's financial statements reflect the operating results since the acquisition date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction:
-------------

The following discussion presents management's analysis of the results of operations for the first three months of 1998 compared to the first three months of 1997 and changes in financial condition from March 30, 1997 and December 28, 1997 to March 29, 1998.

The Company reported a net loss of $2.5 million or $.29 per share for the first quarter of 1998 compared with net income of $.1 million or $.01 per share for the same period in 1997. The decrease in earnings from the prior year was due to several factors including an extremely competitive pricing environment, increases in the cost of packaging and ingredients and increased selling expenses, primarily related to employment costs. The Company has continued to make significant investments in the form of both capital expenditures and personnel to support its growth initiatives. Expenses related to these ongoing investments are recognized ratably throughout the year, while the revenue generated from the additional investments tends to be more seasonal, with significantly more revenue generated in the second and third quarters of each fiscal year. In January 1998, the Company purchased the franchise rights and operating assets of a Coca-Cola bottler located in Florence, Alabama for $33.6 million. This bottling territory covers portions of northwest Alabama and south central Tennessee and is contiguous to the Company's Tennessee bottling territory.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

Results of Operations:
----------------------

The quarter was highlighted by strong volume growth across both the Company's core brands and newer brands. Net sales for the first quarter of 1998 increased almost 14% from the first quarter of 1997. Franchise equivalent volume grew by 12% in the first quarter, driven by a special promotion with a key retailer, focused marketing initiatives, lower pricing and the additional cold drink equipment the Company has placed over the past 12 months. The increased volume was offset by a 2% per unit decrease in net selling prices and an increase of almost 2% per unit in cost of sales. The sales volume growth was broad-based across all significant channels. In addition, the Company posted a 16% increase in fountain volume.

Sprite continued its strong growth with another double-digit volume increase over the first quarter of the prior year. Sales volume of Surge, a product introduced throughout the Company's franchise territory in the fourth quarter of 1997 and the first quarter of 1998, continues to exceed initial expectations. The Company's non-carbonated beverages experienced tremendous growth with a volume increase in excess of 100% over the same period in the prior year.

Selling expenses for the first quarter of 1998 increased 15% over the first quarter of 1997. Selling expenses increased due to increased employment costs reflecting additional sales personnel added to support the Company's growth and key customer initiatives, higher sales commission costs related to the sales volume increase, increased marketing costs and increased expenses related to sales development programs.

General and administrative expenses increased by 13% primarily due to higher employment costs associated with additional administrative personnel and wage increases necessary to compete in highly competitive labor markets.

Depreciation expense increased 7% between the first quarter of 1997 and the first quarter of 1998. This increase was due primarily to depreciation expense on new capital investments in 1997 that totaled approximately $100 million. Depreciation expense is recognized on a straight-line basis throughout the year while the revenue generated by these assets tends to be more seasonal, with the majority of the revenue coming in the second and third quarters.

Interest expense of $9.3 million was relatively unchanged from the first quarter of 1997. The Company's overall weighted average interest rate increased from an average of 6.9% during the first quarter of 1997 to an average of 7.1% during the first quarter of 1998.

Other income (expense), net for the first quarter 1998 was $750,000 higher than the first quarter of 1997 primarily due to increased losses on disposals of cold drink equipment. Over the past several years, the Company has increased significantly its cold drink asset base.

Changes in Financial Condition:
-------------------------------

Working capital decreased $47.7 million from December 28, 1997 and decreased $67.1 million from March 30, 1997 to March 29, 1998. The decrease from December 28, 1997 is primarily attributable to an increase in the current portion of long-term debt of $60.7 million, offset by decreases in accounts payable and accruals of $6.0 million and a decrease in accrued interest of $4.5 million. The increase in the current portion of long-term debt is attributable to the maturing of $28.6 million of the Company's Medium-Term Notes in the first quarter of 1999 and additional debt related to the acquisition of a Coca-Cola bottler in northwest Alabama in January 1998. Working capital decreased by $67.1 million from March 30, 1997 due to an increase in the current portion of long-term debt of $72.6 million. The $72.6 million increase in the current portion of long-term debt reflects the increases discussed above as well as an additional $12 million of Medium-Term Notes that mature in the second quarter of 1998. Some of the other significant changes in working capital from the first quarter of 1997 to the first quarter of 1998 included an increase in trade accounts receivable of $5.4 million, an increase in accounts receivable from The Coca-Cola Company of $5.3 million and an increase of $7.4 million in inventories. The increase in trade accounts receivable is due to the significant increase in sales volume over the prior year. The increase in inventories is also due to the significant increase in sales volume as well as an increase in the number of stockkeeping units, such as Surge, 20 pack cans and 15 pack 20 oz bottles. Other decreases in working capital were due to an increase of $6.6 million in accounts payable and accruals and a $5.4 million increase in amounts payable to The Coca-Cola Company.

Capital expenditures in the first quarter of 1998 were $8.9 million compared to $4.0 million in the first quarter of 1997. Capital expenditures for the first quarter of 1997 of $4.0 million exclude the purchase of $66.3 million of previously leased equipment completed during the quarter.

Long-term debt decreased by $54.5 million from March 30, 1997 and decreased $18.5 million from December 28, 1997. The decrease from March 30, 1997 is due primarily to the reclassification of $40.6 million of the Company's Medium-Term Notes to current liabilities as of March 29, 1998. The decrease from December 28, 1997 to March 29, 1998 is primarily attributable to the reclassification of $28.6 million of Medium-Term Notes to current liabilities offset partially by additional borrowings to fund working capital requirements. The Company currently intends to use its informal lines of credit to refinance the Medium-Term Notes as they come due.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of March 29, 1998, the Company had no outstanding balances under the revolving credit facility and $20.4 million outstanding under the informal lines of credit.

As of March 29, 1998 the debt portfolio had a weighted average interest rate of 7.1% and approximately 21% of the total portfolio of $548 million was subject to changes in short-term interest rates.

Other liabilities increased from December 28, 1997 to March 29, 1998 by $6.8 million primarily due to a $6.5 gain which resulted from the termination of two interest rate swaps in January 1998. The $6.5 million gain will be amortized over 11.5 years, the remaining term of the initial swap agreements.

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

                           PART II - OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits


         Exhibit
         Number      Description
         ------      -----------
         10.1        Coca-Cola Bottling Co. Consolidated Director Deferral Plan.

         27          Financial data schedule for period ended March 29, 1998.



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


                                  COCA-COLA BOTTLING CO. CONSOLIDATED
                                           (REGISTRANT)


Date: May 12, 1998                By:    /s/ David V. Singer
                                      ----------------------------------

                                             David V. Singer
                                  Principal Financial Officer of the Registrant

                                                   and
                                    Vice President - Chief Financial Officer