Form 10-Q
period 1998-06-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1998-08-07
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              JUNE 28, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at July 31, 1998
           -----                                   ----------------------------
Common Stock, $1 Par Value                                  7,045,047
Class B Common Stock, $1 Par Value                          1,319,800

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                         June 28,   Dec. 28,   June 29,
                                                           1998       1997       1997
                                                           ----       ----       ----
ASSETS
------

Current Assets:
---------------
Cash                                                    $  5,518   $  4,427   $  3,733
Accounts receivable, trade, less allowance for
 doubtful accounts of $528, $513 and $420                 62,320     55,258     52,097
Accounts receivable from The Coca-Cola Company            12,971      4,690      9,126
Due from Piedmont Coca-Cola Bottling Partnership             127      2,009      3,531
Accounts receivable, other                                 7,752      8,776      9,154
Inventories                                               46,536     38,738     37,265
Prepaid expenses and other current assets                 15,821     12,674      9,732
                                                        --------   --------   --------
  Total current assets                                   151,045    126,572    124,638
                                                        --------   --------   --------
Property, plant and equipment, less accumulated
 depreciation of $186,444, $175,766 and $170,982         257,417    250,904    251,409
Investment in Piedmont Coca-Cola Bottling Partnership     62,999     63,326     64,399
Other assets                                              45,879     43,138     40,321
Identifiable intangible assets, less accumulated
 amortization of $110,630, $105,334 and $100,365         257,757    231,034    235,890
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $29,705, $28,560 and $27,415             61,914     63,059     64,204
                                                        --------   --------   --------
Total                                                   $837,011   $778,033   $780,861
                                                        ========   ========   ========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                       June 28,     Dec. 28,     June 29,
                                                         1998         1997         1997
                                                         ----         ----         ----
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
--------------------
Portion of long-term debt payable within one year    $   60,884      $12,000    $  12,135
Accounts payable and accrued liabilities                 67,117       71,583       58,461
Accounts payable to The Coca-Cola Company                 9,985        4,108        6,795
Accrued compensation                                      4,944        5,075        3,801
Accrued interest payable                                 14,273       14,038       11,097
                                                      ---------    ---------    ---------
  Total current liabilities                             157,203      106,804       92,289
Deferred income taxes                                   115,680      111,594      109,667
Deferred credits                                          5,968        7,139        8,592
Other liabilities                                        57,074       49,434       47,135
Long-term debt                                          489,068      493,789      515,847
                                                      ---------    ---------    ---------
  Total liabilities                                     824,993      768,760      773,530
                                                      ---------    ---------    ---------

Shareholders' Equity:
---------------------
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized - 30,000,000 shares
 Issued -10,107,421 shares                               10,107       10,107       10,107
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares
 Issued - 1,947,914 shares                                1,948        1,948        1,948
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                           98,892      103,074      107,257
Accumulated deficit                                     (37,675)     (44,602)     (50,623)
Minimum pension liability adjustment                                                 (104)
                                                      ---------    ---------    ---------
                                                         73,272       70,527       68,585
Less-Treasury stock, at cost:
 Common-3,062,374 shares                                 60,845       60,845       60,845
 Class B Common-628,114 shares                              409          409          409
                                                      ---------    ---------    ---------
  Total shareholders' equity                             12,018        9,273        7,331
                                                      ---------    ---------    ---------
Total                                                 $ 837,011    $ 778,033    $ 780,861
                                                      =========    =========    =========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                         Second Quarter              First Half
                                                         --------------              ----------
                                                       1998         1997         1998          1997
                                                       ----         ----         ----          ----
Net sales (includes sales to Piedmont of
 $18,699, $15,485, $30,902 and $26,076)             $ 241,415    $ 208,174    $ 444,746    $ 386,569
Cost of sales, excluding depreciation shown
 below (includes $13,621, $11,407, $24,456
 and $20,010 related to sales to Piedmont)            137,037      114,393      255,434      213,843
                                                    ---------    ---------    ---------    ---------
Gross margin                                          104,378       93,781      189,312      172,726
                                                    ---------    ---------    ---------    ---------
Selling expenses, excluding depreciation
 shown below                                           49,048       43,314       99,746       87,378
General and administrative expenses                    17,740       14,792       33,521       28,780
Depreciation expense                                    9,062        8,288       17,796       16,421
Amortization of goodwill and intangibles                3,316        3,091        6,537        6,155
                                                    ---------    ---------    ---------    ---------
Income from operations                                 25,212       24,296       31,712       33,992

Interest expense                                        9,088        9,385       18,346       18,509
Other income (expense), net                            (1,196)        (378)      (2,353)        (785)
                                                    ---------    ---------    ---------    ---------
Income before income taxes                             14,928       14,533       11,013       14,698
Federal and state income taxes                          5,539        5,392        4,086        5,453
                                                    ---------    ---------    ---------    ---------
Net income                                          $   9,389    $   9,141    $   6,927    $   9,245
                                                    =========    =========    =========    =========

Basic net income per share                          $    1.12    $    1.09    $     .83    $    1.09

Diluted net income per share                        $    1.11    $    1.08    $     .82    $    1.08

Weighted average number of  common
  shares outstanding                                    8,365        8,365        8,365        8,450

Weighted average number of  common
  shares outstanding - assuming dilution                8,496        8,448        8,495        8,536


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                    Capital                  Minimum
                                          Class B     in                     Pension
                              Common      Common   Excess of  Accumulated   Liability    Treasury
                              Stock       Stock    Par Value   Deficit      Adjustment     Stock
                              -----       -----    ---------   -------      ----------     -----
Balance on
 December 29, 1996          $ 10,107    $  1,948   $111,439   $ (59,868)     $   (104)   $ 41,253
Net income                                                        9,245
Cash dividends
 paid:  Common                                       (4,182)
Purchase of
 Common Stock                                                                              20,001
                            --------    --------   --------   ------------   --------    --------
Balance on
 June 29, 1997              $ 10,107    $  1,948   $107,257   $ (50,623)     $   (104)   $ 61,254
                            ========    ========   ========   ============   ========    ========

Balance on
 December 28, 1997           $10,107    $  1,948   $103,074   $ (44,602)     $      -    $ 61,254
Net income                                                        6,927
Cash dividends
 paid:  Common                                       (4,182)
                            --------    --------   --------   ------------   --------    --------
Balance on
 June 28, 1998              $ 10,107    $  1,948   $ 98,892   $ (37,675)     $      -    $ 61,254
                            ========    ========   ========   ============   ========    ========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                          First Half
                                                                          ----------
                                                                      1998        1997
                                                                   ---------    ---------
Cash Flows from Operating Activities
Net income                                                          $  6,927    $  9,245
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                17,796      16,421
  Amortization of goodwill and intangibles                             6,537       6,155
  Deferred income taxes                                                4,086
  Losses on sale of property, plant and equipment                      1,445         838
  Amortization of debt costs                                             297         280
  Undistributed losses of Piedmont Coca-Cola Bottling Partnership        327          63
  Increase in current assets less current liabilities                (21,142)    (12,679)
  Increase in other noncurrent assets                                 (2,968)     (6,005)
  Increase in other noncurrent liabilities                             6,470       4,858
  Other                                                                   (5)      3,009
                                                                    --------    --------
Total adjustments                                                     12,843      12,940
                                                                    --------    --------
Net cash provided by operating activities                             19,770      22,185
                                                                    --------    --------

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                                      76,619
Increase in current portion of long-term debt                         48,884      12,030
Payments on long-term debt                                            (4,721)       (226)
Purchase of Common Stock                                                         (20,001)
Cash dividends paid                                                   (4,182)     (4,182)
Other                                                                    (11)       (352)
                                                                    --------    --------
Net cash provided by financing activities                             39,970      63,888
                                                                    --------    --------

Cash Flows from Investing Activities
Additions to property, plant and equipment                           (24,511)    (81,578)
Proceeds from the sale of property, plant and equipment                  656         103
Acquisition of companies, net of cash acquired                       (34,794)     (3,806)
                                                                    --------    --------
Net cash used in investing activities                                (58,649)    (85,281)
                                                                    --------    --------
Net increase in cash                                                   1,091         792
Cash at beginning of period                                            4,427       2,941
                                                                    --------    --------
Cash at end of period                                               $  5,518    $  3,733
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

                                      Second Quarter          First Half
                                      --------------          ----------
In Thousands                         1998       1997       1998       1997
-----------------------------------------------------------------------------
Net sales                          $71,168    $63,037    $128,526   $115,868
Gross margin                        31,541     28,218      56,266     51,946
Income from operations               5,862      4,535       5,643      5,919
Net income (loss)                    2,796      1,508        (654)      (126)




3. Inventories

Inventories are summarized as follows:
                                               June 28,     Dec. 28,    June 29,
In Thousands                                      1998        1997        1997
-------------------------------------------------------------------------------

Finished products                               $30,523     $21,542     $20,914
Manufacturing materials                          12,545      14,171      10,394
Plastic pallets and other                         3,468       3,025       5,957
                                               --------   ---------   ---------
Total inventories                               $46,536     $38,738     $37,265
                                                =======     =======     =======

The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.7 million, $2.8 million and $2.1 million on June 28, 1998, December 28, 1997 and June 29, 1997, respectively, as a result of inventory premiums associated with certain acquisitions.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

4. Long-Term Debt

Long-term debt is summarized as follows:

                                            Fixed(F) or
                                 Interest    Variable  Interest  June 28, Dec. 28, June 29,
In Thousands            Maturity   Rate      (V) Rate    Paid      1998    1997      1997
-------------------------------------------------------------------------------------------
Lines of Credit           2002    5.81%-        V       Varies  $ 34,200 $ 10,300  $132,350
                                  5.86%

Term Loan Agreement       2004    6.33%         V       Varies    85,000   85,000   170,000

Term Loan Agreement       2005    6.33%         V       Varies    85,000   85,000

Medium-Term Notes         1998    6.28%         V       Quarterly      -   10,000    10,000

Medium-Term Notes         1998   10.05%         F       Semi-          -    2,000     2,000
                                                         annually

Medium-Term Notes         1999    7.99%         F       Semi-     28,585   28,585    28,585
                                                         annually

Medium-Term Notes         2000   10.00%         F       Semi-     25,500   25,500    25,500
                                                         annually

Medium-Term Notes         2002    8.56%         F       Semi-     47,000   47,000    47,000
                                                         annually

Debentures                2007    6.85%         F       Semi-    100,000  100,000   100,000
                                                         annually

Debentures                2009    7.20%         F       Semi-    100,000  100,000
                                                         annually

Other notes payable       1998-   6.00%-        F       Varies    44,667   12,404    12,547
                          2001   10.00%
                                                                 -------  -------   -------
                                                                 549,952  505,789   527,982
Less: Portion of long-
 term debt payable
 within one year                                                  60,884   12,000    12,135
-------------------------------------------------------------------------------------------
Long-term debt                                                  $489,068 $493,789  $515,847
-------------------------------------------------------------------------------------------

   Coca-Cola Bottling Co. Consolidated
   Notes to Consolidated Financial Statements (Unaudited)



   4. Long-Term Debt (cont.)

   It is the Company's intent to renew its line of credit borrowings and borrowings under the revolving credit facility as they mature. To the extent that these borrowings do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

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

   The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $30.7 million, $31.1 million and $31.5 million as of June 28, 1998, December 28, 1997 and June 29, 1997, respectively.

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

   The Company had weighted average interest rates for the debt portfolio of approximately 7.1%, 7.1% and 6.8% as of June 28, 1998, December 28, 1997 and June 29, 1997, respectively. The Company's overall weighted average interest rate on its long-term debt increased from an average of 6.9% during the first half of 1997 to an average of 7.1% during the first half of 1998. After taking into account the effect of all of the interest rate swap activities, approximately 28%, 50% and 59% of the total debt portfolio was subject to changes in short-term interest rates as of June 28, 1998, December 28, 1997 and June 29, 1997, respectively.

   A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first half of 1998 by approximately $1.0 million and net income for the first six months ended June 28, 1998 would have been reduced by approximately $.6 million.

   The Company currently has three interest rate swap agreements, including a fixed rate interest swap for $50 million added in the first quarter of 1998.

   Derivative financial instruments were as follows:

                                        June 28, 1998       December 28, 1997       June 29, 1997
                                        -------------       -----------------       -------------
                                              Remaining              Remaining             Remaining
   In Thousands                      Amount     Term       Amount      Term        Amount     Term
   ---------------------------------------------------------------------------------------------------

   Interest rate swaps-floating     $ 60,000  5.25 years  $ 60,000  5.75 years   $ 60,000   6.25 years
   Interest rate swaps-floating                            100,000  11.5 years

   Interest rate swaps-fixed          60,000  5.25 years    60,000  5.75 years     60,000   6.25 years
   Interest rate swaps-fixed          50,000  6.5 years

   Interest rate cap                  35,000  2.0 years     35,000   2.5 years

   In January 1998, the Company terminated two floating rate interest swaps with a total notional amount of $100 million. The gain of $6.5 million resulting from this termination will be amortized over 11.5 years, the remaining term of the initial swap agreements.

     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)


   5. Derivative Financial Instruments (cont.)


   The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                        June 28, 1998    December 28, 1997   June 29, 1997
                                        -------------    -----------------   -------------
                                       Carrying   Fair    Carrying  Fair    Carrying  Fair
In Thousands                            Amount    Value    Amount   Value    Amount   Value
--------------------------------------------------------------------------------------------
Balance Sheet Instruments
-------------------------
   Public debt                         $301,085 $311,965 $313,085 $327,486 $213,085 $216,850
   Non-public variable rate long-term
       debt                             204,200  204,200  180,300  180,300  302,350  302,350
   Non-public fixed rate long-term
       debt                              44,667   45,429   12,404   13,297   12,547   13,334

Off-Balance-Sheet Instruments
-----------------------------
   Interest rate swaps                              (397)            1,854            (3,730)
   Interest rate cap                                  18                80

   The fair values of the interest rate swaps at June 28, 1998 and June 29, 1997 represent the estimated amounts the Company would have had to pay to terminate these agreements. The fair values of the interest rate cap and the fair value of the interest rate swap at December 28, 1997 represent the estimated amounts the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


6. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisitions, were as follows:

                                                             First Half
                                                             ----------
In Thousands                                            1998          1997
---------------------------------------------------------------------------
Accounts receivable, trade, net                       $ (6,444)   $ (1,074)
Accounts receivable from The Coca-Cola Company          (8,281)     (5,366)
Due from Piedmont Coca-Cola Bottling Partnership         1,882       2,357
Accounts receivable, other                               1,069      (2,020)
Inventories                                             (7,610)     (6,438)
Prepaid expenses and other current assets               (3,058)       (274)
Accounts payable and accrued liabilities                (4,661)     (1,913)
Accounts payable to The Coca-Cola Company                5,877       3,546
Accrued compensation                                      (151)     (1,482)
Accrued interest payable                                   235         (15)
                                                      --------    --------
Increase in current assets less current liabilities   $(21,142)   $(12,679)
                                                      ========    ========

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

The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's financial statements reflect the operating results since the acquisition date. The results of operations for the periods presented would not have been materially different had this acquisition taken place at the beginning of the periods.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



8. Estimates and Assumptions

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction:

The following discussion presents management's analysis of the results of operations for the second quarter and first six months of 1998 compared to the second quarter and first six months of 1997 and changes in financial condition from June 29, 1997 and December 28, 1997 to June 28, 1998.

The Company reported net income of $9.4 million or $1.12 per share for the second quarter of 1998 compared with net income of $9.1 million or $1.09 per share for the same period in 1997. For the first half of 1998, net income was $6.9 million or $.83 per share compared to net income of $9.2 million or $1.09 per share for the first half of 1997. The second quarter of 1998 was highlighted by strong volume growth across all significant market channels and improved net selling prices as compared to the first quarter of 1998. Franchise bottle/can volume increased by 12% in the second quarter and was up 13% for the first half of 1998.

The Company purchased the franchise rights and operating assets of a Coca-Cola bottler in Florence, Alabama in January 1998. The Company purchased St. Paul Coca-Cola Bottling Company, Inc., a small Coca-Cola bottler in southwestern Virginia, in June 1998.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not determined at this time when Statement No. 133 will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of adoption of Statement 133 will be on the earnings and financial position of the Company.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Results of Operations:

The Company continued its trend of strong volume growth in the second quarter with an increase of over 12% in franchise volume. Net sales for the quarter increased 16% over the same period in 1997. Franchise volume for the first six months of 1998 increased by 13% over 1997. Net sales for the first half of 1998 increased by 15% over the first half of 1997. The volume and sales gains for the second quarter and first half of 1998 are being driven primarily by targeted marketing programs with key accounts and the Company's significant investment in cold drink equipment and infrastructure. Net selling prices were approximately the same in the second quarter of 1998 versus the same period in 1997 reflecting an improved pricing trend. For the first half of 1998, net selling prices were down about 1% compared to the corresponding period in 1997. Volume growth was strong across all significant channels. Also, fountain volume increased 19% for the second quarter and 18% for the first six months of 1998.

The Company has enjoyed strong growth in its flagship brand, Coca-Cola classic, with volume up over 7% for the first half of 1998. Volume in the citrus category (Sprite, Mello Yello and Surge) increased 20% over the first half of the prior year. The Company continues to expand its sales of noncarbonated products with volume in the first half of 1998 more than doubling that of the first half of 1997. Noncarbonated products, including POWERaDE, Fruitopia, Cool from Nestea and bottled water, now account for over 5% of the Company's franchise bottle/can volume.

Gross margin as a percentage of sales decreased slightly for both the second quarter and the first half of 1998. This was due primarily to net selling prices which in a very competitive soft drink market, did not cover the increases in cost of sales.

Selling expenses for the second quarter and first half of 1998 increased by 13% and 14%, respectively, from 1997 levels. Increased selling expenses resulted from higher sales volume, employment costs for additional sales personnel, a new incentive program for certain employees, additional marketing expenses, higher costs for sales development programs and increased lease expense for cold drink equipment and vehicles, offset somewhat by increased marketing funding and infrastructure support from The Coca-Cola Company. The Company has made a significant investment in its sales force and anticipates that over time, the increases in sales revenue from this investment will outpace the growth in costs. The significant growth in selling expenses reflects the Company's commitment to accelerated volume growth.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 1998, it is not obligated to do so under the Company's Master Bottle Contract. Also, The Coca-Cola Company has agreed to provide additional marketing funding under a multi-year program to support the Company's cold drink infrastructure. Total marketing funding and infrastructure support from The Coca-Cola Company and other beverage companies in the first half of 1998 and 1997 was $25.8 million and $17.3 million, respectively. Total marketing funding and infrastructure support in the second quarter of 1998 and 1997 was $16.2 million and $10.8 million, respectively.

General and administrative expenses in the second quarter increased by 20% from the second quarter of 1997. General and administrative expenses for the first six months of 1998 increased by 16% over 1997 first half levels. The increase in general and administrative was due to hiring of additional support personnel and higher employment costs in certain of the Company's labor markets. The Company has made an investment in additional administrative infrastructure to support the projected accelerated growth of the Company.

Depreciation expense increased 9% and 8% between the second quarter and first half of 1998 and the comparable periods in 1997. This increase was due to significant ongoing capital investment, including over $100 million in 1997.

Interest expense during the second quarter declined 3% from the second quarter of 1997 due to more favorable interest rates on the Company's floating rate debt. Interest expense for the first half of 1998 was relatively unchanged from the same period in 1997.

The Company's overall weighted average interest rate increased from an average of 6.9% during the first half of 1997 to an average of 7.1% during the first half of 1998.

Other expense for the first half of 1998 increased by $1.6 million over the same period in 1997. The increase is due primarily to losses on the disposal of cold drink equipment.


CHANGES IN FINANCIAL CONDITION:

Working capital decreased $25.9 million from December 28, 1997 and decreased $38.5 million from June 29, 1997 to June 28, 1998. The decrease from December 28, 1997 is attributable to an increase in the current portion of long-term debt of $48.9 million offset by increases in accounts receivable ($7.1 million), accounts receivable from The Coca-Cola Company ($8.3 million) and inventory ($8.0 million). The increase in the current portion of long-term debt is due to the maturing of $28.6 million of the Company's Medium-Term Notes in the first quarter of 1999 and additional debt related to the acquisition of a Coca-Cola bottler in northwest Alabama during the first quarter of 1998. The increase in accounts receivable resulted primarily from the increase in sales over the prior year. The increase in inventory is due to the previously discussed sales increase and a greater number of stockkeeping units being sold. The increase in accounts receivable from The Coca-Cola Company is due to higher levels of marketing funding and infrastructure support in the current year. The decrease in working capital of $38.5 million from June 29, 1997 is due to the aforementioned increase in the current portion of long-term debt offset by an increase in accounts receivable of $10.2 million.

Capital expenditures in the first half of 1998 were $24.5 million as compared to $81.6 million in the first half of 1997. Capital expenditures for the first half of 1997 included $66.3 million of previously leased equipment that was purchased.

Long-term debt decreased by $26.8 million from June 29, 1997 and decreased by $4.7 million from December 28, 1997. The decrease from June 29, 1997 is primarily due to the reclassification of $28.6 million of the Company's Medium-Term Notes to current liabilities as of June 28, 1998. The Company currently intends to use its informal lines of credit to refinance the Medium-Term Notes as they come due.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal line of credit borrowings as they mature and, to the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of June 28, 1998, the Company had no borrowings outstanding under the revolving credit facility and had approximately $34.2 million outstanding under the informal lines of credit.

As of June 28, 1998 the debt portfolio had a weighted average interest rate of approximately 7.1% and approximately 28% of the total debt portfolio was subject to changes in short-term interest rates.

Other liabilities increased from December 28, 1997 to June 28, 1998 by approximately $7.6 million. This increase is primarily due to a $6.5 million gain which resulted from the termination of two interest rate swaps in the first quarter of 1998. The $6.5 million gain will be amortized over 11.5 years, the remaining term of the initial swap agreements.

Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional franchise territories on an ongoing basis.


YEAR 2000:

The Company uses software and other related technologies throughout its business that will be affected by the date change in the year 2000. In general, the Company has completed the assessment phase and is progressing with appropriate modifications. Overall, the Company has targeted year 2000 remediation primarily by the end of 1998, with certain applications targeted for completion by mid-1999. While the Company's plans are underway, and the Company does not anticipate such, the consequences of noncompliance by the Company, its customers or its suppliers, could have a material adverse impact on the Company's operations. The Company continues to incur expenses related to these efforts; however, such expenses are not expected to have a material impact on the Company's results of operations.

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of the Company's shareholders was held on May 13, 1998.

(b) The meeting was held to consider and vote upon (i) fixing the number of the Company's directors at eleven, (ii) electing four directors, each for a term of three years or until his successor shall be elected and shall qualify, and (iii) approving the Company's new Long Term Incentive Plan in order to permit bonuses paid thereunder to qualify as "performance based" compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

      The votes cast on the question of fixing the number of directors at eleven are summarized as follows:

                For         Against      Abstain        Total Votes
                ---         -------      -------        -----------
             32,636,725      8,910        4,116         32,649,751

      The votes cast with respect to each director are summarized as follows:

      Director Name             For          Abstain       Total Votes
      -------------             ---          -------       -----------
   J. Frank Harrison, Jr.   32,617,258       32,494         32,649,752
   J. Frank Harrison, III   32,617,518       32,234         32,649,752
   James L. Moore, Jr.      32,617,519       32,233         32,649,752
   Ned R. McWherter         32,617,201       32,552         32,649,753



      The votes cast for approving the Long Term Incentive Plan are summarized as follows:

                For         Against       Abstain    Total Votes
                ---         -------       -------    -----------
            32,562,454      75,812         11,486     32,649,752

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No. Description

      27          Financial data schedule for period ended June 28, 1998.

(b)   Reports on Form 8-K

      None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COCA-COLA BOTTLING CO. CONSOLIDATED

                                             (REGISTRANT)


Date: August 7, 1998               By: /s/ David V. Singer
                                       -------------------
                                           David V. Singer

                                   Principal Financial Officer of the Registrant and Vice President - Chief Financial Officer