Form 10-Q
period 1998-09-27
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1998-11-10
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        September 27, 1998
                               -------------------------------------------------

Commission File Number                     0-9286
                       ---------------------------------------------------------

                       COCA-COLA BOTTLING CO. CONSOLIDATED
             (Exact name of registrant as specified in its charter)

          Delaware                                     56-0950585
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                1900 Rexford Road, Charlotte, North Carolina 28211
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (704) 551-4400
                --------------------------------------------------
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

            Class                               Outstanding at November 2, 1998
            -----                               -------------------------------
Common Stock, $1 Par Value                                  7,045,047
Class B Common Stock, $1 Par Value                          1,319,800

                              PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 In Thousands (Except Share Data)

                                                         Sept. 27,     Dec. 28,      Sept. 28,
                                                           1998          1997          1997
ASSETS                                                  ---------      --------      ---------
Current Assets:
Cash ................................................   $  5,944      $  4,427       $  3,801
Accounts receivable, trade, less allowance for
 doubtful accounts of $529, $513 and $418 ...........     60,839        55,258         52,834
Accounts receivable from The Coca-Cola Company ......     13,870         4,690         12,000
Due from Piedmont Coca-Cola Bottling Partnership ....                    2,009          2,903
Accounts receivable, other ..........................      6,818         8,776          8,029
Inventories .........................................     44,207        38,738         36,772
Prepaid expenses and other current assets ...........     15,463        12,674         10,498
                                                        --------      --------       --------
  Total current assets ..............................    147,141       126,572        126,837
                                                        --------      --------       --------

Property, plant and equipment, less accumulated
 depreciation of $189,258, $175,766 and $168,499 ....    257,483       250,904        250,572
Investment in Piedmont Coca-Cola Bottling Partnership     64,047        63,326         64,580
Other assets ........................................     50,298        43,138         44,434
Identifiable intangible assets, less accumulated
 amortization of $113,303, $105,334 and $102,849 ....    254,977       231,034        233,435
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $30,278, $28,560 and $27,987 .......     61,341        63,059         63,631
                                                        --------      --------       --------

Total ...............................................   $835,287      $778,033       $783,489
                                                        ========      ========       ========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                      Sept. 27,      Dec. 28,    Sept. 28,
                                                       1998           1997         1997
                                                      ---------    ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Portion of long-term debt payable within one year    $   30,205    $  12,000    $  12,030
Accounts payable and accrued liabilities ..........      78,287       71,583       64,314
Accounts payable to The Coca-Cola Company .........       5,726        4,108        6,222
Due to Piedmont Coca-Cola Bottling Partnership ....       1,733
Accrued compensation ..............................       8,090        5,075        4,453
Accrued interest payable ..........................       9,295       14,038        8,997
                                                      ---------    ---------    ---------
  Total current liabilities .......................     133,336      106,804       96,016
Deferred income taxes .............................     119,446      111,594      111,206
Deferred credits ..................................       5,405        7,139        7,933
Other liabilities .................................      57,281       49,434       47,769
Long-term debt ....................................     502,898      493,789      508,689
                                                      ---------    ---------    ---------
  Total liabilities ...............................     818,366      768,760      771,613
                                                      ---------    ---------    ---------

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized - 30,000,000 shares;
 Issued -10,107,421 shares ........................      10,107       10,107       10,107
Class B Common Stock, $1 par value:
 Authorized - 10,000,000 shares;
 Issued -1,947,914 shares .........................       1,948        1,948        1,948
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value ....................      96,800      103,074      105,165
Accumulated deficit ...............................     (30,680)     (44,602)     (43,986)
Minimum pension liability adjustment ..............                                  (104)
                                                      ---------    ---------    ---------
                                                         78,175       70,527       73,130
Less-Treasury stock, at cost:
 Common - 3,062,374 shares ........................      60,845       60,845       60,845
 Class B Common-628,114 shares ....................         409          409          409
                                                      ---------    ---------    ---------
  Total shareholders' equity ......................      16,921        9,273       11,876
                                                      ---------    ---------    ---------
Total .............................................   $ 835,287    $ 778,033    $ 783,489
                                                      =========    =========    =========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                     Third Quarter           First Nine Months
                                                   -----------------         -----------------
                                                   1998         1997         1998         1997
                                                   ----         -----        -----        ----
Net sales (includes sales to Piedmont of
 $21,979, $15,638, $52,881 and $41,714) .....   $ 248,533    $ 219,079    $ 693,279    $ 605,648
Cost of products sold, excluding depreciation
 shown below (includes $17,088, $11,966,
 $41,544 and $31,975 related to sales to
 Piedmont) ..................................     143,081      124,966      398,515      338,809
                                                  -------      -------      -------      -------
Gross margin ................................     105,452       94,113      294,764      266,839
                                                  -------       ------      -------      -------
Selling expenses, excluding depreciation
 shown below ................................      53,553       47,465      153,299      134,843
General and administrative expenses .........      17,177       14,503       50,698       43,283
Depreciation expense ........................       9,325        8,526       27,121       24,947
Amortization of goodwill and intangibles ....       3,302        3,086        9,839        9,241
                                                  -------      -------      -------      -------
Income from operations ......................      22,095       20,533       53,807       54,525

Interest expense ............................      10,723        9,541       29,069       28,050
Other income (expense), net .................        (611)        (440)      (2,964)      (1,225)
                                                  -------      -------      -------      -------
Income before income taxes ..................      10,761       10,552       21,774       25,250
Federal and state income taxes ..............       3,766        3,915        7,852        9,368
                                                  -------      -------      -------      -------
Net income ..................................    $  6,995     $  6,637     $ 13,922    $  15,882
                                                 ========     ========     ========    =========

Basic net income per share ..................    $    .84     $    .79     $   1.66    $    1.89

Diluted net income per share ................    $    .82     $    .78     $   1.64    $    1.87

Weighted average number of common
 shares outstanding .........................       8,365        8,365        8,365        8,422

Weighted average number of common
 shares outstanding-assuming dilution .......       8,499        8,467        8,496        8,514

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                 Capital                         Minimum
                                     Class B       in                            Pension
                        Common       Common      Excess of     Accumulated      Liability      Treasury
                         Stock        Stock      Par Value       Deficit        Adjustment      Stock
                         -----        -----      ---------       -------        ----------      -----
Balance on
 December 29, 1996    $ 10,107    $  1,948       $111,439       $(59,868)       $   (104)       $ 41,253
Net income ........                                               15,882
Cash dividends
 paid: Common .....                                (6,274)
Purchase of
 Common Stock .....                                                                               20,001
                      --------    --------       --------       --------        --------        --------
Balance on
 September 28, 1997   $ 10,107    $  1,948       $105,165       $(43,986)       $   (104)       $ 61,254
                      ========    ========       ========       ========        ========        ========




Balance on
 December 28, 1997    $ 10,107    $  1,948       $103,074       $(44,602)       $   --          $ 61,254
Net income ........                                               13,922
Cash dividends
 paid: Common .....                                (6,274)
                      --------    --------       --------       --------        --------        --------
Balance on
 September 27, 1998   $ 10,107    $  1,948       $ 96,800       $(30,680)       $   --          $ 61,254
                      ========    ========       ========       ========        ========        ========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                  First Nine Months
                                                                  -----------------
                                                                   1998        1997
                                                                ---------  ----------
Cash Flows from Operating Activities
Net income ..................................................   $ 13,922    $ 15,882
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense ......................................     27,121      24,947
  Amortization of goodwill and intangibles ..................      9,839       9,241
  Deferred income taxes .....................................      7,852       2,803
  Losses on sale of property, plant and equipment ...........      1,964         997
  Amortization of debt costs ................................        445         455
  Undistributed earnings of Piedmont Coca-Cola ..............       (721)       (118)
    Bottling Partnership
  Increase in current assets less current liabilities .......     (9,889)    (10,976)
  Increase in other noncurrent assets .......................     (7,562)     (9,207)
  Increase in other noncurrent liabilities ..................      6,113       3,270
  Other .....................................................         83       3,015
                                                                --------    --------
Total adjustments ...........................................     35,245      24,427
                                                                --------    --------
Net cash provided by operating activities ...................     49,167      40,309
                                                                --------    --------

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt ....................      9,139      69,461
Increase in current portion of long-term debt ...............     18,205      11,925
Payments on long-term debt ..................................        (30)       (226)
Purchase of Common Stock ....................................                (20,001)
Cash dividends paid .........................................     (6,274)     (6,274)
Other .......................................................        (41)     (1,166)
                                                                --------    --------
Net cash provided by financing activities ...................     20,999      53,719
                                                                --------    --------

Cash Flows from Investing Activities
Additions to property, plant and equipment ..................    (34,639)    (90,076)
Proceeds from the sale of property, plant and equipment .....        755         742
Acquisitions of companies, net of cash acquired .............    (34,765)     (3,834)
                                                                --------    --------
Net cash used in investing activities .......................    (68,649)    (93,168)
                                                                --------    --------
Net increase in cash ........................................      1,517         860
Cash at beginning of period .................................      4,427       2,941
                                                                --------    --------
Cash at end of period .......................................   $  5,944    $  3,801
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

                                      Third Quarter          First Nine Months
                                      -------------          -----------------
In Thousands                         1998       1997          1998      1997
--------------------------------------------------------------------------------
Net sales                          $74,415    $65,912      $202,941   $181,780
Gross margin                        32,552     27,998        88,818     79,944
Income from operations               5,207      3,105        10,850      9,024
Net income                           2,096        362         1,442        236



3. Inventories

Inventories are summarized as follows:

                                               Sept. 27,    Dec. 28,   Sept. 28,
In Thousands                                     1998        1997        1997
--------------------------------------------------------------------------------
Finished products                               $29,720     $21,542     $21,164
Manufacturing materials                          10,543      14,171       9,691
Plastic pallets and other                         3,944       3,025       5,917
                                                  -----       -----       -----
Total inventories                               $44,207     $38,738     $36,772
                                                =======     =======     =======

The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.8 million, $2.8 million and $2.1 million on September 27, 1998, December 28, 1997 and September 28, 1997, respectively, as a result of inventory premiums associated with certain acquisitions.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

4. Long-Term Debt

Long-term debt is summarized as follows:

                                                            Fixed(F) or
                                                  Interest   Variable       Interest    Sept. 27,   Dec. 28,   Sept. 28,
In Thousands                            Maturity    Rate     (V) Rate        Paid         1998        1997       1997
-----------------------------------------------------------------------------------------------------------------------
Lines of Credit .......................   2002    5.59% -       V            Varies      $ 48,034   $ 10,300   $ 25,200
                                                  5.81%

Term Loan Agreement ...................   2004    6.30%         V            Varies        85,000     85,000     85,000

Term Loan Agreement ...................   2005    6.30%         V            Varies        85,000     85,000     85,000

Medium-Term Notes .....................   1998    6.28%         V            Quarterly                10,000     10,000

Medium-Term Notes .....................   1998   10.05%         F            Semi-                     2,000      2,000
                                                                             annually

Medium-Term Notes .....................   1999    7.99%         F            Semi-         28,585     28,585     28,585
                                                                             annually

Medium-Term Notes .....................   2000   10.00%         F            Semi-         25,500     25,500     25,500
                                                                             annually

Medium-Term Notes .....................   2002    8.56%         F            Semi-         47,000     47,000     47,000
                                                                             annually

Debentures ............................   2007    6.85%         F            Semi-        100,000    100,000    100,000
                                                                             annually

Debentures ............................   2009    7.20%         F            Semi-        100,000    100,000    100,000
                                                                             annually

Other notes payable ...................   1998 -  6.00% -       F            Varies        13,984     12,404     12,434
                                          2001   10.00%
                                                                                         --------    -------    -------
                                                                                          533,103    505,789    520,719
Less: Portion of long-term
 debt payable within one year                                                              30,205     12,000     12,030
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                           $502,898   $493,789   $508,689
-----------------------------------------------------------------------------------------------------------------------

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

   The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $31.1 million, $31.1 million and $31.5 million as of September 27, 1998, December 28, 1997 and September 28, 1997, respectively.

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

   The Company had weighted average interest rates for the debt portfolio of approximately 7.0%, 7.1% and 7.1% as of September 27, 1998, December 28, 1997 and September 28, 1997, respectively. The Company's overall weighted average interest rate on its long-term debt increased from an average of 6.9% during the first nine months of 1997 to an average of 7.0% during the first nine months of 1998. After taking into account the effect of all of the interest rate swap activities, approximately 25%, 50% and 49% of the total debt portfolio was subject to changes in short-term interest rates as of September 27, 1998, December 28, 1997 and September 28, 1997, respectively.

   A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first nine months of 1998 by approximately $1.5 million and net income for the first nine months ended September 27, 1998 would have been reduced by approximately $.9 million.

   Derivative financial instruments were as follows:

                               Sept. 27, 1998               Dec. 28, 1997       Sept. 28, 1997
                               --------------------------------------------------------------------
                                          Remaining                Remaining              Remaining
   In Thousands                 Amount       Term         Amount      Term       Amount      Term
------------------------------------------------------------------------------------------------------
Interest rate swaps-floating   $60,000      5 years      $60,000   5.75 years    $60,000       6 years
Interest rate swaps-floating                              70,000   11.5 years     70,000   11.75 years
Interest rate swaps-floating                              30,000   11.5 years     30,000   11.75 years

Interest rate swaps-fixed ..    60,000      5 years       60,000   5.75 years     60,000       6 years
Interest rate swaps-fixed ..    50,000   6.25 years

Interest rate cap ..........    35,000   1.75 years        35,000   2.5 years

   In January 1998, the Company terminated two floating rate interest swaps with a total notional amount of $100 million. The gain of $6.5 million resulting from this termination will be amortized over 11.5 years, the remaining term of the initial swap agreements.

     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



   5. Derivative Financial Instruments (cont.)


   The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                       Sept. 27, 1998            Dec. 28, 1997            Sept. 28, 1997
                                       --------------            -------------            --------------
                                     Carrying       Fair       Carrying      Fair       Carrying     Fair
   In Thousands                       Amount        Value       Amount      Value        Amount      Value
------------------------------------------------------------------------------------------------------------
Balance Sheet Instruments
-------------------------
  Public debt ....................   $ 301,085    $ 330,884   $ 313,085    $ 327,486   $ 313,085   $ 321,559
  Non-public variable rate long-term
    debt .........................     218,034      218,034     180,300      180,300     195,200     195,200
  Non-public fixed rate long-term
    debt .........................      13,984       14,944      12,404       13,297      12,434      13,314

Off-Balance-Sheet Instruments
------------------------------
  Interest rate swaps ............                   (2,551)                   1,854                  (1,330)
  Interest rate cap ..............                        4                       80

   The fair values of the interest rate swaps at September 27, 1998 and September 28, 1997 represent the estimated amounts the Company would have had to pay to terminate these agreements. The fair values of the interest rate cap and the fair value of the interest rate swap at December 28, 1997 represent the estimated amounts the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


6. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effects from acquisitions, were as follows:
                                                           First Nine Months
In Thousands                                                1998        1997
--------------------------------------------------------------------------------
Accounts receivable, trade, net .....................   $ (4,925)   $ (1,809)
Accounts receivable from The Coca-Cola Company ......     (9,180)     (9,089)
Due from Piedmont Coca-Cola Bottling Partnership ....      2,009       2,985
Accounts receivable, other ..........................      2,042         (47)
Inventories .........................................     (5,247)     (5,944)
Prepaid expenses and other current assets ...........     (2,696)     (1,040)
Accounts payable and accrued liabilities ............      6,505       3,940
Accounts payable to The Coca-Cola Company ...........      1,618       2,973
Due to Piedmont Coca-Cola Bottling Partnership.......      1,733
Accrued compensation ................................      2,995        (830)
Accrued interest payable ............................     (4,743)     (2,115)
                                                          ------      ------
Increase in current assets less current liabilities .   $ (9,889)   $(10,976)
                                                        ========    ========


7. Acquisition

On January 21, 1998, the Company purchased the franchise rights and operating assets of a Coca-Cola bottler located in Florence, Alabama for $33.6 million. The bottling territory covers portions of northwest Alabama and south central Tennessee and is contiguous to the Company's Tennessee bottling territory. The Company issued notes payable to the seller for approximately $32.1 million and used the Company's existing lines of credit to fund the cash portion of the acquisition. The outstanding notes payable balance of $1.5 million is due on January 31, 1999. The interest rate for the notes payable issued is 6.5%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction:
------------
The following discussion presents management's analysis of the results of operations for the third quarter and first nine months of 1998 compared to the third quarter and first nine months of 1997 and changes in financial condition from September 28, 1997 and December 28, 1997 to September 27, 1998.

The Company reported net income of $7.0 million or $.84 per share for the third quarter of 1998 compared with net income of $6.6 million or $.79 per share for the same period in 1997. For the first nine months of 1998, net income was $13.9 million or $1.66 per share compared to net income of $15.9 million or $1.89 per share for the first nine months of 1997. The third quarter of 1998 was highlighted by strong volume growth across all significant market channels and improved pricing. Franchise bottle/can volume increased by 9% in the third quarter and was up 11% for the first nine months of 1998.

The Company purchased the franchise rights and operating assets of a Coca-Cola bottler in Florence, Alabama in January 1998. The Company purchased St. Paul Coca-Cola Bottling Company, Inc., a small Coca-Cola bottler in southwestern Virginia, in June 1998.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


Results of Operations:
---------------------
The Company continued its trend of strong volume growth in the third quarter with an increase of approximately 9% in franchise bottle/can volume. Net sales for the quarter increased 13% over the same period in 1997. Franchise bottle/can volume for the first nine months of 1998 increased by 11% over 1997. Net sales for the first nine months of 1998 increased by 14% over the first nine months of 1997. The volume and sales gains for the third quarter and all of 1998 are being driven by targeted marketing programs with key accounts and the Company's significant investment in cold drink equipment and infrastructure. Net selling prices were up almost 2% in the third quarter of 1998 over 1997 reflecting an improved pricing trend. For the first nine months of 1998, net selling prices were even with the corresponding period in 1997. Volume growth was strong across all significant channels. In addition, fountain volume increased 18% for the third quarter and 18% for the first nine months of 1998.

The Company has enjoyed strong growth in its flagship brand, Coca-Cola classic, with volume up about 5% for the first nine months of 1998. Volume in the citrus category (Sprite, Mello Yello and Surge) increased 15% over the first nine months of the prior year. Surge, a new citrus drink which was introduced during the first quarter of 1998, now represents nearly 2% of franchise bottle/can volume. The Company's noncarbonated beverage market continued to show strong volume growth in the third quarter. Noncarbonated beverage volume grew more than 60% in the first nine months of 1998. Noncarbonated products including POWERaDE, Fruitopia, Cool from Nestea and bottled water now account for approximately 6% of the Company's franchise bottle/can volume.

Gross margin increased by 12% and 10% in the third quarter and first nine months of 1998, respectively. The increase in gross margin resulted primarily from strong volume growth. Gross margin, as a percentage of net sales, decreased from 44.1% for the first nine months of 1997 to 42.5% for the same period in 1998 as selling prices did not increase to cover higher raw material costs.

Selling expenses for the third quarter and first nine months of 1998 increased by 13% and 14%, respectively, from 1997 levels. Increased selling costs resulted from higher sales volume, employment costs for additional sales personnel, a new incentive program for certain employees, additional marketing expenses, higher costs for sales development programs and increased lease expense for cold drink equipment and vehicles, partially offset by increased marketing funding and infrastructure support from The Coca-Cola Company. The Company has made a significant investment in its sales force and anticipates that over time, the increases in sales revenue from this investment will outpace the growth in costs. The significant growth in selling expenses reflects the Company's commitment to accelerated volume growth.

Lease expense increased 21% for the third quarter and 14% for the first nine months of 1998 over the same periods in 1997. The increased lease expense is due to the Company's continued investment in cold drink equipment and vehicles to support accelerated sales growth.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 1998, it is not obligated to do so under the Company's Master Bottle Contract. Also, The Coca-Cola Company has agreed to provide additional marketing funding under a multi-year program to support the Company's cold drink infrastructure. Total marketing funding and infrastructure support from The Coca-Cola Company and other beverage companies in the first nine months of 1998 and 1997 was $40.2 million and $26.6 million, respectively. Total marketing funding and infrastructure support in the third quarter of 1998 and 1997 was $14.4 million and $9.3 million, respectively.

General and administrative expenses in the third quarter increased by 18% from the third quarter of 1997. General and administrative expenses for the first nine months of 1998 increased by 17% over the same period in 1997. The increase in general and administrative expenses was due primarily to hiring of additional support personnel, higher employment costs in certain of the Company's labor markets and a new incentive program for certain employees. The Company has made an investment in additional administrative infrastructure to support the projected accelerated growth of the Company.

Depreciation expense increased 9% between both the third quarter and the first nine months of 1998 and the comparable periods in 1997. This increase was due to significant ongoing capital investment including over $100 million in 1997 and approximately $34.6 million for the first nine months of 1998.

Interest expense for the first nine months of 1998 increased by 4% over the same period in the prior year due principally to additional borrowings related to acquisitions and capital expenditures.

The Company's overall weighted average interest rate increased from an average of 6.9% during the first nine months of 1997 to an average of 7.0% during the first nine months of 1998 due largely to an increase in fixed rate debt as a percentage of the total debt portfolio. The fixed rate debt has slightly higher rates than the floating rate debt.

Other expense for the first nine months of 1998 increased by $1.7 million over the same period in 1997. The increase is due primarily to losses on the disposal of cold drink equipment.

Changes in Financial Condition:
-------------------------------
Working capital decreased $6 million from December 28, 1997 and $17 million from September 28, 1997 to September 27, 1998. The decrease from December 28, 1997 is attributable to an increase in the current portion of long-term debt of $18.2 million and a $6.7 million increase in accounts payable and accruals, offset by increases in trade accounts receivable ($5.6 million), accounts receivable from The Coca-Cola Company ($9.2 million) and inventory ($5.5 million). The increase in the current portion of long-term debt is due to the maturing of $28.6 million of the Company's Medium-Term Notes in the first quarter of 1999 and additional debt related to the acquisition of a Coca-Cola bottler in northwest Alabama during the first quarter of 1998. The increase in trade accounts receivable resulted from the increase in sales over the prior year. The increase in inventory levels is due to the previously discussed sales increase and a greater number of products being sold. The increase in accounts receivable from The Coca-Cola Company is due to higher levels of marketing funding and infrastructure support in the current year. The decrease in working capital of $17 million from September 28, 1997 is due to the aforementioned increase in the current portion of long-term debt, an increase of $14.1 million in accounts payable and accruals, offset by an increase in trade accounts receivable of $8.0 million and an increase in inventories of $7.4 million.

Capital expenditures in the first nine months of 1998 were $34.6 million as compared to $90.1 million in the first nine months of 1997. Capital expenditures for the first nine months of 1997 include $66.3 million of previously leased equipment that was purchased during the first quarter of 1997.

Long-term debt decreased by $5.8 million from September 28, 1997 and increased $9.1 million from December 28, 1997. The decrease from September 28, 1997 is primarily due to the reclassification of $28.6 million of the Company's Medium-Term Notes to current liabilities as of September 27, 1998, offset by additional long-term debt for an acquisition of a Coca-Cola bottler during the first quarter of 1998. The increase from December 28, 1997 is due to the aforementioned acquisition in the first quarter of 1998. The Company currently intends to use its informal lines of credit to refinance the Medium-Term Notes as they come due.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of September 27, 1998, the Company had no borrowings outstanding under the revolving credit facility and had approximately $48.0 million outstanding under the informal lines of credit.

As of September 27, 1998 the debt portfolio had a weighted average interest rate of approximately 7.0% and approximately 25% of the total portfolio of $533.1 million was subject to changes in short-term interest rates.

Other liabilities increased from December 28, 1997 to September 27, 1998 by approximately $7.8 million. This increase is primarily due to a $6.5 million gain which resulted from the termination of two interest rate swaps in the first quarter of 1998. The $6.5 million gain will be amortized over 11.5 years, the remaining term of the initial swap agreements.

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

Year 2000
---------
Since many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, these business systems may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, distribution and financial chains.

The Company began work on the Year 2000 compliance issue in 1997. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of key suppliers and customers. The project has four phases: assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment; and testing that each is Year 2000 compliant.

With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, the assessment and definition of strategies phases have been completed. It is estimated that 80% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by mid first quarter 1999. The testing phase has begun and is expected to be completed by the end of the first quarter of 1999.

Approximately 80% of the internal application development resources were committed to Year 2000 remediation efforts in 1997 and approximately 95% of these resources were committed to this effort in 1998. The Company has also utilized contract programmers to identify Year 2000 noncompliance problems and modify code.

With respect to addressing issues related to non-IT embedded software and equipment, which principally exists in the Company's four manufacturing plants, the assessment and definition of strategies phases have been completed. Approximately 50% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by the end of second quarter 1999. Testing will begin in 1999 and is expected to be completed by the end of third quarter 1999.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. We have initiated efforts to evaluate the status of our most critical suppliers' progress. This process of evaluating our critical suppliers is scheduled for completion by mid-1999. Options to reduce the risks of interruption due to supplier failures include identification of alternate suppliers and accumulation of inventory to assure production capability, where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

The Company is also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company's customer base is broad enough to minimize somewhat the effects of a single occurrence. The Company is in the assessment phase with respect to the evaluation of critical customers' progress and is scheduled for completion by mid-1999.

The Company will develop contingency plans for those areas that are critical to our business. These contingency plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, where possible. The major efforts related to contingency planning will occur in the fourth quarter of 1998 and the first half of 1999.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $6 million to $7 million, of which approximately $4 million has been spent to date. These costs are being expensed as they are incurred and are being funded through operating cash flow. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be $3 million), substantially all of which would be capitalized, are not included in the above estimates.

The Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various components of the program described above are subject to change.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
      Number      Description

      27          Financial data schedule for period ended September 27, 1998.

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


                                           COCA-COLA BOTTLING CO. CONSOLIDATED
                                                        (REGISTRANT)


Date: November 10, 1998              By:  /s/ David V. Singer
                                         ------------------------
                                              David V. Singer

                                   Principal Financial Officer of the Registrant
                                                       and
                                      Vice President - Chief Financial Officer