Form 10-K
period 1999-01-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1999-04-01
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                              ended January 3, 1999
                          Commission file number 0-9286

                       COCA-COLA BOTTLING CO. CONSOLIDATED
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                            56-0950585
          --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)


               1900 REXFORD ROAD, CHARLOTTE, NORTH CAROLINA 28211
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                             MARKET VALUE AS OF MARCH 11, 1999
        Common Stock, $l par value                        $222,731,080
        Class B Common Stock, $l par value                *

*No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share for share basis at the option of the holder.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                      CLASS                    OUTSTANDING AS OF MARCH 11, 1999
                      -----                    --------------------------------
     Common Stock, $1 Par Value                            6,023,739
     Class B Common Stock, $1 Par Value                    2,341,108

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 1999 Annual Meeting of
Shareholders........................................Part III, Items 10-13

                                     PART I


ITEM 1 - BUSINESS

Introduction and Recent Developments
------------------------------------

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (the "Company"), is engaged in the production, marketing and distribution of carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia ("The Coca-Cola Company"). The Company has been in the soft drink manufacturing business since 1902.

The Company has grown significantly since 1984. In 1984, net sales were approximately $130 million. In 1998, net sales were approximately $929 million. The Company's bottling territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 have significantly expanded the Company's bottling territory. The most significant transactions were as follows:

o February 8, 1985 - Acquisition of various subsidiaries of Wometco Coca-Cola Bottling Company which included territories in parts of Alabama, Tennessee and Virginia. Other noncontiguous territories acquired in this acquisition were subsequently sold.

o January 27, 1989 - Acquisition of all of the outstanding stock of The Coca-Cola Bottling Company of West Virginia, Inc. which included territory covering most of the state of West Virginia.

o December 20, 1991 - Acquisition of all of the outstanding capital stock of Sunbelt Coca-Cola Bottling Company, Inc. ("Sunbelt") which included territory covering parts of North Carolina and South Carolina.

o July 2, 1993 - Formation of Piedmont Coca-Cola Bottling Partnership ("Piedmont"). Piedmont is a joint venture owned equally by the Company and The Coca-Cola Company through their respective subsidiaries. Piedmont distributes and markets soft drink products, primarily in parts of North Carolina and South Carolina. The Company sold and contributed certain territories to Piedmont upon formation. The Company currently provides part of the finished product requirements for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

o June 1, 1994 - The Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. SAC significantly expanded its operations by adding two PET bottling lines. These bottling lines supply a portion of the Company's and Piedmont's volume requirements for finished product in PET containers.

o January 21, 1998 - The Company purchased the bottling rights and operating assets of a Coca-Cola bottler located in Florence, Alabama. This territory is contiguous to the Company's Tennessee bottling territory.

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

The Coca-Cola Company currently owns an economic interest of approximately 30% and a voting interest of approximately 23% in the Company. The Coca-Cola Company's economic interest was achieved through a series of transactions as follows:

o June 1987 - The Company sold 1,355,033 shares of newly issued Common Stock and 269,158 shares of Class B Common Stock to The Coca-Cola Company.

o January 1989 - The Company issued 1.1 million shares of Common Stock to The Coca-Cola Company in exchange for all of the outstanding stock of The Coca-Cola Bottling Company of West Virginia, Inc.

o June 1993 - The Company sold 33,464 shares of Common Stock to The Coca-Cola Company pursuant to an agreement to maintain The Coca-Cola Company's voting and equity interest within a prescribed range.

o February 1997 - The Company purchased 275,490 shares of its Common Stock for $13.1 million from The Coca-Cola Company pursuant to an agreement to maintain The Coca-Cola Company's voting and equity interest within a prescribed range.

In addition, effective November 23, 1998, The Coca-Cola Company exchanged 228,512 shares of the Company's Common Stock which it held for 228,512 shares of the Company's Class B Common Stock, pursuant to an agreement to maintain The Coca-Cola Company's voting and equity interest within a prescribed range.

The Company considers acquisition opportunities for additional territories on an ongoing basis. To achieve its goals, further purchases and sales of bottling rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur.

General

In its soft drink operations, the Company holds Bottle Contracts and Allied Bottle Contracts under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Cherry Coke, TAB, Sprite, diet Sprite, Surge, Citra, Mello Yello, diet Mello Yello, Mr. PiBB, Barq's Root Beer, diet Barq's Root Beer, Fresca, Minute Maid orange and diet Minute Maid orange sodas. The Company also distributes and markets under Marketing and Distribution Agreements, POWERaDE, Cool from Nestea, Fruitopia and Minute Maid Juices To Go in certain of its markets. Beginning in April 1999, the Company plans to begin distributing Dasani bottled water, another product from The Coca-Cola Company. The Company produces and markets Dr Pepper in most of its regions. Various other products, including Seagrams' products and Sundrop, are produced and marketed in one or more of the Company's regions under agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola bottlers.

The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the trademark Coca-Cola have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 89% of the Company's soft drink sales during fiscal year 1998.

Beverage Agreements
-------------------

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce and market The Coca-Cola Company's soft drinks in bottles, cans and five gallon, pressurized, pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produce the soft drink known as "Coca-Cola classic" and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases natural sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company's right to use in its territories the tradenames and trademarks, such as "Coca-Cola classic" and their associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company. The Company has similar arrangements with Dr Pepper Company and other beverage companies.

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

The Bottle Contracts require the Company to submit to The Coca-Cola Company each year its plans for marketing, management and advertising with respect to the Coca-Cola Trademark Beverages for the ensuing year. Such plans must demonstrate that the Company has the financial capacity to perform its duties and obligations to The Coca-Cola Company under the Bottle Contracts. The Company must obtain The Coca-Cola Company's approval of those plans, which approval may not be unreasonably withheld, and if the Company carries out its plans in all material respects, it will have satisfied its contractual obligations. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of notice of such failure, would give The Coca-Cola Company the right to terminate the Bottle Contracts. If the Company at any time fails to carry out a plan in all material respects with respect to any geographic segment (as defined by The Coca-Cola Company) of its territory, and if that failure is not cured within six months of notice of such failure, The Coca-Cola Company may reduce the territory covered by the applicable Bottle Contract by eliminating the portion of the territory with respect to which the failure has occurred.

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

The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar conditions; (2) the Company's disposition of any interest in the securities of any bottling subsidiary without the consent of The Coca-Cola Company; (3) termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company; (4) any material breach of any obligation occurring under the Bottle Contracts (including, without limitation, failure to make timely payment for any syrup or concentrate or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products), that remains uncured for 120 days after notice by The Coca-Cola Company; or (5) producing, manufacturing, selling or dealing in any "Cola Product," as defined, or any concentrate or syrup which might be confused with those of The Coca-Cola Company; or (6) selling any product under any trade dress, trademark or tradename or in any container in which The Coca-Cola Company has a proprietary interest; or (7) owning any equity interest in or controlling any entity which performs any of the activities described in (5) or (6) above. In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described elsewhere herein.

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

        ALLIED BOTTLE CONTRACTS. Other contracts with The Coca-Cola Company (the "Allied Bottle Contracts") grant similar exclusive rights to the Company with respect to the distribution of Sprite, Mr. PiBB, Surge, Citra, Mello Yello, diet Mello Yello, Fanta, TAB, diet Sprite, sugar free Mr. PiBB, Fresca, POWERaDE, Minute Maid orange and diet Minute Maid orange sodas (the "Allied Beverages") for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of 10 years and is renewable by the Company for an additional 10 years at the end of each 10 year period, but is subject to termination in the event of
(1) the Company's insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company's Bottle Contract covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

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

        OTHER BOTTLING AGREEMENTS. The bottling agreements from most other soft drink franchisers are similar to those described above in that they are renewable at the option of the Company and the franchisers. The price the franchisers may charge for syrup or concentrate is set by the franchisers from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 11% of the Company's sales for fiscal year 1998.

The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisers other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the business of the Company taken as a whole.

Markets and Production and Distribution Facilities
--------------------------------------------------

         As of March 11, 1999, the Company held bottling rights from The Coca-Cola Company covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Ohio, Pennsylvania, Georgia and Florida. The total population within the Company's bottling territory is approximately 12.4 million.

        As of March 11, 1999, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:

        1. North Carolina. This region includes the majority of central and
        -----------------
western North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville and Charlotte and the surrounding areas. The region has an estimated population of 5.4 million. Production/distribution facilities are located in Charlotte and 15 other distribution facilities are located in the region.

        2. South Alabama. This region includes a portion of southwestern
        ----------------
Alabama, including the area surrounding Mobile, and a portion of southeastern Mississippi. The region has an estimated population of 900,000. A production/distribution facility is located in Mobile, and five other distribution facilities are located in the region.

        3. South Georgia. This region includes a small portion of eastern
        ----------------
Alabama, a portion of southwestern Georgia surrounding Columbus, Georgia, in which a distribution facility is located, and a portion of the Florida Panhandle. Four other distribution facilities are located in the region. This region has an estimated population of 1.0 million.

        4. Middle Tennessee. This region includes a portion of central
        -------------------
Tennessee, including areas surrounding Nashville, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 1.8 million. A production/distribution facility is located in Nashville and eight other distribution facilities are located in the region.

        5. Western Virginia. This region includes most of southwestern Virginia,
        -------------------
including areas surrounding Roanoke, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.4 million. A production/distribution facility is located in Roanoke and eight other distribution facilities are located in the region.

        6. West Virginia. This region includes most of the state of West
        ----------------
Virginia, a portion of eastern Kentucky, a portion of eastern Ohio and a portion of southwestern Pennsylvania. The region has an estimated population of 1.9 million. There are 11 distribution facilities located in the region.

The Company owns 100% of the operations in each of the regions previously listed.

The Company sold the majority of its South Carolina bottling territory to Piedmont in July 1993. Pursuant to a management agreement, the Company produces a portion of the soft drink products for Piedmont. The Company currently owns a 50% interest in Piedmont. Piedmont's bottling territory covers parts of eastern North Carolina and most of South Carolina. This region has an estimated population of 4.2 million.

On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. Management fees from SAC were $1.2 million, $1.2 million and $1.4 million in 1998, 1997 and 1996, respectively. SAC has significantly expanded its operations by adding two PET bottling lines. The bottling lines supply a portion of the Company's and Piedmont's volume requirements for finished products in PET containers. The Company executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20 ounce PET product, 2 liter PET product and 3 liter PET product by the Company of approximately $40 million.

In addition to producing bottled and canned soft drinks for the Company's bottling territories, each production facility also produces some products for sale by other Coca-Cola bottlers. With the exception of the Company's production of soft drink products for Piedmont, this contract production is currently not material in the Company's production centers.

Raw Materials
-------------

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

The Company has supply agreements with its aluminum can suppliers which require the Company to purchase the majority of its aluminum can requirements. These agreements, which extend through the end of 2000 and 2001, also reduce the variability of the cost of cans.

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

Marketing
---------

The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 1998, approximately 76% of the Company's physical case volume was in the take-home channel through supermarkets, convenience stores, drug stores and other retail outlets. The remaining volume was in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies.

New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Product introductions in recent years include: caffeine free Coca-Cola classic; caffeine free diet Coke; Cherry Coke; Surge; diet Mello Yello; Minute Maid orange; diet Minute Maid orange; Cool from Nestea; Fruitopia; POWERaDE; Minute Maid Juices To Go and Surge. New product introductions have entailed increased operating costs for the Company resulting from special marketing efforts, obsolescence of replaced items and, occasionally, higher raw materials costs.

After several new package introductions in recent years, the Company now sells its soft drink products primarily in non-refillable bottles, both glass and plastic, and in cans, in varying proportions from market to market. There may be as many as eleven different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during fiscal year 1998 were approximately 51% cans, 47% non-refillable bottles and 2% pre-mix.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company's soft drinks. The Coca-Cola Company and Dr Pepper Company each have joined the Company in making substantial expenditures in cooperative advertising in the Company's marketing areas.

The Company also benefits from national advertising programs conducted by The Coca-Cola Company and Dr Pepper Company, respectively. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company's soft drink products. These expenses are partially offset by marketing funds which the franchisers provide to the Company in support of a variety of marketing programs, such as price promotions, merchandising programs and point-of-sale displays.

The substantial outlays which the Company makes for advertising are generally regarded as necessary to maintain or increase sales volume, and any curtailment of the marketing funding provided by The Coca-Cola Company for advertising or marketing programs which benefit the Company could have a material effect on the business and financial results of the Company.

Seasonality
-----------

Sales are somewhat seasonal, with the highest sales volume occuring in May, June, July and August. The Company has adequate production capacity to meet sales demands during these peak periods.

Competition
-----------

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

The principal methods of competition in the soft drink industry are point-of-sale merchandising, new product introductions, packaging changes, price promotions, quality, frequency of distribution and advertising.

Government Regulation
---------------------

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

Environmental Remediation
-------------------------

The Company does not currently have any material capital expenditure commitments for environmental remediation for any of its properties.

Employees
---------

As of March 11, 1999, the Company had a total of approximately 6,000 full-time employees, of whom approximately 500 were union members. The total number of employees is approximately 7,000. Management of the Company believes that the Company's relations with its employees are generally good.

ITEM 2 - PROPERTIES

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 52 distribution centers, all of which are owned by the Company except for its corporate headquarters offices, two production/distribution facilities and nine distribution centers.

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

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new 10-year lease agreement with Beacon Investment Corporation which includes the Company's headquarters office building and an adjacent office facility. The annual base rent the Company is obligated to pay under this lease in 1999 is $2.8 million and is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using the Adjusted Eurodollar Rate as the measurement device.

The Company also leases its 297,500 square-foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2002. The Company's other real estate leases are not material.

The Company owns and operates two soft drink production/distribution facilities apart from the leased production/distribution facilities described above. The current percentage utilization of the Company's production centers as of March 11, 1999 is approximately as indicated below:

                              Production Facilities
                              ---------------------
                      Location                           Percentage Utilization*
                      --------                           -----------------------
                      Charlotte, North Carolina              62%
                      Mobile, Alabama                        48%
                      Nashville, Tennessee                   52%
                      Roanoke, Virginia                      50%

             *Estimated 1999 production divided by capacity (based on operations of 6 days per week and 24 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from South Atlantic Canners, Inc.

Bottled and canned soft drinks are transported to distribution centers for storage pending sale. The number of distribution centers by market area as of March 11, 1999 is as follows:

                              Distribution Centers
                              --------------------
                      Region                                  Number of Centers
                      ------                                  -----------------

                      North Carolina                               16
                      South Alabama                                 6
                      South Georgia                                 5
                      Middle Tennessee                              9
                      Western Virginia                              9
                      West Virginia                                11

The Company's distribution facilities are all in good condition and are adequate for the Company's operations as presently conducted.

The Company also operates approximately 3,000 vehicles in the sale and distribution of its soft drink products, of which approximately 1,500 are route delivery trucks. In addition, the Company owns or leases approximately 156,000 soft drink dispensing and vending machines for the sale of its soft drink products in its bottling territories.

ITEM 3 - LEGAL PROCEEDINGS


The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. The Company believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 3, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be filed.

The following is a list of names and ages of all the executive officers of the Registrant as of March 11, 1999, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 44, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison served in the capacity of Vice Chairman from November 1987 through December 1996 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Vice Chairman of the Executive Committee, Vice Chairman of the Finance Committee and a member of the Audit Committee.

REID M. HENSON, age 59, has served as a Vice Chairman of the Board of Directors of the Company since 1983. Prior to that time, Mr. Henson served as a consultant for JTL Corporation, a management company, and later as President of JTL Corporation. He has been a Director of the Company since 1979, is Chairman of the Audit Committee, Vice Chairman of the Retirement Benefits Committee and a member of the Executive Committee and the Finance Committee.

JAMES L. MOORE, JR., age 56, is President and Chief Operating Officer of the Company. Prior to his election as President in March 1987, he served as President and Chief Executive Officer of Atlantic Soft Drink Co., a soft drink bottling subsidiary of Grand Metropolitan USA. Mr. Moore has been a Director of the Company since March 1987. He is a member of the Executive Committee and is Chairman of the Retirement Benefits Committee.

ROBERT D. PETTUS, JR., age 54, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in January 1997. Mr. Pettus was previously Vice President, Human Resources, a position he held since September 1984. Prior to joining the Company, he was Director, Employee Relations for the Texize Division of Morton-Thiokol for seven years.

DAVID V. SINGER, age 43, is Vice President and Chief Financial Officer. In addition to his Finance duties, Mr. Singer has overall responsibility for the Company's Purchasing/Materials Management function as well as the Manufacturing function. He served as Vice President, Chief Financial Officer and Treasurer from October 1987 through May 1992; prior to that he was Vice President and Treasurer. Prior to joining the Company in March 1986, Mr. Singer was a Vice President of Corporate Banking for Mellon Bank, N.A.

M. CRAIG AKINS, age 48, is Regional Vice President, Sales, a position he has held since June 1996. He was previously Vice President, Cold Drink Market, a position he was appointed to in October 1993. He was Vice President, Division Manager of the Tennessee Division from 1989-1993. From 1987 through 1988, he was General Manager of the Nashville, TN sales center. From 1985 through 1986, he was Trade Development Director of the Tennessee Division. Prior to joining the Company in 1985, he was a Regional Trade Development Manager for Coca-Cola USA.

JONATHON W. ALBRIGHT, age 31, is Vice President and Treasurer, a position he has held since August 1998. Prior to joining the Company in 1998, he served as Manager of Financial Analysis at Integon Corporation, Manager of Business Analysis at Avery-Dennison Corporation's Soabar Products Group and Senior Financial Analyst at American Express Company.

WILLIAM B. ELMORE, age 43, is Vice President, Business Systems, a position he has held since May 1998. Previously, he was Vice President and Treasurer from July 1996 to April 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division, from November 1991 to June 1996. Mr. Elmore served as Vice President, Division Manager of the West Virginia Division from 1989-1991. He was Senior Director, Corporate Marketing from 1988-1989. Preceding that, he held various positions in sales and marketing in the Charlotte Division from 1985-1988. Before joining the Company in 1985, he was employed by Coca-Cola USA for seven years where he held several positions in their field sales organization.

NORMAN C. GEORGE, age 43, is Vice President, Corporate Sales, a position he has held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991. He served as Vice President, Division Manager of the Southern Division from 1988-1991. He served as Vice President, Division Manager of the Alabama Division from 1986-1988. From 1982-1986, he served as Director of Sales and Operations in the Northern Division. Prior to joining the Company in 1982, he was Sales Manager of the Dallas-Fort Worth Dr Pepper Bottling Company in Irving, Texas.

UMESH M. KASBEKAR, age 41, is Vice President, Planning and Administration, a position he has held since December 1994. He was Vice President, Planning from December 1988 until December 1994. He was first employed by the Company in 1983 and held various other positions with the Company from 1983 to 1988.

R. PHILIP KENNY, age 53, is Vice President, Human Resources, a position he has held since June 1997. Prior to joining the Company in 1997, he was employed by BancOne Corporation, where he served as Director, Human Resources, Southwest Region from 1995 through 1997 and also served as Manager, Change Management and Employee Relations during the first half of 1997. From 1981 through 1995, Mr. Kenny served as Director of Human Resources for BancOne, Texas, N.A.

C. RAY MAYHALL, JR., age 51, is Regional Vice President, Sales, a position he has held since November 1991. He served as Vice President, Division Manager of the Northern Division from 1989-1991. Before joining the Company in 1989, he was Vice President, Sales and Marketing of Florida Coca-Cola Bottling Company, a position he had held since 1987. Prior to 1987, he was Division Manager of the Central Florida Division of Florida Coca-Cola Bottling Company for six years.

JAMES B. STUART, age 56, joined the Company in October 1990 as Vice President, Marketing. From 1987 until joining the Company in 1990, Mr. Stuart formed his own marketing company, serving a number of clients inside and outside the soft drink industry. During this period, he worked almost exclusively with the International Business Sector of The Coca-Cola Company. He had been Senior Vice President, Sales and Marketing with JTL Corporation from 1980 until that company was acquired by The Coca-Cola Company in 1986.

STEVEN D. WESTPHAL, age 44, is Vice President and Controller of the Company, a position he has held since November 1987. Prior to joining the Company, he was Vice President-Finance for Joyce Beverages, an independent bottler, beginning in January 1985. Prior to working for Joyce Beverages, he was Director of Corporate Planning for Mid-Atlantic Coca-Cola Bottling Company, Inc. from December 1981 to December 1984.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market(R) under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock.


                                                        FISCAL YEAR
                                                        -----------
                                                1998               1997
                                                ----               ----
                                            High     Low       High     Low
                                            ----     ---       ----     ---
First quarter                              $69.75  $56.00    $50.50  $43.00
Second quarter                              68.75   57.00     48.50   38.75
Third quarter                               75.75   58.50     57.00   46.25
Fourth quarter                              62.25   57.00     66.88   56.25

The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 1996, 1997 and 1998.

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

The number of shareholders of record of the Common Stock and Class B Common Stock, as of March 11, 1999, was 2,817 and 13, respectively.

ITEM 6 - SELECTED FINANCIAL DATA


The following table sets forth certain selected financial data concerning the Company for the five years ended January 3, 1999. The data for the five years ended January 3, 1999 is unaudited but is derived from audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof which details the Company's significant acquisitions and divestitures since 1984.

                            SELECTED FINANCIAL DATA*

In Thousands (Except Per Share Data)

                                                                                 Fiscal Year
                                                    -----------------------------------------------------------------
Summary of Operations                                    1998          1997          1996          1995          1994
-------------------------------------------------   ---------          ----          ----          ----          ----
Net sales                                            $928,502      $802,141      $773,763      $761,876      $723,896
-------------------------------------------------   ---------      --------      --------      --------      --------
Cost of sales                                         534,919       452,893       435,959       447,636       427,140
Selling expenses                                      207,244       183,125       177,734       158,831       149,992
General and administrative expenses                    69,001        56,776        58,793        54,720        54,559
Depreciation expense                                   36,754        33,672        28,528        26,746        24,188
Amortization of goodwill and intangibles               13,294        12,332        12,238        12,230        12,309
-------------------------------------------------   ---------      --------      --------      --------      --------
Total costs and expenses                              861,212       738,798       713,252       700,163       668,188
-------------------------------------------------   ---------      --------      --------      --------      --------
Income from operations                                 67,290        63,343        60,511        61,713        55,708
Interest expense                                       39,947        37,479        30,379        33,091        31,385
Other income (expense), net                            (4,098)       (1,594)       (4,433)       (3,401)           63
-------------------------------------------------   ---------      --------      --------      --------      --------
Income before income taxes, extraordinary charge
 and effect of accounting change                       23,245        24,270        25,699        25,221        24,386
Income taxes                                            8,367         9,004         9,535         9,685        10,239
-------------------------------------------------   ---------      --------      --------      --------      --------
Income before extraordinary charge and effect of
 accounting change                                     14,878        15,266        16,164        15,536        14,147
Extraordinary charge                                                                             (5,016)
Effect of accounting change                                                                                    (2,211)
-------------------------------------------------   ---------      --------      --------      --------      --------
Net income                                             14,878        15,266        16,164        10,520        11,936
-------------------------------------------------   ---------      --------      --------      --------      --------
Basic net income per share:
 Income before extraordinary charge and effect
   of accounting change                              $   1.78      $   1.82      $   1.74      $   1.67      $   1.52
 Extraordinary charge                                                                            (  .54)
 Effect of accounting change                                                                                   (  .24)
-------------------------------------------------   ---------      --------      --------      --------      --------
 Net income                                          $   1.78      $   1.82      $   1.74      $   1.13      $   1.28
-------------------------------------------------   ---------      --------      --------      --------      --------
Diluted net income per share:
 Income before extraordinary charge and effect
   of accounting change                              $   1.75      $   1.79      $   1.73      $   1.67      $   1.52
 Extraordinary change                                                                            (  .54)
 Effect of accounting change                                                                                   (  .24)
-------------------------------------------------   ---------      --------      --------      --------      --------
 Net income                                          $   1.75      $   1.79      $   1.73      $   1.13      $   1.28
-------------------------------------------------   ---------      --------      --------      --------      --------
Cash dividends per share:
 Common                                              $   1.00      $   1.00      $   1.00      $   1.00      $   1.00
 Class B Common                                      $   1.00      $   1.00      $   1.00      $   1.00      $   1.00
Other Information
Weighted average number of common shares
 outstanding                                            8,365         8,407         9,280         9,294         9,294
Weighted average number of common shares
 outstanding -- assuming dilution                       8,495         8,509         9,330         9,316         9,296
Year-End Financial Position
Total assets                                         $825,228      $778,033      $702,396      $676,571      $664,159
-------------------------------------------------   ---------      --------      --------      --------      --------
Long-term debt                                        491,234       493,789       439,453       419,896       432,971
-------------------------------------------------   ---------      --------      --------      --------      --------
Shareholders' equity                                   15,786         9,273        22,269        38,972        33,981
-------------------------------------------------   ---------      --------      --------      --------      --------

* All years presented are 52-week years except 1998 which is a 53-week year. See Note 2 and Note 13 to the consolidated financial statements for additional information about Piedmont Coca-Cola Bottling Partnership. In 1994, the Company changed its method of accounting for postemployment benefits. In 1995, the Company recorded an extraordinary charge related to the repurchase at a premium of a portion of the Company's long-term debt.

ITEM  7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Introduction


The Company

      Coca-Cola Bottling Co. Consolidated ("the Company") is engaged in the production, marketing and distribution of products of The Coca-Cola Company, which include the most recognized and popular brands in the world. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, teas, juices, isotonics and bottled water. Since 1984, the Company has expanded its bottling territory throughout the southeastern region of the United States, primarily through acquisitions, increasing its sales from $130 million in 1984 to $929 million in 1998. The Company plans to grow through both internal opportunities and selected acquisitions. The Company expanded its bottling territory during the year by acquiring two Coca-Cola bottlers located in northwestern Alabama and southwestern Virginia. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not determined at this time when Statement No. 133 will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect the adoption of Statement No. 133 will have on the earnings and financial position of the Company.


The Year in Review

      The Company accelerated its rate of growth significantly in 1998 with volume growth of more than 10%, three times the U.S. soft drink industry average. Net sales grew by 16% in 1998, increasing to $929 million. Operating cash flow (defined as income from operations plus non-cash charges for depreciation and amortization) increased by 7% to a record level of $117 million. The Company continued its commitment to the cold drink market with the placement of a record number of new pieces of cold drink equipment in 1998.

      The accelerated volume growth in 1998 was across the Company's key market channels. The volume gains in 1998 were driven by targeted marketing programs with key customers and continued emphasis and investment in cold drink equipment and infrastructure. As in 1997, per capita consumption in the Company's franchise territory increased at a rate in excess of the average for the Coca-Cola bottling system in the U.S. The increase in net sales in 1998 was driven primarily by the accelerated volume growth, as well as a small increase in net selling prices of 0.6% and the impact of a 53rd selling week in 1998. The 1997 fiscal year had 52 weeks.

      Net income for 1998 was down slightly at $14.9 million versus $15.3 million in 1997. During 1998, the Company continued to make significant investments in cold drink equipment and infrastructure to support accelerated growth. The increased equipment and infrastructure costs in 1998 were partially offset by additional marketing funding support from The Coca-Cola Company. The Company believes that these significant investments will help deliver long-term shareholder value.

      The Company continued its strong commitment to expanding its business with capital expenditures of $46.8 million in 1998. The cold drink market continues to be a point of emphasis as it generally provides a solid return on investment and expands the availability of our products.

      Our continued success is attributable to many factors including a strong assortment of brands, a solid relationship with our strategic partner, The Coca-Cola Company, acquisitions, strong internal growth, solid operating performance and a work force of over 6,000 talented individuals working together as a team. The Company continues to focus on its key long-term objectives, including increasing per capita consumption, operating cash flow and long-term shareholder value. We are committed to alignment with The Coca-Cola Company to ensure that we fully utilize our joint resources to maximize our full potential with our consumers and customers.

      Our partnership with The Coca-Cola Company continues to provide our customers and consumers with innovative products and packaging. In 1998, the Company introduced new

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

and enhanced product lines, including expanded Minute Maid offerings and new flavors of both Fruitopia and POWERaDE. Citra was introduced in the first quarter of 1999. Some of the new packaging in 1998 included tie-ins with our NASCAR sponsorship, which proved to be very popular with both customers and consumers. The combination of the new products and packaging, along with our core brands, provide the Company with a line-up of beverage offerings unsurpassed in the industry.


Significant Events of Prior Years

      The Company repurchased approximately 930,000 shares of its Common Stock in three separate transactions between December 1996 and February 1997. The repurchase of shares was a significant factor in increased earnings per share in 1997 in spite of lower net earnings.

      On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to this 10-year management agreement. SAC significantly expanded its operations in 1994 by adding two PET bottling lines. These new bottling lines supply a portion of the Company's volume requirements for finished product in PET containers.

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


RESULTS OF OPERATIONS

1998 Compared to 1997


Net Income

      The Company reported net income of $14.9 million or basic net income per share of $1.78 for fiscal year 1998 compared to $15.3 million or $1.82 basic net income per share for fiscal year 1997. Diluted net income per share in 1998 was $1.75 compared to $1.79 in 1997. The decline in net income is primarily attributable to expenses related to the Company's investment in the infrastructure necessary to support accelerated, long-term growth, partially offset by additional marketing funding support from The Coca-Cola Company. Investments in additional personnel, information systems and cold drink equipment resulted in cost increases. Management believes that these infrastructure investments will enable the Company to generate accelerated growth that should lead to enhanced shareholder value over time.


Net Sales

      Net sales for 1998 grew by 16% to $929 million compared to $802 million in 1997. The increase was due to broad-based volume growth across key sales channels, an increase in net selling prices of 0.6%, acquisitions of additional bottling territory in Alabama and Virginia and a 53rd week in the Company's 1998 fiscal year. The Company continued to experience strong growth from its carbonated soft drinks with growth of approximately 9% in 1998. Newer products such as SURGE, an expanded line-up of Minute Maid products as well as double-digit growth for Sprite helped drive the growth in carbonated beverages. Sales growth in non-carbonated beverages, including POWERaDE, Fruitopia, tea and bottled water exceeded 70% in 1998. Non-carbonated products now account for 5% of the Company's bottle and can volume.

      Sales to other bottlers increased by 25% during 1998 over 1997 levels, primarily due to additional sales to Piedmont, which experienced significant sales volume growth in 1998. The Company sells finished products to Piedmont at cost.


Cost of Sales and Operating Expenses

      Cost of sales on a per case basis increased by 2.3% in 1998, primarily due to increases in concentrate costs offset somewhat by lower packaging costs. The Company has agreements with its aluminum can suppliers which require the Company to purchase the majority of its aluminum can requirements. These agreements, which extend through the end of 2000 and 2001, also reduce the variability of the cost of cans.

      Selling expenses increased by approximately $24 million or 13% in 1998 over 1997 levels. Increased selling costs resulted from higher sales volume, employment costs for additional sales

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

personnel, a new incentive program for certain employees, additional marketing expenses, higher costs for sales development programs and increased lease expense for cold drink equipment and vehicles. The increase in selling expenses was partially offset by increased marketing funding and infrastructure support from The Coca-Cola Company. The Company has made a significant investment in its sales and technical service infrastructure and anticipates that over time, the increases in sales revenue from these investments will outpace the growth in costs. Selling expenses on a per case basis for 1998 were relatively unchanged from 1997.

      The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local bottling territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other third party licensors. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 1999, it is not obligated to do so under the Company's Master Bottle Contract. Also, The Coca-Cola Company has agreed to provide additional marketing funding under a multi-year program to support the Company's cold drink infrastructure. Total marketing funding and infrastructure support from The Coca-Cola Company and other beverage companies in 1998 and 1997 was approximately $61 million and $42 million, respectively. A portion of the marketing funding and infrastructure support from The Coca-Cola Company is subject to annual performance requirements. The Company was in compliance with all such performance requirements in 1998.

      General and administrative expenses increased by $12 million from 1997. The increase in general and administrative expenses was due to the hiring of additional support personnel and higher employment costs in certain of the Company's labor markets. The Company has made an investment in additional administrative infrastructure to support the accelerated growth of the Company.


      Depreciation expense increased $3 million or 9%. The increase is due to significant capital expenditures over the past several years, including $46.8 million in 1998.

Investment in Partnership

      The Company's share of Piedmont's net loss of $.5 million was down from a loss of $1.1 million in 1997. The reduction in Piedmont's net loss reflects improved operating results from Piedmont.


Interest Costs

      Interest expense increased by $2.5 million or 7% in 1998. The increase is due to additional borrowings used to fund acquisitions and capital expenditures. The Company's overall weighted average borrowing rate for 1998 was 7.1% compared to 7.0% in 1997.


Other Income/(Expense)

      "Other income (expense), net" increased by $2.5 million in 1998. The increase was due primarily to losses on the disposal of cold drink equipment.


Income Taxes

      The effective tax rate for federal and state income taxes was approximately 36% in 1998 versus approximately 37% in 1997. The difference between the effective rate and the statutory rate in 1998 was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.


1997 Compared to 1996


Net Income

      The Company reported net income of $15.3 million or basic net income per share of $1.82 for fiscal year 1997 compared to $16.2 million or $1.74 basic net income per share for fiscal year 1996. Diluted net income per share increased from $1.73 in 1996 to $1.79 in 1997. The slight decrease in net income was due to a 2.5% reduction in net selling prices and higher interest costs associated with the Company's repurchase of its Common Stock. The repurchase of Common Stock resulted in an increase in both basic and diluted earnings per share, in spite of reduced net income.


Net Sales

      The Company had sales in 1997 exceeding $800 million for the first time. Net sales for 1997 increased 4%, reflecting a volume increase of 8% in franchise sales offset by a 2.5% decline

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

in overall net selling prices and a reduction in sales to other bottlers. The Company continued to see strong broad-based growth across most brands and channels. Carbonated soft-drink brands including the flagship brand, Coca-Cola classic, and diet Coke showed solid growth. Sprite volume increased by almost 15%, the fourth consecutive year of double-digit volume growth. The Company's expanding non-carbonated beverage offerings also contributed to the solid volume growth in 1997. Volume in Fruitopia, POWERaDE and Cool from Nestea increased by more than 50% over the prior year.

      Sales volume to other bottlers decreased by 11% during 1997 as compared to 1996 primarily due to South Atlantic Canners, rather than the Company, providing finished products to Piedmont. The Company sells finished products to Piedmont at cost.


Cost of Sales and Operating Expenses

      Cost of sales on a per case basis was virtually unchanged from 1996. The Company benefited from decreases in costs for some of the key raw materials and packaging materials used in its production process. The decreases were offset by increased concentrate prices.

      Selling expenses increased by approximately $5.4 million in 1997, primarily as a result of the significant increase in volume. Selling expenses on a per case basis declined by almost 5% during the year. The decline in selling expenses on a per case basis is partially attributable to the buyout of certain leased equipment in early 1997. The buyout of the leases reduced selling expenses by approximately $4.0 million during the year. The Company experienced a comparable increase in depreciation expense, which is reflected separately.

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

Investment in Partnership

      The Company's share of Piedmont's net loss of $1.1 million was approximately the same as 1996.


Interest Costs

      Interest expense increased by $7.1 million or 23% in 1997. The significant increase was due to increased levels of long-term debt as a result of the buyout of equipment leases for $66.3 million in January 1997 and the repurchase of approximately 930,000 shares of the Company's Common Stock for $43.6 million in late 1996 and early 1997. The Company's overall weighted average borrowing rate for 1997 was 7.0% compared to 7.1% in 1996.


Other Income/(Expense)

      The decrease in "other income (expense), net" for 1997 was due primarily to the termination of the Company's program to sell its trade accounts receivable in late 1996. The discount on the sale of trade accounts receivable was recorded as other expense in 1996. Other expense included $1.7 million in 1996 related to the discount on the sale of trade accounts receivable.


Income Taxes

      The effective tax rate for federal and state income taxes was approximately 37% in both 1997 and 1996. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.


FINANCIAL CONDITION

      Working capital decreased by approximately $15.2 million to $4.6 million at January 3, 1999 compared to $19.8 million at December 28, 1997. The change in working capital is primarily due to an increase in the current portion of long-term debt of $18.1 million and an increase in accrued compensation of $5.2 million, partially offset by an increase in accounts receivable from The Coca-Cola Company. The increase in accounts receivable from The Coca-Cola Company relates to additional marketing funding and infrastructure support in 1998. The increase in the current portion of long-term debt is due to the maturing of $28.6 million of the Company's Medium-Term Notes in the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

first quarter of 1999. The increase in accrued compensation is due to the adoption of new employee incentive programs in 1998.

      Total long-term debt increased to $521.3 million at January 3, 1999 compared to $505.8 million at December 28, 1997. The increase in debt relates to the acquisition of two Coca-Cola bottlers in 1998 for a total of $35.0 million, offset primarily by cash flow from operations.


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


Investing Activities

      Additions to property, plant and equipment during 1998 were $46.8 million. The Company acquired two Coca-Cola bottlers in northwestern Alabama and southwestern Virginia during 1998 for a total of $35.0 million.

      At the end of 1998, the Company had no material commitments for the purchase of capital assets other than those related to the normal replacement of equipment. The Company considers the acquisition of additional bottling territories on an ongoing basis.


Financing Activities

      The Company filed a $400 million shelf registration for debt and equity securities that was effective in October 1994. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to this shelf registration. The net proceeds from this issuance were used to repurchase $87 million of the Company's Medium-Term Notes due between 1997 and 2002 and to repay other outstanding borrowings. In July 1997, the Company issued an additional $100 million of 7.2% debentures due 2009 under this shelf registration. The proceeds from this offering were used primarily to repay amounts outstanding under the Company's lines of credit. The lines of credit were used as interim financing for the repurchase of Company Common Stock and the buyout of certain operating leases.

      On January 22, 1999, the Company filed a new $800 million shelf registration for debt and equity securities (which includes $200 million of unused availability from the prior shelf registration). The Company has not issued any securities under this shelf registration. The Company expects to use the proceeds from any future offerings under this registration for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures and/or working capital.

      The Company borrows from time to time under informal lines of credit from various banks. On January 3, 1999, the Company had $210 million available under these lines, of which $36.4 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing.

      In December 1997, the Company extended the maturity of a revolving credit agreement totaling $170 million to December 2002. The agreement contains several covenants that establish minimum ratio requirements related to debt and cash flow. A commitment fee of 1/8% per year on the available amount of the banks' commitment is payable quarterly. There were no amounts outstanding under this facility as of January 3, 1999.

      It is the Company's intent to renew any borrowings under the revolving credit facility and the lines of credit as they mature. To the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

      On January 15, 1999, the Company purchased approximately $155 million of equipment (principally vehicles and vending equipment) previously leased under various operating lease agreements. The assets purchased will continue to be used in the distribution and sale of the Company's products and will be depreciated over their remaining useful lives, which range from three years to
12.5 years. The Company used a combination of its revolving credit facility and its informal lines of credit with certain banks to finance this purchase. As a result of this purchase, the Company's total cost of ownership of this equipment in the future is expected to be slightly lower.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

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

      The weighted average interest rate of the debt portfolio as of January 3, 1999 was 7.3% compared to 7.1% at the end of 1997. The Company's overall weighted average borrowing rate on its long-term debt was 7.1% in 1998 versus 7.0% in 1997. Approximately 23% of the Company's debt portfolio of $521.3 million was subject to changes in short-term interest rates as of January 3, 1999. See Notes 7 and 8 to the consolidated financial statements for more information.


YEAR 2000

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

      The Company began work on the Year 2000 issue in 1997. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, personal computer, local area network and wide area network platforms; addressing issues related to non-IT embedded software and equipment; and addressing the compliance and readiness of key suppliers and customers. The project has four phases: assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment and testing that each is Year 2000 compliant.

      With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, the assessment and definition of strategies phases have been completed. It is estimated that 80% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by the end of the second quarter 1999. The testing phase has begun and is expected to be completed by the end of the third quarter of 1999.

      Approximately 80% of internal application development resources were committed to Year 2000 remediation efforts in 1997 and 1998. The Company expects that approximately 70% of its internal application development resources will be committed to this effort in the first quarter of 1999. The Company has also utilized contract programmers to identify Year 2000 noncompliance problems and modify code.

      With respect to addressing issues related to non-IT embedded software and equipment, which principally exists in the Company's four manufacturing plants, the assessment and definition of strategies phases have been completed. Approximately 50% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by the middle of the third quarter 1999. Testing is expected to be completed by the end of third quarter 1999.

      The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. We have initiated efforts to evaluate the status of our most critical suppliers' progress. This process of evaluating our critical suppliers is scheduled for completion by mid-1999. Options to reduce the risks of interruption due to supplier failures include identification of alternate suppliers and accumulation of inventory to assure production capability, where feasible or warranted. These activities are intended to provide a means of managing and mitigating risk, but cannot eliminate the potential for disruption due to third party failure.

      The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company's customer base is broad enough to minimize somewhat the effects of a single occurrence. The Company is in the assessment phase with respect to the evaluation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

of critical customers' progress and is scheduled for completion by mid-1999.

      The Company has begun the process of developing contingency plans for those areas that are critical to our business. These contingency plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, where possible. The major efforts related to contingency planning will occur in the first nine months of 1999.

      It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $5 million to $6 million, of which approximately $4 million has been spent to date. These costs are being expensed as they are incurred and are being funded through operating cash flow. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be $4 million), substantially all of which would be capitalized, are not included in the above estimates.

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


FORWARD-LOOKING STATEMENTS

      This Annual Report to Shareholders, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such "forward-looking statements" include information relating to, among other matters, the Company's future prospects, developments and business strategies for its operations. These forward-looking statements are identified by their use of terms and phrases such as "expect", "estimate", "project", "believe" and similar terms and phrases. Such forward-looking statements are contained in various sections of this Annual Report. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors they believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from that suggested or described in this Annual Report to Shareholders or in such other documents. These risks include, but are not limited to (A) risks associated with any changes in the historical level of marketing funding support which the Company receives from The Coca-Cola Company, (B) risks associated with interruptions in the Company's business operations as a result of any failure to adequately correct the Year 2000 computer problem in any systems or equipment of the Company or one of its major suppliers or customers and (C) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. You are cautioned that any such statements are not guarantees of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those expected, estimated or projected.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Coca-Cola Bottling Co.
Consolidated

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries ("the Company") at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Charlotte, North Carolina
February 11, 1999

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Fiscal Year
                                                                 ------------------------------------------
In Thousands (Except Per Share Data)                                  1998          1997          1996
--------------------------------------------------------------   ---------          ----          ----
Net sales (includes sales to Piedmont of $69,552,
 $54,155 and $61,565)                                             $928,502      $802,141      $773,763
Cost of sales, excluding depreciation shown below (includes
 $55,800, $42,581 and $51,295 related to sales to Piedmont)        534,919       452,893       435,959
--------------------------------------------------------------   ---------      --------      --------
Gross margin                                                       393,583       349,248       337,804
--------------------------------------------------------------   ---------      --------      --------
Selling expenses, excluding depreciation shown below               207,244       183,125       177,734
General and administrative expenses                                 69,001        56,776        58,793
Depreciation expense                                                36,754        33,672        28,528
Amortization of goodwill and intangibles                            13,294        12,332        12,238
--------------------------------------------------------------   ---------      --------      --------
Income from operations                                              67,290        63,343        60,511
--------------------------------------------------------------   ---------      --------      --------
Interest expense                                                    39,947        37,479        30,379
Other income (expense), net                                         (4,098)       (1,594)       (4,433)
--------------------------------------------------------------   ---------      --------      --------
Income before income taxes                                          23,245        24,270        25,699
Income taxes                                                         8,367         9,004         9,535
--------------------------------------------------------------   ---------      --------      --------
 Net income                                                       $ 14,878      $ 15,266      $ 16,164
--------------------------------------------------------------   ---------      --------      --------
Basic net income per share                                        $   1.78      $   1.82      $   1.74
--------------------------------------------------------------   ---------      --------      --------
Diluted net income per share                                      $   1.75      $   1.79      $   1.73
--------------------------------------------------------------   ---------      --------      --------
Weighted average number of common shares outstanding                 8,365         8,407         9,280
Weighted average number of common shares
 outstanding - assuming dilution                                     8,495         8,509         9,330
--------------------------------------------------------------   ---------      --------      --------

         See Accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                         Jan. 3,      Dec. 28,
In Thousands (Except Share Data)                                          1999          1997
---------------------------------------------------------------------   --------      --------
Current assets:
Cash                                                                      $ 6,691     $  4,427
Accounts receivable, trade, less allowance for
 doubtful accounts of $600 and $513                                        57,217       55,258
Accounts receivable from The Coca-Cola Company                             10,091        4,690
Due from Piedmont Coca-Cola Bottling Partnership                                         2,009
Accounts receivable, other                                                  7,997        8,776
Inventories                                                                41,010       38,738
Prepaid expenses and other current assets                                  15,545       12,674
---------------------------------------------------------------------   ---------     --------
 Total current assets                                                     138,551      126,572
---------------------------------------------------------------------   ---------     --------
Property, plant and equipment, net                                        258,329      250,904
Investment in Piedmont Coca-Cola Bottling Partnership                      62,847       63,326
Other assets                                                               51,576       43,138
Identifiable intangible assets, less accumulated
 amortization of $116,015 and $105,334                                    253,156      231,034
Excess of cost over fair value of net assets of businesses acquired,
 less accumulated amortization of $30,850 and $28,560                      60,769       63,059
---------------------------------------------------------------------   ---------     --------
 Total                                                                   $825,228     $778,033
---------------------------------------------------------------------   ---------     --------

         See Accompanying Notes to Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                Jan. 3,       Dec. 28,
                                                                                 1999           1997
----------------------------------------------------------------------------   --------       --------
Current liabilities:
Portion of long-term debt payable within one year                                $ 30,115      $ 12,000
Accounts payable and accrued liabilities                                           72,623        71,583
Accounts payable to The Coca-Cola Company                                           5,194         4,108
Due to Piedmont Coca-Cola Bottling Partnership                                        435
Accrued compensation                                                               10,239         5,075
Accrued interest payable                                                           15,325        14,038
----------------------------------------------------------------------------   ----------     ---------
  Total current liabilities                                                       133,931       106,804
----------------------------------------------------------------------------   ----------     ---------
Deferred income taxes                                                             120,659       111,594
Deferred credits                                                                    4,838         7,139
Other liabilities                                                                  58,780        49,434
Long-term debt                                                                    491,234       493,789
----------------------------------------------------------------------------   ----------     ---------
  Total liabilities                                                               809,442       768,760
----------------------------------------------------------------------------   ----------     ---------
Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
  Authorized - 50,000 shares; Issued - None
Nonconvertible Preferred Stock, $100 par value:
  Authorized - 50,000 shares; Issued - None
Preferred Stock, $.01 par value:
  Authorized - 20,000,000 shares; Issued - None
Common Stock, $1 par value:
  Authorized - 30,000,000 shares; Issued - 9,086,113 and 10,107,421 shares          9,086        10,107
Class B Common Stock, $1 par value:
  Authorized - 10,000,000 shares; Issued - 2,969,222 and 1,947,914 shares           2,969         1,948
Class C Common Stock, $1 par value:
  Authorized - 20,000,000 shares; Issued - None
Capital in excess of par value                                                     94,709       103,074
Accumulated deficit                                                               (29,724)      (44,602)
----------------------------------------------------------------------------   ----------     ---------
                                                                                   77,040        70,527
                                                                               ----------     ---------
Less -- Treasury stock, at cost:
  Common - 3,062,374 shares                                                        60,845        60,845
  Class B Common - 628,114 shares                                                     409           409
----------------------------------------------------------------------------   ----------     ---------
  Total shareholders' equity                                                       15,786         9,273
----------------------------------------------------------------------------   ----------     ---------
  Total                                                                          $825,228      $778,033
----------------------------------------------------------------------------   ----------     ---------

         See Accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Fiscal Year
                                                                                     ---------------------------------------------
In Thousands                                                                           1998            1997           1996
----------------------------------------------------------------------------------   -------        --------        --------
Cash Flows from Operating Activities
Net income                                                                            $  14,878      $   15,266      $  16,164
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation expense                                                                  36,754          33,672         28,528
   Amortization of goodwill and intangibles                                              13,294          12,332         12,238
   Deferred income taxes                                                                  8,367           2,567          8,782
   Losses on sale of property, plant and equipment                                        2,586           1,433          1,810
   Amortization of debt costs                                                               595             627            540
   Amortization of deferred gain related to terminated interest rate swaps                 (563)
   Undistributed loss of Piedmont Coca-Cola Bottling Partnership                            479           1,136          1,162
   (Increase) decrease in current assets less current liabilities                           132             733        (43,632)
   Increase in other noncurrent assets                                                   (9,127)         (7,953)          (994)
   Increase in other noncurrent liabilities                                               2,180           5,784         18,597
   Other                                                                                     79           3,071             12
----------------------------------------------------------------------------------   ----------     -----------     ----------
Total adjustments                                                                        54,776          53,402         27,043
----------------------------------------------------------------------------------   ----------     -----------     ----------
Net cash provided by operating activities                                                69,654          68,668         43,207
----------------------------------------------------------------------------------   ----------     -----------     ----------
Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                                                             54,561         19,557
Increase (decrease) in current portion of long-term debt                                 18,115          11,895            (15)
Payments on long-term debt                                                               (2,555)           (226)
Purchase of Common Stock                                                                                (20,001)       (23,607)
Cash dividends paid                                                                      (8,365)         (8,365)        (9,294)
Proceeds from interest rate swap termination                                              6,480
Debt fees paid                                                                             (102)         (1,226)          (125)
Other                                                                                      (390)         (1,020)          (593)
----------------------------------------------------------------------------------   ----------     -----------     ----------
Net cash provided by (used in) financing activities                                      13,183          35,618        (14,077)
----------------------------------------------------------------------------------   ----------     -----------     ----------
Cash Flows from Investing Activities
Additions to property, plant and equipment                                              (46,822)       (100,105)       (29,990)
Proceeds from the sale of property, plant and equipment                                   1,255           1,223          1,367
Acquisitions of companies, net of cash acquired                                         (35,006)         (3,918)
----------------------------------------------------------------------------------   ----------     -----------     ----------
Net cash used in investing activities                                                   (80,573)       (102,800)       (28,623)
----------------------------------------------------------------------------------   ----------     -----------     ----------
Net increase in cash                                                                      2,264           1,486            507
----------------------------------------------------------------------------------   ----------     -----------     ----------
Cash at beginning of year                                                                 4,427           2,941          2,434
----------------------------------------------------------------------------------   ----------     -----------     ----------
Cash at end of year                                                                   $   6,691      $    4,427      $   2,941
----------------------------------------------------------------------------------   ----------     -----------     ----------

         See Accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY


                                                                                           Minimum
                                                   Class B     Capital in                  Pension
                                        Common      Common      Excess of    Accumulated   Liability    Treasury
In Thousands                             Stock       Stock      Par Value      Deficit     Adjustment     Stock
------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1995            $ 10,090    $ 1,965    $ 120,733    $   (76,032)  $     (138)   $  17,646
Net income                                                                       16,164
Cash dividends paid                                              (9,294)
Minimum pension liability adjustment                                                              34
Purchase of Common Stock                                                                                   23,607
Exchange of Class B Common
 Stock for Common Stock                       17        (17)
------------------------------------------------------------------------------------------------------------------
Balance on December 29, 1996              10,107      1,948     111,439         (59,868)        (104)      41,253
Net income                                                                       15,266
Cash dividends paid                                              (8,365)
Purchase of Common Stock                                                                                   20,001
Minimum pension liability adjustment                                                             104
------------------------------------------------------------------------------------------------------------------
Balance on December 28, 1997              10,107      1,948     103,074         (44,602)           0       61,254
Net income                                                                       14,878
Cash dividends paid                                              (8,365)
Exchange of Common Stock
 for  Class B Common Stock                (1,021)     1,021
------------------------------------------------------------------------------------------------------------------
Balance on January 3, 1999              $  9,086    $ 2,969    $ 94,709     $   (29,724)  $        0    $  61,254
------------------------------------------------------------------------------------------------------------------

          See Accompanying Notes to Consolidated Financial Statements.

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

     The fiscal years presented are the 53-week period ended January 3, 1999 and the 52-week periods ended December 28, 1997 and December 29, 1996. The Company's fiscal year ends on the Sunday closest to December 31.

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

     With respect to Piedmont, sales of soft drink products at cost, management fee revenue and the Company's share of Piedmont's results from operations are included in "Net sales." See Note 2 and Note 13 for additional information.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amounts recorded for benefit plans reflect estimates related to future interest rates, investment returns, employee turnover, wage increases and health care costs. The Company reviews all assumptions and estimates on an ongoing basis.

     Effective January 3, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The provisions of SFAS No. 132 revise employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of amounts under these plans. See Note 12 for additional information.


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



Insurance Programs

     In general, the Company is self-insured for costs of workers' compensation, casualty and health claims. The Company uses commercial insurance for casualty, workers' compensation and health claims as a risk reduction strategy to minimize catastrophic losses. Workers' compensation and casualty losses are provided for using actuarial assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing Costs and Support Arrangements

     The Company directs various advertising and marketing programs supported by The Coca-Cola Company or other franchisers. Under these programs, certain costs incurred by the Company are reimbursed by the applicable franchiser. Franchiser funding is recognized when performance measures are met or as funded costs are incurred.


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

     Summarized financial information for Piedmont is as follows:


                                            Jan. 3,      Dec. 28,
In Thousands                                 1999          1997
----------------------------------------   --------      --------
Current assets                               $30,350     $ 27,088
Noncurrent assets                            336,505      340,555
----------------------------------------   ---------     --------
Total assets                               $366,855      $367,643
----------------------------------------   ---------     --------
Current liabilities                        $ 14,705      $ 16,147
Noncurrent liabilities                      226,456       224,844
----------------------------------------   ---------     --------
Total liabilities                           241,161       240,991
Partners' equity                            125,694       126,652
----------------------------------------   ---------     --------
Total liabilities and partners' equity     $366,855      $367,643
----------------------------------------   ---------     --------
Company's equity investment                $ 62,847      $ 63,326
----------------------------------------   ---------     --------


                                            Fiscal Year
                             ------------------------------------------
In Thousands                   1998          1997          1996
--------------------------   --------      --------      --------
Net sales                     $269,312      $237,964      $223,834
Cost of sales                  151,480       134,344       129,059
--------------------------   ---------     ---------     ---------
Gross margin                   117,832       103,620        94,775
Income from operations          11,974         9,606         6,533
Net loss                      $   (958)     $ (2,272)     $ (2,324)
--------------------------   ---------     ---------     ---------
Company's equity in loss      $   (479)     $ (1,136)     $ (1,162)
--------------------------   ---------     ---------     ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

     Inventories are summarized as follows:


                              Jan. 3,      Dec. 28,
In Thousands                    1999         1997
---------------------------   -------      -------
Finished products             $26,300      $21,542
Manufacturing materials        10,382       14,171
Plastic pallets and other       4,328        3,025
---------------------------   -------      -------
Total inventories             $41,010      $38,738
---------------------------   -------      -------

     Substantially all merchandise inventories are valued by the LIFO method. The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $3.2 million and $2.8 million on January 3, 1999 and December 28, 1997, respectively, as a result of inventory premiums associated with certain acquisitions.


4. Property, Plant and Equipment

     The principal categories and estimated useful lives of property, plant and equipment were as follows:


                                                  Jan. 3,      Dec. 28,       Estimated
In Thousands                                       1999          1997        Useful Lives
----------------------------------------------   --------      --------      -------------
Land                                               $11,781     $  9,672
Buildings                                           81,527       79,394       10-50 years
Machinery and equipment                             84,047       79,546        5-20 years
Transportation equipment                            60,620       56,136        4-10 years
Furniture and fixtures                              26,395       24,880        7-10 years
Vending equipment                                  152,163      144,916        6-13 years
Leasehold and land improvements                     33,894       30,185        5-20 years
Construction in progress                             4,532        1,941
----------------------------------------------   ---------     --------
Total property, plant and equipment, at cost       454,959      426,670
Less: Accumulated depreciation                     196,630      175,766
----------------------------------------------   ---------     --------
Property, plant and equipment, net               $258,329      $250,904
----------------------------------------------   ---------     --------

     On January 15, 1999, the Company purchased approximately $155 million of equipment (principally vehicles and vending equipment) previously leased under various operating lease agreements. The assets purchased will continue to be used in the distribution and sale of the Company's products and will be depreciated over their remaining useful lives, which range from three years to
12.5 years. The Company used a combination of its revolving credit facility and its informal lines of credit with certain banks to finance this purchase.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Identifiable Intangible Assets

     The principal categories and estimated useful lives of identifiable intangible assets, net of accumulated amortization, were as follows:


                                          Jan. 3,      Dec. 28,       Estimated
In Thousands                               1999          1997        Useful Lives
--------------------------------------   --------      --------      -------------
Franchise rights                         $232,334      $206,875          40 years
Customer lists                             17,212        19,941       17-23 years
Advertising savings                         3,224         3,737       17-23 years
Other                                         386           481       17-18 years
--------------------------------------   --------      --------      -------------
Total identifiable intangible assets     $253,156      $231,034
--------------------------------------   --------      --------

6. Long-Term Debt

     Long-term debt is summarized as follows:


                                                     Fixed(F) or
                                       Interest      Variable(V)         Interest       Jan. 3,      Dec. 28,
In Thousands            Maturity         Rate            Rate              Paid          1999          1997
---------------------   ----           -----         -------------   ---------------   --------      --------
Lines of Credit           2002          5.45%-            V               Varies         $36,400     $ 10,300
                                        7.45%
Term Loan Agreement       2004          6.39%             V               Varies          85,000       85,000
Term Loan Agreement       2005          6.39%             V               Varies          85,000       85,000
Medium-Term Notes         1998          6.62%             V             Quarterly                      10,000
Medium-Term Notes         1998         10.05%             F           Semi-annually                     2,000
Medium-Term Notes         1999          7.99%             F           Semi-annually       28,585       28,585
Medium-Term Notes         2000         10.00%             F           Semi-annually       25,500       25,500
Medium-Term Notes         2002          8.56%             F           Semi-annually       47,000       47,000
Debentures                2007          6.85%             F           Semi-annually      100,000      100,000
Debentures                2009          7.20%             F           Semi-annually      100,000      100,000
Other notes payable       1999-         6.50%-            F               Varies          13,864       12,404
                          2001         10.00%
                        -------------------------------------------------------------------------------------
                                                                                         521,349      505,789
Less: Portion of long-term debt payable within one year                                   30,115       12,000
-------------------------------------------------------                                ---------     --------
Long-term debt                                                                         $491,234      $493,789
---------------------                                                                  ---------     --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The principal maturities of long-term debt outstanding on January 3, 1999 were as follows:


In Thousands
----------------------------------
1999                      $ 30,115
----------------------------------
2000                        27,651
----------------------------------
2001                        10,183
----------------------------------
2002                        83,400
----------------------------------
2003                            --
----------------------------------
Thereafter                 370,000
----------------------------------
Total long-term debt      $521,349
----------------------------------

     In December 1997, the Company extended the maturity date of the revolving credit agreement, totaling $170 million, to December 2002. The agreement contains several covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. There was no outstanding balance under this facility as of January 3, 1999.

     The Company borrows from time to time under informal lines of credit from various banks. On January 3, 1999, the Company had approximately $210 million of credit available under these lines, of which $36.4 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. It is the Company's intent to renew such borrowings as they mature. To the extent that these borrowings and the borrowings under the revolving credit facility described above do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

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

     On January 22, 1999, the Company filed a new $800 million shelf registration for debt and equity securities (which includes $200 million of unused availability from the prior shelf registration). The Company has not issued any securities under this shelf registration. The Company expects to use the proceeds from any future offerings under this registration for general corporate purposes, including repayment of debt, future acquisitions, capital expenditures and/or working capital.

     Prior to 1997, the Company had an arrangement under which it had the right to sell an undivided interest in a designated pool of trade accounts receivable for up to a maximum of $40 million. This arrangement was suspended during the fourth quarter of 1996. The discount on sales of trade accounts receivable was $1.7 million in 1996, and is included in "other income (expense), net."

     After taking into account all of the interest rate hedging activities, the Company has a weighted average interest rate of 7.3% for the debt portfolio as of January 3, 1999 compared to 7.1% at December 28, 1997, respectively. The Company's overall weighted average borrowing rate on its long-term debt was 7.1%, 7.0% and 7.1% for 1998, 1997 and 1996, respectively.

     As of January 3, 1999, after taking into account all of the interest rate hedging activities, approximately $121.5 million or 23.3% of the total debt portfolio was subject to changes in short-term interest rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     If average interest rates for the Company's debt portfolio increased by 1%, annual interest expense would have increased by approximately $1.9 million and net income for the year ended January 3, 1999 would have been reduced by approximately $1.2 million.


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

     Derivative financial instruments are summarized as follows:


                                      January 3, 1999             December 28, 1997
                                 -------------------------   ---------------------------
                                               Remaining                   Remaining
In Thousands                      Amount         Term         Amount         Term
------------------------------   -------      ------------   -------      -----------
Interest rate swaps-floating      $60,000     4.75 years      $ 60,000    5.75 years
Interest rate swaps-floating                                   100,000    11.5 years
Interest rate swaps-fixed          60,000     4.75 years        60,000    5.75 years
Interest rate swaps-fixed          50,000        6 years
Interest rate cap                  35,000      1.5 years        35,000     2.5 years

     The Company had four interest rate swaps with a notional amount of $170 million at January 3, 1999, compared to $220 million as of December 28, 1997. There was one new interest rate swap transaction during 1998. In October 1997, the Company added a $35 million interest rate cap with a strike rate of 7%. The counterparties to these contractual arrangements are a group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.

     In January 1998, the Company terminated two interest rate swaps with a total notional amount of $100 million. The gain of $6.5 million resulting from this termination (which is recorded in "other liabilities") will be amortized over 11.5 years, the remaining term of the initial swap agreement.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

     Fair values for the Company's interest rate swaps are based on current settlement values. The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:


                                                 January 3, 1999            December 28, 1997
                                             -------------------------   ------------------------
                                              Carrying       Fair         Carrying       Fair
In Thousands                                   Amount        Value         Amount        Value
--------------------------------------------------------------------------------------------------
Balance Sheet Instruments
 Public debt                                  $ 301,085     $312,118      $ 313,085     $327,486
 Non-public variable rate long-term debt        206,400      206,400        180,300      180,300
 Non-public fixed rate long-term debt            13,864       14,476         12,404       13,297
Off-Balance-Sheet Instruments
 Interest rate swaps                                          (2,030)                      1,854
 Interest rate cap                                                10                          80

     The fair values of the interest rate swaps at January 3, 1999 represent the estimated amounts the Company would have had to pay to terminate these agreements. The fair values of the interest rate swaps at December 28, 1997 and the fair values of the interest rate cap at January 3, 1999 and December 28, 1997 represent the estimated amounts the Company would have received upon termination of these agreements.


9. Commitments and Contingencies

     Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $28.9 million, $23.0 million and $27.0 million for 1998, 1997 and 1996, respectively.


     The following is a summary of future minimum lease payments for all operating leases as of January 3, 1999:


In Thousands
------------------------------
1999                              $ 29,464
------------------------------
2000                                26,223
------------------------------
2001                                23,086
------------------------------
2002                                20,623
------------------------------
2003                                14,749
------------------------------
Thereafter                          29,910
------------------------------    --------
Total minimum lease payments      $144,055
------------------------------    --------

     On January 15, 1999, the Company purchased approximately $155 million of equipment (principally vehicles and vending equipment) previously leased under various operating lease agreements. The cost of the equipment purchased approximated its guaranteed residual value as of January 3, 1999. The assets purchased will continue to be used in the distribution and sale of the Company's products.

     The Company is a member of a cooperative from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The current annual purchase commitment under this agreement is approximately $40 million.

     The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. The Company also guarantees a portion of debt for South Atlantic Canners, Inc., a manufacturing cooperative that is being managed by

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS the Company. See Note 13 to the consolidated financial statements for additional information concerning these financial guarantees. The total debt guarantees on January 3, 1999 and December 28, 1997 were $30.7 million and $31.1 million, respectively.

     The Company has entered into purchase agreements for aluminum cans on an annual basis through 2000 and 2001. The annual purchase commitment under these agreements for 1999 is approximately $80 million.

     The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. The Company believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.


10. Income Taxes

     The provision for income taxes on income before income taxes consisted of the following:


                                                                 Fiscal Year
                                                     -------------------------------
In Thousands                                          1998       1997        1996
--------------------------------------------------   ------     ------      ------
Current:
 Federal                                              $   --     $6,437       $  753
--------------------------------------------------   -------    -------     --------
Total current provision                                   --      6,437          753
--------------------------------------------------   -------    -------     --------
Deferred:
 Federal                                               6,378      1,346        6,798
 State                                                 1,989      1,282        2,009
 Expense of minimum pension liability adjustment                    (61)         (25)
--------------------------------------------------   -------    -------     --------
Total deferred provision                               8,367      2,567        8,782
--------------------------------------------------   -------    -------     --------
Income tax expense                                    $8,367     $9,004       $9,535
--------------------------------------------------   -------    -------     --------

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carry forwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:


                                           Jan. 3,       Dec. 28,
In Thousands                                1999           1997
---------------------------------------   --------       --------
Intangible assets                           $ 93,292      $ 96,477
Depreciation                                  17,627        31,002
Investment in Piedmont                        23,931        22,761
Lease obligations                             47,483
Other                                         22,479        15,471
---------------------------------------   ----------     ---------
Gross deferred income tax liabilities        204,812       165,711
---------------------------------------   ----------     ---------
Net operating loss carryforwards            (25,461)       (20,087)
Leased assets                               (22,385)
AMT Credit                                   (9,978)
Other                                       (33,181)       (40,184)
---------------------------------------   ----------     ---------
Gross deferred income tax assets            (91,005)       (60,271)
---------------------------------------   ----------     ---------
Deferred income tax liability              $113,807       $105,440
---------------------------------------   ----------     ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net current deferred tax assets of $6.9 million and $6.2 million were included in prepaid expenses and other current assets on January 3, 1999 and December 28, 1997, respectively.

     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:


                                                                 Fiscal Year
                                                     ------------------------------------
In Thousands                                          1998        1997        1996
--------------------------------------------------   ------      ------      ------
Statutory expense                                     $8,135      $8,495      $8,994
Amortization of franchise and goodwill assets            369         364         364
State income taxes, net of federal benefit               463         696         618
Cash surrender value of officers' life insurance        (565)         16         144
Postretirement benefits                                 (762)       (762)       (762)
Meals and entertainment                                  271         372         306
Lease inclusion related to fleet                          22          18          12
Other                                                    434        (195)       (141)
--------------------------------------------------   -------     -------     -------
Income tax expense                                    $8,367      $9,004      $9,535
--------------------------------------------------   -------     -------     -------

     The Company had $3.5 million of investment tax credits available to reduce future income tax payments for federal income tax purposes on January 3, 1999. These credits expire in varying amounts through 2001.

     On January 3, 1999, the Company had $62 million and $80 million of federal and state net operating losses, respectively, available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2008.


11. Capital Transactions

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

     Effective November 23, 1998, J. Frank Harrison, Jr. exchanged 792,796 shares of the Company's Common Stock for 792,796 shares of Class B Common Stock in a transaction previously approved by the Company's Board of Directors (the "Harrison Exchange"). Mr. Harrison already owned the shares of Common Stock used to make this exchange. This exchange took place in connection with a series of simultaneous transactions related to Mr. Harrison Jr.'s personal estate planning, the net effect of which was to transfer the entire ownership interest in the Company previously held by Mr. Harrison and certain Harrison family trusts into three Harrison

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS family limited partnerships. J. Frank Harrison, Jr., in his capacity of Manager for J. Frank Harrison Family, LLC (the general partner of the three family limited partnerships), exercises sole voting and investment power with respect to the shares of the Company's Common Stock and Class B Common Stock held by the family limited partnerships.

     Pursuant to a Stock Rights and Restriction Agreement dated January 27, 1989, between the Company and The Coca-Cola Company, in the event that the Company issues new shares of Class B Common Stock upon the exchange or exercise of any security, warrant or option of the Company which results in The Coca-Cola Company owning less than 20% of the outstanding shares of Class B Common Stock and less than 20% of the total votes of all outstanding shares of all classes of the Company, The Coca-Cola Company has the right, under the Stock Rights and Restrictions Agreement, to exchange shares of Common Stock for shares of Class B Common Stock in order to maintain its ownership of 20% of the outstanding shares of Class B Common Stock and 20% of the total votes of all outstanding shares of all classes of the Company. Under the Stock Rights and Restrictions Agreement, The Coca-Cola Company also has a preemptive right to purchase a percentage of any newly issued shares of any class as necessary to allow it to maintain ownership of both 29.67% of the outstanding shares of Common Stock of all classes and 22.59% of the total votes of all outstanding shares of all classes. Effective November 23, 1998, in connection with the Harrison Exchange and the related Harrison family limited partnership transactions, The Coca-Cola Company, in the exercise of its rights under the Stock Rights and Restrictions Agreement, exchanged 228,512 shares of the Company's Common Stock which it held for 228,512 shares of the Company's Class B Common Stock.


12. Benefit Plans

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

     The following tables set forth a reconciliation of the beginning and ending balances of the projected benefit obligation, a reconciliation of beginning and ending balances of the fair value of plan assets and funded status of the two Company-sponsored pension plans:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Fiscal Year
                                                      -----------------------
In Thousands                                             1998          1997
---------------------------------------------------   --------      --------
Projected benefit obligation at beginning of year      $67,001       $56,212
Service cost                                             2,586         2,158
Interest cost                                            4,934         4,543
Actuarial loss                                          10,763         6,557
Benefits paid                                           (2,515)       (2,469)
Changes in plan provisions                                 129
---------------------------------------------------   --------      --------
Projected benefit obligation at end of year            $82,898       $67,001
---------------------------------------------------   --------      --------
Fair value of plan assets at beginning of year         $70,876       $56,488
Actual return on plan assets                             4,257        13,455
Employer contributions                                   2,006         3,402
Benefits paid                                           (2,515)       (2,469)
---------------------------------------------------   --------      --------
Fair value of plan assets at end of year               $74,624       $70,876
---------------------------------------------------   --------      --------
                                                       Jan. 3,       Dec. 28,
                                                         1999          1997
---------------------------------------------------   --------      --------
Funded status of the plans                            $(8,274)      $ 3,875
Unrecognized transition asset                                           (70)
Unrecognized prior service cost                          (626)         (912)
Unrecognized net loss                                  16,975         4,179
---------------------------------------------------   --------      --------
Prepaid pension cost                                  $ 8,075       $ 7,072
---------------------------------------------------   --------      --------

     Net periodic pension cost for the Company-sponsored pension plans included the following:


                                                                    Fiscal Year
                                                     --------------------------------------
In Thousands                                           1998          1997          1996
--------------------------------------------------    ------        ------        ------
Service cost                                          $  2,586      $  2,158      $  2,218
Interest cost                                            4,934         4,543         4,288
Estimated return on plan assets                         (6,303)       (5,006)       (4,589)
Amortization of unrecognized transitional assets           (70)          (70)          (70)
Amortization of prior service cost                        (150)         (150)         (145)
Recognized net actuarial loss                                7            48           679
--------------------------------------------------   ---------     ---------     ---------
Net periodic pension cost                             $  1,004      $  1,523      $  2,381
--------------------------------------------------   ---------     ---------     ---------

     The weighted average rate assumptions used in determining pension costs and the projected benefit obligation were:


                                                                                1998     1997
-------------------------------------------------------------------------       ----     ----
Weighted average discount rate used in determining the actuarial present
 value of the projected benefit obligation                                      6.75%    7.50%
Weighted average expected long-term rate of return on plan assets               9.00%    9.00%
Weighted average rate of compensation increase                                  4.00%    4.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company provides a 401(k) Savings Plan for substantially all of its nonunion employees. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total cost for this benefit in 1998, 1997 and 1996 was $2.0 million, $1.7 million and $1.8 million, respectively.

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

     The Company provides postretirement benefits for substantially all of its nonunion employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.

     The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of fair value of plan assets and funded status of the Company's postretirement plan:


                                                           Fiscal Year
                                                   ---------------------------
In Thousands                                          1998          1997
------------------------------------------------   --------      --------
Benefit obligation at beginning of year             $ 32,460      $ 28,881
Service cost                                             604           446
Interest cost                                          2,350         2,289
Plan participants' contributions                         628           651
Actuarial loss                                         6,562         2,607
Benefits paid                                         (2,825)       (2,414)
------------------------------------------------   ---------     ---------
Benefit obligation at end of year                   $ 39,779      $ 32,460
------------------------------------------------   ---------     ---------
Fair value of plan assets at beginning of year      $     --      $     --
Employer contributions                                 2,197         1,763
Plan participants' contributions                         628           651
Benefits paid                                         (2,825)       (2,414)
------------------------------------------------   ---------     ---------
Fair value of plan assets at end of year            $     --      $     --
------------------------------------------------   ---------     ---------


                                                                Jan. 3,         Dec. 28,
                                                                  1999            1997
------------------------------------------------------------   --------        --------
Funded status of the plan                                      $(39,779)       $(32,460)
Unrecognized net loss                                            17,395          11,254
Unrecognized prior service cost                                    (320)           (344)
Contributions between measurement date and fiscal year end          474             404
------------------------------------------------------------   --------        --------
Accrued liability                                              $(22,230)       $(21,146)
------------------------------------------------------------   --------        --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of net periodic postretirement benefit cost were as follows:


                                                                   Fiscal Year
                                                     ----------------------------------
In Thousands                                          1998         1997         1996
--------------------------------------------------   ------       ------       ------
Service cost                                           $  604       $  446       $  402
Interest cost                                           2,350        2,290        1,259
Amortization of unrecognized transitional assets          (25)         (25)         (25)
Recognized net actuarial loss                             422          320           54
--------------------------------------------------   --------     --------     --------
Net periodic postretirement benefit cost               $3,351       $3,031       $1,690
--------------------------------------------------   --------     --------     --------

     The weighted average discount rates used to estimate the postretirement benefit obligation were 6.75% and 7.50% as of January 3, 1999 and December 28, 1997, respectively.

     The weighted average health care cost trend used in measuring the postretirement benefit expense was 6.0% in 1998, declining to 5.25% in 1999 and remaining at that level thereafter. A 1% increase or decrease in this annual cost trend would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:


                                                                In Thousands
                                                         -----------------------------
Impact on                                                1% Increase     1% Decrease
------------------------------------------------------   -------------   -------------
Postretirement benefit obligation at January 3, 1999     $5,873          $(4,782)
Net periodic postretirement benefit cost in 1998            686             (540)

13. Related Party Transactions

     The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases a substantial majority of its requirements of concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $225 million, $198 million and $185 million in 1998, 1997 and 1996, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. Additionally, the Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in bottling territories operated by the Company. Direct marketing funding support provided to the Company by The Coca-Cola Company was approximately $52 million, $41 million and $36 million in 1998, 1997 and 1996, respectively. Additionally, the Company earned approximately $16 million and $6 million in 1998 and 1997, respectively, related to cold drink infrastructure support. The marketing funding related to cold drink infrastructure support is covered under a multi-year agreement which includes certain annual performance requirements, the most significant of which relates to machine placements and case sales volume. The Company was in compliance with all such performance requirements in 1998. In addition, the Company paid approximately $28 million, $25 million and $20 million in 1998, 1997 and 1996, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.

     The Company has a production arrangement with Coca-Cola Enterprises Inc. ("CCE") to buy and sell finished product at cost. The Coca-Cola Company has significant equity interests in the Company and CCE. Also, CCE has a 5.8% equity interest in the Company's Common Stock. Sales to CCE under this agreement were $24.0 million, $22.0 million and $21.5 million in 1998, 1997 and 1996, respectively. Purchases from CCE under this arrangement were $15.3 million, $15.3 million and $14.8 million in 1998, 1997 and 1996, respectively.

     In December 1996, the Board of Directors awarded a retirement benefit to
J. Frank Harrison, Jr. for among other things, his past service to the Company. The Company recorded a non-cash, after-tax charge of $2.7 million in the fourth quarter of 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS related to this agreement. Additionally, the Company entered into an agreement for consulting services with J. Frank Harrison, Jr. beginning in 1997. Payments in 1998 and 1997 related to the consulting services agreement totaled $200,000 each year.

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product to Piedmont during 1998, 1997 and 1996 at cost, totaling $55.8 million, $42.6 million and $51.3 million, respectively. The Company received $14.2 million, $12.7 million and $11.4 million for management services pursuant to its management agreement with Piedmont for 1998, 1997 and 1996, respectively.

     Also, the Company subleased various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to approximately $7.1 million, $2.7 million and $1.5 million in 1998, 1997 and 1996, respectively. In addition, Piedmont subleased various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $1.6 million, $.9 million and $.6 million in 1998, 1997 and 1996, respectively.

     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement pursuant to which the Company leased the property for a 10-year term beginning on December 1, 1992. A North Carolina corporation owned entirely by J. Frank Harrison, Jr. serves as sole general partner of the limited partnership. The sole limited partner of this limited partnership is a trust as to which J. Frank Harrison, III and Reid M. Henson are co-trustees. The annual base rent the Company is obligated to pay for its lease of the Snyder Production Center is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $2.7 million, $2.6 million and $2.6 million in 1998, 1997 and 1996, respectively.

     On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison, III. Rent expense under this lease totaled $2.1 million, $2.1 million and $1.9 million in 1998, 1997 and 1996, respectively. On January 5, 1999, the Company entered into a new 10-year lease agreement with Beacon Investment Corporation which includes the Company's headquarters office building and an adjacent office facility. The annual base rent the Company is obligated to pay under this lease in 1999 is $2.8 million and is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using the Adjusted Eurodollar Rate as the measurement device.

     The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $50 million, $43 million and $46 million in 1998, 1997 and 1996, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. On January 3, 1999 and December 28, 1997, such guarantee amounted to approximately $20.0 million.

     The Company is a member of South Atlantic Canners, Inc., ("SAC"), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $1.2 million, $1.2 million and $1.4 million in 1998, 1997 and 1996, respectively. Also, the Company has guaranteed a portion of debt for SAC. Such guarantees were approximately $10.7 million and $10.5 million as of January 3, 1999 and December 28, 1997, respectively.

     The Company previously leased vending equipment from Coca-Cola Financial Corporation ("CCFC"), a subsidiary of The Coca-Cola Company. During 1996, the Company made lease payments to CCFC totaling $6.9 million. On January 14, 1997, the Company purchased all of the equipment under leases with CCFC for approximately $66.3 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company purchases certain computerized data management products and services related to inventory control and marketing program support from Data Ventures LLC ("Data Ventures"), a Delaware limited liability company in which the Company holds a 31.25% equity interest. Also, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, holds a 32.5% equity interest in Data Ventures. On September 30, 1997, Data Ventures obtained a $1.9 million unsecured line of credit from the Company, which expires in September 1999. Data Ventures was indebted to the Company for $1.2 million and $1.0 million as of January 3, 1999 and December 28, 1997, respectively. The Company purchased products and services from Data Ventures for approximately $237,000 and $253,000 in 1998 and 1997, respectively.


14. Earnings Per Share

     The following table sets forth the computation of basic net income per share and diluted net income per share:


In Thousands (Except Per Share Data)                                                      1998           1997           1996
---------------------------------------------------------------------------------         ----           ----           ----
Numerator:
Numerator for basic net income and diluted net income                                 $ 14,878       $ 15,266       $ 16,164
=================================================================================     ========       ========       ========
Denominator:
Denominator for basic net income per share -- weighted average common shares             8,365          8,407          9,280
Effect of dilutive securities -- Stock options                                             130            102             50
---------------------------------------------------------------------------------     --------       --------       --------
Denominator for diluted net income per share -- adjusted weighted average common
 shares                                                                                  8,495          8,509          9,330
=================================================================================     ========       ========       ========
Basic net income per share                                                            $   1.78       $   1.82       $   1.74
=================================================================================     ========       ========       ========
Diluted net income per share                                                          $   1.75       $   1.79       $   1.73
=================================================================================     ========       ========       ========

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

     Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. One collective bargaining contract expires during 1999.

     Material changes in the performance requirements or decreases in levels of marketing funding historically provided under our marketing programs with The Coca-Cola Company and other franchisers, or our inability to meet the performance requirements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the anticipated levels of such marketing funding support payments, would adversely affect future earnings. The Coca-Cola Company is under no obligation to continue marketing funding at past levels.


16. Supplemental Disclosures of Cash Flow Information

     Changes in current assets and current liabilities affecting cash, net of effects of acquisitions, were as follows:


                                                                                    Fiscal Year
                                                                   ------------------------------------------
In Thousands                                                          1998           1997            1996
----------------------------------------------------------------   ----------     ----------     ------------
Accounts receivable, trade, net                                      $ (1,304)      $ (4,234)      $ (38,820)
Accounts receivable from The Coca-Cola Company                         (5,401)        (1,779)          5,691
Accounts receivable, other                                                862           (793)            (82)
Inventories                                                            (2,050)        (7,910)         (2,798)
Prepaid expenses and other assets                                      (2,778)        (3,216)         (2,518)
Accounts payable and accrued liabilities                                  841         11,208          (7,534)
Accounts payable to The Coca-Cola Company                               1,086            859            (387)
Accrued compensation                                                    5,145           (207)            226
Accrued interest payable                                                1,287          2,926           3,894
Due to (from) Piedmont Coca-Cola Bottling Partnership                   2,444          3,879          (1,304)
----------------------------------------------------------------   ----------     ----------     -----------
(Increase) decrease in current assets less current liabilities       $    132       $    733       $ (43,632)
----------------------------------------------------------------   ----------     ----------     -----------

     Cash payments for interest and income taxes were as follows:


                                                Fiscal Year
                                  -----------------------------------
In Thousands                        1998         1997         1996
-------------------------------   -------      -------      -------
Interest                           $38,046      $23,908      $25,945
Income taxes (net of refunds)        1,925        8,366        5,465

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (Unaudited)

     Set forth below are unaudited quarterly financial data for the fiscal years ended January 3, 1999 and December 28, 1997.


                                                                                   Quarter
In Thousands (Except Per Share Data)                     -----------------------------------------------------
Year Ended January 3, 1999                                       1               2             3             4
--------------------------------------------------------------------------------------------------------------
Net sales                                                 $203,331       $ 241,415      $248,533      $235,223
Gross margin                                                84,934         104,378       105,452        98,819
Net income (loss)                                           (2,462)          9,389         6,995           956
Basic net income (loss) per share                             (.29)           1.12           .84           .11
Diluted net income (loss) per share                           (.29)           1.11           .82           .11
Weighted average number of common shares outstanding         8,365           8,365         8,365         8,365
Weighted average number of common shares
 outstanding -- assuming dilution                            8,493           8,496         8,499         8,491


                                                                                   Quarter
In Thousands (Except Per Share Data)                      ----------------------------------------------------
Year Ended December 28, 1997                                     1               2             3             4
--------------------------------------------------------------------------------------------------------------
Net sales                                                 $178,395       $ 208,174      $219,079      $196,493
Gross margin                                                78,945          93,781        94,113        82,409
Net income (loss)                                              104           9,141         6,637          (616)
Basic net income (loss) per share                              .01            1.09           .79          (.07)
Diluted net income (loss) per share                            .01            1.08           .78          (.07)
Weighted average number of common shares outstanding         8,535           8,365         8,365         8,365
Weighted average number of common shares
 outstanding -- assuming dilution                            8,624           8,448         8,467         8,489

The financial statement schedule required by Regulation S-X is set forth in response to Item 14 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in
Note 17 to the financial statements.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see the "Election of Directors" and "Certain Transactions" sections of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference. For information with respect to Section 16 reports for directors and executive officers of the Company, see the "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement for the 1999 Annual Meeting of Shareholders.



ITEM 11 - EXECUTIVE COMPENSATION

For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference (other than the subsections entitled "Report of the Compensation Committee on Annual Compensation of Executive Officers" and "Common Stock Performance," which are specifically excluded from such incorporation).



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information with respect to security ownership of certain beneficial owners and management, see the "Principal Shareholders" and "Election of Directors - Beneficial Ownership of Management" sections of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, see the "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" sections of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


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

        2.     Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts and Reserves

               All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.      Listing of Exhibits:



Exhibit Index
-------------


                                                                       Incorporated by Reference

Number       Description                                                   or Filed Herewith
------       -----------                                               -------------------------


  (1.1)      Underwriting Agreement dated November 1, 1995,            Exhibit 1.1 to the Company's
             among the Company, Citicorp Securities, Inc. and          Quarterly Report on Form 10-Q for
             Salomon Brothers, Inc.                                    the quarter ended October 1, 1995.

  (1.2)      Underwriting Agreement dated July 1, 1997 among           Exhibit 1.1 to the Company's
             the Company, Citicorp Securities, Inc. and                Quarterly Report on Form 10-Q for
             BancAmerica Securities, Inc.                              the quarter ended June 29, 1997.

  (3.1)      Bylaws of the Company, as amended.                        Exhibit 3.2 to theCompany's
                                                                       Registration Statement
                                                                       (No. 33-54657) on Form S-3.

  (3.2)      Restated Certificate of Incorporation of the Company.     Exhibit 3.1 to the Company's
                                                                       Registration Statement
                                                                       (No. 33-54657) on Form S-3.

  (4.1)      Specimen of Common Stock Certificate.                     Exhibit 4.1 to the Company's
                                                                       Registration Statement
                                                                       (No. 2-97822) on Form S-1.

  (4.2)      Specimen Fixed Rate Note under the Company's Medium-      Exhibit 4.1 to the Company's
             Term Note Program, pursuant to which it may issue,        Current Report on Form 8-K dated
             from time to time, up to $200 million aggregate           February 14, 1990.
             principal amount of its Medium-Term Notes, Series A.
 .
  (4.3)      Specimen Floating Rate Note under the Company's           Exhibit 4.2 to the Company's
             Medium-Term Note Program, pursuant to which it may        Current Report on Form 8-K
             issue, from time to time, up to $200 million aggregate    dated February 14, 1990.
             principal amount of its Medium-Term Notes, Series A.

  (4.4)      Indenture dated as of October 15, 1989 between the        Exhibit 4. to the Company's
             Company and Manufacturers Hanover Trust Company           Registration Statement
             of California, as Trustee, in connection with the         (No. 33-31784) on Form S-3
             Company's $200 million shelf registration of its Medium-  as filed on February 14, 1990.
             Term Notes, Series A, due from nine months to 30 years
             from date of issue.



  (4.5)      Selling Agency Agreement, dated as of February 14,        Exhibit 1.2 to the Company's
             1990, between the Company and Salomon Brothers and        Registration Statement
             Goldman Sachs, as Agents, in connection with the          (No. 33-31784) on Form S-3
             Company's $200 million Medium-Term Notes, Series A,       as filed on February 14, 1990.
             due from nine months to 30 years from date of issue.

  (4.6)      Form of Debenture issued by the Company to two            Exhibit 4.04 to the Company's
             shareholders of Sunbelt Coca-Cola Bottling Company,       Current Report on Form 8-K
             Inc. dated as of December 19, 1991.                       dated December 19, 1991.

  (4.7)      Commercial Paper Dealer Agreement, dated as of            Exhibit 4.14 to the Company's
             February 11, 1993, between the Company and Citicorp       Annual Report on Form 10-K for
             Securities Markets, Inc., as co-agent.                    the fiscal year ended January 3,
                                                                       1993.

  (4.8)      Amended and restated commercial paper agreement,          Exhibit 4.13 to the Company's
             dated as of November 14, 1994, between the Company        Annual Report on Form 10-K for
             and Goldman Sachs Money Markets, L.P.                     the fiscal year ended January 1,
                                                                       1995.

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

  (4.10)     First Omnibus Amendment to Purchase Agreements,           Exhibit 4.1 to the Company's
             dated as of June 26, 1995, by and among the Company,      Quarterly Report on Form 10-Q for
             as Seller, Corporate Receivables Corporation, as the      the quarter ended July 2, 1995.
             Investor, and Citicorp North America, Inc., individually
             and as agent.

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




  (4.13)     Loan Agreement dated as of November 20, 1995              Exhibit   4.13  to  the Company's
             between the Company and LTCB Trust Company, as            Annual  Report  on Form 10-K for
             Agent, and other banks named therein.                     the  fiscal  year ended December 31,
                                                                       1995.

  (4.14)     Amended and Restated Credit Agreement dated as of         Exhibit   4.14  to  the Company's
             December 21, 1995 between the Company and                 Annual  Report  on Form 10-K
             NationsBank, N.A., Bank of America National Trust         for the fiscal year ended
             and Savings Association and other banks named therein.    December 31, 1995.

  (4.15)     Amendment, dated as of July 22, 1997, to Loan             Exhibit 4.1 to the Company's
             Agreement dated November 20, 1995, between the            Quarterly Report on Form 10-Q
             Company and LTCB Trust Company, as Agent, and             for the quarter ended June 29,
             other banks named therein.                                1997.

  (4.16)     Form of the Company's 7.20% Debentures Due 2009.          Exhibit 4.2 to the
                                                                       Company's Quarterly
                                                                       Report on Form 10-Q for
                                                                       the quarter ended June 29, 1997.

  (10.1)     Employment Agreement of James L. Moore, Jr. dated as      Exhibit 10.2 to the Company's
             of March 16, 1987.  * *                                   Annual Report on Form 10-K for
                                                                       the fiscal year ended December 31,
                                                                       1986.

  (10.2)     Amendment, dated as of May 18, 1994, to Employment        Exhibit 10.84 to the Company's
             Agreement designated as Exhibit 10.1. * *                 Annual Report on Form 10-K for
                                                                       the fiscal year ended January 1,
                                                                       1995.

  (10.3)     Stock Rights and Restrictions Agreement by and            Exhibit 28.01 to the Company's
             between Coca-Cola Bottling Co. Consolidated and           Current Report on Form 8-K
             The Coca-Cola Company dated January 27, 1989.             dated January 27, 1989.

  (10.4)     Description and examples of bottling franchise            Exhibit 10.20 to the Company's
             agreements between the Company and The Coca-Cola          Annual Report on Form 10-K for
             Company.                                                  the fiscal year ended December 31,
                                                                       1988.

  (10.5)     Lease, dated as of December 11, 1974, by and between      Exhibit 19.6 to the Company's
             the Company and the Ragland Corporation, related to the   Annual Report on Form 10-K for
             production/ distribution facility in Nashville,           the fiscal year ended December 31,
             Tennessee.                                                1988.




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

  (10.8)     Supplemental Savings Incentive Plan, dated as of April 1, Exhibit 10.36 to the Company's
             1990 between certain Eligible Employees of the Company    Annual Report on Form 10-K for
             and the Company.  * *                                     the fiscal year ended December 30,
                                                                       1990.

  (10.9)     Description and example of Deferred Compensation          Exhibit 19.1 to the Company's
             Agreement, dated as of October 1, 1987, between Eligible  Annual Report on Form 10-K for
             Employees of the Company and the Company under            the fiscal year ended December 30,
             the Officer's Split-Dollar Life Insurance Plan.  * *      1990.

  (10.10)    Consolidated/Sunbelt Acquisition Agreement, dated as of   Exhibit 2.01 to the Company's
             December 19, 1991, by and among the Company and the       Current Report on Form 8-K
             shareholders of Sunbelt Coca-Cola Bottling Company, Inc.  dated December 19, 1991.

  (10.11)    Officer Retention Plan, dated as of January 1, 1991,      Exhibit 10.47 to the Company's
             between certain Eligible Officers of the Company and the  Annual Report on Form 10-K
             Company.  * *                                             for the fiscal year ended
                                                                       December 29, 1991.

  (10.12)    Acquisition Agreement, by and among Sunbelt Coca-Cola     Exhibit 10.50 to the Company's
             Bottling Company, Inc., Sunbelt Carolina Acquisition      Annual Report on Form 10-K
             Company Inc., certain of the common stockholders of       for the fiscal year ended
             Coca-Cola Bottling Co. Affiliated, Inc., and the stock-   December 29, 1991.
             holders of TRNH, Inc., dated as of November 7, 1989.

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

  (10.16)    Lease Agreement, dated as of November 30, 1992,           Exhibit 10.38 to the Company's
             between the Company and Harrison Limited                  Annual Report on Form 10-K
             Partnership One, related to the Snyder Production         for the fiscal year ended
             Center in Charlotte, North Carolina.                      January 3, 1993.

  (10.17)    Termination and Release Agreement dated as of             Exhibit 10.43 to the Company's
             March 27, 1992 by and among Sunbelt Coca-Cola             Annual Report on Form 10-K
             Bottling Company, Coca-Cola Bottling Co. Affiliated,      for the fiscal year ended
             Inc., the agent for holders of certain debentures of      January 3,1993.
             Sunbelt issued pursuant to a certain Indenture dated as
             of January 11, 1990, as amended, and Wilmington Trust
             Company which acted as trustee under the Indenture.

  (10.18)    Reorganization Plan and Agreement by and among            Exhibit 10.03 to the Company's
             Coca-Cola Bottling Co. Consolidated, Chopper              Quarterly Report on Form 10-Q for
             Acquisitions, Inc., Whirl-i-Bird, Inc. and                the quarter ended April 4, 1993.
             J. Frank Harrison, Jr.

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

  (10.27)    Aiken Definition and Adjustment Agreement, dated as of    Exhibit 2.02 to the Company's
             August 6, 1993, by and among Carolina Coca-Cola           Quarterly Report on Form 10-Q
             Bottling Partnership, Coca-Cola Ventures, Inc., Coca-Cola for the quarter ended July 4, 1993.
             Bottling Co. Consolidated, Carolina Coca-Cola Bottling
             Investments, Inc., The Coca-Cola Company and Palmetto
             Bottling Company.


  (10.28)    Amended and Restated Guaranty Agreement, dated as of      Exhibit 10.06 to the Company's
             July 15, 1993 re: Southeastern Container, Inc.            Quarterly Report on Form 10-Q
                                                                       for the quarter ended July 4, 1993.

  (10.29)    Agreement, dated as of December 23, 1993, between         Exhibit 10.1 to the Company's
             the Company and Western Container Corporation             Quarterly Report on Form 10-Q for
             covering purchase of PET bottles.                         the quarter ended October 2, 1994.

  (10.30)    Management Agreement, dated as of June 1, 1994, by        Exhibit 10.6 to the Company's
             and among Coca-Cola Bottling Co. Consolidated and         Quarterly Report on Form 10-Q for
             South Atlantic Canners, Inc.                              the quarter ended July 3, 1994.

  (10.31) Guaranty Agreement, dated as of July 22, 1994, between       Exhibit 10.7 to the Company's
             Coca-Cola Bottling Co. Consolidated and Wachovia          Quarterly Report on Form 10-Q
             Bank of North Carolina, N.A.                              for the quarter ended July 3, 1994.

  (10.32)    Selling Agency Agreement, dated as of March 3, 1995,      Exhibit 10.83 to the Company's
             between the Company, Salomon Brothers Inc. and            Annual Report on Form 10-K
             Citicorp Securities, Inc.                                 for the fiscal year ended
                                                                       January 1, 1995.

  (10.33)    Agreement, dated as of March 1, 1994, between the         Exhibit 10.85 to the Company's
             Company and South Atlantic Canners, Inc.                  Annual Report on Form 10-K for the
                                                                       fiscal year ended January 1, 1995.

  (10.34)    Stock Option Agreement, dated as of March 8, 1989,        Exhibit 10.86 to the Company's
             of J. Frank Harrison, Jr.  * *                            Annual Report on Form 10-K for the
                                                                       fiscal year ended January 1, 1995.

  (10.35)    Stock Option Agreement, dated as of August 9, 1989,       Exhibit 10.87 to the Company's
             of J. Frank Harrison, III.  * *                           Annual Report on Form 10-K for the
                                                                       fiscal year ended January 1, 1995.

  (10.36)    First Amendment to Credit Agreement, Line of Credit       Exhibit 10.8 to the Company's
             Note and Mortgage, and Reaffirmation of Term Note,        Quarterly Report on Form 10-Q
             Security Agreement, Guaranty Agreement and Addendum       for the quarter ended April 2, 1995.
             to Guaranty Agreement, dated as of March 31, 1995, by
             and among the Company, South Atlantic Canners, Inc.
             and Wachovia Bank of North Carolina, N.A.

  (10.37)    Guaranty Agreement and Addendum, dated as of              Exhibit 10.9 to the Company's
             March 31, 1995, between the Company and Wachovia          Quarterly Report on Form 10-Q for
             Bank of North Carolina, N.A.                              the quarter ended April 2, 1995.



  (10.38)    Can Supply Agreement, dated November 7, 1995, between     Exhibit 10.16 to the Company's
             the Company and American National Can Company.            Quarterly Report on Form 10-Q for
                                                                       the quarter ended October 1, 1995.

  (10.39)    Lease Agreement, dated as of July 17, 1988, between the   Exhibit 19.4 to the Company's
             Company and GE Capital Fleet Services covering            Quarterly Report on Form 10-Q for
             various vehicles.                                         the quarter ended March 31, 1990.

  (10.40)    Master Motor Vehicle Lease Agreement, dated as of         Exhibit 19.5 to the Company's
             December 15, 1988, between the Company and                Quarterly Report on Form 10-Q for
             Citicorp North America, Inc. covering various vehicles.   the quarter ended March 31, 1990.

  (10.41)    Master Lease Agreement, beginning on April 12, 1989,      Exhibit 19.6 to the Company's
             between the Company and Citicorp North America,           Quarterly Report on Form 10-Q for
             Inc. covering various equipment.                          the quarter ended March 31, 1990.

  (10.42)    Master Lease Agreement, dated as of January 7, 1992       Exhibit 10.01 to the Company's
             between the Company and Signet Leasing and Financial      Quarterly Report on Form 10-Q for
             Corporation covering various vehicles.                    the quarter ended March 29, 1992.

  (10.43)    Master Equipment Lease, dated as of February 9, 1993,     Exhibit 10.37 to the Company's
             between the Company and Coca-Cola Financial               Annual Report on Form 10-K for the
             Corporation covering various vending machines.            fiscal year ended January 3, 1993.

  (10.44)    Motor Vehicle Lease Agreement No. 790855, dated as of     Exhibit 10.39 to the Company's
             December 31, 1992, between the Company and Citicorp       Annual Report on Form 10-K for the
             Leasing, Inc. covering various vehicles.                  fiscal year ended January 3, 1993.

  (10.45)    Master Lease Agreement, dated as of February 18, 1992,    Exhibit 10.69 to the Company's
             between the Company and Citicorp Leasing, Inc.            Annual Report on Form 10-K for the
             covering various equipment.                               fiscal year ended January 2, 1994.

  (10.46)    Lease Agreement dated as of December 15, 1994 between     Exhibit 10.1 to the Company's
             the Company and BA Leasing & Capital Corporation.         Quarterly Report on Form 10-Q for
                                                                       the quarter ended April 2, 1995.

  (10.47)    Beverage Can and End Agreement dated November 9,          Exhibit 10.48 to the Company's
             1995 between the Company and Ball Metal Beverage          Annual Report on Form 10-K for the
             Container Group.                                          fiscal year ended December 31, 1995.

  (10.48)    Member Purchase Agreement, dated as of August 1,          Exhibit 10.49 to the Company's
             1994, between the Company and South Atlantic              Annual Report on Form 10-K
             Canners, Inc., regarding minimum annual purchase          for the fiscal year ended
             requirements of canned product by the Company.            December 31, 1995.

  (10.49)    Member Purchase Agreement, dated as of August 1,          Exhibit 10.50 to
             the Company's 1994, between the Company and South         Annual Report on Form 10-K
             Atlantic Canners, Inc., regarding minimum annual          for the fiscal year ended
             purchase requirements of 20 ounce PET product by          December 31,1995.
             by the Company.


  (10.50)    Member Purchase Agreement, dated as of August 1,          Exhibit  10.51  to  the Company's
             1994, between the Company and South Atlantic              Annual  Report  on Form 10-K
             Canners, Inc., regarding minimum annual purchase for      the fiscal year ended
             requirements of 2 Liter PET product by the Company.       December 31, 1995.

  (10.51)    Member Purchase Agreement, dated as of August 1,          Exhibit  10.52  to  the Company's
             1994, between the Company and South Atlantic              Annual  Report  on Form 10-K
             Canners, Inc., regarding minimum annual purchase          for the fiscal year ended
             requirements of 3 Liter PET product by the Company.       December 31, 1995.

  (10.52)    Description of the Company's 1999 Bonus Plan for          Exhibit included in this filing.
             officers.  * *

  (10.53)    Agreement for Consultation and Services between           Exhibit 10.54 to the Company's
             the Company and J. Frank Harrison, Jr. * *                Annual Report on Form 10-K for the
                                                                       fiscal year ended December 29, 1996.

  (10.54)    Agreement to assume liability for postretirement benefits Exhibit 10.55 to the Company's
             between the Company and Piedmont Coca-Cola                Annual Report on Form 10-K for
             Bottling Partnership.                                     the fiscal year ended December 29,
                                                                       1996.

  (10.55)    Participation Agreement (Coca-Cola Trust No. 97-1)        Exhibit 10.1 to the Company's
             dated as of April 10, 1997 between the Company (as        Quarterly Report on Form 10-Q
             Lessee), First Security Bank, National Association        for the quarter ended March 30,
             (solely as Owner Trustee under Coca-Cola Trust No. 97-1)  1997.
             and the other financial institutions listed therein.

  (10.56)    Master Equipment Lease Agreement (Coca-Cola Trust         Exhibit 10.2 to the Company's
             No. 97-1) dated as of April 10, 1997 between the          Quarterly Report on Form 10-Q
             Company (as Lessee) and First Security Bank, National     for the quarter ended March 30,
             Association (solely as Owner Trustee under Coca-Cola      1997.
             Trust No. 97-1).

  (10.57)    Franchise Asset Purchase Agreement, dated as of           Exhibit 10.58 to the Company's
             January 21, 1998, by and among Coca-Cola Bottling         Annual Report on Form 10-K for
             Company Southeast, Incorporated, as Seller, NABC,         the fiscal year ended December 28,
             Inc., an indirect wholly-owned subsidiary of              1997.
             Guarantor, as Buyer, and Coca-Cola Bottling Co.
             Consolidated, as Guarantor.

  (10.58)    Operating Asset Purchase Agreement, dated as of           Exhibit 10.59 to the Company's
             January 21, 1998, by and among Coca-Cola Bottling         Annual Report on Form 10-K for
             Company Southeast, Incorporated, as Seller, CCBC of       the fiscal year ended December 28,
             Nashville, L.P., an indirect wholly-owned subsidiary of   1997.
             Guarantor, as Buyer, and Coca-Cola Bottling Co.
             Consolidated, as Guarantor.

  (10.59)    Master Equipment Lease Agreement (1998 Transaction)       Exhibit 10.60 to the Company's
             (Coca-Cola Trust No. 97-1) dated as of January 14,        Annual Report on Form 10-K for
             1998 between the Company (as Lessee) and First            the fiscal year ended December 28,
             Security Bank, National Association (solely as Owner      1997.
             Trustee under Coca-Cola Trust No. 97-1).

  (10.60)    Participation Agreement (1998 Transaction) (Coca-Cola     Exhibit 10.61 to the Company's
             Trust No. 97-1) dated as of January 14, 1998 between      Annual Report on Form 10-K for
             the Company (as Lessee) and First Security Bank,          the fiscal year ended December 28,
             National Association (solely as OwnerTrustee under        1997.
             Coca-Cola Trust No. 97-1) and other financial institutions listed herein.

  (10.61)    Lease Agreement, dated as of January 5, 1999, between      Exhibit included in this filing.
             the Company and Beacon Investment Corporation,
             related to the Company's corporate headquarters and an
             adjacent office building in Charlotte, North Carolina.

  (10.62)    Coca-Cola Bottling Co. Consolidated Director Deferral     Exhibit 10.1 to the Company's
             Plan, dated as of  January 1, 1998.                       Quarterly Report on Form 10-Q
                                                                       for the quarter ended March 29,
                                                                       1998.

  (10.63)    Soft Toll Agreement for Aluminum Can Stock among          Exhibit included in this filing.
             the Company, The Coca-Cola Trading Company
             and Aluminum Company of America, dated as of
             December 22, 1998.

  (21.1)     List of subsidiaries.                                     Exhibit included in this filing.

  (23.1)     Consent of Independent Accountants to Incorporation by    Exhibit included in this filing.
             Reference into Form S-3 (Registration No. 33-4325) and
             Form S-3 (Registration No. 33-54657).

  (27.1)     Financial data schedule for period ended January 3,1999.  Exhibit included in this filing.

* Carolina Coca-Cola Bottling Partnership's name was changed to Piedmont Coca-Cola Bottling Partnership.

* * Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.



B.    Reports on Form 8-K

      A current report on Form 8-K was filed on February 19, 1999 related to the Company's purchase of equipment previously leased under various operating lease agreements.

                                                                     Schedule II

                       COCA-COLA BOTTLING CO. CONSOLIDATED

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)








                                                               Additions
                                                Balance at     Charged to                      Balance
                                                 Beginning     Costs and                       at End
Description                                      of  Year       Expenses       Deductions      of Year
-----------                                      --------       --------       ----------      -------

Allowance for  doubtful accounts:
---------------------------------

Fiscal year ended January 3, 1999               $   513         $   426         $  339        $   600
                                                =======         =======         ======        =======

Fiscal year ended December 28, 1997             $   410         $   492         $  389        $   513
                                                =======         =======         ======        =======

Fiscal year ended December 29, 1996             $   406         $   436         $  432        $   410
                                                =======         =======         ======        =======


                                          SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COCA-COLA BOTTLING CO. CONSOLIDATED

                                               (REGISTRANT)


Date: March 31, 1999        By: /s/        J. Frank Harrison, III
                               --------------------------------------------
                                           J. FRANK HARRISON, III
                                   CHAIRMAN  OF  THE  BOARD  OF DIRECTORS
                                       AND CHIEF  EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/  J. Frank Harrison, Jr.      Chairman Emeritus of the Board of        March 31,1999
     ----------------------------       Directors and Director
        J. FRANK HARRISON, JR.


By:   /s/ J. Frank Harrison, III       Chairman of the Board of Directors       March 31,1999
     ----------------------------       Chief Executive Officer and Directo
        J. FRANK HARRISON, III


By:   /s/  James L. Moore, Jr.         President and Chief Operating            March 31,1999
     ----------------------------       Officer and Director
        JAMES L. MOORE, JR.


By:   /s/  Reid M. Henson              Vice Chairman of the Board of            March 31,1999
     ----------------------------       Directors and Director
        REID M. HENSON


By:   /s/ H. W. McKay Belk             Director                                 March 31,1999
     ----------------------------
        H. W. MCKAY BELK


By:   /s/  John M. Belk                Director                                 March 31,1999
     ----------------------------
        JOHN M. BELK




By:   /s/ Evander Holyfield            Director                                 March 31,1999
     ----------------------------
        EVANDER HOLYFIELD


By:   /s/  H. Reid Jones               Director                                 March 31,1999
     ----------------------------
        H. REID JONES


By:   /s/  Ned R. McWherter            Director                                 March 31,1999
     ----------------------------
        NED R. MCWHERTER


By:   /s/  John W. Murrey, III         Director                                 March 31,1999
     ----------------------------
        JOHN W. MURREY, III


By:   /s/  Charles L. Wallace          Director                                 March 31,1999
     ----------------------------
        CHARLES L. WALLACE


By:   /s/  David V. Singer             Vice President and                       March 31,1999
     ----------------------------
        DAVID V. SINGER                 Chief Financial Officer


By:   /s/  Steven D. Westphal          Vice President and                       March 31,1999
     ----------------------------
        STEVEN D. WESTPHAL              Chief Accounting Officer
