Form 10-Q
period 1999-04-04
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1999-05-11
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended APRIL 4, 1999
                              ----------------------------

Commission File Number 0-9286
                      ------------------------------------

                       COCA-COLA BOTTLING CO. CONSOLIDATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                                  56-0950585
-----------------------------------------------            -------------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer Identification Number)
                organization)

              4100 COCA-COLA PLAZA, CHARLOTTE, NORTH CAROLINA 28211
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (704) 551-4400
                              ------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at  May 4, 1999
          ---------                               ------------------------------
Common Stock, $1 Par Value                                  6,023,739
Class B Common Stock, $1 Par Value                          2,341,108

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                            April 4,      Jan. 3,      March 29,
                                                              1999         1999           1998
                                                            --------    ----------   --------------
ASSETS

Current Assets:
Cash                                                      $   6,654     $   6,691      $    5,177
Accounts receivable, trade, less allowance for
 doubtful accounts of $611, $600 and $512                    58,372        57,217          52,599
Accounts receivable from The Coca-Cola Company               13,279        10,091          11,594
Due from Piedmont Coca-Cola Bottling Partnership                693                         1,931
Accounts receivable, other                                    6,371         7,997           5,983
Inventories                                                  43,035        41,010          40,154
Prepaid expenses and other current assets                    17,200        15,545          13,414
                                                          ---------     ---------      ----------
  Total current assets                                      145,604       138,551         130,852
                                                           --------      --------       ---------

Property, plant and equipment, net                          430,327       258,329         251,663
Leased property under capital leases, net                     9,306
Investment in Piedmont Coca-Cola Bottling Partnership        61,086        62,847          61,601
Other assets                                                 53,403        51,576          45,525
Identifiable intangible assets, less accumulated
 amortization of  $118,705, $116,015 and $107,937           250,483       253,156         259,620
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $31,423, $30,850 and $29,132                60,196        60,769          62,486
                                                           ---------     ---------      ----------


Total                                                    $1,010,405      $825,228        $811,747
                                                         ==========       ========       ========





See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                          April 4,       Jan. 3,        March 29,
                                                            1999           1999          1998
                                                         -----------    ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year            $117,544    $  30,115     $  72,733
Current portion of obligations under capital leases             4,176
Accounts payable and accrued liabilities                       69,082       72,623        65,609
Accounts payable to The Coca-Cola Company                       8,103        5,194         7,639
Due to Piedmont Coca-Cola Bottling Partnership                                 435
Accrued compensation                                            5,897       10,239         3,297
Accrued interest payable                                        9,715       15,325         9,515
                                                           ----------    ---------    ----------
  Total current liabilities                                   214,517      133,931       158,793
Deferred income taxes                                         118,247      120,659       110,142
Deferred credits                                                4,319        4,838         6,545
Other liabilities                                              59,695       58,780        56,275
Obligations under capital leases                                5,083
Long-term debt                                                599,329      491,234       475,272
                                                           ----------    ---------      --------
  Total liabilities                                         1,001,190      809,442       807,027
                                                            ---------    ---------      --------


Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized-30,000,000 shares;
 Issued-9,086,113, 9,086,113 and 10,107,421 shares              9,086        9,086        10,107
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares;
 Issued-2,969,222, 2,969,222 and 1,947,914 shares               2,969        2,969         1,948
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                 92,618       94,709       100,983
Accumulated deficit                                           (34,204)     (29,724)      (47,064)
                                                          ------------   ---------     ---------
                                                               70,469       77,040        65,974
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                     60,845       60,845        60,845
 Class B Common - 628,114 shares                                  409          409           409
                                                       --------------  -----------   -----------
  Total shareholders' equity                                    9,215       15,786         4,720
                                                        -------------    ---------    ----------

Total                                                      $1,010,405     $825,228      $811,747
                                                           ==========     ========      ========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)



                                                                               First Quarter
                                                                      -----------------------------
                                                                           1999             1998
                                                                      ----------         ----------

Net sales (includes sales to Piedmont of $15,181 and
 $12,203)                                                             $ 220,263           $ 203,331
Cost of sales, excluding depreciation shown below
 (includes $13,604 and $10,835 related to sales to Piedmont)            128,111             118,397
                                                                      ---------           ---------
Gross margin                                                             92,152              84,934
                                                                     ----------          ----------
Selling expenses, excluding depreciation shown below                     49,555              50,698
General and administrative expenses                                      18,669              15,781
Depreciation expense                                                     14,648               8,780
Amortization of goodwill and intangibles                                  3,262               3,175
                                                                    -----------         -----------
Income from operations                                                    6,018               6,500

Interest expense                                                         11,695               9,258
Other income (expense), net                                              (1,215)             (1,157)
                                                                    ------------         ----------
Income (loss) before income taxes                                        (6,892)             (3,915)
Income taxes (benefit)                                                   (2,412)             (1,453)
                                                                    -----------          ----------
Net income (loss)                                                   $    (4,480)         $   (2,462)
                                                                    ===========          ===========

Basic net income (loss) per share                                   $      (.54)         $     (.29)

Diluted net income (loss) per share                                 $      (.53)         $     (.29)

Weighted average number of common
 shares outstanding                                                       8,365               8,365

Weighted average number of common
 shares outstanding - assuming dilution                                   8,489               8,493

Cash dividends per share
 Common Stock                                                       $       .25          $      .25
 Class B Common Stock                                               $       .25          $      .25





See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands





                                                          Capital
                                            Class B        in
                              Common        Common        Excess of        Accumulated       Treasury
                              Stock         Stock         Par Value          Deficit          Stock
                            ---------     ---------     -----------       -------------    -------------


Balance on
 December 28, 1997          $ 10,107      $  1,948      $ 103,074        $ (44,602)         $ 61,254
Net loss                                                                    (2,462)
Cash dividends
 paid                                                      (2,091)
                             --------      --------      --------        ---------         ---------
Balance on
 March 29, 1998             $ 10,107      $  1,948      $ 100,983        $ (47,064)         $ 61,254
                             ========      ========      ========        =========         =========




Balance on
 January 3, 1999           $   9,086      $  2,969       $ 94,709        $ (29,724)         $ 61,254
Net loss                                                                    (4,480)
Cash dividends
 paid                                                      (2,091)
                            ---------     ----------     ----------      ----------         ----------
Balance on
 April 4, 1999              $   9,086      $ 2,969       $ 92,618        $ (34,204)         $ 61,254
                             =========     ========      =========       ==========         ==========




See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands



                                                                        First Quarter
                                                                 ---------------------------
                                                                    1999            1998
                                                                 ----------      -----------
Cash Flows from Operating Activities
Net income (loss)                                                  $  (4,480)      $  (2,462)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation expense                                                14,648           8,780
  Amortization of goodwill and intangibles                             3,262           3,175
  Deferred income taxes (benefit)                                     (2,412)         (1,453)
  Losses on sale of property, plant and equipment                        725             729
  Amortization of debt costs                                             150             149
  Amortization of deferred gain related to terminated
    interest rate swaps                                                 (141)           (141)
  Undistributed losses of Piedmont Coca-Cola Bottling
    Partnership                                                        1,761           1,725
  Increase in current assets less current liabilities                (18,108)        (11,402)
  Increase in other noncurrent assets                                 (1,978)         (2,556)
  (Decrease) increase in other noncurrent liabilities                    804            (173)
  Other                                                                 (126)              3
                                                                    ----------- -------------
Total adjustments                                                     (1,415)         (1,164)
                                                                   ---------      -----------
Net cash used in operating activities                                 (5,895)         (3,626)
                                                                   ---------      -----------

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                         108,095
Increase in current portion of long-term debt                         87,429          60,733
Payments on long-term debt                                                           (18,517)
Cash dividends paid                                                   (2,091)         (2,091)
Payments on capital lease obligations                                 (1,045)
Proceeds from interest rate swap termination                                           6,480
Debt fees paid                                                          (185)            (11)
Other                                                                   (268)             82
                                                                  ----------      ----------
Net cash provided by financing activities                            191,935          46,676
                                                                    --------        --------

Cash Flows from Investing Activities
Additions to property, plant and equipment                          (186,101)         (8,906)
Proceeds from the sale of property, plant and equipment                   41              10
Acquisition of companies, net of cash acquired                           (17)        (33,404)
                                                                     ---------        --------
Net cash used in investing activities                               (186,077)        (42,300)
                                                                    --------        --------
Net increase (decrease)  in cash                                         (37)            750
Cash at beginning of period                                            6,691           4,427
                                                                  ----------       ---------

Cash at end of period                                              $   6,654       $   5,177
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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999 filed with the Securities and Exchange Commission.

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

                                                                                First Quarter
                                                                           ---------------------
In Thousands                                                               1999         1998
-------------------------------------------------------------------------------------------------

Net sales                                                           $  63,326       $  57,358
Gross margin                                                           27,651          24,725
Income (loss) from operations                                            (248)           (219)
Net loss                                                               (3,522)         (3,450)



3. Inventories

Inventories are summarized as follows:

                                                           Apr. 4,        Jan. 3,      Mar. 29,
In Thousands                                                1999          1999           1998
-------------------------------------------------------------------------------------------------

Finished products                                        $27,125       $26,300        $24,066
Manufacturing materials                                   11,340        10,382         12,684
Plastic pallets and other                                  4,570         4,328          3,404
                                                         ---------     ---------      ---------

Total inventories                                        $43,035       $41,010        $40,154
                                                         =======       =======        =======


Substantially all merchandise inventories are valued by the LIFO method. The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $3.2 million, $3.2 million and $2.7 million on April 4, 1999, January 3, 1999 and March 29, 1998, respectively, as a result of inventory premiums associated with certain acquisitions.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                April 4,        Jan. 3,      March 29,    Estimated
In Thousands                                      1999           1999          1998      Useful Lives
-----------------------------------------------------------------------------------------------------
Land                                           $  11,781      $  11,781     $   9,685
Buildings                                         81,566         81,527        80,807    10-50 years
Machinery and equipment                           88,933         84,047        79,234     5-20 years
Transportation equipment                          99,053         60,620        57,794     4-10 years
Furniture and fixtures                            27,978         26,395        26,081     7-10 years
Vending equipment                                272,508        152,163       143,997     6-13 years
Leasehold and land improvements                   34,203         33,894        30,395     5-20 years
Construction in progress                          22,556          4,532         5,867
----------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost     638,578        454,959       433,860
Less: Accumulated depreciation                   208,251        196,630       182,197
----------------------------------------------------------------------------------------------------

Property, plant and equipment, net              $430,327       $258,329      $251,663
----------------------------------------------------------------------------------------------------

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




5.      Leased Property Under Capital Leases

The category and terms of the capital leases were as follows:

In Thousands                                            April 4, 1999                     Terms
-------------------------------------------------------------------------------------------------
Transportation equipment                                    $10,433                     1-4 years
Less:  Accumulated amortization                               1,127
                                                            -------
Leased property under capital leases, net                   $ 9,306
                                                            =======

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

6. Long-Term Debt

Long-term debt is summarized as follows:

                                                    Fixed(F) or
                                           Interest  Variable   Interest    April 4,   Jan. 3,     Mar. 29,
In Thousands                    Maturity     Rate    (V)Rate     Paid        1999       1999         1998
------------------------------------------------------------------------------------------------------------
Lines of Credit                2002        5.13% -       V     Varies     $177,014    $36,400     $20,400
                                           5.25%

Revolving Credit               2002        5.17%         V     Varies       85,000

Term Loan Agreement            2004        5.76%         V     Varies       85,000     85,000      85,000

Term Loan Agreement            2005        5.76%         V     Varies       85,000     85,000      85,000

Medium-Term Notes              1998        6.28%         V     Quarterly                           10,000

Medium-Term Notes              1998       10.05%         F     Semi-                                2,000
                                                                annually

Medium-Term Notes              1999        7.99%         F     Semi-                   28,585      28,585
                                                                annually

Medium-Term Notes              2000       10.00%         F     Semi-        25,500     25,500      25,500
                                                                annually

Medium-Term Notes              2002        8.56%         F     Semi-        47,000     47,000      47,000
                                                                annually

Debentures                     2007        6.85%         F     Semi-       100,000    100,000     100,000
                                                                annually

Debentures                     2009        7.20%         F     Semi-       100,000    100,000     100,000
                                                                annually

Other notes payable            1999 -      7.33% -       F     Varies       12,359     13,864      44,520
                               2001       10.00%
                                                                   ---------------------------------------
                                                                           716,873    521,349     548,005
Less: Portion of long-term
 debt payable within one year                                              117,544     30,115      72,733
----------------------------------------------------------------------------------------------------------

Long-term debt                                                            $599,329   $491,234    $475,272
----------------------------------------------------------------------------------------------------------


   Coca-Cola Bottling Co. Consolidated
   Notes to Consolidated Financial Statements (Unaudited)



   6.  Long-Term Debt (cont.)

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

   The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $32.8 million, $30.7 million and $30.3 million as of April 4, 1999, January 3, 1999 and March 29, 1998, respectively.

   Coca-Cola Bottling Co. Consolidated
   Notes to Consolidated Financial Statements (Unaudited)



   7.  Derivative Financial Instruments

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

   The Company had weighted average interest rates for its debt portfolio of approximately 6.4%, 7.3% and 7.1% as of April 4, 1999, January 3, 1999 and March 29, 1998, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7.1% during the first quarter of 1998 to an average of 6.5% during the first quarter of 1999. After taking into account the effect of all of the interest rate swap activities, approximately 48%, 23% and 21% of the total debt portfolio was subject to changes in short-term interest rates as of April 4, 1999, January 3, 1999 and March 29, 1998, respectively.

   A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first quarter of 1999 by approximately $0.7 million and the net loss for the first quarter ended April 4, 1999 would have been increased by approximately $0.4 million.

   Derivative financial instruments were as follows:

                                    April 4, 1999       January 3, 1999             March  29, 1998
                               -------------------------------------------------------------------------
                                          Remaining             Remaining                Remaining
 In Thousands                     Amount     Term      Amount      Term        Amount       Term
   ----------------------------------------------------------------------------------------------------
   Interest rate swaps-floating  $ 60,000  4.5 years   $ 60,000  4.75 years    $ 60,000    5.5  years
   Interest rate swaps-fixed       60,000  4.5 years     60,000  4.75 years      60,000    5.5  years
   Interest rate swaps-fixed       50,000  5.75 years    50,000  6 years         50,000    6.75 years

   Interest rate cap               35,000  1.25 years    35,000  1.5 years       35,000    2.25 years

   In January 1998, the Company terminated two floating rate interest swaps with a total notional amount of $100 million. The gain of $6.5 million resulting from this termination will be amortized over 11.5 years, the remaining term of the initial swap agreements.

   Coca-Cola Bottling Co. Consolidated
   Notes to Consolidated Financial Statements (Unaudited)



   7. Derivative Financial Instruments (cont.)


   The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                      April 4, 1999       January 3, 1999           March 29, 1998
                                      -----------        ----------------          ----------------
                                    Carrying   Fair      Carrying    Fair         Carrying    Fair
In Thousands                         Amount    Value      Amount     Value          Amount    Value
-------------------------------------------------------------------------------------------------------

Balance Sheet Instruments
    Public debt                    $272,500   $282,991    $301,085   $312,118   $313,085    $326,544
    Non-public variable rate
     long-term debt                 432,014    432,014     206,400    206,400    190,400     190,400
    Non-public fixed rate
     long-term debt                  12,359     13,012      13,864     14,476     44,520      45,456

Off-Balance-Sheet Instruments
    Interest rate swaps                           (225)                (2,030)                (2,450)
    Interest rate cap                                2                     10                     41

   The fair values of the interest rate swaps at April 4, 1999, January 3, 1999 and March 29, 1998 represent the estimated amounts the Company would have had to expense to terminate these agreements. The fair values of the interest rate cap at April 4, 1999, January 3, 1999 and March 29, 1998 represent the estimated amount the Company would have received upon termination of this agreement.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


8.   Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisition, were as follows:

                                                                             First Quarter
                                                                     -------------------------
In Thousands                                                          1999            1998
----------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                  $  (1,155)      $   3,286
Accounts receivable, The Coca-Cola Company                          (3,188)         (6,904)
Accounts receivable, other                                           1,626           2,820
Inventories                                                         (2,025)         (1,228)
Prepaid expenses and other current assets                           (1,655)           (518)
Accounts payable and accrued liabilities                            (3,541)         (6,146)
Accounts payable, The Coca-Cola Company                              2,909           3,531
Accrued compensation                                                (4,342)         (1,798)
Accrued interest payable                                            (5,610)         (4,523)
Due to (from) Piedmont Coca-Cola Bottling Partnership               (1,127)             78
                                                                 ---------     -----------

Increase in current assets less current liabilities               $(18,108)       $(11,402)
                                                                  ========        ========

9.  Subsequent Event

On April 26, 1999, the Company issued $250 million of 10-year debentures at a fixed interest rate of 6.375% under the Company's $800 million shelf registration filed in January 1999. The Company subsequently entered into 10-year floating interest rate swap agreements for $100 million related to these debentures. The proceeds from the issuance of these debentures were used to reduce amounts outstanding under the revolving credit facility and the informal lines of credit.

10.  Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share.

                                                               First Quarter
                                                          ----------------------
In Thousands (Except Per Share Data)                      1999              1998
--------------------------------------------------------------------------------

Numerator:
----------
Numerator for basic net income and diluted net income   $(4,480)        $(2,462)


Denominator:
------------
Denominator for basic net income per share - weighted
 average common shares                                    8,365           8,365

Effect of dilutive securities - Stock options               124             128
                                                         ------         -------

Denominator for diluted net income per share-
 adjusted weighted average common shares                  8,489           8,493
                                                         ======         =======

Basic net income per share                              $  (.54)        $  (.29)
                                                        =======         =======

Diluted net income per share                            $  (.53)        $  (.29)
                                                        =======         =======


11.  Estimates and Assumptions

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION:

The following discussion presents management's analysis of the results of operations for the first three months of 1999 compared to the first three months of 1998 and changes in financial condition from March 29, 1998 and January 3, 1999 to April 4, 1999.

The Company reported a net loss of $4.5 million or $.54 per share for the first quarter of 1999 compared with a net loss of $2.5 million or $.29 per share for the same period in 1998. The first quarter of 1999 was highlighted by volume growth of 6%, significantly outpacing the U.S. soft drink industry average growth. This growth in the first quarter is on top of 11% volume growth for all of 1998.

The decline in earnings from the first quarter of the prior year reflects the Company's continued investment in its selling infrastructure including vehicles, sales personnel, cold drink equipment and the additional support personnel required to service the cold drink equipment. Expenses related to the continued infrastructure investments are recognized throughout the year although the benefit from these investments is disproportionately realized during the seasonally higher volume periods in the second and third quarters. To the extent the Company continues to make such infrastructure investments, earnings in the lower volume periods of the fiscal year, typically the first and fourth quarters, may be lower than prior periods.

The Company signed an Agreement and Plan of Merger effective March 26, 1999 to acquire a Coca-Cola bottler with territory covering certain parts of South Carolina. The acquisition is expected to close during the second quarter of 1999.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.


RESULTS OF OPERATIONS:

The first quarter of 1999 was highlighted by a sales volume increase of 6%, a net selling price increase of 1.5% and 8% growth in gross margin. Net sales for the first quarter of 1999 increased 8% from the first quarter of 1998 driven by the volume and selling price increases. The strong volume growth of 6%, on top of 11% volume growth in 1998, was attributable to focused marketing initiatives and the additional cold drink equipment the Company has placed.

The sales volume growth was highlighted by continued strong performance from Sprite, with volume growth of 11% for the quarter. Non-carbonated beverages experienced outstanding volume growth of 70% from the first quarter of 1998. The growth in non-carbonated beverages, including POWERaDE, Fruitopia, Cool from Nestea and bottled water, is on top of 70% volume growth for all of 1998.

Cost of sales on a per case basis increased approximately 2.5% over the same period in 1998. The increase in cost of sales is primarily due to price increases for concentrate the Company purchases from The Coca-Cola Company and other beverage companies.

Gross margin increased by 8% primarily due to the increased volume and net selling price. Gross margin as a percentage of sales was unchanged from the first quarter of 1998.

Selling expenses for the first quarter of 1999 decreased 2% over the first quarter of 1998. The decrease in selling expenses resulted from a reduction in lease expense and an increase in marketing funding support, offset somewhat by increased employment costs reflecting additional sales personnel added to support the Company's growth, higher sales commission costs related to the sales volume increase, increased marketing costs and increased expenses related to sales development programs.

During January 1999, the Company purchased $155 million of equipment that had previously been leased. The Company used a combination of its revolving credit facility and its informal lines of credit with certain banks to finance this purchase. As a result of this transaction, lease expense for the first quarter of 1999 declined by $3.4 million or 57%. Additionally, the terms of certain leases that were previously recorded as operating leases were changed during the first quarter of 1999. Due to the changes in the terms of these leases, they are now accounted for as capital leases.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 1999, it is not obligated to do so under the Company's Master Bottle Contract. Also, The Coca-Cola Company has agreed to provide additional marketing funding under a multi-year program to support the Company's cold drink infrastructure. Total marketing funding and infrastructure support from The Coca-Cola Company and other beverage companies in the first quarter of 1999 and 1998 was $12.0 million and $9.6 million, respectively.

General and administrative expenses increased by 18% primarily due to wage increases necessary to compete in highly competitive labor markets, management incentive programs that were not in place during the first quarter of 1998 and costs associated with additional administrative personnel to support the Company's accelerated growth. The increase in general and administrative expenses reflects the Company's commitment to ensuring that the appropriate administrative infrastructure is available to support the Company's accelerated growth objectives.

Depreciation expense increased by $5.9 million or 67% from the first quarter of 1998 to the first quarter of 1999. This increase was due primarily to the purchase of previously leased equipment, as discussed above, and to the significant investments the Company continues to make in cold drink equipment. Depreciation expense is recognized on a straight-line basis throughout the year while the revenue generated by these cold drink assets tends to be more seasonal, with the majority of the revenue realized in the second and third quarters.

Interest expense of $11.7 million increased by $2.4 million or 26% from the first quarter of 1998. The increase is due to additional borrowings used primarily to purchase previously leased equipment and the acquisition of two Coca-Cola bottlers during 1998. The Company's overall weighted average interest rate decreased from an average of 7.1% during the first quarter of 1998 to an average of 6.5% during the first quarter of 1999.


CHANGES IN FINANCIAL CONDITION:

Working capital decreased $73.5 million from January 3, 1999 and decreased $41.0 million from March 29, 1998 to April 4, 1999. The decrease from January 3, 1999 is primarily attributable to increases in the current portion of long-term debt of $87.4 million and the current portion of obligations under capital leases of $4.2 million, offset by a decrease in accounts payable and accrued liabilities of $3.5 million, a decrease in accrued compensation of $4.3 million and a decrease in accrued interest of $5.6 million. The change in accrued compensation relates primarily to the timing of management incentive payments. The change in accrued interest relates to the timing of interest payments on the Company's long-term debt.

Working capital decreased by $41.0 million from March 29, 1998 due to increases in the current portion of long-term debt of $44.8 million, the current portion of obligations under capital leases of $4.2 million and in accounts payable and accrued liabilities of $3.5 million. The decrease in working capital from March 29, 1998 is offset somewhat by increases in trade accounts receivable of $5.8 million and an increase in prepaid expenses and other current assets of $3.8 million. The increase in trade accounts receivable is due to the sales volume growth over the prior year. The increase in prepaid expenses and other current assets is due to the timing of advance rental payments, higher estimated federal income tax payments and an increase of marketing merchandise.

Capital expenditures in the first quarter of 1999 were $186.1 million compared to $8.9 million in the first quarter of 1998. The significant increase in capital expenditures in the first quarter of 1999 relates primarily to the purchase of $155 million of previously leased equipment. In addition, the Company is purchasing its fleet requirements in 1999, whereas in 1998, the Company leased its additional fleet requirements.

Long-term debt increased by $124.1 million from March 29, 1998 and $108.1 million from January 3, 1999. The increases from March 29,1998 and January 3, 1999 are primarily due to the purchase of $155 million of leased equipment previously discussed.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of April 4, 1999, the Company had $85.0 million outstanding under the revolving credit facility and $177.0 million outstanding under the informal lines of credit. Since the amounts outstanding under the revolving credit facility and the informal lines of credit exceed $170 million, the excess amount of $92.0 million is classified as a current liability.

On April 26, 1999 the Company issued $250 million of 10-year debentures at a fixed interest rate of 6.375% under the Company's $800 million shelf registration filed in January 1999. The Company subsequently entered into 10-year floating interest rate swap agreements for $100 million. The proceeds from the issuance of these debentures were used to reduce the amounts outstanding under the revolving credit facility and the informal lines of credit.

As of April 4, 1999 the debt portfolio had a weighted average interest rate of approximately 6.4% and approximately 48% of the total portfolio of $716.9 million was subject to changes in short-term interest rates. On April 26, 1999 after the Company issued $250 million of 10-year debentures, approximately 27% of the total debt portfolio was subject to changes in short-term interest rates.

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

The Company began work on the Year 2000 compliance issue in 1997. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to non-IT embedded software and equipment and addressing the compliance of key suppliers and customers. The project has four phases: assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment and testing that each is Year 2000 compliant.

With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, the assessment and definition of strategies phases have been completed. It is estimated that 90% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by the end of August 1999. The testing phase has begun and is expected to be completed by the end of the third quarter of 1999.

Approximately 80% of the internal application development resources were committed to Year 2000 remediation efforts in 1997, 1998 and the first quarter of 1999. The Company expects that approximately 70% of its internal application development resources will be committed to this effort in the second quarter of 1999. The Company has also utilized contract programmers to identify Year 2000 noncompliance problems and modify code.

With respect to addressing issues related to non-IT embedded software and equipment, which principally exists in the Company's four manufacturing plants, the assessment and definition of strategies phases have been completed. Approximately 80% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by the middle of the third quarter of 1999. Testing is expected to be completed by the end of third quarter of 1999.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company operations. We have initiated efforts to evaluate the status of our most critical suppliers' progress. This process of evaluating our critical suppliers is scheduled for completion by mid-1999. Options to reduce the risks of interruption due to supplier failures include identification of alternate suppliers and accumulation of inventory to assure production capability, where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

The Company is also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels, increased bad debt write-offs and cash flow reductions. While these events are possible, the Company's customer base is broad enough to minimize somewhat the effects of a single occurrence. The Company's evaluation of critical customers' progress toward mitigating Year 2000 exposures is ongoing. However, the Company expects to complete its evaluation of the majority of its critical customers by mid-1999.

The Company has begun the process of developing contingency plans for those areas that are critical to our business. These contingency plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, where possible. The major efforts related to contingency planning will occur in the first nine months of 1999.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $4.5 million to $5.5 million, of which approximately $4.0 million has been spent to date. These costs are being expensed as they are incurred and are being funded through operating cash flow. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be $4.5 million), substantially all of which would be capitalized, are not included in the above estimates.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such "forward- looking statements" include information relating to, among other matters, the Company's future prospects, developments and business strategies for its operations. These forward-looking statements are identified by their use of terms and phrases such as "expect", "estimate", "project", "believe" and similar terms and phrases. Such forward-looking statements are contained in various sections of this Quarterly Report.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors they believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from that suggested or described in this Quarterly Report or in such other documents. These risks include, but are not limited to (A) risks associated with any changes in the historical level of marketing funding support which the Company receives from The Coca-Cola Company, (B) risks associated with interruptions in the Company's business operations as a result of any failure to adequately correct the Year 2000 computer problem in any systems or equipment of the Company or one of its major suppliers or customers and (C) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. You are cautioned that any such statements are not guarantees of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those expected, estimated or projected.

                           PART II - OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit
        Number        Description

        1.1 Underwriting Agreement dated April 21, 1999, among the Company, Salomon Smith Barney Inc. and other parties named within.

        4.1           Form of the Company's 6.375% Debentures due 2009.

        27            Financial data schedule for period ended April 4, 1999.



(b)     Reports on Form 8-K

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


                                            COCA-COLA BOTTLING CO. CONSOLIDATED
                                                      (REGISTRANT)


Date:  May 11, 1999                By:      /s/ David V. Singer
                                       ----------------------------------------
                                                David V. Singer
                                   Principal Financial Officer of the Registrant
                                                       and
                                      Vice  President  - Chief Financial Officer