Form 10-Q
period 1999-07-04
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1999-08-17
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended                    JULY 4, 1999
                                      ---------------------------------------


Commission File Number                            0-9286
                                      ---------------------------------------

                       COCA-COLA BOTTLING CO. CONSOLIDATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 56-0950585
(State or other jurisdiction of incorporation or      (I.R.S. Employer
                        organization)                 Identification Number)

              4100 COCA-COLA PLAZA, CHARLOTTE, NORTH CAROLINA 28211
               (Address of principal executive offices) (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at July 30, 1999
          -----                                  ----------------------------
Common Stock, $1 Par Value                                 6,392,252
Class B Common Stock, $1 Par Value                         2,341,077

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 In Thousands (Except Share Data)


                                                                          July 4,         Jan. 3,          June 28,
                                                                           1999            1999              1998
                                                                           ----            ----              ----
ASSETS

Current Assets:
Cash                                                                 $      8,209       $    6,691        $    5,518
Accounts receivable, trade, less allowance for
 doubtful accounts of $649, $600 and $528                                  73,186           57,217            62,320
Accounts receivable from The Coca-Cola Company                              9,793           10,091            12,971
Due from Piedmont Coca-Cola Bottling Partnership                            6,187                                127
Accounts receivable, other                                                  5,542            7,997             7,752
Inventories                                                                48,772           41,010            46,536
Prepaid expenses and other current assets                                  18,030           15,545            15,821
                                                                       ----------       ----------        ----------
  Total current assets                                                    169,719          138,551           151,045
                                                                        ---------        ---------         ---------

Property, plant and equipment, net                                        446,286          258,329           257,417
Leased property under capital leases, net                                  12,368
Investment in Piedmont Coca-Cola Bottling Partnership                      61,302           62,847            62,999
Other assets                                                               62,627           51,576            45,879
Identifiable intangible assets, less accumulated
 amortization of $121,478, $116,015 and $110,630                          285,119          253,156           257,757
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $31,995, $30,850 and $29,705                              59,623           60,769            61,914
                                                                        ---------       ----------         ---------


Total                                                                  $1,097,044         $825,228          $837,011
                                                                       ==========         ========          ========




See Accompanying Notes to Consolidated Financial Statements




Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)
                                                                         July 4,           Jan. 3,          June 28,
                                                                           1999              1999             1998
                                                                           ----              ----             ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Portion of long-term debt payable within one year                     $     25,530         $ 30,115         $  60,884
Current portion of obligations under capital leases                          5,081
Accounts payable and accrued liabilities                                    76,942           72,623            67,117
Accounts payable to The Coca-Cola Company                                    5,052            5,194             9,985
Due to Piedmont Coca-Cola Bottling Partnership                                                  435
Accrued compensation                                                         6,964           10,239             4,944
Accrued interest payable                                                    12,981           15,325            14,273
                                                                        ----------        ---------         ---------
  Total current liabilities                                                132,550          133,931           157,203
Deferred income taxes                                                      116,748          120,659           115,680
Deferred credits                                                             3,754            4,838             5,968
Other liabilities                                                           63,136           58,780            57,074
Obligations under capital leases                                             6,087
Long-term debt                                                             739,518          491,234           489,068
                                                                         ---------         --------          --------
  Total liabilities                                                      1,061,793          809,442           824,993
                                                                         ---------         --------          --------

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized - 30,000,000 shares
 Issued - 9,454,626, 9,086,113 and 10,107,421 shares                         9,454            9,086            10,107
Class B Common Stock, $1 par value:
 Authorized-10,000,000 shares
 Issued - 2,969,191, 2,969,222 and 1,947,914 shares                          2,969            2,969             1,948
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                             112,120           94,709            98,892
Accumulated deficit                                                        (28,038)         (29,724)          (37,675)
                                                                        ----------       ----------        ----------
                                                                            96,505           77,040            73,272
Less-Treasury stock, at cost:
 Common-3,062,374 shares                                                    60,845           60,845            60,845
 Class B Common-628,114 shares                                                 409              409               409
                                                                      ------------     ------------      ------------
  Total shareholders' equity                                                35,251           15,786            12,018
                                                                        ----------       ----------        ----------

Total                                                                   $1,097,044         $825,228          $837,011
                                                                        ==========         ========          ========

See Accompanying Notes to Consolidated Financial Statements



Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)



                                                                    Second Quarter                        First Half
                                                                 1999                1998           1999             1998
                                                             -----------         -----------    -----------         --------
Net sales (includes sales to Piedmont of
 $20,129, $18,699, $35,310 and $30,902)                        $ 261,037       $ 241,415          $ 481,300         $ 444,746
Cost of sales, excluding depreciation shown
 below (includes $16,131, $13,621, $29,736
 and $24,456 related to sales to Piedmont)                       145,391         137,037            273,502           255,434
                                                               ---------      ----------          ---------        ----------
Gross margin                                                     115,646         104,378            207,798           189,312
                                                               ---------      ----------          ---------        ----------
Selling expenses, excluding depreciation
 shown below                                                      57,319          49,048            106,874            99,746
General and administrative expenses                               17,540          17,740             36,209            33,521
Depreciation expense                                              14,266           9,111             28,914            17,891
Amortization of goodwill and intangibles                           3,346           3,267              6,608             6,442
                                                              ----------     -----------        -----------      ------------
Income from operations                                            23,175          25,212             29,193            31,712

Interest expense                                                  12,450           9,088             24,145            18,346
Other income (expense), net                                       (1,239)         (1,196)            (2,454)           (2,353)
                                                             -----------     -----------         -----------      -----------
Income before income taxes                                         9,486          14,928              2,594            11,013
Federal and state income taxes                                     3,320           5,539                908             4,086
                                                             -----------     -----------        -----------       -----------
Net income                                                    $    6,166     $     9,389         $    1,686       $     6,927
                                                              ==========     ===========         ==========       ===========

Basic net income per share                                  $        .72    $       1.12       $        .20     $         .83

Diluted net income per share                                $        .71    $       1.11       $        .20     $         .82

Weighted average number of  common
  shares outstanding                                               8,519           8,365              8,442             8,365

Weighted average number of  common
  shares outstanding - assuming dilution                           8,638           8,496              8,563             8,495




See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands





                                                                              Capital
                                                             Class B             in
                                           Common            Common           Excess of        Accumulated           Treasury
                                           Stock             Stock            Par Value         Deficit               Stock
                                           -----             -----            ---------         -------               -----
Balance on
 December 28, 1997                         $10,107            $ 1,948         $103,074           $ (44,602)          $ 61,254
Net income                                                                                           6,927
Cash dividends
 paid                                                                           (4,182)
Balance on                                 -------            -------        ---------           ----------          --------
 June 28, 1998                             $10,107            $ 1,948        $  98,892           $ (37,675)          $ 61,254
                                           =======            =======        =========           ==========          ========




Balance on
 January 3, 1999                          $  9,086           $  2,969         $ 94,709           $ (29,724)          $ 61,254
Net income                                                                                           1,686
Cash dividends
 paid                                                                           (4,182)
Issuance of Common
 Stock                                         368                              21,593
                                           -------           --------         --------           ---------           --------
Balance on
 July 4, 1999                              $ 9,454           $  2,969         $112,120           $ (28,038)          $ 61,254
                                           =======           ========         ========           ==========          ========




See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                                           First Half
                                                                                     ------------------------
                                                                                     1999                1998
                                                                                  ---------           ----------
Cash Flows from Operating Activities
Net income                                                                          $   1,686          $   6,927
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation expense                                                                 28,914             17,891
  Amortization of goodwill and intangibles                                              6,608              6,442
  Deferred income taxes                                                                   908              4,086
  Losses on sale of property, plant and equipment                                       1,425              1,445
  Amortization of debt costs                                                              378                297
  Amortization of deferred gain related to terminated interest
    rate swaps                                                                           (282)              (282)
  Undistributed losses of Piedmont Coca-Cola Bottling Partnership                       1,545                327
  Increase in current assets less current liabilities                                 (30,748)           (21,142)
  Increase in other noncurrent assets                                                  (7,222)            (2,968)
  (Decrease) increase in other noncurrent liabilities                                  (3,397)               339
  Other                                                                                    10                 (5)
                                                                                     ---------         ---------
Total adjustments                                                                      (1,861)             6,430
                                                                                     ---------         ---------
Net cash provided by (used in) operating activities                                      (175)            13,357
                                                                                     ---------          --------

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt                                           248,283
(Decrease) increase in current portion of long-term debt                                (4,585)           48,884
Payments on long-term debt                                                                                (4,721)
Cash dividends paid                                                                     (4,182)           (4,182)
Payments on capital lease obligations                                                   (2,409)
Proceeds from interest rate swap termination                                                               6,480
Debt fees paid                                                                          (3,221)              (11)
Other                                                                                     (204)              (67)
                                                                                      ---------         --------
Net cash provided by financing activities                                              233,682            46,383
                                                                                      ---------         --------

Cash Flows from Investing Activities
Additions to property, plant and equipment                                            (213,663)          (24,511)
Proceeds from the sale of property, plant and equipment                                     60               656
Acquisition of companies, net of cash acquired                                         (18,386)          (34,794)
                                                                                      ---------         --------

Net cash used in investing activities                                                 (231,989)          (58,649)
                                                                                      ---------         --------
Net increase in cash                                                                     1,518             1,091

Cash at beginning of period                                                              6,691             4,427
                                                                                     ---------         ---------


Cash at end of period                                                              $     8,209         $   5,518
                                                                                   ===========         =========

Significant noncash investing and financing activities:
  Issuance of Common Stock for business acquired                                    $   21,961


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

                                                          Second Quarter                     First Half
In Thousands                                            1999           1998                1999           1998
-----------------------------------------------------------------------------------------------------------------
Net sales                                              $74,645        $71,168             $137,971       $128,526

Gross margin                                            34,089         31,541               61,740         56,266

Income from operations                                   3,629          5,862                3,381          5,643

Net income (loss)                                          432          2,796               (3,090)          (654)




3. Inventories

Inventories are summarized as follows:

                                                                        July 4,           Jan. 3,       June 28,
In Thousands                                                              1999             1999           1998
------------------------------------------------------------------------------------------------------------------
Finished products                                                      $30,251          $26,300          $30,523
Manufacturing materials                                                 13,313           10,382           12,545
Plastic pallets and other                                                5,208            4,328            3,468
                                                                       ---------        -------          -------
Total inventories                                                      $48,772          $41,010          $46,536
                                                                       =======          =======          =======

The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $3.2 million, $3.2 million and $2.7 million on July 4, 1999, January 3, 1999 and June 28, 1998, respectively, as a result of inventory premiums associated with certain acquisitions.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:


                                                              July 4,          Jan. 3,        June 28,       Estimated
In Thousands                                                   1999            1999             1998        Useful Lives
---------------------------------------------------------------------------------------------------------------------------

Land                                                        $  11,856        $  11,781         $  10,090
Buildings                                                      82,945           81,527            80,013       10-50 years
Machinery and equipment                                        90,587           84,047            80,193        5-20 years
Transportation equipment                                      116,761           60,620            59,025        4-10 years
Furniture and fixtures                                         29,533           26,395            26,883        7-10 years
Vending equipment                                             279,872          152,163           148,329        6-13 years
Leasehold and land improvements                                34,538           33,894            31,467        5-20 years
Construction in progress                                       21,502            4,532             7,861
--------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost                  667,594          454,959           443,861
Less: Accumulated depreciation                                221,308          196,630           186,444
--------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                           $446,286         $258,329          $257,417
--------------------------------------------------------------------------------------------------------------------------

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




5. Leased Property Under Capital Leases

The category and terms of the capital leases were as follows:


In Thousands                                                          July 4, 1999               Terms
--------------------------------------------------------------------------------------------------------

Transportation equipment                                               $ 13,576              1-4 years
Less:  Accumulated amortization                                           1,208
                                                                      ---------

Leased property under capital leases, net                              $ 12,368
                                                                      ========-

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

6. Long-Term Debt

Long-term debt is summarized as follows:


                                                                Fixed(F) or
                                                   Interest      Variable    Interest        July 4,        Jan 3,     June 28,
In Thousands                        Maturity        Rate        (V) Rate        Paid         1999           1999         1998
------------------------------------------------------------------------------------------------------------------------------

Lines of Credit                       2002         5.28% -          V        Varies          $60,000       $36,400     $34,200
                                                   5.39%

Term Loan Agreement                   2004         5.76%            V        Varies           85,000        85,000      85,000

Term Loan Agreement                   2005         5.76%            V        Varies           85,000        85,000      85,000

Medium-Term Notes                     1999         7.99%            F        Semi-                          28,585      28,585
                                                                              annually

Medium-Term Notes                     2000        10.00%            F        Semi-            25,500        25,500      25,500
                                                                              annually

Medium-Term Notes                     2002         8.56%            F        Semi-            47,000        47,000      47,000
                                                                              annually

Debentures                            2007         6.85%            F        Semi-           100,000       100,000     100,000
                                                                              annually

Debentures                            2009         7.20%            F        Semi-           100,000       100,000     100,000
                                                                              annually

Debentures                            2009         6.375%           F        Semi-           250,000
                                                                              annually

Other notes payable                   1999 -       5.75% -          F        Varies           12,548        13,864      44,667
                                      2001        10.00%
                                                                                          ----------     ---------    --------
                                                                                             765,048       521,349     549,952
Less: Portion of long-term
 debt payable within one year                                                                 25,530        30,115      60,884
------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                              $739,518      $491,234    $489,068
------------------------------------------------------------------------------------------------------------------------------

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

    On October 12, 1994, a $400 million shelf registration for debt and equity securities filed with the Securities and Exchange Commission became effective and the securities thereunder became available for issuance. On November 1, 1995, the Company issued $100 million of 6.85% debentures due 2007 pursuant to such registration. In July 1997, the Company issued $100 million of 7.20% debentures due 2009. On April 26, 1999, the Company issued $250 million of 10-year debentures at a fixed interest rate of 6.375% under the Company's $800 million shelf registration filed in January 1999. The net proceeds from these issuances were used for refinancing a portion of existing public debt that had matured with the remainder used to repay other debt.

    The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $30.3 million, $30.7 million and $30.7 million as of July 4, 1999, January 3, 1999 and June 28, 1998, respectively.

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

    The Company had weighted average interest rates for its debt portfolio of approximately 6.7%, 7.3% and 7.1% as of July 4, 1999, January 3, 1999 and June 28, 1998, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7.1% during the second quarter of 1998 to an average of 6.3% during the second quarter of 1999. After taking into account the effect of all of the interest rate swap activities, approximately 32%, 23% and 28% of the total debt portfolio was subject to changes in short-term interest rates as of July 4, 1999, January 3, 1999 and June 28, 1998, respectively.

    A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first half of 1999 by approximately $1.2 million and net income for the six months ended
    July 4, 1999 would have decreased by approximately $.8 million.

    Derivative financial instruments were as follows:



                                           July 4, 1999             January 3, 1999                  June 28, 1998
                                      -----------------------------------------------------------------------------------
                                                   Remaining                    Remaining                 Remaining
    In Thousands                      Amount         Term         Amount           Term          Amount      Term
    ---------------------------------------------------------------------------------------------------------------------

    Interest rate swaps-floating      $ 60,000       4.25 years   $ 60,000        4.75 years     $ 60,000       5.25 years
    Interest rate swaps-floating      $ 50,000       9.75 years
    Interest rate swaps-floating      $ 50,000       9.75 years

    Interest rate swaps-fixed         $ 60,000       4.25 years     60,000        4.75 years       60,000       5.25 years
    Interest rate swaps-fixed         $ 50,000        5.5 years     50,000           6 years       50,000        6.5 years

    Interest rate cap                 $ 35,000           1 year     35,000        1.5 years        35,000        2.0 years

    The Company entered into 10-year floating interest rate swap agreements for $100 million in April related to the 6.375% 10-year debentures issued on April 26, 1999.

     Coca-Cola Bottling Co. Consolidated
     Notes to Consolidated Financial Statements (Unaudited)



    7. Derivative Financial Instruments (cont.)


    The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:


                                                   July 4, 1999            January 3, 1999               June 28, 1998
                                              ---------------------      ---------------------       -------------------------
                                                Carrying      Fair        Carrying      Fair        Carrying      Fair
In Thousands                                     Amount       Value        Amount       Value        Amount       Value
------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Instruments
     Public debt                                  $522,500     $505,305     $301,085     $312,118     $301,085     $311,965
     Non-public variable rate
       long-term debt                              230,000      230,000      206,400      206,400      204,200      204,200
     Non-public fixed rate
       long-term debt                               12,548       13,293       13,864       14,476       44,667       45,429

Off-Balance-Sheet Instruments
     Interest rate swaps                                         (4,441)                   (2,030)                     (397)
     Interest rate cap                                                5                        10                        18


    The fair values of the interest rate swaps at July 4, 1999, January 3, 1999 and June 28, 1998 represent the estimated amounts the Company would have had to expense to terminate these agreements. The fair values of the interest rate cap at July 4, 1999, January 3, 1999 and June 28, 1998 represent the estimated amount the Company would have received upon termination of this agreement.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


8.   Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisition, were as follows:



                                                                                            First Half
                                                                                     ---------------------------
In Thousands                                                                         1999               1998
----------------------------------------------------------------------------------------------------------------

Accounts receivable, trade, net                                                   $(14,601)            $(6,444)
Accounts receivable from The Coca-Cola Company                                         298              (8,281)
Accounts receivable, other                                                           2,564               1,069
Inventories                                                                         (6,891)             (7,610)
Prepaid expenses and other current assets                                           (2,562)             (3,058)
Accounts payable and accrued liabilities                                             2,826              (4,661)
Accounts payable to The Coca-Cola Company                                             (142)              5,877
Accrued compensation                                                                (3,274)               (151)
Accrued interest payable                                                            (2,344)                235
Due to (from) Piedmont Coca-Cola Bottling Partnership                               (6,622)              1,882
                                                                                 ---------            --------
Increase in current assets less current liabilities                               $(30,748)           $(21,142)
                                                                                  ========            ========



9.  Acquisition

On May 28, 1999, the Company acquired substantially all of the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. ("Carolina") in exchange for 368,482 shares of the Company's Common Stock, installment notes and cash. The purchase price for all of the outstanding capital stock of Carolina was $36.6 million, as adjusted for required shareholders' equity of Carolina as of the acquisition date. The Company used its informal lines of credit for the cash portion of the acquisition. The acquisition has been accounted for under the purchase method of accounting.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



10. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                                        Second Quarter          First Half
                                                                      ----------------         -------------------
In Thousands (Except Per Share Data)                                  1999      1998            1999       1998
-------------------------------------------------------------------------- ----------------------------------------

NUMERATOR:
Numerator for basic net income and diluted
  net income                                                        $ 6,166      $ 9,389      $ 1,686       $ 6,927

DENOMINATOR:
Denominator for basic net income per share -
  weighted average common shares                                      8,519        8,365        8,442         8,365

Effect of dilutive securities - stock options                           119          131          121           130
                                                                  ---------    ---------    ---------     ---------

Denominator for diluted net income per share -
  adjusted weighted average common shares                             8,638        8,496        8,563         8,495
                                                                   ========     ========     ========      ========

Basic net income per share                                        $     .72   $     1.12    $     .20     $     .83
                                                                  =========   ==========    =========     =========

Diluted net income per share                                      $     .71   $     1.11    $     .20     $     .82
                                                                  =========   ==========    =========     =========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION:

The following discussion presents management's analysis of the results of operations for the second quarter and first six months of 1999 compared to the second quarter and first six months of 1998 and changes in financial condition from June 28, 1998 and January 3, 1999 to July 4, 1999.

The Company reported net income of $6.2 million or $.72 per share for the second quarter of 1999 compared with net income of $9.4 million or $1.12 per share for the same period in 1998. For the first half of 1999, net income was $1.7 million or $.20 per share compared to net income of $6.9 million or $.83 per share for the first half of 1998. The first half and second quarter of 1999 were highlighted by solid volume growth, which significantly exceeded the U.S. soft drink industry average, and increased net selling prices. The volume growth of 6% in the first half of 1999 is on top of 11% volume growth for all of 1998.

The decline in earnings from the first quarter and first half of the prior year reflects the Company's continued investment in its infrastructure to support accelerated growth. These investments include additional sales personnel, vehicles, cold drink equipment, additional support personnel required to service the cold drink equipment and additional facilities for corporate headquarters. The Company is also working on a Value Chain initiative which should improve the efficiency of its inventory management, warehousing and transportation of finished products. The Company plans to test the re-designed processes with a pilot project in the first quarter of 2000. Despite strong growth in gross margin, these significant infrastructure costs have adversely affected short-term operating results.

The Company acquired substantially all of the outstanding capital stock of Carolina Coca-Cola Bottling Company, a Coca-Cola bottler with operations in central South Carolina, in May 1999. The Company also purchased the franchise rights and operating assets of a small Coca-Cola bottler in central North Carolina in May 1999. It is the Company's intention to continue to grow through acquisitions of other Coca-Cola bottlers. Acquisition related costs including interest expense and non-cash charges such as amortization of intangible assets may be incurred. To the extent these expenses are incurred and are not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that the continued growth through acquisition will enhance long-term shareholder value.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

RESULTS OF OPERATIONS:

The Company experienced strong growth in gross margin for the second quarter and first half of 1999. Gross margin increased by 11% for the second quarter and 10% for the first half of 1999 over the same periods in 1998. The growth in gross margin was attributable to volume growth of 6% and an increase in net selling price of 1.7%.

Net sales for the second quarter and first half increased 8% over the same periods in 1998. Sales related to the 4th of July holiday impacted the second quarter in 1999 versus the third quarter in 1998. The volume and sales gains for the second quarter and first half of 1998 were primarily attributable to targeted marketing programs with key accounts and the Company's significant investments in cold drink equipment. Net selling prices were up 1.7% for the second quarter and first half of 1999. Sprite sales volume continued to grow at a double-digit rate. Non-carbonated beverages experienced significant volume growth in the first half of 1999. The growth in non-carbonated beverages (excluding bottled water), including POWERaDE, Fruitopia, Minute Maid Juices To Go and Cool from Nestea, is on top of 70% volume growth for all of 1998. The Company introduced The Coca-Cola Company's new bottled water, Dasani, on April 1, 1999. Non-carbonated products including bottled water, currently account for over 6% of the Company's total sales volume.

Selling expenses for the second quarter and first half of 1999 increased by 17% and 7%, respectively, from 1998 levels. The increase in selling costs reflects additional expenses related to the Company's higher sales volume and continued investment in its infrastructure. Significant components of the increased costs include employment costs for additional sales personnel, increased commission costs related to higher sales volume, additional personnel and vehicle costs for employees to support the Company's cold drink program as well as additional purchases of cold drink equipment and additional marketing expenses related to the Company's sales development programs. The Company has made a significant investment in its sales force and anticipates that over time the increases in sales revenue from this investment will outpace the growth in costs. The significant growth in selling expenses reflects the Company's commitment to higher levels of growth.

During January 1999, the Company purchased $155 million of equipment that had previously been leased. As a result of this transaction, lease expense for the second quarter and first half of 1999 declined by $4.3 million and $7.7 million, respectively. Additionally, the terms of certain leases that were previously recorded as operating leases were changed during the first quarter of 1999. Due to the changes in the terms of the leases, they are now reflected in the Company's financial statements as capital leases. As of July 4, 1999, leased property under capital leases, net of accumulated amortization, was $12.4 million.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 1999, it is not obligated to do so under the Company's Master Bottle Contract. Also, The Coca-Cola Company has agreed to provide additional marketing funding under a multi-year program to support the Company's cold drink infrastructure. Total marketing funding and infrastructure support for bottle and can products from The Coca-Cola Company and other beverage companies in the first half of 1999 and 1998 was $26.7 million and $25.8 million, respectively.

General and administrative expenses for the first six months of 1999 increased by 8% over 1998 first half levels. The increase in general and administrative expense was due to hiring of additional support personnel to support growth, management incentive programs for certain employees that were not in place during the first half of 1998, higher employment costs in certain of the Company's labor markets and expanded corporate headquarters facilities.

Depreciation expense increased 57% and 62% between the second quarter and first half of 1999 and the comparable periods in 1998. This increase was due primarily to the purchase of previously leased equipment, as discussed above, and to the significant investments the Company continues to make in cold drink equipment. In addition, the Company invested in additional manufacturing equipment in order to produce its new bottled water, Dasani.

Interest expense during the second quarter of 1999 increased 37% from the second quarter of 1998. Interest expense for the first half of 1999 increased by 32% over the first half of 1998. The increase in interest expense for both the second quarter and the first half of 1999 is primarily attributable to the purchase of assets that were previously leased, as discussed above, and additional debt related to acquisitions of other Coca-Cola bottlers during 1998 and 1999. The Company's overall weighted average interest rate decreased from an average of 7.1% during the first half of 1998 to an average of 6.3% during the first half of 1999.

CHANGES IN FINANCIAL CONDITION:

Working capital increased $32.5 million from January 3, 1999 and $43.3 million from June 28, 1998 to July 4, 1999. The increase in working capital from January 3, 1999 is primarily attributable to growth in sales volume, seasonal increases in trade accounts receivable and inventories, an increase in the amount due from Piedmont Coca-Cola Bottling Partnership of $6.6 million and a decrease in the current portion of long-term debt of $4.6 million.

The working capital increase of $43.3 million from June 28, 1998 is primarily attributable to a decrease in the current portion of long-term debt of $35.4 million and an increase in trade accounts receivable of $10.9 million. The decrease in the current portion of long-term debt reflects the refinancing of maturing Medium-Term Notes and other short-term borrowings. The increase in trade accounts receivable is due to the higher sales volume the Company has experienced.

Capital expenditures in the first half of 1999 were $213.7 million compared to $24.5 million in the first half of 1998. The significant increase in capital expenditures in the first half of 1999 relates primarily to the purchase of approximately $155 million of previously leased equipment. In addition, the Company is purchasing its fleet requirements in 1999. The Company leased additions to fleet during 1998.

Long-term debt increased by $250.5 million from June 28, 1998 and $248.3 million from January 3, 1999. The increases from June 28, 1998 and January 3, 1999 are due primarily to the purchase of approximately $155 million of previously leased equipment discussed above, the acquisitions of other Coca-Cola bottlers and the refinancing of debt classified as a current liability at June 28, 1998 and January 3, 1999.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of July 4, 1999, the Company had no amounts outstanding under the revolving credit facility and $60 million outstanding under the informal lines of credit.

On April 26, 1999 the Company issued $250 million of 10-year debentures at a fixed rate of 6.375% under the Company's $800 million shelf registration filed in January 1999. The Company subsequently entered into 10-year floating interest rate swap agreements on $100 million of the newly issued debentures. The proceeds from the issuance of debentures were used to refinance the borrowings used to finance the buyout of the operating leases discussed above, refinance certain Medium-Term Notes that matured and repay other corporate borrowings.

As of July 4, 1999 the debt portfolio had a weighted average interest rate of approximately 6.7% and approximately 32% of the total portfolio of $765 million was subject to changes in short-term interest rates.

On May 28, 1999 the Company acquired substantially all of the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. ("Carolina") in exchange for 368,482 shares of the Company's Common Stock, installment notes and cash. The purchase price for all of the outstanding capital stock of Carolina was $36.6 million, as adjusted for required shareholders' equity of Carolina as of the acquisition date. The Company used its informal lines of credit for the cash portion of the acquisition. The acquisition has been accounted for under the purchase method of accounting.

Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements. The Company considers the acquisition of additional bottling territories on an ongoing basis.

YEAR 2000:

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

With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, the assessment and definition of strategies phases have been completed. It is estimated that more than 95% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by September 1999. The testing phase is approximately 95% complete and is expected to be completed by the end of the third quarter of 1999.

Approximately 80% of the internal application development resources were committed to Year 2000 remediation efforts in 1997, 1998 and the first quarter of 1999. Approximately 70% of the Company's internal application development resources were committed to this effort in the second quarter of 1999. In the third quarter of 1999, the Company expects approximately 20% of its internal application development resources will be committed to the Year 2000 issue. The Company has also utilized contract programmers to identify Year 2000 noncompliance problems and modify code.

With respect to addressing issues related to non-IT embedded software and equipment, which principally exists in the Company's four manufacturing plants, the assessment and definition of strategies phases have been completed. Approximately 95% of the remediation or replacement phase has been completed with the balance of this phase expected to be completed by the end of August 1999. Testing is approximately 95% complete and should be completed by the end of third quarter of 1999.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect the Company operations. The Company plans to accumulate additional inventory in its warehouses as a means of mitigating somewhat the risk of business interruption due to supplier failures. Also, the Company has completed its review and evaluation of its critical suppliers' Year 2000 readiness and has received satisfactory responses from all of its mission critical suppliers.

The Company is also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels, increased bad debt write-offs and cash flow reductions. While these events are possible, the Company's customer base is broad enough to minimize the effects of a single occurrence.

The Company is in the process of developing contingency plans for those areas that are mission critical to our business. These contingency plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, where possible. The major efforts related to contingency planning are expected to be completed by the end of third quarter 1999. Contingency plan manuals will be distributed and reviewed with key management personnel during the fourth quarter of 1999.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $5.0 million to $5.5 million, of which approximately $4.2 million has been spent to date. These costs are being expensed as they are incurred and are being funded through operating cash flow. These costs do not include any costs associated with the implementation of contingency plans, which are currently being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be $4.8 million), substantially all of which would be capitalized, are not included in the above estimates.

The Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various components of the program described above are subject to change.

The failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.


FORWARD-LOOKING STATEMENTS:

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors they believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from that suggested or described in this Quarterly Report or in such other documents. These risks include, but are not limited to (A) risks associated with any changes in the historical level of marketing funding support which the Company receives from the The Coca-Cola Company, (B) risks associated with interruptions in the Company's business operations as a result of any failure to adequately correct the Year 2000 computer problem in any systems or equipment of the Company or a similar problem in one of its major suppliers or customers and (C) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. You are cautioned that any such statements are not guarantees of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those expected, estimated or projected.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a)    The Annual Meeting of the Company's shareholders was held on May 12,
       1999.

(b) The meeting was held to consider and vote upon (i) fixing the number of the Company's directors at ten, (ii) electing three directors, each for a term of three years or until his successor shall be elected and shall qualify, and (iii) approving an award of restricted stock to the Company's Chief Executive Officer, in order to permit such award to qualify as "performance-based" compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

       The votes cast on the question of fixing the number of directors at ten are summarized as follows:


            For               Against               Abstain               Total Votes
            ---               -------               -------               -----------
         51,806,863          14,300                 4,216                51,825,379

         The votes cast with respect to each director are summarized as follows:


         Director Name                             For                       Abstain                   Total Votes
         -------------                             ---                       -------                   -----------

         John M. Belk                         51,810,172                      15,207                  51,825,379
         Charles L. Wallace                   51,810,128                      15,251                  51,825,379
         Reid M. Henson                       51,809,435                      15,944                  51,825,379


         The votes cast for approving the Restricted Stock Award are summarized as follows:

              For             Against             Abstain              Total Votes
             ----             -------             -------              -----------
          51,664,018          143,913              17,448               51,825,379

Item 6. Exhibits and Reports on Form 10-Q

(a)      Exhibits

         Exhibit No.      Description

          4.1 The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.
         10.1 Amendment to Soft Toll Agreement dated as of July 1, 1999 between Alcoa, Inc. and the Company.

         27               Financial data schedule for period ended July 4, 1999.

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


                               COCA-COLA BOTTLING CO. CONSOLIDATED
                                           (REGISTRANT)


Date: August 17, 1999          By:       /s/ David V. Singer
                                   ----------------------------------------
                                             David V. Singer
                                    Principal Financial Officer of the
                                               Registrant and
                                    Vice  President  -  Chief Financial Officer