Form 10-Q
period 1999-10-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 1999-11-17
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]    EXCHANGE ACT OF 1934


For the quarterly period ended     OCTOBER 3, 1999
                               --------------------------------


Commission File Number                 0-9286
                       -----------------------------------------

                       COCA-COLA BOTTLING CO. CONSOLIDATED
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     56-0950585
 ------------------------------                 -------------------------------
 (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                         Number)


              4100 COCA-COLA PLAZA, CHARLOTTE, NORTH CAROLINA 28211
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 551-4400
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at November 1,  1999
                  -----                       ---------------------------------
Common Stock, $1 Par Value                                   6,392,252
Class B Common Stock, $1 Par Value                           2,341,077

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                         Oct. 3,    Jan. 3,      Sept. 27,
                                                          1999        1999         1998
                                                         -------    -------      ---------
ASSETS

Current Assets:
Cash                                                   $    8,381  $    6,691  $    5,944
Accounts receivable, trade, less allowance for
 doubtful accounts of $1,200, $600 and $529                67,160      57,217      60,839
Accounts receivable from The Coca-Cola Company             10,910      10,091      13,870
Accounts receivable, other                                  7,823       7,997       6,818
Inventories                                                47,663      41,010      44,207
Prepaid expenses and other current assets                  17,359      15,545      15,463
                                                       ----------  ----------  ----------
  Total current assets                                    159,296     138,551     147,141
                                                       ----------  ----------  ----------

Property, plant and equipment, net                        451,000     258,329     257,483
Leased property under capital leases, net                  11,531
Investment in Piedmont Coca-Cola Bottling Partnership      61,838      62,847      64,047
Other assets                                               67,376      51,576      50,298
Identifiable intangible assets, less accumulated
 amortization of  $124,425, $116,015 and $113,303         283,762     253,156     254,977
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $32,568, $30,850 and $30,278              59,051      60,769      61,341
                                                       ----------  ----------  ----------
Total                                                  $1,093,854  $  825,228  $  835,287
                                                       ==========  ==========  ==========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                       Oct. 3,        Jan. 3,     Sept. 27,
                                                         1999           1999         1998
                                                     -----------   -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Portion of long-term debt payable within one year    $    25,530   $    30,115   $    30,205
Current portion of obligations under capital leases        4,860
Accounts payable and accrued liabilities                  74,022        72,623        78,287
Accounts payable to The Coca-Cola Company                  5,028         5,194         5,726
Due to Piedmont Coca-Cola Bottling Partnership               207           435         1,733
Accrued compensation                                       7,660        10,239         8,090
Accrued interest payable                                  16,001        15,325         9,295
                                                     -----------   -----------   -----------
  Total current liabilities                              133,308       133,931       133,336
Deferred income taxes                                    119,886       120,659       119,446
Deferred credits                                           3,195         4,838         5,405
Other liabilities                                         64,216        58,780        57,281
Obligations under capital leases                           5,041
Long-term debt                                           729,314       491,234       502,898
                                                     -----------   -----------   -----------
  Total liabilities                                    1,054,960       809,442       818,366
                                                     -----------   -----------   -----------

Shareholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized - 30,000,000 shares;
 Issued- 9,454,626, 9,086,113 and 10,107,421 shares        9,454         9,086        10,107
Class B Common Stock, $1 par value:
 Authorized - 10,000,000 shares;
 Issued- 2,969,191, 2,969,222 and 1,947,914 shares         2,969         2,969         1,948
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                           109,936        94,709        96,800
Accumulated deficit                                      (22,211)      (29,724)      (30,680)
                                                     -----------   -----------   -----------
                                                         100,148        77,040        78,175
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                60,845        60,845        60,845
 Class B Common-628,114 shares                               409           409           409
                                                     -----------   -----------   -----------
  Total shareholders' equity                              38,894        15,786        16,921
                                                     -----------   -----------   -----------
Total                                                $ 1,093,854   $   825,228   $   835,287
                                                     ===========   ===========   ===========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                              Third Quarter        First Nine Months
                                          ---------------------   ---------------------
                                            1999         1998       1999        1998
                                          ---------   ---------   ---------   ---------
Net sales (includes sales to Piedmont of
$19,953, $21,979, $55,263 and $52,881)    $ 260,284   $ 248,533   $ 741,584   $ 693,279
Cost of sales, excluding depreciation
 shown below (includes $15,592, $17,088,
 $45,328 and $41,544 related to sales to
 Piedmont)                                  142,928     143,081     416,430     398,515
                                          ---------   ---------   ---------   ---------
Gross margin                                117,356     105,452     325,154     294,764
                                          ---------   ---------   ---------   ---------
Selling expenses, excluding depreciation
 shown below                                 56,148      53,553     163,022     153,299
General and administrative expenses          19,151      17,177      55,360      50,698
Depreciation expense                         15,521       9,381      44,435      27,273
Amortization of goodwill and intangibles      3,519       3,246      10,127       9,687
                                          ---------   ---------   ---------   ---------
Income from operations                       23,017      22,095      52,210      53,807

Interest expense                             12,971      10,723      37,116      29,069
Other income (expense), net                  (1,082)       (611)     (3,536)     (2,964)
                                          ---------   ---------   ---------   ---------
Income before income taxes                    8,964      10,761      11,558      21,774
Federal and state income taxes                3,137       3,766       4,045       7,852
                                          ---------   ---------   ---------   ---------
Net income                                $   5,827   $   6,995   $   7,513   $  13,922
                                          =========   =========   =========   =========

Basic net income per share                $     .67   $     .84   $     .88   $    1.66

Diluted net income per share              $     .66   $     .82   $     .87   $    1.64

Weighted average number of common
 shares outstanding                           8,733       8,365       8,539       8,365

Weighted average number of common
 shares outstanding-assuming dilution         8,860       8,499       8,662       8,496

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                                  Capital
                                                       Class B       in
                                             Common     Common   Excess of  Accumulated   Treasury
                                              Stock      Stock   Par Value     Deficit     Stock
                                             --------   --------  --------     --------   --------
Balance on
 December 28, 1997                           $ 10,107   $  1,948  $103,074     $(44,602)  $ 61,254
Net income                                                                       13,922
Cash dividends
 paid                                                               (6,274)
                                             --------   --------   --------    --------   --------
Balance on
 September 27, 1998                          $ 10,107   $  1,948  $ 96,800     $(30,680)  $ 61,254
                                             ========   ========  ========     ========   ========

Balance on
 January 3, 1999                             $  9,086   $  2,969  $ 94,709     $(29,724)  $ 61,254
Net income                                                                        7,513
Cash dividends
 paid                                                               (6,366)
Issuance of Common
 Stock                                            368               21,593
                                             --------   --------  --------     --------   --------
Balance on
 October 3, 1999                             $  9,454   $  2,969  $109,936     $(22,211)  $ 61,254
                                             ========   ========  ========     ========   ========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
                                                            First Nine Months
                                                          ---------------------
                                                            1999         1998
                                                          ---------   ---------
Cash Flows from Operating Activities
Net income                                                $   7,513   $  13,922
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                       44,435      27,273
  Amortization of goodwill and intangibles                   10,127       9,687
  Deferred income taxes                                       4,045       7,852
  Losses on sale of property, plant and equipment             2,120       1,964
  Amortization of debt costs                                    606         445
  Amortization of deferred gain related to terminated
    interest rate swaps                                        (423)       (423)
  Undistributed losses (earnings) of Piedmont Coca-Cola
    Bottling Partnership                                      1,009        (721)
  Increase in current assets less current liabilities       (19,177)     (9,889)
  Increase in other noncurrent assets                       (12,298)     (7,562)
  Increase (decrease) in other noncurrent liabilities        (2,042)        494
  Other                                                          74          83
                                                          ---------   ---------
Total adjustments                                            28,476      29,203
                                                          ---------   ---------
Net cash provided by operating activities                    35,989      43,125
                                                          ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt, net               238,081       9,109
Increase (decrease) in current portion of long-term debt     (4,585)     18,205
Cash dividends paid                                          (6,366)     (6,274)
Payments on capital lease obligations                        (3,675)
Proceeds from interest rate swap termination                              6,480
Debt fees paid                                               (3,228)        (41)
Other                                                          (897)       (438)
                                                          ---------   ---------
Net cash provided by financing activities                   219,330      27,041
                                                          ---------   ---------
Cash Flows from Investing Activities
Additions to property, plant and equipment                 (234,743)    (34,639)
Proceeds from the sale of property, plant and equipment         130         755
Acquisitions of companies, net of cash acquired             (19,016)    (34,765)
                                                          ---------   ---------
Net cash used in investing activities                      (253,629)    (68,649)
                                                          ---------   ---------
Net increase in cash                                          1,690       1,517
Cash at beginning of period                                   6,691       4,427
                                                          ---------   ---------
Cash at end of period                                     $   8,381   $   5,944
                                                          =========   =========

Significant noncash investing and financing activities:
 Issuance of Common Stock for business acquired           $  21,961

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

2. Summarized Income Statement Data of Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owns a 50% interest in Piedmont. The Company provides a portion of the soft drink products to Piedmont at cost and receives a fee for managing the business of Piedmont pursuant to a management agreement. Summarized income statement data for Piedmont is as follows:

                              Third Quarter               First Nine Months
                          ----------------------      --------------------------
In Thousands               1999           1998         1999            1998
- --------------------------------------------------------------------------------

Net sales                 $76,195        $74,415      $214,166         $202,941
Gross margin               35,304         32,552        97,044           88,818
Income from operations      4,336          5,207         7,717           10,850
Net income (loss)           1,072          2,096        (2,018)           1,442


3. Inventories

Inventories are summarized as follows:

                               Oct. 3,          Jan. 3,         Sept. 27,
In Thousands                    1999             1999              1998
- --------------------------------------------------------------------------------

Finished products              $30,229          $26,300           $29,720
Manufacturing materials         12,012           10,382            10,543
Plastic pallets and other        5,422            4,328             3,944
                               -------          -------           -------
Total inventories              $47,663          $41,010           $44,207
                               =======          =======           =======

The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $3.2 million, $3.2 million and $2.8 million on October 3, 1999, January 3, 1999 and September 27, 1998, respectively, as a result of inventory premiums associated with certain acquisitions.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                  Oct 3,          Jan. 3,         Sept. 27,       Estimated
In Thousands                                       1999            1999             1998         Useful Lives
- -------------------------------------------------------------------------------------------------------------
Land                                           $  11,845        $  11,781         $  10,099
Buildings                                         83,900           81,527            80,652       10-50 years
Machinery and equipment                           91,721           84,047            81,909        5-20 years
Transportation equipment                         123,340           60,620            60,593        4-10 years
Furniture and fixtures                            32,682           26,395            25,180        7-10 years
Vending equipment                                283,982          152,163           149,538        6-13 years
Leasehold and land improvements                   37,565           33,894            32,342        5-20 years
Construction in progress                          20,450            4,532             6,428
- -------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost     685,485          454,959           446,741
Less: Accumulated depreciation                   234,485          196,630           189,258
- -------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net              $451,000         $258,329          $257,483
- -------------------------------------------------------------------------------------------------------------

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


5. Leased Property Under Capital Leases

The category and terms of the capital leases were as follows:

In Thousands                            Oct. 3, 1999      Terms
- ------------------------------------------------------------------
Transportation equipment                   $13,576      1-4 years
Less:  Accumulated amortization              2,045
                                           -------
Leased property under capital leases, net  $11,531
                                           =======

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


6. Long-Term Debt

Long-term debt is summarized as follows:

                                                              Fixed(F) or
                                                 Interest      Variable     Interest         Oct. 3,       Jan. 3,     Sept. 27,
In Thousands                        Maturity       Rate        (V) Rate       Paid            1999           1999         1998
- --------------------------------------------------------------------------------------------------------------------------------
Lines of Credit                       2002         5.61% -          V        Varies          $49,800       $36,400      $48,034
                                                   5.65%

Term Loan Agreement                   2004         6.20%            V        Varies           85,000        85,000       85,000

Term Loan Agreement                   2005         6.20%            V        Varies           85,000        85,000       85,000

Medium-Term Notes                     1999         7.99%            F        Semi-                 -        28,585       28,585
                                                                              annually

Medium-Term Notes                     2000        10.00%            F        Semi-            25,500        25,500       25,500
                                                                              annually

Medium-Term Notes                     2002         8.56%            F        Semi-            47,000        47,000       47,000
                                                                              annually

Debentures                            2007         6.85%            F        Semi-           100,000       100,000      100,000
                                                                              annually

Debentures                            2009         7.20%            F        Semi-           100,000       100,000      100,000
                                                                              annually

Debentures                            2009         6.375%           F        Semi-           250,000
                                                                              annually

Other notes payable                   1999 -       5.75% -          F        Varies           12,544        13,864       13,984
                                      2001        10.00%                                     -------       -------      -------

                                                                                             754,844       521,349      533,103
Less: Portion of long-term
 debt payable within one year                                                                 25,530        30,115       30,205
- --------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                              $729,314      $491,234     $502,898
- --------------------------------------------------------------------------------------------------------------------------------

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

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $30.3 million, $30.7 million and $31.1 million as of October 3, 1999, January 3, 1999 and September 27, 1998, respectively.

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

The Company had weighted average interest rates for its debt portfolio of approximately 6.8%, 7.3% and 7.0% as of October 3, 1999, January 3, 1999 and September 27, 1998, respectively. The Company's overall weighted average interest rate on its long-term debt decreased from an average of 7.0% during the first nine months of 1998 to an average of 6.6% during the first nine months of 1999. After taking into account the effect of all of the interest rate swap activities, approximately 31%, 23% and 25% of the total debt portfolio was subject to changes in short-term interest rates as of October 3, 1999, January 3, 1999 and September 27, 1998, respectively.

A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first nine months of 1999 by approximately $1.6 million and net income for the nine months ended October 3, 1999 would have decreased by approximately $1.0 million.

Derivative financial instruments were as follows:

                                 October 3, 1999         January 3, 1999    September 27, 1998
                              ------------------------------------------------------------------
                                        Remaining                Remaining           Remaining
In Thousands                   Amount      Term        Amount      Term      Amount     Term
- ------------------------------------------------------------------------------------------------
Interest rate swaps-floating   $60,000   4 years      $60,000   4.75 years   $60,000   5 years
Interest rate swaps-floating    50,000   9.5 years
Interest rate swaps-floating    50,000   9.5 years

Interest rate swaps-fixed       60,000   4 years       60,000   4.75 years    60,000   5 years
Interest rate swaps-fixed       50,000   5.25 years    50,000   6 years       50,000   6.25 years


Interest rate cap               35,000   .75 years     35,000   1.5 years     35,000   1.75 years

The Company entered into 10-year floating interest rate swap agreements for $100 million in April, 1999 related to the 6.375% 10-year debentures issued on April 26, 1999.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


7. Derivative Financial Instruments (cont.)


The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                                   October 3, 1999            January 3, 1999          September 27, 1998
                                                   ---------------            ---------------          ------------------
                                                Carrying        Fair        Carrying       Fair        Carrying      Fair
In Thousands                                     Amount         Value        Amount       Value        Amount       Value
- ---------------------------------------------------------------------------------------------------------------------------
Balance Sheet Instruments
     Public debt                                $522,500      $499,554      $301,085     $312,118     $301,085     $330,884
     Non-public variable rate
       long-term debt                            219,800       219,800       206,400      206,400      218,034      218,034
     Non-public fixed rate
       long-term debt                             12,544        12,718        13,864       14,476       13,984       14,944

Off-Balance-Sheet Instruments
     Interest rate swaps                                        (6,273)                    (2,030)                   (2,551)
     Interest rate cap                                               5                         10                         4

The fair values of the interest rate swaps at October 3, 1999, January 3, 1999 and September 27, 1998 represent the estimated amounts the Company would have had to expense to terminate these agreements. The fair values of the interest rate cap at October 3, 1999, January 3, 1999 and September 27, 1998 represent the estimated amount the Company would have received upon termination of this agreement.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


8. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisition, were as follows:

                                                           First  Nine Months
                                                       -------------------------
In Thousands                                               1999          1998
- --------------------------------------------------------------------------------
Accounts receivable, trade, net                        $  (8,576)      $ (4,925)
Accounts receivable, The Coca-Cola Company                  (819)        (9,180)
Accounts receivable, other                                   282          2,042
Inventories                                               (5,782)        (5,247)
Prepaid expenses and other current assets                 (1,808)        (2,696)
Accounts payable and accrued liabilities                    (177)         6,505
Accounts payable, The Coca-Cola Company                     (166)         1,618
Accrued compensation                                      (2,579)         2,995
Accrued interest payable                                     676         (4,743)
Due to (from) Piedmont Coca-Cola Bottling Partnership       (228)         3,742
                                                        --------       --------
Increase in current assets less current liabilities     $(19,177)      $ (9,889)
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

10. Subsequent Event

On October 29, 1999, the Company acquired substantially all of the outstanding capital stock of Lynchburg Coca-Cola Bottling Company, Inc. ("Lynchburg"). The purchase price for all of the outstanding capital stock of Lynchburg was $24.6 million, as adjusted for net working capital of Lynchburg as of the acquisition date. The Company used its informal lines of credit to finance this acquisition. The acquisition will be accounted for under the purchase method of accounting.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


11. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                    Third Quarter           First Nine Months
                                                    -------------           -----------------
In Thousands (Except Per Share Data)               1999      1998            1999       1998
- ------------------------------------------------------------------------------------------------
Numerator:
Numerator for basic net income and diluted
  net income                                      $5,827       $6,995       $7,513       $13,922

Denominator:
Denominator for basic net income per share -
  weighted average common shares                   8,733        8,365        8,539         8,365

Effect of dilutive securities - stock options        127          134          123           131
                                                --------     --------     --------      --------

Denominator for diluted net income per share -
  adjusted weighted average common shares          8,860        8,499        8,662         8,496
                                                ========     ========     ========      ========

Basic net income per share                      $    .67     $    .84     $    .88      $   1.66
                                                ========     ========     ========      ========

Diluted net income per share                    $    .66     $    .82     $    .87      $   1.64
                                                ========     ========     ========      ========


12. Estimates and Assumptions

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


13. Commitments and Contingencies

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of business. The Company believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction:

The following discussion presents management's analysis of the results of operations for the third quarter and first nine months of 1999 compared to the third quarter and first nine months of 1998 and changes in financial condition from September 27, 1998 and January 3, 1999 to October 3, 1999.

The Company reported net income of $5.8 million or $.67 per share for the third quarter of 1999 compared with net income of $7.0 million or $.84 per share for the same period in 1998. For the first nine months of 1999, net income was $7.5 million or $.88 per share compared to net income of $13.9 million or $1.66 per share for the first nine months of 1998. The third quarter and year-to-date results in 1999 are highlighted by strong growth in gross margin and increased net selling prices. Net selling prices increased by almost 3% in the third quarter of 1999 over the same period in 1998. Net income declined for both the third quarter and first nine months of 1999 over 1998 periods, due primarily to increased costs related to the Company's ongoing investment in infrastructure to support future growth.

The Company's infrastructure investments include additional sales personnel, vehicles, cold drink equipment and additional support personnel required to service the cold drink equipment. The Company continues to work on a Value Chain initiative which will change its core logistics processes related to manufacturing and transportation of finished products. The Company plans to test the redesigned processes with a pilot project in the first half of 2000. Despite strong growth in gross margin, these significant infrastructure investments have adversely affected short-term operating results.

On November 4, 1999, the Company announced a restructuring in some of its operating units, which will result in a fourth quarter 1999 after-tax charge of up to $3 million. The charge relates primarily to severance and other restructuring costs. Beginning in 1997, the Company significantly increased its targeted growth rate and outpaced the U.S. soft drink industry in volume growth, up 8% and 11% in 1997 and 1998, respectively. To support the accelerated growth rate, the Company increased its investment in cold drink equipment, route vehicles, additional sales personnel and additional service personnel to maintain its cold drink equipment. In 1999, the Company planned for another year of solid volume growth. However, the entire U.S. soft drink industry has been soft. While the Company's volume growth in 1999 is leading the U.S. industry average, volume has increased only 4% in the first nine months of 1999 and was flat in the third quarter of 1999.

The Company acquired Carolina Coca-Cola Bottling Company, a Coca-Cola bottler with operations in central South Carolina, in May 1999. The Company also purchased the bottling rights and operating assets of a small Coca-Cola bottler in central North Carolina in May 1999. The Company acquired substantially all of the outstanding capital stock of Lynchburg Coca-Cola Bottling Co., Inc., a Coca-Cola bottler with operations in central Virginia, on October 29, 1999. On November 5, 1999, the Company signed a letter of intent to acquire The Coca-Cola Company's

50% interest in Piedmont Coca-Cola Bottling Partnership ("Piedmont"). If the acquisition of The Coca-Cola Company's interest in Piedmont is completed, the Company would then own 100% of this partnership. It is the Company's intention to continue to grow through acquisitions of other Coca-Cola bottlers. Acquisition related costs including interest expense and non-cash charges such as amortization of intangible assets may be incurred. To the extent these expenses are incurred and are not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that continued growth through acquisitions will enhance long-term shareholder value.

The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

RESULTS OF OPERATIONS:

The Company experienced strong growth in gross margin for the third quarter and first nine months of 1999. Excluding the effect of acquisitions, gross margin increased by 9% for the third quarter and the first nine months of 1999 over the same periods in 1998. The growth in gross margin for the first nine months of 1999 was attributable to volume growth of approximately 4% and an increase in net selling price of 1.7%. Net selling prices for the third quarter of 1999 increased by nearly 3% over 1998 net selling prices.

Excluding the effect of acquisitions, net sales for the third quarter and first nine months increased 2% and 6%, respectively, over the same periods in 1998. Cost of sales, as a percentage of net sales, declined from approximately 58% in the third quarter of 1998 to approximately 55% in the third quarter of 1999. This decline was primarily due to reductions in the cost of sweetener used in the manufacturing of many of the Company's products.

Volume growth for the first nine months of 1999 was led by Sprite and non-carbonated beverages including DASANI, The Coca-Cola Company's bottled water that was introduced in April 1999. Non-carbonated beverage growth was 12% for the third quarter and 32% for the first nine months of 1999. The growth in non-carbonated beverages (excluding bottled water), including POWERaDE, Fruitopia, Minute Maid Juices To Go and Cool from Nestea, is on top of 70% volume growth for all of 1998. Bottled water sales increased 53% over the first nine months of 1999. Non-carbonated products, including bottled water, now account for over 7% of the Company's total sales volume.

Selling expenses for the third quarter and first nine months of 1999 increased by 4.8% and 6.3%, respectively, from 1998 levels. The increase in selling costs reflects additional expenses related to the Company's higher sales volume and sales infrastructure development. Significant components of the increased costs include employment costs for additional sales personnel, increased commission costs related to higher sales volume, additional personnel costs for employees to support the Company's accelerated cold drink program and additional marketing expenses related to the Company's sales development programs. The Company has made a significant investment in its sales force and anticipates that over time, the increases in sales revenue from this investment will outpace the growth in costs.

During January 1999, the Company purchased $155 million of equipment that had previously been leased. As a result of this transaction, lease expense for the third quarter and first nine months of 1999 declined by $3.7 million and $11.4 million, respectively. Additionally, the terms of certain leases that were previously recorded as operating leases were amended during the first quarter of 1999. Due to the amendments in the terms of the leases, they are now reflected in the Company's financial statements as capital leases. As of October 3, 1999, leased property under capital leases, net of accumulated amortization, is $11.5 million.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support through 1999, it is not obligated to do so under the Company's Master Bottle Contract. Also, The Coca-Cola Company has agreed to provide additional marketing funding under a multi-year program to support the Company's cold drink infrastructure. Total marketing funding and infrastructure support from The Coca-Cola Company and other beverage companies in the first nine months of 1999 and 1998 was $41.3 million and $40.2 million, respectively.

General and administrative expenses for the third quarter and first nine months of 1999 increased by 11% and 9% respectively over 1998 levels. The increase in general and administrative expenses was due to hiring of additional support personnel, higher employment costs in certain of the Company's labor markets and costs related to remediation and testing of Year 2000 issues. The increase in general and administrative expenses for the third quarter also reflects additional bad debt reserve costs due to the bankruptcy of a large grocery chain customer.

Depreciation expense increased 65% and 63% between the third quarter and first nine months of 1999 and the comparable periods in 1998. This increase was due primarily to the repurchase of previously leased equipment, as discussed above, significant investments the Company continues to make in cold drink equipment and additional manufacturing equipment acquired to produce its new bottled water, DASANI.

Interest expense during the third quarter increased 21% from the third quarter of 1998. Interest expense for the first nine months of 1999 increased by 28% over the first nine months of 1998. The increase in interest expense for both the third quarter and the first nine months of 1999 is attributable to the purchase of assets that were previously leased, as discussed above, additional debt related to acquisitions of other Coca-Cola bottlers during 1998 and 1999 and the significant level of capital expenditures during 1999. The Company's overall weighted average interest rate decreased from an average of 7.0% during the first nine months of 1998 to an average of 6.6% during the first nine months of 1999.

The Company owns a 50% interest in Piedmont. Piedmont's bottling territory includes parts of eastern North Carolina that were subjected to severe flooding during Hurricane Floyd in September 1999. Piedmont recorded an accrual in the third quarter of 1999 for estimated losses of vending equipment and other related expenses. While Piedmont expects some of its losses to be covered by insurance, the amount of recovery has not been determined at this time. The Company has reflected its share of Piedmont's net loss in its third quarter operating results.

The Company has been advised by The Coca-Cola Company that it intends to increase concentrate pricing in 2000 significantly higher than the trend in the past several years. The increase in concentrate pricing in 2000 is expected to be approximately $8 million higher than the recent historical annual trend. The Company is actively reviewing opportunities to increase its net selling prices in 2000 in order to maintain its margins.


CHANGES IN FINANCIAL CONDITION:

Working capital increased $21.4 million from January 3, 1999 and $12.2 million from September 27, 1998 to October 3, 1999. The increase from January 3, 1999 is attributable to acquisitions, sales volume growth and seasonal increases in accounts receivable ($9.9 million) and inventory ($6.7 million).

The working capital increase of $12.2 million from September 27, 1998 to October 3, 1999 is attributable to an increase in trade accounts receivable of $6.3 million, an increase in inventory of $3.5 million, a decrease in the current portion of long-term debt of $4.7 million and a decrease in accounts payable and accruals of $4.3 million, partially offset by increases in the current portion of obligations under capital leases of $4.9 million and accrued interest of $6.7 million. The decrease in the current portion of long-term debt reflects the refinancing of maturing Medium-Term Notes and other short-term borrowings. The increase in accounts receivable is due to the higher sales volume the Company has experienced. The increase in accrued interest expense is due to increased long-term debt associated with the buyout of leased equipment and acquisitions of other Coca-Cola bottlers.

Capital expenditures in the first nine months of 1999 were $234.7 million compared to $34.6 million in the first nine months of 1998. The significant increase in capital expenditures in the first nine months of 1999 relates primarily to the purchase of $155 million of previously leased equipment. In addition, the Company is purchasing its fleet requirements in 1999. The Company leased additions to fleet during 1998.

Long-term debt increased by $226.4 million from September 27, 1998 and $238.1 million from January 3, 1999. The increases from September 27, 1998 and January 3, 1999 are due primarily to the buyout of $155 million of leased equipment discussed above, and acquisitions of other Coca-Cola bottlers.

It is the Company's intent to renew any borrowings under its $170 million revolving credit facility and the informal lines of credit as they mature and, to the extent that any borrowings under the revolving credit facility and the informal lines of credit do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities. As of October 3, 1999, the Company had no amounts outstanding under the revolving credit facility and $49.8 million outstanding under the informal lines of credit.

On April 26, 1999 the Company issued $250 million of 10-year debentures at a fixed rate of 6.375% under the Company's $800 million shelf registration filed in January 1999. The Company subsequently entered into 10-year floating interest rate swap agreements on $100 million of the newly issued debentures. The proceeds from the issuance of debentures were used to refinance borrowings related to the buyout of the operating leases discussed above, refinance certain Medium-Term Notes that matured and repay other corporate borrowings.

As of October 3, 1999 the debt portfolio had a weighted average interest rate of approximately 6.8% and approximately 31% of the total portfolio of $754.8 million was subject to changes in short-term interest rates.

On May 28, 1999 the Company acquired substantially all of the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. ("Carolina") in exchange for 368,482 shares of the Company's Common Stock, installment notes and cash. The purchase price for all the capital stock of Carolina was $36.6 million, as adjusted for required shareholders' equity of Carolina as of the acquisition date. The Company used its informal lines of credit for the cash portion of the acquisition. The acquisition has been accounted for under the purchase method of accounting.

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

The Company began work on the Year 2000 compliance issue in 1997. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC, local area network and wide area network platforms; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of key suppliers and customers. The project has four phases: assessment of systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation or replacement of affected systems and equipment; and testing that each is Year 2000 compliant.

With respect to ensuring the compliance of all applications, operating systems and hardware on the Company's various computer platforms, all four phases of the Year 2000 project have been completed. The Company continues to re-test and monitor business critical systems and will do so through the end of the year.

Approximately 80% of the internal application development resources were committed to Year 2000 remediation and testing efforts in 1997 and 1998 and the first nine months of 1999. The

Company expects that approximately 75% of its internal application development resources will be committed to re-testing and monitoring of business critical systems during the fourth quarter of 1999. The Company has also utilized contract programmers to identify Year 2000 non-compliance problems and modify code.

With respect to addressing issues related to non-IT embedded software and equipment, which principally exists in the Company's four manufacturing plants, the assessment and definition of strategies phases have been completed. Also, the remediation or replacement of affected systems and equipment phase has been completed. Testing is approximately 98% complete and will be finished at the end of November.

The Company relies on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company intends to accumulate additional finished goods inventory in its warehouses as a means of somewhat mitigating the risk of business interruption due to supplier failures. The Company has reviewed and evaluated the Year 2000 readiness of its critical suppliers. As a result of this review and evaluation, the Company believes there is a low probability of its operations being disrupted as a result of Year 2000 issues with its mission critical suppliers.

The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels, increased bad debt write-offs and cash flow reductions. While these events are possible, the Company's customer base is broad enough to minimize the effects of a single occurrence.

The Company has developed contingency plans for those areas that are critical to its business. These contingency plans have been designed to mitigate serious disruptions to its business flow beyond the end of 1999, where possible. Contingency plan information will be provided to all key managers in the Company during November and early December.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $5.0 million to $5.5 million, of which approximately $4.7 million has been spent to date. These costs are being expensed as they are incurred and are being funded through operating cash flow. These costs do not include any costs associated with the implementation of contingency plans. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be $4.5 million), substantially all of which would be capitalized, are not included in the above estimates.

The Company's Year 2000 program is an ongoing process and the estimates of costs for various components of the program described above are subject to change.

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from that suggested or described in this Quarterly Report or in such other documents. These risks include, but are not limited to (A) risks associated with any changes in the historical level of marketing funding support which the Company receives from The Coca-Cola Company, (B) risks associated with interruptions in the Company's business operations as a result of any failure to adequately correct the Year 2000 computer problem in any systems or equipment of the Company or one of its major suppliers or customers and (C) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. You are cautioned that any such statements are not guarantees of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary from those expected, estimated or projected.

                           PART II - OTHER INFORMATION





Item 6. Exhibits and Reports on Form 10-Q

(a)      Exhibits

         Exhibit
         Number            Description
         ------            -----------

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

         10.1 Agreement and Plan of Merger dated as of September 29, 1999, by and among Lynchburg Coca-Cola Bottling Co., Inc., Coca-Cola Bottling Co. Consolidated, LCCB Merger Co., Certain Shareholders of Lynchburg Coca-Cola Bottling Co., Inc. and George M. Lupton, Jr. as the shareholders' representative.

         27 Financial data schedule for period ended October 3, 1999.


(b)      Reports on Form 8-K

         A current report on Form 8-K was filed on October 22, 1999 related to the Company's intent to purchase The Coca-Cola Company's 50 percent interest in Piedmont Coca-Cola Bottling Partnership, a partnership with bottling territories in much of South Carolina and portions of eastern North Carolina.

         A current report on Form 8-K was filed on November 8, 1999 announcing a restructuring which will result in a 4th quarter 1999 after-tax charge of up to $3 million.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COCA-COLA BOTTLING CO. CONSOLIDATED
                                                        (REGISTRANT)



Date: Novemeber 17,1999                     By:  /s/ DAVID V. SINGER
                                                --------------------------------
                                                      David V. Singer
                                   Principal Financial Officer of the Registrant
                                                           and
                                        Vice President - Chief Financial Officer