Form 10-K
period 2000-01-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2000-03-31
CIK 317540

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended January 2, 2000

                          Commission file number 0-9286

                      COCA-COLA BOTTLING CO. CONSOLIDATED
            (Exact name of Registrant as specified in its charter)


              DELAWARE                               56-0950585
----------------------------------      -------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)

                             4100 COCA-COLA PLAZA,
                        CHARLOTTE, NORTH CAROLINA 28211
                        -------------------------------
              (Address of principal executive offices) (Zip Code)

                                (704) 551-4400
                                --------------
             (Registrant's telephone number, including area code)


Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $l.00 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
     State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                            MARKET VALUE AS OF MARCH 1, 2000
                                           ---------------------------------
   Common Stock, $l.00 par value                      $217,422,646
   Class B Common Stock, $l.00 par value                   *

     *No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share for share basis at the option of the holder.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   CLASS                        OUTSTANDING AS OF MARCH 1, 2000
------------------------------------------     --------------------------------
   Common Stock, $1.00 Par Value                          6,392,252
   Class B Common Stock, $1.00 Par Value                  2,341,077

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2000 Annual Meeting of
Stockholders ..............................................Part III,Items 10-13

================================================================================

                                     PART I

ITEM 1 -- BUSINESS

     INTRODUCTION AND RECENT DEVELOPMENTS

     Coca-Cola Bottling Co. Consolidated, a Delaware corporation ("Company"), is engaged in the production, marketing and distribution of carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia ("The Coca-Cola Company"). The Company was incorporated in 1980 and its predecessors have been in the soft drink manufacturing and distribution business since 1902.

     The Company has grown significantly since 1984. In 1984, net sales were approximately $130 million. In 1999, net sales were approximately $973 million. The Company's bottling territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 have significantly expanded the Company's bottling territory. The most significant transactions were as follows:

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

  o June 1, 1994 -- The Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. SAC significantly expanded its operations by adding two PET bottling lines in 1994. These bottling lines supply a portion of the Company's and Piedmont's volume requirements for finished product in PET containers.

  o May 28, 1999 -- Acquisition of all the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. which included territory covering central South Carolina.

     These transactions, along with several smaller acquisitions of additional bottling territories, have resulted in the Company becoming the second largest Coca-Cola bottler in the United States.

     The Coca-Cola Company currently owns an economic interest of approximately 30% and a voting interest of approximately 23% in the Company. The Coca-Cola Company's economic interest was achieved through a series of transactions as follows:

  o June 1987 -- The Company sold 1,355,033 shares of newly issued Common Stock and 269,158 shares of Class B Common Stock to The Coca-Cola Company for $62.5 million.

  o January 1989 -- The Company issued 1.1 million shares of Common Stock to The Coca-Cola Company in exchange for all of the outstanding stock of The Coca-Cola Bottling Company of West Virginia, Inc.

  o June 1993 -- The Company sold 33,464 shares of Common Stock to The Coca-Cola Company for $0.7 million pursuant to an agreement to maintain The Coca-Cola Company's voting and equity interest within a prescribed range.

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

     GENERAL

     In its soft drink operations, the Company holds Bottle Contracts and Allied Bottle Contracts under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, TAB, Sprite, diet Sprite, Surge, Citra, Mello Yello, diet Mello Yello, Mr. PiBB, Barq's Root Beer, diet Barq's Root Beer, Fresca, Minute Maid orange and diet Minute Maid orange sodas.

     The Company also distributes and markets under Marketing and Distribution Agreements POWERaDE, Cool from Nestea, Fruitopia and Minute Maid Juices To Go in certain of its markets. In April 1999, the Company began producing and distributing Dasani bottled water, another product from The Coca-Cola Company. The Company produces and markets Dr Pepper in most of its regions. Various other products, including Seagrams' products and Sundrop, are produced and marketed in one or more of the Company's regions under agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola bottlers.

     The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the Coca-Cola trademark have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 90% of the Company's soft drink sales during fiscal year 1999.

     BEVERAGE AGREEMENTS

     The Company holds contracts with The Coca-Cola Company which entitle the Company to produce and market The Coca-Cola Company's soft drinks in bottles, cans and five gallon, pressurized, pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produces the soft drink known as "Coca-Cola classic" and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases natural sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company's right to use in its territories the tradenames and trademarks, such as "Coca-Cola classic" and their associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company. The Company has similar arrangements with Dr Pepper Company and other beverage companies.

     BOTTLE CONTRACTS. The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the "Bottle Contracts") which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Cherry Coke and diet Cherry Coke (together, the "Coca-Cola Trademark Beverages") from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and refillable and non-refillable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company.

     The price The Coca-Cola Company charges for syrup or concentrate under the Bottle Contracts is set by The Coca-Cola Company from time to time. Except as provided in the Supplementary Agreement described below, there are no limitations on prices for concentrate or syrup. Consequently, the prices at which the Company purchases concentrates and syrup under the Bottle Contracts may vary materially from the prices it has paid during the periods covered by the financial information included in this report.

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

     The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar conditions; (2) the Company's disposition of any interest in the securities of any bottling subsidiary without the consent of The Coca-Cola Company; (3) termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company; (4) any material breach of any obligation occurring under the Bottle Contracts (including, without limitation, failure to make timely payment for any syrup or concentrate or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products), that remains uncured for 120 days after notice by The Coca-Cola Company; or (5) producing, manufacturing, selling or dealing in any "Cola Product," as defined, or any concentrate or syrup which might be confused with those of The Coca-Cola Company; or (6) selling any product under any trade dress, trademark or tradename or in any container that is an imitation of a trade dress or container in which The Coca-Cola Company claims a proprietary interest; or (7) owning any equity interest in or controlling any entity which performs any of the activities described in (5) or (6) above. In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described elsewhere herein.

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

     OTHER BOTTLING AGREEMENTS. The bottling agreements from most other soft drink franchisers are similar to those described above in that they are renewable at the option of the Company and the franchisers. The price the franchisers may charge for syrup or concentrate is set by the franchisers from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10% of the Company's sales for fiscal year 1999.

     The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisers other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company's business.

     MARKETS AND PRODUCTION AND DISTRIBUTION FACILITIES

     As of March 1, 2000, the Company held bottling rights from The Coca-Cola Company covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Ohio, Pennsylvania, South Carolina, Georgia and Florida. The total population within the Company's bottling territory is approximately 13.5 million.

     As of March 1, 2000, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:

     1. NORTH CAROLINA/SOUTH CAROLINA. This region includes the majority of central and western North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville and Charlotte and the surrounding areas and a portion of central South Carolina, including Sumter. The region has an estimated population of 5.9 million. Production/ distribution facilities are located in Charlotte and 18 other distribution facilities are located in the region.

     2. SOUTH ALABAMA. This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has an estimated population of 900,000. A production/distribution facility is located in Mobile and five other distribution facilities are located in the region.

     3. SOUTH GEORGIA. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus, Georgia and surrounding areas, and a portion of the Florida Panhandle. A distribution facility is located in Columbus, Georgia and four other distribution facilities are located in the region. This region has an estimated population of 1.0 million.

     4. MIDDLE TENNESSEE. This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 1.9 million. A production/distribution facility is located in Nashville and eight other distribution facilities are located in the region.

     5. WESTERN VIRGINIA. This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.8 million. A production/distribution facility is located in Roanoke and nine other distribution facilities are located in the region.

     6. WEST VIRGINIA. This region includes most of the state of West Virginia, a portion of eastern Kentucky, a portion of eastern Ohio and a portion of southwestern Pennsylvania. The region has an estimated population of 2.0 million. There are 11 distribution facilities located in the region.

     The Company owns 100% of the operations in each of the regions previously listed.

     In July 1993, the Company sold the majority of the South Carolina bottling territory that it then owned to Piedmont. Pursuant to a management agreement, the Company produces a portion of the soft drink products for Piedmont. The Company currently owns a 50% interest in Piedmont. Piedmont's bottling territory covers parts of eastern North Carolina and most of South Carolina (other than portions of central South Carolina). This region has an estimated population of
4.1 million.

     On June 1, 1994, the Company executed a management agreement with SAC, a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. Management fees from SAC were $1.3 million, $1.2 million and $1.2 million in 1999, 1998 and 1997, respectively. SAC has significantly expanded its operations by adding two PET bottling lines in 1994. The bottling lines supply a portion of the Company's and Piedmont's volume requirements for finished products in PET containers. In 1994, the Company executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20 ounce PET product, 2 liter PET product and 3 liter PET product by the Company of approximately $40 million.

     In addition to producing bottled and canned soft drinks for the Company's bottling territories, each production facility also produces some products for sale by other Coca-Cola bottlers. With the exception of the Company's production of soft drink products for Piedmont, this contract production is currently not a material portion of the Company's total production volume.

     RAW MATERIALS

     In addition to concentrates obtained by the Company from The Coca-Cola Company and other concentrate companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, plastic bottles, cans, closures, pre-mix containers and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweetener, cans and plastic bottles, the Company purchases its raw materials from multiple suppliers.

     The Company has supply agreements with its aluminum can suppliers which require the Company to purchase the majority of its aluminum can requirements. These agreements, which extend through the end of 2003, also reduce the variability of the cost of cans.

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

     MARKETING

     The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 1999, approximately 76% of the Company's physical case volume was in the take-home channel through supermarkets, convenience stores, drug stores and other retail outlets. The remaining volume was in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies.

     New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Product introductions in recent years include: caffeine free Coca-Cola classic; caffeine free diet Coke; Cherry Coke; Surge; Citra; Minute Maid orange; diet Minute Maid orange; Cool from Nestea; Fruitopia; POWERaDE; Minute Maid Juices To Go and Dasani. New product introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw materials costs.

     After several new package introductions in recent years, the Company now sells its soft drink products primarily in non-refillable bottles and cans, in varying proportions from market to market. There may be as many as fifteen different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during fiscal year 1999 were approximately 52% cans, 46% non-refillable bottles and 2% pre-mix.

     Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company's soft drinks. The Coca-Cola Company and Dr Pepper Company each have joined the Company in making substantial expenditures in cooperative advertising in the Company's marketing areas. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and Dr Pepper Company, respectively. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company's soft drink products. These expenses are partially offset by marketing funds which the franchisers provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs.

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

     COMPETITION

     The soft drink industry is highly competitive. The Company's competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, as well as similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of private brand soft drinks. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown products. The Company's carbonated beverage products also compete with, among others, noncarbonated beverages and citrus and noncitrus fruit drinks.

     The principal methods of competition in the soft drink industry are point-of-sale merchandising, new product introductions, packaging changes, price promotions, product quality, frequency of distribution and advertising.

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

     Soft drink and similar-type taxes have been in place in South Carolina, West Virginia and Tennessee for several years. North Carolina's soft drink tax was reduced beginning in 1996 and eliminated in July 1999. The South Carolina soft drink tax has been repealed and is being phased out ratably over a six-year period beginning July 1, 1996.

     ENVIRONMENTAL REMEDIATION

     The Company does not currently have any material capital expenditure commitments for environmental remediation for any of its properties.

     EMPLOYEES

     As of March 1, 2000, the Company had approximately 6,050 full-time employees, of whom approximately 520 were union members. The total number of employees is approximately 7,000. Management of the Company believes that the Company's relations with its employees are generally good.

     In March 2000, at the end of a collective bargaining agreement in Huntington, West Virginia, the Company and Teamsters Local Union 505 were unable to reach agreement on wages and benefits. The union elected to strike and other Teamster represented sales centers in West Virginia joined in a sympathy strike. The Company is using management personnel to continue service to customers in the areas affected by the strike. The Company is unable to estimate whether the strike will have a material effect on the earnings and financial position of the Company.

ITEM 2 -- PROPERTIES

     The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 56 distribution centers. The Company owns two production/distribution facilities and 47 distribution centers, and leases its corporate headquarters, two production/distribution facilities and nine distribution centers.

     The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from an affiliate for a ten-year term expiring January 2009. Total rent expense for these facilities was $3.1 million in 1999.

     The Company leases its 542,000 square foot Snyder Production Center in Charlotte, North Carolina from an affiliate for a term expiring in December 2002. Rent expense under this lease totaled $2.6 million in 1999.

     The Company also leases its 297,500 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2002. The Company's other real estate leases are not material.

     The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama. The current percentage utilization of the Company's production centers as of March 1, 2000 is approximately as indicated below:


               PRODUCTION FACILITIES
               ---------------------

LOCATION                            PERCENTAGE UTILIZATION*
---------------------------------- ------------------------
  Charlotte, North Carolina ......           69%
  Mobile, Alabama ................           63%
  Nashville, Tennessee ...........           61%
  Roanoke, Virginia ..............           88%

---------
* Estimated 2000 production divided by capacity (based on operations of 6 days per week and 16 hours per day).

     The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from SAC, a manufacturing cooperative located in Bishopville, South Carolina.

     Bottled and canned soft drinks are transported to distribution centers for storage pending sale. The number of distribution centers by market area as of March 1, 2000 is as follows:


           DISTRIBUTION CENTERS
           --------------------

REGION                            NUMBER OF CENTERS
-------------------------------- ------------------
  North Carolina/South Carolina          19
  South Alabama ................          6
  South Georgia ................          5
  Middle Tennessee .............          9
  Western Virginia .............         10
  West Virginia ................         11

     The Company's distribution facilities are all in good condition and are adequate for the Company's operations as presently conducted.

     The Company also operates approximately 3,300 vehicles in the sale and distribution of its soft drink products, of which approximately 1,550 are route delivery trucks. In addition, the Company owns or leases approximately 190,000 soft drink dispensing and vending machines for the sale of its soft drink products in its bottling territories.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 2, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report.

     The following is a list of names and ages of all the executive officers of the Registrant as of March 1, 2000, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

     J. FRANK HARRISON, III, age 45, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison served in the capacity of Vice Chairman from November 1987 through December 1996 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Vice Chairman of the Executive Committee, Vice Chairman of the Finance Committee and a member of the Audit Committee.

     REID M. HENSON, age 60, has served as a Vice Chairman of the Board of Directors of the Company since 1983. Prior to that time, Mr. Henson served as a consultant for JTL Corporation, a management company, and later as President of JTL Corporation. He has been a Director of the Company since 1979, is Chairman of the Audit Committee, Vice Chairman of the Retirement Benefits Committee and a member of the Executive Committee and the Finance Committee.

     JAMES L. MOORE, JR., age 57, is President and Chief Operating Officer of the Company. Mr. Moore has been President and a Director of the Company since March 1987. He is a member of the Executive Committee and is Chairman of the Retirement Benefits Committee.

     ROBERT D. PETTUS, JR., age 55, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in January 1997. Mr. Pettus was previously Vice President, Human Resources, a position he held since September 1984.

     DAVID V. SINGER, age 44, is Vice President and Chief Financial Officer, a position to which he was appointed in October 1987.

     M. CRAIG AKINS, age 49, is Vice President, Field Sales, a position he has held since December 1999. Prior to that, he was Regional Vice President, Sales, a position he had held since June 1996. He was previously Vice President, Cold Drink Market, a position he was appointed to in October 1993.

     CLIFFORD M. DEAL, III, age 38, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997. From November 1993 to November 1995 he was Manager of Tax Accounting.

     WILLIAM B. ELMORE, age 44, is Vice President, Value Chain, a position he has held since July 1999. Previously, he was Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

     NORMAN C. GEORGE, age 44, is Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

     UMESH M. KASBEKAR, age 42, is Vice President, Planning and Administration, a position he has held since January 1995.

     R. PHILIP KENNY, age 54, is Vice President, Human Resources, a position he has held since June 1997. Prior to joining the Company in 1997, he was employed by BancOne Corporation, where he served as Director, Human Resources, Southwest Region from 1995 through 1997 and also served as Manager, Change Management and Employee Relations during the first half of 1997.

     C. RAY MAYHALL, JR., age 52, is Vice President, Distribution and Technical Services, a position he was appointed to in December 1999. Prior to that he was Regional Vice President, Sales, a position he had held since November 1992.

     LAUREN C. STEELE, age 45, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

     STEVEN D. WESTPHAL, age 45, is Vice President and Controller of the Company, a position he has held since November 1987.

     JOLANTA T. ZWIREK, age 44, is Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was a Senior Director in the Information Services organization at McDonald's Corporation, where she was an employee since 1984.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market(R) under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share for share basis into shares of Common Stock.


                                           FISCAL YEAR
                         -----------------------------------------------
                                  1999                    1998
                         ----------------------- -----------------------
                             HIGH        LOW         HIGH        LOW
                         ----------- ----------- ----------- -----------
First quarter ..........  $  59.50    $  54.50    $  69.75    $  56.00
Second quarter .........     57.63       52.88       68.75       57.00
Third quarter ..........     60.00       55.75       75.75       58.50
Fourth quarter .........     56.94       45.00       62.25       57.00

     The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 1998 and 1999.

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

     The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 1, 2000, was 3,217 and 13, respectively.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data concerning the Company for the five years ended January 2, 2000. The data for the five years ended January 2, 2000 is derived from audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof which details the Company's significant acquisitions and divestitures since 1984.

                           SELECTED FINANCIAL DATA*

                                                                            FISCAL YEAR
                                                 ------------------------------------------------------------------
                                                      1999           1998         1997         1996         1995
                                                 --------------  -----------  -----------  -----------  -----------
IN THOUSANDS (EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Net sales ......................................   $  972,551     $928,502     $802,141     $773,763     $761,876
                                                   ----------     --------     --------     --------     --------
Cost of sales ..................................      543,113      534,919      452,893      435,959      447,636
Selling expenses ...............................      219,360      207,244      183,125      177,734      158,831
General and administrative expenses ............       72,547       69,001       56,776       58,793       54,720
Depreciation expense ...........................       60,567       37,076       33,783       28,608       26,818
Amortization of goodwill and intangibles .......       13,734       12,972       12,221       12,158       12,158
Restructuring expense ..........................        2,232
                                                   ----------     --------     --------     --------     --------
Total costs and expenses .......................      911,553      861,212      738,798      713,252      700,163
                                                   ----------     --------     --------     --------     --------
Income from operations .........................       60,998       67,290       63,343       60,511       61,713
Interest expense ...............................       50,581       39,947       37,479       30,379       33,091
Other income (expense), net ....................       (5,431)      (4,098)      (1,594)      (4,433)      (3,401)
                                                   ----------     --------     --------     --------     --------
Income before income taxes and extraordinary
 charge ........................................        4,986       23,245       24,270       25,699       25,221
Income taxes ...................................        1,745        8,367        9,004        9,535        9,685
                                                   ----------     --------     --------     --------     --------
Income before extraordinary charge .............        3,241       14,878       15,266       16,164       15,536
Extraordinary charge ...........................                                                           (5,016)
                                                   ----------     --------     --------     --------     --------

Net income .....................................        3,241       14,878       15,266       16,164       10,520
                                                   ----------     --------     --------     --------     --------
Basic net income per share:
 Income before extraordinary charge ............   $      .38     $   1.78     $   1.82     $   1.74     $   1.67
 Extraordinary charge ..........................                                                             (.54)
                                                   ----------     --------     --------     --------     --------
 Net income ....................................   $      .38     $   1.78     $   1.82     $   1.74     $   1.13
                                                   ----------     --------     --------     --------     --------
Diluted net income per share:
 Income before extraordinary charge ............   $      .37     $   1.75     $   1.79     $   1.73     $   1.67
 Extraordinary charge ..........................                                                            (.54)
                                                   ----------     --------     --------     --------     --------
 Net income ....................................   $      .37     $   1.75     $   1.79     $   1.73     $   1.13
                                                   ----------     --------     --------     --------     --------
Cash dividends per share:
 Common ........................................   $     1.00     $   1.00     $   1.00     $   1.00     $   1.00
 Class B Common ................................   $     1.00     $   1.00     $   1.00     $   1.00     $   1.00

OTHER INFORMATION ..............................
Weighted average number of common shares
 outstanding ...................................        8,588        8,365        8,407        9,280        9,294
Weighted average number of common shares
 outstanding -- assuming dilution ..............        8,649        8,495        8,509        9,330        9,316

YEAR-END FINANCIAL POSITION ....................
Total assets ...................................   $1,110,918     $825,228     $778,033     $702,396     $676,571
                                                   ----------     --------     --------     --------     --------
Long-term debt .................................      723,964      491,234      493,789      439,453      419,896
                                                   ----------     --------     --------     --------     --------
Stockholders' equity ...........................       32,439       15,786        9,273       22,269       38,972
                                                   ----------     --------     --------     --------     --------

* All years presented are 52-week years except 1998 which is a 53-week year. See
  Note 3 and Note 15 to the consolidated financial statements for additional information about Piedmont Coca-Cola Bottling Partnership. In 1995, the Company recorded an extraordinary charge related to the repurchase at a premium of a portion of the Company's long-term debt.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

THE COMPANY

     Coca-Cola Bottling Co. Consolidated ("Company") is engaged in the production, marketing and distribution of products of The Coca-Cola Company, which include the most recognized and popular beverage brands in the world. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, teas, juices, isotonics and bottled water. Since 1984, the Company has expanded its bottling territory throughout the Southeast, primarily through acquisitions, increasing its sales from $130 million in 1984 to $973 million in 1999. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States.

1999 ACQUISITIONS

     The Company plans to continue to grow both internally and through selected acquisitions. The Company expanded its bottling territory during the year by acquiring three Coca-Cola bottlers. The Company acquired Carolina Coca-Cola Bottling Company, Inc. ("Carolina") a Coca-Cola bottler with operations in central South Carolina in May 1999. The Company also purchased in May 1999 the bottling rights and operating assets of a small Coca-Cola bottler in north central North Carolina. In October 1999, the Company acquired substantially all of the outstanding capital stock of Lynchburg Coca-Cola Bottling Co., Inc., a Coca-Cola bottler with operations in central Virginia. On November 5, 1999, the Company signed a letter of intent to acquire The Coca-Cola Company's 50% interest in Piedmont Coca-Cola Bottling Partnership ("Piedmont"), a joint venture by the Company and The Coca-Cola Company with selling territories in North Carolina and South Carolina. Subsequently, the Company and The Coca-Cola Company agreed to discontinue negotiations related to the purchase until some future date. Acquisition related costs including interest expense and non-cash charges such as amortization of intangible assets may be incurred. To the extent these expenses are incurred and not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that continued growth through acquisitions will enhance long-term shareholder value.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137 which deferred the implementation of FASB Statement No. 133. As amended, Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect the adoption of Statement No. 133 will have on the earnings and financial position of the Company.

THE YEAR IN REVIEW

     1999 was a disappointing year for the Company with sales volume growth falling significantly short of expectations and net income declining from $14.9 million in 1998 to $3.2 million in 1999. During 1999, the Company built infrastructure to support sustained volume growth on the levels experienced in 1998 and 1997 of 11% and 8%, respectively. During 1999, however, soft drink industry growth slowed significantly from prior year levels. While the Company's 1999 volume growth of 2% outpaced the industry, it was far short of recent trends and expectations. The volume shortfall began in the second quarter and continued throughout the remainder of the year. The Company responded to the lower than expected volume growth by increasing selling prices in the fourth quarter and by reducing its workforce, which resulted in a fourth quarter pre-tax restructuring charge of $2.2 million.

     Net sales increased by approximately 5% in 1999 to $973 million. Net selling price for the year increased 3% and was up 6.5% in the fourth quarter. Income from operations plus depreciation and amortization increased from $117 million in 1998 to $135 million in 1999. After adjusting for the impact of acquisitions and the restructuring charge, income from operations before lease expense plus depreciation and amortization increased 3% in 1999.

     Net income for 1999 declined to $3.2 million from $14.9 million in 1998. The decline in net income reflects lower than expected sales volume growth combined with higher costs related to infrastructure investments made in anticipation of higher volume growth. The Company's infrastructure investments included additional sales personnel, vehicles, cold drink equipment and additional support personnel to service cold drink equipment.

     The Company continued its strong commitment to expanding its business with capital expenditures totaling $256.6 million in 1999. A significant portion of the capital expenditures in 1999 resulted from the purchase in January of approximately $155 million of equipment that was previously leased.

     The Company continues to focus on its key long-term objectives including increasing each of per capita consumption, operating cash flow and shareholder value. Our long-term success in achieving these objectives is supported by many factors including superior products, a strong relationship with our strategic partner, The Coca-Cola Company, strategic acquisitions, an experienced management team and a work force of approximately 6,000 talented individuals working together as a team. We are committed to working with The Coca-Cola Company to ensure that we fully utilize our joint resources to maximize the full potential with our consumers and customers.

     Our partnership with The Coca-Cola Company continues to provide our customers and consumers with innovative products and packaging. In 1999, the Company introduced Dasani, the new bottled water from The Coca-Cola Company. The Company was the first Coca-Cola bottler in the world to produce and distribute Dasani. Continued development of new and exciting packaging offers our customers more options. The combination of new products and packaging along with our core brands provide the Company with a line-up of beverage offerings unsurpassed in the industry.

SIGNIFICANT EVENTS OF PRIOR YEARS

     The Company repurchased approximately 930,000 shares of its Common Stock in three separate transactions between December 1996 and February 1997.

     On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to this 10-year management agreement. SAC significantly expanded its operations by adding two PET bottling lines in 1994. These new bottling lines supply a portion of the Company's volume requirements for PET product.

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company is accounting for its investment in Piedmont using the equity method of accounting.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

NET INCOME

     The Company reported net income of $3.2 million or basic net income per share of $.38 for fiscal year 1999 compared to $14.9 million or $1.78 basic net income per share for fiscal year 1998. Diluted net income per share for 1999 was $.37 compared to $1.75 in 1998. The decline in net income was primarily attributable to lower than anticipated volume growth and higher expenses related to the Company's investment in the infrastructure considered necessary to support accelerated long-term growth. Investments in additional personnel, vehicles and cold drink equipment resulted in cost increases that the Company anticipated would be offset by higher sales volume. With the soft drink industry growth levels slowing significantly during the year, the higher cost structure negatively impacted 1999 earnings. The Company reduced its workforce by approximately 5% in the fourth quarter to reduce staffing costs. In addition, the Company increased its selling price by approximately 6.5% in the fourth quarter of 1999.

NET SALES

     Net sales for 1999 grew by approximately 5% to $973 million compared to $929 million in 1998. The increase was due to volume growth of 2%, an increase in net selling price of 3% and acquisitions of additional bottling territories in South Carolina, North Carolina and Virginia. Net sales in 1999 from the newly acquired bottling territories were approximately $16 million. The Company's 1998 fiscal year included a 53rd week. Sales growth in noncarbonated beverages, including POWERaDE, Fruitopia and Dasani bottled water remained strong in 1999. Noncarbonated products now account for almost

7% of the Company's bottle and can volume. Sales to other bottlers decreased by 11% during 1999 over 1998 levels, primarily due to lower sales to Piedmont. The Company sells finished products to Piedmont at cost.

COST OF SALES AND OPERATING EXPENSES

     Cost of sales on a per case basis increased by approximately 1% in 1999. This increase was due to higher raw material costs, including concentrate and packaging costs, as well as increases in manufacturing labor and overhead resulting from wage rate increases and an increase in the number of stockkeeping units.

     Selling expenses increased by approximately $12 million or 6% in 1999 over 1998 levels. Lease expense declined significantly in 1999 compared to 1998 as a result of the purchase of approximately $155 million of equipment in January 1999 that had previously been leased. Excluding lease expense, selling expenses increased by $26 million or 14% in 1999. Increased selling costs resulted from higher employment costs for additional sales personnel, additional marketing expenses and higher costs for sales development programs. The increase in selling expenses was partially offset by increased marketing funding and infrastructure support from The Coca-Cola Company. The Company made a significant investment in its sales force, technical services and infrastructure in 1999 in anticipation of a continuation of the growth levels experienced in 1997 and 1998. With the reduction in staffing levels in the fourth quarter of 1999, the Company anticipates that selling expenses will increase in 2000 at a slower rate than in 1999.

     The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and such other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and these other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2000, it is not obligated to do so under the Company's master bottle contract. Also, The Coca-Cola Company has agreed to provide additional marketing funding under a multi-year program to support the Company's cold drink infrastructure. Total marketing funding and infrastructure support from The Coca-Cola Company and other beverage companies in 1999 and 1998 was $63 million and $61 million, respectively. A portion of the marketing funding and infrastructure support from The Coca-Cola Company is subject to annual performance requirements. The Company is in compliance with all such performance requirements, as amended. Significant decreases in the historical levels of marketing support from The Coca-Cola Company or other beverage companies would adversely impact operating results of the Company.

     General and administrative expenses increased by $4 million or approximately 4% per case from 1998. The increase in general and administrative expenses was due to hiring of additional personnel to support anticipated volume growth and higher employment costs in certain of the Company's labor markets, offset by lower incentive accruals. In addition, general and administrative expenses increased in 1999 due to remediation and testing of Year 2000 issues of approximately $1 million.

     Depreciation expense in 1999 increased $23 million or 63%. The increase is due to significant capital expenditures over the past several years, including $256.6 million in 1999, of which $155 million related to the purchase of equipment that was previously leased.

     The pre-tax restructuring charge of $2.2 million in the fourth quarter of 1999 consists of employee termination benefit costs of $1.8 million and facility lease costs and other related expenses of $0.4 million. The restructuring charge will be funded by cash flow from operations. The objectives of the restructuring were to consolidate and streamline sales divisions and reduce the overall operating expense base. Approximately 300 positions were eliminated as a result of the restructuring. The Company expects to begin realizing the effects of these actions in the first quarter of 2000.

INVESTMENT IN PARTNERSHIP

     The Company's share of Piedmont's net loss of $2.6 million increased from a loss of $.5 million in 1998. The increase in the loss reflects the impact of lower than expected volume growth in 1999 and higher infrastructure costs at Piedmont.

INTEREST EXPENSE

     Interest expense increased by $10.6 million or 27% in 1999. The increase is due to additional debt related to the purchase of $155 million of equipment that was previously leased and additional borrowings to fund acquisitions and capital expenditures. The Company's overall weighted average borrowing rate for 1999 was 6.8% compared to 7.1% in 1998.

OTHER INCOME/EXPENSE

     Other expense increased from $4.1 million in 1998 to $5.4 million in 1999. Approximately half of the increase related to net losses of Data Ventures LLC, in which the Company holds a 31.25% equity interest. Data Ventures LLC provides to the Company certain computerized data management products and services related to inventory control and marketing program support.

INCOME TAXES

     The effective tax rate for federal and state income taxes was approximately 35% in 1999 compared to approximately 36% in 1998. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.

1998 COMPARED TO 1997

NET INCOME

     The Company reported net income of $14.9 million or basic net income per share of $1.78 for fiscal year 1998 compared to $15.3 million or $1.82 basic net income per share for fiscal year 1997. Diluted net income per share for 1998 was $1.75 compared to $1.79 in 1997. The small decline in net income was attributable to expenses related to the Company's investment in the infrastructure necessary to support accelerated long-term growth, partially offset by additional marketing funding support from The Coca-Cola Company. Investments in additional personnel, information systems and cold drink equipment resulted in cost increases.

NET SALES

     Net sales for 1998 grew by 16% to $929 million, compared to $802 million in 1997. The increase was due to broad-based volume growth across key sales channels, an increase in net selling price of 0.6%, acquisitions of additional bottling territory in Alabama and Virginia and a 53rd week in the Company's 1998 fiscal year. The Company continued to experience strong growth from its carbonated soft drinks with growth of approximately 9% in 1998. Newer products such as SURGE, an expanded line-up of Minute Maid products as well as double digit growth for Sprite helped drive the growth in carbonated beverages. Sales growth in noncarbonated beverages, including POWERaDE, Fruitopia, tea and bottled water exceeded 70% in 1998. Sales to other bottlers increased by 25% during 1998 over 1997 levels, primarily due to additional sales to Piedmont, which experienced significant sales volume growth in 1998.

COST OF SALES AND OPERATING EXPENSES

     Cost of sales on a per case basis increased by approximately 2% in 1998. The increase was primarily due to increases in concentrate prices offset somewhat by lower packaging costs.

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

     General and administrative expenses increased by $12 million from 1997. The increase in general and administrative expenses was due primarily to hiring of additional support personnel and higher employment costs in certain of the Company's labor markets.

     Depreciation expense increased $3 million or 10%. The increase was due to significant capital expenditures over the past several years including $46.8 million in 1998.

INVESTMENT IN PARTNERSHIP

     The Company's share of Piedmont's net loss of $.5 million was down from a loss of $1.1 million in 1997. The reduction in the loss reflects improved operating results from Piedmont.

INTEREST EXPENSE

     Interest expense increased by $2.5 million or 7% in 1998. The increase was due to additional borrowings used to fund acquisitions and capital expenditures. The Company's overall weighted average borrowing rate for 1998 was 7.1% compared to 7.0% in 1997.

OTHER INCOME/EXPENSE

     Other expense increased by $2.5 million in 1998. The increase was due primarily to losses on the disposal of cold drink equipment.

INCOME TAXES

     The effective tax rate for federal and state income taxes was approximately 36% in 1998 versus approximately 37% in 1997. The difference between the effective rate and the statutory rate was due primarily to amortization of nondeductible goodwill, state income taxes, nondeductible premiums on officers' life insurance and other nondeductible expenses.

FINANCIAL CONDITION

     Total assets increased from $825 million at January 3, 1999 to $1.1 billion at January 2, 2000. The increase was primarily due to an increase of $200 million in property, plant and equipment, net and acquisitions of other Coca-Cola bottlers for approximately $66 million. A significant portion of the increase in property, plant and equipment resulted from the purchase in January 1999 of $155 million of assets that had previously been leased.

     Working capital decreased by $8.3 million to a deficit of $3.7 million at January 2, 2000 compared to $4.6 million at January 3, 1999. The change in working capital is primarily due to an increase in accounts payable and accrued liabilities of $16.2 million, partially offset by an increase in other accounts receivable of $5.9 million.

     Total long-term debt increased to $753 million at January 2, 2000 compared to $521 million at January 3, 1999. The increase in debt relates to the purchase of equipment that was previously leased for $155 million, acquisitions of three Coca-Cola bottlers, of which approximately $44 million was financed with debt, and additional capital expenditures during the year.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

     Sources of capital for the Company primarily include operating cash flows, bank borrowings, issuance of public or private debt and the issuance of equity securities. Management believes that the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, dividends for stockholders and other cash needs.

INVESTING ACTIVITIES

     Additions to property plant and equipment during 1999 were $256.6 million. Also, the Company acquired three Coca-Cola bottlers during 1999 for approximately $66 million. The Company used debt financing, installment notes and issuance of the Company's Common Stock to fund these transactions.

     Leasing is used for certain capital additions when considered cost effective related to other sources of capital. The Company utilized lease financing of $50 million for substantially all of its cold drink equipment additions in 1999. Total lease expense in 1999 was $12.3 million compared to $26.1 million in 1998. The decrease in lease expense in 1999 was attributable primarily to the purchase of $155 million of equipment which had previously been leased.

     In 2000, the Company expects its capital spending to be less than 50% of its 1999 capital additions.

     At the end of 1999, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of bottling territories on an ongoing basis.

FINANCING ACTIVITIES

     In January 1999, the Company filed a new $800 million shelf registration for debt and equity securities. This new shelf registration includes $200 million of unused availability from a $400 million shelf registration filed in October 1994.

     In April 1999, the Company issued $250 million of 10-year debentures at a fixed rate of 6.375% under its shelf registration filed in January 1999. The Company subsequently entered into interest rate swap agreements totaling $100 million related to these debentures. The net proceeds from the issuance of these debentures were used to refinance borrowings related to the $155 million purchase of assets previously leased, refinance certain maturing Medium-Term Notes and repay other corporate borrowings.

     In May 1999, the Company acquired substantially all of the outstanding capital stock of Carolina in exchange for 368,482 shares of the Company's Common Stock, installment notes and cash. The purchase price of Carolina was approximately $37 million, as adjusted for shareholders' equity of Carolina, as of the acquisition date. The Company completed two additional acquisitions during 1999 whose aggregate purchase price totaled approximately $29 million. The Company used its informal lines of credit for the cash portion of these acquisitions.

     The Company borrows from time to time under informal lines of credit from various banks. On January 2, 2000, the Company had $165 million available under these lines, of which $46.6 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing.

     In December 1997, the Company extended the maturity of a revolving credit facility to December 2002 for borrowings of up to $170 million. There were no amounts outstanding under this facility as of January 2, 2000.

INTEREST RATE HEDGING

     The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations in its underlying debt. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company's debt level and the potential impact of increases in interest rates on the Company's overall financial condition. Sensitivity analyses are performed to review the impact on the Company's financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes.

     The weighted average interest rate of the debt portfolio as of January 2, 2000 was 7.0% compared to 7.3% at the end of 1998. The Company's overall weighted average borrowing rate on its long-term debt in 1999 declined to 6.8% from 7.1% in 1998. Approximately 35% of the Company's debt portfolio of $752.6 million was subject to changes in short-term interest rates as of January 2, 2000.

YEAR 2000

     In preparation for the rollover to the year 2000, the Company initiated a project in 1997, the scope of which included the following steps: ensuring the compliance of all applications, operating systems and hardware on mainframe, personal computer, local area network and wide area network platforms; addressing issues related to non-IT imbedded software and equipment; and addressing the compliance of key suppliers and customers.

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business operations as a result of the Year 2000 issue. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant. The Company is currently not aware of any significant Year 2000 or similar problem that may have arisen with its key customers, suppliers or other significant third parties.

     As of January 2, 2000, the Company's incremental costs of addressing Year 2000 issues are estimated to be approximately $5 million. These costs were expensed as they were incurred and were funded through cash flow from operations.

     The additional costs associated with the replacement of computerized systems, hardware or equipment of approximately $4 million were capitalized and are not included in the aforementioned Year 2000 expenses.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: our growth strategy increasing long-term shareholder value; our belief that selling expenses will increase in 2000 at a slower rate than in 1999; the sufficiency of our financial resources to fund our operations and capital expenditure requirements; and our expectations that Year 2000 issues will not have a significant impact on our ongoing business operations. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Events or uncertainties that could adversely affect future periods include, without limitation: lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, higher than expected fuel prices, an inability to meet projections for performance in newly acquired bottling territories and unfavorable interest rate fluctuations.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks that are inherent in the Company's financial instruments, which arise in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for trading purposes. A discussion of the Company's primary market risk exposure in financial instruments is presented below.

LONG-TERM DEBT

     The Company is subject to interest rate risk on its long-term fixed interest rate debt. Borrowings under informal lines of credit and other variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of the Company's debt with a fixed interest rate will increase as interest rates decline and, the fair market value of the Company's debt will decrease as interest rates rise. This exposure to interest rate risk is generally managed by borrowing funds with a variable interest rate or using interest rate swaps to effectively change fixed interest rate borrowings to variable interest rate borrowings. The Company generally maintains between 30% and 50% of total borrowings at variable interest rates, after taking into account all of the interest rate hedging activities.

     As it relates to the Company's variable rate debt, if market interest rates average 1% more in 2000 than the rates of January 2, 2000, interest expense for 2000 would increase by $2.6 million. If market interest rates had averaged 1% more in 1999 than the rates at January 3, 1999, interest expense for 1999 would have increased by $1.4 million. These amounts were determined by calculating the effect of the hypothetical interest rate on our variable rate debt, after giving consideration to all our interest rate hedging activities. This sensitivity analysis does not assume changes in the Company's financial structure.

     The Company is subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company generally manages this risk by entering into long-term contracts with adjustable prices. The Company has not used derivative commodity instruments in the management of this risk.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      COCA-COLA BOTTLING CO. CONSOLIDATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       FISCAL YEAR
                                                                           -----------------------------------
                                                                               1999        1998        1997
                                                                           ----------- ----------- -----------
IN THOUSANDS (EXCEPT PER SHARE DATA)
NET SALES (includes sales to Piedmont of $68,046,
 $69,552 and $54,155).....................................................  $972,551    $928,502    $802,141
Cost of sales, excluding depreciation shown below (includes
 $56,439, $55,800 and $42,581 related to sales to Piedmont)...............   543,113     534,919     452,893
                                                                            --------    --------    --------
GROSS MARGIN .............................................................   429,438     393,583     349,248
                                                                            --------    --------    --------
Selling expenses, excluding depreciation shown below .....................   219,360     207,244     183,125
General and administrative expenses, excluding depreciation shown below ..    72,547      69,001      56,776
Depreciation expense .....................................................    60,567      37,076      33,783
Amortization of goodwill and intangibles .................................    13,734      12,972      12,221
Restructuring expense ....................................................     2,232
                                                                            --------    --------    --------
INCOME FROM OPERATIONS ...................................................    60,998      67,290      63,343
                                                                            --------    --------    --------
Interest expense .........................................................    50,581      39,947      37,479
Other income (expense), net ..............................................    (5,431)     (4,098)     (1,594)
                                                                            --------    --------    --------
Income before income taxes ...............................................     4,986      23,245      24,270
Income taxes .............................................................     1,745       8,367       9,004
                                                                            --------    --------    --------
NET INCOME ...............................................................  $  3,241    $ 14,878    $ 15,266
                                                                            --------    --------    --------
BASIC NET INCOME PER SHARE ...............................................  $    .38    $   1.78    $   1.82
                                                                            --------    --------    --------
DILUTED NET INCOME PER SHARE .............................................  $    .37    $   1.75    $   1.79
                                                                            --------    --------    --------
Weighted average number of common shares outstanding .....................     8,588       8,365       8,407
Weighted average number of common shares
 outstanding -- assuming dilution ........................................     8,649       8,495       8,509

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                           CONSOLIDATED BALANCE SHEETS

                                                                          JAN. 2,      JAN. 3,
                                                                            2000        1999
                                                                       ------------- ----------
IN THOUSANDS (EXCEPT PER SHARE DATA)
ASSETS
CURRENT ASSETS:
Cash .................................................................  $    9,050    $  6,691
Accounts receivable, trade, less allowance for
  doubtful accounts of $850 and $600..................................      60,367      57,217
Accounts receivable from The Coca-Cola Company .......................       6,018      10,091
Accounts receivable, other ...........................................      13,938       7,997
Inventories ..........................................................      44,736      41,010
Prepaid expenses and other current assets ............................      13,275      15,545
                                                                        ----------    --------
  Total current assets ...............................................     147,384     138,551
                                                                        ----------    --------
PROPERTY, PLANT AND EQUIPMENT, net ...................................     458,799     258,329
LEASED PROPERTY UNDER CAPITAL LEASES, net ............................      10,785
INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP ................      60,216      62,847
OTHER ASSETS .........................................................      69,824      51,576
IDENTIFIABLE INTANGIBLE ASSETS, less accumulated
  amortization of $127,459 and $116,015...............................     305,432     253,156
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED,
  less accumulated amortization of $33,141 and $30,850................      58,478      60,769
                                                                        ----------    --------
  Total ..............................................................  $1,110,918    $825,228
                                                                        ==========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JAN. 2,       JAN. 3,
                                                                                     2000          1999
                                                                                -------------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Portion of long-term debt payable within one year .............................   $   28,635    $  30,115
Current portion of obligations under capital leases ...........................        4,483
Accounts payable and accrued liabilities ......................................       88,848       72,623
Accounts payable to The Coca-Cola Company .....................................        2,346        5,194
Due to Piedmont Coca-Cola Bottling Partnership ................................        2,736          435
Accrued compensation ..........................................................        7,160       10,239
Accrued interest payable ......................................................       16,830       15,325
                                                                                  ----------    ---------
  Total current liabilities ...................................................      151,038      133,931
                                                                                  ----------    ---------
DEFERRED INCOME TAXES .........................................................      125,109      120,659
DEFERRED CREDITS ..............................................................        4,135        4,838
OTHER LIABILITIES .............................................................       69,765       58,780
OBLIGATIONS UNDER CAPITAL LEASES ..............................................        4,468
LONG-TERM DEBT ................................................................      723,964      491,234
                                                                                  ----------    ---------
  Total liabilities ...........................................................    1,078,479      809,442
                                                                                  ----------    ---------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock, $100 par value:
  Authorized - 50,000 shares; Issued - None
Nonconvertible Preferred Stock, $100 par value:
  Authorized - 50,000 shares; Issued - None
Preferred Stock, $.01 par value:
  Authorized - 20,000,000 shares; Issued - None
Common Stock, $1 par value:
  Authorized - 30,000,000 shares; Issued - 9,454,626 and 9,086,113 shares .....        9,454        9,086
Class B Common Stock, $1 par value:
  Authorized - 10,000,000 shares; Issued - 2,969,191 and 2,969,222 shares .....        2,969        2,969
Class C Common Stock, $1 par value:
  Authorized - 20,000,000 shares; Issued - None ...............................
Capital in excess of par value ................................................      107,753       94,709
Accumulated deficit ...........................................................      (26,483)     (29,724)
                                                                                  ----------    ---------
                                                                                      93,693       77,040
                                                                                  ----------    ---------
Less -- Treasury stock, at cost:
  Common -- 3,062,374 shares ..................................................       60,845       60,845
  Class B Common -- 628,114 shares ............................................          409          409
                                                                                  ----------    ---------
  Total stockholders' equity ..................................................       32,439       15,786
                                                                                  ----------    ---------
  Total .......................................................................   $1,110,918    $ 825,228
                                                                                  ----------    ---------

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  FISCAL YEAR
                                                                                   ------------------------------------------
                                                                                       1999           1998           1997
                                                                                   ------------   ------------   ------------
IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................    $    3,241     $  14,878      $   15,266
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation expense ........................................................        60,567        37,076          33,783
   Amortization of goodwill and intangibles ....................................        13,734        12,972          12,221
   Deferred income taxes .......................................................         1,745         8,367           2,567
   Losses on sale of property, plant and equipment .............................         2,755         2,586           1,433
   Amortization of debt costs ..................................................           836           595             627
   Amortization of deferred gain related to terminated interest rate swaps .....          (563)         (563)
   Undistributed loss of Piedmont Coca-Cola Bottling Partnership ...............         2,631           479           1,136
   Decrease in current assets less current liabilities .........................         9,521           132             733
   Increase in other noncurrent assets .........................................       (15,911)       (9,127)         (7,953)
   Increase in other noncurrent liabilities ....................................         9,702         2,180           5,784
   Other .......................................................................           334            79           3,071
                                                                                    ----------     ---------      ----------
Total adjustments ..............................................................        85,351        54,776          53,402
                                                                                    ----------     ---------      ----------
Net cash provided by operating activities ......................................        88,592        69,654          68,668
                                                                                    ----------     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt ...................................       234,686                        54,561
Increase (decrease) in current portion of long-term debt .......................        (1,480)       18,115          11,895
Payments on long-term debt .....................................................        (1,956)       (2,555)           (226)
Purchase of Common Stock .......................................................                                     (20,001)
Cash dividends paid ............................................................        (8,549)       (8,365)         (8,365)
Payments on capital lease obligations ..........................................        (4,938)
Proceeds from interest rate swap termination ...................................                       6,480
Debt fees paid .................................................................        (3,266)         (102)         (1,226)
Other ..........................................................................          (468)         (390)         (1,020)
                                                                                    ----------     ---------      ----------
Net cash provided by financing activities ......................................       214,029        13,183          35,618
                                                                                    ----------     ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment .....................................      (256,561)      (46,822)       (100,105)
Proceeds from the sale of property, plant and equipment ........................           753         1,255           1,223
Acquisitions of companies, net of cash acquired ................................       (44,454)      (35,006)         (3,918)
                                                                                    ----------     ---------      ----------
Net cash used in investing activities ..........................................      (300,262)      (80,573)       (102,800)
                                                                                    ----------     ---------      ----------
NET INCREASE IN CASH ...........................................................         2,359         2,264           1,486
                                                                                    ----------     ---------      ----------
CASH AT BEGINNING OF YEAR ......................................................         6,691         4,427           2,941
                                                                                    ----------     ---------      ----------
CASH AT END OF YEAR ............................................................    $    9,050     $   6,691      $    4,427
                                                                                    ----------     ---------      ----------
Significant non-cash investing and financing activities
 Issuance of Common Stock in connection with acquisition .......................    $   21,961
 Capital lease obligations incurred ............................................        14,225

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                                                                             MINIMUM
                                                         CLASS B  CAPITAL IN                 PENSION
                                               COMMON    COMMON   EXCESS OF    ACCUMULATED  LIABILITY    TREASURY
                                                STOCK     STOCK   PAR VALUE     DEFICIT     ADJUSTMENT    STOCK
                                                -----     -----   ---------     -------     ----------    -----
IN THOUSANDS
Balance on December 29, 1996 ...............  $ 10,107   $1,948   $111,439    $ (59,868)     $ (104)    $41,253
Net income .................................                                     15,266
Cash dividends paid ........................                        (8,365)
Purchase of Common Stock ...................                                                             20,001
Minimum pension liability adjustment .......                                                    104
                                                -----     -----   ---------     -------     ----------    -----
Balance on December 28, 1997 ...............    10,107    1,948    103,074      (44,602)          0      61,254
Net income .................................                                     14,878
Cash dividends paid ........................                        (8,365)
Exchange of Common Stock for Class B Common
  Stock ....................................    (1,021)   1,021
                                                -----     -----   ---------     -------     ----------    -----
Balance on January 3, 1999 .................     9,086    2,969     94,709      (29,724)          0      61,254
Net income .................................                                      3,241
Cash dividends paid ........................                        (8,549)
Issuance of Common Stock in connection with
  acquisition ..............................       368              21,593
                                                -----     -----   ---------     -------     ----------    -----
BALANCE ON JANUARY 2, 2000 .................  $  9,454   $2,969   $107,753    $ (26,483)     $    0     $61,254
                                                -----     -----   ---------     -------     ----------    -----

         See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

     Coca-Cola Bottling Co. Consolidated ("Company") is engaged in the production, marketing and distribution of carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company. The Company operates in portions of 12 states, principally in the southeastern region of the United States.

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Acquisitions recorded as purchases are included in the statement of operations from the date of acquisition.

     The fiscal years presented are the 52-week period ended January 2, 2000, the 53-week period ended January 3, 1999 and the 52-week period ended December 28, 1997. The Company's fiscal year ends on the Sunday closest to December 31.

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

SOFTWARE

     The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" in the first quarter of 1999. This statement requires capitalization of certain costs incurred in the development of internal-use software. Software is amortized using the straight-line method over its estimated useful life.

INVESTMENT IN PIEDMONT COCA-COLA BOTTLING PARTNERSHIP

     The Company beneficially owns a 50% interest in Piedmont Coca-Cola Bottling Partnership ("Piedmont"). The Company accounts for its interest in Piedmont using the equity method of accounting.

     With respect to Piedmont, sales of soft drink products at cost, management fee revenue and the Company's share of Piedmont's results from operations are included in "Net sales." See Note 3 and Note 15 for additional information.

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of an intangible asset, the Company will undertake necessary market studies and reevaluate projected future cash flows associated with the intangible asset. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the intangible asset, the impaired asset would be written down to its estimated net realizable value.

NET INCOME PER SHARE

     The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") which requires disclosure of basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of Common and Class B Common shares outstanding. Diluted EPS gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted EPS, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.

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

INSURANCE PROGRAMS

     In general, the Company is self-insured for costs of workers' compensation, casualty claims and medical claims. The Company uses commercial insurance for workers' compensation, casualty claims and medical claims as a risk reduction strategy to minimize catastrophic losses. Workers' compensation and casualty losses are provided for using actuarial assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.

MARKETING COSTS AND SUPPORT ARRANGEMENTS

     The Company directs various advertising and marketing programs supported by The Coca-Cola Company or other franchisers. Under these programs, certain costs incurred by the Company are reimbursed by the applicable franchiser. Franchiser funding is recognized when performance measures are met or as funded costs are incurred.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS

     On May 28, 1999, the Company acquired substantially all of the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. ("Carolina") in exchange for 368,482 shares of the Company's Common Stock, installment notes and cash. The total purchase price was approximately $37 million, as adjusted for required shareholders' equity of Carolina, as of the acquisition date. Carolina was a Coca-Cola bottler with operations in central South Carolina.

     On October 29, 1999, the Company acquired substantially all of the outstanding capital stock of Lynchburg Coca-Cola Bottling Company, Inc. ("Lynchburg") for approximately $24 million, as adjusted for net working capital of Lynchburg, as of the acquisition date. Lynchburg was a Coca-Cola bottler with operations in central Virginia.

     The Company also purchased the bottling rights and operating assets of a small Coca-Cola bottler in north central North Carolina in May 1999. The purchase price of this acquisition was not material.

     In 1998, the Company expanded its bottling territory by acquiring two Coca-Cola bottlers, one in northwestern Alabama and one in southwestern Virginia. The total purchase price for these acquisitions was approximately $35 million.

     In 1997, the Company acquired a Coca-Cola bottler in central North Carolina. The purchase price of this acquisition was not material.

     The Company used its informal lines of credit for the cash portion of the acquisitions described above. These acquisitions have been accounted for under the purchase method of accounting.


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

     Summarized financial information for Piedmont is as follows:


                                                    JAN. 2,    JAN. 3,
                                                     2000       1999
                                                  ---------- ----------
IN THOUSANDS

 Current assets .................................  $ 31,094   $ 30,350
 Noncurrent assets ..............................   331,979    336,505
                                                   --------   --------
 Total assets ...................................  $363,073   $366,855
                                                   --------   --------
 Current liabilities ............................  $ 15,370   $ 14,705
 Noncurrent liabilities .........................   227,271    226,456
                                                   --------   --------
 Total liabilities ..............................   242,641    241,161
 Partners' equity ...............................   120,432    125,694
                                                   --------   --------
 Total liabilities and partners' equity .........  $363,073   $366,855
                                                   --------   --------
 Company's equity investment ....................  $ 60,216   $ 62,847
                                                   --------   --------

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               FISCAL YEAR
                                   -----------------------------------
                                       1999        1998        1997
                                   ----------- ----------- -----------
IN THOUSANDS

Net sales ........................  $278,202    $269,312    $237,964
Cost of sales ....................   152,042     151,480     134,344
                                    --------    --------    --------
Gross margin .....................   126,160     117,832     103,620
Income from operations ...........     7,803      11,974       9,606
Net loss .........................  $ (5,262)   $   (958)   $ (2,272)
                                    --------    --------    --------
Company's equity in loss .........  $ (2,631)   $   (479)   $ (1,136)
                                    --------    --------    --------

4. INVENTORIES

     Inventories are summarized as follows:

                                      JAN. 2,    JAN. 3,
                                       2000       1999
                                    ---------- ----------
IN THOUSANDS

Finished products .................  $28,618    $26,300
Manufacturing materials ...........   11,424     10,382
Plastic pallets and other .........    4,694      4,328
                                     -------    -------
Total inventories .................  $44,736    $41,010
                                     -------    -------

     Finished products and manufacturing materials are valued by the LIFO method. The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $3.3 million and $3.2 million on January 2, 2000 and January 3, 1999, respectively, as a result of inventory premiums associated with certain acquisitions. Plastic pallets and other inventories are valued by the first in, first out method.

5. PROPERTY, PLANT AND EQUIPMENT

     The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                      JAN. 2,    JAN. 3,    ESTIMATED
                                                       2000       1999     USEFUL LIVES
                                                    ---------- ---------- -------------
IN THOUSANDS
 Land .............................................  $ 12,251   $ 11,781
 Buildings ........................................    96,072     81,527   10-50 years
 Machinery and equipment ..........................    89,068     84,047    5-20 years
 Transportation equipment .........................   126,562     60,620    4-10 years
 Furniture and fixtures ...........................    37,002     26,395    7-10 years
 Vending equipment ................................   291,844    152,163    6-13 years
 Leasehold and land improvements ..................    41,379     33,894    5-20 years
 Construction in progress .........................     3,389      4,532
                                                     --------   --------
 Total property, plant and equipment, at cost .....   697,567    454,959
 Less: Accumulated depreciation ...................   238,768    196,630
                                                     --------   --------
 Property, plant and equipment, net ...............  $458,799   $258,329
                                                     --------   --------

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASED PROPERTY UNDER CAPITAL LEASES

     The category and terms of the leased property under capital leases were as follows:

                                                       JAN. 2,
                                                        2000       TERMS
                                                     ---------- ----------
IN THOUSANDS

 Transportation equipment ..........................  $13,434   1-4 years
 Less: Accumulated amortization ....................    2,649
                                                      -------
 Leased property under capital leases, net .........  $10,785
                                                      -------

7. IDENTIFIABLE INTANGIBLE ASSETS

     The principal categories and estimated useful lives of identifiable intangible assets, net of accumulated amortization, were as follows:

                                                  JAN. 2,     JAN. 3,     ESTIMATED
                                                    2000        1999     USEFUL LIVES
                                                ----------- ----------- -------------
IN THOUSANDS
 Franchise rights .............................  $287,947    $232,334       40 years
 Customer lists ...............................    14,483      17,212    17-23 years
 Advertising savings ..........................     2,710       3,224    17-23 years
 Other ........................................       292         386    17-18 years
                                                 --------    --------
 Total identifiable intangible assets .........  $305,432    $253,156
                                                 --------    --------

8. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                        VARIABLE(V)
                                        INTEREST        FIXED(F) OR       INTEREST        JAN. 2,      JAN. 3,
                        MATURITY          RATE             RATE             PAID           2000         1999
                      -----------   ----------------   ------------   ---------------   ----------   ----------
IN THOUSANDS
Lines of Credit          2002         5.93%-6.32%           V              Varies        $ 46,600     $ 36,400
Term Loan Agreement      2004              6.20%            V              Varies          85,000       85,000
Term Loan Agreement      2005              6.20%            V              Varies          85,000       85,000
Medium-Term Notes        1999              7.99%            F          Semi-annually                    28,585
Medium-Term Notes        2000             10.00%            F          Semi-annually       25,500       25,500
Medium-Term Notes        2002              8.56%            F          Semi-annually       47,000       47,000
Debentures               2007              6.85%            F          Semi-annually      100,000      100,000
Debentures               2009              7.20%            F          Semi-annually      100,000      100,000
Debentures               2009              6.38%            F          Semi-annually      250,000
Other notes payable   2000-2006      5.75%-10.00%           F              Varies          13,499       13,864
                                                                                         --------     --------
                                                                                          752,599      521,349
Less: Portion of long-term debt payable within one year ...........................        28,635       30,115
                                                                                         --------     --------
Long-term debt ....................................................................      $723,964     $491,234
                                                                                         --------     --------

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The principal maturities of long-term debt outstanding on January 2, 2000 were as follows:

IN THOUSANDS

2000 ........................  $ 28,635
2001 ........................    10,208
2002 ........................    93,631
2003 ........................        25
2004 ........................    85,020
Thereafter ..................   535,080
                               --------
Total long-term debt ........  $752,599
                               --------

     In December 1997, the Company extended the maturity date of the revolving credit facility to December 2002 for borrowings of up to $170 million. The agreement contains several covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. There was no outstanding balance under this facility as of January 2, 2000.

     The Company borrows from time to time under informal lines of credit from various banks. On January 2, 2000, the Company had approximately $165 million of credit available under these lines, of which $46.6 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. The Company intends to renew such borrowings as they mature. To the extent that these borrowings and the borrowings under the revolving credit facility do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

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

     On January 22, 1999, the Company filed a new $800 million shelf registration for debt and equity securities (which includes $200 million of unused availability from the prior shelf registration). On April 26, 1999 the Company issued $250 million of 10-year debentures at a fixed interest rate of 6.375%. The Company subsequently entered into interest rate swap agreements totaling $100 million related to the newly issued debentures. The net proceeds from this issuance were used principally for refinancing of short-term debt related to the purchase of leased assets, with the remainder used to repay other bank debt.

     After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 7.0% for the debt portfolio as of January 2, 2000 compared to 7.3% at January 3, 1999. The Company's overall weighted average borrowing rate on its long-term debt was 6.8%, 7.1% and 7.0% for 1999, 1998 and 1997, respectively.

     As of January 2, 2000, after taking into account all of the interest rate hedging activities, approximately $266.4 million or 35.4% of the total debt portfolio was subject to changes in short-term interest rates.

     If average interest rates for the Company's debt portfolio increased by 1%, annual interest expense would have increased by approximately $2.1 million and net income for the year ended January 2, 2000 would have been reduced by approximately $1.4 million.

9. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate hedging products to modify risk from interest rate fluctuations in its underlying debt. The Company has historically used derivative financial instruments from time to time to achieve a targeted fixed/floating rate mix. This target is based upon anticipated cash flows from operations relative to the Company's debt level and the potential impact of increases in interest rates on the Company's overall financial condition.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company does not use derivative financial instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All of the Company's outstanding interest rate swap agreements are LIBOR-based.

     Derivative financial instruments are summarized as follows:

                                          JANUARY 2, 2000        JANUARY 3, 1999
                                       ---------------------- ---------------------
                                        NOTIONAL   REMAINING   NOTIONAL  REMAINING
                                         AMOUNT      TERM       AMOUNT      TERM
                                       --------- ------------ --------- -----------
IN THOUSANDS
Interest rate swaps-floating .........  $60,000  3.75 years    $60,000  4.75 years
Interest rate swaps-fixed ............   60,000  3.75 years     60,000  4.75 years
Interest rate swaps-fixed ............   50,000     5 years     50,000     6 years
Interest rate swaps-floating .........   50,000  9.25 years
Interest rate swaps-floating .........   50,000  9.25 years
Interest rate cap ....................   35,000   0.5 years     35,000   1.5 years

     The Company had five interest rate swaps with a notional amount of $270 million at January 2, 2000, compared to $170 million as of January 3, 1999. There were two new interest rate swap transactions during 1999 and one new interest rate swap in 1998. The counterparties to these contractual arrangements are a group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.

     In January 1998, the Company terminated two interest rate swaps with a total notional amount of $100 million. The gain of $6.5 million resulting from this termination (which is recorded in "other liabilities") is being amortized over 11.5 years, the remaining term of the initial swap agreement.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                                   JANUARY 2, 2000         JANUARY 3, 1999
                                               ----------------------- -----------------------
                                                 CARRYING      FAIR      CARRYING      FAIR
                                                  AMOUNT      VALUE       AMOUNT      VALUE
                                               ----------- ----------- ----------- -----------
IN THOUSANDS
Balance Sheet Instruments
 Public debt .................................  $522,500    $ 484,354   $301,085    $312,118
 Non-public variable rate long-term debt .....   216,600      216,600    206,400     206,400
 Non-public fixed rate long-term debt ........    13,499       13,670     13,864      14,476
Off-Balance-Sheet Instruments
 Interest rate swaps .........................                (12,174)                (2,030)
 Interest rate cap ...........................                     --                     10

     The fair values of the interest rate swaps at January 2, 2000 and January
3, 1999 represent the estimated amounts the Company would have had to pay to terminate these agreements. The fair value of the interest rate cap at January
3, 1999 represents the estimated amount the Company would have received upon termination of this agreement.

11. COMMITMENTS AND CONTINGENCIES

     Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $13.7 million, $28.9 million and $23.0 million for 1999, 1998 and 1997, respectively.


     The following is a summary of future minimum lease payments for all capital and operating leases as of January 2, 2000.
                                                                 CAPITAL LEASES   OPERATING LEASES     TOTAL
                                                                ---------------- ------------------ ----------
IN THOUSANDS
2000 ..........................................................      $4,963            $15,959       $20,922
2001 ..........................................................       3,193             14,844        18,037
2002 ..........................................................       1,216             13,799        15,015
2003 ..........................................................         388              5,572         5,960
2004 ..........................................................                          4,874         4,874
Thereafter ....................................................                         15,950        15,950
                                                                    -------            -------       -------
Total minimum lease payments ..................................      $9,760            $70,998       $80,758
                                                                     ------            -------       -------
Less: Amounts representing interest ...........................        (809)
                                                                     ------
Present value of minimum lease payments .......................       8,951
                                                                     ------
Less: Current portion of obligations under capital leases .....       4,483
                                                                     ------
Long-term portion of obligations under capital leases .........      $4,468
                                                                     ------

     On January 15, 1999, the Company purchased approximately $155 million of equipment (principally vehicles and vending equipment) previously leased under various operating lease agreements. The cost of the equipment purchased approximated its guaranteed residual value as of January 3, 1999. The assets purchased will continue to be used in the distribution and sale of the Company's products.

     The Company is a member of South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative, from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The current annual purchase commitment under this agreement is approximately $40 million.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. The Company also guarantees a portion of debt for SAC, a manufacturing cooperative that is being managed by the Company. See Note 15 to the consolidated financial statements for additional information concerning these financial guarantees. The total of all debt guarantees on January 2, 2000 and January 3, 1999 was $35.3 million and $30.7 million, respectively.

     The Company has entered into purchase agreements for aluminum cans on an annual basis through 2001 and 2003. The annual purchase commitment under these agreements is approximately $112 million for each year 2000 and 2001 and approximately $95 million for each year 2002 and 2003.

     The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. The Company believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

12. INCOME TAXES

     The provision for income taxes consisted of the following:

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                            1999     1998      1997
                                                          -------- -------- ---------
IN THOUSANDS
Current:
 Federal ................................................  $   --   $   --   $6,437
                                                           ------   ------   ------
Total current provision .................................      --       --    6,437
                                                           ------   ------   ------
Deferred:
 Federal ................................................     206    6,378    1,346
 State ..................................................   1,539    1,989    1,282
 Expense of minimum pension liability adjustment ........      --       --      (61)
                                                           ------   ------   ------
Total deferred provision ................................   1,745    8,367    2,567
                                                           ------   ------   ------
Income tax expense ......................................  $1,745   $8,367   $9,004
                                                           ------   ------   ------

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:
                                                           JAN. 2,      JAN. 3,
                                                            2000         1999
                                                        ------------ -----------
IN THOUSANDS

 Intangible assets ....................................  $  90,577    $  93,292
 Depreciation .........................................     66,257       17,627
 Investment in Piedmont Coca-Cola Bottling Partnership      25,855       23,931
 Lease obligations ....................................     19,775       47,483
 Other ................................................      9,277       22,479
                                                         ---------    ---------
 Gross deferred income tax liabilities ................    211,741      204,812
                                                         ---------    ---------
 Net operating loss carryforwards .....................    (32,413)     (25,461)
 Leased assets ........................................    (15,820)     (22,385)
 AMT credits ..........................................     (9,978)      (9,978)
 Deferred compensation ................................    (12,881)     (10,506)
 Postretirement benefits ..............................    (12,071)     (11,364)
 Interest rate swap terminations ......................     (3,196)      (3,604)
 Other ................................................     (9,831)      (7,707)
                                                         ---------    ---------
 Gross deferred income tax assets .....................    (96,190)     (91,005)
                                                         ---------    ---------
 Deferred income tax liability ........................  $ 115,551    $ 113,807
                                                         ---------    ---------

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net current deferred tax assets of $9.6 million and $6.9 million were included in prepaid expenses and other current assets on January 2, 2000 and January 3, 1999, respectively.

     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

                                                                 FISCAL YEAR
                                                        -----------------------------
                                                           1999      1998      1997
                                                        --------- --------- ---------
IN THOUSANDS
Statutory expense .....................................  $1,745    $8,135    $8,495
Amortization of franchise and goodwill assets .........     373       369       364
State income taxes, net of federal benefit ............    (281)      463       696
Officers' life insurance ..............................      26      (565)       16
Postretirement benefits ...............................    (762)     (762)     (762)
Meals and entertainment ...............................     267       271       372
Other .................................................     377       456      (177)
                                                         ------    ------    ------
Income tax expense ....................................  $1,745    $8,367    $9,004
                                                         ======    ======    ======

     On January 2, 2000, the Company had $82 million and $80 million of federal and state net operating losses, respectively, available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2008.

13. CAPITAL TRANSACTIONS

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

     Effective November 23, 1998, J. Frank Harrison, Jr. exchanged 792,796 shares of the Company's Common Stock for 792,796 shares of Class B Common Stock in a transaction previously approved by the Company's Board of Directors (the "Harrison Exchange"). Mr. Harrison already owned the shares of Common Stock used to make this exchange. This exchange took place in connection with a series of simultaneous transactions related to Mr. Harrison Jr.'s personal estate planning, the net effect of which was to transfer the entire ownership interest in the Company previously held by Mr. Harrison and certain Harrison family trusts into three Harrison family limited partnerships. J. Frank Harrison, Jr., in his capacity of Manager for J. Frank Harrison Family, LLC (the general partner of the three family limited partnerships), exercises sole voting and investment power with respect to the shares of the Company's Common Stock and Class B Common Stock held by the family limited partnerships.

     Pursuant to a Stock Rights and Restriction Agreement dated January 27, 1989, between the Company and The Coca-Cola Company, in the event that the Company issues new shares of Class B Common Stock upon the exchange or exercise of any security, warrant or option of the Company which results in The Coca-Cola Company owning less than 20% of the outstanding shares of Class B Common Stock and less than 20% of the total votes of all outstanding shares of all classes of the Company, The Coca-Cola Company has the right to exchange shares of Common Stock for shares of Class B Common Stock in order to maintain its ownership of 20% of the outstanding shares of Class B Common Stock and 20% of the total votes of all outstanding shares of all classes of the Company. Under the Stock Rights and Restrictions Agreement, The Coca-Cola Company also has a preemptive right to purchase a percentage of any newly issued shares of any class as necessary to allow it to maintain ownership of both 29.67% of the outstanding shares of Common Stock of all classes and 22.59% of the total votes of all outstanding shares of all classes. Effective November 23, 1998, in connection with the

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Harrison Exchange and the related Harrison family limited partnership transactions, The Coca-Cola Company, in the exercise of its rights under the Stock Rights and Restrictions Agreement, exchanged 228,512 shares of the Company's Common Stock which it held for 228,512 shares of the Company's Class B Common Stock.

     On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company's Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company's Class B Common Stock. The award provides that the shares of restricted stock would vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the Overall Goal Achievement Factor for the six selected performance indicators used in determining bonuses for all officers under the Company's Annual Bonus Plan. In 1999, the Company did not achieve at least 80% of the Overall Goal Achievement Factor for the six selected performance indicators and thus, the 20,000 shares of restricted stock for 1999 did not vest.

     On May 28, 1999, the Company acquired substantially all of the outstanding capital stock of Carolina in exchange for 368,482 shares of the Company's Common Stock, installment notes and cash. See Note 2 for additional information.

14. BENEFIT PLANS

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

     The following tables set forth a reconciliation of the beginning and ending balances of the projected benefit obligation, a reconciliation of beginning and ending balances of the fair value of plan assets and funded status of the two Company-sponsored pension plans:


                                                               FISCAL YEAR
                                                          ----------------------
                                                              1999       1998
                                                          ----------- ----------
IN THOUSANDS

Projected benefit obligation at beginning of year .......  $ 82,898    $ 67,001
Service cost ............................................     3,375       2,586
Interest cost ...........................................     5,508       4,934
Actuarial (gain) loss ...................................    (9,499)     10,763
Acquisition .............................................     1,500
Benefits paid ...........................................    (2,661)     (2,515)
Changes in plan provisions ..............................                   129
                                                           --------    --------
Projected benefit obligation at end of year .............  $ 81,121    $ 82,898
                                                           --------    --------
Fair value of plan assets at beginning of year ..........  $ 74,624    $ 70,876
Actual return on plan assets ............................    12,489       4,257
Employer contributions ..................................     2,222       2,006
Acquisition .............................................     1,935
Benefits paid ...........................................    (2,661)     (2,515)
                                                           --------    --------
Fair value of plan assets at end of year ................  $ 88,609    $ 74,624
                                                           --------    --------


                                                           JAN. 2,     JAN. 3,
                                                             2000       1999
                                                           --------   ----------

Funded status of the plans ..............                    $7,489    $ (8,274)
Unrecognized prior service cost .........                      (491)       (626)
Unrecognized net loss ...................                       680      16,975
                                                             ------    --------
Prepaid pension cost ....................                    $7,678    $  8,075
                                                             ------    --------

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net periodic pension cost for the Company-sponsored pension plans included the following:

                                                                    FISCAL YEAR
                                                        -----------------------------------
                                                            1999        1998        1997
                                                        ----------- ----------- -----------
IN THOUSANDS
Service cost ..........................................  $  3,375    $  2,586    $  2,158
Interest cost .........................................     5,508       4,934       4,543
Estimated return on plan assets .......................    (6,659)     (6,303)     (5,006)
Amortization of unrecognized transitional assets ......                   (70)        (70)
Amortization of prior service cost ....................      (135)       (150)       (150)
Recognized net actuarial loss .........................       965           7          48
                                                         --------    --------    --------
Net periodic pension cost .............................  $  3,054    $  1,004    $  1,523
                                                         --------    --------    --------

     The weighted average rate assumptions used in determining pension costs and the projected benefit obligation were:
                                                                                  1999         1998
                                                                               ----------   ----------
Weighted average discount rate used in determining the actuarial present
  value of the projected benefit obligation                                        7.75%        6.75%
Weighted average expected long-term rate of return on plan assets ..........       9.00%        9.00%
Weighted average rate of compensation increase .............................       4.00%        4.00%

     The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total cost for this benefit in 1999, 1998 and 1997 was $3.2 million, $2.0 million and $1.7 million, respectively.

     The Company currently provides employee leasing and management services to employees of Piedmont and SAC. Piedmont and SAC employees participate in the Company's employee benefit plans.

     The Company provides postretirement benefits for substantially all of its employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of fair value of plan assets and funded status of the Company's postretirement plan:

                                                              FISCAL YEAR
                                                         ----------------------
                                                             1999       1998
                                                         ----------- ----------
IN THOUSANDS

Benefit obligation at beginning of year ................  $ 39,779    $ 32,460
Service cost ...........................................       954         604
Interest cost ..........................................     2,608       2,350
Plan participants' contributions .......................       614         628
Actuarial (gain) loss ..................................    (4,994)      6,562
Benefits paid ..........................................    (2,460)     (2,825)
                                                          --------    --------
Benefit obligation at end of year ......................  $ 36,501    $ 39,779
                                                          --------    --------
Fair value of plan assets at beginning of year .........  $     --    $     --
Employer contributions .................................     1,846       2,197
Plan participants' contributions .......................       614         628
Benefits paid ..........................................    (2,460)     (2,825)
                                                          --------    --------
Fair value of plan assets at end of year ...............  $     --    $     --
                                                          --------    --------


                                                               JAN. 2,       JAN. 3,
                                                                 2000          1999
                                                            ------------- -------------
Funded status of the plan .................................   $ (36,501)    $ (39,779)
Unrecognized net loss .....................................      11,656        17,395
Unrecognized prior service cost ...........................        (295)         (320)
Contributions between measurement date and fiscal year-end          483           474
                                                              ---------     ---------
Accrued liability .........................................   $ (24,657)    $ (22,230)
                                                              ---------     ---------

     The components of net periodic postretirement benefit cost were as follows:
                                                                    FISCAL YEAR
                                                          -------------------------------
                                                             1999       1998       1997
                                                          ---------- ---------- ---------
IN THOUSANDS
Service cost ............................................   $  954     $  604    $  446
Interest cost ...........................................    2,608      2,350     2,290
Amortization of unrecognized transitional assets ........      (25)       (25)      (25)
Recognized net actuarial loss ...........................      745        422       320
                                                            ------     ------    ------
Net periodic postretirement benefit cost ................   $4,282     $3,351    $3,031
                                                            ------     ------    ------

     The weighted average discount rates used to estimate the postretirement benefit obligation were 7.75% and 6.75% as of January 2, 2000 and January 3, 1999, respectively.

     The weighted average health care cost trend used in measuring the postretirement benefit expense was 5.25% in 1999 and is projected to remain at that level thereafter. A 1% increase or decrease in this annual cost trend would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:
                                                                  IN THOUSANDS
                                                           --------------------------
IMPACT ON                                                   1% INCREASE   1% DECREASE
---------------------------------------------------------- ------------- ------------
Postretirement benefit obligation at January 2, 2000 .....     $5,369      $ (4,410)
Net periodic postretirement benefit cost in 1999 .........        651          (519)

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS

     The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases a substantial majority of its requirements of concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $258 million, $225 million and $198 million in 1999, 1998 and 1997, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. Additionally, the Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in bottling territories operated by the Company. Direct marketing funding support provided to the Company by The Coca-Cola Company was approximately $55 million, $52 million and $41 million in 1999, 1998 and 1997, respectively. Additionally, the Company earned approximately $15 million, $16 million and $6 million in 1999, 1998 and 1997, respectively, related to cold drink infrastructure support. The marketing funding related to cold drink infrastructure support is covered under a multi-year agreement which includes certain annual performance requirements, the most significant of which relates to machine placements and case sales volume. The Company is in compliance with all such performance requirements, as amended. In addition, the Company paid approximately $29 million, $28 million and $25 million in 1999, 1998 and 1997, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.

     The Company has a production arrangement with Coca-Cola Enterprises Inc. ("CCE") to buy and sell finished products at cost. The Coca-Cola Company has significant equity interests in the Company and CCE. As of February 14, 2000, CCE has an 8.6% equity interest in the Company's Common Stock. Sales to CCE under this agreement were $21.0 million, $24.0 million and $22.0 million in 1999, 1998 and 1997, respectively. Purchases from CCE under this arrangement were $15.3 million in each year 1999, 1998 and 1997.

     In December 1996, the Board of Directors awarded a retirement benefit to J. Frank Harrison, Jr., Chairman-Emeritus of the Board of Directors of the Company, for, among other things, his past service to the Company. The Company recorded a non-cash, after-tax charge of $2.7 million in the fourth quarter of 1996 related to this agreement. Additionally, the Company entered into an agreement for consulting services with J. Frank Harrison, Jr. beginning in 1997. Payments in 1999, 1998 and 1997 related to the consulting services agreement totaled $200,000 each year.

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during 1999, 1998 and 1997 totaling $56.4 million, $55.8 million and $42.6 million, respectively. The Company received $14.2 million, $14.2 million and $12.7 million for management services pursuant to its management agreement with Piedmont for 1999, 1998 and 1997, respectively.

     The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to approximately $10.0 million, $7.1 million and $2.7 million in 1999, 1998 and 1997, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $0.2 million, $1.6 million and $0.9 million in 1999, 1998 and 1997, respectively.

     On November 30, 1992, the Company and the owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One purchased the property contemporaneously with the termination of the lease, and the Company and Harrison Limited Partnership One entered into an agreement pursuant to which the Company leased the property for a 10-year term beginning on December 1, 1992. A North Carolina corporation owned entirely by J. Frank Harrison, Jr. serves as sole general partner of the limited partnership. The sole limited partner of this limited partnership is a trust as to which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Reid
M. Henson, Vice Chairman of the Board of Directors of the Company, are co-trustees. The annual base rent the Company is obligated to pay for its lease of the Snyder Production Center is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense under this lease totaled $2.6 million, $2.7 million and $2.6 million in 1999, 1998 and 1997, respectively.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new 10-year lease agreement with Beacon Investment Corporation which includes the Company's headquarters office building and an adjacent office facility. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the Adjusted Eurodollar Rate as the measurement device. Rent expense under this lease totaled $3.1 million in 1999. Rent expense under the previous lease totaled $2.1 million in each year 1998 and 1997.

     The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $45 million, $50 million and $43 million in 1999, 1998 and 1997, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. Such guarantee amounted to approximately $20.5 million and $20.0 million as of January 2, 2000 and January 3, 1999, respectively.

     The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $1.3 million, $1.2 million and $1.2 million in 1999, 1998 and 1997, respectively. Also, the Company has guaranteed a portion of debt for SAC. Such guarantees were approximately $14.6 million and $10.7 million as of January 2, 2000 and January 3, 1999, respectively.

     The Company previously leased vending equipment from Coca-Cola Financial Corporation ("CCFC"), a subsidiary of The Coca-Cola Company. On January 14, 1997, the Company purchased all of the equipment under leases with CCFC for approximately $66.3 million.

     The Company purchases certain computerized data management products and services related to inventory control and marketing program support from Data Ventures LLC ("Data Ventures"), a Delaware limited liability company in which the Company holds a 31.25% equity interest. Also, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, holds a 32.5% equity interest in Data Ventures. On September 30, 1997, Data Ventures obtained a $1.9 million unsecured line of credit from the Company. In December 1999, this line of credit was increased to $3.0 million. Data Ventures was indebted to the Company for $2.1 million and $1.2 million as of January 2, 2000 and January 3, 1999, respectively. The Company purchased products and services from Data Ventures for approximately $154,000, $237,000 and $253,000 in 1999, 1998 and 1997, respectively.

16. RESTRUCTURING

     In November 1999, the Company announced a plan to restructure its operations by consolidating sales divisions and reducing its workforce. Approximately 300 positions were eliminated as a result of the restructuring. The Company recorded a pre-tax restructuring charge of $2.2 million in the fourth quarter of 1999, which will be funded by cash flow from operations. The components of the restructuring charge include the following:

                                                                       IN THOUSANDS
                                                      -----------------------------------------------
                                                       RESTRUCTURING  AMOUNTS PAID  ACCRUED LIABILITY
                                                          CHARGE        IN 1999        AT 1/2/2000
                                                      -------------- ------------- ------------------
Employee termination benefit costs ................       $1,833         $1,549           $284
Facility lease costs and related expenses .........          399             69            330
                                                          ------         ------           ----
                                                          $2,232         $1,618           $614
                                                          ======         ======           ====

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. EARNINGS PER SHARE

     The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                                                         1999        1998         1997
                                                                                     ----------- ------------ ------------
IN THOUSANDS (EXCEPT PER SHARE DATA)
NUMERATOR:
Numerator for basic net income and diluted net income ..............................   $ 3,241     $ 14,878     $ 15,266
                                                                                       =======     ========     ========
DENOMINATOR:
Denominator for basic net income per share -- weighted average common shares .......     8,588        8,365        8,407
Effect of dilutive securities -- Stock options .....................................        61          130          102
                                                                                       -------     --------     --------
Denominator for diluted net income per share -- adjusted weighted average common
  shares ...........................................................................     8,649        8,495        8,509
                                                                                       =======     ========     ========
Basic net income per share .........................................................   $   .38     $   1.78     $   1.82
                                                                                       =======     ========     ========
Diluted net income per share .......................................................   $   .37     $   1.75     $   1.79
                                                                                       =======     ========     ========

18. RISKS AND UNCERTAINTIES

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

     The Company currently obtains all of its aluminum cans from two domestic suppliers. The Company currently obtains all of its PET bottles from two domestic cooperatives. The inability of either of these aluminum can or PET bottle suppliers to meet the Company's requirement for containers could result in short-term shortages until alternative sources of supply could be located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate.

     The Company makes significant expenditures each year on fuel for product delivery. Material increases in the cost of fuel may result in a reduction in earnings to the extent the Company is not able to increase its selling prices to offset the increase in fuel costs.

     Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company's nonunion pension liability.

     Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering approximately 1.5% of the Company's employees expire during 2000.

     Material changes in the performance requirements or decreases in levels of marketing funding historically provided under marketing programs with The Coca-Cola Company and other franchisers, or the Company's inability to meet the performance requirements for the anticipated levels of such marketing funding support payments, would adversely affect future earnings. The Coca-Cola Company is under no obligation to continue marketing funding at past levels.

                      COCA-COLA BOTTLING CO. CONSOLIDATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Changes in current assets and current liabilities affecting cash, net of effects of acquisitions, were as follows:

                                                                         FISCAL YEAR
                                                            --------------------------------------
                                                                1999         1998         1997
                                                            ------------ ------------ ------------
IN THOUSANDS
Accounts receivable, trade, net ...........................   $ (1,017)    $ (1,304)    $ (4,234)
Accounts receivable from The Coca-Cola Company ............      4,073       (5,401)      (1,779)
Accounts receivable, other ................................     (5,419)         862         (793)
Inventories ...............................................     (2,605)      (2,050)      (7,910)
Prepaid expenses and other assets .........................      2,542       (2,778)      (3,216)
Accounts payable and accrued liabilities ..................     14,068          841       11,208
Accounts payable to The Coca-Cola Company .................     (2,848)       1,086          859
Accrued compensation ......................................     (3,079)       5,145         (207)
Accrued interest payable ..................................      1,505        1,287        2,926
Due to (from) Piedmont Coca-Cola Bottling Partnership .....      2,301        2,444        3,879
                                                              --------     --------     --------
Decrease in current assets less current liabilities .......   $  9,521     $    132     $    733
                                                              --------     --------     --------

     Cash payments for interest and income taxes were as follows:

                                                  FISCAL YEAR
                                        --------------------------------
                                           1999       1998       1997
                                        ---------- ---------- ----------
IN THOUSANDS

Interest ..............................  $48,221    $38,046    $23,908
Income taxes (net of refunds) .........    1,939      1,925      8,366

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below are unaudited quarterly financial data for the fiscal years ended January 2, 2000 and January 3, 1999.
                                                                         QUARTER
                                              -----------------------------------------------
                                                   1           2           3           4
                                              ----------- ----------- ----------- -----------
IN THOUSANDS (EXCEPT PER SHARE DATA)
Year Ended January 2, 2000
Net sales ...................................  $220,263    $261,037    $260,284    $230,967
Gross margin ................................    92,152     115,646     117,356     104,284
Restructuring expense .......................                                         2,232
Net income (loss) ...........................    (4,480)      6,166       5,827      (4,272)
Basic net income (loss) per share ...........      (.54)        .72         .67        (.49)
Diluted net income (loss) per share .........      (.54)        .71         .66        (.49)

                                                                         QUARTER
                                              -------------------------------------------------
                                                   1            2            3           4
                                              ----------- ------------- ----------- -----------
IN THOUSANDS (EXCEPT PER SHARE DATA)
Year Ended January 3, 1999
Net sales ...................................  $203,331     $ 241,415    $248,533    $235,223
Gross margin ................................    84,934       104,378     105,452      98,819
Net income (loss) ...........................    (2,462)        9,389       6,995         956
Basic net income (loss) per share ...........      (.29)         1.12         .84         .11
Diluted net income (loss) per share .........      (.29)         1.11         .82         .11

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF COCA-COLA BOTTLING CO. CONSOLIDATED

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries (the "Company") at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Charlotte, North Carolina
February 16, 2000

     The financial statement schedule required by Regulation S-X is set forth in response to Item 14 below. The supplementary data required by Item 302 of Regulation S-K is set forth in Note 20 to the financial statements.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see the "Election of Directors" section of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference. For information with respect to Section 16 reports for directors and executive officers of the Company, see the "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11 -- EXECUTIVE COMPENSATION

     For information with respect to executive compensation, see the "Executive Compensation" section of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to security ownership of certain beneficial owners and management, see the "Principal Stockholders" and "Election of Directors -- Beneficial Ownership of Management" sections of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information with respect to certain relationships and related transactions, see the "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" sections of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. List of Documents filed as part of this report.

      1. Financial Statements

         Consolidated Statements of Operations
         Consolidated Balance Sheets
         Consolidated Statements of Cash Flows
         Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements
         Report of Independent Accountants

      2. Financial Statement Schedule

         Schedule II -- Valuation and Qualifying Accounts and Reserves

           All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      3. Listing of Exhibits:

                                                                                    INCORPORATED BY REFERENCE
   NUMBER     DESCRIPTION                                                               OR FILED HEREWITH
-----------   ---------------------------------------------------------   ---------------------------------------------
 (3.1)        Bylaws of the Company, as amended.                          Exhibit 3.2 to the Company's Registration
                                                                          Statement (No. 33-54657) on Form S-3.

 (3.2)        Restated Certificate of Incorporation of the Company.       Exhibit 3.1 to the Company's Registration
                                                                          Statement (No. 33-54657) on Form S-3.

 (4.1)        Specimen of Common Stock Certificate.                       Exhibit 4.1 to the Company's Registration
                                                                          Statement (No. 2-97822) on Form S-1.

 (4.2)        Specimen Fixed Rate Note under the Company's                Exhibit 4.1 to the Company's Current Report
              Medium-Term Note Program, pursuant to which it may          on Form 8-K dated February 14, 1990.
              issue, from time to time, up to $200 million aggregate
              principal amount of its Medium-Term Notes, Series A.

 (4.3)        Indenture dated as of October 15, 1989 between the          Exhibit 4 to the Company's Registration
              Company and Manufacturers Hanover Trust Company of          Statement (No. 33-31784) on Form S-3 as
              California, as Trustee, in connection with the Company's    filed on February 14, 1990.
              $200 million shelf registration of its Medium-Term
              Notes, Series A, due from nine months to 30 years from
              date of issue.

 (4.4)        Supplemental Indenture, dated as of March 3, 1995,          Exhibit 4.15 to the Company's Annual Report,
              between the Company and NationsBank of Georgia,             as amended, on Form 10-K/A-2 for the fiscal
              National Association, as Trustee.                           year ended January 1, 1995.

 (4.5)        Form of the Company's 6.85% Debentures due 2007.            Exhibit 4.1 to the Company's Quarterly
                                                                          Report on Form 10-Q for the quarter ended
                                                                          October 1, 1995.

 (4.6)        Loan Agreement dated as of November 20, 1995                Exhibit 4.13 to the Company's Annual Report
              between the Company and LTCB Trust Company, as              on Form 10-K for the fiscal year ended
              Agent, and other banks named therein.                       December 31, 1995.

 (4.7)        Amended and Restated Credit Agreement dated as of           Exhibit 4.14 to the Company's Annual Report
              December 21, 1995 between the Company and                   on Form 10-K for the fiscal year ended
              NationsBank, N.A., Bank of America National Trust and       December 31, 1995.
              Savings Association and other banks named therein.

 (4.8)        Amendment, dated as of July 22, 1997, to Loan               Exhibit 4.1 to the Company's Quarterly
              Agreement dated November 20, 1995, between the              Report on Form 10-Q for the quarter ended
              Company and LTCB Trust Company, as Agent, and               June 29, 1997.
              other banks named therein.

 (4.9)        Form of the Company's 7.20% Debentures Due 2009.            Exhibit 4.2 to the Company's Quarterly
                                                                          Report on Form 10-Q for the quarter ended
                                                                          June 29, 1997.

(4.10)        Form of the Company's 6.375% Debentures due 2009.           Exhibit 4.1 to the Company's Quarterly
                                                                          Report on Form 10-Q for the quarter ended
                                                                          April 4, 1999.

(4.11)        Assignment and Release Agreement, dated as of               Exhibit included in this filing.
              October 6, 1999, by and between The Long-Term Credit Bank of
              Japan, Limited and General Electric Capital Corporation.

(4.12)        Second Amendment dated as of February 24, 2000              Exhibit included in this filing.
              (to Loan Agreement designated as Exhibit 4.6) by
              and among the Company and General Electric Capital
              Corporation, as agent.

                                                                                      INCORPORATED BY REFERENCE
  NUMBER     DESCRIPTION                                                                  OR FILED HEREWITH
----------   ------------------------------------------------------------   ---------------------------------------------
(4.13)       The Registrant, by signing this report, agrees to furnish
             the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

 (10.1)      Employment Agreement of James L. Moore, Jr. dated as           Exhibit 10.2 to the Company's Annual Report
             of March 16, 1987. **                                          on Form 10-K for the fiscal year ended
                                                                            December 31, 1986.

 (10.2)      Amendment, dated as of May 18, 1994, to Employment             Exhibit 10.84 to the Company's
             Agreement designated as Exhibit 10.1. **                       Annual Report on Form 10-K for
                                                                            the fiscal year ended January 1,
                                                                            1995.

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

 (10.8)      Supplemental Savings Incentive Plan, dated as of               Exhibit 10.36 to the Company's Annual
             April 1, 1990 between certain Eligible Employees of the        Report on Form 10-K for the fiscal year
             Company and the Company. **                                    ended December 30, 1990.

 (10.9)      Description and example of Deferred Compensation               Exhibit 19.1 to the Company's Annual Report
             Agreement, dated as of October 1, 1987, between                on Form 10-K for the fiscal year ended
             Eligible Employees of the Company and the Company              December 30, 1990.
             under the Officer's Split-Dollar Life Insurance Plan. **

(10.10)      Officer Retention Plan, dated as of January 1, 1991,           Exhibit 10.47 to the Company's Annual
             between certain Eligible Officers of the Company and           Report on Form 10-K for the fiscal year
             the Company. **                                                ended December 29, 1991.

(10.11)      Lease Agreement, dated as of November 30, 1992,                Exhibit 10.38 to the Company's Annual
             between the Company and Harrison Limited Partnership           Report on Form 10-K for the fiscal year
             One, related to the Snyder Production Center in                ended January 3, 1993.
             Charlotte, North Carolina.

(10.12)      Partnership Agreement of Carolina Coca-Cola Bottling           Exhibit 2.01 to the Company's Current Report
             Partnership,* dated as of July 2, 1993, by and among           on Form 8-K dated July 2, 1993.
             Carolina Coca-Cola Bottling Investments, Inc.,
             Coca-Cola Ventures, Inc., Coca-Cola Bottling Co.
             Affiliated, Inc., Fayetteville Coca-Cola Bottling
             Company and Palmetto Bottling Company.

                                                                                     INCORPORATED BY REFERENCE
   NUMBER     DESCRIPTION                                                                OR FILED HEREWITH
-----------   ----------------------------------------------------------   ---------------------------------------------
(10.13)       Definition and Adjustment Agreement, dated July 2,           Exhibit 2.05 to the Company's Current Report
              1993, by and among Carolina Coca-Cola Bottling               on Form 8-K dated July 2, 1993.
              Partnership,* Coca-Cola Ventures, Inc., Coca-Cola
              Bottling Co. Consolidated, CCBC of Wilmington, Inc.,
              Carolina Coca-Cola Bottling Investments, Inc., The
              Coca-Cola Company, Carolina Coca-Cola Holding
              Company, The Coastal Coca-Cola Bottling Company,
              Eastern Carolina Coca-Cola Bottling Company, Inc.,
              Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville
              Coca-Cola Bottling Company and Palmetto Bottling
              Company.

(10.14)       Management Agreement, dated as of July 2, 1993, by           Exhibit 10.01 to the Company's Current
              and among Coca-Cola Bottling Co. Consolidated,               Report on Form 8-K dated July 2, 1993.
              Carolina Coca-Cola Bottling Partnership,* CCBC of
              Wilmington, Inc., Carolina Coca-Cola Bottling
              Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto
              Bottling Company.

(10.15)       Post-Retirement Medical and Life Insurance Benefit           Exhibit 10.02 to the Company's Current
              Reimbursement Agreement, dated July 2, 1993, by and          Report on Form 8-K dated July 2, 1993.
              between Carolina Coca-Cola Bottling Partnership* and
              Coca-Cola Bottling Co. Consolidated.

(10.16)       Amended and Restated Guaranty Agreement, dated as of         Exhibit 10.06 to the Company's Quarterly
              July 15, 1993 re: Southeastern Container, Inc.               Report on Form 10-Q for the quarter ended
                                                                           July 4, 1993.

(10.17)       Management Agreement, dated as of June 1, 1994, by           Exhibit 10.6 to the Company's Quarterly
              and among Coca-Cola Bottling Co. Consolidated and            Report on Form 10-Q for the quarter ended
              South Atlantic Canners, Inc.                                 July 3, 1994.

(10.18)       Selling Agency Agreement, dated as of March 3, 1995,         Exhibit 10.83 to the Company's Annual
              between the Company, Salomon Brothers Inc. and               Report on Form 10-K for the fiscal year
              Citicorp Securities, Inc.                                    ended January 1, 1995.

(10.19)       Agreement, dated as of March 1, 1994, between the            Exhibit 10.85 to the Company's Annual
              Company and South Atlantic Canners, Inc.                     Report on Form 10-K for the fiscal year
                                                                           ended January 1, 1995.

(10.20)       Stock Option Agreement, dated as of March 8, 1989, of        Exhibit 10.86 to the Company's Annual
              J. Frank Harrison, Jr. **                                    Report on Form 10-K for the fiscal year
                                                                           ended January 1, 1995.

(10.21)       Stock Option Agreement, dated as of August 9, 1989, of       Exhibit 10.87 to the Company's Annual
              J. Frank Harrison, III. **                                   Report on Form 10-K for the fiscal year
                                                                           ended January 1, 1995.

(10.22)       Guaranty Agreement and Addendum, dated as of                 Exhibit 10.9 to the Company's Quarterly
              March 31, 1995, between the Company and Wachovia             Report on Form 10-Q for the quarter ended
              Bank of North Carolina, N.A.                                 April 2, 1995.

(10.23)       Beverage Can and End Agreement dated November 9,             Exhibit 10.48 to the Company's Annual
              1995 between the Company and Ball Metal Beverage             Report on Form 10-K for the fiscal year
              Container Group.                                             ended December 31, 1995.

(10.24)       Description of the Company's 2000 Bonus Plan for             Exhibit included in this filing.
              officers. **

(10.25)       Agreement for Consultation and Services between the          Exhibit 10.54 to the Company's Annual
              Company and J. Frank Harrison, Jr. **                        Report on Form 10-K for the fiscal year
                                                                           ended December 29, 1996.

(10.26)       Agreement to assume liability for postretirement benefits    Exhibit 10.55 to the Company's Annual
              between the Company and Piedmont Coca-Cola Bottling          Report on Form 10-K for the fiscal year
              Partnership.                                                 ended December 29, 1996.

                                                                                      INCORPORATED BY REFERENCE
   NUMBER     DESCRIPTION                                                                 OR FILED HEREWITH
-----------   ------------------------------------------------------------   ------------------------------------------
(10.27)       Participation Agreement (Coca-Cola Trust No. 97-1)             Exhibit 10.1 to the Company's Quarterly
              dated as of April 10, 1997 between the Company (as             Report on Form 10-Q for the quarter ended
              Lessee), First Security Bank, National Association             March 30, 1997.
              (solely as Owner Trustee under Coca-Cola Trust No.
              97-1) and the other financial institutions listed therein.

(10.28)       Master Equipment Lease Agreement (Coca-Cola Trust              Exhibit 10.2 to the Company's Quarterly
              No. 97-1) dated as of April 10, 1997 between the               Report on Form 10-Q for the quarter ended
              Company (as Lessee) and First Security Bank, National          March 30, 1997.
              Association (solely as Owner Trustee under Coca-Cola
              Trust No. 97-1).

(10.29)       Franchise Asset Purchase Agreement, dated as of                Exhibit 10.58 to the Company's Annual
              January 21, 1998, by and among Coca-Cola Bottling              Report on Form 10-K for the fiscal year
              Company Southeast, Incorporated, as Seller, NABC,              ended December 28, 1997.
              Inc., an indirect wholly-owned subsidiary of Guarantor,
              as Buyer, and Coca-Cola Bottling Co. Consolidated, as
              Guarantor.

(10.30)       Operating Asset Purchase Agreement, dated as of                Exhibit 10.59 to the Company's Annual
              January 21, 1998, by and among Coca-Cola Bottling              Report on Form 10-K for the fiscal year
              Company Southeast, Incorporated, as Seller, CCBC of            ended December 28, 1997.
              Nashville, L.P., an indirect wholly-owned subsidiary of
              Guarantor, as Buyer, and Coca-Cola Bottling Co.
              Consolidated, as Guarantor.

(10.31)       Lease Agreement, dated as of January 5, 1999, between          Exhibit 10.61 to the Company's Annual
              the Company and Beacon Investment Corporation,                 Report on Form 10-K for the fiscal year
              related to the Company's corporate headquarters and an         ended January 3, 1999.
              adjacent office building in Charlotte, North Carolina.

(10.32)       Coca-Cola Bottling Co. Consolidated Director Deferral          Exhibit 10.1 to the Company's Quarterly
              Plan, dated as of January 1, 1998. **                          Report on Form 10-Q for the quarter ended
                                                                             March 29, 1998.

(10.33)       Agreement and Plan of Merger dated as of                       Exhibit 10.1 to the Company's Quarterly
              September 29, 1999, by and among Lynchburg                     Report on Form 10-Q for the quarter ended
              Coca-Cola Bottling Co., Inc., Coca-Cola Bottling Co.           October 3, 1999.
              Consolidated, LCCB Merger Co., Certain Shareholders
              of Lynchburg Coca-Cola Bottling Co., Inc. and
              George M. Lupton, Jr. as the shareholders'
              representative.

(10.34)       Master Lease Agreement, dated as of May 7, 1999,               Exhibit included in this filing.
              between the Company and Wachovia Leasing
              Corporation.

(10.35)       Agreement and Plan of Merger, dated as of March 26,            Annex A to the Company's Registration
              1999, by and among the Company and Carolina                    Statement (No. 333-75751) on Form S-4.
              Coca-Cola Bottling Company, Inc.

(10.36)       Restricted Stock Award to the Company's Chief                  Annex A to the Company's Proxy Statement
              Executive Officer (effective January 4, 1999). **              for the 1999 Annual Meeting.

(10.37)       Long Term Incentive Plan (effective January 1, 1998) **        Annex A to the Company's Proxy Statement
                                                                             for the 1998 Annual Meeting.

 (21.1)       List of subsidiaries.                                          Exhibit included in this filing.

 (23.1)       Consent of Independent Accountants to Incorporation by         Exhibit included in this filing.
              Reference into Form S-3 (Registration No. 33-4325),
              Form S-3 (Registration No. 33-54657) and Form S-3
              (Registration No. 333-71003).

 (27.1)       Financial data schedule for period ended January 2,            Exhibit included in this filing.
              2000.

---------
* Carolina Coca-Cola Bottling Partnership's name was changed to Piedmont Coca-Cola Bottling Partnership.

** Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.

B. Reports on Form 8-K

   A current report on Form 8-K was filed on October 22, 1999 related to the Company's proposed purchase of The Coca-Cola Company's 50 percent interest in Piedmont Coca-Cola Bottling Partnership.

   A current report on Form 8-K was filed on November 8, 1999 related to the Company's making changes in certain of its operating units that resulted in a restructuring charge.

   A current report on Form 8-K was filed on December 10, 1999 related to the Company's decision to defer the purchase of The Coca-Cola Company's 50 percent interest in Piedmont Coca-Cola Bottling Partnership.

                                                                    SCHEDULE II
                      COCA-COLA BOTTLING CO. CONSOLIDATED


                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                (IN THOUSANDS)

                                                           CHARGED TO
                                               BALANCE AT  COSTS AND                BALANCE
                                               BEGINNING   ADDITIONS                AT END
DESCRIPTION                                     OF YEAR     EXPENSES   DEDUCTIONS   OF YEAR
--------------------------------------------- ----------- ----------- ------------ --------
Allowance for doubtful accounts:
Fiscal year ended January 2, 2000 ...........     $600        $824        $574       $850
                                                  ====        ====        ====       ====
Fiscal year ended January 3, 1999 ...........     $513        $426        $339       $600
                                                  ====        ====        ====       ====
Fiscal year ended December 28, 1997 .........     $410        $492        $389       $513
                                                  ====        ====        ====       ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COCA-COLA BOTTLING CO. CONSOLIDATED
                                             (Registrant)

Date: March 31, 2000

                                        By:        /S/ J. FRANK HARRISON, III
                                           ------------------------------------
                                           J. FRANK HARRISON, III
                                           CHAIRMAN OF THE BOARD OF DIRECTORS
                                           AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ J. FRANK HARRISON, JR.                 Chairman Emeritus of the Board of           March 31, 2000
   -------------------------------             Directors and Director
        J. FRANK HARRISON, JR.

By: /s/ J. FRANK HARRISON, III                 Chairman of the Board of Directors,         March 31, 2000
   -------------------------------             Chief Executive Officer and Director
        J. FRANK HARRISON, III

By: /s/ JAMES L. MOORE, JR.                    President, Chief Operating Officer and      March 31, 2000
   -------------------------------             Director
        JAMES L. MOORE, JR.

By: /s/ REID M. HENSON                         Vice Chairman of the Board of               March 31, 2000
   -------------------------------             Directors and Director
        REID M. HENSON

By: /s/ H. W. MCKAY BELK                       Director                                    March 31, 2000
   -------------------------------
        H. W. MCKAY BELK

By: /s/ JOHN M. BELK                           Director                                    March 31, 2000
   -------------------------------
        JOHN M. BELK

By: /s/ H. REID JONES                          Director                                    March 31, 2000
   -------------------------------
        H. REID JONES

By: /s/ NED R. MCWHERTER                       Director                                    March 31, 2000
   -------------------------------
        NED R. MCWHERTER

By: /s/ JOHN W. MURREY, III                    Director                                    March 31, 2000
   -------------------------------
        JOHN W. MURREY, III

By: /s/ CARL WARE                              Director                                    March 31, 2000
   -------------------------------
        CARL WARE

By: /s/ DAVID V. SINGER                        Vice President and Chief Financial          March 31, 2000
   -------------------------------             Officer
        DAVID V. SINGER

By: /s/ STEVEN D. WESTPHAL                     Vice President, Controller and Chief        March 31, 2000
   -------------------------------             Accounting Officer
        STEVEN D. WESTPHAL