Form 10-Q
period 2000-04-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2000-05-15
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         APRIL 2, 2000
                               ------------------------------


Commission File Number                    0-9286
                      ---------------------------------------


                       COCA-COLA BOTTLING CO. CONSOLIDATED
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     56-0950585
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

              4100 COCA-COLA PLAZA, CHARLOTTE, NORTH CAROLINA    28211
              ----------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at May 1, 2000
                  -----                       --------------------------
Common Stock, $1.00 Par Value                          6,392,252
Class B Common Stock, $1.00 Par Value                  2,341,077

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements


Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                                          First Quarter
                                                              -----------------------------------
                                                                  2000                   1999
                                                              -----------            ------------
Net sales (includes sales to Piedmont of $15,691 and
 $15,181)                                                       $ 228,184               $ 220,263
Cost of sales, excluding depreciation shown below
 (includes $12,582 and $13,604 related to sales to Piedmont)      122,243                 128,111
                                                              -----------            ------------
Gross margin                                                      105,941                  92,152
                                                              -----------            ------------
Selling, general and administrative expenses, excluding
 depreciation shown below                                          74,242                  68,224
Depreciation expense                                               16,090                  14,648
Amortization of goodwill and intangibles                            3,664                   3,262
                                                              -----------            ------------
Income from operations                                             11,945                   6,018

Interest expense                                                   13,936                  11,695
Other income (expense), net                                        (1,019)                 (1,215)
                                                              -----------            ------------
Income (loss) before income taxes                                  (3,010)                 (6,892)
Income taxes (benefit)                                             (1,053)                 (2,412)
                                                              -----------            ------------
Net income (loss)                                             $    (1,957)            $    (4,480)
                                                              ===========             ===========

Basic net income (loss) per share                             $      (.22)            $      (.54)

Diluted net income (loss) per share                           $      (.22)            $      (.54)

Weighted average number of common
 shares outstanding                                                 8,733                   8,365

Weighted average number of common
 shares outstanding - assuming dilution                             8,733                   8,365

Cash dividends per share
 Common Stock                                                 $       .25             $       .25
 Class B Common Stock                                         $       .25             $       .25

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                        April 2,         Jan. 2,          April 4,
                                                          2000            2000              1999
                                                       ----------       ----------        ----------
ASSETS

Current Assets:
Cash                                                   $    6,622       $    9,050        $    6,654
Accounts receivable, trade, less allowance for
 doubtful accounts of $894, $850 and $611                  57,653           60,367            58,372
Accounts receivable from The Coca-Cola Company             11,878            6,018            13,279
Due from Piedmont Coca-Cola Bottling Partnership                                                 693
Accounts receivable, other                                  6,496           13,938             6,371
Inventories                                                44,355           44,736            43,035
Prepaid expenses and other current assets                  15,082           13,275            17,200
                                                       ----------       ----------        ----------
  Total current assets                                    142,086          147,384           145,604
                                                       ----------       ----------        ----------

Property, plant and equipment, net                        456,008          458,799           430,327

Leased property under capital leases, net                  10,821           10,785             9,306
Investment in Piedmont Coca-Cola Bottling Partnership      60,138           60,216            61,086
Other assets                                               73,030           69,824            53,403
Identifiable intangible assets, less accumulated
 amortization of  $130,551, $127,459 and $118,705         302,352          305,432           250,483
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of  $33,713, $33,141 and $31,423             57,906           58,478            60,196
                                                       ----------       ----------        ----------
Total                                                  $1,102,341       $1,110,918        $1,010,405
                                                       ==========       ==========        ==========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                      April 2,         Jan. 2,         April 4,
                                                        2000            2000             1999
                                                     ----------      ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year    $    3,266      $   28,635       $  117,544
Current portion of obligations under capital leases       4,395           4,483            4,176
Accounts payable and accrued liabilities                 79,018          88,848           69,082
Accounts payable to The Coca-Cola Company                 5,275           2,346            8,103
Due to Piedmont Coca-Cola Bottling Partnership            3,110           2,736
Accrued compensation                                      6,257           7,160            5,897
Accrued interest payable                                 14,076          16,830            9,715
                                                     ----------      ----------       ----------
  Total current liabilities                             115,397         151,038          214,517
Deferred income taxes                                   124,055         125,109          118,247
Deferred credits                                          4,562           4,135            4,319
Other liabilities                                        71,269          69,765           59,695
Obligations under capital leases                          4,229           4,468            5,083
Long-term debt                                          754,530         723,964          599,329
                                                     ----------      ----------       ----------
  Total liabilities                                   1,074,042       1,078,479        1,001,190
                                                     ----------      ----------       ----------
Commitments and Contingencies (Note 11)

Stockholders' Equity:
Convertible Preferred Stock, $100.00 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
 Authorized-30,000,000 shares;
 Issued-9,454,626,  9,454,626 and 9,086,113 shares        9,454           9,454            9,086
Class B Common Stock, $1.00 par value:
 Authorized-10,000,000 shares;
 Issued-2,969,191,  2,969,191 and 2,969,222 shares        2,969           2,969            2,969
Class C Common Stock, $1.00 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                          105,570         107,753           92,618
Accumulated deficit                                     (28,440)        (26,483)         (34,204)
                                                     ----------      ----------       ----------
                                                         89,553          93,693           70,469
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                               60,845          60,845           60,845
 Class B Common - 628,114 shares                            409             409              409
                                                     ----------      ----------       ----------
  Total stockholders' equity                             28,299          32,439            9,215
                                                     ----------      ----------       ----------
Total                                                $1,102,341      $1,110,918       $1,010,405
                                                     ==========      ==========       ==========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                         Capital
                                         Class B            in
                        Common           Common          Excess of       Accumulated       Treasury
                         Stock            Stock          Par Value          Deficit          Stock
                      ---------         --------         --------          ---------       -------
Balance on
 January 3, 1999      $   9,086         $  2,969         $ 94,709         $ (29,724)       $61,254
Net loss                                                                     (4,480)
Cash dividends paid                                        (2,091)
                      ---------         --------         --------          ---------       -------
Balance on
 April 4, 1999        $   9,086         $  2,969         $ 92,618         $ (34,204)       $61,254
                      =========         ========         ========         =========        =======
Balance on
 January 2, 2000      $   9,454         $  2,969         $107,753         $ (26,483)       $61,254
Net loss                                                                     (1,957)

Cash dividends paid                                        (2,183)
                      ---------         --------         --------          ---------       -------
Balance on
 April 2, 2000        $   9,454         $  2,969         $105,570         $ (28,440)       $61,254
                      =========         ========         ========         =========        =======

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                  First Quarter
                                                          ----------------------------
                                                             2000               1999
                                                          ----------         ---------
Cash Flows from Operating Activities
------------------------------------
Net income (loss)                                         $  (1,957)         $  (4,480)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation expense                                       16,090             14,648
  Amortization of goodwill and intangibles                    3,664              3,262
  Deferred income taxes (benefit)                            (1,053)            (2,412)
  Losses on sale of property, plant and equipment               482                725
  Amortization of debt costs                                    246                150
  Amortization of deferred gain related to terminated
    interest rate swaps                                        (141)              (141)
  Undistributed losses of Piedmont Coca-Cola Bottling
    Partnership                                                  78              1,761
  Increase in current assets less current liabilities        (7,314)           (18,108)
  Increase in other noncurrent assets                        (3,525)            (1,978)
  Increase in other noncurrent liabilities                    2,422                804
  Other                                                        (203)              (126)
                                                          ---------        -----------
Total adjustments                                            10,746             (1,415)
                                                          ---------          ---------
Net cash provided by (used in) operating activities           8,789             (5,895)
                                                          ---------          ---------
Cash Flows from Financing Activities
------------------------------------
Proceeds from the issuance of long-term debt                 30,566            108,095
Increase (decrease) in current portion of long-term debt    (25,369)            87,429
Cash dividends paid                                          (2,183)            (2,091)
Payments on capital lease obligations                        (1,327)            (1,045)
Debt fees paid                                                                    (185)
Other                                                          (375)              (268)
                                                          ---------         ----------
Net cash provided by financing activities                     1,312            191,935
                                                          ---------           --------
Cash Flows from Investing Activities
------------------------------------
Additions to property, plant and equipment                  (13,322)          (186,101)
Proceeds from the sale of property, plant and equipment         952                 41
Acquisition of companies, net of cash acquired                 (159)               (17)
                                                          ---------       ------------
Net cash used in investing activities                       (12,529)          (186,077)
                                                          ---------           --------
Net decrease in cash                                         (2,428)               (37)
Cash at beginning of period                                   9,050              6,691
                                                          ---------         ----------
Cash at end of period                                     $   6,622          $   6,654
                                                          =========          =========
Significant non-cash financing activities
  Capital lease obligations incurred                          1,313             10,304

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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000 filed with the Securities and Exchange Commission.

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

Summarized income statement data for Piedmont is as follows:

                                                        First Quarter
                                                 --------------------------
In Thousands                                        2000             1999
---------------------------------------------------------------------------
Net sales                                        $  65,452        $  63,326
Gross margin                                        31,256           27,651
Income (loss) from operations                        3,201             (248)
Net loss                                              (156)          (3,522)

3. Inventories

Inventories are summarized as follows:
                                        Apr. 2,         Jan. 2,       Apr. 4,
In Thousands                              2000           2000          1999
-----------------------------------------------------------------------------
Finished products                       $25,853        $28,618        $27,125
Manufacturing materials                  13,907         11,424         11,340
Plastic pallets and other                 4,595          4,694          4,570
                                        -------        -------        -------
Total inventories                       $44,355        $44,736        $43,035
                                        =======        =======        =======

Finished products and manufacturing materials are valued by the LIFO method. The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.8 million, $3.3 million and $3.2 million on April 2, 2000, January 2, 2000 and April 4, 1999, respectively, as a result of inventory premiums associated with certain acquisitions. Plastic pallets and other inventories are valued by the first-in, first-out method.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                 Apr. 2,       Jan. 2,      Apr. 4,      Estimated
In Thousands                                      2000          2000          1999      Useful Lives
-----------------------------------------------------------------------------------------------------
Land                                           $  12,332     $  12,251     $  11,781
Buildings                                         95,911        96,072        81,566     10-50 years
Machinery and equipment                           88,749        89,068        88,933      5-20 years
Transportation equipment                         129,821       126,562        99,053      4-10 years
Furniture and fixtures                            37,398        37,002        27,978      7-10 years
Vending equipment                                291,357       291,844       272,508      6-13 years
Leasehold and land improvements                   41,503        41,379        34,203      5-20 years
Construction in progress                           9,530         3,389        22,556
------------------------------------------------------------------------------------
Total property, plant and equipment, at cost     706,601       697,567       638,578
Less: Accumulated depreciation                   250,593       238,768       208,251
------------------------------------------------------------------------------------
Property, plant and equipment, net              $456,008      $458,799      $430,327
------------------------------------------------------------------------------------

5.  Leased Property Under Capital Leases

The category and terms of the capital leases were as follows:

                                              Apr. 2,       Jan. 2,     Apr. 4,
In Thousands                                   2000          2000         1999        Terms
----------------------------------------------------------------------------------------------
Transportation equipment and other equipment  $ 14,190     $ 13,434    $ 10,433    1 - 5 years
Less:  Accumulated amortization                  3,369        2,649       1,127
----------------------------------------------------------------------------------------------
Leased property under capital leases, net     $ 10,821     $ 10,785    $  9,306
----------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

6. Long-Term Debt

Long-term debt is summarized as follows:

                                                              Fixed(F) or
                                                    Interest   Variable      Interest       April 2,       Jan. 2,     April 4,
In Thousands                         Maturity         Rate     (V) Rate        Paid           2000          2000         1999
-------------------------------------------------------------------------------------------------------------------------------
Lines of Credit                        2002           6.31%-      V           Varies        $ 77,300      $ 46,600     $177,014
                                                      6.61%
Revolving Credit                       2002                       V           Varies                                     85,000

Term Loan Agreement                    2004           6.58%       V           Varies          85,000        85,000       85,000

Term Loan Agreement                    2005           6.58%       V           Varies          85,000        85,000       85,000

Medium-Term Notes                      2000                       F           Semi-                         25,500       25,500
                                                                              annually

Medium-Term Notes                      2002           8.56%       F           Semi-           47,000        47,000       47,000
                                                                              annually

Debentures                             2007           6.85%       F           Semi-          100,000       100,000      100,000
                                                                              annually

Debentures                             2009           7.20%       F           Semi-          100,000       100,000      100,000
                                                                              annually

Debentures                             2009           6.38%       F           Semi-          250,000       250,000
                                                                              annually

Other notes payable                    2000 -         5.75%-      F           Varies          13,496        13,499       12,359
                                       2006          10.00%                                  -------       -------      -------
                                                                                             757,796       752,599      716,873
Less: Portion of long-term
 debt payable within one year                                                                  3,266        28,635      117,544
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              $754,530      $723,964     $599,329
-------------------------------------------------------------------------------------------------------------------------------

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

On January 22, 1999, the Company filed a new $800 million shelf registration for debt and equity securities (which includes $200 million of unused availability from a prior shelf registration). On April 26, 1999, the Company issued $250 million of 10-year debentures at a fixed rate of 6.375%. The Company subsequently entered into interest rate swap agreements totaling $100 million related to these debentures. The net proceeds from this issuance were used principally for refinancing of short-term debt related to the purchase of leased assets, with the remainder used to repay other bank debt.

The Company had weighted average interest rates for its debt portfolio of 6.9%, 7.0% and 6.4% as of April 2, 2000, January 2, 2000 and April 4, 1999,
respectively. The Company's overall weighted average interest rate on long-term debt increased from an average of 6.5% during the first quarter of 1999 to an average of 7.2% during the first quarter of 2000. After taking into account the effect of all of the interest rate swap activities, approximately 39%, 35% and 48% of the total debt portfolio was subject to changes in short-term interest rates as of April 2, 2000, January 2, 2000 and April 4, 1999, respectively.

A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first quarter of 2000 by approximately $0.7 million and the net loss for the first quarter ended April 2, 2000 would have been increased by approximately $0.5 million.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


7.   Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of the effects of acquisitions, were as follows:


                                                                   First Quarter
                                                       -------------------------------
In Thousands                                                2000               1999
--------------------------------------------------------------------------------------
Accounts receivable, trade, net                          $  2,714           $  (1,155)
Accounts receivable, The Coca-Cola Company                 (5,860)             (3,188)
Accounts receivable, other                                  7,442               1,626
Inventories                                                   381              (2,025)
Prepaid expenses and other current assets                  (1,807)             (1,655)
Accounts payable and accrued liabilities                   (9,830)             (3,541)
Accounts payable, The Coca-Cola Company                     2,929               2,909
Accrued compensation                                         (903)             (4,342)
Accrued interest payable                                   (2,754)             (5,610)
Due to (from) Piedmont Coca-Cola Bottling Partnership         374              (1,127)
                                                        ---------           ---------

Increase in current assets less current liabilities      $ (7,314)           $(18,108)
                                                         ========            ========


8.  Restructuring

In November 1999, the Company announced a plan to restructure its operations by consolidating sales divisions and reducing its workforce. Approximately 300 positions were eliminated as a result of the restructuring. The Company recorded a pre-tax restructuring charge of $2.2 million in the fourth quarter of 1999, which will be funded by cash flow from operations.

The changes in the restructuring charge liability during the first quarter of 2000 were as follows:



                                           Accrued Liability       Amts. Paid in      Accrued Liability
In Thousands                                at Jan. 2, 2000       First Qtr. 2000       at Apr. 2, 2000
-------------------------------------------------------------------------------------------------------

Employee termination benefit costs                $  284                 $  263              $    21
Facility lease costs and related expenses            330                     22                  308
                                                 -------               --------              -------
                                                  $  614                 $  285               $  329
                                                  ======                 ======               ======

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:
                                                            First Quarter
                                                        -----------------------
In Thousands (Except Per Share Data)                      2000          1999
-------------------------------------------------------------------------------

NUMERATOR:
Numerator for basic net income and diluted net income   $ (1,957)     $  (4,480)

DENOMINATOR:
Denominator for basic net income per share -  weighted
  average common shares                                    8,733          8,365

Effect of dilutive securities - Stock options (1)            *              *
                                                        --------      ---------

Denominator for diluted net income per share -
 adjusted weighted average common shares                   8,733          8,365
                                                        ========      =========

Basic net income per share                              $   (.22)     $    (.54)
                                                        ========      =========

Diluted net income per share                            $   (.22)     $    (.54)
                                                        ========      =========

* Antidilutive

(1) See Note 13 to the Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K.

10.  Estimates and Assumptions

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

11.   Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $31.5 million, $35.3 million and $32.8 million as of April 2, 2000, January 2, 2000 and April 4, 1999, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION:

The following discussion presents management's analysis of the results of operations for the first three months of 2000 compared to the first three months of 1999 and changes in financial condition from April 4, 1999 and January 2, 2000 to April 2, 2000. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported a net loss of $2.0 million or $.22 per share for the first quarter of 2000 compared with a net loss of $4.5 million or $.54 per share for the same period in 1999. The improvement in earnings for the first quarter of 2000 over the comparable period in 1999 was primarily due to an increase in net selling price of approximately 9%. The increase in selling price was partially offset by a decline in bottle and can volume.


RESULTS OF OPERATIONS:

Net selling price per unit in the first quarter of 2000 increased by approximately 9%. During the past three years, the Company's unit sales growth significantly outpaced the soft drink industry average growth rate but its selling prices did not keep pace with cost increases. As a result, gross margins narrowed and net income declined. In 2000, the Company increased selling prices to cover increasing raw material costs, higher fuel costs and to improve operating margins. The Company entered 2000 facing significantly higher concentrate and container costs versus the prior year.

In the first quarter of 2000, the increase in selling price impacted unit sales volume which declined by approximately 5%. Excluding volume from territories acquired during 1999, unit volume declined by approximately 7.5%. First quarter 2000 unit volume was also negatively impacted by the shift of the Easter holiday which occurred in the first quarter 1999 but will affect second quarter 2000 and by severe inclement weather during the first half of February in a significant portion of the Company's territory. The decline in unit volume in the first quarter of 2000 was in line with the Company's expectations.

As a result of the increase in selling prices and the decline in unit volume, net sales in the first quarter of 2000 increased approximately 4% over the first quarter of 1999. Excluding the effect of territory acquired in 1999, net sales in the first quarter of 2000 increased by 1% from the same period in 1999.

Noncarbonated beverages unit volume grew during the first quarter of 2000 despite significantly higher selling prices. Noncarbonated beverages, which include Dasani water, Fruitopia, POWERaDE and Cool from Nestea, accounted for 6.3% of the Company's product mix during the first quarter of 2000, up from 5.7% in the first quarter of 1999.

Cost of sales on a per unit basis increased approximately 1% in the first quarter of 2000 over the same period in 1999. The increase in cost of sales is primarily due to raw material cost increases offset by a significant package mix shift from bottles to cans. Beginning in April, the Company expects the cost of plastic bottles to increase by approximately 5%.

Gross margin increased by approximately 15% primarily as a result of the 9% increase in net selling price as previously discussed. Excluding territory acquired in 1999, gross margin increased by 12.1% in the first quarter of 2000. Gross margin as a percentage of net sales increased to 46% in the first quarter of 2000.

Selling, general and administrative expenses for the first quarter of 2000 increased 9% over the first quarter of 1999. The increase in selling, general and administrative expenses was due primarily to a reduction in marketing funding from The Coca-Cola Company, higher fuel costs and an increase in costs associated with territories acquired in 1999. Total marketing funding from The Coca-Cola Company in the first quarter of 2000 was $2 million less than in the same period in 1999. The criteria for a portion of marketing funding from The Coca-Cola Company has been changed for 2000 and is more closely tied to changes in unit volume, which was negatively impacted by the volume decline in the first quarter. In addition, due to higher prices, fuel costs increased by 50% in the first quarter of 2000 as compared to the same period in 1999, up approximately $0.7 million. Also, the Company recorded $0.5 million as compensation expense in the first quarter of 2000 related to a restricted stock award for the Company's Chairman and Chief Executive Officer. No compensation expense was recorded in 1999 related to this stock award as the performance requirements were not met.

The Company is beginning to realize the benefits associated with the restructuring which occurred in the fourth quarter of 1999. Excluding the effect of: territories acquired in 1999, reduced marketing funding from The Coca-Cola Company, higher fuel costs and the restricted stock award accrual, selling, general and administrative expenses increased by only 1% in the first quarter of 2000 versus the first quarter of 1999.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2000, it is not obligated to do so under the Company's Master Bottle Contract. Also, The Coca-Cola Company has agreed to provide additional marketing funding under an amended multi-year program to support the Company's cold drink infrastructure.

Depreciation expense increased by approximately $1.4 million between the first quarter of 2000 and the first quarter of 1999. The increase was due to the significant capital investments the Company made during 1999 which totaled $257 million. Of the total capital expenditures in 1999, approximately $155 million related to the purchase of vehicles and vending equipment which were previously leased under various operating lease agreements.

Interest expense of $13.9 million increased by $2.2 million or 19% from the first quarter of 1999. The increase is due to additional borrowings related to the acquisition of three Coca-Cola bottlers during 1999 and higher average interest rates on the Company's floating rate debt. The Company's overall weighted average interest rate increased from an average of 6.5% during the first quarter of 1999 to an average of 7.2% during the first quarter of 2000.

Amortization expense of $3.7 million increased by $0.4 million in the first quarter of 2000 due to the acquisition of three Coca-Cola bottlers during 1999.

In March 2000, at the end of a collective bargaining agreement in Huntington, West Virginia, the Company and Teamsters Local Union 505 were unable to reach an agreement on wages and benefits. The union elected to strike and other Teamster-represented sales centers in West Virginia joined in a sympathy strike. The Company is using management and supervisory personnel to distribute products to the Company's customers in the areas affected by the strike. The impacted branches represent approximately 7% of the Company's net sales. For the first quarter of 2000, the strike did not have a significant impact on the Company's results from operations. However, if the strike continues, it could negatively impact sales and profitability in subsequent periods.

CHANGES IN FINANCIAL CONDITION:

Working capital increased $30 million from January 2, 2000 and increased $96 million from April 4, 1999 to April 2, 2000. The increase from January 2, 2000 is primarily attributable to a decrease in the current portion of long-term debt of $25 million and a decrease in accounts payable and accrued liabilities of $10 million, partially offset by a decrease in cash and accounts receivable, trade of $5 million. The decrease in the current portion of long-term debt reflects the payment of $25.5 million of the Company's Medium-Term Notes that matured in March 2000. The Company used its informal lines of credit to facilitate this payment.

Working capital increased by $96 million from April 4, 1999 due to a decrease in the current portion of long-term debt of $114 million offset by increases in accounts payable and accrued liabilities of $10 million and accrued interest of $4 million. The decrease in the current portion of long-term debt was attributable to the refinancing of short-term debt associated with the purchase of approximately $155 million of leased equipment in January 1999. The increase in accrued interest is due to the timing of interest payments on debentures issued during the second quarter of 1999 which were used to refinance the purchase of $155 million of equipment that was previously leased.

Capital expenditures in the first quarter of 2000 were $13 million compared to $186 million in the first quarter of 1999. Expenditures for the first quarter of 1999 included the purchase of approximately $155 million of previously leased equipment completed during January 1999. The Company expects its capital spending in 2000 will be less than half of the total spent in 1999.

Long-term debt increased by $41 million from April 4, 1999 and $5 million from January 2, 2000. The increase from April 4, 1999 was due to acquisitions of three Coca-Cola bottlers during 1999 and significant capital spending during 1999. The increase from January 2, 2000 was due to changes in working capital, primarily a reduction of accounts payable and accrued liabilities.

As of April 2, 2000, the Company had no amounts outstanding under its revolving credit facility and $77.3 million outstanding under its informal lines of credit.

In April 1999, the Company issued $250 million of 10-year debentures at a fixed rate of 6.375% under a shelf registration statement filed in January 1999. The Company subsequently entered into interest rate swap agreements totaling $100 million related to these debentures. The net proceeds from the issuance of these debentures were used to refinance borrowings related to the $155 million purchase of assets previously leased, refinance certain maturing Medium-Term Notes and repay other corporate borrowings.

As of April 2, 2000 the debt portfolio had a weighted average interest rate of approximately 6.9% and approximately 39% of the total portfolio of $758 million was subject to changes in short-term interest rates.

It is the Company's intent to continue to grow selectively through acquisitions of other Coca-Cola bottlers. Acquisition related costs including interest expense and non-cash charges such as amortization of intangible assets may be incurred. To the extent these expenses are incurred and are not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that the continued growth through acquisition will enhance long-term shareholder value.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: our growth strategy increasing long-term shareholder value; the sufficiency of our financial resources to fund our operations and capital expenditure requirements; our expectations concerning capital expenditures and our expectations that Year 2000 issues will not have a significant impact on our ongoing business operations. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Events or uncertainties that could adversely affect future periods include, without limitation: lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, higher than expected fuel prices, an inability to meet projections for performance in newly acquired bottling territories and unfavorable interest rate fluctuations.

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

         10.1 Can Supply Agreement, dated as of February 22, 2000 between American National Can Company and the Company.*

         27       Financial data schedule for period ended April 2, 2000.

(b)      Reports on Form 8-K

         A current report on Form 8-K was filed on February 22, 2000 related to the purchase of additional Common Stock of the Company by Coca-Cola Enterprises Inc.










         * Indicates that a portion of the document is confidential and has been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COCA-COLA BOTTLING CO. CONSOLIDATED
                                                    (REGISTRANT)


Date: May 15, 2000                          By: /s/ David V. Singer
                                                --------------------------------
                                                   David V. Singer
                                   Principal Financial Officer of the Registrant
                                                       and
                                     Vice President - Chief Financial Officer