Form 10-Q
period 2000-07-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2000-08-15
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   X   EXCHANGE ACT OF 1934


For the quarterly period ended July 2, 2000
                               -------------------------------------------------


Commission File Number  0-9286
                        --------------------------------------------------------

                       COCA-COLA BOTTLING CO. CONSOLIDATED
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       56-0950585
    -------------------------------                      ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification Number)

      4100 Coca-Cola Plaza, Charlotte, North Carolina      28211
      -------------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at August 1, 2000
                  -----                         -----------------------------
Common Stock, $1.00 Par Value                             6,392,252
Class B Common Stock, $1.00 Par Value                     2,341,077

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                                     Second Quarter                      First Half
                                                             ---------------------------         ----------------------------
                                                                 2000            1999               2000             1999
                                                             ----------       ----------         ----------        ----------
Net sales (includes sales to Piedmont of
 $21,251, $20,129, $36,942 and $35,310)                       $ 270,933        $ 261,037          $ 499,117         $ 481,300
Cost of sales, excluding depreciation shown
 below (includes $15,545, $16,131, $28,127
 and $29,736 related to sales to Piedmont)                      143,002          145,391            265,245           273,502
                                                             ----------       ----------         ----------        ----------
Gross margin                                                    127,931          115,646            233,872           207,798
                                                             ----------       ----------         -----------       ----------
Selling, general and administrative expenses,
 excluding depreciation shown below                              83,815           74,859            158,057           143,083
Depreciation expense                                             16,224           14,266             32,314            28,914
Amortization of goodwill and intangibles                          3,666            3,346              7,330             6,608
                                                           ------------     ------------       ------------      ------------
Income from operations                                           24,226           23,175             36,171            29,193

Interest expense                                                 13,618           12,450             27,554            24,145
Other income (expense), net                                        (786)          (1,239)            (1,805)           (2,454)
                                                          -------------      -----------       ------------       -----------
Income before income taxes                                        9,822            9,486              6,812             2,594
Federal and state income taxes                                    3,505            3,320              2,452               908
                                                           -------------    ------------       -------------    -------------
Net income                                                  $     6,317      $     6,166        $     4,360       $     1,686
                                                            ============     ===========        ============      ===========

Basic net income per share                                  $       .72      $       .72        $       .50       $       .20

Diluted net income per share                                $       .71      $       .71        $       .50       $       .20

Weighted average number of common
 shares outstanding                                               8,733            8,519              8,733             8,442

Weighted average number of common
 shares outstanding-assuming dilution                             8,837            8,638              8,785             8,563

Cash dividends per share
 Common Stock                                               $       .25      $       .25        $       .50       $       .50
 Class B Common Stock                                       $       .25      $       .25        $       .50       $       .50

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                          July 2,         Jan. 2,           July 4,
                                                                           2000            2000               1999
                                                                     -------------    -------------     -------------
ASSETS

Current Assets:
Cash                                                                 $       6,724    $       9,050     $       8,209
Accounts receivable, trade, less allowance for
 doubtful accounts of $884, $850 and $649                                   66,291           60,367            73,186
Accounts receivable from The Coca-Cola Company                               6,110            6,018             9,793
Due from Piedmont Coca-Cola Bottling Partnership                                                                6,187
Accounts receivable, other                                                   5,966           13,938             5,542
Inventories                                                                 43,390           44,736            48,772
Prepaid expenses and other current assets                                   18,380           13,275            18,030
                                                                     -------------    -------------     -------------
  Total current assets                                                     146,861          147,384           169,719
                                                                     -------------    -------------     -------------

Property, plant and equipment, net                                         448,606          458,799           446,286
Leased property under capital leases, net                                    9,875           10,785            12,368
Investment in Piedmont Coca-Cola Bottling Partnership                       62,212           60,216            61,302
Other assets                                                                73,826           69,824            62,627
Identifiable intangible assets, less accumulated
 amortization of  $133,644, $127,459 and $121,478                          298,993          305,432           285,119
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $34,286, $33,141 and $31,995                               56,982           58,478            59,623
                                                                     -------------    -------------     -------------


Total                                                                   $1,097,355       $1,110,918        $1,097,044
                                                                     =============    =============     =============


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                         July 2,          Jan. 2,             July 4,
                                                                          2000              2000              1999
                                                                     -------------    -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Portion of long-term debt payable within one year                    $       3,243     $     28,635      $     25,530
Current portion of obligations under capital leases                          3,878            4,483             5,081
Accounts payable and accrued liabilities                                    82,405           88,848            76,942
Accounts payable to The Coca-Cola Company                                    4,759            2,346             5,052
Due to Piedmont Coca-Cola Bottling Partnership                               8,593            2,736
Accrued compensation                                                         9,723            7,160             6,964
Accrued interest payable                                                    11,231           16,830            12,981
                                                                     -------------    -------------     -------------
  Total current liabilities                                                123,832          151,038           132,550
Deferred income taxes                                                      127,561          125,109           116,748
Deferred credits                                                             3,721            4,135             3,754
Other liabilities                                                           71,334           69,765            63,136
Obligations under capital leases                                             3,446            4,468             6,087
Long-term debt                                                             735,029          723,964           739,518
                                                                      ------------     ------------      ------------
  Total liabilities                                                      1,064,923        1,078,479         1,061,793
                                                                     -------------    -------------     -------------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized - 30,000,000 shares;
 Issued - 9,454,626 shares                                                   9,454            9,454             9,454
Class B Common Stock, $1 par value:
 Authorized - 10,000,000 shares;
 Issued - 2,969,191 shares                                                   2,969            2,969             2,969
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                             103,386          107,753           112,120
Accumulated deficit                                                        (22,123)         (26,483)          (28,038)
                                                                      ------------     ------------      ------------
                                                                            93,686           93,693            96,505
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                                  60,845           60,845            60,845
 Class B Common-628,114 shares                                                 409              409               409
                                                                      ------------     ------------      ------------
  Total stockholders' equity                                                32,432           32,439            35,251
                                                                      ------------     ------------      ------------

Total                                                                   $1,097,355       $1,110,918        $1,097,044
                                                                      ============     ============      ============

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                                                Capital
                                                              Class B              in
                                            Common            Common           Excess of        Accumulated       Treasury
                                             Stock             Stock           Par Value          Deficit           Stock
                                           ---------          --------          --------         ---------        --------
Balance on
 January 3, 1999                           $   9,086          $  2,969          $ 94,709         $ (29,724)       $ 61,254

Net income                                                                                           1,686
Cash dividends paid                                                               (4,182)
Issuance of Common Stock                         368                              21,593
                                           ---------          --------          --------         ---------        --------
Balance on
 July 4, 1999                              $   9,454          $  2,969          $112,120         $ (28,038)       $ 61,254
                                           =========          ========          ========         =========        ========




Balance on
 January 2, 2000                           $   9,454          $  2,969          $107,753         $ (26,483)       $ 61,254

Net income                                                                                           4,360
Cash dividends paid                                                               (4,367)
                                           ---------          --------          --------         ---------        --------
Balance on
 July 2, 2000                              $   9,454         $   2,969          $103,386         $ (22,123)       $ 61,254
                                           =========         =========          ========         =========        ========



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands


                                                                                       First Half
                                                                              ----------------------------------
                                                                                     2000                1999
                                                                              ------------         -------------
Cash Flows from Operating Activities
Net income                                                                      $    4,360            $    1,686
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation expense                                                              32,314                28,914
  Amortization of goodwill and intangibles                                           7,330                 6,608
  Deferred income taxes                                                              2,452                   908
  Losses on sale of property, plant and equipment                                      618                 1,425
  Amortization of debt costs                                                           486                   378
  Amortization of deferred gain related to terminated
    interest rate swaps                                                               (282)                 (282)
  Undistributed losses (earnings) of Piedmont Coca-Cola
    Bottling Partnership                                                            (1,996)                1,545
  Increase in current assets less current liabilities                               (3,012)              (30,748)
  Increase in other noncurrent assets                                               (5,135)               (7,222)
  Increase (decrease) in other noncurrent liabilities                                2,506                (3,397)
  Other                                                                                470                    10
                                                                                ----------           -----------
Total adjustments                                                                   35,751                (1,861)
                                                                                ----------           -----------
Net cash provided by (used in) operating activities                                 40,111                  (175)
                                                                                ----------          ------------


Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                                                                 250,183
Repayment of current portion of long-term debt                                     (25,527)              (30,085)
Proceeds from lines of credit, net                                                  11,200                23,600
Cash dividends paid                                                                 (4,367)               (4,182)
Payments on capital lease obligations                                               (2,487)               (2,409)
Debt fees paid                                                                                            (3,221)
Other                                                                                 (395)                 (204)
                                                                                ----------           -----------
Net cash provided by (used in) financing activities                                (21,576)              233,682
                                                                                ----------             ---------

Cash Flows from Investing Activities
Additions to property, plant and equipment                                         (22,910)             (213,663)
Proceeds from the sale of property, plant and equipment                              2,183                    60
Acquisitions of companies, net of cash acquired                                       (134)              (18,386)
                                                                                ----------           -----------

Net cash used in investing activities                                              (20,861)             (231,989)
                                                                                ----------             ---------
Net increase (decrease) in cash                                                     (2,326)                1,518

Cash at beginning of period                                                          9,050                 6,691
                                                                               -----------           -----------

Cash at end of period                                                           $    6,724            $    8,209
                                                                                ==========            ==========

Significant non-cash investing and financing activities:
  Issuance of Common Stock in connection with acquisition                                                 21,961
  Capital lease obligations incurred                                                 1,313                13,576


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

                                                           Second Quarter                           First Half
                                                      -----------------------            ------------------------------
In Thousands                                            2000           1999                2000            1999
-----------------------------------------------------------------------------------------------------------------------
Net sales                                              $78,766        $74,645             $144,218         $137,971
Gross margin                                            38,291         34,089               69,547           61,740
Income from operations                                   7,579          3,629               10,780            3,381
Net income (loss)                                        4,148            432                3,992           (3,090)


3. Inventories

Inventories are summarized as follows:



                                                                       July 2,      Jan. 2,      July 4,
In Thousands                                                            2000          2000        1999
----------------------------------------------------------------------------------------------------------
Finished products                                                      $27,311      $28,618      $30,251
Manufacturing materials                                                 11,870       11,424       13,313
Plastic pallets and other                                                4,209        4,694        5,208
                                                                       -------      -------      -------

Total inventories                                                      $43,390      $44,736      $48,772
                                                                       =======      =======      =======



The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.5 million, $3.3 million and $3.2 million on July 2, 2000, January 2, 2000 and July 4, 1999, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:


                                                              July 2,          Jan. 2,          July 4,        Estimated
In Thousands                                                   2000             2000             1999         Useful Lives
---------------------------------------------------------------------------------------------------------------------------
Land                                                        $  12,389        $  12,251         $  11,856
Buildings                                                      95,440           96,072            82,945       10-50 years
Machinery and equipment                                        91,664           89,068            90,587        5-20 years
Transportation equipment                                      124,689          126,562           116,761        4-10 years
Furniture and fixtures                                         37,515           37,002            29,533        7-10 years
Vending equipment                                             292,500          291,844           279,872        6-13 years
Leasehold and land improvements                                42,025           41,379            34,538        5-20 years
Construction in progress                                        9,970            3,389            21,502
---------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost                  706,192          697,567           667,594
Less: Accumulated depreciation                                257,586          238,768           221,308
---------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                           $448,606         $458,799          $446,286
---------------------------------------------------------------------------------------------------------------------------




5.  Leased Property Under Capital Leases

The category and terms of the capital leases were as follows:

                                                               July 2,           Jan. 2,          July 4,
In Thousands                                                    2000              2000             1999            Terms
--------------------------------------------------------------------------------------------------------------------------
Transportation and other equipment                            $  13,899         $  13,434         $  13,576      1-5 years
Less:  Accumulated amortization                                   4,024             2,649             1,208
--------------------------------------------------------------------------------------------------------------------------

Leased property under capital leases, net                    $    9,875         $  10,785         $  12,368
--------------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



6. Long-Term Debt

Long-term debt is summarized as follows:


                                                            Fixed(F) or
                                                  Interest     Variable    Interest       July 2,        Jan. 2,        July 4,
In Thousands                          Maturity     Rate        (V) Rate      Paid           2000          2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Lines of Credit                        2002        7.38% -        V          Varies       $57,800        $46,600        $60,000
                                                   7.46%

Term Loan Agreement                    2004        7.14%          V          Varies        85,000         85,000         85,000

Term Loan Agreement                    2005        7.14%          V          Varies        85,000         85,000         85,000

Medium-Term Notes                      2000                       F          Semi-                        25,500         25,500
                                                                             annually

Medium-Term Notes                      2002        8.56%          F          Semi-         47,000         47,000         47,000
                                                                             annually

Debentures                             2007        6.85%          F          Semi-        100,000        100,000        100,000
                                                                             annually

Debentures                             2009        7.20%          F          Semi-        100,000        100,000        100,000
                                                                             annually

Debentures                             2009        6.38%          F          Semi-        250,000        250,000        250,000
                                                                             annually

Other notes payable                    2000        5.75% -        F          Varies        13,472         13,499         12,548
                                       2001       10.00%                                 --------      ---------       --------
                                                                                          738,272        752,599        765,048

Less: Portion of long-term debt payable within one year                                     3,243         28,635         25,530
-------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                           $735,029       $723,964       $739,518
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

    On April 26, 1999, the Company issued $250 million of 10-year debentures at a fixed interest rate of 6.375% under the Company's $800 million shelf registration filed in January 1999. The net proceeds from this issuance were used principally for refinancing of short-term debt related to the purchase of leased assets with the remainder used to repay other debt.

    The Company had weighted average interest rates for its debt portfolio of 7.2%, 7.0% and 6.7% as of July 2, 2000, January 2, 2000 and July 4, 1999,
    respectively. The Company's overall weighted average interest rate on long-term debt increased from an average of 6.3% during the second quarter of 1999 to an average of 7.3% during the second quarter of 2000. After taking into account the effect of all of the interest rate swap activities, approximately 38%, 35% and 32% of the total debt portfolio was subject to changes in short-term interest rates as of July 2, 2000, January 2, 2000 and July 4, 1999, respectively.

    A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the second quarter of 2000 by approximately $1.4 million and the net income for the second quarter ended July 2, 2000 would have been decreased by approximately $0.9 million.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


7.   Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisition, were as follows:


                                                                                            First Half
                                                                                -------------------------------
In Thousands                                                                         2000              1999
---------------------------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                                  $  (5,924)          $ (14,601)
Accounts receivable, The Coca-Cola Company                                             (92)                298
Accounts receivable, other                                                           7,972               2,564
Inventories                                                                          1,346              (6,891)
Prepaid expenses and other current assets                                           (5,105)             (2,562)
Accounts payable and accrued liabilities                                            (6,443)              2,826
Accounts payable, The Coca-Cola Company                                              2,413                (142)
Accrued compensation                                                                 2,563              (3,274)
Accrued interest payable                                                            (5,599)             (2,344)
Due to (from) Piedmont Coca-Cola Bottling Partnership                                5,857              (6,622)
                                                                                 ---------         -----------
Increase in current assets less current liabilities                              $  (3,012)          $ (30,748)
                                                                                 =========           =========



8.  Restructuring

In November 1999, the Company announced a plan to restructure its operations by consolidating sales divisions and reducing its workforce. Approximately 300 positions were eliminated as a result of the restructuring. The Company recorded a pre-tax restructuring charge of $2.2 million in the fourth quarter of 1999, which was funded by cash flow from operations.

The changes in the restructuring charge liability during the first half of 2000 were as follows:



                                                              Accrued Liability       Amts. Paid in       Accrued Liability
In Thousands                                                   at Jan. 2, 2000       First Half 2000       at July 2, 2000
--------------------------------------------------------------------------------------------------------------------------
Employee termination benefit costs                                   $  284                 $  278             $      6
Facility lease costs and related expenses                               330                     66                  264
                                                                    -------               --------              -------
                                                                     $  614                 $  344               $  270
                                                                     ======                 ======               ======

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


9.    Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                                       Second Quarter              First Half
                                                                    --------------------     ---------------------
In Thousands (Except Per Share Data)                                  2000         1999         2000          1999
------------------------------------------------------------------------------------------------------------------
Numerator:
Numerator for basic net income and diluted
  net income                                                         $6,317       $6,166       $4,360        $1,686

Denominator:
Denominator for basic net income per share -
  weighted average common shares                                      8,733        8,519        8,733         8,442

Effect of dilutive securities - stock options                           104          119           52           121
                                                                   --------     --------    ---------      --------

Denominator for diluted net income per share -
  adjusted weighted average common shares                             8,837        8,638        8,785         8,563
                                                                    =======      =======      =======       =======

Basic net income per share                                         $    .72     $    .72     $    .50      $    .20
                                                                   ========     ========     ========      ========

Diluted net income per share                                       $    .71     $    .71     $    .50      $    .20
                                                                   ========     ========     ========      ========


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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



11.   Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $36.6 million, $35.3 million and $30.3 million as of July 2, 2000, January 2, 2000 and July 4, 1999, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction:

The following discussion presents management's analysis of the results of operations for the second quarter and first six months of 2000 compared to the second quarter and first six months of 1999 and changes in financial condition from July 4, 1999 and January 2, 2000 to July 2, 2000. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported net income of $6.3 million or $.72 per share for the second quarter of 2000 compared with net income of $6.2 million or $.72 per share for the same period in 1999. For the first half of 2000, net income was $4.4 million or $.50 per share compared to net income of $1.7 million or $.20 per share for the first half of 1999. The increase in earnings during the second quarter of 2000 compared with the same period in 1999 was driven primarily by higher net selling prices per unit of 8% in the second quarter of 2000, offset somewhat by additional costs related to enhancements to employee compensation programs and lower levels of marketing funding from The Coca-Cola Company.

During July 2000, the Company agreed to sell certain bottling territory in Kentucky and Ohio to another Coca-Cola bottler. The territory to be sold represents approximately 3% of the Company's annual sales volume. The transaction is subject to completion of a definitive purchase agreement and regulatory approval.

Results of Operations:

Net selling price per case increased by approximately 8.5% and 9% for the second quarter and first half of 2000, respectively, over comparable periods in 1999. During the past three years, the Company's unit sales growth significantly outpaced the soft drink industry average growth rate. However, its selling prices did not keep pace with cost increases. As a result, operating margins narrowed and net income declined in 1999. In 2000, the Company has increased selling prices to cover increasing raw material costs, lower marketing funding and higher fuel costs, and to improve operating margins.

Increases in net selling prices impacted unit sales volume in the second quarter and first half of 2000. Unit sales volume declined 4.9% for the second quarter and 4.8% for the first half of 2000. Excluding volume from territories acquired during 1999, unit volume declined by approximately 6.8% in the second quarter and 7% in the first half of the year. The declines in unit volume for the second quarter and first half of 2000 were consistent with the Company's expectations.

As a result of the increase in selling prices and the decline in unit volume, net sales in the second quarter of 2000 increased approximately 4% over the second quarter of 1999. Excluding the effect of territories acquired in 1999, net sales in the second quarter of 2000 increased by 2% from the same period in 1999.

Noncarbonated beverages unit volume grew during the first half of 2000 despite significantly higher selling prices. Noncarbonated beverages which include Dasani water, Fruitopia,

POWERaDE and Cool from Nestea, accounted for 7% of the Company's product mix during the first half of 2000, up from approximately 6% in the first half of 1999.

Cost of sales on a per unit basis increased approximately 2% in both the second quarter and first half of 2000 over the same periods in 1999. The increase in cost of sales is primarily due to raw material cost increases. The Company anticipates that the cost of plastic bottles will increase during the third quarter of 2000 as a result of recent increases in resin prices.

Gross margin increased by approximately 11% for the second quarter and 12.5% for the first half of 2000, primarily as a result of the increases in net selling prices as previously discussed. Excluding territories acquired in 1999, gross margin increased by 9% in the second quarter and 10% in the first half of 2000. Gross margin as a percentage of net sales in the second quarter of 2000 increased to 47.2% from 44.3% in the second quarter of 1999. Gross margin as a percentage of sales for the first half of 2000 increased to 46.9% from 43.2% in the prior year.

Selling, general and administrative expenses for the second quarter of 2000 increased approximately 12% over the second quarter of 1999 and increased approximately 10% for the first half of 2000 over the first half of 1999. The increase in selling, general and administrative expenses was due primarily to a reduction in marketing funding from The Coca-Cola Company, enhancements to employee compensation programs, higher fuel costs, costs associated with a strike by employees in certain branches of the Company's West Virginia territory (primarily security costs to protect Company personnel and assets) and compensation expense related to a restricted stock award for the Company's Chairman and Chief Executive Officer. A portion of the marketing funding from The Coca-Cola Company has been changed for 2000 so that funding is more closely tied to changes in unit volume. As a result, marketing funding was negatively impacted by the decline in unit volume for the second quarter and first half of 2000. Total marketing funding from The Coca-Cola Company was reduced by 32% and 25% for the second quarter and first half of 2000, respectively, from the same periods of 1999.

The Company recorded $0.9 million as compensation expense for the first half of 2000 related to a restricted stock award for the Company's Chairman and Chief Executive Officer. The restricted stock award, which provides for 20,000 shares of the Company's Class B Common Stock to be awarded annually if certain performance requirements are met, was approved by the Company's stockholders in May 1999. The performance requirements related to this stock award were not met in 1999 and as a result, the award did not vest and no compensation expense was recorded in 1999. Additional compensation expense of $2.2 million was also recorded during the second quarter primarily for enhancements to certain employee compensation programs to ensure the Company remained competitive for talent in tight labor markets. Fuel costs increased by 27% in the second quarter and 37% for the first half of 2000 compared to the same periods in 1999. The increased fuel costs amounted to $0.4 million for the second quarter and $1.0 million for the first half of 2000.

Excluding the effect of territories acquired in 1999, the impact of reduced marketing funding, enhancements to compensation programs, higher fuel prices and the restricted stock award accrual, selling, general and administrative expenses increased by approximately 1% for the second quarter of 2000 compared to the second quarter of 1999.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2000, it is not obligated to do so under the Company's Master Bottle Contract. Total marketing funding and infrastructure support from The Coca-Cola Company and other beverage companies in the first half of 2000 and 1999 was $24.1 million and $31.3 million, respectively.

Depreciation expense increased by approximately $2 million and $3.4 million between the second quarter and first half of 2000, respectively, from the comparable periods in 1999. The increase was due to significant capital investments during 1999 that totaled $256.6 million. Of the total capital expenditures in 1999, approximately $155 million related to the purchase of vehicles and vending equipment that were previously leased under various operating lease agreements.

Interest expense for the second quarter of 2000 of $13.6 million increased by $1.2 million or 9% from the second quarter of 1999. Interest expense for the first half of 2000 increased by $3.4 million or 14% over the same period in the prior year. The increases are due to additional borrowings related to the acquisition of three Coca-Cola bottlers during 1999 and higher average interest rates on the Company's floating rate debt. The Company's overall weighted average interest rate increased from an average of 6.3% during the first half of 1999 to an average of 7.3% during the first half of 2000.

Amortization of goodwill and intangibles expense of $7.3 million increased by $0.7 million in the first half of 2000 as compared to the same period in 1999 due to the acquisition of three Coca-Cola bottlers during 1999.

In March 2000, at the end of a collective bargaining agreement in Huntington, West Virginia, the Company and Teamsters Local Union 505 were unable to reach an agreement on wages and benefits. The union elected to strike and other Teamster-represented sales centers in West Virginia joined in a sympathy strike. The Company used management and supervisory personnel to distribute products to the Company's customers in the areas affected by the strike. The impacted branches represent approximately 7% of the Company's annual sales volume. The work stoppage initiated by Teamsters Local Union 505 ended in July when the Company and the respective Teamster Locals entered into an "effects" labor agreement. On August 7, 2000, all Teamster-represented employees returned to work and to operations consistent with these agreements.

Changes in Financial Condition:

Working capital increased $26.7 million from January 2, 2000 and decreased $14.1 million from July 4, 1999 to July 2, 2000. The increase from January 2, 2000 is primarily attributable to a reduction in the current portion of long-term debt of $25.4 million. The decrease in the current portion of long-term debt reflects the repayment of $25.5 million of the Company's Medium-Term Notes that matured in March 2000. Other changes in the components of working capital that largely offset one another included an increase in accounts receivable, trade of $5.9 million, a decrease in accounts receivable, other of $8.0 million, a decrease in accounts payable and accrued liabilities of $6.4 million and an increase in amounts due to Piedmont Coca-Cola Bottling Partnership ("Piedmont") of $5.9 million.

Working capital decreased by $14.1 million from July 4, 1999 due to a change in amounts due to (from) Piedmont of $14.8 million. Other changes in working capital were generally offsetting. Significant changes in other components of working capital included a decrease in the current portion of long-term debt of $22.3 million, decreases in accounts receivable, trade of $6.9 million and accounts receivable from The Coca-Cola Company of $3.7 million, a decrease in inventories of $5.4 million and an increase in accounts payable and accrued liabilities of $5.5 million. The decrease in the current portion of long-term debt reflects the repayment of $25.5 million of the Company's Medium-Term Notes that matured in March 2000.

Capital expenditures in the first half of 2000 were $22.9 million compared to $213.7 million in the first half of 1999. Expenditures for the first half of 1999 include the purchase of approximately $155 million of previously leased equipment completed during January 1999.

Long-term debt decreased by $26.8 million from July 4, 1999 and $14.3 million from January 2, 2000. The decreases from the prior year and 1999 year-end are due to increased cash flow. The Company has significantly reduced its capital spending from higher levels in 1998 and 1999. With the reduced levels of capital spending, excess cash flow generated by operations has been used to repay long-term debt. The reduction in long-term debt has partially offset the impact of higher interest rates and dampened increases in interest expense during 2000.

As of July 2, 2000, the Company had no amounts outstanding under its revolving credit facility and $57.8 million outstanding under lines of credit.

In April 1999 the Company issued $250 million of 10-year debentures at a fixed rate of 6.375% under a shelf registration statement filed in January 1999. The Company subsequently entered into interest rate swap agreements totaling $100 million related to these debentures. The proceeds from the issuance of debentures were used to refinance borrowings related to the buyout of operating leases discussed above and other corporate borrowings.

In May 1999 the Company issued 368,482 shares of its Common Stock at $59.60 per share in conjunction with the acquisition of Carolina Coca-Cola Bottling Company.

As of July 2, 2000 the debt portfolio had a weighted average interest rate of approximately 7.2% and approximately 38% of the total portfolio of $738 million was subject to changes in short-term interest rates.

The Company intends to continue to evaluate growth through acquisitions of other Coca-Cola bottlers. Acquisition related costs including interest expense and non-cash charges such as amortization of intangible assets may be incurred. To the extent these expenses are incurred and are not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that continued growth through acquisition will enhance long-term stockholder value.

Sources of capital for the Company include operating cash flows, bank borrowings, issuance of public or private debt and the issuance of equity securities. Management believes that the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax liabilities and dividends for stockholders.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 3, 1999, North American Container, Inc. ("NAC") filed a Complaint For Patent Infringement and Jury Demand (the "Complaint") against the Company and a number of other defendants in the United States District Court for the Northern District of Texas, Dallas Division, alleging that certain unspecified blow-molded plastic containers used, made, sold, offered for sale and/or used by the Company and other defendants infringes certain patents owned by the plaintiff. NAC seeks an unspecified amount of compensatory damages for prior infringement, seeks to have those damages trebled, seeks pre-judgment and post-judgment interest, seeks attorney fees and seeks an injunction prohibiting future infringement and ordering the destruction of all infringing containers and machinery used in connection with the manufacture of the infringing products. The original Complaint names forty-two other defendants, including Plastipak Packaging, Inc., Constar International, Inc., Constar Plastics, Inc., Continental PET Technologies, Inc., Southeastern Container, Inc., Western Container, Inc., The Quaker Oats Company and others. Additional defendants have been added by amendment. The Complaint covers many channels of trade relevant to the PET bottle industry, including licensors, manufacturers, bottlers, bottled product manufacturers and retail sellers of end product.

The Company has provided its suppliers with notice that it will seek indemnification from them for all damages it may incur in connection with this proceeding. The Company has filed an answer to the Complaint, as amended, and has denied the material allegations of NAC and seeks recovery of attorney fees by having the case declared exceptional. The Company has also filed a counterclaim seeking a declaration of invalidity and non-infringement. A claims construction hearing is currently scheduled for December 4, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of the Company's stockholders was held on May 10,
         2000.

(b) The meeting was held to consider and vote upon (i) electing three directors, each for a term of three years or until his successor shall be elected and shall qualify.

         The votes cast with respect to each director are summarized as follows:

         Director Name                          For                  Withheld                Total Votes
         -------------                          ---                  --------                -----------
         H. W. McKay Belk                    51,991,146              135,281                 52,126,427
         H. Reid Jones                       51,996,834              129,594                 52,126,428
         John W. Murrey, III                 51,976,605              149,822                 52,126,427



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

         27 Financial data schedule for period ended July 2, 2000.


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


                                      COCA-COLA BOTTLING CO. CONSOLIDATED
                                                (REGISTRANT)


Date: August 15, 2000                 By: /s/ David V. Singer
                                      ----------------------------------------
                                              David V. Singer
                                 Principal Financial Officer of the Registrant
                                                   and
                                   Vice President - Chief Financial Officer