Form 10-Q
period 2000-10-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2000-11-14
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          October 1, 2000
                                --------------------------

Commission File Number                       0-9286
                                --------------------------


                       COCA-COLA BOTTLING CO. CONSOLIDATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     56-0950585
-----------------------------            ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
     of incorporation or
        organization)

              4100 Coca-Cola Plaza, Charlotte, North Carolina 28211
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 551-4400
                      -------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at November 1,  2000
                  -----                       ---------------------------------
Common Stock, $1.00 Par Value                            6,392,277
Class B Common Stock, $1.00 Par Value                    2,341,052

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Share Data)

                                                                          Third Quarter                       First Nine Months
                                                                   ---------------------------          ---------------------------
                                                                      2000             1999               2000              1999
                                                                   ---------         ---------          ---------         ---------
Net sales (includes sales to Piedmont of
$18,351, $19,953, $55,293 and $55,263)                             $ 258,565         $ 260,284          $ 757,682         $ 741,584
Cost of sales, excluding depreciation shown below
 (includes $13,582, $15,592, $41,709, and
 $45,328 related to sales to Piedmont)                               137,559           142,928            402,804           416,430
                                                                   ---------         ---------          ---------         ---------
Gross margin                                                         121,006           117,356            354,878           325,154
                                                                   ---------         ---------          ---------         ---------
Selling, general and administrative expenses,
 excluding depreciation shown below                                   81,772            75,299            239,829           218,382
Depreciation expense                                                  16,271            15,521             48,585            44,435
Amortization of goodwill and intangibles                               3,641             3,519             10,971            10,127
                                                                   ---------         ---------          ---------         ---------
Income from operations                                                19,322            23,017             55,493            52,210

Interest expense                                                      13,570            12,971             41,124            37,116
Other income (expense), net                                            4,245            (1,082)             2,440            (3,536)
                                                                   ---------         ---------          ---------         ---------
Income before income taxes                                             9,997             8,964             16,809            11,558
Federal and state income taxes                                         3,599             3,137              6,051             4,045
                                                                   ---------         ---------          ---------         ---------
Net income                                                         $   6,398         $   5,827          $  10,758         $   7,513
                                                                   =========         =========          =========         =========
Basic net income per share                                         $     .73         $     .67          $    1.23         $     .88

Diluted net income per share                                       $     .73         $     .66          $    1.22         $     .87

Weighted average number of common
 shares outstanding                                                    8,733             8,733              8,733             8,539

Weighted average number of common
 shares outstanding-assuming dilution                                  8,811             8,860              8,830             8,662

Cash dividends per share
  Common Stock                                                     $     .25         $     .25          $     .75         $     .75
  Class B Common Stock                                             $     .25         $     .25          $     .75         $     .75


See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                                 Oct. 1,              Jan. 2,               Oct.3,
                                                                                  2000                  2000                 1999
                                                                                ----------           ----------           ----------
ASSETS
Current Assets:
Cash                                                                            $   24,971           $    9,050           $    8,381
Accounts receivable, trade, less allowance for
 doubtful accounts of $813, $850 and $1,200                                         61,487               60,367               67,160
Accounts receivable from The Coca-Cola Company                                       6,764                6,018               10,910
Accounts receivable, other                                                           6,257               13,938                7,823
Inventories                                                                         41,956               44,736               47,663
Prepaid expenses and other current assets                                           16,707               13,275               17,359
                                                                                ----------           ----------           ----------
  Total current assets                                                             158,142              147,384              159,296
                                                                                ----------           ----------           ----------

Property, plant and equipment, net                                                 437,211              458,799              451,000
Leased property under capital leases, net                                            8,923               10,785               11,531
Investment in Piedmont Coca-Cola Bottling Partnership                               63,460               60,216               61,838
Other assets                                                                        75,329               69,824               67,376
Identifiable intangible assets, less accumulated
 amortization of  $136,712, $127,459 and $124,425                                  287,089              305,432              283,762
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $34,858, $33,141 and $32,568                                       56,409               58,478               59,051
                                                                                ----------           ----------           ----------

Total                                                                           $1,086,563           $1,110,918           $1,093,854
                                                                                ==========           ==========           ==========



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                         Oct. 1,          Jan. 2,             Oct. 3,
                                                                          2000              2000              1999
                                                                       -----------      -----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Portion of long-term debt payable within one year                    $       3,213     $     28,635      $     25,530
Current portion of obligations under capital leases                          3,494            4,483             4,860
Accounts payable and accrued liabilities                                    74,572           88,848            74,022
Accounts payable to The Coca-Cola Company                                    6,790            2,346             5,028
Due to Piedmont Coca-Cola Bottling Partnership                              16,472            2,736               207
Accrued compensation                                                        12,044            7,160             7,660
Accrued interest payable                                                    13,840           16,830            16,001
                                                                      ------------      -----------       -----------
  Total current liabilities                                                130,425          151,038           133,308
Deferred income taxes                                                      131,160          125,109           119,886
Deferred credits                                                             3,084            4,135             3,195
Other liabilities                                                           72,967           69,765            64,216
Obligations under capital leases                                             2,751            4,468             5,041
Long-term debt                                                             709,529          723,964           729,314
                                                                        ----------       ----------        ----------
  Total liabilities                                                      1,049,916        1,078,479         1,054,960
                                                                         ---------        ---------         ---------

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized - 30,000,000 shares;
 Issued- 9,454,651, 9,454,626 and 9,454,626  shares                          9,454            9,454             9,454
Class B Common Stock, $1 par value:
 Authorized - 10,000,000 shares;
 Issued- 2,969,166, 2,969,191 and 2,969,191  shares                          2,969            2,969             2,969
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                             101,203          107,753           109,936
Accumulated deficit                                                        (15,725)         (26,483)          (22,211)
                                                                        ----------      -----------       -----------
                                                                            97,901           93,693           100,148
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                                  60,845           60,845            60,845
 Class B Common-628,114 shares                                                 409              409               409
                                                                     -------------    -------------     -------------
  Total stockholders' equity                                                36,647           32,439            38,894
                                                                       -----------      -----------     -------------

Total                                                                   $1,086,563       $1,110,918        $1,093,854
                                                                        ==========       ==========        ==========

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) In Thousands






                                                                                      Capital
                                                                 Class B                in
                                               Common             Common             Excess of        Accumulated          Treasury
                                                Stock             Stock              Par Value           Deficit             Stock
                                               --------          --------            ---------         ----------           --------


Balance on
 January 3, 1999                              $  9,086            $  2,969           $ 94,709           $(29,724)           $ 61,254
Net income                                                                                                 7,513
Cash dividends paid                                                                    (6,366)
Issuance of Common
 Stock                                             368                                 21,593
                                              --------            --------           --------           --------            --------
Balance on
October 3, 1999                               $  9,454            $  2,969           $109,936           $(22,211)           $ 61,254
                                              ========            ========           ========           ========            ========




Balance on
 January 2, 2000                              $  9,454            $  2,969           $107,753           $(26,483)           $ 61,254
Net income                                                                                                10,758
Cash dividends paid                                                                    (6,550)
                                              --------            --------           --------           --------            --------
Balance on
 October 1, 2000                              $  9,454            $  2,969           $101,203           $(15,725)           $ 61,254
                                              ========            ========           ========           ========            ========



See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                                         First Nine Months
                                                                                  ------------------------------
                                                                                     2000                1999
                                                                                  --------            ----------
Cash Flows from Operating Activities
Net income                                                                         $10,758             $   7,513
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                              48,585                44,435
  Amortization of goodwill and intangibles                                          10,971                10,127
  Deferred income taxes                                                              6,051                 4,045
  Losses on sale of property, plant and equipment                                    1,386                 2,120
  Gain on sale of bottling territory                                                (8,829)
  Provision for impairment of property, plant and equipment                          3,247
  Amortization of debt costs                                                           713                   606
  Amortization of deferred gain related to terminated
    interest rate swaps                                                               (464)                 (423)
  Undistributed losses (earnings) of Piedmont Coca-Cola
    Bottling Partnership                                                            (3,244)                1,009
  Decrease (increase) in current assets less current liabilities                    10,414               (19,177)
  Increase in other noncurrent assets                                               (8,396)              (12,298)
  Increase (decrease) in other noncurrent liabilities                                3,178                (2,042)
  Other                                                                               (393)                   74
                                                                                  --------             ---------

Total adjustments                                                                   63,219                28,476
                                                                                  --------             ---------
Net cash provided by operating activities                                           73,977                35,989
                                                                                  --------             ---------

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                                                                 250,181
Repayment of current portion of long-term debt                                     (25,557)              (30,085)
Proceeds from (repayment of) lines of credit, net                                  (14,300)               13,400
Cash dividends paid                                                                 (6,550)               (6,366)
Payments on capital lease obligations                                               (3,513)               (3,675)
Termination of interest rate swap agreements                                          (292)
Debt fees paid                                                                                            (3,228)
Other                                                                                  116                  (897)
                                                                                  --------             ---------
Net cash provided by (used in) financing activities                                (50,096)              219,330
                                                                                  --------             ---------
Cash Flows from Investing Activities
Additions to property, plant and equipment                                         (33,408)             (234,743)
Proceeds from the sale of property, plant and equipment                              2,623                   130
Acquisitions of companies, net of cash acquired                                       (175)              (19,016)
Proceeds from sale of bottling territory                                            23,000
                                                                                  --------             ---------
Net cash used in investing activities                                               (7,960)             (253,629)
                                                                                  --------             ---------
Net increase in cash                                                                15,921                 1,690

Cash at beginning of period                                                          9,050                 6,691
                                                                                  --------             ---------

Cash at end of period                                                              $24,971             $   8,381
                                                                                  ========             =========

Significant non-cash investing and financing activities:
  Issuance of Common Stock in connection with acquisition                                               $ 21,961
  Capital lease obligations incurred                                              $  1,313                13,576


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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



2. Summarized Income Statement Data of Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market soft drink products primarily in portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products to Piedmont at cost and receives a fee from Piedmont for certain services pursuant to a management agreement. Summarized income statement data for Piedmont is as follows:

                                                           Third Quarter                    First Nine Months
                                                     ------------------------           --------------------------
In Thousands                                            2000           1999                2000            1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                              $76,188        $76,195             $220,406         $214,166
Gross margin                                            36,658         35,304              106,205           97,044
Income from operations                                   6,099          4,336               16,879            7,717
Net income (loss)                                        2,496          1,072                6,488           (2,018)



3. Inventories

Inventories are summarized as follows:

                                                                         Oct. 1,          Jan. 2,        Oct. 3,
In Thousands                                                              2000             2000           1999
-------------------------------------------------------------------------------------------------------------------
Finished products                                                      $26,128          $28,618          $30,229
Manufacturing materials                                                 11,270           11,424           12,012
Plastic pallets and other                                                4,558            4,694            5,422
                                                                       -------          -------          -------
Total inventories                                                      $41,956          $44,736          $47,663
                                                                       =======          =======          =======

The amounts included above for inventories valued by the LIFO method were greater than replacement or current cost by approximately $2.5 million, $3.3 million and $3.2 million on October 1, 2000, January 2, 2000 and October 3, 1999, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                              Oct. 1,          Jan. 2,         Oct. 3,         Estimated
In Thousands                                                   2000             2000             1999         Useful Lives
---------------------------------------------------------------------------------------------------------------------------
Land                                                        $  12,584        $  12,251         $  11,845
Buildings                                                      96,329           96,072            83,900       10-50 years
Machinery and equipment                                        92,740           89,068            91,721        5-20 years
Transportation equipment                                      123,980          126,562           123,340        4-10 years
Furniture and fixtures                                         34,663           37,002            32,682        7-10 years
Vending equipment                                             287,826          291,844           283,982        6-13 years
Leasehold and land improvements                                41,431           41,379            37,565        5-20 years
Construction in progress                                       10,549            3,389            20,450
--------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost                  700,102          697,567           685,485
Less: Accumulated depreciation                                262,891          238,768           234,485
--------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                           $437,211         $458,799          $451,000
--------------------------------------------------------------------------------------------------------------------------

In the third quarter of 2000, the Company recorded a provision for impairment of certain fixed assets for $3.2 million.


5.  Leased Property Under Capital Leases

The category and terms of the capital leases were as follows:

                                                              Oct. 1,          Jan. 2,         Oct. 3,
In Thousands                                                    2000             2000            1999          Terms
---------------------------------------------------------------------------------------------------------------------------
Transportation and other equipment                           $ 13,530        $  13,434         $  13,576        1-4 years
Less:  Accumulated amortization                                 4,607            2,649             2,045
                                                           ----------       ----------       -----------

Leased property under capital leases, net                    $  8,923        $  10,785         $  11,531
                                                             ========        =========         =========-

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


6. Long-Term Debt

Long-term debt is summarized as follows:

                                                              Fixed(F)or
                                                 Interest      Variable       Interest     Oct. 1,         Jan. 2,    Oct. 3,
In Thousands                          Maturity     Rate        (V) Rate        Paid         2000             2000       1999
-------------------------------------------------------------------------------------------------------------------------------
Lines of Credit                        2002        6.95% -        V           Varies       $32,300        $46,600      $49,800
                                                   7.12%

Term Loan Agreement                    2004        7.08%          V           Varies        85,000         85,000       85,000

Term Loan Agreement                    2005        7.08%          V           Varies        85,000         85,000       85,000

Medium-Term Notes                      2000       10.00%          F           Semi-          -             25,500       25,500
                                                                               annually

Medium-Term Notes                      2002        8.56%          F           Semi-         47,000         47,000       47,000
                                                                               annually

Debentures                             2007        6.85%          F           Semi-        100,000        100,000      100,000
                                                                               annually

Debentures                             2009        7.20%          F           Semi-        100,000        100,000      100,000
                                                                               annually

Debentures                             2009        6.375%         F           Semi-        250,000        250,000      250,000
                                                                               annually

Other notes payable                    2000-      5.75%-          F            Varies       13,442         13,499       12,544
                                       2006      10.00%
                                                                                          -------------------------------------
                                                                                           712,742        752,599      754,844
Less: Portion of long-term debt payable within one year                                      3,213         28,635       25,530
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                            $709,529       $723,964     $729,314
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

The Company had weighted average interest rates for its debt portfolio of 7.1%, 7.0% and 6.8% as of October 1, 2000, January 2, 2000 and October 3, 1999, respectively. The Company's overall weighted average interest rate on long-term debt increased from an average of 6.6% during the first nine months of 1999 to an average of 7.2% during the first nine months of 2000. After taking into account the effect of all of the interest rate swap activities, approximately 42%, 35% and 31% of the total debt portfolio was subject to changes in short-term interest rates as of October 1, 2000, January 2, 2000 and October 3, 1999, respectively.

A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first nine months of 2000 by approximately $2.3 million and net income for the first nine months of 2000 would have decreased by approximately $1.5 million.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


7.   Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisitions and divestitures, were as follows:

                                                                                        First  Nine Months
                                                                                ---------------------------------
In Thousands                                                                        2000               1999
---------------------------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                                  $  (1,120)          $  (8,576)
Accounts receivable, The Coca-Cola Company                                            (746)               (819)
Accounts receivable, other                                                           7,681                 282
Inventories                                                                          2,585              (5,782)
Prepaid expenses and other current assets                                           (3,438)             (1,808)
Accounts payable and accrued liabilities                                           (14,622)               (177)
Accounts payable, The Coca-Cola Company                                              4,444                (166)
Accrued compensation                                                                 4,884              (2,579)
Accrued interest payable                                                            (2,990)                676
Due to (from) Piedmont Coca-Cola Bottling Partnership                               13,736                (228)
                                                                                  --------            --------
Decrease (increase) in current assets less current liabilities                    $ 10,414            $(19,177)
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

The changes in the restructuring liability during the first nine months of 2000 were as follows:

                                                               Accrued Liability       Amts. Paid in           Accrued Liability
In Thousands                                                   at Jan. 2, 2000        First 9 Mos. 2000        at Oct. 1, 2000
---------------------------------------------------------------------------------------------------------------------------------
Employee termination benefit costs                                   $  284                 $  284                $   0
Facility lease costs and related expenses                               330                    121                  209
                                                                    -------                 ------                -----
                                                                     $  614                 $  405                $ 209
                                                                     ======                 ======                =====

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

9.    Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                                        Third Quarter            First Nine Months
                                                                        -------------          --------------------
In Thousands (Except Per Share Data)                                  2000         1999         2000          1999
-------------------------------------------------------------------------------------------------------------------
Numerator:
Numerator for basic net income and diluted
  net income                                                         $6,398       $5,827      $10,758        $7,513

Denominator:
Denominator for basic net income per share -
  weighted average common shares                                      8,733        8,733        8,733         8,539

Effect of dilutive securities - stock options                            78          127           97           123
                                                                   --------     --------     --------      --------

Denominator for diluted net income per share -
  adjusted weighted average common shares                             8,811        8,860        8,830         8,662
                                                                      =====      =======        =====       =======

Basic net income per share                                         $    .73     $    .67     $   1.23      $    .88
                                                                   ========     ========     ========      ========

Diluted net income per share                                       $    .73     $    .66     $   1.22      $    .87
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


11.   Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $36.0 million, $35.3 million and $30.3 million as of October 1, 2000, January 2, 2000 and October 3, 1999, respectively.

On August 3, 1999, North American Container, Inc. ("NAC") filed a Complaint For Patent Infringement and Jury Demand (the "Complaint") against the Company and a number of other defendants in the United States District Court for the Northern District of Texas, Dallas Division, alleging that certain unspecified blow-molded plastic containers used, made, sold, offered for sale and/or used by the Company and other defendants infringes certain patents owned by the plaintiff. NAC seeks an unspecified amount of compensatory damages for prior infringement, seeks to have those damages trebled, seeks pre-judgment and post-judgment interest, seeks attorneys fees and seeks an injunction prohibiting future infringement and ordering the destruction of all infringing containers and machinery used in connection with the manufacture of the infringing products. The original Complaint names forty-two other defendants, including Plastipak Packaging, Inc., Constar International, Inc., Constar Plastics, Inc., Continental PET Technologies, Inc., Southeastern Container, Inc., Western Container, Inc., The Quaker Oats Company and others. Additional defendants have been added by amendment. The Complaint covers many channels of trade relevant to the PET bottle industry, including licensors, manufacturers, bottlers, bottled product manufacturers and retail sellers of end product. The Company has obtained partial indemnification from its suppliers for all damages it may incur in connection with this proceeding. The Company has filed an answer to the Complaint, as amended, and has denied the material allegations of NAC and seeks recovery of attorney fees by having the case declared exceptional. The Company has also filed a counterclaim seeking a declaration of invalidity and non-infringement. A claims construction hearing is currently scheduled for December 4, 2000.

The Company is involved in various other claims and legal proceedings which have arisen in the ordinary course of business. The Company believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.


12.      Sale of Bottling Territory

On September 29, 2000, the Company sold substantially all of its bottling territory in the states of Kentucky and Ohio to Coca-Cola Enterprises Inc. The Company received cash proceeds of $23 million related to the sale of this territory and certain other operating assets. The Company recorded a pre-tax gain of approximately $8.8 million as a result of this sale. The bottling territory sold represented approximately 3% of the Company's annual sales volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction:

The following discussion presents management's analysis of the results of operations for the third quarter and first nine months of 2000 compared to the third quarter and first nine months of 1999 and changes in financial condition from October 3, 1999 and January 2, 2000 to October 1, 2000.

The Company reported net income of $6.4 million or $.73 per share for the third quarter of 2000 compared with net income of $5.8 million or $.67 per share for the same period in 1999. The third quarter results for 2000 include a pre-tax gain of $8.8 million resulting from the sale of certain bottling territory in Kentucky and Ohio at the end of the quarter. The territory sold represented approximately 3% of the Company's annual sales volume. In addition, the Company recorded a provision for impairment of certain fixed assets for $3.2 million. For the first three quarters of 2000, net income was $10.8 million or $1.23 per share compared with $7.5 million or $.88 per share for the first three quarters of 1999.

The Financial Accounting Standards Board ("FASB") has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As subsequently amended by FASB Statement No. 138, Statements Nos. 133 and 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statements Nos. 133 and 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company intends to adopt the provisions of Statements Nos. 133 and 138 in the first quarter of 2001. The Company does not believe that the adoption of Statements Nos. 133 and 138 will have a material impact on the earnings and financial position of the Company.

Results of Operations:

Net selling price per case increased by approximately 6% and 8% for the third quarter and first three quarters of 2000 over comparable periods in 1999. During the past three years, the Company's unit sales growth significantly outpaced the soft drink industry average growth rate. However, the Company's selling prices did not keep pace with overall cost increases and as a result, net income declined. In 2000, the Company has increased selling prices to cover increasing raw material costs, higher fuel costs, lower marketing funding and to improve operating margins.

Increases in net selling prices impacted unit sales volume in the third quarter and first three quarters of 2000. Unit sales volume declined 7% for the third quarter and 5.5% for the first three quarters of 2000. Excluding volume from territories acquired during 1999, unit volume declined by approximately 9% in the third quarter and 8% in the first three quarters of the year.

Noncarbonated beverages accounted for approximately 7% of the Company's volume during the first three quarters of 2000. Dasani water has grown significantly in 2000, up more than 60% in the first three quarters of 2000 versus the same period in 1999.

Cost of sales on a per unit basis increased approximately 1% in the third quarter and 1% in the first three quarters of 2000 over the same periods in 1999. The increase in cost of sales per unit is primarily due to raw material cost increases, offset somewhat by reductions in manufacturing labor and overhead costs.

Gross margin as a percentage of net sales for the third quarter increased to 46.8% from 45.1% in the third quarter of 1999 as selling price increases more than offset the impact of lower volume and an increase in cost of sales per unit. Gross margin as a percentage of net sales for the first three quarters of 2000 increased to 46.8% from 43.8% in the prior year.

Selling, general and administrative expenses for the third quarter of 2000 increased approximately 9% over the third quarter of 1999 and increased 10% for the first three quarters of 2000 over the first three quarters of 1999. The increase in selling, general and administrative expenses was due primarily to a reduction in marketing funding from The Coca-Cola Company, enhancements to employee compensation programs, higher fuel costs, costs associated with a strike by employees in certain branches of the Company's West Virginia territory (primarily security costs to protect Company personnel and assets) and compensation expense related to a restricted stock award for the Company's Chairman and Chief Executive Officer. A portion of the marketing funding from The Coca-Cola Company has been changed for 2000 and is more closely tied to changes in unit volume. As a result marketing funding has been negatively impacted by the decline in volume for the third quarter and first three quarters of 2000. Total marketing funding from The Coca-Cola Company was reduced by 34% and 32% for the third quarter and first three quarters of 2000, respectively, from levels in the same periods of 1999.

Excluding the effect of territories acquired in 1999, the impact of reduced marketing funding from The Coca-Cola Company and expenses associated with the strike in certain branches in the Company's West Virginia territory, selling, general and administrative expenses decreased by approximately 2% for the third quarter of 2000 compared to the third quarter of 1999.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2000, it is not obligated to do so under the Company's Master Bottle Contract. Total marketing funding and infrastructure support from The Coca-Cola Company and other beverage companies in the first three quarters of 2000 and 1999 was $36.8 million and $48.6 million, respectively.

Depreciation expense increased by approximately $0.8 million and $4.2 million in the third quarter and first three quarters of 2000, respectively, from the comparable periods in 1999. The increase was due primarily to the significant capital investments the Company made during 1999 that totaled $256.6 million. Of the total capital expenditures in 1999, approximately $155 million related to the purchase of vehicles and vending equipment that were previously leased under various operating lease agreements.


Amortization expense of $11.0 million increased by $0.8 million in the first three quarters of 2000 due to the acquisition of three Coca-Cola bottlers during 1999.

Interest expense for the third quarter of 2000 of $13.6 million increased by $.6 million from the third quarter of 1999. Interest expense for the first three quarters of 2000 increased by $4.0 million over the same period in the prior year. The increase in interest expense for the first three quarters of 2000 is due to additional borrowings related to the acquisition of three Coca-Cola bottlers during 1999 as well as significant capital expenditures incurred in 1999 and higher average interest rates on the Company's floating rate debt. The increase in interest expense in the third quarter of 2000 was primarily due to higher average interest rates on the Company's floating rate debt. The Company's overall weighted average interest rate increased from an average of 6.6% during the first three quarters of 1999 to an average of 7.2% during the first three quarters of 2000.

Other income for the third quarter of 2000 was $4.2 million compared to other expense of $1.1 million in the third quarter of 1999, or a net change of $5.3 million. The change in other income, net resulted from a gain on the sale of bottling territory in Kentucky and Ohio of approximately $8.8 million. In addition, the Company recorded a provision for impairment of certain fixed assets of $3.2 million. The fixed asset impairment related primarily to idle facilities, production equipment and cold drink equipment.

In March 2000, at the end of a collective bargaining agreement in Huntington, West Virginia, the Company and Teamsters Local Union 505 were unable to reach agreement on wages and benefits. The union elected to strike and other Teamster-represented sales centers in West Virginia joined in a sympathy strike. As of August 7, 2000, the Company and the respective Teamster local unions settled all outstanding issues.

Changes in Financial Condition:

Working capital increased $31.4 million from January 2, 2000 to October 1, 2000 and $1.7 million from October 3, 1999 to October 1, 2000. The increase in working capital from January 2, 2000 to October 1, 2000 is primarily attributable to an increase in cash of $15.9 million, a reduction in the current portion of long-term debt of $25.4 million and a reduction in accounts payable and accrued liabilities of $14.3 million, offset by an increase in amounts due to Piedmont Coca-Cola Bottling Partnership ("Piedmont") of $13.7 million. The increase in cash of $15.9 million is due to the proceeds received from the sale of the Company's Kentucky/Ohio bottling territory on the last business day of the third quarter. The decrease in the current portion of long-term debt reflects the repayment of $25.5 million of Medium-Term Notes that matured in March 2000. The increase in amounts due to Piedmont of $13.7 million is due to increased cash flow at Piedmont in 2000, principally due to an improvement in operating margins.

Capital expenditures in the first three quarters of 2000 were $33.4 million compared to $234.7 million in the first three quarters of 1999. Expenditures for the first three quarters of 1999 included the purchase of approximately $155 million of previously leased equipment completed during January 1999.

Total debt (including the portion of long-term debt payable within one year) decreased by $42.1 million from October 3, 1999 and $39.9 million from January 2, 2000. The decreases from the prior year and 1999 fiscal year-end are due primarily to increased free cash flow. The Company's capital spending is down significantly from high levels in 1998 and 1999. With the reduced levels of capital spending, excess cash flow generated by operations has been used to repay long-term debt. The reduction in debt has partially offset the impact of higher interest rates and dampened increases in interest expense during 2000. As of October 1, 2000, the Company had no amounts outstanding under its revolving credit facility and $32.3 million outstanding under lines of credit.

As of October 1, 2000, the debt portfolio had a weighted average interest rate of approximately 7.1% and approximately 42% of the total portfolio of $713 million was subject to changes in short-term interest rates.

In May 1999, the Company issued 368,482 shares of its Common Stock at $59.60 per share in conjunction with the acquisition of Carolina Coca-Cola Bottling Company.

The Company intends to continue to evaluate growth through acquisitions of other Coca-Cola bottlers. Acquisition related costs including interest expense and non-cash charges such as amortization of intangible assets may be incurred. To the extent these expenses are incurred and are not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that the continued growth through acquisition will enhance long-term stockholder value.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: our growth strategy increasing long-term stockholder value; the sufficiency of our financial resources to fund our operations and capital expenditure requirements; our expectations concerning capital expenditures; our expectations concerning the effect of claims and legal proceedings and our expectations concerning the effect of adoption of FASB Statements Nos. 133 and 138. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Events or uncertainties that could adversely affect future periods include, without limitation: lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, higher than expected fuel prices, an inability to meet projections for performance in newly acquired bottling territories, unfavorable litigation outcomes and unfavorable interest rate fluctuations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 3, 1999, North American Container, Inc. ("NAC") filed a Complaint For Patent Infringement and Jury Demand (the "Complaint") against the Company and a number of other defendants in the United States District Court for the Northern District of Texas, Dallas Division, alleging that certain unspecified blow-molded plastic containers used, made, sold, offered for sale and/or used by the Company and other defendants infringes certain patents owned by the plaintiff. NAC seeks an unspecified amount of compensatory damages for prior infringement, seeks to have those damages trebled, seeks pre-judgment and post-judgment interest, seeks attorneys fees and seeks an injunction prohibiting future infringement and ordering the destruction of all infringing containers and machinery used in connection with the manufacture of the infringing products. The original Complaint names forty-two other defendants, including Plastipak Packaging, Inc., Constar International, Inc., Constar Plastics, Inc., Continental PET Technologies, Inc., Southeastern Container, Inc., Western Container, Inc., The Quaker Oats Company and others. Additional defendants have been added by amendment. The Complaint covers many channels of trade relevant to the PET bottle industry, including licensors, manufacturers, bottlers, bottled product manufacturers and retail sellers of end product. The Company has obtained partial indemnification from its suppliers for all damages it may incur in connection with this proceeding. The Company has filed an answer to the Complaint, as amended, and has denied the material allegations of NAC and seeks recovery of attorney fees by having the case declared exceptional. The Company has also filed a counterclaim seeking a declaration of invalidity and non-infringement. A claims construction hearing is currently scheduled for December 4, 2000.


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

         10.1 Asset Acquisition Agreement, dated as of September 29, 2000, by and among The Coca-Cola Bottling Company of West Virginia, Inc., Coca-Cola Bottling Company of Roanoke, Inc. and Coca-Cola Enterprises Inc.

         10.2 Franchise Acquisition Agreement, dated as of September 29, 2000, by and among WVBC, Inc., ROBC, Inc. and Coca-Cola Enterprises Inc.

         10.3 Guaranty Agreement, dated as of September 29, 2000, between the Company and Coca-Cola Enterprises Inc.

         27       Financial data schedule for period ended October 1, 2000.


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


                                           COCA-COLA BOTTLING CO. CONSOLIDATED
                                                       (REGISTRANT)


Date: November 14, 2000                    By: /s/ David V. Singer
                                               ------------------------------
                                                   David V. Singer
                                               Principal Financial Officer
                                                   of the Registrant
                                                          and
                                                 Vice President - Chief
                                                    Financial Officer