Form 10-K
period 2000-12-31
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2001-03-29
CIK 317540

================================================================================
--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

                          Commission file number 0-9286

                      Coca-Cola Bottling Co. Consolidated
            (Exact name of Registrant as specified in its charter)


          Delaware                            56-0950585
----------------------------------   ------------------------------------
  (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

                              4100 Coca-Cola Plaza,
                        Charlotte, North Carolina 28211
                        -------------------------------
              (Address of principal executive offices) (Zip Code)

                                (704) 551- 4400
                                ---------------
             (Registrant's telephone number, including area code)


Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $l.00 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
     State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                              Market Value as of March 9, 2001
                                             ---------------------------------
   Common Stock, $l.00 par value                        $172,159,021
   Class B Common Stock, $l.00 par value                     *

     *No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding as of March 9, 2001
------------------------------------------ --------------------------------
   Common Stock, $1.00 Par Value                      6,392,277
   Class B Common Stock, $1.00 Par Value              2,361,052

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange
   Act with respect to the 2001 Annual Meeting of Stockholders .................
   Part III, Items 10-13

--------------------------------------------------------------------------------
================================================================================

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

     The Company has grown significantly since 1984. In 1984, net sales were approximately $130 million. In 2000, net sales were approximately $995 million. The Company's bottling territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 have significantly expanded the Company's bottling territory. The more significant transactions since 1993 were as follows:

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

     o May 28, 1999 -- Acquisition of all the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. which included bottling territory covering central South Carolina.

     o  September 29, 2000 -- Sale of bottling territory in Kentucky and Ohio.

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

     The Coca-Cola Company currently owns an economic interest of approximately 28.4% and a voting interest of approximately 22.3% in the Company. J. Frank Harrison, Jr., J. Frank Harrison, III and Reid M. Henson (as trustee of certain trusts), J. Frank Harrison Family LLC and the Harrison Family Limited Partnerships are parties to a Voting Agreement and Irrevocable Proxy with The Coca-Cola Company pursuant to which, among other things, Mr. Harrison, III has been granted an Irrevocable Proxy for life concerning the shares of Common Stock and Class B Common Stock owned by The Coca-Cola Company.


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

     The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the Coca-Cola trademark have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 90% of the Company's soft drink sales during 2000.


     Beverage Agreements

     The Company holds contracts with The Coca-Cola Company which entitle the Company to produce and market The Coca-Cola Company's soft drinks in bottles, cans and five gallon, pressurized, pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages and other trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produces the soft drink known as "Coca-Cola classic" and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases natural sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company's right to use in its territories the tradenames and trademarks, such as "Coca-Cola classic" and their associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company. The Company has similar arrangements with Dr Pepper Company and other beverage companies.

     Bottle Contracts. The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the "Bottle Contracts") which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Cherry Coke and diet Cherry Coke (together, the "Coca-Cola Trademark Beverages") from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and refillable and non-refillable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company.

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

     Other Bottling Agreements. The bottling agreements from most other soft drink franchisers are similar to those described above in that they are renewable at the option of the Company and the franchisers. The price the franchisers may charge for syrup or concentrate is set by the franchisers from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10% of the Company's sales for fiscal year 2000.

     The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisers other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company's business.


     Markets and Production and Distribution Facilities

     As of March 1, 2001, the Company held bottling rights from The Coca-Cola Company covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Pennsylvania, South Carolina, Georgia and Florida. The total population within the Company's bottling territory is approximately 13.6 million.

     As of March 1, 2001, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:

     1. North Carolina/South Carolina. This region includes the majority of central and western North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville and Charlotte and the surrounding areas and a portion of central South Carolina, including Sumter. The region has an estimated population of 6.2 million. Production/ distribution facilities are located in Charlotte and 17 other distribution facilities are located in the region.

     2. South Alabama. This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has an estimated population of 1.1 million. A production/distribution facility is located in Mobile and five other distribution facilities are located in the region.

     3. South Georgia. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus, Georgia and surrounding areas, and a portion of the Florida Panhandle. This region has an estimated population of 1.0 million. A distribution facility is located in Columbus, Georgia and four other distribution facilities are located in the region.

     4. Middle Tennessee. This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 2.0 million. A production/distribution facility is located in Nashville and seven other distribution facilities are located in the region.

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

     6. West Virginia. This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has an estimated population of 1.8 million. There are nine distribution facilities located in the region.

     The Company owns 100% of the operations in each of the regions previously listed.

     In July 1993, the Company sold the majority of the South Carolina bottling territory that it then owned to Piedmont. Pursuant to a management agreement, the Company produces a portion of the soft drink products for Piedmont. The Company currently owns a 50% interest in Piedmont. Piedmont's bottling territory covers parts of eastern North Carolina and most of South Carolina (other than portions of central South Carolina). This region has an estimated population of
4.3 million.

     On June 1, 1994, the Company executed a management agreement with SAC, a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a 10-year management agreement. Management fees from SAC were $1.0 million, $1.3 million and $1.2 million in 2000, 1999 and 1998, respectively. SAC significantly expanded its operations by adding two PET bottling lines in 1994. The bottling lines supply a portion of the Company's and Piedmont's volume requirements for finished products in PET containers. In 1994, the Company executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20 ounce PET product, 2 liter PET product and 3 liter PET product by the Company of approximately $40 million.

     In addition to producing bottled and canned soft drinks for the Company's bottling territories, each production facility also produces some products for sale by other Coca-Cola bottlers. With the exception of the Company's production of soft drink products for Piedmont, this contract production is currently not a material portion of the Company's total production volume.


     Raw Materials

     In addition to concentrates obtained by the Company from The Coca-Cola Company and other concentrate companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, plastic bottles, cans, closures, pre-mix containers and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweetener, cans, carbon dioxide and plastic bottles, the Company purchases its raw materials from multiple suppliers.

     The Company has a supply agreement with its aluminum can supplier which requires the Company to purchase substantially all of its aluminum can requirements. This agreement, which extends through the end of 2003, also reduces the variability of the cost of cans.

     The Company purchases substantially all of its plastic bottles (20 ounce, half liter, 1 liter, 2 liter and 3 liter sizes) from manufacturing plants which are owned and operated by two cooperatives of Coca-Cola bottlers, including the Company.

     None of the materials or supplies used by the Company is in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.


     Marketing

     The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2000, approximately 76% of the Company's physical case volume was in the take-home channel through supermarkets, convenience stores, drug stores and other retail outlets. The remaining volume was in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies.

     New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Product introductions in the last three years include Citra and Dasani. New product introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw materials costs.

     After new package introductions in recent years, the Company sells its soft drink products primarily in non-refillable bottles and cans, in varying proportions from market to market. There may be as many as thirteen different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during fiscal year 2000 were approximately 52% cans, 46% non-refillable bottles and 2% pre-mix.

     Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company's soft drinks. The Coca-Cola Company and Dr Pepper Company ("Beverage Companies") each have joined the Company in making substantial expenditures in cooperative advertising in the Company's marketing areas. The Company has benefited from national advertising programs conducted by The Coca-Cola Company and Dr Pepper Company, respectively. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company's soft drink products. Historically, these expenses have been partially offset by marketing funds which the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding in the future.

     The substantial outlays which the Company makes for advertising are generally regarded as necessary to maintain or increase sales volume, and any significant curtailment of the marketing funding provided by The Coca-Cola Company for advertising or marketing programs which benefit the Company could have a material effect on the business and financial results of the Company.


     Seasonality

     Sales are somewhat seasonal, with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demands during these peak periods.


     Competition

     The soft drink industry is highly competitive. The Company's competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, as well as similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of private brand soft drinks. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown products. The Company's products also compete with, among others, noncarbonated beverages and citrus and noncitrus fruit drinks.

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


     Employees

     As of March 1, 2001, the Company had approximately 5,500 full-time employees, of whom approximately 410 were union members. The total number of employees is approximately 6,300.

     Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. Three collective bargaining contracts covering approximately 1% of the Company's employees expire during 2001.

     In March 2000, at the end of a collective bargaining agreement in Huntington, West Virginia, the Company and Teamsters Local Union 505 were unable to reach agreement on wages and benefits. The union elected to strike and other Teamster-represented sales centers in West Virginia joined in a sympathy strike. As of August 7, 2000, the Company and the respective local unions settled all outstanding issues.


Item 2 -- Properties

     The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 51 distribution centers. The Company owns two production/distribution facilities and 45 distribution centers, and leases its corporate headquarters, two other production/distribution facilities and six distribution centers.

     The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from an affiliate for a ten-year term expiring January 2009. Total rent expense for these facilities was $3.6 million in 2000.

     The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from an affiliate for a ten-year term expiring in December 2010. Rent expense under this lease and a predecessor lease (which covered the Snyder Production Center only) totaled $2.9 million in 2000.

     The Company also leases its 297,500 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2009. Rent expense under this lease totaled $.4 million in 2000.

     The Company's other real estate leases are not material.

     The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

     The current percentage utilization of the Company's production centers as of March 1, 2001 is approximately as indicated below:


                              Production Facilities
                              ---------------------

Location                            Percentage Utilization*
---------------------------------- ------------------------
  Charlotte, North Carolina ......           77%
  Mobile, Alabama ................           56%
  Nashville, Tennessee ...........           60%
  Roanoke, Virginia ..............           71%

*Estimated 2001 production divided by capacity (based on operations of 6 days per week and 16 hours per day).

     The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from SAC, a manufacturing cooperative located in Bishopville, South Carolina.

     The Company's products are transported to distribution centers for storage pending sale. The number of distribution facilities by market area as of March 1, 2001 is as follows:


                             Distribution Facilities
                             -----------------------

Region                            Number
-------------------------------- -------
  North Carolina/South Carolina    18
  South Alabama ................    6
  South Georgia ................    5
  Middle Tennessee .............    8
  Western Virginia .............    9
  West Virginia ................    9

     The Company's distribution facilities are all in good condition and are adequate for the Company's operations as presently conducted.

     The Company also operates approximately 2,900 vehicles in the sale and distribution of its soft drink products, of which approximately 1,350 are route delivery trucks. In addition, the Company owns or leases approximately 176,000 soft drink dispensing and vending machines for the sale of its soft drink products in its bottling territories.

Item 3 -- Legal Proceedings

     On August 3, 1999, North American Container, Inc. ("NAC") filed a Complaint For Patent Infringement and Jury Demand (the "Complaint") against the Company and a number of other defendants in the United States District Court for the Northern District of Texas, Dallas Division, alleging that certain unspecified blow-molded plastic containers used, made, sold, offered for sale and/or used by the Company and other defendants infringe certain patents owned by the plaintiff. NAC seeks an unspecified amount of compensatory damages for prior infringement, seeks to have those damages trebled, seeks pre-judgment and post-judgment interest, seeks attorneys fees and seeks an injunction prohibiting future infringement and ordering the destruction of all infringing containers and machinery used in connection with the manufacture of the infringing products. The original Complaint names forty-two other defendants, including Plastipak Packaging, Inc., Constar International, Inc., Constar Plastics, Inc., Continental PET Technologies, Inc., Southeastern Container, Inc., Western Container, Inc., The Quaker Oats Company and others. Additional defendants have been added by amendment. The Complaint covers many channels of trade relevant to the PET bottle industry, including licensors, manufacturers, bottlers, bottled product manufacturers and retail sellers of end product. The Company has obtained partial indemnification from its suppliers for all damages it may incur in connection with this proceeding. The Company has filed an answer to the Complaint, as amended, and has denied the material allegations of NAC and seeks recovery of attorney fees by having the case declared exceptional. The Company has also filed a counterclaim seeking a declaration of invalidity and non-infringement. A claims construction hearing was held in December 2000. The Court-appointed Special Master has advised the Company to expect a ruling in April 2001.


Item 4 -- Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as a separate item in Part I of this Report.

     The following is a list of names and ages of all the executive officers of the Registrant as of March 1, 2001, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

     J. FRANK HARRISON, III, age 46, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison served in the capacity of Vice Chairman from November 1987 through December 1996 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Vice Chairman of the Executive Committee and Vice Chairman of the Finance Committee.

     JAMES L. MOORE, JR., age 58, is Vice Chairman of the Board of Directors of the Company, a position he was appointed to in January 2001. Prior to that time, Mr. Moore had served as President and Chief Operating Officer of the Company. Mr. Moore is a Director of Park Meridian Financial Corp. He has served as a Director of the Company since March 1987. Mr. Moore is Chairman of the Retirement Benefits Committee and a member of the Executive Committee.

     WILLIAM B. ELMORE, age 45, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain since July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996. Mr. Elmore is a member of the Executive Committee and the Retirement Benefits Committee.

     ROBERT D. PETTUS, JR., age 56, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in January 1997. Mr. Pettus was previously Vice President, Human Resources, a position he held since September 1984.

     DAVID V. SINGER, age 45, is Executive Vice President and Chief Financial Officer, a position to which he was appointed in January 2001. He was previously Vice President and Chief Financial Officer, a position he had held since October 1987.

     M. CRAIG AKINS, age 50, is Vice President, Field Sales, a position he has held since December 1999. Prior to that, he was Regional Vice President, Sales, a position he had held since June 1996. He was previously Vice President, Cold Drink Market, a position he was appointed to in October 1993.

     CLIFFORD M. DEAL, III, age 39, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997. From November 1993 to November 1995 he was Manager of Tax Accounting.

     NORMAN C. GEORGE, age 45, is Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

     RONALD J. HAMMOND, age 45, is Vice President, Value Chain, a position he was appointed to in January 2001. Prior to that he was Vice President, Manufacturing, a position he had held since September 1999. Before joining the Company, he was Vice President, Operations, Asia Pacific at Pepsi-Cola International, a division of Pepsico, where he was an employee since 1981.

     KEVIN A. HENRY, age 33, is Vice President, Human Resources, a position he has held since February 2001. Prior to joining the Company he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that he was Director, Human Resources, at Office Depot Inc. since December 1994.

     UMESH M. KASBEKAR, age 43, is Vice President, Planning and Administration, a position he has held since January 1995.

     C. RAY MAYHALL, JR., age 53, is Vice President, Distribution and Technical Services, a position he was appointed to in December 1999. Prior to that he was Regional Vice President, Sales, a position he had held since November 1992.

     LAUREN C. STEELE, age 46, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

     STEVEN D. WESTPHAL, age 46, is Vice President and Controller of the Company, a position he has held since November 1987.

     JOLANTA T. ZWIREK, age 45, is Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was Vice President and Chief Technology Officer for Bank One during a portion of 1999. Prior to that, she was a Senior Director in the Information Services organization at McDonald's Corporation, where she was an employee since 1984.

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


                                           Fiscal Year
                         -----------------------------------------------
                                  2000                    1999
                         ----------------------- -----------------------
                             High        Low         High        Low
                         ----------- ----------- ----------- -----------
First quarter ..........  $  53.00    $  46.50    $  59.50    $  54.50
Second quarter .........     52.75       41.38       57.63       52.88
Third quarter ..........     47.75       36.50       60.00       55.75
Fourth quarter .........     45.00       32.05       56.94       45.00

     The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 1999 and 2000.

     Pursuant to the Company's Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company may be declared and paid, per share, on the Class B Common Stock unless a dividend of an amount greater than or equal to such cash or property or stock has been declared and paid on the Common Stock. The Company may pay a dividend of stock of the Company on the Class B Common Stock if an equal number of shares of either Common Stock or Class B Common Stock (irrespective of the class of stock paid on the Class B Common Stock) is paid on the Common Stock.

     The amount and frequency of future dividends will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

     The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 9, 2001, was 3,254 and 13, respectively.

     On March 7, 2001, the Compensation Committee certified that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to an award to J. Frank Harrison, III, for his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company's stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof. Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.


Item 6 -- Selected Financial Data

     The following table sets forth certain selected financial data concerning the Company for the five years ended December 31, 2000. The data for the five years ended December 31, 2000 is derived from audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof.

                            SELECTED FINANCIAL DATA*

                                                                            Fiscal Year**
                                                   ----------------------------------------------------------------
                                                        2000          1999          1998        1997        1996
                                                   ------------- -------------- ----------- ----------- -----------
In Thousands (Except Per Share Data)
Summary of Operations
Net sales ........................................  $  995,134     $  972,551    $928,502    $802,141    $773,763
                                                    ----------     ----------    --------    --------    --------
Cost of sales ....................................     530,241        543,113     534,919     452,893     435,959
Selling, general and administrative expenses .....     323,223        291,907     276,245     239,901     236,527
Depreciation expense .............................      64,751         60,567      37,076      33,783      28,608
Amortization of goodwill and intangibles .........      14,712         13,734      12,972      12,221      12,158
Restructuring expense ............................                      2,232
                                                    ----------     ----------    --------    --------    --------
Total costs and expenses .........................     932,927        911,553     861,212     738,798     713,252
                                                    ----------     ----------    --------    --------    --------
Income from operations ...........................      62,207         60,998      67,290      63,343      60,511
Interest expense .................................      53,346         50,581      39,947      37,479      30,379
Other income (expense), net ......................         974         (5,431)     (4,098)     (1,594)     (4,433)
                                                    ----------     ----------    --------    --------    --------
Income before income taxes .......................       9,835          4,986      23,245      24,270      25,699
Income taxes .....................................       3,541          1,745       8,367       9,004       9,535
                                                    ----------     ----------    --------    --------    --------
Net income .......................................  $    6,294     $    3,241    $ 14,878    $ 15,266    $ 16,164
                                                    ----------     ----------    --------    --------    --------
Basic net income per share .......................  $      .72     $      .38    $   1.78    $   1.82    $   1.74
                                                    ----------     ----------    --------    --------    --------
Diluted net income per share .....................  $      .71     $      .37    $   1.75    $   1.79    $   1.73
                                                    ----------     ----------    --------    --------    --------
Cash dividends per share:
 Common ..........................................  $     1.00     $     1.00    $   1.00    $   1.00    $   1.00
 Class B Common ..................................  $     1.00     $     1.00    $   1.00    $   1.00    $   1.00
Other Information
Weighted average number of common shares
 outstanding .....................................       8,733          8,588       8,365       8,407       9,280
Weighted average number of common shares
 outstanding -- assuming dilution ................       8,822          8,708       8,495       8,509       9,330
Year-End Financial Position
Total assets .....................................  $1,062,097     $1,108,392    $822,702    $775,507    $699,870
                                                    ----------     ----------    --------    --------    --------
Long-term debt ...................................     682,246        723,964     491,234     493,789     439,453
                                                    ----------     ----------    --------    --------    --------
Stockholders' equity .............................      28,412         30,851      14,198       7,685      20,681
                                                    ----------     ----------    --------    --------    --------

---------
* See Management's Discussion and Analysis in Item 7 hereof for additional information.

** All years presented are 52-week years except 1998 which is a 53-week year.
   See Note 3 and Note 15 to the consolidated financial statements for additional information about Piedmont Coca-Cola Bottling Partnership.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company

     Coca-Cola Bottling Co. Consolidated (the "Company") is engaged in the production, marketing and distribution of products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, teas, juices, isotonics and bottled water. The Company has expanded its bottling territory primarily throughout the Southeast via acquisitions and, combined with internally generated growth, has increased its sales from $130 million in 1984 to almost $1 billion in 2000. The Company is also a partner with The Coca-Cola Company in a partnership that operates additional bottling territory with net sales of $287 million in 2000.


Acquisitions and Divestitures

     During 2000, the Company sold most of its bottling territory in Kentucky and Ohio to another Coca-Cola bottler. After a management review of the Company's operations, it was determined that this territory could be operated more efficiently by another Coca-Cola bottler due primarily to geographic proximity to the customers. Without the requirement to service this territory, the Company was able to reorganize operations in its West Virginia territory to further improve efficiencies. Management believes that the combination of the proceeds from the sale and the efficiencies gained will lead to higher profitability and better returns in this part of our bottling territory.

     During 1999 and 1998, the Company expanded its bottling territory by acquiring four Coca-Cola bottlers as follows:

     o Carolina Coca-Cola Bottling Company, Inc., a Coca-Cola bottler with operations in central South Carolina in May 1999;

     o The bottling rights and operating assets of a small Coca-Cola bottler in north central North Carolina in May 1999;

     o Lynchburg Coca-Cola Bottling Co., Inc., a Coca-Cola bottler with operations in central Virginia in October 1999; and

     o The bottling rights and operating assets of a Coca-Cola bottler located in Florence, Alabama in January 1998.

     Acquisition related costs including interest expense and non-cash charges such as amortization of intangible assets will be incurred. To the extent these expenses are incurred and not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that continued growth through select acquisitions will enhance long-term stockholder value.


New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As subsequently amended by FASB Statement No. 138, Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt the provisions of Statement No. 133 in the first quarter of 2001. The adoption of Statement No. 133 will not have a material impact on the earnings and financial position of the Company.


The Year in Review

     The year 2000 was a transitional year for the Company. During the latter part of the 1990's, the Company experienced above industry average volume growth. However, net selling prices had not increased, even at the rate of inflation. During 2000, the Company was faced with significant cost increases for concentrate, certain packaging materials and fuel. Additionally, marketing support the Company had historically received from The Coca-Cola Company was adjusted downward significantly and interest rates on the Company's floating rate debt increased. In the face of the aforementioned cost increases, the Company raised its net selling prices during the year by approximately 6.5% over 1999.

     As with most consumer products, increases in selling prices temporarily dampened sales demand. The increase in prices was the primary driver behind a decline in unit sales volume of approximately 5% for the year on a constant territory basis. Unit sales volume declined 5.5% through the first three quarters of 2000. However, volume increased by 1% during the fourth quarter of the year.

     Higher net selling prices more than offset volume declines and resulted in an increase in net sales of 2.3% in 2000 to $995 million. On a constant territory basis, net sales increased by approximately 1% in 2000. Income from operations plus depreciation and amortization increased from $135 million in 1999 to $142 million in 2000, an increase of 5%. Net income for 2000 increased to $6.3 million from $3.2 million in 1999. Net income for 2000 includes a gain, net of tax, of $5.6 million related to the sale of bottling territory previously discussed. During 2000, the Company also recorded a provision for impairment of certain fixed assets of $2.0 million, net of tax.

     After several years of significant capital spending, the Company was well positioned in 2000 with a strong infrastructure to support the business. The investment in infrastructure in prior years allowed the Company to significantly reduce capital spending in 2000 to $49.2 million from over $264.1 million in 1999, which included approximately $155 million for the purchase of equipment that was previously leased. The Company anticipates capital spending to be lower in 2001 than it was in the late 1990's. As a result of increased cash flow from operations, reduced capital spending and the sale of bottling territory in Kentucky and Ohio, the Company reduced its long-term debt by approximately $60 million during 2000.

     The Company continues to focus on its key long-term objectives including increasing per capita consumption, operating cash flow and stockholder value. We believe we will be able to achieve these objectives over the long-term because of superior products, a solid relationship with our strategic partner, The Coca-Cola Company, select acquisitions, an experienced management team and a work force of approximately 6,000 talented individuals working together as a team. We are committed to working with The Coca-Cola Company to ensure that we fully utilize our joint resources to maximize the full potential with our consumers and customers.


Significant Events of Prior Years

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


RESULTS OF OPERATIONS

2000 Compared to 1999

Net Income

     The Company reported net income of $6.3 million or basic net income per share of $.72 for fiscal year 2000 compared to $3.2 million or $.38 basic net income per share for fiscal year 1999. Diluted net income per share for 2000 was $.71 compared to $.37 in 1999. Net income in 2000 included the gain on the sale of bottling territory discussed above, offset somewhat by a provision for impairment of certain fixed assets.


Net Sales and Gross Margin

     Net sales for 2000 grew by 2.3% to $995 million, compared to $973 million in 1999. On a constant territory basis, net sales increased by approximately 1% due to an increase in net selling price for the year of approximately 6.5% partially offset by a decline in unit volume of approximately 5% for the year. Sales growth in 2000 was highlighted by the continued strong growth of Dasani bottled water. Noncarbonated products now account for almost 7% of the Company's bottle and can volume.

     Gross margin increased by $35.5 million from 1999 to 2000 representing an 8% increase. The increase in gross margin was driven by higher selling prices, which more than offset a decline in unit volume as discussed above. The Company's gross margin as a percentage of sales increased from 44.2% in 1999 to 46.7% in 2000. On a per unit basis, gross margin increased 13% in 2000 over 1999.


Cost of Sales and Operating Expenses

     Cost of sales on a per unit basis increased by approximately 2% in 2000. This increase was due to significantly higher costs for concentrate and increased packaging costs, offset somewhat by decreases in manufacturing labor and overhead expenses.

     Selling, general and administrative ("S,G&A") expenses increased by $31.3 million or 11% in 2000 over 1999 levels primarily due to a reduction in marketing funding received from The Coca-Cola Company. Total marketing funding support from The Coca-Cola Company and other beverage companies declined from $63.5 million in 1999 to $49.0 million in 2000. The Company anticipates that marketing funding support in 2001 will be more consistent with amounts received in 2000 than amounts received in 1999. The balance of the increase in S,G&A expenses was due to enhancements in employee compensation programs, higher fuel costs, costs associated with a strike by employees in certain branches of the Company's West Virginia territory (primarily security costs to protect Company personnel and assets) and compensation expense related to a restricted stock award for the Company's Chairman and Chief Executive Officer.

     The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2001, it is not obligated to do so under the Company's master bottle contract. A portion of the marketing funding and infrastructure support from The Coca-Cola Company is subject to annual performance requirements. The Company is in compliance with all current performance requirements, as amended. Significant decreases in marketing support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company.

     Depreciation expense in 2000 increased $4.2 million or 7%. The increase for 2000 was due to significant capital expenditures in 1999 of $264.1 million, of which approximately $155 million related to the purchase of equipment that was previously leased. Capital expenditures in 2000 totaled $49.2 million. Depreciation expense should increase at a lower rate in future years than it has in the past three years due to anticipated lower levels of capital spending.


Investment in Partnership

     The Company's share of Piedmont's net income in 2000 was $2.5 million. This compares to the Company's share of Piedmont's net loss of $2.6 million in 1999. The increase in income from Piedmont of $5.1 million reflects improved operating results at Piedmont primarily due to higher gross margin resulting from increased net selling prices.


Interest Expense

     Interest expense increased by $2.8 million or 5.5% in 2000. The increase was primarily due to higher interest rates on the Company's floating rate debt. The Company's overall weighted average borrowing rate for 2000 was 7.3% compared to 6.8% in 1999. During 2000, the Company repaid approximately $60 million of its long-term debt. This reduction in long-term debt should reduce interest expense in 2001.


Other Income/Expense

     Other income for 2000 was approximately $1 million, a change of $6.4 million versus other expense of $5.4 million in 1999. The change in other income (expense) in 2000 is primarily due to a gain on the sale of bottling territory of $8.8 million, before tax, as previously discussed, offset somewhat by a provision for impairment of certain fixed assets of $3.1 million, before tax.


Income Taxes

     The effective tax rate for federal and state income taxes was approximately 36% in 2000 versus approximately 35% in 1999.

1999 Compared to 1998

Net Income

     The Company reported net income of $3.2 million or basic net income per share of $.38 for fiscal year 1999 compared to $14.9 million or $1.78 basic net income per share for fiscal year 1998. Diluted net income per share for 1999 was $.37 compared to $1.75 in 1998. The decline in net income was primarily attributable to lower than anticipated volume growth and higher expenses related to the Company's investment in the infrastructure considered necessary to support accelerated long-term growth. Investments in additional personnel, vehicles and cold drink equipment resulted in cost increases that the Company anticipated would be offset by higher sales volume. Soft drink industry growth levels slowed significantly during 1999 and the Company's higher cost structure negatively impacted 1999 earnings. The Company reduced its workforce by approximately 5% in the fourth quarter of 1999 to reduce staffing costs.


Net Sales

     Net sales for 1999 grew by approximately 5% to $973 million, compared to $929 million in 1998. The increase was due to volume growth of 2%, an increase in net selling price of 3% and acquisitions of additional bottling territories in South Carolina, North Carolina and Virginia. Also, the Company's 1998 fiscal year included a 53rd week. Sales growth in noncarbonated beverages, including POWERaDE, Fruitopia and Dasani bottled water remained strong in 1999. Sales to other bottlers decreased by 11% during 1999 over 1998 levels, primarily due to lower sales to Piedmont.


Cost of Sales and Operating Expenses

     Cost of sales on a per case basis increased by approximately 1% in 1999. This increase was due to higher raw material costs, including concentrate and packaging costs, as well as increases in manufacturing labor and overhead resulting from wage rate increases and an increase in the number of stockkeeping units.

     S,G&A expenses increased by approximately $16 million or 6% in 1999 over 1998 levels. Lease expense declined significantly in 1999 as compared to 1998 as a result of the purchase of approximately $155 million of equipment in January 1999 that had been previously leased. Excluding lease expense, S,G&A expenses increased by approximately $31 million or 12% in 1999. Increased S,G&A expenses resulted from higher employment costs for additional personnel to support anticipated volume growth and higher costs in certain of the Company's labor markets, offset somewhat by lower incentive accruals, as well as additional marketing expenses and higher costs for sales development programs. In addition, S,G&A expenses increased due to remediation and testing of Year 2000 issues of approximately $1 million and an increase in bad debt expense of $.4 million. Increased marketing funding support from The Coca-Cola Company of approximately $2 million mitigated a portion of the increase in S,G&A expenses.


     Depreciation expense in 1999 increased $23.5 million or 63% over 1998. The increase was due to significant capital expenditures over the past several years, including $264.1 million in 1999, of which approximately $155 million related to the purchase of equipment that was previously leased.

     A pre-tax restructuring charge of $2.2 million was recorded in the fourth quarter of 1999 consisting of employee termination benefit costs of $1.8 million and facility lease costs and other related expenses of $.4 million. The objectives of the restructuring were to consolidate and streamline sales divisions and reduce the overall operating expense base.


Investment in Partnership

     The Company's share of Piedmont's net loss of $2.6 million increased from a loss of $.5 million in 1998. The increase in the loss reflected the impact of lower than expected volume growth in 1999 and higher infrastructure costs.


Interest Expense

     Interest expense increased by $10.6 million or 27% in 1999 over 1998. The increase was due to additional debt related to the purchase of approximately $155 million of equipment that was previously leased, additional borrowings to fund acquisitions and capital expenditures. The Company's overall weighted average borrowing rate for 1999 was 6.8% compared to 7.1% in 1998.

Other Income/Expense

     Other expense increased from $4.1 million in 1998 to $5.4 million in 1999. Approximately half of the increase in other expense from 1998 to 1999 related to net losses of Data Ventures LLC, in which the Company held a 31.25% equity interest. Data Ventures LLC provided certain computerized data management products and services to the Company related to inventory control and marketing program support.


Income Taxes

     The effective tax rate for federal and state income taxes was approximately 35% in 1999 versus approximately 36% in 1998.


FINANCIAL CONDITION

     Total assets decreased from $1.11 billion at January 2, 2000 to $1.06 billion at December 31, 2000. The decrease was primarily due to depreciation of property, plant and equipment exceeding capital expenditures and amortization of intangible assets, principally acquired franchise rights.

     Working capital increased by $21.3 million to $14.3 million at December 31, 2000 from a deficit of $7.0 million at January 2, 2000. The change in working capital was primarily due to decreases in the current portion of long-term debt of $18.7 million, accounts payable and accrued liabilities of $15.0 million and accrued interest of $6.3 million, partially offset by an increase of $13.7 million in amounts due to Piedmont. The increase in amounts due to Piedmont reflected the improved operating results and the timing of cash flows at Piedmont in 2000.

     Total long-term debt decreased by $60.4 million to $692.2 million at December 31, 2000 compared to $752.6 million at January 2, 2000. Repayment of long-term debt during 2000 resulted from free cash flow from operations of approximately $40 million and approximately $20 million from the sale of bottling territory, as previously discussed.


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


Investing Activities

     Additions to property, plant and equipment during 2000 were $49.2 million. Capital expenditures during 2000 were funded with cash flow from operations. Leasing is used for certain capital additions when considered cost effective related to other sources of capital. The Company currently leases approximately $50 million of its cold drink equipment in addition to two production facilities and certain distribution and administrative facilities. Total lease expense in 2000 was $15.7 million compared to $13.7 million in 1999.

     At the end of 2000, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of bottling territories on an ongoing basis.


Financing Activities

     In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. This shelf registration included $200 million of unused availability from a $400 million shelf registration filed in October 1994.

     In April 1999, the Company issued $250 million of 10-year debentures at a fixed rate of 6.375% under its shelf registration. The Company subsequently entered into interest rate swap agreements totaling $100 million related to the newly issued debentures. The net proceeds from the issuance of debentures were used to refinance borrowings related to the purchase of assets previously leased, as discussed above, repay certain maturing Medium-Term Notes and repay other corporate borrowings.

     The Company borrows from time to time under lines of credit from various banks. On December 31, 2000, the Company had $170 million available under these lines, of which $12.9 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing.

     In December 1997, the Company extended the maturity of a revolving credit facility to December 2002 for borrowings of up to $170 million. There were no amounts outstanding under this facility as of December 31, 2000.


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


     The weighted average interest rate of the debt portfolio as of December 31, 2000 was 7.1% compared to 7.0% at the end of 1999. The Company's overall weighted average borrowing rate on its long-term debt in 2000 increased to 7.3% from 6.8% in 1999. Approximately 41% of the Company's debt portfolio of $692.2 million as of December 31, 2000 was subject to changes in short-term interest rates.


FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain several forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: our expectations concerning increasing long-term stockholder value, per capita consumption and operating cash flow; the sufficiency of our financial resources to fund our operations; our expectations concerning marketing support payments from The Coca-Cola Company and other beverage companies; our expectations about higher profitability and better returns in our West Virginia territory; our expectations about interest expense; our acquisition strategy and our capital expenditure requirements. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, an inability to meet requirements under bottling contracts, the inability of our aluminum can or PET bottle suppliers to meet our demand, material changes from expectations in the cost of raw materials, higher than expected fuel prices, an inability to meet projections for performance in acquired bottling territories and unfavorable interest rate fluctuations.


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


Long-Term Debt

     The Company is subject to interest rate risk on its long-term fixed interest rate debt. Borrowings under lines of credit and other variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of the Company's debt with a fixed interest rate will increase as interest rates decline and the fair market value of the Company's debt will decrease as interest rates rise. This exposure to interest rate risk is generally managed by borrowing funds with a variable interest rate or using interest rate swaps to effectively change fixed interest rate borrowings to variable interest rate borrowings. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time.

     As it relates to the Company's variable rate debt, if market interest rates average 1% more in 2001 than the rates of December 31, 2000, interest expense for 2001 would increase by $2.8 million. If market interest rates had averaged 1% more in 2000 than the rates at January 2, 2000, interest expense for 2000 would have increased by $3.0 million. These amounts were determined by calculating the effect of the hypothetical interest rate on our variable rate debt after giving consideration to all our interest rate hedging activities. This sensitivity analysis assumes that there are no changes in the Company's financial structure.

     The Company is subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company generally manages this risk by entering into long-term contracts with adjustable prices. The Company has not used derivative commodity instruments in the management of this risk.

Item 8 -- Financial Statements and Supplementary Data


                      COCA-COLA BOTTLING CO. CONSOLIDATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Fiscal Year
                                                                                    -------------------------------------
                                                                                         2000         1999        1998
                                                                                    ------------- ----------- -----------
In Thousands (Except Per Share Data)
Net sales (includes sales to Piedmont of $69,539,
 $68,046 and $69,552)..............................................................   $ 995,134    $972,551    $928,502
Cost of sales, excluding depreciation shown below (includes
 $53,463, $56,439 and $55,800 related to sales to Piedmont)........................     530,241     543,113     534,919
                                                                                      ---------    --------    --------
Gross margin ......................................................................     464,893     429,438     393,583
                                                                                      ---------    --------    --------
Selling, general and administrative expenses, excluding depreciation shown below ..     323,223     291,907     276,245
Depreciation expense ..............................................................      64,751      60,567      37,076
Amortization of goodwill and intangibles ..........................................      14,712      13,734      12,972
Restructuring expense .............................................................                   2,232
                                                                                      ---------    --------    --------
Income from operations ............................................................      62,207      60,998      67,290
                                                                                      ---------    --------    --------
Interest expense ..................................................................      53,346      50,581      39,947
Other income (expense), net .......................................................         974      (5,431)     (4,098)
                                                                                      ---------    --------    --------
Income before income taxes ........................................................       9,835       4,986      23,245
Income taxes ......................................................................       3,541       1,745       8,367
                                                                                      ---------    --------    --------
Net income ........................................................................   $   6,294    $  3,241    $ 14,878
                                                                                      ---------    --------    --------
Basic net income per share ........................................................   $     .72    $    .38    $   1.78
                                                                                      ---------    --------    --------
Diluted net income per share ......................................................   $     .71    $    .37    $   1.75
                                                                                      ---------    --------    --------
Weighted average number of common shares outstanding ..............................       8,733       8,588       8,365
Weighted average number of common shares
 outstanding -- assuming dilution .................................................       8,822       8,708       8,495

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                              Dec. 31,      Jan. 2,
                                                                                                2000          2000
                                                                                           ------------- -------------
In Thousands (Except Share Data)
 ASSETS
 Current assets:
 Cash ....................................................................................  $    8,425    $    9,050
 Accounts receivable, trade, less allowance for doubtful accounts of $918 and $850 .......      62,661        60,367
 Accounts receivable from The Coca-Cola Company ..........................................       5,380         6,018
 Accounts receivable, other ..............................................................       8,247        13,938
 Inventories .............................................................................      40,502        41,411
 Prepaid expenses and other current assets ...............................................      14,026        13,275
                                                                                            ----------    ----------
  Total current assets ...................................................................     139,241       144,059
                                                                                            ----------    ----------
 Property, plant and equipment, net ......................................................     429,978       468,110
 Leased property under capital leases, net ...............................................       7,948        10,785
 Investment in Piedmont Coca-Cola Bottling Partnership ...................................      62,730        60,216
 Other assets ............................................................................      60,846        61,312
 Identifiable intangible assets, net .....................................................     284,842       305,783
 Excess of cost over fair value of net assets of businesses acquired, less accumulated
  amortization of $35,585 and $33,141 ....................................................      76,512        58,127
                                                                                            ----------    ----------
  Total ..................................................................................  $1,062,097    $1,108,392
                                                                                            ==========    ==========

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                     Dec. 31,        Jan. 2,
                                                                                       2000           2000
                                                                                  -------------- --------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Portion of long-term debt payable within one year ..............................   $    9,904     $   28,635
 Current portion of obligations under capital leases ............................        3,325          4,483
 Accounts payable and accrued liabilities .......................................       80,999         96,008
 Accounts payable to The Coca-Cola Company ......................................        3,802          2,346
 Due to Piedmont Coca-Cola Bottling Partnership .................................       16,436          2,736
 Accrued interest payable .......................................................       10,483         16,830
                                                                                    ----------     ----------
  Total current liabilities .....................................................      124,949        151,038
                                                                                    ----------     ----------
 Deferred income taxes ..........................................................      148,655        124,171
 Other liabilities ..............................................................       76,061         73,900
 Obligations under capital leases ...............................................        1,774          4,468
 Long-term debt .................................................................      682,246        723,964
                                                                                    ----------     ----------
  Total liabilities .............................................................    1,033,685      1,077,541
                                                                                    ----------     ----------
 Commitments and Contingencies (Note 11)

Stockholders' Equity:
Convertible Preferred Stock, $100 par value:
  Authorized -- 50,000 shares; Issued -- None
Nonconvertible Preferred Stock, $100 par value:
  Authorized -- 50,000 shares; Issued -- None
Preferred Stock, $.01 par value:
  Authorized -- 20,000,000 shares; Issued -- None
Common Stock, $1 par value:
  Authorized -- 30,000,000 shares; Issued -- 9,454,651 and 9,454,626 shares .....        9,454          9,454
 Class B Common Stock, $1 par value:
  Authorized -- 10,000,000 shares; Issued -- 2,969,166 and 2,969,191 shares .....        2,969          2,969
 Class C Common Stock, $1 par value:
  Authorized -- 20,000,000 shares; Issued -- None
 Capital in excess of par value .................................................       99,020        107,753
 Accumulated deficit ............................................................      (21,777)       (28,071)
                                                                                    ----------     ----------
                                                                                        89,666         92,105
                                                                                    ----------     ----------
 Less -- Treasury stock, at cost:
  Common -- 3,062,374 shares ....................................................       60,845         60,845
  Class B Common -- 628,114 shares ..............................................          409            409
                                                                                    ----------     ----------
  Total stockholders' equity ....................................................       28,412         30,851
                                                                                    ----------     ----------
  Total .........................................................................   $1,062,097     $1,108,392
                                                                                    ==========     ==========

          See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Fiscal Year
                                                                                      --------------------------------------
                                                                                          2000         1999         1998
                                                                                      ----------- ------------- ------------
In Thousands
Cash Flows from Operating Activities
Net income ..........................................................................  $   6,294   $    3,241    $  14,878
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation expense .............................................................     64,751       60,567       37,076
   Amortization of goodwill and intangibles .........................................     14,712       13,734       12,972
   Deferred income taxes ............................................................      3,541        1,745        8,367
   Gain on sale of bottling territory ...............................................     (8,829)
   Provision for impairment of property, plant and equipment ........................      3,066
   Losses on sale of property, plant and equipment ..................................      2,284        2,755        2,586
   Amortization of debt costs .......................................................        938          836          595
   Amortization of deferred gain related to terminated interest rate swaps ..........       (819)        (563)        (563)
   Undistributed (earnings) losses of Piedmont Coca-Cola Bottling Partnership .......     (2,514)       2,631          479
   (Increase) decrease in current assets less current liabilities ...................     (2,554)       9,639          570
   Increase in other noncurrent assets ..............................................       (506)      (8,451)      (8,441)
   Increase in other noncurrent liabilities .........................................      3,868        9,702        2,180
   Other ............................................................................         58          334           79
                                                                                       ---------   ----------    ---------
Total adjustments ...................................................................     77,996       92,929       55,900
                                                                                       ---------   ----------    ---------
Net cash provided by operating activities ...........................................     84,290       96,170       70,778
                                                                                       ---------   ----------    ---------
Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt ........................................                 251,165
Repayment of current portion of long-term debt ......................................    (26,750)     (30,115)     (10,540)
Proceeds from (repayment of) lines of credit, net ...................................    (33,700)      10,200       26,100
Cash dividends paid .................................................................     (8,733)      (8,549)      (8,365)
Payments on capital lease obligations ...............................................     (4,528)      (4,938)
Termination of interest rate swap agreements ........................................       (292)                    6,480
Debt fees paid ......................................................................                  (3,266)        (102)
Other ...............................................................................       (387)        (468)        (390)
                                                                                       ---------   ----------    ---------
Net cash provided by (used in) financing activities .................................    (74,390)     214,029       13,183
                                                                                       ---------   ----------    ---------
Cash Flows from Investing Activities
Additions to property, plant and equipment ..........................................    (49,168)    (264,139)     (47,946)
Proceeds from the sale of property, plant and equipment .............................     16,366          753        1,255
Acquisitions of companies, net of cash acquired .....................................       (723)     (44,454)     (35,006)
Proceeds from sale of bottling territory ............................................     23,000
                                                                                       ---------   ----------    ---------
Net cash used in investing activities ...............................................    (10,525)    (307,840)     (81,697)
                                                                                       ---------   ----------    ---------
Net increase (decrease) in cash .....................................................       (625)       2,359        2,264
                                                                                       ---------   ----------    ---------
Cash at beginning of year ...........................................................      9,050        6,691        4,427
                                                                                       ---------   ----------    ---------
Cash at end of year .................................................................  $   8,425   $    9,050    $   6,691
                                                                                       ---------   ----------    ---------
Significant non-cash investing and financing activities
 Issuance of Common Stock in connection with acquisition ............................              $   21,961
 Capital lease obligations incurred .................................................  $   1,313       14,225

         See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                                                       Class B  Capital in
                                                             Common    Common   Excess of   Accumulated  Treasury
                                                              Stock     Stock   Par Value     Deficit     Stock
                                                           ----------  -------  ---------- ------------ ---------
In Thousands
Balance on December 28, 1997 .............................  $ 10,107   $1,948   $103,074    $ (46,190)   $61,254
Net income ...............................................                                     14,878
Cash dividends paid ......................................                        (8,365)
Exchange of Common Stock for Class B
 Common Stock ............................................    (1,021)   1,021
                                                            --------   ------   --------    ---------    -------
Balance on January 3, 1999 ...............................     9,086    2,969     94,709      (31,312)    61,254
Net income ...............................................                                      3,241
Cash dividends paid ......................................                        (8,549)
Issuance of Common Stock in connection with acquisition ..       368              21,593
                                                            --------   ------   --------    ---------    -------
Balance on January 2, 2000 ...............................     9,454    2,969    107,753      (28,071)    61,254
Net income ...............................................                                      6,294
Cash dividends paid ......................................                        (8,733)
                                                            --------   ------   --------    ---------    -------
Balance on December 31, 2000 .............................  $  9,454   $2,969   $ 99,020    $ (21,777)   $61,254
                                                            --------   ------   --------    ---------    -------

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

     The fiscal years presented are the 52-week periods ended December 31, 2000, January 2, 2000 and the 53-week period ended January 3, 1999. The Company's fiscal year ends on the Sunday closest to December 31.

     Certain prior year amounts have been reclassified to conform to current year classifications.

     The Company's more significant accounting policies are as follows:


Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.


Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out method ("FIFO"), or market.


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


Revenue Recognition

     Revenues are recognized when finished products are delivered to customers and both title and the risks and rewards of ownership are transferred. Appropriate provision is made for uncollectible accounts.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Impairment of Long-lived Assets

     The Company continually monitors conditions that may affect the carrying value of its intangible or other long-lived assets. When conditions indicate potential impairment of an intangible or other long-lived asset, the Company will undertake necessary market studies and reevaluate projected future cash flows associated with the asset. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the asset, the asset will be written down to its estimated net realizable value.


Net Income Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of Common and Class B Common shares outstanding. Diluted EPS gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted EPS, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.


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


Insurance Programs

     In general, the Company is self-insured for costs of casualty claims and medical claims. The Company uses commercial insurance for casualty claims and medical claims as a risk reduction strategy to minimize catastrophic losses. Casualty

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses are provided for using actuarial assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.



Marketing Costs and Support Arrangements

     The Company directs various advertising and marketing programs supported by The Coca-Cola Company or other franchisers. Under these programs, certain costs incurred by the Company are reimbursed by the applicable franchiser. Franchiser funding is recognized when performance measures are met or as funded costs are incurred.


2. ACQUISITIONS AND DIVESTITURES

     On May 28, 1999, the Company acquired substantially all of the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. ("Carolina") in exchange for 368,482 shares of the Company's Common Stock, installment notes and cash. The total purchase price was approximately $37 million. Carolina was a Coca-Cola bottler with operations in central South Carolina.

     On October 29, 1999, the Company acquired substantially all of the outstanding capital stock of Lynchburg Coca-Cola Bottling Company, Inc. ("Lynchburg") for approximately $24 million. Lynchburg was a Coca-Cola bottler with operations in central Virginia.

     The Company used its lines of credit for the cash portion of the acquisitions described above. These acquisitions have been accounted for under the purchase method of accounting.

     On September 29, 2000, the Company sold substantially all of its bottling territory in the states of Kentucky and Ohio to Coca-Cola Enterprises Inc. The Company received cash proceeds of $23.0 million related to the sale of this territory and certain other operating assets. The Company recorded a pre-tax gain of $8.8 million as a result of this sale. The bottling territory sold represented approximately 3% of the Company's annual sales volume.


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

     Summarized financial information for Piedmont was as follows:

                                                   Dec. 31,    Jan. 2,
                                                     2000       2000
                                                 ----------- ----------
In Thousands
Current assets .................................  $ 48,068    $ 31,094
Noncurrent assets ..............................   319,788     331,979
                                                  --------    --------
Total assets ...................................  $367,856    $363,073
                                                  --------    --------
Current liabilities ............................  $ 17,342    $ 15,370
Noncurrent liabilities .........................   225,054     227,271
                                                  --------    --------
Total liabilities ..............................   242,396     242,641
Partners' equity ...............................   125,460     120,432
                                                  --------    --------
Total liabilities and partners' equity .........  $367,856    $363,073
                                                  --------    --------
Company's equity investment ....................  $ 62,730    $ 60,216
                                                  --------    --------

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Fiscal Year
                                                -----------------------------------
                                                    2000        1999        1998
                                                ----------- ----------- -----------
In Thousands
Net sales .....................................  $286,781    $278,202    $269,312
Cost of sales .................................   147,671     152,042     151,480
                                                 --------    --------    --------
Gross margin ..................................   139,110     126,160     117,832
Income from operations ........................    18,948       7,803      11,974
Net income (loss) .............................  $  5,028    $ (5,262)   $   (958)
                                                 --------    --------    --------
Company's equity in net income (loss) .........  $  2,514    $ (2,631)   $   (479)
                                                 --------    --------    --------

4. INVENTORIES

     Inventories were summarized as follows:

                                     Dec. 31,   Jan. 2,
                                       2000      2000
                                    --------- ----------
In Thousands
Finished products .................  $22,907   $26,240
Manufacturing materials ...........   13,330    10,476
Plastic pallets and other .........    4,265     4,695
                                     -------   -------
Total inventories .................  $40,502   $41,411
                                     -------   -------

5. PROPERTY, PLANT AND EQUIPMENT

     The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                        Dec. 31,    Jan. 2,    Estimated
                                                          2000       2000     Useful Lives
                                                      ----------- ---------- -------------
In Thousands
Land ................................................  $ 11,311    $ 12,251
Buildings ...........................................    97,012      96,072   10-50 years
Machinery and equipment .............................    94,652      89,068    5-20 years
Transportation equipment ............................   122,083     126,562    4-10 years
Furniture and fixtures ..............................    35,206      37,002    4-10 years
Vending equipment ...................................   285,772     291,844    6-13 years
Leasehold and land improvements .....................    39,597      41,379    5-20 years
Software for internal use ...........................    17,207      10,523     3-7 years
Construction in progress ............................     1,162       3,389
                                                       --------    --------
Total property, plant and equipment, at cost ........   704,002     708,090
Less: Accumulated depreciation and amortization .....   274,024     239,980
                                                       --------    --------
Property, plant and equipment, net ..................  $429,978    $468,110
                                                       --------    --------

     On January 15, 1999, the Company purchased approximately $155 million of equipment (principally vehicles and vending equipment) previously leased under various operating lease agreements. The assets purchased will continue to be used in the distribution and sale of the Company's products and will be depreciated over their remaining useful lives, which range from three years to
12.5 years. The Company used a combination of its revolving credit facility and its lines of credit with certain banks to finance this purchase.

     In the third quarter of 2000, the Company recorded a provision for impairment of certain fixed assets for $3.1 million, which was classified in "Other income (expense), net."

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASED PROPERTY UNDER CAPITAL LEASES

     The category and terms of the leased property under capital leases were as follows:

                                                     Dec. 31,   Jan. 2,
                                                       2000      2000       Terms
                                                    --------- ---------- ----------
In Thousands
Transportation and other equipment ................  $13,058   $13,434   1-4 years
Less: Accumulated amortization ....................    5,110     2,649
                                                     -------   -------
Leased property under capital leases, net .........  $ 7,948   $10,785
                                                     -------   -------

7. IDENTIFIABLE INTANGIBLE ASSETS

     The principal categories and estimated useful lives of identifiable intangible assets were as follows:

                                                Dec. 31,    Jan. 2,     Estimated
                                                  2000        2000     Useful Lives
                                              ----------- ----------- -------------
In Thousands
Franchise rights ............................  $353,036    $361,710       40 years
Customer lists ..............................    54,864      54,864    17-23 years
Other .......................................    16,668      16,668    17-23 years
                                               --------    --------
Identifiable intangible assets ..............   424,568    $433,242
Less: Accumulated amortization ..............   139,726     127,459
                                               --------    --------
Identifiable intangible assets, net .........  $284,842    $305,783
                                               --------    --------

8. LONG-TERM DEBT

     Long-term debt was summarized as follows:

                                                  Fixed(F) or
                                    Interest      Variable(V)     Interest      Dec. 31,    Jan. 2,
                      Maturity        Rate           Rate           Paid          2000       2000
                    ----------- ---------------- ------------ --------------- ----------- ----------
In Thousands
Lines of Credit        2002               6.99%        V           Varies      $ 12,900    $ 46,600
Term Loan Agreement    2004               7.14%        V           Varies        85,000      85,000
Term Loan Agreement    2005               7.14%        V           Varies        85,000      85,000
Medium-Term Notes      2000              10.00%        F       Semi-annually                 25,500
Medium-Term Notes      2002               8.56%        F       Semi-annually     47,000      47,000
Debentures             2007               6.85%        F       Semi-annually    100,000     100,000
Debentures             2009               7.20%        F       Semi-annually    100,000     100,000
Debentures             2009               6.38%        F       Semi-annually    250,000     250,000
Other notes payable 2001-2006      5.75%-10.00%        F           Varies        12,250      13,499
                                                                               --------    --------
                                                                                692,150     752,599
Less: Portion of long-term debt payable within one year ...................       9,904      28,635
                                                                               --------    --------
Long-term debt ............................................................    $682,246    $723,964
                                                                               --------    --------

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The principal maturities of long-term debt outstanding on December 31, 2000 were as follows:

In Thousands
2001 .........................  $  9,904
2002 .........................    62,121
2003 .........................        25
2004 .........................    85,020
2005 .........................    85,000
Thereafter ...................   450,080
                                --------
Total long-term debt .........  $692,150
                                --------

     In December 1997, the Company extended the maturity date of the revolving credit facility to December 2002 for borrowings of up to $170 million. The agreement contains several covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. There was no outstanding balance under this facility as of December 31, 2000.

     The Company borrows from time to time under lines of credit from various banks. On December 31, 2000, the Company had approximately $170 million of credit available under these lines, of which $12.9 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. The Company intends to renew such borrowings as they mature. To the extent that these borrowings and the borrowings under the revolving credit facility do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

     On January 22, 1999, the Company filed an $800 million shelf registration for debt and equity securities (which included $200 million of unused availability from a prior shelf registration). On April 26, 1999 the Company issued $250 million of 10-year debentures at a fixed interest rate of 6.375%. The Company subsequently entered into interest rate swap agreements totaling $100 million related to the newly issued debentures. The net proceeds from this issuance were used principally for refinancing of short-term debt related to the purchase of leased assets, with the remainder used to repay other bank debt.

     After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 7.1% for the debt portfolio as of December 31, 2000 compared to 7.0% at January 2, 2000. The Company's overall weighted average borrowing rate on its long-term debt was 7.3%, 6.8% and 7.1% for 2000, 1999 and 1998, respectively.

     As of December 31, 2000, after taking into account all of the interest rate hedging activities, approximately $284 million or 41% of the total debt portfolio was subject to changes in short-term interest rates.

     If average interest rates for the Company's debt portfolio increased by 1%, annual interest expense for the year ended December 31, 2000 would have increased by approximately $3 million and net income would have been reduced by approximately $1.9 million.


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

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Derivative financial instruments were summarized as follows:

                                          December 31, 2000        January 2, 2000
                                       ------------------------ ----------------------
                                         Notional    Remaining   Notional   Remaining
                                          Amount       Term       Amount       Term
                                       ----------- ------------ ---------- -----------
In Thousands
Interest rate swaps-floating .........                           $ 60,000  3.75 years
Interest rate swaps-fixed ............                             60,000  3.75 years
Interest rate swaps-fixed ............                             50,000     5 years
Interest rate swaps-floating ......... $100,000    8.25 years     100,000  9.25 years
Interest rate cap ....................                             35,000   0.5 years

     The Company had interest rate swaps with a notional amount of $100 million at December 31, 2000, compared to $270 million as of January 2, 2000. In September 2000, the Company terminated three interest rate swaps with a total notional amount of $170 million. The gains or losses on the termination of these swaps are being amortized over the remaining term of the initial swap agreements.

     The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.


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

     The carrying amounts and fair values of the Company's balance sheet and off-balance-sheet instruments were as follows:

                                                  December 31, 2000        January 2, 2000
                                               ----------------------- -----------------------
                                                 Carrying      Fair      Carrying      Fair
                                                  Amount      Value       Amount      Value
                                               ----------- ----------- ----------- -----------
In Thousands
Balance Sheet Instruments
----------------------------------------------
 Public debt .................................  $497,000    $480,687    $522,500    $ 484,354
 Non-public variable rate long-term debt .....   182,900     182,900     216,600      216,600
 Non-public fixed rate long-term debt ........    12,250      12,433      13,499       13,670
Off-Balance-Sheet Instruments
-----------------------------------------------
 Interest rate swaps .........................                (1,669)                 (12,174)

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair values of the interest rate swaps at December 31, 2000 and January 2, 2000, represent the estimated amounts the Company would have had to pay to terminate these agreements.


11. COMMITMENTS AND CONTINGENCIES

     Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $15.7 million, $13.7 million and $28.9 million for 2000, 1999 and 1998, respectively.


     The following is a summary of future minimum lease payments for all capital and operating leases as of December 31, 2000.

                                                                 Capital Leases   Operating Leases     Total
                                                                ---------------- ------------------ ----------
In Thousands
2001 ..........................................................      $3,325            $16,481       $19,806
2002 ..........................................................       1,290             11,859        13,149
2003 ..........................................................         671              9,954        10,625
2004 ..........................................................         208              8,997         9,205
2005 ..........................................................                          8,549         8,549
Thereafter ....................................................                         35,749        35,749
                                                                     ------            -------       -------
Total minimum lease payments ..................................      $5,494            $91,589       $97,083
                                                                     ------            -------       -------
Less: Amounts representing interest ...........................         395
                                                                     ------
Present value of minimum lease payments .......................       5,099
                                                                     ------
Less: Current portion of obligations under capital leases .....       3,325
                                                                     ------
Long-term portion of obligations under capital leases .........      $1,774
                                                                     ------

     The Company is a member of South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative, from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The minimal annual purchases are approximately $40 million.

     The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. The Company also guarantees a portion of debt for SAC. See Note 15 to the consolidated financial statements for additional information concerning these financial guarantees. The total of all debt guarantees on December 31, 2000 was $35.7 million.

     The Company has entered into a purchase agreement for aluminum cans on an annual basis through 2003. The estimated annual purchases under this agreement are approximately $100 million for 2001, 2002 and 2003.

     On August 3, 1999, North American Container, Inc. ("NAC") filed a Complaint For Patent Infringement and Jury Demand (the "Complaint") against the Company and a number of other defendants in the United States District Court for the Northern District of Texas, Dallas Division, alleging that certain unspecified blow-molded plastic containers used, made, sold, offered for sale and/or used by the Company and other defendants infringe certain patents owned by the plaintiff. NAC seeks an unspecified amount of compensatory damages for prior infringement, seeks to have those damages trebled, seeks pre-judgment and post-judgment interest, seeks attorneys fees and seeks an injunction prohibiting future infringement and ordering the destruction of all infringing containers and machinery used in connection with the manufacture of the infringing products. The original Complaint names forty-two other defendants and additional defendants have been added by amendment. The Company has obtained partial indemnification from its suppliers for all damages it may incur in connection with this proceeding. The Company has filed an answer to the Complaint, as amended, and has denied the material allegations of NAC and seeks recovery of attorney fees by having the case declared exceptional. The Company has also filed a counterclaim seeking a declaration of invalidity and non-infringement. A claims construction hearing was held in December 2000. The Court-appointed Special Master has advised the Company to expect a ruling in April 2001.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company is involved in other various claims and legal proceedings which have arisen in the ordinary course of its business. The Company believes that the ultimate disposition of the above noted litigation and its other claims and legal proceedings will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.


12. INCOME TAXES

     The provision for income taxes consisted of the following:

                                          Fiscal Year
                                   --------------------------
                                     2000     1999     1998
                                   -------- -------- --------
In Thousands
Current:
 Federal .........................  $   --   $   --   $   --
                                    ------   ------   ------
Total current provision ..........      --       --       --
                                    ------   ------   ------
Deferred:
 Federal .........................     865      206    6,378
 State ...........................   2,676    1,539    1,989
                                    ------   ------   ------
Total deferred provision .........   3,541    1,745    8,367
                                    ------   ------   ------
Income tax expense ...............  $3,541   $1,745   $8,367
                                    ------   ------   ------

     Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

                                                               Dec. 31,      Jan. 2,
                                                                 2000         2000
                                                            ------------- ------------
In Thousands
Intangible assets .........................................  $  105,746    $  90,577
Depreciation ..............................................      83,943       66,257
Investment in Piedmont Coca-Cola Bottling Partnership .....      27,428       25,855
Lease obligations .........................................      19,775       19,775
Other .....................................................       8,666        8,340
                                                             ----------    ---------
Gross deferred income tax liabilities .....................     245,558      210,804
                                                             ----------    ---------
Net operating loss carryforwards ..........................     (45,399)     (32,413)
Leased assets .............................................     (15,820)     (15,820)
AMT credits ...............................................     (12,030)      (9,978)
Deferred compensation .....................................     (13,822)     (12,881)
Postretirement benefits ...................................     (11,858)     (12,071)
Interest rate swap terminations ...........................      (2,624)      (3,196)
Other .....................................................      (5,020)      (9,831)
                                                             ----------    ---------
Gross deferred income tax assets ..........................    (106,573)     (96,190)
                                                             ----------    ---------
Deferred income tax liability .............................  $  138,985    $ 114,614
                                                             ----------    ---------

     Net current deferred tax assets of $9.7 million and $9.6 million were included in prepaid expenses and other current assets on December 31, 2000 and January 2, 2000, respectively.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

                                                                 Fiscal Year
                                                        -----------------------------
                                                           2000      1999      1998
                                                        --------- --------- ---------
In Thousands
Statutory expense .....................................  $3,442    $1,745    $8,135
Amortization of franchise and goodwill assets .........     418       373       369
State income taxes, net of federal benefit ............       9      (281)      463
Other .................................................    (328)      (92)     (600)
                                                         ------    ------    ------
Income tax expense ....................................  $3,541    $1,745    $8,367
                                                         ======    ======    ======

     On December 31, 2000, the Company had $114 million and $80 million of federal and state net operating losses, respectively, available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2020.


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

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company's Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company's Class B Common Stock. The award provides that the shares of restricted stock would vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the Overall Goal Achievement Factor for the six selected performance indicators used in determining bonuses for all officers under the Company's Annual Bonus Plan. In 2000, the Company achieved more than 80% of the Overall Goal Achievement Factor which resulted in the vesting of 20,000 shares, effective as of January 1, 2001. Compensation expense in 2000 related to the restricted stock award was $1.4 million. In 1999, the Company did not achieve at least 80% of the Overall Goal Achievement Factor and thus, the 20,000 shares of restricted stock for 1999 did not vest.


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

     The following tables set forth a reconciliation of the beginning and ending balances of the projected benefit obligation, a reconciliation of beginning and ending balances of the fair value of plan assets and funded status of the two Company-sponsored pension plans:

                                                                  Fiscal Year
                                                            ----------------------
                                                                2000       1999
                                                            ----------- ----------
In Thousands
Projected benefit obligation at beginning of year .........  $ 81,121    $ 82,898
Service cost ..............................................     3,606       3,375
Interest cost .............................................     6,180       5,508
Actuarial gain ............................................    (1,732)     (9,499)
Acquisition ...............................................                 1,500
Benefits paid .............................................    (2,855)     (2,661)
Other .....................................................        33
                                                             --------    --------
Projected benefit obligation at end of year ...............  $ 86,353    $ 81,121
                                                             --------    --------
Fair value of plan assets at beginning of year ............  $ 88,609    $ 74,624
Actual return on plan assets ..............................    (1,100)     12,489
Employer contributions ....................................     3,069       2,222
Acquisition ...............................................                 1,935
Benefits paid .............................................    (2,855)     (2,661)
                                                             --------    --------
Fair value of plan assets at end of year ..................  $ 87,723    $ 88,609
                                                             --------    --------


                                                                Dec. 31,   Jan. 2,
                                                                  2000      2000
                                                               --------- ----------
Funded status of the plans ...............................      $1,370     $7,489
Unrecognized prior service cost ..........................        (324)      (491)
Unrecognized net loss ....................................       8,012        680
                                                                ------     ------
Prepaid pension cost .....................................      $9,058     $7,678
                                                                ------     ------

     Prepaid pension costs are included in other assets.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net periodic pension cost for the Company-sponsored pension plans included the following:

                                                                     Fiscal Year
                                                         -----------------------------------
                                                             2000        1999        1998
                                                         ----------- ----------- -----------
In Thousands
Service cost ...........................................  $  3,606    $  3,375    $  2,586
Interest cost ..........................................     6,180       5,508       4,934
Estimated return on plan assets ........................    (7,963)     (6,659)     (6,303)
Amortization of unrecognized transitional assets .......                               (70)
Amortization of prior service cost .....................      (133)       (135)       (150)
Recognized net actuarial loss ..........................                   965           7
                                                          --------    --------    --------
Net periodic pension cost ..............................  $  1,690    $  3,054    $  1,004
                                                          --------    --------    --------

     The weighted average rate assumptions used in determining pension costs and the projected benefit obligation were:

                                                                                         2000        1999
                                                                                      ----------  ----------
Weighted average discount rate used in determining the actuarial present value of the
 projected benefit obligation .......................................................     7.75%       7.75%
Weighted average expected long-term rate of return on plan assets ...................     9.00%       9.00%
Weighted average rate of compensation increase ......................................     4.00%       4.00%

     The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total cost for this benefit in 2000, 1999 and 1998 was $3.1 million, $3.2 million and $2.0 million, respectively.

     The Company currently provides employee leasing and management services to employees of Piedmont and SAC. Piedmont and SAC employees participate in the Company's employee benefit plans.

     The Company provides postretirement benefits for substantially all of its employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of fair value of plan assets and funded status of the Company's postretirement plan:

                                                             Fiscal Year
                                                         ----------------------
                                                             2000       1999
                                                         ----------- ----------
In Thousands
Benefit obligation at beginning of year ................  $ 36,501    $ 39,779
Service cost ...........................................       852         954
Interest cost ..........................................     2,816       2,608
Plan participants' contributions .......................       607         614
Actuarial (gain) loss ..................................    10,251      (4,994)
Benefits paid ..........................................    (3,067)     (2,460)
                                                          --------    --------
Benefit obligation at end of year ......................  $ 47,960    $ 36,501
                                                          --------    --------
Fair value of plan assets at beginning of year .........  $     --    $     --
Employer contributions .................................     2,460       1,846
Plan participants' contributions .......................       607         614
Benefits paid ..........................................    (3,067)     (2,460)
                                                          --------    --------
Fair value of plan assets at end of year ...............  $     --    $     --
                                                          --------    --------

                                                               Dec. 31,      Jan. 2,
                                                                 2000          2000
                                                            ------------- -------------
In Thousands
Funded status of the plan .................................   $ (47,960)    $ (36,501)
Unrecognized net loss .....................................      21,414        11,656
Unrecognized prior service cost ...........................        (271)         (295)
Contributions between measurement date and fiscal year-end          864           483
                                                              ---------     ---------
Accrued liability .........................................   $ (25,953)    $ (24,657)
                                                              ---------     ---------

     The components of net periodic postretirement benefit cost were as follows:


                                                                     Fiscal Year
                                                          -------------------------------
                                                             2000       1999       1998
                                                          ---------- ---------- ---------
In Thousands
Service cost ............................................   $  852     $  954    $  604
Interest cost ...........................................    2,816      2,608     2,350
Amortization of unrecognized transitional assets ........      (25)       (25)      (25)
Recognized net actuarial loss ...........................      493        745       422
                                                            ------     ------    ------
Net periodic postretirement benefit cost ................   $4,136     $4,282    $3,351
                                                            ------     ------    ------

     The weighted average discount rate used to estimate the postretirement benefit obligation was 7.75% as of December 31, 2000 and January 2, 2000.

     The weighted average health care cost trend used in measuring the postretirement benefit expense was 5.25% in 2000 and is projected to remain at that level thereafter. A 1% increase or decrease in this annual cost trend would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:

                                                                    In Thousands
                                                             --------------------------
Impact on                                                     1% Increase   1% Decrease
---------                                                    ------------- ------------
Postretirement benefit obligation at December 31, 2000 .....     $5,213      $ (4,280)
Net periodic postretirement benefit cost in 2000 ...........        663          (525)

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS

     The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases a substantial majority of its requirements of concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $237 million, $258 million and $225 million in 2000, 1999 and 1998, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. Additionally, the Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in bottling territories operated by the Company. Direct marketing funding support provided to the Company by The Coca-Cola Company was approximately $51 million, $55 million and $52 million in 2000, 1999 and 1998, respectively. Additionally, the Company earned approximately $1 million, $15 million and $16 million in 2000, 1999 and 1998, respectively, related to cold drink infrastructure support. The marketing funding related to cold drink infrastructure support is covered under a multi-year agreement which includes certain annual performance requirements. The Company is in compliance with all such performance requirements, as amended. In addition, the Company paid approximately $26 million, $29 million and $28 million in 2000, 1999 and 1998, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.

     The Company has a production arrangement with Coca-Cola Enterprises Inc. ("CCE") to buy and sell finished products at cost. The Coca-Cola Company has significant equity interests in the Company and CCE. As of December 31, 2000, CCE has a 7.0% equity interest in the Company's total outstanding stock. Sales to CCE under this agreement were $20.0 million, $21.0 million and $24.0 million in 2000, 1999 and 1998, respectively. Purchases from CCE under this arrangement were $15.0 million, $15.3 million and $15.3 million in 2000, 1999 and 1998, respectively.

     In December 1996, the Board of Directors awarded a retirement benefit to J. Frank Harrison, Jr., Chairman-Emeritus of the Board of Directors of the Company, for, among other things, his past service to the Company. The Company recorded a non-cash, after-tax charge of $2.7 million in the fourth quarter of 1996 related to this agreement. Additionally, the Company entered into an agreement for consulting services with J. Frank Harrison, Jr. beginning in 1997. Payments in 2000, 1999 and 1998 related to the consulting services agreement totaled $200,000 each year.

     On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during 2000, 1999 and 1998 totaling $53.5 million, $56.4 million and $55.8 million, respectively.

     The Company received $13.6 million, $14.2 million and $14.2 million for management services pursuant to its management agreement with Piedmont for 2000, 1999 and 1998, respectively.

     The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $11.0 million, $10.0 million and $7.1 million in 2000, 1999 and 1998, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to $.2 million, $.2 million and $1.6 million in 2000, 1999 and 1998, respectively.

     On November 30, 1992, the Company and the previous owner of the Company's Snyder Production Center in Charlotte, North Carolina agreed to the early termination of the Company's lease. Harrison Limited Partnership One ("HLP") purchased the property contemporaneously with the termination of the lease, and the Company leased its Snyder Production Center from HLP pursuant to a ten-year lease that was to expire on November 30, 2002. HLP's sole general partner is a corporation of which J. Frank Harrison, Jr. is the sole shareholder. HLP's sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Reid M. Henson, Director of the Company are co-trustees. On August 9, 2000, a Special Committee of the Board of Directors approved the sale of property and improvements adjacent to the Snyder Production Center to HLP and a new lease of both the conveyed property and the Snyder Production Center from HLP, which expires on December 31, 2010. The sale closed on December 15,

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000 at a price of $10.5 million. The annual base rent the Company is obligated to pay for its lease of this property is subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense for this property totaled $2.9 million, $2.6 million and $2.7 million in 2000, 1999 and 1998, respectively.

     In May 2000, the Company entered into a five-year consulting agreement with Reid M. Henson. Mr. Henson served as a Vice Chairman of the Board of Directors from 1983 to May 2000. Payments in 2000 related to the consulting agreement totaled $204,000.

     On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new 10-year lease agreement with Beacon Investment Corporation which includes the Company's headquarters office building and an adjacent office facility. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the Adjusted Eurodollar Rate as the measurement device. Rent expense under this lease totaled $3.6 million and $3.1 million in 2000 and 1999, respectively. Rent expense under the previous lease totaled $2.1 million in 1998.

     The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $49 million, $45 million and $50 million in 2000, 1999 and 1998, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. Such guarantee amounted to $20.4 million as of December 31, 2000.

     The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $1.0 million, $1.3 million and $1.2 million in 2000, 1999 and 1998, respectively. Also, the Company has guaranteed a portion of debt for SAC. Such guarantee was $15.0 million as of December 31, 2000.

     The Company purchases certain computerized data management products and services related to inventory control and marketing program support from Data Ventures LLC ("Data Ventures"), a Delaware limited liability company in which the Company holds a 31.25% equity interest. Also, J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, holds a 32.5% equity interest in Data Ventures. On September 30, 1997, Data Ventures obtained a $1.9 million unsecured line of credit from the Company. In December 1999, this line of credit was increased to $3.0 million. Data Ventures was indebted to the Company for $2.8 million and $2.1 million as of December 31, 2000 and January 2, 2000, respectively. The Company purchased products and services from Data Ventures for $414,000, $154,000 and $237,000 in 2000, 1999
and 1998, respectively.


16. RESTRUCTURING

     In November 1999, the Company announced a plan to restructure its operations by consolidating sales divisions and reducing its workforce. Approximately 300 positions were eliminated as a result of the restructuring. The Company recorded a pre-tax restructuring charge of $2.2 million in the fourth quarter of 1999, which was funded by cash flow from operations. The restructuring has been completed and substantially all amounts have been paid.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. EARNINGS PER SHARE

     The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                                                          2000        1999        1998
                                                                                      ----------- ----------- ------------
In Thousands (Except Per Share Data)
 Numerator:
-----------
 Numerator for basic net income and diluted net income ..............................   $ 6,294     $ 3,241     $ 14,878
                                                                                        -------     -------     --------
 Denominator:
-------------
 Denominator for basic net income per share -- weighted average common shares .......     8,733       8,588        8,365
 Effect of dilutive securities -- Stock options .....................................        89         120          130
                                                                                        -------     -------     --------
 Denominator for diluted net income per share -- adjusted weighted average common
   shares ...........................................................................     8,822       8,708        8,495
                                                                                        =======     =======     ========
 Basic net income per share .........................................................   $   .72     $   .38     $   1.78
                                                                                        =======     =======     ========
 Diluted net income per share .......................................................   $   .71     $   .37     $   1.75
                                                                                        =======     =======     ========

18. RISKS AND UNCERTAINTIES

     Approximately 90% of the Company's sales are products of The Coca-Cola Company, which is the sole supplier of the concentrate required to manufacture these products. The remaining 10% of the Company's sales are products of various other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

     The Company currently obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its PET bottles from two domestic cooperatives. The inability of either of these aluminum can or PET bottle suppliers to meet the Company's requirement for containers could result in short-term shortages until alternative sources of supply could be located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate.

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

     Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. Three collective bargaining contracts covering approximately 1% of the Company's employees expire during 2001.

     In March 2000, at the end of a collective bargaining agreement in Huntington, West Virginia, the Company and Teamsters Local Union 505 were unable to reach agreement on wages and benefits. The union elected to strike and other Teamster-represented sales centers in West Virginia joined in a sympathy strike. As of August 7, 2000, the Company and the respective local unions settled all outstanding issues.

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Changes in current assets and current liabilities affecting cash, net of effects of acquisitions and divestitures, were as follows:

                                                                                  Fiscal Year
                                                                     --------------------------------------
                                                                         2000         1999         1998
                                                                     ------------ ------------ ------------
In Thousands
Accounts receivable, trade, net ....................................  $  (2,294)    $ (1,017)    $ (1,304)
Accounts receivable from The Coca-Cola Company .....................        638        4,073       (5,401)
Accounts receivable, other .........................................      5,691       (5,419)         862
Inventories ........................................................        712       (2,487)      (1,612)
Prepaid expenses and other assets ..................................       (757)       2,542       (2,778)
Accounts payable and accrued liabilities ...........................    (15,353)      10,989        5,986
Accounts payable to The Coca-Cola Company ..........................      1,456       (2,848)       1,086
Accrued interest payable ...........................................     (6,347)       1,505        1,287
Due to (from) Piedmont Coca-Cola Bottling Partnership ..............     13,700        2,301        2,444
                                                                      ---------     --------     --------
(Increase) decrease in current assets less current liabilities .....  $  (2,554)    $  9,639     $    570
                                                                      ---------     --------     --------

     Cash payments for interest and income taxes were as follows:

                                                  Fiscal Year
                                        --------------------------------
                                           2000       1999       1998
                                        ---------- ---------- ----------
In Thousands
Interest ..............................  $58,736    $48,221    $38,046
Income taxes (net of refunds) .........    2,830      1,939      1,925

20. NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As subsequently amended by FASB Statement No. 138, Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt the provisions of Statement No. 133 in the first quarter of 2001. The adoption of Statement No. 133 will not have a material impact on the earnings and financial position of the Company.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below are unaudited quarterly financial data for the fiscal years ended December 31, 2000 and January 2, 2000.

                                                                 Quarter
                                              -----------------------------------------------
                                                   1           2           3           4
                                              ----------- ----------- ----------- -----------
In Thousands (Except Per Share Data)
Year Ended December 31, 2000
----------------------------
Net sales ...................................  $228,184    $270,933    $258,565    $237,452
Gross margin ................................   105,941     127,931     121,006     110,015
Net income (loss) ...........................    (1,957)      6,317       6,398      (4,464)
Basic net income (loss) per share ...........      (.22)        .72         .73        (.51)
Diluted net income (loss) per share .........      (.22)        .71         .73        (.51)

                                                                 Quarter
                                              -----------------------------------------------
                                                   1           2           3           4
                                              ----------- ----------- ----------- -----------
In Thousands (Except Per Share Data)
Year Ended January 2, 2000
--------------------------
Net sales ...................................  $220,263    $261,037    $260,284    $230,967
Gross margin ................................    92,152     115,646     117,356     104,284
Restructuring expense .......................                                         2,232
Net income (loss) ...........................    (4,480)      6,166       5,827      (4,272)
Basic net income (loss) per share ...........      (.54)        .72         .67        (.49)
Diluted net income (loss) per share .........      (.54)        .71         .66        (.49)

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF COCA-COLA BOTTLING CO.
CONSOLIDATED

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP



Charlotte, North Carolina
February 14, 2001

     The financial statement schedule required by Regulation S-X is set forth in response to Item 14 below.

     The supplementary data required by Item 302 of Regulation S-K is set forth in Note 21 to the financial statements.


Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 10 -- Directors and Executive Officers of the Company

     For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see the "Election of Directors" section of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference. For information with respect to Section 16 reports for directors and executive officers of the Company, see the "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement for the 2001 Annual Meeting of Stockholders.


Item 11 -- Executive Compensation

     For information with respect to executive and director compensation, see the "Executive Compensation," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Election of Directors -- The Board of Directors and its Committees" and "Common Stock Performance Graph" sections of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.



Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     For information with respect to security ownership of certain beneficial owners and management, see the "Principal Stockholders" and "Election of Directors -- Beneficial Ownership of Management" sections of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.



Item 13 -- Certain Relationships and Related Transactions

     For information with respect to certain relationships and related transactions, see the "Certain Transactions" section of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.


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

3. Listing of Exhibits:

                                                                                        Incorporated by Reference
   Number     Description                                                                   or Filed Herewith
-----------   -------------------------------------------------------------   ---------------------------------------------
   (3.1)      Bylaws of the Company, as amended.                              Filed herewith.

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

  (4.11)      Assignment and Release Agreement, dated as of                   Exhibit 4.11 to the Company's Annual Report
              October 6, 1999, by and between The Long-Term Credit            on Form 10-K for the fiscal year ended
              Bank of Japan, Limited and General Electric Capital             January 2, 2000.
              Corporation.

  (4.12)      Second Amendment dated as of February 24, 2000 (to              Exhibit 4.12 to the Company's Annual Report
              Loan Agreement designated as Exhibit 4.6) by and                on Form 10-K for the fiscal year ended
              among the Company and General Electric Capital                  January 2, 2000.
              Corporation, as agent.

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

                                                                                     Incorporated by Reference
  Number     Description                                                                 or Filed Herewith
----------   -----------------------------------------------------------   ---------------------------------------------
 (10.1)      Employment Agreement of James L. Moore, Jr. dated as          Exhibit 10.2 to the Company's Annual Report
             of March 16, 1987. **                                         on Form 10-K for the fiscal year ended
                                                                           December 31, 1986.

 (10.2)      Amendment, dated as of May 18, 1994, to Employment            Exhibit 10.84 to the Company's Annual
             Agreement designated as Exhibit 10.1. **                      Report on Form 10-K for the fiscal year
                                                                           ended January 1, 1995.

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

 (10.5)      Lease, dated as of January 1, 1999, by and between the        Filed herewith.
             Company and the Ragland Corporation, related to the
             production/distribution facility in Nashville, Tennessee.

 (10.6)      Supplemental Savings Incentive Plan, dated as of              Exhibit 10.36 to the Company's Annual
             April 1, 1990 between certain Eligible Employees of the       Report on Form 10-K for the fiscal year
             Company and the Company. **                                   ended December 30, 1990.

 (10.7)      Description and example of Deferred Compensation              Exhibit 19.1 to the Company's Annual Report
             Agreement, dated as of October 1, 1987, between               on Form 10-K for the fiscal year ended
             Eligible Employees of the Company and the Company             December 30, 1990.
             under the Officer's Split-Dollar Life Insurance Plan.**

 (10.8)      Officer Retention Plan, dated as of January 1, 1991,          Exhibit 10.47 to the Company's Annual
             between certain Eligible Officers of the Company and          Report on Form 10-K for the fiscal year
             the Company. **                                               ended December 29, 1991.

 (10.9)      Purchase and Sale Agreement, dated as of December 15,         Filed herewith.
             2000, between the Company and Harrison Limited
             Partnership One, related to land adjacent to the Snyder
             Production Center in Charlotte, North Carolina.

(10.10)      Lease Agreement, dated as of December 15, 2000,               Filed herewith.
             between the Company and Harrison Limited Partnership
             One, related to the Snyder Production Center in
             Charlotte, North Carolina and a distribution center
             adjacent thereto.

(10.11)      Partnership Agreement of Carolina Coca-Cola Bottling          Exhibit 2.01 to the Company's Current Report
             Partnership,* dated as of July 2, 1993, by and among          on Form 8-K dated July 2, 1993.
             Carolina Coca-Cola Bottling Investments, Inc.,
             Coca-Cola Ventures, Inc., Coca-Cola Bottling Co.
             Affiliated, Inc., Fayetteville Coca-Cola Bottling
             Company and Palmetto Bottling Company.

(10.12)      Definition and Adjustment Agreement, dated July 2,            Exhibit 2.05 to the Company's Current Report
             1993, by and among Carolina Coca-Cola Bottling                on Form 8-K dated July 2, 1993.
             Partnership,* Coca-Cola Ventures, Inc., Coca-Cola
             Bottling Co. Consolidated, CCBC of Wilmington, Inc.,
             Carolina Coca-Cola Bottling Investments, Inc., The
             Coca-Cola Company, Carolina Coca-Cola Holding
             Company, The Coastal Coca-Cola Bottling Company,
             Eastern Carolina Coca-Cola Bottling Company, Inc.,
             Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville
             Coca-Cola Bottling Company and Palmetto Bottling
             Company.

(10.13)      Management Agreement, dated as of July 2, 1993, by            Exhibit 10.01 to the Company's Current
             and among Coca-Cola Bottling Co. Consolidated,                Report on Form 8-K dated July 2, 1993.
             Carolina Coca-Cola Bottling Partnership,* CCBC of
             Wilmington, Inc., Carolina Coca-Cola Bottling
             Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto
             Bottling Company.

                                                                                      Incorporated by Reference
   Number     Description                                                                 or Filed Herewith
-----------   ------------------------------------------------------------   ------------------------------------------
(10.14)       First Amendment to Management Agreement designated             Filed herewith.
              as Exhibit 10.13, dated as of January 1, 2001.

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

(10.23)       Description of the Company's 2001 Bonus Plan for               Filed herewith.
              officers. **

(10.24)       Agreement for Consultation and Services between the            Exhibit 10.54 to the Company's Annual
              Company and J. Frank Harrison, Jr. **                          Report on Form 10-K for the fiscal year
                                                                             ended December 29, 1996.

(10.25)       Retirement and Consulting Agreement, effective as of           Filed herewith.
              May 31, 2000, between the Company and Reid M.
              Henson. **

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

                                                                                  Incorporated by Reference
   Number     Description                                                             or Filed Herewith
-----------   --------------------------------------------------------   ------------------------------------------
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

(10.34)       Master Lease Agreement, dated as of May 7, 1999,           Exhibit 10.34 to the Company's Annual
              between the Company and Wachovia Leasing                   Report on Form 10-K for the fiscal year
              Corporation.                                               ended January 2, 2000.

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

(10.37)       Can Supply Agreement, dated as of February 22, 2000,       Exhibit 10.1 to the Company's Quarterly
              between American National Can Company and the              Report on Form 10-Q for the quarter ended
              Company.                                                   April 2, 2000.

(10.38)       Asset Acquisition Agreement, dated as of September 29,     Exhibit 10.1 to the Company's Quarterly
              2000, by and among The Coca-Cola Bottling Company          Report on Form 10-Q for the quarter ended
              of West Virginia, Inc., Coca-Cola Bottling Company of      October 1, 2000.
              Roanoke, Inc. and Coca-Cola Enterprises Inc.

(10.39)       Franchise Acquisition Agreement, dated as of               Exhibit 10.2 to the Company's Quarterly
              September 29, 2000, by and among WVBC, Inc.,               Report on Form 10-Q for the quarter ended
              ROBC, Inc. and Coca-Cola Enterprises Inc.                  October 1, 2000.

(10.40)       Guaranty Agreement, dated as of September 29, 2000,        Exhibit 10.3 to the Company's Quarterly
              between the Company and Coca-Cola Enterprises Inc.         Report on Form 10-Q for the quarter ended
                                                                         October 1, 2000.

 (21.1)       List of subsidiaries.                                      Filed herewith.

 (23.1)       Consent of Independent Accountants to Incorporation by     Filed herewith.
              Reference into Form S-3 (Registration No. 33-4325),
              Form S-3 (Registration No. 33-54657) and Form S-3
              (Registration No. 333-71003).

---------
* Carolina Coca-Cola Bottling Partnership's name was changed to Piedmont Coca-Cola Bottling Partnership.

** Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.

     B. Reports on Form 8-K
        None.

                                   Schedule II

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                (IN THOUSANDS)

                                                           Additions
                                               Balance at  Charged to               Balance
                                               Beginning   Costs and                at End
Description                                     of Year     Expenses   Deductions   of Year
--------------------------------------------- ----------- ----------- ------------ --------
Allowance for doubtful accounts:
Fiscal year ended December 31, 2000 .........     $850        $580        $512       $918
                                                  ====        ====        ====       ====
Fiscal year ended January 2, 2000 ...........     $600        $824        $574       $850
                                                  ====        ====        ====       ====
Fiscal year ended January 3, 1999 ...........     $513        $426        $339       $600
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

Date: March 29, 2001

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

 By: /S/ J. Frank Harrison, III                         Chairman of the Board of Directors,              March 29, 2001
   -------------------------------                        Chief Executive Officer and Director
   J. Frank Harrison, III

 By: /S/ J. Frank Harrison, Jr.                         Chairman-Emeritus of the Board of                March 29, 2001
   -------------------------------                        Directors and Director
   J. Frank Harrison, Jr.

 By: /S/ H. W. McKay Belk                               Director                                         March 29, 2001
   -------------------------------
   H. W. McKay Belk

 By: /S/ John M. Belk                                   Director                                         March 29, 2001
   -------------------------------
   John M. Belk

 By: /S/ William B. Elmore                              President, Chief Operating Officer and           March 29, 2001
   -------------------------------                        Director
   William B. Elmore

 By: /S/ Reid M. Henson                                 Director                                         March 29, 2001
   -------------------------------
   Reid M. Henson

 By: /S/ H. Reid Jones                                  Director                                         March 29, 2001
   -------------------------------
   H. Reid Jones

 By: /S/ Ned R. McWherter                               Director                                         March 29, 2001
   -------------------------------
   Ned R. McWherter

 By: /S/ James L. Moore, Jr.                            Vice Chairman of the Board of                    March 29, 2001
   -------------------------------                        Directors and Director
   James L. Moore, Jr.

 By: /S/ John W. Murrey, III                            Director                                         March 29, 2001
   -------------------------------
   John W. Murrey, III

 By: /S/ Carl Ware                                      Director                                         March 29, 2001
   -------------------------------
   Carl Ware

 By: /S/ David V. Singer                                Executive Vice President and Chief               March 29, 2001
   -------------------------------                        Financial Officer
   David V. Singer

 By: /S/ Steven D. Westphal                             Vice President, Controller and Chief             March 29, 2001
   -------------------------------                        Accounting Officer
   Steven D. Westphal