Form 10-Q
period 2001-04-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2001-05-14
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   [X]    EXCHANGE ACT OF 1934


For the quarterly period ended           April 1, 2001
                               -------------------------------------------------

Commission File Number                  0-9286
                       ---------------------------------------------------------


                       COCA-COLA BOTTLING CO. CONSOLIDATED
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                         56-0950585
------------------------------------------------   ----------------------------------------------
(State or other jurisdiction of incorporation or      (I.R.S. Employer Identification Number)
               organization)

              4100 Coca-Cola Plaza, Charlotte, North Carolina 28211
    -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 557-4400
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                      Outstanding at May 1, 2001
          -----                                      --------------------------
Common Stock, $1.00 Par Value                              6,392,277
Class B Common Stock, $1.00 Par Value                      2,361,052

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                                                                    First Quarter
                                                                                     ------------------------------------
                                                                                          2001                    2000
                                                                                          ----                    ----
Net sales (includes sales to Piedmont of $13,987 and
 $15,691)                                                                            $   230,057             $   228,184
Cost of sales, excluding depreciation shown below
 (includes $10,921 and $12,582 related to sales to Piedmont)                             123,590                 122,243
                                                                                     -----------             -----------
Gross margin                                                                             106,467                 105,941
                                                                                     -----------             -----------
Selling, general and administrative expenses, excluding
 depreciation shown below                                                                 76,369                  74,242
Depreciation expense                                                                      15,803                  16,090
Amortization of goodwill and intangibles                                                   3,720                   3,664
                                                                                     -----------             -----------
Income from operations                                                                    10,575                  11,945

Interest expense                                                                          12,152                  13,936
Other income (expense), net                                                               (1,369)                 (1,019)
                                                                                     -----------             -----------
Loss before income taxes                                                                  (2,946)                 (3,010)
Income taxes (benefit)                                                                    (1,164)                 (1,053)
                                                                                     -----------             -----------
Net loss                                                                             $    (1,782)            $    (1,957)
                                                                                     ===========             ===========

Basic net loss per share                                                             $      (.20)            $      (.22)

Diluted net loss per share                                                           $      (.20)            $      (.22)

Weighted average number of common
 shares outstanding                                                                        8,753                   8,733

Weighted average number of common
 shares outstanding - assuming dilution                                                    8,753                   8,733

Cash dividends per share
 Common Stock                                                                        $       .25             $       .25
 Class B Common Stock                                                                $       .25             $       .25


           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                      April 1,          Dec. 31,             April 2,
                                                                        2001              2000                 2000
                                                                      --------          --------             --------
ASSETS
------

Current Assets:
---------------
Cash                                                                $    7,955         $    8,425          $    6,622
Accounts receivable, trade, less allowance for
 doubtful accounts of $809, $918 and $894                               62,369             62,661              57,653
Accounts receivable from The Coca-Cola Company                           7,788              5,380              11,878
Accounts receivable, other                                               6,195              8,247               6,496
Inventories                                                             35,925             40,502              41,579
Prepaid expenses and other current assets                               16,498             14,026              15,082
                                                                    ----------         ----------          ----------
  Total current assets                                                 136,730            139,241             139,310
                                                                    ----------         ----------          ----------

Property, plant and equipment, net                                     431,245            437,926             478,416
Investment in Piedmont Coca-Cola Bottling Partnership                   59,316             62,730              60,138
Other assets                                                            60,853             60,846              61,694
Identifiable intangible assets, net                                    281,827            284,842             302,703
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of  $36,290, $35,585 and $33,713                          75,807             76,512              57,555
                                                                    ----------         ----------          ----------

Total                                                               $1,045,778         $1,062,097          $1,099,816
                                                                    ==========         ==========          ==========





           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                           April 1,             Dec. 31,          April 2,
                                                                             2001                2000               2000
                                                                      -------------      --------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
--------------------
Portion of long-term debt payable within one year                     $      57,317      $        9,904      $       3,266
Accounts payable and accrued liabilities                                     83,041              84,324             89,670
Accounts payable to The Coca-Cola Company                                     4,018               3,802              5,275
Due to Piedmont Coca-Cola Bottling Partnership                               18,958              16,436              3,110
Accrued interest payable                                                     14,462              10,483             14,076
                                                                      -------------      --------------      -------------
  Total current liabilities                                                 177,796             124,949            115,397
Deferred income taxes                                                       146,512             148,655            123,118
Other liabilities                                                            77,614              77,835             80,060
Long-term debt                                                              620,156             682,246            754,530
                                                                      -------------      --------------      -------------
  Total liabilities                                                       1,022,078           1,033,685          1,073,105
                                                                      -------------      --------------      -------------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
---------------------
Convertible Preferred Stock, $100.00 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
 Authorized-30,000,000 shares;
 Issued-9,454,651, 9,454,651 and 9,454,626 shares                             9,454               9,454              9,454
Class B Common Stock, $1.00 par value:
 Authorized-10,000,000 shares;
 Issued-2,989,166, 2,969,166 and 2,969,191 shares                             2,989               2,969              2,969
Class C Common Stock, $1.00 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                               97,569              99,020            105,570
Accumulated deficit                                                         (23,559)            (21,777)           (30,028)
Accumulated other comprehensive loss                                         (1,499)
                                                                      -------------      --------------      -------------
                                                                             84,954              89,666             87,965
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                                   60,845              60,845             60,845
 Class B Common - 628,114 shares                                                409                 409                409
                                                                      -------------      --------------      -------------
  Total stockholders' equity                                                 23,700              28,412             26,711
                                                                      -------------      --------------      -------------

Total                                                                 $   1,045,778      $    1,062,097      $   1,099,816
                                                                      =============      ==============      =============

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                         Capital                    Accumulated
                                           Class B         in                          Other
                             Common        Common       Excess of        Accum.    Comprehensive     Treasury
                              Stock         Stock       Par Value        Deficit        Loss           Stock        Total
                              -----         -----       ---------        -------   -------------       -----        -----
Balance on
 January 2, 2000             $  9,454     $  2,969      $107,753        $(28,071)     $              $(61,254)    $ 30,851
Net loss                                                                  (1,957)                                   (1,957)
Cash dividends paid                                       (2,183)                                                   (2,183)
                             --------     --------      --------        --------      ---------      --------     --------

Balance on
 April 2, 2000               $  9,454     $  2,969      $105,570        $(30,028)     $              $(61,254)    $ 26,711
                             ========     ========      ========        ========      =========      -=======     ========




Balance on
 December 31, 2000           $  9,454     $  2,969      $ 99,020        $(21,777)     $              $(61,254)    $ 28,412
Comprehensive
  loss:
  Net loss                                                                (1,782)                                   (1,782)
  Proportionate share
   of Piedmont's accum.
   other comprehensive
   loss                                                                                  (1,499)                    (1,499)
                                                                                                                  --------
Total comprehensive
  loss                                                                                                              (3,281)
Cash dividends paid                                       (2,188)                                                   (2,188)
Issuance of Class B
 Common Stock                                   20           737                                                       757
                             --------     --------      --------        --------      ---------      --------     --------
Balance on
 April 1, 2001               $  9,454     $  2,989      $ 97,569        $(23,559)     $  (1,499)     $(61,254)    $ 23,700
                             ========     ========      ========        ========      =========      -=======     ========




           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                                            First Quarter
                                                                                   -------------------------------
                                                                                        2001              2000
                                                                                   -------------     -------------
Cash Flows from Operating Activities
------------------------------------
Net loss                                                                           $   (1,782)        $   (1,957)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation expense                                                                 15,803             16,090
  Amortization of goodwill and intangibles                                              3,720              3,664
  Deferred income taxes (benefit)                                                      (1,164)            (1,053)
  Losses on sale of property, plant and equipment                                         524                482
  Amortization of debt costs                                                              213                246
  Amortization of deferred gain related to terminated
    interest rate swaps                                                                  (258)              (141)
  Undistributed losses of Piedmont Coca-Cola Bottling
    Partnership                                                                           935                 78
  (Increase) decrease in current assets less current liabilities                        8,232             (7,402)
  Increase in other noncurrent assets                                                    (184)            (1,006)
  Increase in other noncurrent liabilities                                                858              2,510
  Other                                                                                    27               (203)
                                                                                   ----------         ----------
Total adjustments                                                                      28,706             13,265
                                                                                   ----------         ----------
Net cash provided by operating activities                                              26,924             11,308
                                                                                   ----------         ----------

Cash Flows from Financing Activities
------------------------------------
Repayment of current portion of long-term debt                                         (1,776)           (25,504)
Proceeds from (repayment of) lines of credit, net                                     (12,900)            30,701
Cash dividends paid                                                                    (2,188)            (2,183)
Payments on capital lease obligations                                                    (976)            (1,327)
Other                                                                                     193               (375)
                                                                                   ----------         ----------
Net cash provided by (used in) financing activities                                   (17,647)             1,312
                                                                                   ----------         ----------

Cash Flows from Investing Activities
------------------------------------
Additions to property, plant and equipment                                            (10,682)           (15,841)
Proceeds from the sale of property, plant and equipment                                   935                952
Acquisition of companies, net of cash acquired                                                              (159)
                                                                                   ----------         ----------
Net cash used in investing activities                                                  (9,747)           (15,048)
                                                                                   ----------         ----------
Net decrease in cash                                                                     (470)            (2,428)
Cash at beginning of period                                                             8,425              9,050
                                                                                   ----------         ----------

Cash at end of period                                                              $    7,955         $    6,622
                                                                                   ==========         ==========

Significant non-cash investing and financing activities
-------------------------------------------------------
  Issuance of Class B Common Stock in connection with
    stock award                                                                           757
  Capital lease obligations incurred                                                                       1,313

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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year classifications.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



2. New Accounting Pronouncement

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended, which requires that all derivative instruments be recognized in the financial statements.

Currently, the Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates and to maintain its targeted fixed/floating rate mix. These agreements generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. The notional amount and interest payments in these agreements match the cash flows of the related liabilities. The notional balances of these agreements represent a balance used to calculate the exchange of cash flows and are not assets or liabilities of the Company. Accordingly, any market risk or opportunity associated with these agreements is offset by the opposite market impact on the related debt. The Company's credit risk related to interest rate swap agreements is considered low because they are entered into only with strong creditworthy counterparties and are generally settled on a net basis. The difference paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

In accordance with the provisions of SFAS No. 133, the Company has designated its current interest rate swap agreements as fair value hedges. The Company has determined that these agreements are highly effective in offsetting the fair value changes in a portion of the Company's debt portfolio. These derivatives and the related hedged debt amounts have been recognized in the financial statements at their fair value.

The adoption of SFAS No. 133 did not have a significant impact on the financial statements or results of operations during the first quarter of 2001. See Notes 7, 8 and 9 for additional information regarding long-term debt and current derivative positions.

The Company's equity investee, Piedmont Coca-Cola Bottling Partnership ("Piedmont"), has a similar risk management approach and has several interest rate swap agreements that have been designated as cash flow hedges. The effect of adoption of SFAS No. 133 and the impact during the first quarter 2001 related to Piedmont is summarized as follows:

         Impact of adoption, net of tax                             $       924
         Change in fair market value of cash flow hedges
           during first quarter 2001, net of tax                            575
                                                                    -----------
         Company's proportionate share of Piedmont's
           accum. other comprehensive loss                          $     1,499
                                                                    ===========

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


3. Summarized Income Statement Data of Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont to distribute and market soft drink products primarily in portions of North Carolina and South Carolina. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially own a 50% interest in Piedmont. The Company provides a portion of the soft drink products to Piedmont at cost and receives a fee for managing the business of Piedmont pursuant to a management agreement.

Summarized income statement data for Piedmont was as follows:

                                                                                                First Quarter
                                                                                          ------------------------
In Thousands                                                                                2001            2000
------------------------------------------------------------------------------------------------------------------
Net sales                                                                                 $66,079         $65,452
Gross margin                                                                               31,596          31,256
Income from operations                                                                      1,310           3,201
Net loss                                                                                   (1,872)           (156)




4. Inventories

Inventories were summarized as follows:
                                                                        April 1,          Dec. 31,        April 2,
In Thousands                                                              2001              2000            2000
------------------------------------------------------------------------------------------------------------------

Finished products                                                       $23,099           $22,907         $24,049
Manufacturing materials                                                   8,905            13,330          12,935
Plastic pallets and other                                                 3,921             4,265           4,595
------------------------------------------------------------------------------------------------------------------

Total inventories                                                       $35,925           $40,502         $41,579
------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                             April 1,          Dec. 31,         April 2,      Estimated
In Thousands                                                   2001             2000             2000        Useful Lives
--------------------------------------------------------------------------------------------------------------------------
Land                                                        $  11,208        $  11,311         $  12,332
Buildings                                                      96,300           97,012            95,911       10-50 years
Machinery and equipment                                        94,398           94,652            88,749        5-20 years
Transportation equipment                                      137,875          133,828           142,698        4-10 years
Furniture and fixtures                                         36,402           36,519            38,711        4-10 years
Vending equipment                                             287,807          285,772           291,357        6-13 years
Leasehold and land improvements                                38,938           39,597            41,503        5-20 years
Software for internal use                                      16,392           17,207            13,042         3-7 years
Construction in progress                                        1,700            1,162             9,530
--------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost                  721,020          717,060           733,833
Less: Accumulated depreciation and
  amortization                                                289,775          279,134           255,417
--------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                          $ 431,245        $ 437,926         $ 478,416
--------------------------------------------------------------------------------------------------------------------------


6. Identifiable Intangible Assets

The principal categories and estimated useful lives of identifiable intangible assets were as follows:

                                                             April 1,          Dec. 31,         April 2,      Estimated
In Thousands                                                  2001              2000             2000        Useful Lives
--------------------------------------------------------------------------------------------------------------------------
Franchise rights                                            $ 353,036        $ 353,036         $ 361,722          40 years
Customer lists                                                 54,864           54,864            54,864       17-23 years
Other                                                          16,668           16,668            16,668       17-23 years
--------------------------------------------------------------------------------------------------------------------------
Identifiable intangible assets                                424,568          424,568           433,254

Less: Accumulated amortization                                142,741          139,726           130,551
--------------------------------------------------------------------------------------------------------------------------

Identifiable intangible assets, net                         $ 281,827        $ 284,842         $ 302,703
--------------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


7. Long-Term Debt

Long-term debt was summarized as follows:

                                                   Interest         Interest          April 1,      Dec. 31,       April 2,
In Thousands                         Maturity        Rate             Paid              2001          2000           2000
-----------------------------------------------------------------------------------------------------------------------------

Lines of Credit                                                      Varies          $             $ 12,900       $ 77,300

Term Loan Agreement                   2004           5.51%           Varies            85,000        85,000         85,000

Term Loan Agreement                   2005           5.51%           Varies            85,000        85,000         85,000

Medium-Term Notes                     2002           8.56%           Semi-             47,000        47,000         47,000
                                                                     annually

Debentures                            2007           6.85%           Semi-            100,000       100,000        100,000
                                                                     annually

Debentures                            2009           7.20%           Semi-            100,000       100,000        100,000
                                                                     annually

Debentures                            2009           6.38%           Semi-            250,439       250,000        250,000
                                                                     annually

Other notes payable                   2001 -         5.75%-          Varies            10,473        12,250         13,496
                                      2006          10.00%
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      677,912       692,150        757,796

Less: Portion of long-term debt payable within one year                                57,317         9,904          3,266
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      620,595

Fair market value of interest rate swaps                                                 (439)
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                       $620,156      $682,246       $754,530
-----------------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



7. Long-Term Debt (cont.)


The Company had weighted average interest rates for its debt portfolio of 6.7%, 7.1% and 6.9% as of April 1, 2001, December 31, 2000 and April 2, 2000,
respectively. The Company's overall weighted average interest rate on long-term debt decreased from an average of 7.2% during the first quarter of 2000 to an average of 6.8% during the first quarter of 2001. After taking into account the effect of all of the interest rate swap activities, approximately 40%, 41% and 39% of the total debt portfolio was subject to changes in short-term interest rates as of April 1, 2001, December 31, 2000 and April 2, 2000, respectively.

A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first quarter of 2001 by approximately $.7 million and the net loss for the first quarter ended April 1, 2001 would have been increased by approximately $.4 million.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



8. Derivative Financial Instruments

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

Derivative financial instruments were summarized as follows:


                                           April 1, 2001               December 31, 2000                 April 2, 2000
--------------------------------------------------------------------------------------------------------------------------
                                         Notional    Remaining      Notional     Remaining         Notional    Remaining
In Thousands                              Amount       Term          Amount         Term            Amount        Term
--------------------------------------------------------------------------------------------------------------------------
Interest rate swap-floating                                                                        $  60,000    3.5 Years
Interest rate swap-fixed                                                                              60,000    3.5 Years
Interest rate swap-fixed                                                                              50,000    5.0 Years
Interest rate swaps-floating             $100,000    8.0 Years       $100,000     8.25 Years         100,000    9.0 Years
Interest rate cap                                                                                     35,000    .25 Years

The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



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

The carrying amounts and fair values of the Company's long-term debt and derivative financial instruments were as follows:

                                                April 1, 2001               December 31, 2000           April 2, 2000
                                     -------------------------------------------------------------------------------------
                                         Carrying        Fair           Carrying        Fair        Carrying        Fair
In Thousands                              Amount        Value            Amount        Value         Amount        Value
--------------------------------------------------------------------------------------------------------------------------
Public debt                              $497,439      $494,473         $497,000      $480,687      $497,000      $466,514
Non-public variable rate
  long-term debt                          170,000       170,000          182,900       182,900       247,300       247,300
Non-public fixed rate
  long-term debt                           10,473        10,533           12,250        12,433        13,496        13,612
Interest rate swaps                          (439)         (439)                         1,669                       6,893

The fair value of the interest rate swaps at April 1, 2001 represents the estimated amount the Company would have received upon termination of these agreements. The fair values of the interest rate swaps at December 31, 2000 and April 2, 2000 represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


10. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:


                                                                                         First Quarter
                                                                                -----------------------------
In Thousands                                                                      2001                 2000
-------------------------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                                 $    292            $  2,714
Accounts receivable, The Coca-Cola Company                                        (2,408)             (5,860)
Accounts receivable, other                                                         2,052               7,442
Inventories                                                                        4,577                 381
Prepaid expenses and other current assets                                         (2,472)             (1,807)
Accounts payable and accrued liabilities                                            (526)            (10,821)
Accounts payable, The Coca-Cola Company                                              216               2,929
Accrued interest payable                                                           3,979              (2,754)
Due to (from) Piedmont                                                             2,522                 374
                                                                                --------            --------

(Increase) decrease in current assets less current liabilities                  $  8,232            $ (7,402)
                                                                                ========            ========

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


11. Earnings Per Share

The following table sets forth the computation of basic net loss per share and diluted net loss per share:

                                                                                                First Quarter
                                                                                         --------------------------
In Thousands (Except Per Share Data)                                                        2001          2000
-------------------------------------------------------------------------------------------------------------------
Numerator:
----------
Numerator for basic net loss and diluted net loss                                    $   (1,782)        $   (1,957)

Denominator:
------------
Denominator for basic net loss per share -  weighted
  average common shares                                                                   8,753              8,733


Effect of dilutive securities - Stock options                                             *                  *
                                                                                     ----------         ----------

Denominator for diluted net loss per share -
 adjusted weighted average common shares                                                  8,753              8,733
                                                                                     ==========         ==========


Basic net loss per share                                                             $     (.20)        $     (.22)
                                                                                     ==========         ==========


Diluted net loss per share                                                           $     (.20)        $     (.22)
                                                                                     ==========         ==========


* Antidilutive

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

12. Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $37.4 million, $35.7 million and $31.5 million as of April 1, 2001, December 31, 2000 and April 2, 2000, respectively.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction:
-------------

The following discussion presents management's analysis of the results of operations for the first quarter of 2001 compared to the first quarter of 2000 and changes in financial condition from April 2, 2000 and December 31, 2000 to April 1, 2001. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

Coca-Cola Bottling Co. Consolidated (the "Company") had a net loss of $1.8 million or $.20 per share for the first quarter of 2001 compared with a net loss of $2.0 million or $.22 per share for the same period in 2000. Operating results for the quarter included constant territory physical case volume growth of 2% and higher contract sales to other bottlers. The Company sold most of its bottling territory in Kentucky and Ohio at the end of September 2000. Total marketing funding from The Coca-Cola Company and other beverage companies in the first quarter of 2001 was approximately $1.4 million less than in the first quarter of 2000. Lower interest rates and reduced debt balances resulted in a decrease in interest expense from the first quarter of 2000 of almost $1.8 million. The Company continues to experience strong free cash flow as evidenced by outstanding debt which declined to $677.5 million at April 1, 2001 compared to $757.8 million at April 2, 2000.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended, which requires that all derivative instruments be recognized in the financial statements. The adoption of SFAS No. 133 did not have a significant impact on the financial statements or results of operations during the first quarter of 2001.


Results of Operations:
----------------------

The Company's net loss for the first quarter of 2001 of $1.8 million or $.20 per share was slightly improved over a net loss of $2.0 million or $.22 per share in the first quarter of 2000. During fiscal year 2000, the Company increased its net selling price by approximately 6.5% to cover increased costs and improve operating margins. The increases in selling price during 2000 impacted unit sales volume which declined by approximately 5%. However, during the fourth quarter of 2000, volume began to rebound as constant territory physical volume increased by approximately 1.5%. In the first quarter of 2001, this trend continued as constant territory physical volume grew by approximately 2.2%.

The Company continues to experience solid growth for its bottled water, Dasani, with volume increasing 60% on a constant territory basis over the first quarter of 2000. Physical case volume for the Company's three largest selling brands, Coca-Cola classic, Sprite and diet Coke increased by 3% in the first quarter of 2001 versus the first quarter of 2000 after volume declines during fiscal year 2000.

Cost of sales on a per unit basis was relatively unchanged in the first quarter of 2001 compared to the same period in 2000. Increases in raw material costs were offset by a package mix shift from bottles to cans. Gross margin as a percentage of net sales on a constant territory basis was 46.3% in the first quarter of 2001 compared to 46.5% in the first quarter of 2000.

Selling, general and administrative expenses for the first quarter of 2001 increased 3% from the first quarter of 2000. The increase in selling, general and administrative expenses was due primarily to a reduction in marketing funding from The Coca-Cola Company and an increase in sales development costs. Selling, general and administrative employment costs increased by only .7% or $.3 million in the first quarter of 2001 on a constant territory basis.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. The Coca-Cola Company's marketing spending in the United States for 2001 is expected to be significantly higher than in 2000. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2001, it is not obligated to do so under the Company's master bottle contract. Total marketing funding support from The Coca-Cola Company and other beverage companies in the first quarter of 2001 and 2000 was $10.7 million and $12.1 million, respectively.

Depreciation expense decreased slightly between the first quarter of 2001 and the first quarter of 2000 which reflected the reduced level of capital spending in 2000. The Company expects its capital spending in 2001 will be comparable to the amount expended during 2000.

Interest expense of $12.2 million decreased by $1.8 million or 13% from the first quarter of 2000. The decrease is attributable to lower average interest rates on the Company's outstanding debt and lower debt balances. The Company's outstanding debt declined to $677.5 million at April 1, 2001 from $757.8 million at April 2, 2000. The Company's overall weighted average interest rate decreased from an average of 7.2% during the first quarter of 2000 to an average of 6.8% during the first quarter of 2001.

The Company's effective income tax rates for the first quarter of 2001 and 2000 were 39.5% and 35.0%, respectively. The effective income tax rate for fiscal year 2000 was 36%. The Company's first quarter 2001 effective tax rate reflects expected fiscal year 2001 earnings. The Company's effective income tax rate for the remainder of 2001 is dependent upon operating results and may change if the results for the year are different from current expectations.

Changes in Financial Condition:
-------------------------------

Working capital decreased $55.4 million from December 31, 2000 and $65.0 million from April 2, 2000 to April 1, 2001. The decreases from year-end and the first quarter of 2000 were due to an increase in the current portion of long-term debt of $47.4 million from year-end and $54.1 million from April 1, 2000. The increase in the current maturities reflected the reclassification of $47 million of the Company's Medium-Term Notes that mature in February 2002 and other notes payable of

$10 million that mature within one year. The Company intends to use its free cash flow and available lines of credit to repay these obligations as they mature.

Other changes in working capital between December 31, 2000 and April 1, 2001 included a decline in inventories of $4.6 million and an increase in accrued interest of $4.0 million. The decline in inventory balances was a result of the Company's ongoing value chain program which has reduced both raw material and finished goods inventories. The increase in accrued interest was due to the timing of payments on the Company's long-term debentures.

Other changes in working capital between April 2, 2000 and April 1, 2001 included an increase in accounts receivable, trade of $4.7 million, a decrease in inventories of $5.7 million, a decrease in accounts payable and accrued liabilities of $6.6 million and an increase in amounts due to Piedmont Coca-Cola Bottling Partnership ("Piedmont") of $15.8 million. The increase in amounts due to Piedmont resulted from increased cash flow at Piedmont as operating margins have improved and the timing of net cash flows.

Capital expenditures in the first quarter of 2001 were $10.7 million compared to $15.8 million in the first quarter of 2000.

Long-term debt, as of April 1, 2001, decreased by $80.3 million from April 2, 2000 and $14.7 million from December 31, 2000. A significant reduction in capital spending has provided the Company with additional cash flow to reduce long-term debt. Additionally, the Company sold bottling territory in Kentucky and Ohio in the third quarter of 2000 generating approximately $20 million of net cash flow that was used to repay long-term debt.

As of April 1, 2001, the Company had no amounts outstanding under its $170 million revolving credit facility or its lines of credit. As of April 1, 2001 the Company's debt portfolio had a weighted average interest rate of approximately 6.7% and approximately 40% of the total portfolio of $677.5 million was subject to changes in short-term interest rates.

It is the Company's intent to continue to grow through acquisitions of other Coca-Cola bottlers. Acquisition related costs including interest expense and non-cash charges such as amortization of intangible assets may be incurred. To the extent these expenses are incurred and are not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that the continued growth through acquisitions will enhance long-term stockholder value.

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

FORWARD-LOOKING STATEMENTS
--------------------------

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: our growth strategy increasing long-term stockholder value; the sufficiency of our financial resources to fund our operations and capital expenditure requirements; our expectations concerning capital expenditures and our expectations concerning The Coca-Cola Company's marketing spending in 2001. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Events or uncertainties that could adversely affect future periods include, without limitation: lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, an inability to meet requirements under bottling contracts, the inability of our aluminum can or PET bottle suppliers to meet our demand, material changes from expectations in the cost of raw materials, higher than expected fuel prices, an inability to meet projections for performance in newly acquired bottling territories and unfavorable interest rate fluctuations.

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

          10.1 Supplemental Savings Incentive Plan, as amended and restated as of January 1, 2001, between Eligible Employees of the Company and the Company.





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


                            COCA-COLA BOTTLING CO. CONSOLIDATED
                                        (REGISTRANT)


Date: May 14, 2001          By:          /s/ David V. Singer
                                ------------------------------------------------
                                             David V. Singer
                               Principal Financial Officer of the Registrant
                                                      and
                            Executive Vice President and Chief Financial Officer