Form 10-Q
period 2001-07-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2001-08-09
CIK 317540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                       July 1, 2001
--------------------------------------------------------------------------------

Commission File Number                                  0-9286
--------------------------------------------------------------------------------


                       COCA-COLA BOTTLING CO. CONSOLIDATED
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       56-0950585
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

              4100 Coca-Cola Plaza, Charlotte, North Carolina   28211
              -------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

                                 (704) 557-4400
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at August 1, 2001
             -----                                ------------------------------
Common Stock, $1.00 Par Value                                6,392,277
Class B Common Stock, $1.00 Par Value                        2,361,052

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                                    Second Quarter                         First Half
                                                              --------------------------          ---------------------------
                                                                 2001             2000               2001             2000
                                                              --------------------------          ---------------------------
Net sales (includes sales to Piedmont of
 $19,967, $21,251, $33,954 and $36,942)                       $ 271,678        $ 270,933          $ 501,735         $ 499,117
Cost of sales, excluding depreciation shown
 below (includes $14,768, $15,545, $25,689
 and $28,127 related to sales to Piedmont)                      146,970          143,002            270,560           265,245
                                                              ---------        ---------          ---------         ---------
Gross margin                                                    124,708          127,931            231,175           233,872
                                                              ---------        ---------          ---------         ---------
Selling, general and administrative expenses,
 excluding depreciation shown below                              82,747           83,815            159,116           158,057
Depreciation expense                                             16,595           16,224             32,398            32,314
Amortization of goodwill and intangibles                          3,720            3,666              7,440             7,330
                                                              ---------        ---------          ---------         ---------
Income from operations                                           21,646           24,226             32,221            36,171

Interest expense                                                 11,329           13,618             23,481            27,554
Other income (expense), net                                      (2,037)            (786)            (3,406)           (1,805)
                                                              ---------        ---------          ---------         ---------
Income before income taxes                                        8,280            9,822              5,334             6,812
Federal and state income taxes                                    3,271            3,505              2,107             2,452
                                                              ---------        ---------          ---------         ---------
Net income                                                    $   5,009        $   6,317          $   3,227         $   4,360
                                                              =========        =========          =========         =========

Basic net income per share                                    $     .57        $     .72          $     .37         $     .50

Diluted net income per share                                  $     .57        $     .71          $     .37         $     .50

Weighted average number of common
 shares outstanding                                               8,753            8,733              8,753             8,733

Weighted average number of common
 shares outstanding-assuming dilution                             8,825            8,837              8,824             8,785

Cash dividends per share
 Common Stock                                                 $     .25        $     .25          $     .50         $     .50
 Class B Common Stock                                         $     .25        $     .25          $     .50         $     .50

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                July 1,          Dec. 31,          July 2,
                                                                 2001             2000              2000
                                                              ----------       ----------        ----------
ASSETS
------

Current Assets:
---------------
Cash                                                          $    6,833       $    8,425        $    6,724
Accounts receivable, trade, less allowance for
 doubtful accounts of $904, $918 and $884                         68,149           62,661            66,291
Accounts receivable from The Coca-Cola Company                     4,784            5,380             6,110
Accounts receivable, other                                         6,187            8,247             5,966
Inventories                                                       36,014           40,502            40,864
Prepaid expenses and other current assets                         15,201           14,026            18,380
                                                              ----------       ----------        ----------
  Total current assets                                           137,168          139,241           144,335
                                                              ----------       ----------        ----------

Property, plant and equipment, net                               479,956          437,926           470,712
Investment in Piedmont Coca-Cola Bottling Partnership             59,858           62,730            62,212
Other assets                                                      60,280           60,846            61,595
Identifiable intangible assets, net                              278,811          284,842           298,993
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $36,995, $35,585 and $34,286                     75,102           76,512            56,982
                                                              ----------       ----------        ----------


Total                                                         $1,091,175       $1,062,097        $1,094,829
                                                              ==========       ==========        ==========

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                July 1,          Dec. 31,          July 2,
                                                                 2001             2000              2000
                                                              ----------       ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
-------------------
Portion of long-term debt payable within one year             $   57,132       $    9,904        $    3,243
Accounts payable and accrued liabilities                          96,981           84,324            96,006
Accounts payable to The Coca-Cola Company                          5,794            3,802             4,759
Due to Piedmont Coca-Cola Bottling Partnership                    23,121           16,436             8,593
Accrued interest payable                                          13,413           10,483            11,231
                                                              ----------       ----------        ----------
  Total current liabilities                                      196,441          124,949           123,832
Deferred income taxes                                            149,240          148,655           126,624
Other liabilities                                                 77,540           77,835            78,501
Long-term debt                                                   641,456          682,246           735,029
                                                              ----------       ----------        ----------
  Total liabilities                                            1,064,677        1,033,685         1,063,986
                                                              ----------      -----------        ----------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
--------------------
Convertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1 par value:
 Authorized - 30,000,000 shares;
 Issued - 9,454,651, 9,454,651 and 9,454,626 shares                9,454            9,454             9,454
Class B Common Stock, $1 par value:
 Authorized - 10,000,000 shares;
 Issued - 2,989,166, 2,969,166 and 2,969,191 shares                2,989            2,969             2,969
Class C Common Stock, $1 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                                    95,380           99,020           103,386
Accumulated deficit                                              (18,550)         (21,777)          (23,712)
Accumulated other comprehensive loss                              (1,521)
                                                              ----------       ----------        ----------
                                                                  87,752           89,666            92,097
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                        60,845           60,845            60,845
 Class B Common-628,114 shares                                       409              409               409
                                                              ----------       ----------        ----------
  Total stockholders' equity                                      26,498           28,412            30,843
                                                              ----------       ----------        ----------

Total                                                         $1,091,175       $1,062,097        $1,094,829
                                                              ==========       ==========        ==========

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                        Capital                   Accumulated
                                          Class B         in                         Other
                             Common       Common       Excess of        Accum.    Comprehensive  Treasury
                              Stock        Stock       Par Value       Deficit        Loss         Stock       Total
                            --------     --------      --------       --------      --------     --------     --------
Balance on
 January 2, 2000            $  9,454     $  2,969      $107,753       $(28,072)     $     -      $(61,254)    $ 30,850
Net income                                                               4,360                                   4,360
Cash dividends paid                                      (4,367)                                                (4,367)
                            --------     --------      --------       --------      --------     --------     --------
Balance on
 July 2, 2000               $  9,454     $  2,969      $103,386       $(23,712)     $     -      $(61,254)    $ 30,843
                            =========    ========      ========       ========      ========     ========     ========





Balance on
 December 31, 2000          $  9,454     $  2,969      $ 99,020       $(21,777)     $            $(61,254)    $ 28,412
Comprehensive
  income:
  Net income                                                             3,227                                   3,227
  Proportionate share
   of Piedmont's accum.
   other comprehensive
   loss at adoption of
   SFAS No. 133                                                                         (924)                     (924)
 Change in proportionate
  share of Piedmont's
  accum. other com-
  prehensive loss                                                                       (597)                     (597)
                                                                                                              --------
Total comprehensive
  income                                                                                                         1,706
Cash dividends paid                                      (4,377)                                                (4,377)
Issuance of Class B
 Common Stock                                  20           737                                                    757
                            --------     --------      --------       --------      --------     --------     --------
Balance on
 July 1, 2001               $  9,454     $  2,989      $ 95,380       $(18,550)     $ (1,521)    $(61,254)    $ 26,498
                            ========     ========      ========       ========      ========     ========     ========

          See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                                              First Half
                                                                                       -------------------------
                                                                                         2001             2000
Cash Flows from Operating Activities
------------------------------------
Net income                                                                             $ 3,227           $ 4,360
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                                  32,398            32,314
  Amortization of goodwill and intangibles                                               7,440             7,330
  Deferred income taxes                                                                  2,107             2,452
  Losses on sale of property, plant and equipment                                        1,447               618
  Amortization of debt costs                                                               420               486
  Amortization of deferred gain related to terminated
    interest rate swaps                                                                   (517)             (282)
  Undistributed losses (earnings) of Piedmont Coca-Cola
    Bottling Partnership                                                                   357            (1,996)
  (Increase) decrease in current assets less current liabilities                        25,503            (4,418)
  (Increase) decrease in other noncurrent assets                                           180              (585)
  Increase in other noncurrent liabilities                                               1,944             3,112
  Other                                                                                     52               470
                                                                                       -------           -------
Total adjustments                                                                       71,331            39,501
                                                                                       -------           -------
Net cash provided by operating activities                                               74,558            43,861
                                                                                       -------           -------


Cash Flows from Financing Activities
------------------------------------
Repayment of current portion of long-term debt                                          (1,961)          (25,527)
Proceeds from lines of credit, net                                                       8,400            11,200
Cash dividends paid                                                                     (4,377)           (4,367)
Payments on capital lease obligations                                                   (1,644)           (2,487)
Other                                                                                     (448)             (395)
                                                                                       -------           -------
Net cash used in financing activities                                                      (30)          (21,576)
                                                                                       -------           -------

Cash Flows from Investing Activities
------------------------------------
Additions to property, plant and equipment                                             (78,063)          (26,660)
Proceeds from the sale of property, plant and equipment                                  1,943             2,183
Acquisitions of companies, net of cash acquired                                                             (134)
                                                                                       -------           -------
Net cash used in investing activities                                                  (76,120)          (24,611)
                                                                                       -------           -------
Net decrease in cash                                                                    (1,592)           (2,326)

Cash at beginning of period                                                              8,425             9,050
                                                                                       -------           -------

Cash at end of period                                                                  $ 6,833           $ 6,724
                                                                                       =======           =======

Significant non-cash investing and financing activities:
  Issuance of Class B Common Stock in connection with stock award                          757
  Capital lease obligations incurred                                                                       1,313

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

The adoption of SFAS No. 133 did not have a significant impact on the financial statements or results of operations during the second quarter of 2001. See Notes 7, 8 and 9 for additional information regarding long-term debt and current derivative positions.

The Company's equity investee, Piedmont Coca-Cola Bottling Partnership ("Piedmont"), has a similar risk management approach and has several interest rate swap agreements that have been designated as cash flow hedges. The effect of adoption of SFAS No. 133 and the impact during the first half 2001 related to Piedmont is summarized as follows:

         In Thousands
         -----------------------------------------------------------------------
         Impact of adoption, net of tax                              $       924
         Change in fair market value of cash flow hedges
           during first half 2001, net of tax                                597
                                                                      ----------
         Company's proportionate share of Piedmont's
           accumulated other comprehensive loss                      $     1,521
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

                               Second Quarter              First Half
                              ----------------            ------------
In Thousands                 2001         2000         2001           2000
----------------------------------------------------------------------------
Net sales                  $78,512      $78,766     $144,591       $144,218
Gross margin                37,520       38,291       69,116         69,547
Income from operations       4,475        7,579        5,785         10,780
Net income (loss)            1,158        4,148         (714)         3,992




4. Inventories

Inventories were summarized as follows:
                                              July 1,     Dec. 31,    July 2,
In Thousands                                    2001       2000        2000
------------------------------------------------------------------------------
Finished products                             $24,448     $22,907     $25,550
Manufacturing materials                         7,834      13,330      11,105
Plastic pallets and other                       3,732       4,265       4,209
                                              -------     -------     -------
Total inventories                             $36,014     $40,502     $40,864
                                              =======     =======     =======

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                              July 1,         Dec. 31,          July 2,        Estimated
In Thousands                                                   2001             2000             2000         Useful Lives
--------------------------------------------------------------------------------------------------------------------------
Land                                                         $ 11,208         $ 11,311          $ 12,389
Buildings                                                      96,755           97,012            95,440       10-50 years
Machinery and equipment                                        93,190           94,652            91,664        5-20 years
Transportation equipment                                      146,135          133,886           138,646        4-10 years
Furniture and fixtures                                         36,822           36,519            37,515        4-10 years
Vending equipment                                             336,995          285,714           292,442        6-13 years
Leasehold and land improvements                                39,320           39,597            42,025        5-20 years
Software for internal use                                      19,130           17,207            14,273         3-7 years
Construction in progress                                        3,288            1,162             9,970
--------------------------------------------------------------------------------------------------------------------------

Total property, plant and equipment, at cost                  782,843          717,060           734,364

Less: Accumulated depreciation and
  amortization                                                302,887          279,134           263,652
--------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                           $479,956         $437,926          $470,712
--------------------------------------------------------------------------------------------------------------------------



6. Identifiable Intangible Assets

The principal categories and estimated useful lives of identifiable intangible assets were as follows:

                                                              July 1,          Dec. 31,         July 2,        Estimated
In Thousands                                                   2001              2000            2000         Useful Lives
--------------------------------------------------------------------------------------------------------------------------
Franchise rights                                             $353,036         $353,036          $361,105          40 years
Customer lists                                                 54,864           54,864            54,864       17-23 years
Other                                                          16,668           16,668            16,668       17-23 years
---------------------------------------------------------------------------------------------------------------------------
Identifiable intangible assets                                424,568          424,568           432,637

Less: Accumulated amortization                                145,757          139,726           133,644
--------------------------------------------------------------------------------------------------------------------------

Identifiable intangible assets, net                          $278,811         $284,842          $298,993
--------------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


7.  Long-Term Debt

Long-term debt was summarized as follows:
                                        Interest     Interest         July 1,       Dec. 31,        July 2,
In Thousands              Maturity        Rate         Paid            2001           2000            2000
------------------------------------------------------------------------------------------------------------
Lines of Credit             2002          4.18% -     Varies        $   21,300       $ 12,900       $ 57,800
                                          4.40%

Term Loan Agreement         2004          5.51%       Varies            85,000         85,000         85,000

Term Loan Agreement         2005          5.51%       Varies            85,000         85,000         85,000

Medium-Term Notes           2002          8.56%       Semi-             47,000         47,000         47,000
                                                       annually

Debentures                  2007          6.85%       Semi-            100,000        100,000        100,000
                                                       annually

Debentures                  2009          7.20%       Semi-            100,000        100,000        100,000
                                                       annually

Debentures                  2009          6.38%       Semi-            248,604        250,000        250,000
                                                       annually

Other notes payable         2001 -        5.75% -     Varies            10,288         12,250         13,472
                            2006         10.00%
------------------------------------------------------------------------------------------------------------
                                                                       697,192        692,150        738,272

Less: Portion of long-term debt payable within one year                 57,132          9,904          3,243
------------------------------------------------------------------------------------------------------------
                                                                       640,060        682,246        735,029

Fair market value of interest rate swaps                                 1,396
------------------------------------------------------------------------------------------------------------
Long-term debt                                                        $641,456       $682,246       $735,029
------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


7.  Long-Term Debt (cont.)

The Company borrows from time to time under lines of credit from various banks. On July 1, 2001, the Company had approximately $120 million of credit available under these lines, of which $21.3 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. The Company intends to renew such borrowings as they mature. To the extent that these borrowings and the borrowings under the revolving credit facility do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

The Company had weighted average interest rates for its debt portfolio of 6.3%, 7.1% and 7.2% as of July 1, 2001, December 31, 2000 and July 2, 2000,
respectively. The Company's overall weighted average interest rate on long-term debt decreased from an average of 7.3% during the first half of 2000 to an average of 6.7% during the first half of 2001. After taking into account the effect of all of the interest rate swap activities, approximately 42%, 41% and 38% of the total debt portfolio was subject to changes in short-term interest rates as of July 1, 2001, December 31, 2000 and July 2, 2000, respectively.

A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first half of 2001 by approximately $1.4 million and net income for the first half of 2001 would have decreased by approximately $.9 million.

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

Derivative financial instruments were summarized as follows:

                                 July 1, 2001         December 31, 2000            July 2, 2000
---------------------------------------------------------------------------------------------------
                             Notional  Remaining    Notional   Remaining       Notional   Remaining
In Thousands                  Amount      Term       Amount       Term          Amount       Term
---------------------------------------------------------------------------------------------------
Interest rate swap-floating                                                   $ 60,000    3.25 years
Interest rate swap-fixed                                                        60,000    3.25 years
Interest rate swap-fixed                                                        50,000    4.75 years
Interest rate swaps-floating $100,000  7.75 years   $100,000   8.25 years      100,000    8.75 years
Interest rate cap                                                               35,000     .25 years

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

The carrying amounts and fair values of the Company's long-term debt and derivative financial instruments were as follows:

                                   July 1, 2001              December 31, 2000             July 2, 2000
-------------------------------------------------------------------------------------------------------------
                              Carrying       Fair         Carrying        Fair       Carrying         Fair
In Thousands                   Amount        Value         Amount         Value       Amount          Value
-------------------------------------------------------------------------------------------------------------
Public debt                   $495,604      $487,500       $497,000      $480,687      $497,000      $462,304
Non-public variable rate
  long-term debt               191,300       191,300        182,900       182,900       227,800       227,800
Non-public fixed rate
  long-term debt                10,288        10,433         12,250        12,433        13,472        13,655
Interest rate swaps              1,396         1,396                        1,669                       6,772

The fair values of the interest rate swaps at July 1, 2001, December 31, 2000 and July 2, 2000 represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


10.   Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

                                                                               First  Half
                                                                    -------------------------------
In Thousands                                                          2001                   2000
---------------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                      $  (5,488)          $  (5,924)
Accounts receivable, The Coca-Cola Company                                 596                 (92)
Accounts receivable, other                                               2,060               7,972
Inventories                                                              4,488                 546
Prepaid expenses and other current assets                               (1,175)             (5,105)
Accounts payable and accrued liabilities                                13,415              (4,486)
Accounts payable, The Coca-Cola Company                                  1,992               2,413
Accrued interest payable                                                 2,930              (5,599)
Due to Piedmont Coca-Cola Bottling Partnership                           6,685               5,857
                                                                    ----------           ---------
(Increase) decrease in current assets less current liabilities       $  25,503           $  (4,418)
                                                                     =========           =========

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


11.   Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                                       Second Quarter               First Half
                                                                     -------------------       --------------------
In Thousands (Except Per Share Data)                                  2001         2000         2001          2000
-------------------------------------------------------------------------------------------------------------------
Numerator:
---------
Numerator for basic net income and diluted
  net income                                                         $5,009       $6,317       $3,227        $4,360

Denominator:
-----------
Denominator for basic net income per share -
  weighted average common shares                                      8,753        8,733        8,753         8,733

Effect of dilutive securities - stock options                            72          104           71            52
                                                                    -------      -------      -------       -------

Denominator for diluted net income per share -
  adjusted weighted average common shares                             8,825        8,837        8,824         8,785
                                                                    =======      =======      =======       =======

Basic net income per share                                           $  .57       $  .72       $  .37        $  .50
                                                                    =======      =======      =======       =======

Diluted net income per share                                         $  .57       $  .71       $  .37        $  .50
                                                                    =======      =======      =======       =======


12.   Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $38.3 million, $35.7 million and $36.6 million as of July 1, 2001, December 31, 2000 and July 2, 2000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction:
------------

Coca-Cola Bottling Co. Consolidated (the "Company") is engaged in the production, marketing and distribution of products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states, primarily in the southeast. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, teas, juices, isotonics and bottled water. The Company also is a partner in a partnership with The Coca-Cola Company that operates additional bottling territory.

Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the forward-looking statements at the end of Item 2.

Overview:
--------

The following discussion presents management's analysis of the results of operations for the second quarter and first six months of 2001 compared to the second quarter and first six months of 2000 and changes in financial condition from July 2, 2000 and December 31, 2000 to July 1, 2001. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported net income of $5.0 million or $.57 per share for the second quarter of 2001 compared with net income of $6.3 million or $.72 per share for the same period in 2000. For the first half of 2001, net income was $3.2 million or $.37 per share compared to net income of $4.4 million or $.50 per share for the first half of 2000. Operating results for the second quarter and first half of 2001 included constant territory physical case volume growth of 3%. On a constant territory basis, net sales increased by 2% in the second quarter and 2.6% in the first half of 2001. The Company sold most of its bottling territory in Kentucky and Ohio at the end of September 2000. Cash operating profit, which includes net income plus interest, income taxes, depreciation, amortization and other non-operating expenses, declined by 3% for the second quarter and first half of 2001 on a constant territory basis. Cash operating profit is used as an indicator of operating performance and is not a replacement of other measurements of performance, such as cash flow from operations and operating income, as defined and required by generally accepted accounting principles.

Decreases in income from operations in both the second quarter and first half of 2001 were offset somewhat by reduced interest expense. Lower interest rates and reduced debt balances resulted in a decrease in interest expense from the second quarter and first half of 2000 of $2.3 million and $4.1 million, respectively. The Company continues to experience strong free cash flow as evidenced by the change in outstanding debt, which declined to $698.6 million as of July 1, 2001 compared to $738.3 million as of July 2, 2000. During the second quarter of 2001, the Company purchased certain vending equipment for approximately $49 million that was previously leased.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended, which requires that all derivative instruments be recognized in the financial statements. The adoption of SFAS No. 133 did not have a significant impact on the financial statements or results of operations during the first half of 2001.

Results of Operations:
---------------------

The Company's net income for the second quarter of 2001 of $5.0 million or $.57 per share was lower than net income of $6.3 million or $.72 per share in the second quarter of 2000. Net income for the first half of 2001 of $3.2 million or $.37 per share was down from $4.4 million or $.50 per share in 2000. During 2000, the Company increased its net selling price by 6.5% to cover increased costs and improve operating margins. The increases in selling price during 2000 impacted unit sales volume which declined by 5%. Constant territory physical case volume increased by 3% during the second quarter and the first half of 2001 compared to comparable periods in the prior year. The increased sales volume resulted in an increase in constant territory net sales of 2.6% for the first half of the year. Net selling price per case in the first half of 2001 decreased by .8% as compared to the first half of 2000.

The Company continues to experience strong growth for its bottled water, Dasani. New packaging, including twelve-ounce bottles and multipacks, contributed to an increase in volume of 60% for Dasani on a constant territory basis compared to the first half of 2000. Noncarbonated beverages, including bottled water, comprise approximately 8% of the Company's total sales volume through the first half of 2001. Volume for the Company's three largest selling brands, Coca-Cola classic, Sprite and diet Coke, increased by approximately 1.5% in the first half of 2001 after volume declines during 2000.

Cost of sales on a per unit basis in the second quarter and the first half of 2001 was flat compared to the same periods in 2000 as increases in raw material costs were offset by a package mix shift from bottles to cans. Gross margin as a percentage of net sales was 46.1% in the first half of 2001 compared to 46.9% in the first half of 2000 on a constant territory basis.

Selling, general and administrative expenses for the second quarter and first half of 2001 increased .5% and 2.6%, respectively, from the same periods in 2000 on a constant territory basis. The increase in selling, general and administrative expenses was due primarily to higher employee compensation costs and an increase in sales development costs.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. The Coca-Cola Company's marketing spending in the United States for 2001 is expected to be significantly higher than in 2000. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2001, it is not obligated to do so under the Company's master bottle contract. Total marketing funding support from The Coca-Cola

Company and other beverage companies in the first half of 2001 and 2000 was $22.9 million and $24.3 million, respectively.

Depreciation expense increased by approximately $.4 million between the second quarter of 2001 and the second quarter of 2000. The increase was due primarily to the purchase during the second quarter of 2001 of approximately $49 million of cold drink equipment that was previously leased. This purchase was financed with the Company's lines of credit. On a constant territory basis, depreciation expense for the second quarter and the first half of 2001 declined by $.5 million and $.3 million, respectively, from comparable periods in the prior year. The Company expects its capital spending in 2001, excluding the purchase of previously leased equipment discussed above, will be in the range of amounts expended during 2000.

Interest expense for the second quarter of 2001 of $11.3 million decreased by $2.3 million or 17% from the second quarter of 2000. Interest expense for the first half of 2001 decreased by $4.1 million or 15% from the same period in the prior year. The decrease in interest is attributable to lower average interest rates on the Company's outstanding debt and lower debt balances. The Company's outstanding long-term debt declined to $698.6 million at July 1, 2001 from $738.3 million at July 2, 2000. The long-term debt balance at July 1, 2001 includes borrowings used to finance the $49 million buyout of leased equipment discussed above. The Company's overall weighted average interest rate decreased from an average of 7.3% during the first half of 2000 to an average of 6.7% during the first half of 2001.

Other expense, net for the first half of 2001 increased $1.6 million from the same period in 2000. A significant portion of this increase related to additional retirements of property, plant and equipment.

The Company's effective income tax rates for the second quarter of 2001 and 2000 were 39.5% and 35.7%, respectively. The Company's effective income tax rates for the first half of 2001 and 2000 were 39.5% and 36.0%, respectively. The effective income tax rate for fiscal year 2000 was 36%.

Changes in Financial Condition:
------------------------------

Working capital decreased $73.6 million from December 31, 2000 to July 1, 2001. The most significant component of the decrease from December 31, 2000 was an increase in the current portion of long-term debt of $47.2 million. The increase in the current portion of long-term debt includes $47 million of Medium-Term Notes that mature during the first quarter of 2002. Other components of the decrease in working capital include an increase in accounts payable and accrued liabilities of $12.7 million and an increase in amounts due to Piedmont Coca-Cola Bottling Partnership ("Piedmont") of $6.7 million. The increase in amounts due to Piedmont resulted primarily from additional free cash flow at Piedmont.

Working capital decreased by $79.8 million from July 2, 2000 to July 1, 2001. Similar to the change from December 31, 2000, the decrease in working capital was primarily due to an increase in the current portion of long-term debt of $53.9 million, an increase in amounts due to Piedmont of $14.5 million and a decline in inventory of $4.9 million.

Capital expenditures in the first half of 2001 were $78.1 million compared to $26.7 million in the first half of 2000. Expenditures for the first half of 2001 include the purchase of approximately $49 million of previously leased equipment completed during the second quarter, which purchase was financed with the Company's lines of credit.

Long-term debt decreased by $39.7 million from July 2, 2000 and increased by $6.4 million from December 31, 2000. The Company sold bottling territory in Kentucky and Ohio in the third quarter of 2000 generating approximately $20 million of net cash flow that was used to repay long-term debt. The increase in long-term debt from December 31, 2000 is due to the purchase of equipment previously leased for approximately $49 million during the second quarter as discussed above. Excluding the purchase of the leased equipment, long-term debt would have declined by approximately $43 million from December 31, 2000 to July 1, 2001.

As of July 1, 2001, the Company had no amounts outstanding under its revolving credit facility and $21.3 million outstanding under lines of credit. As of July 1, 2001 the debt portfolio had a weighted average interest rate of 6.3% and approximately 42% of the total portfolio of $698.6 million was subject to changes in short-term interest rates.

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

FORWARD-LOOKING STATEMENTS
--------------------------

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: our growth strategy increasing long-term stockholder value; the sufficiency of our financial resources to fund our current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax liabilities and dividends for stockholders; our expectations concerning capital expenditures; our expectations concerning The Coca-Cola Company's marketing spending in 2001 and our belief that the ultimate disposition of the claims and legal proceedings in which we are involved will not have a material adverse effect on our business and operations. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Events or uncertainties that could adversely affect future periods include, without limitation: lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, an inability to meet requirements under bottling contracts, the inability of our aluminum can or PET bottle suppliers to meet our demand, material changes from expectations in the cost of raw materials, higher than expected fuel prices, an inability to meet projections for performance in newly acquired bottling territories and unfavorable interest rate fluctuations.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of the Company's stockholders was held on May 9,
         2001.

(b) The meeting was held to consider and vote upon electing four directors, each for a term of three years or until his successor shall be elected and shall qualify.

         The votes cast with respect to each director are summarized as follows:

         Director Name              For        Withheld   Total Votes
         -------------              ---        --------   -----------
         J. Frank Harrison, III   52,796,342    368,991   53,165,333
         J. Frank Harrison, Jr.   53,042,339    122,995   53,165,334
         Ned R. McWherter         52,942,376    222,957   53,165,333
         James L. Moore, Jr.      53,042,567    122,766   53,165,333



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number    Description
     -------   -----------

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

     10.1 Employment Agreement Termination dated as of April 27, 2001, between the Company and James L. Moore, Jr.

     10.2 Officer Retention Plan (ORP), as amended and restated as of January 1, 2001, between Eligible Employees of the Company and the Company.


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


                                    COCA-COLA BOTTLING CO. CONSOLIDATED
                                               (REGISTRANT)


Date: August 9, 2001             By:       /s/   David V. Singer
                                    --------------------------------------------
                                                 David V. Singer
                                 Principal Financial Officer of the Registrant
                                                       and
                              Executive Vice President - Chief Financial Officer