Form 10-Q
period 2001-09-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2001-11-09
CIK 317540

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  September 30, 2001
--------------------------------------------------------------------------------

Commission File Number                          0-9286
--------------------------------------------------------------------------------


                      COCA-COLA BOTTLING CO. CONSOLIDATED
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                   56-0950585
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
            or organization)                                    No.)


            4100 Coca-Cola Plaza, Charlotte, North Carolina   28211
            -------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (704) 557-4400
                 --------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No _____
                                           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at November 1, 2001
            -----                               -------------------------------
Common Stock, $1.00 Par Value                              6,392,277
Class B Common Stock, $1.00 Par Value                      2,361,052

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                         Sept. 30,   Dec. 31,    Oct. 1,
                                                            2001       2000        2000
                                                          --------   --------    --------
ASSETS
------

Current Assets:
--------------
Cash                                                    $    6,252  $    8,425  $   24,971
Accounts receivable, trade, less allowance for
 doubtful accounts of $950, $918 and $813                   63,762      62,661      61,487
Accounts receivable from The Coca-Cola Company               7,860       5,380       6,764
Accounts receivable, other                                   4,611       8,247       6,257
Inventories                                                 37,180      40,502      39,430
Prepaid expenses and other current assets                   14,688      14,026      16,707
                                                        ----------  ----------    --------
  Total current assets                                     134,353     139,241     155,616
                                                        ----------  ----------    --------

Property, plant and equipment, net                         471,891     437,926     458,655
Investment in Piedmont Coca-Cola Bottling Partnership       60,229      62,730      63,460
Other assets                                                60,544      60,846      62,808
Identifiable intangible assets, net                        275,795     284,842     287,089
Excess of cost over fair value of net assets of
 businesses acquired, less accumulated
 amortization of $37,699, $35,585 and $34,858               74,398      76,512      56,409
                                                        ----------  ----------    --------


Total                                                   $1,077,210  $1,062,097  $1,084,037
                                                        ==========  ==========  ==========

          See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)


                                                        Sept. 30,    Dec. 31,      Oct. 1,
                                                          2001         2000         2000
                                                       ----------   ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
--------------------
Portion of long-term debt payable within one year      $   56,891   $    9,904   $    3,213
Accounts payable and accrued liabilities                   89,146       84,324       90,110
Accounts payable to The Coca-Cola Company                   9,543        3,802        6,790
Due to Piedmont Coca-Cola Bottling Partnership             23,746       16,436       16,472
Accrued interest payable                                   13,310       10,483       13,840
                                                       ----------   ----------   ----------
  Total current liabilities                               192,636      124,949      130,425
Deferred income taxes                                     149,309      148,655      130,223
Other liabilities                                          77,376       77,835       78,802
Long-term debt                                            626,256      682,246      709,529
                                                       ----------   ----------   ----------
  Total liabilities                                     1,045,577    1,033,685    1,048,979
                                                       ----------   ----------   ----------

Commitments and Contingencies (Note 12)

Stockholders' Equity:
---------------------
Convertible Preferred Stock, $100.00 par value:
 Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
 Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
 Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
 Authorized - 30,000,000 shares;
 Issued - 9,454,651 shares                                  9,454        9,454        9,454
Class B Common Stock, $1.00 par value:
 Authorized - 10,000,000 shares;
 Issued - 2,989,166, 2,969,166 and 2,969,166 shares         2,989        2,969        2,969
Class C Common Stock, $1.00 par value:
 Authorized-20,000,000 shares; Issued-None
Capital in excess of par value                             93,192       99,020      101,203
Accumulated deficit                                       (10,635)     (21,777)     (17,314)
Accumulated other comprehensive loss                       (2,113)
                                                       ----------   ----------   ----------
                                                           92,887       89,666       96,312
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                 60,845       60,845       60,845
 Class B Common-628,114 shares                                409          409          409
                                                       ----------   ----------   ----------
  Total stockholders' equity                               31,633       28,412       35,058
                                                       ----------   ----------   ----------

Total                                                  $1,077,210   $1,062,097   $1,084,037
                                                       ==========   ==========   ==========

          See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                                   Third Quarter                       First Nine Months
                                                             -------------------------          ------------------------------
                                                                2001           2000                2001                2000
                                                             ---------      ----------          ----------          ----------
Net sales (includes sales to Piedmont of
 $20,591, $18,351, $54,545 and $55,293)                      $ 266,604      $  258,565          $  768,339          $  757,682
Cost of sales, excluding depreciation shown
 below (includes $14,535, $13,582, $40,224
 and $41,709 related to sales to Piedmont)                     145,496         137,559             416,056             402,804
                                                             ---------      ----------          ----------          ----------
Gross margin                                                   121,108         121,006             352,283             354,878
                                                             ---------      ----------          ----------          ----------
Selling, general and administrative expenses,
 excluding depreciation shown below                             80,518          81,772             239,634             239,829
Depreciation expense                                            16,810          16,271              49,208              48,585
Amortization of goodwill and intangibles                         3,721           3,641              11,161              10,971
                                                             ---------      ----------          ----------          ----------
Income from operations                                          20,059          19,322              52,280              55,493

Interest expense                                                10,764          13,570              34,245              41,124
Other income (expense), net                                       (924)          4,245              (4,330)              2,440
                                                             ---------      ----------          ----------          ----------
Income before income taxes                                       8,371           9,997              13,705              16,809
Federal and state income taxes                                     456           3,599               2,563               6,051
                                                             ---------      ----------          ----------          ----------
Net income                                                   $   7,915      $    6,398          $   11,142          $   10,758
                                                             =========      ==========          ==========          ==========

Basic net income per share                                   $     .90      $      .73          $     1.27          $     1.23

Diluted net income per share                                 $     .90      $      .73          $     1.26          $     1.22

Weighted average number of common
 shares outstanding                                              8,753           8,733               8,753               8,733

Weighted average number of common
 shares outstanding-assuming dilution                            8,818           8,811               8,822               8,830

Cash dividends per share
 Common Stock                                                $     .25      $      .25          $      .75          $      .75
 Class B Common Stock                                        $     .25      $      .25          $      .75          $      .75

          See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                          Capital                          Accumulated
                                           Class B          in                                Other
                            Common         Common        Excess of          Accum.        Comprehensive     Treasury
                             Stock          Stock        Par Value         Deficit             Loss           Stock         Total
                            -------        -------       ----------       ----------     ---------------    ----------     ---------
Balance on
 January 2, 2000             $ 9,454       $  2,969      $  107,753       $  (28,072)    $             -    $  (61,254)    $ 30,850
Net income                                                                    10,758                                         10,758
Cash dividends paid                                          (6,550)                                                         (6,550)
                             -------       --------      ----------       ----------     ---------------    ----------     --------
Balance on
 October 1, 2000             $ 9,454       $  2,969      $  101,203       $  (17,314)    $             -    $  (61,254)    $ 35,058
                             =======       ========      ==========       ==========     ===============    ==========     ========




Balance on
 December 31, 2000           $ 9,454       $  2,969      $   99,020       $  (21,777)    $             -    $  (61,254)    $ 28,412
Comprehensive
  income:
  Net income                                                                  11,142                                         11,142
  Proportionate share
   of Piedmont's accum.
   other comprehensive
   loss at adoption of
   SFAS No. 133                                                                                     (924)                      (924)
  Change in proportionate
   share of Piedmont's
   accum. other com-
   prehensive loss                                                                                (1,189)                    (1,189)
                                                                                                                           --------
Total comprehensive
  income                                                                                                                      9,029
Cash dividends paid                                          (6,565)                                                         (6,565)
Issuance of Class B
 Common Stock                                    20             737                                                             757
                             -------       --------      ----------       ----------     ---------------    ----------     --------
 Balance on
 September 30, 2001          $ 9,454       $  2,989      $   93,192       $  (10,635)    $        (2,113)   $  (61,254)    $ 31,633
                             =======       ========      ==========       ==========     ===============    ==========     ========

          See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                           First Nine Months
                                                                      ----------------------------
                                                                        2001                2000
                                                                      --------            --------
Cash Flows from Operating Activities
------------------------------------
Net income                                                            $ 11,142            $ 10,758
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                  49,208              48,585
  Amortization of goodwill and intangibles                              11,161              10,971
  Deferred income taxes                                                  5,413               6,051
  Losses on sale of property, plant and equipment                          573               1,386
  Gain on sale of bottling territory                                                        (8,829)
  Provision for impairment of property, plant and equipment                                  3,247
  Amortization of debt costs                                               625                 713
  Amortization of deferred gain related to terminated
   interest rate swaps                                                    (775)               (464)
  Undistributed earnings of Piedmont                                      (993)             (3,244)
  Decrease in current assets less current liabilities                   24,174               9,425
  Increase in other noncurrent assets                                     (291)             (2,913)
  Increase (decrease) in other noncurrent liabilities                     (123)              4,167
  Other                                                                    605                (393)
                                                                      --------            --------
Total adjustments                                                       89,577              68,702
                                                                      --------            --------
Net cash provided by operating activities                              100,719              79,460
                                                                      --------            --------
Cash Flows from Financing Activities
------------------------------------
Repayment of current portion of long-term debt                          (2,203)            (25,557)
Repayment of lines of credit, net                                       (6,800)            (14,300)
Cash dividends paid                                                     (6,565)             (6,550)
Payments on capital lease obligations                                   (2,347)             (3,513)
Termination of interest rate swap agreements                                                  (292)
Other                                                                     (848)                116
                                                                      --------            --------
Net cash used in financing activities                                  (18,763)            (50,096)
                                                                      --------            --------
Cash Flows from Investing Activities
------------------------------------
Additions to property, plant and equipment                             (87,735)            (38,891)
Proceeds from the sale of property, plant and equipment                  3,606               2,623
Acquisitions of companies, net of cash acquired                                               (175)
Proceeds from sale of bottling territory                                                    23,000
                                                                      --------            --------
Net cash used in investing activities                                  (84,129)            (13,443)
                                                                      --------            --------
Net increase (decrease) in cash                                         (2,173)             15,921
Cash at beginning of period                                              8,425               9,050
                                                                      --------            --------

Cash at end of period                                                 $  6,252            $ 24,971
                                                                      ========            ========
Significant non-cash investing and financing activities:
  Issuance of Class B Common Stock in connection with stock award          757
  Capital lease obligations incurred                                                         1,313

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

The adoption of SFAS No. 133 did not have a significant impact on the financial statements or results of operations during the first nine months of 2001. See Notes 7, 8 and 9 for additional information regarding long-term debt and current derivative positions.

The Company's equity investee, Piedmont Coca-Cola Bottling Partnership ("Piedmont"), has a similar risk management approach and has several interest rate swap agreements that have been designated as cash flow hedges. The effect of adoption of SFAS No. 133 and the impact during the first nine months of 2001 related to Piedmont were as follows:


         In Thousands
         ---------------------------------------------------------------
         Impact of adoption, net of tax                         $   924
         Change in fair market value of cash flow hedges
           during first nine months of 2001, net of tax           1,189
                                                                -------
         Company's proportionate share of Piedmont's
           accumulated other comprehensive loss                 $ 2,113
                                                                =======

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

                                         Third Quarter        First Nine Months
                                      ------------------     -------------------
In Thousands                            2001       2000        2001        2000
--------------------------------------------------------------------------------

Net sales                             $80,094    $76,188     $224,685   $220,406
Gross margin                           38,808     36,658      107,924    106,205
Income from operations                  5,820      6,099       11,605     16,879
Net income                              2,700      2,496        1,986      6,488




4. Inventories

Inventories were summarized as follows:
                                             Sept. 30,     Dec. 31,     Oct. 1,
In Thousands                                   2001         2000         2000
--------------------------------------------------------------------------------

Finished products                              $25,730     $ 22,907    $ 24,362
Manufacturing materials                          7,446       13,330      10,510
Plastic pallets and other                        4,004        4,265       4,558
                                               -------     --------    --------
Total inventories                              $37,180     $ 40,502    $ 39,430
                                               =======     ========    ========

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



5.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                Sept. 30,       Dec. 31,       Oct. 1,         Estimated
In Thousands                                      2001           2000           2000          Useful Lives
----------------------------------------------------------------------------------------------------------
Land                                             $ 11,158       $ 11,311       $ 12,584
Buildings                                          96,943         97,012         96,329        10-50 years
Machinery and equipment                            93,949         94,652         92,740         5-20 years
Transportation equipment                          143,537        133,886        137,510         4-10 years
Furniture and fixtures                             36,881         36,519         34,663         4-10 years
Vending equipment                                 335,246        285,714        287,826         6-13 years
Leasehold and land improvements                    40,307         39,597         41,431         5-20 years
Software for internal use                          20,135         17,207         16,050          3-7 years
Construction in progress                            3,203          1,162         10,549
----------------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost      781,359        717,060        729,682

Less: Accumulated depreciation and
  amortization                                    309,468        279,134        271,027
----------------------------------------------------------------------------------------------------------

Property, plant and equipment, net               $471,891       $437,926       $458,655
----------------------------------------------------------------------------------------------------------




6.  Identifiable Intangible Assets

The principal categories and estimated useful lives of identifiable intangible assets were as follows:

                                       Sept. 30,       Dec. 31,         Oct. 1,         Estimated
In Thousands                             2001            2000            2000          Useful Lives
---------------------------------------------------------------------------------------------------
Franchise rights                        $353,036        $353,036        $352,269           40 years
Customer lists                            54,864          54,864          54,864        17-23 years
Other                                     16,668          16,668          16,668        17-23 years
---------------------------------------------------------------------------------------------------
Identifiable intangible assets           424,568         424,568         423,801

Less: Accumulated amortization           148,773         139,726         136,712
---------------------------------------------------------------------------------------------------

Identifiable intangible assets, net     $275,795        $284,842        $287,089
---------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

7.  Long-Term Debt

Long-term debt was summarized as follows:

                                                        Interest         Interest    Sept. 30,    Dec. 31,    Oct. 1,
In Thousands                                Maturity      Rate             Paid       2001         2000        2000
------------------------------------------------------------------------------------------------------------------------------------
Lines of Credit                               2002       3.70%            Varies    $  6,100    $ 12,900    $ 32,300

Term Loan Agreement                           2004       4.01%            Varies      85,000      85,000      85,000

Term Loan Agreement                           2005       4.01%            Varies      85,000      85,000      85,000

Medium-Term Notes                             2002       8.56%            Semi-       47,000      47,000      47,000
                                                                          annually

Debentures                                    2007       6.85%            Semi-      100,000     100,000     100,000
                                                                          annually

Debentures                                    2009       7.20%            Semi-      100,000     100,000     100,000
                                                                          annually

Debentures                                    2009       6.38%            Semi-      256,221     250,000     250,000
                                                                          annually

Other notes payable                           2001 -     5.75% -          Varies      10,047      12,250      13,442
                                              2006      10.00%
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     689,368     692,150     712,742

Less: Portion of long-term debt payable within one year                               56,891       9,904       3,213
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     632,477     682,246     709,529

Fair market value of interest rate swaps                                              (6,221)
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                      $626,256    $682,246    $709,529
------------------------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


7. Long-Term Debt (cont.)

The Company borrows from time to time under lines of credit from various banks. On September 30, 2001, the Company had approximately $65 million of credit available under these lines, of which $6.1 million was outstanding. Loans under these lines are made at the sole discretion of the banks at rates negotiated at the time of borrowing. The Company intends to renew such borrowings as they mature. To the extent that these borrowings and the borrowings under the revolving credit facility do not exceed the amount available under the Company's $170 million revolving credit facility, they are classified as noncurrent liabilities.

The Company had weighted average interest rates for its debt portfolio of 6.0%, 7.1% and 7.1% as of September 30, 2001, December 31, 2000 and October 1, 2000, respectively. The Company's overall weighted average interest rate on long-term debt decreased from an average of 7.2% during the first nine months of 2000 to an average of 6.6% during the first nine months of 2001. After taking into account the effect of all of the interest rate swap activities, approximately 40%, 41% and 42% of the total debt portfolio was subject to changes in short-term interest rates as of September 30, 2001, December 31, 2000 and October 1, 2000, respectively.

A rate increase of 1% on the floating rate component of the Company's debt would have increased interest expense for the first nine months of 2001 by approximately $2.1 million and net income for the first nine months of 2001 would have decreased by approximately $1.3 million.

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

Derivative financial instruments were summarized as follows:

                                 September 30, 2001            December 31, 2000              October 1, 2000
                               -----------------------------------------------------------------------------------
                               Notional      Remaining       Notional     Remaining        Notional     Remaining
In Thousands                    Amount         Term           Amount       Term             Amount        Term
------------------------------------------------------------------------------------------------------------------
Interest rate swaps-floating   $100,000      7.50 years      $100,000     8.25 years      $100,000      8.50 years

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

The carrying amounts and fair values of the Company's long-term debt and derivative financial instruments were as follows:



                                 September 30, 2001         December 31, 2000              October 1, 2000
                                --------------------------------------------------------------------------------
                                Carrying     Fair           Carrying         Fair         Carrying        Fair
In Thousands                     Amount      Value           Amount         Value          Amount        Value
----------------------------------------------------------------------------------------------------------------
Public debt                     $503,221   $503,252         $497,000       $480,687       $497,000      $466,689
Non-public variable rate
  long-term debt                 176,100    176,100          182,900        182,900        202,300       202,300
Non-public fixed rate
  long-term debt                  10,047     10,326           12,250         12,433         13,442        13,578
Interest rate swaps               (6,221)    (6,221)                          1,669                        6,744

The fair values of the interest rate swaps at September 30, 2001 represent the estimated amounts the Company would have received upon termination of these agreements. The fair values of the interest rate swaps at December 31, 2000 and October 1, 2000 represent the estimated amounts the Company would have had to pay to terminate these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


10.   Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

                                                        First Nine Months
                                                       --------------------
In Thousands                                              2001       2000
---------------------------------------------------------------------------
Accounts receivable, trade, net                         $(1,101)  $ (1,120)
Accounts receivable, The Coca-Cola Company               (2,480)      (746)
Accounts receivable, other                                3,636      7,681
Inventories                                               3,322      2,585
Prepaid expenses and other current assets                  (662)    (3,438)
Accounts payable and accrued liabilities                  5,581    (10,727)
Accounts payable, The Coca-Cola Company                   5,741      4,444
Accrued interest payable                                  2,827     (2,990)
Due to Piedmont                                           7,310     13,736
                                                        -------   --------
Decrease in current assets less current liabilities     $24,174   $  9,425
                                                        =======   ========

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


11.    Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:


                                                              Third Quarter                First Nine Months
                                                           -------------------           ---------------------
In Thousands (Except Per Share Data)                        2001        2000              2001          2000
--------------------------------------------------------------------------------------------------------------
Numerator:
----------
Numerator for basic net income and diluted
  net income                                               $7,915      $6,398            $11,142       $10,758

Denominator:
------------
Denominator for basic net income per share -
  weighted average common shares                            8,753       8,733              8,753         8,733

Effect of dilutive securities - stock options                  65          78                 69            97
                                                           ------      ------            -------       -------

Denominator for diluted net income per share -
  adjusted weighted average common shares                   8,818       8,811              8,822         8,830
                                                           ======      ======            =======       =======

Basic net income per share                                 $  .90      $  .73            $  1.27       $  1.23
                                                           ======      ======            =======       =======

Diluted net income per share                               $  .90      $  .73            $  1.26       $  1.22
                                                           ======      ======            =======       =======


12.   Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $36.7 million, $35.7 million and $36.0 million as of September 30, 2001, December 31, 2000 and October 1, 2000, respectively.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction:
------------

Coca-Cola Bottling Co. Consolidated (the "Company") is engaged in the production, marketing and distribution of products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states, primarily in the southeast. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, teas, juices, isotonics and bottled water. The Company is also a partner with The Coca-Cola Company in a partnership that operates additional bottling territory.

Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

Overview:
--------

The following discussion presents management's analysis of the results of operations for the third quarter and first nine months of 2001 compared to the third quarter and first nine months of 2000 and changes in financial condition from October 1, 2000 and December 31, 2000 to September 30, 2001. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported net income of $7.9 million or $.90 per share for the third quarter of 2001 compared with net income of $6.4 million or $.73 per share for the same period in 2000. For the first nine months of 2001, net income was $11.1 million or $1.27 per share compared to net income of $10.8 million or $1.23 per share for the first nine months of 2000. Net income for the third quarter and first nine months of 2001 was favorably impacted by an income tax benefit of approximately $2.9 million, which resulted from the settlement of certain income tax matters with the Internal Revenue Service during the quarter. Operating results for the third quarter of 2000 included nonrecurring items that increased net income for the quarter by approximately $3.6 million. The nonrecurring income items in the third quarter of 2000 were primarily related to an $8.8 million pre-tax gain on the sale of bottling territories in Kentucky and Ohio at the end of September 2000 offset partially by a $3.2 million pre-tax provision for impairment of certain fixed assets. Operating results for the third quarter of 2001 included constant territory physical case volume growth of approximately 5% and a reduction in net selling price per unit of approximately 1.6%. Constant territory physical case volume increased 3.5% for the first nine months of 2001. Net selling price per case declined approximately 1% for the first nine months of 2001 on a constant territory basis.

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

Cash operating profit, which includes net income plus interest, income taxes, depreciation, amortization and other non-operating expenses increased by 5.4% for the third quarter of 2001 and was unchanged for the first nine months of 2001 on a constant territory basis. Cash operating profit is used as an indicator of operating performance and is not a replacement of other measurements of performance, such as cash flow from operations and operating income as defined and required by generally accepted accounting principles, and may differ from similarly titled measures used by other companies.

The Company has continued to benefit from lower interest rates and reduced debt balances. Interest expense for the third quarter and first nine months of 2001 declined by $2.8 million and $6.9 million, respectively. The Company continued to experience strong free cash flow as evidenced by reductions in outstanding debt which declined to $683.1 million as of September 30, 2001 compared to $712.7 million as of October 1, 2000. During the second quarter of 2001, the Company purchased certain vending equipment for approximately $49 million that was previously leased.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as amended, which requires that all derivative instruments be recognized in the financial statements. The adoption of SFAS No. 133 did not have a significant impact on the financial statements or results of operations during the first nine months of 2001.

In June 2001, the Financial Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective the first day of fiscal year 2002. The Company is currently evaluating the impact of SFAS No. 142 on the consolidated financial statements.

Results of Operations:
---------------------

During 2000, the Company increased its net selling price by approximately 6.5% to cover increased costs and improve operating margins. The increases in selling price during 2000 impacted unit sales volume which declined by approximately 5%. During the third quarter and first nine months of 2001, the Company has continued to balance volume and price changes. Constant territory physical case volume increased by approximately 5% during the third quarter and 3.5% for the first nine months of 2001. Net selling price per case during the third quarter of 2001 was approximately 1.6% lower than the third quarter of 2000 and declined by approximately 1% from the first nine months of 2000.

The growth in the Company's constant territory physical case volume was attributable to several different items. The Company continued to experience strong growth in its bottled water, Dasani. New packaging, including twelve-ounce bottles and multi-packs, contributed to an increase in volume of 55% for Dasani on a constant territory basis over the first nine months of 2000. During the third quarter of 2001, the Company introduced new packaging for its twelve-pack cans called Fridge Pack(TM). Fridge Pack(TM) has been very popular with both retailers and consumers. New packages for POWERaDE, including twelve-ounce bottles, have helped increase volume by 27.7% over the first nine months of 2001. Noncarbonated beverages comprised 8.0% of the Company's total sales volume through the first nine months of 2001 compared to 6.6% for the first nine months of 2000. On a constant territory basis, volume for the Company's three largest selling brands, Coca-Cola classic, Sprite and diet Coke increased during the first nine months of 2001 after volume declines during 2000.

Cost of sales on a per unit basis increased 0.9% in the third quarter and 0.2% for the first nine months of 2001 compared to the same periods in 2000. Increases in raw material costs were essentially offset by a package mix shift from bottles to cans. Gross margin as a percentage of net sales on a constant territory basis was 45.8% in the first nine months of 2001 compared to 46.9% in the first nine months of 2000. The decrease in gross margin percentage resulted primarily from lower net selling prices.

Selling, general and administrative expenses for the third quarter of 2001 were approximately the same as the prior year on a constant territory basis. Selling, general and administrative expenses for first nine months of 2001 increased 1.7% from the same period in 2000 on a constant territory basis. The increase in selling, general and administrative expenses for the first nine months of 2001 was due primarily to higher employee compensation costs and an increase in sales development costs offset by a reduction in lease expense resulting from the Company's purchase of certain assets during the second quarter of 2001 that were previously leased.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2001, it is not obligated to do so under the Company's master bottle contract. Total marketing funding support from The Coca-Cola Company and other beverage companies in the first nine months of 2001 and 2000 was $35.5 million and $36.9 million, respectively.

On a constant territory basis, depreciation expense for the third quarter and first nine months of 2001 increased by $.7 million and $1.0 million, respectively, from comparable periods in the prior year. The increase was due primarily to the purchase during the second quarter of 2001 of approximately $49 million of cold drink equipment that was previously leased. This purchase was financed with the Company's lines of credit. The Company expects its capital spending in 2001, excluding the purchase of previously leased equipment discussed above, will approximate amounts expended during 2000.

Interest expense for the third quarter of 2001 of $10.8 million decreased by $2.8 million or 21% from the third quarter of 2000. Interest expense for the first nine months of 2001 decreased by $6.9 million or 17% from the same period in the prior year. The decrease in interest expense was attributable to lower average interest rates on the Company's outstanding debt and lower debt balances. The Company's outstanding long-term debt declined to $683.1 million at September 30, 2001 from $712.7 million at October 1, 2000. The long-term debt balance at September 30, 2001 included borrowings used to finance the purchase of approximately $49 million of leased equipment discussed above. The Company's overall weighted average interest rate decreased from an average of 7.2 % during the first nine months of 2000 to an average of 6.6% during the first nine months of 2001.

Other expense for the third quarter of 2001 included a gain of $1.1 million on the sale of certain corporate transportation equipment offset by a loss provision of $.9 million related to the Company's loan to an equity investee which sells and markets computerized data management products and services.

The Company's income tax rate for the third quarter and first nine months of 2001 was favorably impacted by the settlement of certain Federal income tax issues with the Internal Revenue Service during the third quarter. As a result of the settlement, an adjustment was made to the income tax provision during the third quarter of $2.9 million, significantly reducing the effective income tax rate for both the third quarter and first nine months of 2001. Excluding the effect of the adjustment, the effective income tax rate for the third quarter and first nine months of 2001 would have been approximately 39.5%. The effective income tax rate for fiscal year 2000 was 36%. The Company's effective tax rate for interim periods reflects expected fiscal year 2001 earnings. The Company's effective income tax rate for the remainder of 2001 is dependent upon operating results and may change if the results for the year are different from current expectations.

Changes in Financial Condition:
------------------------------

Working capital decreased $72.6 million from December 31, 2000 to September 30, 2001. The most significant component of the decrease from December 31, 2000 was an increase in the current portion of long-term debt of $47.0 million. The increase in the current portion of long-term debt includes $47 million of Medium-Term Notes that mature during the first quarter of 2002, which the Company expects will be repaid with available lines of credit. Other components of the decrease in working capital include an increase in accounts payable and accrued liabilities of $4.8 million, an increase in amounts payable to The Coca-Cola Company of $5.7 million and an increase in amounts due to Piedmont Coca-Cola Bottling Partnership ("Piedmont") of $7.3 million. The increase in amounts due to Piedmont resulted primarily from additional free cash flow at Piedmont.

Working capital decreased by $83.5 million from October 1, 2000 to September 30, 2001. Similar to the change from December 31, 2000, the decrease in working capital was due to an increase in the current portion of long-term debt of $53.7 million and an increase in amounts due to Piedmont of $7.3 million. Additionally, the decrease in working capital was due to a reduction in cash of $18.7 million. Cash at the end of September 2000 was higher than in the previous periods due to the timing of the sale of bottling territory in Kentucky and Ohio. Net proceeds from the sale of this territory of approximately $20 million were used to repay debt in the fourth quarter of 2000.

Capital expenditures in the first nine months of 2001 were $87.7 million compared to $38.9 million in the first nine months of 2000. Expenditures for the first nine months of 2001 include the purchase of approximately $49 million of previously leased equipment.

Long-term debt decreased by $29.6 million from October 1, 2000 and $9.0 million from December 31, 2000, respectively. The Company sold bottling territory in Kentucky and Ohio in the third quarter of 2000 generating approximately $20 million of net proceeds that were used to repay long-term debt. During the second quarter of 2001, the Company purchased approximately $49 million of vending assets that had previously been leased. The Company used its lines of credit to finance this purchase.

As of September 30, 2001, the Company had no amounts outstanding under its $170 million revolving credit facility and $6.1 million outstanding under its lines of credit. As of September 30, 2001, the debt portfolio had a weighted average interest rate of approximately 6.0% and approximately 40% of the total portfolio of $683.1 million was subject to changes in short-term interest rates.

It is the Company's intent to continue to grow through acquisitions of other Coca-Cola bottlers. Acquisition related costs including interest expense may be incurred. To the extent incremental expenses are incurred and are not offset by cost savings or increased sales, the Company's acquisition strategy may depress short-term earnings. The Company believes that the continued growth through acquisitions will enhance long-term stockholder value.

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

FORWARD-LOOKING STATEMENTS
--------------------------

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: our growth strategy increasing long-term stockholder value; the sufficiency of our financial resources to fund our operations and capital expenditure requirements and our expectations concerning capital expenditures. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Events or uncertainties that could adversely affect future periods include, without limitation: lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, an inability to meet requirements under bottling contracts, the inability of our aluminum can or PET bottle suppliers to meet our demand, material changes from expectations in the cost of raw materials, higher than expected fuel prices, an inability to meet projections for performance in newly acquired bottling territories and unfavorable interest rate fluctuations.

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


                                COCA-COLA BOTTLING CO. CONSOLIDATED
                                            (REGISTRANT)


Date: November 9, 2001          By:     /s/ David V. Singer
                                   -------------------------------
                                         David V. Singer
                                 Principal Financial Officer of the Registrant
                                                 and
                              Executive Vice President - Chief Financial Officer