Form 10-K405
period 2001-12-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2002-03-26
CIK 317540

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 30, 2001
                         Commission file number 0-9286

                               -----------------

                      Coca-Cola Bottling Co. Consolidated
            (Exact name of Registrant as specified in its charter)

                      Delaware                 56-0950585
                   (State or other              ( I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or              No.)
                    organization)

                4100 Coca-Cola Plaza,             28211
              Charlotte, North Carolina
                (Address of principal          (Zip Code)
                 executive offices)

                                (704) 557-4400
             (Registrant's telephone number, including area code)

                               -----------------

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $l.00 par value
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                               Market Value as of March 8, 2002
                                               --------------------------------
     Common Stock, $l.00 par value                       $191,130,092
     Class B Common Stock, $l.00 par value                    *

--------
* No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding as of March 8, 2002
                   -----                       -------------------------------
     Common Stock, $1.00 par value                        6,392,477
     Class B Common Stock, $1.00 par value                2,380,852

                      Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to
  Section 14 of the Exchange Act with respect to the 2002
  Annual Meeting of Stockholders..........................Part III, Items 10-13

================================================================================

                                    Part I

Item 1.  Business

  Introduction and Recent Developments

   Coca-Cola Bottling Co. Consolidated, a Delaware corporation (the "Company"), produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia ("The Coca-Cola Company"). The Company was incorporated in 1980 and its predecessors have been in the soft drink manufacturing and distribution business since 1902.

   The Company has grown significantly since 1984. In 1984, net sales were approximately $130 million. In 2001, net sales were approximately $1.02 billion. The Company's bottling territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 has significantly expanded the Company's bottling territory. The more significant transactions since 1993 were as follows:

  . July 2, 1993--Formation of Piedmont Coca-Cola Bottling Partnership ("Piedmont"). Piedmont is a joint venture originally owned equally by the Company and The Coca-Cola Company through their respective subsidiaries. Piedmont distributes and markets soft drink products, primarily in parts of North Carolina and South Carolina. The Company sold and contributed certain territories to Piedmont upon formation. The Company currently provides part of the finished product requirements for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

  . June 1, 1994--The Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a ten-year management agreement. SAC significantly expanded its operations by adding two PET (plastic) bottling lines in 1994. These bottling lines supply a portion of the Company's and Piedmont's volume requirements for finished product in PET containers.

  . May 28, 1999--Acquisition of all the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. which included bottling territory covering central South Carolina.

  . September 29, 2000--Sale of bottling territory in Kentucky and Ohio. The bottling territory sold represented approximately 3% of the Company's annual sales volume.

  . January 2, 2002--Purchase of an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company's ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont will be consolidated with those of the Company beginning in the first quarter of 2002.

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

   The Coca-Cola Company currently owns an economic interest of approximately 28.3% and a voting interest of approximately 22.1% in the Company. J. Frank Harrison, Jr., J. Frank Harrison, III and Reid M. Henson (as trustee of certain trusts), J. Frank Harrison Family LLC and the Harrison Family Limited Partnerships are parties to a Voting Agreement and Irrevocable Proxy with The Coca-Cola Company pursuant to which, among other things, Mr. Harrison, III has been granted an Irrevocable Proxy for life concerning the shares of Common Stock and Class B Common Stock owned by The Coca-Cola Company.

  General

   In its soft drink operations, the Company holds Bottle Contracts and Allied Bottle Contracts under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, diet Coke with lemon, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, TAB, Sprite, diet Sprite, Surge, Citra, Mello Yello, diet Mello Yello, Mello Yello Cherry, Mello Yello Melon, Mr. PiBB, Fruitopia, Barq's Root Beer, diet Barq's Root Beer, Fresca, Minute Maid orange and diet Minute Maid orange sodas.

   The Company also distributes and markets under Marketing and Distribution Agreements POWERade, Dasani and Minute Maid Juices To Go in certain of its markets. The Company produces and markets Dr Pepper in most of its regions. The Company also distributes and markets various other products, including Seagrams' products and Sundrop, in one or more of the Company's regions under agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola bottlers.

   The Company's principal soft drink is Coca-Cola classic. During the last three fiscal years, sales of products under the Coca-Cola trademark have accounted for more than half of the Company's soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 90% of the Company's soft drink sales during 2001.

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

   Bottle Contracts. The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the "Bottle Contracts") which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, diet Coke with lemon, caffeine free diet Coke, Cherry Coke and diet Cherry Coke (together, the "Coca-Cola Trademark Beverages") from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and refillable and nonrefillable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company.

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

   Allied Bottle Contracts. Other contracts with The Coca-Cola Company (the "Allied Bottle Contracts") grant similar exclusive rights to the Company with respect to the distribution of Sprite, Mr. PiBB, Citra, Mello Yello, diet Mello Yello, Mello Yello Cherry, Mello Yello Melon, Fanta, TAB, diet Sprite, sugar free Mr. PiBB, Fresca, Fruitopia, Minute Maid orange and diet Minute Maid orange sodas (the "Allied Beverages") for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of ten years and is renewable by the Company for an additional ten years at the end of each ten-year period, but is subject to termination in the event of (1) the Company's insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company's Bottle Contract covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

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

   Post-mix Rights. The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups ("post-mix syrup") of The Coca-Cola Company. In 2001, post-mix net sales were $42.5 million.

   Other Bottling Agreements. The bottling agreements from most other soft drink franchisers are similar to those described above in that they are renewable at the option of the Company and the franchisers. The price the franchisers may charge for syrup or concentrate is set by the franchisers from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10% of the Company's sales for fiscal year 2001.

   The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisers other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company's business.

  Markets and Production and Distribution Facilities

   As of March 1, 2002, the Company held bottling rights from The Coca-Cola Company covering the majority of central, northern and western North Carolina, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, West Virginia, Pennsylvania, South Carolina, Georgia and Florida. The total population within the Company's bottling territory is approximately 13.6 million.

   As of March 1, 2002, the Company operated in six principal geographical regions. Certain information regarding each of these markets follows:

   1. North Carolina/South Carolina. This region includes the majority of central and western North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville and Charlotte and the surrounding areas and a portion of central South Carolina, including Sumter. The region has an estimated population of 6.4 million. A production/distribution facility is located in Charlotte and 13 other distribution facilities are located in the region.

   2. South Alabama. This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has an estimated population of 1.1 million. A production/distribution facility is located in Mobile and four other distribution facilities are located in the region.

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

   5. Western Virginia. This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.7 million. A production/distribution facility is located in Roanoke and seven other distribution facilities are located in the region.

   6. West Virginia. This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has an estimated population of 1.4 million. There are eight distribution facilities located in the region.

   The Company owns 100% of the operations in each of the regions previously listed.

   In July 1993, the Company sold the majority of the South Carolina bottling territory that it then owned to Piedmont. Pursuant to a management agreement, the Company produces a portion of the soft drink products for Piedmont. The Company initially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company's interest in Piedmont to 54.651%. Piedmont's bottling territory covers parts of eastern North Carolina and most of South Carolina (other than portions of central South Carolina). This region has an estimated population of 4.5 million.

   On June 1, 1994, the Company executed a management agreement with SAC, a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a ten-year management agreement. Management fees from SAC were $1.2 million, $1.0 million and $1.3 million in 2001, 2000 and 1999, respectively. SAC significantly expanded its operations by adding two PET bottling lines in 1994. The bottling lines supply a portion of the Company's and Piedmont's volume requirements for finished products in PET containers. In 1994, the Company executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20 ounce PET product, 2 liter PET product and 3 liter PET product by the Company of approximately $40 million. Purchases from SAC by the Company and Piedmont for finished products were $110 million, $110 million and $109 million in 2001, 2000 and 1999, respectively.

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

  Marketing

   The Company's soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2001, approximately 78% of the Company's physical case volume was in the take-home channel through supermarkets, convenience stores, drug stores and other retail outlets. The remaining volume was in the cold drink channel, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies. No individual customer accounted for as much as 10% of the Company's total sales volume. All of the Company's sales are to customers in the United States.

   New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Product introductions in the last three years include Dasani, Mello Yello Cherry, Mello Yello Melon and diet Coke with lemon. New product introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw materials costs.

   After new package introductions in recent years, the Company sells its soft drink products primarily in nonrefillable bottles and cans, in varying proportions from market to market. There may be as many as thirteen different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during fiscal year 2001 were approximately 54% cans, 45% nonrefillable bottles and 1% pre-mix.

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

   As a manufacturer, seller and distributor of beverage products of The Coca-Cola Company and other soft drink manufacturers in exclusive territories, the Company is subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers such as the Company may have an exclusive right to manufacture, distribute and sell a soft drink product in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. The Company believes that there is such substantial and effective competition in each of the exclusive geographic territories in the United States in which the Company operates.

   From time to time, legislation has been proposed in Congress and by certain state and local governments which would prohibit the sale of soft drink products in nonrefillable bottles and cans or require a mandatory deposit as a means of encouraging the return of such containers in an attempt to reduce solid waste and litter. The Company is currently not impacted by this type of proposed legislation.

   Soft drink and similar-type taxes have been in place in West Virginia and Tennessee for several years.

  Environmental Remediation

   The Company does not currently have any material capital expenditure commitments for environmental compliance or environmental remediation for any of its properties.

  Employees

   As of March 1, 2002, the Company had approximately 5,500 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, is approximately 6,050.

   Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering approximately 6% of the Company's employees expire during 2002.

   In March 2000, at the end of a collective bargaining agreement in Huntington, West Virginia, the Company and Teamsters Local Union 505 were unable to reach an agreement on wages and benefits. The union elected to strike and other Teamster-represented sales centers in West Virginia joined in a sympathy strike. In August 2000, the Company and the respective local unions settled all outstanding issues.

Item 2.  Properties

   The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 44 distribution centers. The Company owns two production/distribution facilities and 39 distribution centers, and leases its corporate headquarters, two other production/distribution facilities and five distribution centers.

   The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from an affiliate for a ten-year term expiring January 2009. Total rent expense for these facilities was $3.3 million in 2001.

   The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from an affiliate for a ten-year term expiring in December 2010. Rent expense under this lease totaled $3.3 million in 2001.

   The Company also leases its 297,500 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2009. Rent expense under this lease totaled $.4 million in 2001.

   The Company's other real estate leases are not material.

   The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

   The current percentage utilization of the Company's production centers as of March 1, 2002 is approximately as indicated below:

                             Production Facilities
               Location                  Percentage Utilization *
               --------                  ------------------------
               Charlotte, North Carolina            79%
               Mobile, Alabama                      53%
               Nashville, Tennessee                 62%
               Roanoke, Virginia                    75%

        --------
         * Estimated 2002 production divided by capacity (based on operations of 6 days per week and 16 hours per day).

   The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from SAC, a 113,000 square foot manufacturing cooperative located in Bishopville, South Carolina.

   The Company's products are transported to distribution centers for storage pending sale. The number of distribution facilities by market area as of March 1, 2002 is as follows:

                            Distribution Facilities
               Region                        Number of Facilities
               ------                        --------------------
               North Carolina/South Carolina          14
               South Alabama                           5
               South Georgia                           5
               Middle Tennessee                        8
               Western Virginia                        8
               West Virginia                           8

   The Company's distribution facilities are all in good condition and are adequate for the Company's operations as presently conducted.

   The Company also operates approximately 2,900 vehicles in the sale and distribution of its soft drink products, of which approximately 1,300 are route delivery trucks. In addition, the Company owns approximately 171,000 soft drink dispensing and vending machines for the sale of its products in its bottling territories.

Item 3.  Legal Proceedings

   On August 3, 1999, North American Container, Inc. filed a complaint in the United States District Court for the Northern District of Texas against the Company and 44 other defendants. By its First Amended Complaint filed in April 2000, the plaintiff seeks to enforce United States Reissue Patent No. RIE 36,639 and alleges that the plastic containers used by the Company in connection with the distribution of soft drinks and other products infringe the patent. The Company has notified its suppliers of the lawsuit and has asserted indemnification claims against them. The Company's suppliers have assumed the defense of the claim pursuant to a written agreement providing for indemnification. The Company's suppliers are vigorously defending the claim and the Company believes it has meritorious defenses against the imposition of any liability in this action.

   There are various other lawsuits and claims pending against the Company arising in the ordinary course of its business. The Company believes that any losses that may arise from these lawsuits or claims will not have a materially adverse result on the financial condition or results of operation of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2001.

Executive Officers Of The Registrant

   Pursuant to General Instruction G(3) of Form 10-K, the following list is included as a separate item in Part I of this Report.

   The following is a list of names and ages of all the executive officers of the Registrant as of March 1, 2002, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

   J. FRANK HARRISON, III, age 47, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company's Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Finance Committee and Vice Chairman of the Executive Committee.

   JAMES L. MOORE, JR., age 59, is Vice Chairman of the Board of Directors of the Company, a position he was appointed to in January 2001. Prior to that time, Mr. Moore had served as President of the Company since 1987. Mr. Moore is a Director of Park Meridian Financial Corp. He has served as a Director of the Company since March 1987. Mr. Moore is Chairman of the Retirement Benefits Committee and a member of the Executive Committee.

   WILLIAM B. ELMORE, age 46, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain since July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996. Mr. Elmore is a member of the Executive Committee and the Retirement Benefits Committee.

   ROBERT D. PETTUS, JR., age 57, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in January 1997. Mr. Pettus was previously Vice President, Human Resources, a position he held since September 1984.

   DAVID V. SINGER, age 46, is Executive Vice President and Chief Financial Officer, a position to which he was appointed in January 2001. He was previously Vice President and Chief Financial Officer, a position he had held since October 1987.

   CLIFFORD M. DEAL, III, age 40, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997. From November 1993 to November 1995 he was Manager of Tax Accounting.

   NORMAN C. GEORGE, age 46, is Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

   RONALD J. HAMMOND, age 46, is Vice President, Value Chain, a position he was appointed to in January 2001. Prior to that he was Vice President, Manufacturing, a position he had held since September 1999. Before joining the Company, he was Vice President, Operations, Asia Pacific at Pepsi-Cola International, where he was an employee since 1981.

   KEVIN A. HENRY, age 34, is Vice President, Human Resources, a position he has held since February 2001. Prior to joining the Company he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that he was Director, Human Resources, at Office Depot Inc. since December 1994.

   UMESH M. KASBEKAR, age 44, is Vice President, Planning and Administration, a position he has held since January 1995.

   C. RAY MAYHALL, JR., age 54, is Senior Vice President, Sales, a position he was appointed to in September 2001. Prior to that he was Vice President, Distribution and Technical Services, a position he was appointed to in December 1999. Prior to that he was Regional Vice President, Sales, a position he had held since November 1992.

   LAUREN C. STEELE, age 47, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

   STEVEN D. WESTPHAL, age 47, is Vice President and Controller of the Company, a position he has held since November 1987.

   JOLANTA T. ZWIREK, age 46, is Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was Vice President and Chief Technology Officer for Bank One during a portion of 1999. Prior to that, she was a Senior Director in the Information Services organization at McDonald's Corporation, where she was an employee since 1984.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

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

                                               Fiscal Year
                                       ---------------------------
                                           2001          2000
                                       ------------- -------------
                                        High   Low    High   Low
                                       ------ ------ ------ ------
              First quarter........... $45.13 $36.50 $53.00 $46.50
              Second quarter..........  41.00  38.06  52.75  41.38
              Third quarter...........  42.24  36.17  47.75  36.50
              Fourth quarter..........  40.95  36.09  45.00  32.05

   The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 2000 and 2001.

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

   The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 8, 2002, was 3,311 and 13, respectively.

   On March 6, 2002, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company's stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

Item 6.  Selected Financial Data

   The following table sets forth certain selected financial data concerning the Company for the five years ended December 30, 2001. The data for the five years ended December 30, 2001 is derived from audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the "Introduction and Recent Developments" section in Item 1 hereof.

                           Selected Financial Data *

                                                                        Fiscal Year **
                                                    -----------------------------------------------------
                                                       2001      2000***      1999       1998      1997
                                                    ----------  ---------- ----------  --------  --------
In Thousands (Except Per Share Data)

Summary of Operations
Net sales.......................................... $1,022,686  $  995,134 $  972,551  $928,502  $802,141
                                                    ----------  ---------- ----------  --------  --------
Cost of sales......................................    555,570     530,241    543,113   534,919   452,893
Selling, general and administrative expenses.......    323,668     323,223    291,907   276,245   239,901
Depreciation expense...............................     66,134      64,751     60,567    37,076    33,783
Amortization of goodwill and intangibles...........     15,296      14,712     13,734    12,972    12,221
Restructuring expense..............................                             2,232
                                                    ----------  ---------- ----------  --------  --------
Total costs and expenses...........................    960,668     932,927    911,553   861,212   738,798
                                                    ----------  ---------- ----------  --------  --------
Income from operations.............................     62,018      62,207     60,998    67,290    63,343
Interest expense...................................     44,322      53,346     50,581    39,947    37,479
Other income (expense), net........................     (6,000)        974     (5,431)   (4,098)   (1,594)
                                                    ----------  ---------- ----------  --------  --------
Income before income taxes.........................     11,696       9,835      4,986    23,245    24,270
Income taxes.......................................      2,226       3,541      1,745     8,367     9,004
                                                    ----------  ---------- ----------  --------  --------
Net income......................................... $    9,470  $    6,294 $    3,241  $ 14,878  $ 15,266
                                                    ----------  ---------- ----------  --------  --------
Basic net income per share......................... $     1.08  $      .72 $      .38  $   1.78  $   1.82
                                                    ----------  ---------- ----------  --------  --------
Diluted net income per share....................... $     1.07  $      .71 $      .37  $   1.75  $   1.79
                                                    ----------  ---------- ----------  --------  --------
Cash dividends per share:
  Common........................................... $     1.00  $     1.00 $     1.00  $   1.00  $   1.00
  Class B Common................................... $     1.00  $     1.00 $     1.00  $   1.00  $   1.00

Other Information
Weighted average number of common
 shares outstanding................................      8,753       8,733      8,588     8,365     8,407
Weighted average number of common
 shares outstanding--assuming dilution.............      8,821       8,822      8,708     8,495     8,509

Year-End Financial Position
Total assets....................................... $1,064,459  $1,062,097 $1,108,392  $822,702  $775,507
                                                    ----------  ---------- ----------  --------  --------
Portion of long-term debt payable within one year..     56,708       9,904     28,635    30,115    12,000
                                                    ----------  ---------- ----------  --------  --------
Current portion of obligations under capital leases      1,489       3,325      4,483
                                                    ----------  ---------- ----------  --------  --------
Long-term debt.....................................    620,156     682,246    723,964   491,234   493,789
                                                    ----------  ---------- ----------  --------  --------
Obligations under capital leases...................        935       1,774      4,468
                                                    ----------  ---------- ----------  --------  --------
Stockholders' equity...............................     17,081      28,412     30,851    14,198     7,685
                                                    ----------  ---------- ----------  --------  --------

--------
*  See Management's Discussion and Analysis for additional information.
** All years presented are 52-week years except 1998 which is a 53-week year.
   See Note 3 and Note 15 to the consolidated financial statements for additional information about Piedmont Coca-Cola Bottling Partnership.
*** In September 2000, the Company sold bottling territory which represented approximately 3% of the Company's annual sales volume.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  The Company

   Coca-Cola Bottling Co. Consolidated (the "Company") produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, teas, juices, isotonics and bottled water. Over the past several years, the Company has expanded its bottling territory primarily throughout the southeast via acquisitions and, combined with internally generated growth, had net sales of over $1 billion in 2001. The Company is also a partner with The Coca-Cola Company in Piedmont Coca-Cola Bottling Partnership ("Piedmont"), a partnership that operates additional bottling territory with net sales of $297 million in 2001.

  Acquisitions and Divestitures

   On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont for $10.0 million from The Coca-Cola Company, increasing the Company's ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont will be consolidated with those of the Company beginning in the first quarter of 2002. The Company's investment in Piedmont has been accounted for using the equity method for 2001 and prior years. Summarized financial information for Piedmont is included in the notes to the Company's financial statements.

   During 2000, the Company sold most of its bottling territory in Kentucky and Ohio to another Coca-Cola bottler. The territory sold represented approximately 3% of the Company's annual sales volume. During 1999, the Company expanded its bottling territory by acquiring three Coca-Cola bottlers as follows:

  . Carolina Coca-Cola Bottling Company, Inc., a Coca-Cola bottler with operations in central South Carolina in May 1999;

  . The bottling rights and operating assets of a small Coca-Cola bottler in north central North Carolina in May 1999; and

  . Lynchburg Coca-Cola Bottling Co., Inc., a Coca-Cola bottler with operations in central Virginia in October 1999.

  New Accounting Pronouncements

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of SFAS No. 133 did not have a significant impact on the results of operations, financial position or cash flows during 2001.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective the first day of fiscal year 2002. The Company anticipates the adoption of SFAS No. 142 will reduce amortization expense in 2002 by approximately $12.6 million for the Company and by approximately $8.4 million for Piedmont.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but it retains many of the fundamental provisions of that Statement. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The provisions of SFAS No. 144 are required to be adopted at the beginning of fiscal year 2002. The Company believes that such adoption will not have a material effect on its financial statements.

  The Year in Review

   The year was highlighted by an increase in constant territory physical case volume of slightly over 4%, a significant increase in net income and strong free cash flow. Total debt and capital lease obligations decreased from $697.2 million at December 31, 2000 to $679.3 million at December 30, 2001. Strong cash flow from operations enabled the Company to repay approximately $18 million in debt and purchase approximately $49 million of equipment previously leased. New products, new packaging, growth in noncarbonated beverages and an emphasis on our core carbonated brands helped the Company increase volume by 4% in 2001. This increase in volume for 2001 comes after a volume decline of 5% in 2000. Net selling price per case was relatively unchanged for the year. The Company increased its net selling price per case by approximately 6.5% in 2000.

   The Company reported net income of $9.5 million or $1.08 per share for 2001 compared with net income of $6.3 million or $.72 per share for 2000. Net income for 2001 was favorably impacted by an income tax benefit of approximately $2.9 million, which resulted from the settlement of certain income tax matters with the Internal Revenue Service during the year. Operating results for 2000 included nonrecurring items that increased net income for the year by approximately $3.6 million. The nonrecurring income items in 2000 included a $5.6 million gain, net of tax, on the sale of bottling territory in Kentucky and Ohio offset partially by a provision for impairment of certain fixed assets of $2.0 million, net of tax.

   The Company benefited from declining interest rates over the course of the year. The combination of lower interest rates and reduced long-term debt balances contributed to a decline in interest expense of approximately $9 million from 2000. The Company's operations produced record free cash flow during 2001. Total debt and capital lease obligations decreased from $697.2 million at December 31, 2000 to $679.3 million at December 30, 2001. Strong cash flow from operations enabled the Company to repay approximately $18 million in debt and purchase approximately $49 million of equipment previously leased. The Company reduced its long-term debt and lease liabilities by approximately $64 million in 2000.

   The Company continues to focus on its key long-term objectives, including increasing per capita consumption, operating cash flow, free cash flow and stockholder value.

  Significant Events of Prior Years

   On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative located in Bishopville, South Carolina. SAC produces bottle and can product for its members. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to this ten-year management agreement.

   On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont at December 30, 2001. The Company has historically accounted for its investment in Piedmont using the equity method of accounting. As noted above, on January 2, 2002, the Company increased its ownership interest in Piedmont to 54.651% and The Coca-Cola Company's ownership in Piedmont was reduced to 45.349%. The results of operations, financial position and cash flows of Piedmont will be consolidated with those of the Company beginning in the first quarter of 2002.

  Discussion of Critical Accounting Policies

   In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

  Allowance for Doubtful Accounts

   The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company's recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

  Property, Plant and Equipment

   Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life. Factors such as changes in the planned use of manufacturing equipment, vending equipment, transportation equipment or software could result in shortened useful lives. Long-lived assets are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of future cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the asset, the asset will be written down to its estimated fair value.

  Goodwill and Other Intangible Assets

   In the first quarter of 2002, the Company will adopt the provisions of SFAS No. 142. The Company anticipates the adoption of SFAS No. 142 will reduce amortization expense in 2002 by approximately $12.6 million for the Company and by approximately $8.4 million for Piedmont. During 2002, the Company will perform the first of the annual impairment tests of its goodwill and intangible assets with indefinite useful lives. The Company has performed a preliminary impairment test of its goodwill and intangible assets with indefinite useful lives and anticipates that this test will have no significant impact on the results of operations and financial condition of the Company in 2002.

  Deferred Tax Assets

   The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

  Pension Benefits

   The Company sponsors pension plans covering substantially all nonunion employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company in future periods.

Results Of Operations

  2001 Compared to 2000

  Net Income

   The Company reported net income of $9.5 million or $1.08 per share for the fiscal year 2001 compared with net income of $6.3 million or $.72 per share for the fiscal year 2000. Diluted net income per share for 2001 was $1.07 compared to $.71 in 2000. Net income for 2001 was favorably impacted by an income tax benefit of approximately $2.9 million, which resulted from the settlement of certain income tax matters with the Internal Revenue Service during the year. Operating results for 2000 included nonrecurring items that increased net income for the year by approximately $3.6 million. The nonrecurring income items in 2000 included a $5.6 million gain, net of tax, on the sale of bottling territory in Kentucky and Ohio offset partially by a provision for impairment of certain fixed assets of $2.0 million, net of tax.

  Net Sales and Gross Margin

   The Company's net sales for 2001 were $1.02 billion, an increase of 2.8% compared to 2000. On a constant territory basis, net sales increased by approximately 4% in 2001 due to an increase in physical case volume of 4% with net selling price relatively unchanged compared to 2000. The growth in the Company's constant territory physical case volume was attributable to several different items. Sales of carbonated soft drinks were positively impacted by the introduction of new packaging for twelve-pack cans called Fridge Pack(TM) and line extensions for Mello Yello and diet Coke. Fridge Pack(TM) has been very popular with both retailers and consumers. The new Mello Yello flavors and diet Coke with lemon have helped these brands to grow at an increased rate. On a constant territory basis, volume for the Company's three largest selling brands, Coca-Cola classic, Sprite and diet Coke, increased during 2001 after volume declines during 2000.

   Sales of the Company's noncarbonated beverages comprised 8.5% of the Company's total sales volume in 2001 compared to 7% in 2000. The Company continued to experience strong growth in its bottled water, Dasani.

New packaging, including twelve-ounce bottles and multi-packs, contributed to an increase in volume of 52% for Dasani on a constant territory basis over 2000. New packages for POWERade, including twelve-ounce bottles, helped increase volume by 30% over prior year volume.

   The Company's products are sold and distributed directly by its employees to retail stores and other outlets. During 2001, approximately 78% of the Company's physical case volume was sold in the take-home channel through supermarkets, convenience stores, drug stores and mass merchandisers. However, no individual customer accounted for as much as 10% of the Company's total sales volume.

   While the Company's gross margin as a percentage of net sales declined in 2001 compared to 2000, it was 1.5% higher in 2001 than in 1999. Gross margin as a percentage of net sales increased from 44.2% in 1999 to 46.7% in 2000 and declined to 45.7% in 2001. The decline in the gross margin percentage in 2001 as compared to 2000 was attributable to an increase in cost of sales as a result of higher raw material costs and brand mix.

  Cost of Sales and Operating Expenses

   Cost of sales on a per unit basis increased approximately 0.9% for the year 2001 compared to 2000. Increases in raw material costs were partially offset by a package mix shift from bottles to cans and improvements in productivity.

   Selling, general and administrative ("S,G&A") expenses for 2001 increased by approximately 1.4% over the prior year on a constant territory basis. The increase in S,G&A expenses for 2001 was due primarily to higher employee compensation costs and an increase in sales development costs, offset by a reduction in lease expense resulting from the Company's purchase of certain assets that were previously leased and increased productivity. S,G&A expenses included an increase in the Company's allowance for doubtful accounts due to the bankruptcy filing of a large retail customer shortly after the end of the fiscal year. The Company produced, sold and delivered 4% more physical cases with 4% fewer employees than the prior year.

   Based on the performance of the Company's pension plan investments and lower interest rates, it is anticipated that pension expense will increase from approximately $2 million in 2001 to approximately $6 million in 2002. The Company anticipates that due to current market conditions, its costs associated with nonhealth-related insurance will increase by approximately $1.5 million in 2002. The Company anticipates that the cost increases related to its pension plan and insurance will be offset partially by increased productivity.

   The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2002, it is not obligated to do so under the Company's master bottle contract. Significant decreases in marketing support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company. Direct marketing funding and other support from The Coca-Cola Company and other beverage companies were $56.3 million in 2001 compared to $56.8 million in 2000.

   In 2002, The Coca-Cola Company is providing the Company an opportunity to earn incremental marketing funding as part of a strategic growth initiative. The incremental marketing funding, which could amount to approximately $7 million for the Company and Piedmont on a combined basis, is subject to certain volume performance requirements in 2002.

   Depreciation expense in 2001 increased $1.4 million or 2.1% on a reported basis and $1.8 million or 2.7% on a constant territory basis from 2000. The increase was due primarily to the purchase during the second quarter of 2001 of approximately $49 million of cold drink equipment that had previously been leased. This purchase was financed with the Company's lines of credit. Capital expenditures in 2001 totaled $96.7 million, which includes approximately $49 million of previously leased equipment as discussed above.

  Investment in Piedmont

   The Company's share of Piedmont's net income in 2001 was $.4 million. This compares to the Company's share of Piedmont's net income of $2.5 million in 2000. The decrease in income from Piedmont of $2.1 million resulted primarily from an increase in operating expenses. Piedmont's operating expenses increased by $10.4 million in 2001 due to higher employee compensation costs, an increase in sales development costs and an increase in management fees paid to the Company.

  Interest Expense

   Interest expense for 2001 of $44.3 million decreased by $9.0 million or 17% from 2000. The decrease in interest expense was attributable to lower average interest rates on the Company's outstanding debt and lower debt balances. The Company's overall weighted average interest rate decreased from an average of 7.3% during 2000 to an average of 6.5% during 2001. Total debt and capital lease obligations decreased from $697.2 million at December 31, 2000 to $679.3 million at December 30, 2001. Strong cash flow from operations enabled the Company to repay approximately $18 million in debt and purchase approximately $49 million of equipment previously leased.

  Other Income (Expense)

   Other expense for 2001 was $6.0 million, compared to other income of $1.0 million in 2000 and other expense of $5.4 million in 1999. The change in other income (expense) from 2000 is primarily due to nonrecurring items in 2000 that included a gain on the sale of bottling territory of $8.8 million, offset partially by a provision for impairment of certain fixed assets of $3.1 million. The Company recorded a provision for impairment of certain real estate for $.9 million in the fourth quarter of 2001. The impairment charge reflects an adjustment to estimated net realizable value of the real estate which was no longer required for the Company's ongoing operations. Also in 2001, the Company recorded a gain of $1.1 million on the sale of certain corporate transportation equipment and a loan loss provision of $1.6 million related to an outstanding loan to its equity investee, Data Ventures LLC.

  Income Taxes

   The effective tax rate for federal and state income taxes was approximately 19% in 2001 versus approximately 36% in 2000. The Company's income tax rate for 2001 was favorably impacted by the settlement of certain income tax issues with the Internal Revenue Service.

  2000 Compared to 1999

  Net Income

   The Company reported net income of $6.3 million or basic net income per share of $.72 for fiscal year 2000 compared to $3.2 million or $.38 basic net income per share for fiscal year 1999. Diluted net income per share for 2000 was $.71 compared to $.37 in 1999. Net income in 2000 included the gain on the sale of bottling territory discussed above, offset partially by a provision for impairment of certain fixed assets.

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

  Cost of Sales and Operating Expenses

   Cost of sales on a per unit basis increased by approximately 2% in 2000. This increase was due to significantly higher costs for concentrate and increased packaging costs, offset partially by decreases in manufacturing labor and overhead expenses.

   S,G&A expenses increased by $31.3 million or 11% in 2000 over 1999 levels primarily due to a reduction in marketing funding received from The Coca-Cola Company. Direct marketing funding and other support from The Coca-Cola Company and other beverage companies declined from $74.7 million in 1999 to $56.8 million in 2000. The balance of the increase in S,G&A expenses was due to enhancements in employee compensation programs, higher fuel costs, costs associated with a strike by employees in certain branches of the Company's West Virginia territory (primarily security costs to protect Company personnel and assets) and compensation expense related to a restricted stock award for the Company's Chairman and Chief Executive Officer.

   Depreciation expense in 2000 increased $4.2 million or 7%. The increase for 2000 was due to significant capital expenditures in 1999 of $264.1 million, of which approximately $155 million related to the purchase of equipment that was previously leased. Capital expenditures in 2000 totaled $49.2 million.

  Investment in Piedmont

   The Company's share of Piedmont's net income in 2000 was $2.5 million. This compares to the Company's share of Piedmont's net loss of $2.6 million in 1999. The increase in income from Piedmont of $5.1 million was due to improved operating results at Piedmont primarily due to higher gross margin resulting from increased net selling prices.

  Interest Expense

   Interest expense increased by $2.8 million or 5.5% in 2000. The increase was primarily due to higher interest rates on the Company's floating rate debt. The Company's overall weighted average borrowing rate for 2000 was 7.3% compared to 6.8% in 1999.

  Other Income (Expense)

   Other income for 2000 was approximately $1 million, a change of $6.4 million versus other expense of $5.4 million in 1999. The change in other income (expense) in 2000 was primarily due to a gain on the sale of bottling territory of $8.8 million, before tax, offset partially by a provision for impairment of certain fixed assets of $3.1 million, before tax.

  Income Taxes

   The effective tax rate for federal and state income taxes was approximately 36% in 2000 versus approximately 35% in 1999.

Financial Condition

   Total assets increased slightly from $1.062 billion at December 31, 2000 to $1.064 billion at December 30, 2001. An increase in property, plant and equipment, including the purchase of $49 million of previously leased equipment, was offset by depreciation of property, plant and equipment and amortization of intangible assets, principally acquired franchise rights. The adoption of SFAS No. 142, as discussed above, will significantly reduce amortization of intangible assets in 2002.

   Working capital decreased by $68.5 million to a deficit of $54.2 million at December 30, 2001 from $14.3 million at December 31, 2000. The change in working capital was primarily due to increases in the current portion of long-term debt of $46.8 million, in accounts payable, trade of $6.9 million and in amounts due to Piedmont of $8.2 million.

   Total debt and capital lease obligations decreased from $697.2 million at December 31, 2000 to $679.3 million at December 30, 2001. Strong cash flow from operations enabled the Company to repay approximately $18 million in debt and purchase approximately $49 million of equipment previously leased.

   The Company recorded a minimum pension liability adjustment of $11.0 million, net of tax, in the fourth quarter of 2001 to reflect the difference between the fair market value of the Company's pension plan assets and the accumulated benefit obligation of the plan.

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

  Investing Activities

   Additions to property, plant and equipment during 2001 were $96.7 million, which included approximately $49 million of equipment that had previously been leased. Capital expenditures during 2001 were funded with cash flow from operations and short-term borrowings on the Company's available lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases two production facilities and certain distribution and administrative facilities.

   At the end of 2001, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of bottling territories on an ongoing basis. The Company anticipates that additions to property, plant and equipment in 2002 will be in the range of $50 to $60 million for the Company and Piedmont on a combined basis.

  Financing Activities

   In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. The Company has used this shelf registration to issue $250 million of long-term debentures in 1999. The Company currently has $550 million available for use under this shelf registration.

   The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $95 million at December 30, 2001, are made available at the discretion of the three participating banks and may be withdrawn at any time by such banks. The Company has a revolving credit facility of $170 million that can be used in the event the lines of credit are not available. There were no amounts outstanding under either the lines of credit or the revolving credit facility as of December 30, 2001. The Company intends to refinance its short-term debt maturities with currently available lines of credit and to negotiate a new revolving credit facility to replace the current facility that matures in December 2002.

   The Company is a member of two cooperatives and guarantees a portion of these cooperatives' debt. The total of all debt guarantees on December 30, 2001 was $37.4 million.

   The Company currently intends to refinance $97.5 million of debt that matures at Piedmont in May 2002 through its available credit facilities, which include its $170 million revolving credit facility and a shelf registration, of which approximately $550 million is available for use. The Company currently plans to loan $97.5 million to Piedmont to repay the debt which matures in May 2002. It is anticipated that Piedmont will pay the Company interest based on a spread over the Company's average cost of funds.

   With regards to the Company's $170 million term loan agreement, the Company must maintain its public debt ratings at investment grade as determined by both Moody's and Standard & Poor's. If the Company's public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur.

  Interest Rate Hedging

   The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company's debt level and the potential impact of increases in interest rates on the Company's overall financial condition. Sensitivity analyses are performed to review the impact on the Company's financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes nor does it use leveraged financial instruments.

   In October 2001, the Company terminated two interest rate swaps with a total notional amount of $100 million. The gain of $6.7 million from the termination of these swaps is being amortized as an adjustment to interest expense over 7.5 years, the remaining term of the initial swap agreements which corresponds to the life of the debt instrument being hedged. In 2002, interest expense will be approximately $.7 million lower than in 2001 as a result of this termination. In December 2001, two interest rate swap agreements were entered into with a total notional amount of $46 million. These new swap agreements allowed the Company to fix the interest rate on certain variable rate lease obligations and will be accounted for as cash flow hedges.

   The weighted average interest rate of the debt portfolio as of December 30, 2001 was 5.7% compared to 7.1% at the end of 2000. The Company's overall weighted average borrowing rate on its long-term debt in 2001 decreased to 6.5% from 7.3% in 2000. Approximately 34% of the Company's debt portfolio of $676.9 million as of December 30, 2001 was maintained on a floating rate basis and is subject to changes in short-term interest rates. An increase in interest rates of 1% would have resulted in an increase in interest expense of approximately $2.2 million on a pre-tax basis in 2001.

Forward-looking Statements

   This Annual Report to Stockholders, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: the consolidation of results of operations, financial position and cash flows of Piedmont with those of the Company, the effects of the adoption of SFAS No. 142 and SFAS No. 144, the Company's focus on key long-term objectives, including increasing per capita consumption, operating cash flow, free cash flow and stockholder value, anticipated increases in pension expense, anticipated costs associated with nonhealth-related insurance, anticipated increased productivity, potential marketing support from The Coca-Cola Company, sufficiency of financial resources, anticipated additions to property, plant and equipment, the amount and frequency of future dividends, refinancing of short-term debt maturities, negotiation of a new revolving credit facility, refinancing of certain debt at Piedmont, Piedmont's payment of interest to the Company and management's belief that a trigger event will not occur under the Company's $170 million term loan agreement. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition, changes in how significant customers market our products, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, an inability to meet requirements under bottling contracts, the inability of our aluminum can or PET bottle suppliers to meet our demand, material changes from expectations in the cost of raw materials, higher than expected fuel prices, an inability to meet projections for performance in acquired bottling territories and unfavorable interest rate fluctuations.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

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

   As it relates to the Company's variable rate debt, if market interest rates average 1% more in 2002 than the rates as of December 30, 2001, interest expense for 2002 would increase by $2.1 million. If market interest rates had averaged 1% more in 2001 than the rates at December 31, 2000, interest expense for 2001 would have increased by $2.7 million. These amounts were determined by calculating the effect of the hypothetical interest rate on our variable rate debt after giving consideration to all our interest rate hedging activities. This sensitivity analysis assumes that there are no changes in the Company's financial structure.

  Raw Material and Commodity Price Risk

   The Company is subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company generally manages this risk by entering into long-term contracts with adjustable prices. The Company has not used derivative commodity instruments in the management of this risk.

Item 8.   Financial Statements and Supplementary Data

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                          Consolidated Balance Sheets

                                                                                    Dec. 30, 2001 Dec. 31, 2000
                                                                                    ------------- -------------
In Thousands (Except Share Data)
ASSETS
Current assets:
Cash...............................................................................  $   16,912    $    8,425
Accounts receivable, trade, less allowance for doubtful accounts of $1,863 and $918      63,974        62,661
Accounts receivable from The Coca-Cola Company.....................................       3,935         5,380
Accounts receivable, other.........................................................       5,253         8,247
Inventories........................................................................      39,916        40,502
Prepaid expenses and other current assets..........................................      13,379        14,026
                                                                                     ----------    ----------
   Total current assets............................................................     143,369       139,241
                                                                                     ----------    ----------
Property, plant and equipment, net.................................................     462,689       437,926
Investment in Piedmont Coca-Cola Bottling Partnership..............................      60,203        62,730
Other assets.......................................................................      52,140        60,846
Franchise rights and goodwill, net.................................................     335,662       347,207
Other identifiable intangible assets, net..........................................      10,396        14,147
                                                                                     ----------    ----------
   Total...........................................................................  $1,064,459    $1,062,097
                                                                                     ==========    ==========




         See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                          Consolidated Balance Sheets

                                                                        Dec. 30, 2001 Dec. 31, 2000
                                                                        ------------- -------------
In Thousands (Except Share Data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Portion of long-term debt payable within one year......................  $   56,708    $    9,904
Current portion of obligations under capital leases....................       1,489         3,325
Accounts payable, trade................................................      28,370        21,477
Accounts payable to The Coca-Cola Company..............................       7,925         3,802
Other accrued liabilities..............................................      49,169        45,321
Due to Piedmont Coca-Cola Bottling Partnership.........................      24,682        16,436
Accrued compensation...................................................      17,350        14,201
Accrued interest payable...............................................      11,878        10,483
                                                                         ----------    ----------
   Total current liabilities...........................................     197,571       124,949
                                                                         ----------    ----------
Deferred income taxes..................................................     133,743       148,655
Other liabilities......................................................      94,973        76,061
Obligations under capital leases.......................................         935         1,774
Long-term debt.........................................................     620,156       682,246
                                                                         ----------    ----------
   Total liabilities...................................................   1,047,378     1,033,685
                                                                         ----------    ----------
Commitments and Contingencies (Note 11)

Stockholders' Equity:
Convertible Preferred Stock, $100.00 par value:
   Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
   Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
   Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
   Authorized-30,000,000 shares; Issued-9,454,651 shares...............       9,454         9,454
Class B Common Stock, $1.00 par value:
   Authorized-10,000,000 shares; Issued-2,989,166 and 2,969,166 shares.       2,989         2,969
Class C Common Stock, $1.00 par value:
   Authorized-20,000,000 shares; Issued-None
Capital in excess of par value.........................................      91,004        99,020
Accumulated deficit....................................................     (12,307)      (21,777)
Accumulated other comprehensive loss...................................     (12,805)
                                                                         ----------    ----------
                                                                             78,335        89,666
                                                                         ----------    ----------
Less-Treasury stock, at cost:
   Common-3,062,374 shares.............................................      60,845        60,845
   Class B Common-628,114 shares.......................................         409           409
                                                                         ----------    ----------
   Total stockholders' equity..........................................      17,081        28,412
                                                                         ----------    ----------
Total..................................................................  $1,064,459    $1,062,097
                                                                         ==========    ==========


         See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                    Consolidated Statements of Operations

                                                                              Fiscal Year
                                                                     -----------------------------
                                                                        2001       2000     1999
                                                                     ----------  -------- --------
In Thousands (Except Per Share Data)
Net sales (includes sales to Piedmont of $71,170, $69,539 and
  $68,046).......................................................... $1,022,686  $995,134 $972,551
Cost of sales, excluding depreciation shown below (includes $53,033,
  $53,463 and $56,439 related to sales to Piedmont).................    555,570   530,241  543,113
                                                                     ----------  -------- --------
Gross margin........................................................    467,116   464,893  429,438
                                                                     ----------  -------- --------
Selling, general and administrative expenses, excluding depreciation
  shown below.......................................................    323,668   323,223  291,907
Depreciation expense................................................     66,134    64,751   60,567
Amortization of goodwill and intangibles............................     15,296    14,712   13,734
Restructuring expense...............................................                         2,232
                                                                     ----------  -------- --------
Income from operations..............................................     62,018    62,207   60,998
                                                                     ----------  -------- --------
Interest expense....................................................     44,322    53,346   50,581
Other income (expense), net.........................................     (6,000)      974   (5,431)
                                                                     ----------  -------- --------
Income before income taxes..........................................     11,696     9,835    4,986
Income taxes........................................................      2,226     3,541    1,745
                                                                     ----------  -------- --------
Net income.......................................................... $    9,470  $  6,294 $  3,241
                                                                     ==========  ======== ========
Basic net income per share.......................................... $     1.08  $    .72 $    .38
                                                                     ==========  ======== ========
Diluted net income per share........................................ $     1.07  $    .71 $    .37
                                                                     ==========  ======== ========
Weighted average number of common shares outstanding................      8,753     8,733    8,588
Weighted average number of common shares outstanding--assuming
  dilution..........................................................      8,821     8,822    8,708
                                                                     ==========  ======== ========


         See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                    Consolidated Statements of Cash Flows

                                                                                  Fiscal Year
                                                                         -----------------------------
                                                                           2001      2000      1999
                                                                         --------  --------  ---------
In Thousands
Cash Flows from Operating Activities
Net income.............................................................. $  9,470  $  6,294  $   3,241
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation expense...................................................   66,134    64,751     60,567
 Amortization of goodwill and intangibles...............................   15,296    14,712     13,734
 Deferred income taxes..................................................    2,226     3,541      1,745
 Gain on sale of bottling territory.....................................             (8,829)
 Provision for impairment of property, plant and equipment..............      947     3,066
 Losses on sale of property, plant and equipment........................    1,297     2,284      2,755
 Amortization of debt costs.............................................      830       938        836
 Amortization of deferred gain related to terminated interest rate swaps   (1,183)     (819)      (563)
 Undistributed (earnings) losses of Piedmont............................     (417)   (2,514)     2,631
 (Increase) decrease in current assets less current liabilities.........   32,770    (2,554)     9,639
 (Increase) decrease in other noncurrent assets.........................      501      (506)    (8,451)
 Increase (decrease) in other noncurrent liabilities....................   (6,010)    3,868      9,702
 Other..................................................................       82        58        334
                                                                         --------  --------  ---------
Total adjustments.......................................................  112,473    77,996     92,929
                                                                         --------  --------  ---------
Net cash provided by operating activities...............................  121,943    84,290     96,170
                                                                         --------  --------  ---------
Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt............................                       251,165
Repayment of current portion of long-term debt..........................   (2,385)  (26,750)   (30,115)
Proceeds from (repayment of) lines of credit, net.......................  (12,900)  (33,700)    10,200
Cash dividends paid.....................................................   (8,753)   (8,733)    (8,549)
Payments on capital lease obligations...................................   (2,868)   (4,528)    (4,938)
Termination of interest rate swap agreements............................    6,704      (292)
Debt fees paid..........................................................                        (3,266)
Other...................................................................     (230)     (387)      (468)
                                                                         --------  --------  ---------
Net cash provided by (used in) financing activities.....................  (20,432)  (74,390)   214,029
                                                                         --------  --------  ---------
Cash Flows from Investing Activities
Additions to property, plant and equipment..............................  (96,684)  (49,168)  (264,139)
Proceeds from the sale of property, plant and equipment.................    3,660    16,366        753
Acquisitions of companies, net of cash acquired.........................               (723)   (44,454)
Proceeds from sale of bottling territory................................             23,000
                                                                         --------  --------  ---------
Net cash used in investing activities...................................  (93,024)  (10,525)  (307,840)
                                                                         --------  --------  ---------
Net increase (decrease) in cash.........................................    8,487      (625)     2,359
                                                                         --------  --------  ---------
Cash at beginning of year...............................................    8,425     9,050      6,691
                                                                         --------  --------  ---------
Cash at end of year..................................................... $ 16,912  $  8,425  $   9,050
                                                                         ========  ========  =========
Significant non-cash investing and financing activities.................
 Capital lease obligations incurred..................................... $    456  $  1,313  $  14,225
 Issuance of Class B Common Stock in connection with stock award........      757
 Issuance of Common Stock in connection with acquisition................                        21,961

         See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

          Consolidated Statements of Changes in Stockholders' Equity

                                                                           Accumulated
                                             Class B Capital in               Other
                                      Common Common  Excess of  Accum.    Comprehensive Treasury
                                      Stock   Stock  Par Value  Deficit       Loss       Stock     Total
                                      ------ ------- ---------- --------  ------------- --------  --------
In Thousands
Balance on January 3, 1999........... $9,086 $2,969   $ 94,709  $(31,312)   $     --    $(61,254) $ 14,198
Net income...........................                              3,241                             3,241
Cash dividends paid..................                   (8,549)                                     (8,549)
Issuance of Common Stock in
 connection with acquisition.........    368            21,593                                      21,961
                                      ------ ------   --------  --------    --------    --------  --------
Balance on January 2, 2000........... $9,454 $2,969   $107,753  $(28,071)   $     --    $(61,254) $ 30,851
Net income...........................                              6,294                             6,294
Cash dividends paid..................                   (8,733)                                     (8,733)
                                      ------ ------   --------  --------    --------    --------  --------
Balance on December 31, 2000......... $9,454 $2,969   $ 99,020  $(21,777)   $     --    $(61,254) $ 28,412
Comprehensive income (loss):
Net income...........................                              9,470                             9,470
Change in fair market value of cash
 flow hedges, net of tax.............                                              4                     4
Proportionate share of Piedmont's
 accum. other comprehensive loss at
 adoption of SFAS No. 133, net of
 tax.................................                                           (947)                 (947)
Change in proportionate share of
 Piedmont's accum. other
 comprehensive loss, net of tax......                                           (878)                 (878)
Minimum pension liability adjustment,
 net of tax..........................                                        (10,984)              (10,984)
                                                                                                  --------
Total comprehensive income (loss)....                                                               (3,335)
Cash dividends paid..................                   (8,753)                                     (8,753)
Issuance of Class B Common Stock.....            20        737                                         757
                                      ------ ------   --------  --------    --------    --------  --------
Balance on December 30, 2001......... $9,454 $2,989   $ 91,004  $(12,307)   $(12,805)   $(61,254) $ 17,081
                                      ====== ======   ========  ========    ========    ========  ========


         See Accompanying Notes to Consolidated Financial Statements.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


(1)  Significant Accounting Policies

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

   The fiscal years presented are the 52-week periods ended December 30, 2001, December 31, 2000 and January 2, 2000. The Company's fiscal year ends on the Sunday closest to December 31.

   Certain prior year amounts have been reclassified to conform to current year classifications.

   The Company's significant accounting policies are as follows:

  Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.

  Credit Risk of Trade Accounts Receivable

   The Company sells its products to large chain stores and other customers and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer's business prospects and financial condition. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses or adjustments. The Company's trade accounts receivable are typically collected within approximately 30 days from the date of sale.

  Inventories

   Inventories are stated at the lower of cost, determined on the first-in, first-out method ("FIFO") or market.

  Property, Plant and Equipment

   Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in income.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


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

  Investment in Piedmont Coca-Cola Bottling Partnership

   Prior to January 2, 2002, the Company beneficially owned a 50% interest in Piedmont Coca-Cola Bottling Partnership ("Piedmont"). The Company accounted for its interest in Piedmont using the equity method of accounting. With respect to Piedmont, sales of soft drink products at cost, management fee revenue and the Company's share of Piedmont's results from operations are included in "Net sales" for all periods presented. See Note 3 and Note 15 for additional information.

   On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company's ownership to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont will be consolidated with those of the Company beginning in the first quarter of 2002. See Note 3 for additional information.

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

  Intangible Assets and Goodwill

   Identifiable intangible assets resulting from the acquisition of Coca-Cola bottling franchises accounted for by the purchase method are recorded based upon fair market value at the date of acquisition and are being

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements

amortized on a straight-line basis over periods ranging from 17 to 40 years. Goodwill is being amortized on a straight-line basis over 40 years.

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

  Derivative Financial Instruments

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of SFAS No. 133 did not have a significant impact on the results of operations, financial position or cash flows during 2001.

   The Company uses derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company has determined that its derivative financial instruments qualify as either fair value or cash flow hedges, having values that highly correlate with the underlying hedged exposures and have designated such instruments as hedging transactions. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

   Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED

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

(2)  Acquisitions And Divestitures

   On May 28, 1999, the Company acquired all of the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. ("Carolina") in exchange for 368,482 shares of the Company's Common Stock, installment notes and cash. The total purchase price was approximately $37 million. Carolina was a Coca-Cola bottler with operations in central South Carolina.

   On October 29, 1999, the Company acquired substantially all of the outstanding capital stock of Lynchburg Coca-Cola Bottling Company, Inc. ("Lynchburg") for approximately $24 million, in cash. Lynchburg was a Coca-Cola bottler with operations in central Virginia.

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

(3)  Investment in Piedmont Coca-Cola Bottling Partnership

   On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont to distribute and market carbonated and noncarbonated beverages primarily in certain portions of North Carolina and South Carolina. Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

   Summarized financial information for Piedmont was as follows:

                                                   Dec. 30, 2001 Dec. 31, 2000
                                                   ------------- -------------
 In Thousands
 Current assets...................................   $ 55,848      $ 48,068
 Noncurrent assets................................    309,664       319,788
                                                     --------      --------
 Total assets.....................................   $365,512      $367,856
                                                     ========      ========
 Current liabilities..............................   $114,132      $ 17,342
 Noncurrent liabilities...........................    130,974       225,054
                                                     --------      --------
 Total liabilities................................    245,106       242,396
 Partners' equity.................................    126,294       125,460
 Accumulated other comprehensive loss.............     (5,888)
                                                     --------      --------
 Total liabilities and partners' equity...........   $365,512      $367,856
                                                     ========      ========
 Company's equity investment......................   $ 60,203      $ 62,730
                                                     ========      ========

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements

                                                            Fiscal Year
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
In Thousands
Net sales.......................................... $296,900 $286,781 $278,202
Cost of sales......................................  153,643  147,671  152,042
                                                    -------- -------- --------
Gross margin.......................................  143,257  139,110  126,160
Income from operations.............................   13,330   18,948    7,803
Net income (loss).................................. $    834 $  5,028 $ (5,262)
                                                    ======== ======== ========
Company's equity in net income (loss).............. $    417 $  2,514 $ (2,631)
                                                    ======== ======== ========

   The Company currently intends to refinance $97.5 million of debt that matures at Piedmont in May 2002 through its available credit facilities, which include its $170 million revolving credit facility and a shelf registration, of which approximately $550 million is available for use. The Company currently plans to loan $97.5 million to Piedmont to repay the debt which matures in May 2002. It is anticipated that Piedmont will pay the Company interest based on a spread over the Company's average cost of funds.

   On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company's ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont will be consolidated with those of the Company beginning in the first quarter of 2002.

   The following unaudited proforma condensed financial information reflects the consolidation of Piedmont's financial position and results of operations with those of the Company as if the additional purchase had occurred at the beginning of 2001.

                                                                  Dec. 30, 2001
                                                                  -------------
 In Thousands
 Current assets..................................................  $  174,535
 Noncurrent assets...............................................   1,172,271
                                                                   ----------
 Total assets....................................................  $1,346,806
                                                                   ==========
 Current liabilities.............................................  $  287,671
 Noncurrent liabilities..........................................     988,057
                                                                   ----------
 Total liabilities...............................................   1,275,728
 Minority interest...............................................      54,603
 Stockholders' equity............................................      16,475
                                                                   ----------
 Total liabilities, minority interest and stockholders' equity...  $1,346,806
                                                                   ==========

                                                                   Fiscal Year
                                                                      2001
                                                                   -----------
 In Thousands
 Net sales........................................................ $1,237,018
 Cost of sales....................................................    656,180
                                                                   ----------
 Gross margin.....................................................    580,838
 Income from operations...........................................     74,827
 Minority interest................................................        378
 Net income....................................................... $    9,034
                                                                   ==========

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements

   Piedmont has several interest rate swap agreements that have been designated as cash flow hedges. The Company's proportionate share of Piedmont's accumulated other comprehensive loss, net of tax, resulting from the effect of adoption of SFAS No. 133 and the impact during 2001 related to Piedmont were as follows:


                                                                                             Fiscal Year
                                                                                                2001
                                                                                             -----------
In Thousands
Impact of adoption, net of tax..............................................................   $  947
Change in fair market value of cash flow hedges during 2001, net of tax.....................      878
                                                                                               ------
Company's proportionate share of Piedmont's accumulated other comprehensive loss, net of tax   $1,825
                                                                                               ======

(4)  Inventories

   Inventories were summarized as follows:

                                                             Dec. 30, Dec. 31,
                                                               2001     2000
                                                             -------- --------
 In Thousands
 Finished products.......................................... $23,637  $22,907
 Manufacturing materials....................................  11,893   13,330
 Plastic pallets and other..................................   4,386    4,265
                                                             -------  -------
 Total inventories.......................................... $39,916  $40,502
                                                             =======  =======

(5)  Property, Plant and Equipment

   The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                 Dec. 30, Dec. 31,  Estimated
                                                   2001     2000   Useful Lives
                                                 -------- -------- ------------
 In Thousands
 Land........................................... $ 11,158 $ 11,311
 Buildings......................................   95,338   97,012 10-50 years
 Machinery and equipment........................   93,658   94,652  5-20 years
 Transportation equipment.......................  140,512  133,886  4-13 years
 Furniture and fixtures.........................   38,119   36,519  4-10 years
 Vending equipment..............................  334,975  285,714  6-13 years
 Leasehold and land improvements................   40,969   39,597  5-20 years
 Software for internal use......................   21,850   17,207   3-7 years
 Construction in progress.......................    1,908    1,162
                                                 -------- --------
 Total property, plant and equipment, at cost...  778,487  717,060
 Less: Accumulated depreciation and amortization  315,798  279,134
                                                 -------- --------
 Property, plant and equipment, net............. $462,689 $437,926
                                                 ======== ========

   In the fourth quarter of 2001, the Company recorded a provision for impairment of certain real estate for $.9 million, which was classified in "Other income (expense), net." The impairment charge reflects an adjustment to estimated net realizable value of the real estate which was no longer required for the Company's ongoing operations. In the third quarter of 2000, the Company recorded a provision for impairment of certain fixed assets for $3.1 million, which was classified in "Other income (expense), net."

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


(6)  Franchise Rights And Goodwill

                                                                     Estimated
                                                   Dec. 30, Dec. 31,  Useful
                                                     2001     2000     Lives
                                                   -------- -------- ---------
 In Thousands
 Franchise rights................................. $353,388 $353,388 40 years
 Goodwill.........................................  112,097  112,097 40 years
                                                   -------- --------
 Franchise rights and goodwill....................  465,485  465,485
 Less: Accumulated amortization...................  129,823  118,278
                                                   -------- --------
 Franchise rights and goodwill, net............... $335,662 $347,207
                                                   ======== ========

(7)  Other Identifiable Intangible Assets

                                                                    Estimated
                                                 Dec. 30, Dec. 31,   Useful
                                                   2001     2000      Life
                                                 -------- -------- -----------
 In Thousands
 Customer lists................................. $54,864  $54,864     20 years
 Other..........................................  16,316   16,316  17-23 years
                                                 -------  -------
 Other identifiable intangible assets...........  71,180   71,180
 Less: Accumulated amortization.................  60,784   57,033
                                                 -------  -------
 Other identifiable intangible assets, net...... $10,396  $14,147
                                                 =======  =======

(8)  Long-term Debt

   Long-term debt was summarized as follows:

                                                 Interest   Interest    Dec. 30, Dec. 31,
                                        Maturity   Rate       Paid        2001     2000
                                        -------- -------- ------------- -------- --------
In Thousands
Lines of Credit........................   2002               Varies     $     -- $ 12,900
Term Loan Agreement....................   2004     2.64%     Varies       85,000   85,000
Term Loan Agreement....................   2005     2.64%     Varies       85,000   85,000
Medium-Term Notes......................   2002     8.56%  Semi-annually   47,000   47,000
Debentures.............................   2007     6.85%  Semi-annually  100,000  100,000
Debentures.............................   2009     7.20%  Semi-annually  100,000  100,000
Debentures.............................   2009     6.38%  Semi-annually  250,000  250,000
Other notes payable....................   2002-    5.75%-    Varies        9,864   12,250
                                          2006    10.00%
                                          ----    -----   ------------- -------- --------
Less: Portion of long-term debt payable                                  676,864  692,150
  within one year......................                                   56,708    9,904
                                                                        -------- --------
Long-term debt.........................                                 $620,156 $682,246
                                                                        ======== ========

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


   The principal maturities of long-term debt outstanding on December 30, 2001 were as follows:

                         In Thousands
                         2002................ $ 56,708
                         2003................       31
                         2004................   85,025
                         2005................   85,020
                         2006................       80
                         Thereafter..........  450,000
                                              --------
                         Total long-term debt $676,864
                                              ========

   The Company has a revolving credit facility for borrowings of up to $170 million that matures in December 2002. The Company intends to negotiate a new revolving credit facility to replace the current facility. The agreement contains covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. There was no outstanding balance under this facility as of December 30, 2001.

   The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $95 million at December 30, 2001, are made available at the discretion of the three participating banks and may be withdrawn at any time by such banks. There were no borrowings outstanding under the lines of credit as of December 30, 2001. The Company intends to refinance short-term maturities with currently available lines of credit.

   In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. The Company used this shelf registration to issue $250 million of long-term debentures in 1999. The Company currently has $550 million available for use under this shelf registration.

   After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.7% for the debt portfolio as of December 30, 2001 compared to 7.1% at December 31, 2000. The Company's overall weighted average borrowing rate on its long-term debt was 6.5%, 7.3% and 6.8% for 2001, 2000 and 1999, respectively.

   As of December 30, 2001, approximately $230 million or 34% of the total debt portfolio was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

   If average interest rates for the floating rate component of the Company's debt portfolio increased by 1%, annual interest expense for the year ended December 30, 2001 would have increased by approximately $2.2 million and net income would have been reduced by approximately $1.4 million.

   With regards to the Company's $170 million term loan agreement, the Company must maintain its public debt ratings at investment grade as determined by both Moody's and Standard & Poor's. If the Company's public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


(9)  Derivative Financial Instruments

   The Company uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically used derivative financial instruments from time to time to achieve a targeted fixed/floating interest rate mix. This target is based upon anticipated cash flows from operations relative to the Company's debt level and the potential impact of increases in interest rates on the Company's overall financial condition.

   The Company does not use derivative financial instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All of the Company's outstanding interest rate swap agreements are LIBOR-based.

   Derivative financial instruments were summarized as follows:

                                   December 30, 2001   December 31, 2000
                                   ------------------ -------------------
                                   Notional Remaining Notional Remaining
                                    Amount    Term     Amount    Term
                                   -------- --------- -------- ----------
      In Thousands
      Interest rate swap-fixed.... $27,000  .95 years
      Interest rate swap-fixed....  19,000  .95 years
      Interest rate swaps-floating                    $100,000 8.25 years

   In October 2001, the Company terminated two interest rate swaps with a total notional amount of $100 million. The gain of $6.7 million from the termination of these swaps is being amortized as an adjustment to interest expense over 7.5 years, the remaining term of the initial swap agreements which corresponds to the life of the debt instrument being hedged.

   In December 2001, interest rate swap agreements were entered into with a total notional amount of $46 million. These new swap agreements are accounted for as cash flow hedges. These agreements allowed the Company to fix the interest rate on certain variable rate lease obligations.

   The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.

(10)  Fair Values of Financial Instruments


   The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

   Cash, Accounts Receivable and Accounts Payable: The fair values of cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these financial instruments.

   Public Debt: The fair values of the Company's public debt are based on estimated market prices.

   Non-Public Variable Rate Long-Term Debt: The carrying amounts of the Company's variable rate borrowings approximate their fair values.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


   Non-Public Fixed Rate Long-Term Debt: The fair values of the Company's fixed rate long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

   Derivative Financial Instruments: Fair values for the Company's interest rate swaps are based on current settlement values.

   The carrying amounts and fair values of the Company's long-term debt and derivative financial instruments were as follows:

                                          December 30, 2001  December 31, 2000
                                         ------------------  -----------------
                                         Carrying   Fair     Carrying  Fair
                                          Amount    Value     Amount   Value
                                         --------  --------  -------- --------
 In Thousands
 Public debt............................ $497,000  $493,993  $497,000 $480,687
 Non-public variable rate long-term debt  170,000   170,000   182,900  182,900
 Non-public fixed rate long-term debt...    9,864     9,868    12,250   12,433
 Interest rate swaps....................       (7)       (7)             1,669

   The fair values of the interest rate swaps at December 30, 2001 represent the estimated amount the Company would have received upon termination of these agreements. The fair values of the interest rate swaps at December 31, 2000 represent the estimated amount the Company would have had to pay to terminate these agreements.

(11)  Commitments and Contingencies

   Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $12.4 million, $15.7 million and $13.7 million for 2001, 2000 and 1999, respectively.

   The following is a summary of future minimum lease payments for all capital leases and operating leases as of December 30, 2001.

                                                          Capital Operating
                                                          Leases   Leases    Total
                                                          ------- --------- -------
In Thousands
2002..................................................... $1,489   $ 9,905  $11,394
2003.....................................................    798     9,144    9,942
2004.....................................................    313     8,818    9,131
2005.....................................................            8,149    8,149
2006.....................................................            7,980    7,980
Thereafter...............................................           24,493   24,493
                                                          ------   -------  -------
Total minimum lease payments............................. $2,600   $68,489  $71,089
                                                                   =======  =======
Less: Amounts representing interest......................    176
                                                          ------
Present value of minimum lease payments..................  2,424
Less: Current portion of obligations under capital leases  1,489
                                                          ------
Long-term portion of obligations under capital leases.... $  935
                                                          ======

   The Company is a member of South Atlantic Canners, Inc. ("SAC"), a manufacturing cooperative, from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements

contractual minimum annual purchases required from SAC are approximately $40 million. See Note 15 to the consolidated financial statements for additional information concerning SAC.

   The Company guarantees a portion of the debt for one cooperative from which the Company purchases plastic bottles. The Company also guarantees a portion of debt for SAC. See Note 15 to the consolidated financial statements for additional information concerning these financial guarantees. The total of all debt guarantees on December 30, 2001 was $37.4 million.

   The Company entered into a purchase agreement for aluminum cans on an annual basis through 2003. The estimated annual purchases under this agreement are approximately $100 million for 2002 and 2003.

   On August 3, 1999, North American Container, Inc. filed a complaint in the United States District Court for the Northern District of Texas against the Company and 44 other defendants. By its First Amended Complaint filed in April 2000, the plaintiff seeks to enforce United States Reissue Patent No. RIE 36,639 and alleges that the plastic containers used by the Company in connection with the distribution of soft drinks and other products infringe the patent. The Company has notified its suppliers of the lawsuit and has asserted indemnification claims against them. The Company's suppliers have assumed the defense of the claim pursuant to a written agreement providing for indemnification. The Company's suppliers are vigorously defending the claim and the Company believes it has meritorious defenses against the imposition of any liability in this action.

   The Company is involved in other various claims and legal proceedings which have arisen in the ordinary course of its business. The Company believes that the ultimate disposition of the above noted litigation and its other claims and legal proceedings will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

(12)  Income Taxes

   The provision for income taxes consisted of the following:

                                              Fiscal Year
                                          --------------------
                                           2001   2000   1999
                                          ------ ------ ------
                 In Thousands
                 Current:
                    Federal.............. $   -- $   -- $   --
                                          ------ ------ ------
                 Total current provision.     --     --     --
                                          ------ ------ ------
                 Deferred:
                    Federal..............    891    865    206
                    State................  1,335  2,676  1,539
                                          ------ ------ ------
                 Total deferred provision  2,226  3,541  1,745
                                          ------ ------ ------
                 Income tax expense...... $2,226 $3,541 $1,745
                                          ====== ====== ======

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


   Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

                                                                       Dec. 30, 2001 Dec. 31, 2000
                                                                       ------------- -------------
In Thousands
Intangible assets.....................................................   $  80,506     $ 105,746
Depreciation..........................................................      94,955        83,943
Investment in Piedmont................................................      25,202        27,428
Lease obligations.....................................................          --        19,775
Other.................................................................      18,543        13,315
                                                                         ---------     ---------
Gross deferred income tax liabilities.................................     219,206       250,207
                                                                         ---------     ---------
Net operating loss carryforwards......................................     (60,334)      (80,446)
Leased assets.........................................................          --       (15,820)
AMT credits...........................................................     (17,562)      (12,030)
Deferred compensation.................................................      (7,082)       (4,152)
Postretirement benefits...............................................     (12,101)      (11,858)
Interest rate swap terminations.......................................      (4,748)       (2,624)
                                                                         ---------     ---------
Gross deferred income tax assets......................................    (101,827)     (126,930)
                                                                         ---------     ---------
Valuation allowance for deferred tax assets...........................      34,526        35,048
                                                                         ---------     ---------
Net deferred income tax liabilities...................................     151,905       158,325
                                                                         ---------     ---------
Tax benefit of minimum pension liability adjustment...................      (6,732)
Tax benefit related to Piedmont's accumulated other comprehensive loss      (1,119)
Current deferred tax assets...........................................     (10,311)       (9,670)
                                                                         ---------     ---------
Deferred income tax liability.........................................   $ 133,743     $ 148,655
                                                                         =========     =========

   Except for amounts for which a valuation allowance has been provided, the Company believes the other deferred tax assets will be realized primarily through the reversal of existing temporary differences. The valuation allowance of $34.5 million and $35.0 million as of December 30, 2001 and December 31, 2000, respectively, relates primarily to state net operating loss carryforwards.

   Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

                                                         Fiscal Year
                                                   -----------------------
                                                    2001     2000    1999
                                                   -------  ------  ------
     In Thousands
     Statutory expense............................ $ 4,094  $3,442  $1,745
     Amortization of franchise and goodwill assets     486     418     373
     State income taxes, net of federal benefit...     307     548     257
     Valuation allowance change...................    (522)   (539)   (538)
     Favorable tax settlement.....................  (2,850)
     Other........................................     711    (328)    (92)
                                                   -------  ------  ------
     Income tax expense........................... $ 2,226  $3,541  $1,745
                                                   =======  ======  ======

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


   On December 30, 2001, the Company had $58 million and $87 million of federal and state net operating losses, respectively, available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2021.

(13)  Capital Transactions

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

   Effective November 23, 1998, J. Frank Harrison, Jr. exchanged 792,796 shares of the Company's Common Stock for 792,796 shares of Class B Common Stock in a transaction previously approved by the Company's Board of Directors (the "Harrison Exchange"). Mr. Harrison, Jr. already owned the shares of Common Stock used to make this exchange. This exchange took place in connection with a series of simultaneous transactions related to Mr. Harrison, Jr.'s personal estate planning.

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

   On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company's Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company's Class B Common Stock. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the Overall Goal Achievement Factor for the six selected performance indicators used in determining bonuses for all officers under the Company's Annual Bonus Plan. In 2001, the Company achieved more than 80% of the Overall Goal Achievement Factor which resulted in the vesting of 20,000 shares, effective as of January 1, 2002. Compensation expense in 2001 related to the restricted stock award was $1.4 million. In 2000, the Company achieved more than 80% of the Overall Goal Achievement Factor which resulted in the vesting of 20,000 shares, effective as of January 1, 2001. Compensation expense in 2000

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements

related to the restricted stock award was $1.4 million. In 1999, the Company did not achieve at least 80% of the Overall Goal Achievement Factor and thus, the 20,000 shares of restricted stock for 1999 did not vest.

   Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock. There is no trading market for the Company's Class B Common Stock.

(14)  Benefit Plans

   Retirement benefits under the Company's principal pension plan are based on the employee's length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plan are based on the projected unit credit actuarial funding method and are limited to the amounts that are currently deductible for income tax purposes.

   The following tables set forth a reconciliation of the beginning and ending balances of the projected benefit obligation, a reconciliation of beginning and ending balances of the fair value of plan assets and funded status of the two Company-sponsored pension plans:

                                                           Fiscal Year
                                                        -----------------
                                                          2001     2000
                                                        --------  -------
      In Thousands
      Projected benefit obligation at beginning of year $ 86,353  $81,121
      Service cost.....................................    3,290    3,606
      Interest cost....................................    6,578    6,180
      Actuarial (gain) loss............................    8,894   (1,732)
      Benefits paid....................................   (2,999)  (2,855)
      Other............................................      211       33
                                                        --------  -------
      Projected benefit obligation at end of year...... $102,327  $86,353
                                                        --------  -------
      Fair value of plan assets at beginning of year... $ 87,723  $88,609
      Actual return on plan assets.....................   (4,461)  (1,100)
      Employer contributions...........................      309    3,069
      Benefits paid....................................   (2,999)  (2,855)
                                                        --------  -------
      Fair value of plan assets at end of year......... $ 80,572  $87,723
                                                        --------  -------

                                                Dec. 30, 2001 Dec. 31, 2000
                                                ------------- -------------
     In Thousands
     Funded status of the plans................   $(21,755)      $1,370
     Unrecognized prior service cost...........         21         (324)
     Unrecognized net loss.....................     29,116        8,012
                                                  --------       ------
     Net amount recognized.....................   $  7,382       $9,058
                                                  --------       ------
     Accrued benefit liability.................   $(10,334)
     Prepaid pension cost......................                  $9,058
     Accumulated other comprehensive income....     17,716
                                                  --------       ------
     Net amount recognized in the balance sheet   $  7,382       $9,058
                                                  --------       ------

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


   Net periodic pension cost for the Company-sponsored pension plans included the following:

                                                   Fiscal Year
                                            -------------------------
                                             2001     2000     1999
                                            -------  -------  -------
         In Thousands
         Service cost...................... $ 3,290  $ 3,606  $ 3,375
         Interest cost.....................   6,578    6,180    5,508
         Expected return on plan assets....  (7,763)  (7,963)  (6,659)
         Amortization of prior service cost    (135)    (133)    (135)
         Recognized net actuarial loss.....      15               965
                                            -------  -------  -------
         Net periodic pension cost......... $ 1,985  $ 1,690  $ 3,054
                                            =======  =======  =======

   The weighted average rate assumptions used in determining net periodic pension cost and the projected benefit obligation were:

                                                                                      2001  2000
                                                                                      ----- -----
Weighted average discount rate used in determining the actuarial present value of the projected benefit obligation....................................................... 7.75% 7.75%
Weighted average expected long-term rate of return on plan assets.................... 9.00% 9.00%
Weighted average rate of compensation increase....................................... 4.00% 4.00%

   The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans was $1.2 million, $1.1 million and $1.2 million in 2001, 2000 and 1999, respectively.

   The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total cost for this benefit in 2001, 2000 and 1999 was $2.8 million, $3.1 million and $3.2 million, respectively.

   The Company currently provides employee leasing and management services to Piedmont and SAC. Piedmont and SAC employees participate in the Company's employee benefit plans.

   The Company provides postretirement benefits for substantially all of its employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees' periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. The Company amended certain provisions of this postretirement benefit plan in 2001. Under the amended plan, qualifying active employees will be eligible for coverage upon retirement until they become eligible for Medicare (normally age 65), at which time coverage under the plan will cease.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


   The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of fair value of plan assets and funded status of the Company's postretirement plan:

                                                       Fiscal Year
                                                    ----------------
                                                     2001     2000
                                                    -------  -------
           In Thousands
           Benefit obligation at beginning of year. $47,960  $36,501
           Service cost............................     331      852
           Interest cost...........................   3,253    2,816
           Plan participants' contributions........     675      607
           Actuarial loss..........................     252   10,251
           Benefits paid...........................  (3,423)  (3,067)
           Change in plan provisions...............  (2,988)
                                                    -------  -------
           Benefit obligation at end of year....... $46,060  $47,960
                                                    -------  -------
           Fair value of plan assets at beginning
             of year............................... $    --  $    --
           Employer contributions..................   2,748    2,460
           Plan participants' contributions........     675      607
           Benefits paid...........................  (3,423)  (3,067)
                                                    -------  -------
           Fair value of plan assets at end of year $    --  $    --
                                                    -------  -------

                                               Dec. 30,  Dec. 31,
                                                 2001      2000
                                               --------  --------
             In Thousands
             Funded status of the plan........ $(46,060) $(47,960)
             Unrecognized net loss............   20,559    21,414
             Unrecognized prior service cost..   (2,962)     (271)
             Contributions between measurement
               date and fiscal year-end.......      738       864
                                               --------  --------
             Accrued liability................ $(27,725) $(25,953)
                                               ========  ========

   The components of net periodic postretirement benefit cost were as follows:


                                                           Fiscal Year
                                                     ----------------------
                                                      2001    2000    1999
                                                     ------  ------  ------
    In Thousands
    Service cost.................................... $  331  $  852  $  954
    Interest cost...................................  3,253   2,816   2,608
    Amortization of unrecognized transitional assets    (25)    (25)    (25)
    Recognized net actuarial loss...................  1,106     493     745
    Amortization of prior service cost..............   (271)
                                                     ------  ------  ------
    Net periodic postretirement benefit cost........ $4,394  $4,136  $4,282
                                                     ======  ======  ======

   The weighted average discount rate used to estimate the postretirement benefit obligation was 7.75% as of December 30, 2001 and December 31, 2000, respectively.

   The weighted average health care cost trend used in measuring the postretirement benefit expense was 12% in 2001 graded down 1% per year to an ultimate rate of 5%. A 1% increase or decrease in this annual cost trend

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements

would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:

 In Thousands
 Impact on                                              1% Increase 1% Decrease
 ---------                                              ----------- -----------
 Postretirement benefit obligation at December 30, 2001   $9,719      $(8,104)
 Net periodic postretirement benefit cost in 2001......      790         (658)

(15)  Related Party Transactions

   The Company's business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrates or syrups) of its soft drink products are manufactured. Accordingly, the Company purchases a substantial majority of its requirements of concentrates and syrups from The Coca-Cola Company in the ordinary course of its business. The Company paid The Coca-Cola Company approximately $241 million, $237 million and $258 million in 2001, 2000 and 1999, respectively, for sweetener, syrup, concentrate and other miscellaneous purchases. The Company engages in a variety of marketing programs, local media advertising and similar arrangements to promote the sale of products of The Coca-Cola Company in bottling territories operated by the Company. Direct marketing funding and other support provided to the Company by The Coca-Cola Company was approximately $52 million, $52 million and $70 million in 2001, 2000 and 1999, respectively. The Company paid approximately $27 million, $26 million and $29 million in 2001, 2000 and 1999, respectively, for local media and marketing program expense pursuant to cooperative advertising and cooperative marketing arrangements with The Coca-Cola Company.

   The Company has a production arrangement with Coca-Cola Enterprises Inc. ("CCE") to buy and sell finished products at cost. Sales to CCE under this agreement were $21.0 million, $20.0 million and $21.0 million in 2001, 2000 and 1999, respectively. Purchases from CCE under this arrangement were $21.0 million, $15.0 million and $15.3 million in 2001, 2000 and 1999, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of December 30, 2001, CCE had a 7.95% equity interest in the Company's total outstanding Common Stock and Class B Common Stock.

   The Company entered into an agreement for consulting services with J. Frank Harrison, Jr. beginning in 1997. Payments in 2001, 2000 and 1999 related to the consulting services agreement totaled $200,000 each year.

   On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company's ownership in Piedmont to 54.651%. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during 2001, 2000 and 1999 totaling $53.0 million, $53.5 million and $56.4 million, respectively. The Company received $17.8 million, $13.6 million and $14.2 million for management services pursuant to its management agreement with Piedmont for 2001, 2000 and 1999, respectively.

   The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $11.2 million, $11.0 million and $10.0 million in 2001, 2000 and 1999, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to $.2 million, each year for all periods presented.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


   On November 30, 1992, the Company and the previous owner of the Company's Snyder Production Center in Charlotte, North Carolina, who was unaffiliated with the Company, agreed to the early termination of the Company's lease. Harrison Limited Partnership One ("HLP") purchased the property contemporaneously with the termination of the lease, and the Company leased its Snyder Production Center from HLP pursuant to a ten-year lease that was to expire on November 30, 2002. HLP's sole general partner is a corporation of which J. Frank Harrison, Jr. is the sole shareholder. HLP's sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Reid M. Henson, Director of the Company, are co-trustees. On August 9, 2000, a Special Committee of the Board of Directors approved the sale by the Company of property and improvements adjacent to the Snyder Production Center to HLP and a new lease of both the conveyed property and the Snyder Production Center from HLP, which expires on December 31, 2010. The sale closed on December 15, 2000 at a price of $10.5 million. The annual base rent the Company is obligated to pay for its lease of this property is subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. Rent expense for these properties totaled $3.3 million, $2.9 million and $2.6 million in 2001, 2000 and 1999, respectively.

   In May 2000, the Company entered into a five-year consulting agreement with Reid M. Henson. Mr. Henson served as a Vice Chairman of the Board of Directors from 1983 to May 2000. Payments in 2001 and 2000 related to the consulting agreement totaled $350,000 and $204,000, respectively.

   On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation related to the Company's headquarters office building. Beacon Investment Corporation's sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon Investment Corporation which includes the Company's headquarters office building and an adjacent office facility. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the Adjusted Eurodollar Rate as the measurement device. Rent expense under this lease totaled $3.3 million, $3.6 million and $3.1 million in 2001, 2000 and 1999, respectively.

   The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $50 million, $49 million and $45 million in 2001, 2000 and 1999, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative's debt. Such guarantee amounted to $20.4 million as of December 30, 2001.

   The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $110 million, $110 million and $109 million in 2001, 2000 and 1999, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $1.2 million, $1.0 million and $1.3 million in 2001, 2000 and 1999, respectively. Also, the Company has guaranteed a portion of debt for SAC. Such guarantee was $16.8 million as of December 30, 2001.

   The Company purchases certain computerized data management products and services related to inventory control and marketing program support from Data Ventures LLC ("Data Ventures"), a Delaware limited liability company in which the Company holds a 31.25% equity interest. J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, holds a 32.5% equity interest in Data Ventures. On September 30, 1997, Data Ventures obtained a $1.9 million unsecured line of credit from the Company. In December 1999, this line of credit was increased to $3.0 million. In July 2001, this line of credit was increased to $4.5 million. Data Ventures was indebted to the Company for $3.9 million and $2.8 million as of December 30,

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements

2001 and December 31, 2000, respectively. The Company recorded a loan loss provision of $1.6 million, $.2 million and $.6 million in 2001, 2000 and 1999, respectively, related to its outstanding loan to Data Ventures. The Company purchased products and services from Data Ventures for $435,000, $414,000 and $154,000 in 2001, 2000 and 1999, respectively.

(16)  Restructuring

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

(17)  Earnings Per Share

   The following table sets forth the computation of basic net income per share and diluted net income per share:


                                                                Fiscal Year
                                                            --------------------
                                                             2001   2000   1999
                                                            ------ ------ ------
In Thousands (Except Per Share Data)
Numerator:
Numerator for basic net income and diluted net income...... $9,470 $6,294 $3,241

Denominator:
Denominator for basic net income per
  share--weighted average common shares....................  8,753  8,733  8,588
Effect of dilutive securities--Stock options...............     68     89    120
                                                            ------ ------ ------
Denominator for diluted net income per
  share--adjusted weighted average common shares...........  8,821  8,822  8,708
                                                            ------ ------ ------
Basic net income per share................................. $ 1.08 $  .72 $  .38
                                                            ====== ====== ======
Diluted net income per share............................... $ 1.07 $  .71 $  .37
                                                            ====== ====== ======

(18)  Risks And Uncertainties

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

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


   The Company's products are sold and distributed directly by its employees to retail stores and other outlets. During 2001, approximately 78% of the Company's physical case volume was sold in the take-home channel through supermarkets, convenience stores, drug stores and mass merchandisers. However, no individual customer accounted for as much as 10% of the Company's total sales volume.

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

   Less than 10% of the Company's labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering approximately 6% of the Company's employees expire during 2002.

   In March 2000, at the end of a collective bargaining agreement in Huntington, West Virginia, the Company and Teamsters Local Union 505 were unable to reach agreement on wages and benefits. The union elected to strike and other Teamster-represented sales centers in West Virginia joined in a sympathy strike. In August 2000, the Company and the respective local unions settled all outstanding issues.

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

   Changes in the market value of assets in the Company's pension plan as well as material changes in interest rates, may result in significant changes in net periodic pension cost and Company contributions to the plan.

   Changes in the insurance markets may significantly impact insurance premiums, or in certain situations, may impact the Company's ability to secure insurance coverages.

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements


(19)  Supplemental Disclosures of Cash Flow Information

   Changes in current assets and current liabilities affecting cash, net of effects of acquisitions and divestitures, were as follows:


                                                                       Fiscal Year
                                                               --------------------------
                                                                2001      2000     1999
                                                               -------  --------  -------
In Thousands
Accounts receivable, trade, net............................... $(1,313) $ (2,294) $(1,017)
Accounts receivable from The Coca-Cola Company................   1,445       638    4,073
Accounts receivable, other....................................   2,994     5,691   (5,419)
Inventories...................................................     586       712   (2,487)
Prepaid expenses and other assets.............................     647      (757)   2,542
Accounts payable, trade.......................................   6,893      (249)      22
Accounts payable to The Coca-Cola Company.....................   4,123     1,456   (2,848)
Other accrued liabilities.....................................   3,848   (22,145)  14,046
Accrued compensation..........................................   3,906     7,041   (3,079)
Accrued interest payable......................................   1,395    (6,347)   1,505
Due to Piedmont...............................................   8,246    13,700    2,301
                                                               -------  --------  -------
(Increase) decrease in current assets less current liabilities $32,770  $ (2,554) $ 9,639
                                                               =======  ========  =======

   Cash payments for interest and income taxes were as follows:

                                                              Fiscal Year
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
 In Thousands
 Interest.............................................. $42,084 $58,736 $48,221
 Income taxes (net of refunds).........................   2,673   2,830   1,939

(20)  New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective the first day of fiscal year 2002. The Company anticipates the adoption of SFAS No. 142 will reduce amortization expense in 2002 by approximately $12.6 million for the Company and by approximately $8.4 million for Piedmont.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but it retains many of the fundamental provisions of that Statement. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                  Notes to Consolidated Financial Statements

entity that have either been disposed of or classified as held for sale. The provisions of SFAS No. 144 are required to be adopted at the beginning of fiscal year 2002. The Company believes that such adoption will not have a material effect on its financial statements.

   EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of Vendor's Products" is effective for the Company at the beginning of fiscal year 2002 and will require certain expenses currently classified as selling, general and administrative expenses to be reclassified as deductions from net sales. This change will occur beginning in the first quarter of 2002 and all comparable periods will be reclassified. The Company estimates that approximately $28.6 million of net expense associated with payments to customers in 2001 which were previously classified as selling, general and administrative expenses will be reclassified as a reduction in net sales in accordance with the EITF consensus.

(21)  Quarterly Financial Data (Unaudited)

   Set forth below are unaudited quarterly financial data for the fiscal years ended December 30, 2001 and December 31, 2000.

                                                       Quarter
                                        ------------------------------------
                                           1         2        3        4
                                        --------  -------- -------- --------
   In Thousands (Except Per Share Data)
   Year Ended December 30, 2001
   Net sales........................... $230,057  $271,678 $266,604 $254,347
   Gross margin........................  106,467   124,708  121,108  114,833
   Net income (loss)...................   (1,782)    5,009    7,915   (1,672)
   Basic net income (loss) per share...     (.20)      .57      .90     (.19)
   Diluted net income (loss) per share.     (.20)      .57      .90     (.19)

                                                       Quarter
                                        ------------------------------------
                                           1         2        3        4
                                        --------  -------- -------- --------
   In Thousands (Except Per Share Data)
   Year Ended December 31, 2000
   Net sales........................... $228,184  $270,933 $258,565 $237,452
   Gross margin........................  105,941   127,931  121,006  110,015
   Net income (loss)...................   (1,957)    6,317    6,398   (4,464)
   Basic net income (loss) per share...     (.22)      .72      .73     (.51)
   Diluted net income (loss) per share.     (.22)      .71      .73     (.51)

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
February 15, 2002

   The financial statement schedule required by Regulation S-X is set forth in response to Item 14 below.

   The supplementary data required by Item 302 of Regulation S-K is set forth in Note 21 to the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   Part III

Item 10.  Directors and Executive Officers of the Company

   For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" included as a separate item at the end of Part I of this Report. For information with respect to the directors of the Company, see the "Election of Directors" section of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission before April 29, 2002, which is incorporated herein by reference. For information with respect to Section 16 reports, see the "Election of Directors--Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  Executive Compensation

   For information with respect to executive and director compensation, see the "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Election of Directors--The Board of Directors and its Committees" sections of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   For information with respect to security ownership of certain beneficial owners and management, see the "Principal Stockholders" and "Election of Directors--Beneficial Ownership of Management" sections of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   For information with respect to certain relationships and related transactions, see the "Certain Transactions" section of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

A. List of Documents filed as part of this report.

    1. Financial Statements

       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Cash Flows
       Consolidated Statements of Changes in Stockholders' Equity
       Notes to Consolidated Financial Statements
       Report of Independent Accountants

    2. Financial Statement Schedule

       Schedule II--Valuation and Qualifying Accounts and Reserves

       All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

    3. Listing of Exhibits:

Exhibit Index

                                                               Incorporated by Reference or
Number Description                                                    Filed Herewith
------ -----------                                           --------------------------------

(3.1)  Bylaws of the Company, as amended.                    Exhibit 3.1 to the Company's
                                                             Annual Report on Form 10-K for
                                                             the fiscal year ended December
                                                             31, 2000.

(3.2)  Restated Certificate of Incorporation of the Company. Exhibit 3.1 to the Company's
                                                             Registration Statement (No. 33-
                                                             54657) on Form S-3 as filed on
                                                             July 20, 1994.

(4.1)  Specimen of Common Stock Certificate.                 Exhibit 4.1 to the Company's
                                                             Registration Statement (No. 2-
                                                             97822) on Form S-1 as filed on
                                                             May 31, 1985.

(4.2)  Supplemental Indenture, dated as of March 3, 1995,    Exhibit 4.15 to the Company's
       between the Company and Citibank, N.A., as Successor, Annual Report, as amended, on
       as Trustee.                                           Form 10-K/A-2 for the fiscal
                                                             year ended January 1, 1995.

(4.3)  Form of the Company's 6.85% Debentures due 2007.      Exhibit 4.1 to the Company's
                                                             Quarterly Report on Form 10-Q
                                                             for the quarter ended October 1,
                                                             1995.

                                                                         Incorporated by Reference or
Number Description                                                              Filed Herewith
------ -----------                                                     --------------------------------

(4.4)  Loan Agreement dated as of November 20, 1995 between the        Exhibit 4.13 to the Company's
       Company and LTCB Trust Company, as Agent, and other banks       Annual Report on Form 10-K for
       named therein.                                                  the fiscal year ended December
                                                                       31, 1995.

(4.5)  Amended and Restated Credit Agreement dated as of December      Exhibit 4.14 to the Company's
       21, 1995 between the Company and NationsBank, N.A., Bank of     Annual Report on Form 10-K for
       America National Trust and Savings Association and other banks  the fiscal year ended December
       named therein.                                                  31, 1995.

(4.6)  Waiver dated as of December 31, 2001, to the Amended and        Filed herewith.
       Restated Credit Agreement, designated as Exhibit 4.5.

(4.7)  Amendment, dated as of July 22, 1997, to Loan Agreement         Exhibit 4.1 to the Company's
       (designated as Exhibit 4.4), between the Company and LTCB       Quarterly Report on Form 10-Q
       Trust Company, as Agent, and other banks named therein.         for the quarter ended June 29,
                                                                       1997.

(4.8)  Form of the Company's 7.20% Debentures due 2009.                Exhibit 4.2 to the Company's
                                                                       Quarterly Report on Form 10-Q
                                                                       for the quarter ended June 29,
                                                                       1997.

(4.9)  Form of the Company's 6.375% Debentures due 2009.               Exhibit 4.1 to the Company's
                                                                       Quarterly Report on Form 10-Q
                                                                       for the quarter ended April 4,
                                                                       1999.

(4.10) Assignment and Release Agreement, dated as of October 6, 1999   Exhibit 4.11 to the Company's
       (relating to the Loan Agreement designated as Exhibit 4.4), by  Annual Report on Form 10-K for
       and between The Long-Term Credit Bank of Japan, Limited and     the fiscal year ended January 2,
       General Electric Capital Corporation.                           2000.

(4.11) Second Amendment dated as of February 24, 2000 (to Loan         Exhibit 4.12 to the Company's
       Agreement designated as Exhibit 4.4) by and among the           Annual Report on Form 10-K for
       Company and General Electric Capital Corporation, as agent.     the fiscal year ended January 2,
                                                                       2000.

(4.12) The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

(10.1) Stock Rights and Restrictions Agreement by and between          Exhibit 28.01 to the Company's
       Coca-Cola Bottling Co. Consolidated and The Coca-Cola           Current Report on Form 8-K
       Company dated January 27, 1989.                                 dated January 27, 1989.

(10.2) Description and examples of bottling franchise agreements       Exhibit 10.20 to the Company's
       between the Company and The Coca-Cola Company.                  Annual Report on Form 10-K for
                                                                       the fiscal year ended December
                                                                       31, 1988.

                                                                            Incorporated by Reference or
Number  Description                                                                Filed Herewith
------  -----------                                                      -----------------------------------

(10.3)  Lease, dated as of January 1, 1999, by and between the Company   Exhibit 10.5 to the Company's
        and the Ragland Corporation, related to the production/          Annual Report on Form 10-K for
        distribution facility in Nashville, Tennessee.                   the fiscal year ended December
                                                                         31, 2000.

(10.4)  Description and example of Deferred Compensation Agreement,      Exhibit 19.1 to the Company's
        dated as of October 1, 1987, between Eligible Employees of the   Annual Report on Form 10-K for
        Company and the Company under the Officer's Split-Dollar Life    the fiscal year ended December
        Insurance Plan. **                                               30, 1990.

(10.5)  Purchase and Sale Agreement, dated as of December 15, 2000,      Exhibit 10.9 to the Company's
        between the Company and Harrison Limited Partnership One,        Annual Report on Form 10-K for
        related to land adjacent to the Snyder Production Center in      the fiscal year ended December
        Charlotte, North Carolina.                                       31, 2000.

(10.6)  Lease Agreement, dated as of December 15, 2000, between the      Exhibit 10.10 to the Company's
        Company and Harrison Limited Partnership One, related to the     Annual Report on Form 10-K for
        Snyder Production Center in Charlotte, North Carolina and a      the fiscal year ended December
        distribution center adjacent thereto.                            31, 2000.

(10.7)  Partnership Agreement of Carolina Coca-Cola Bottling             Exhibit 2.01 to the Company's
        Partnership,* dated as of July 2, 1993, by and among Carolina    Current Report on Form 8-K
        Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc.,  dated July 2, 1993.
        Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola
        Bottling Company and Palmetto Bottling Company.

(10.8)  Definition and Adjustment Agreement, dated July 2, 1993, by      Exhibit 2.05 to the Company's
        and among Carolina Coca-Cola Bottling Partnership,* Coca-Cola    Current Report on Form 8-K
        Ventures, Inc., Coca-Cola Bottling Co. Consolidated, CCBC of     dated July 2, 1993.
        Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc.,
        The Coca-Cola Company, Carolina Coca-Cola Holding
        Company, The Coastal Coca-Cola Bottling Company, Eastern
        Carolina Coca-Cola Bottling Company, Inc., Coca-Cola Bottling
        Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company
        and Palmetto Bottling Company.

(10.9)  Management Agreement, dated as of July 2, 1993, by and among     Exhibit 10.01 to the Company's
        Coca-Cola Bottling Co. Consolidated, Carolina Coca-Cola          Current Report on Form 8-K
        Bottling Partnership,* CCBC of Wilmington, Inc., Carolina        dated July 2, 1993.
        Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc.
        and Palmetto Bottling Company.

(10.10) First Amendment to Management Agreement designated As            Exhibit 10.14 to the Company's
        Exhibit 10.13, dated as of January 1, 2001.                      Annual Report on Form 10-K for
                                                                         the fiscal year ended December
                                                                         31, 2000.

(10.11) Post-Retirement Medical and Life Insurance Benefit               Exhibit 10.02 to the Company's
        Reimbursement Agreement, dated July 2, 1993, by and between      Current Report on Form 8-K
        Carolina Coca-Cola Bottling Partnership* and Coca-Cola           dated July 2, 1993.
        Bottling Co. Consolidated.

(10.12) Amended and Restated Guaranty Agreement, dated as of July 15,    Exhibit 10.06 to the Company's
        1993 re: Southeastern Container, Inc.                            Quarterly Report on Form 10-Q
                                                                         for the quarter ended July 4, 1993.

                                                                        Incorporated by Reference or
Number  Description                                                            Filed Herewith
------  -----------                                                   --------------------------------

(10.13) Management Agreement, dated as of June 1, 1994, by and among  Exhibit 10.6 to the Company's
        Coca-Cola Bottling Co. Consolidated and South Atlantic        Quarterly Report on Form 10-Q
        Canners, Inc.                                                 for the quarter ended July 3,
                                                                      1994.

(10.14) Agreement, dated as of March 1, 1994, between the Company     Exhibit 10.85 to the Company's
        and South Atlantic Canners, Inc.                              Annual Report on Form 10-K for
                                                                      the fiscal year ended January 1,
                                                                      1995.

(10.15) Stock Option Agreement, dated as of March 8, 1989, of         Exhibit 10.86 to the Company's
        J. Frank Harrison, Jr. **                                     Annual Report on Form 10-K for
                                                                      the fiscal year ended January 1,
                                                                      1995

(10.16) Stock Option Agreement, dated as of August 9, 1989, of        Exhibit 10.87 to the Company's
        J. Frank Harrison, III. **                                    Annual Report on Form 10-K for
                                                                      the fiscal year ended January 1,
                                                                      1995.

(10.17) Guaranty Agreement, dated as of May 18, 2000, between the     Filed herewith.
        Company and Wachovia Bank of North Carolina, N.A.

(10.18) Guaranty Agreement, dated as of December 1, 2001, between     Filed herewith.
        the Company and Wachovia, N.A.

(10.19) Description of the Company's 2002 Bonus Plan for officers. ** Filed herewith.

(10.20) Agreement for Consultation and Services between the Company   Exhibit 10.54 to the Company's
        and J. Frank Harrison, Jr. **                                 Annual Report on Form 10-K for
                                                                      the fiscal year ended December
                                                                      29, 1996.

(10.21) Retirement and Consulting Agreement, effective as of May 31,  Exhibit 10.25 to the Company's
        2000, between the Company and Reid M. Henson. **              Annual Report on Form 10-K for
                                                                      the fiscal year ended December
                                                                      31, 2000.

(10.22) Agreement to assume liability for postretirement benefits     Exhibit 10.55 to the Company's
        between the Company and Piedmont Coca-Cola Bottling           Annual Report on Form 10-K for
        Partnership.                                                  the fiscal year ended December
                                                                      29, 1996.

(10.23) Franchise Asset Purchase Agreement, dated as of January 21,   Exhibit 10.58 to the Company's
        1998, by and among Coca-Cola Bottling Company Southeast,      Annual Report on Form 10-K for
        Incorporated, as Seller, NABC, Inc., an indirect wholly-owned the fiscal year ended December subsidiary of Guarantor, as Buyer, and Coca-Cola Bottling Co. 28, 1997.
        Consolidated, as Guarantor.

(10.24) Operating Asset Purchase Agreement, dated as of January 21,   Exhibit 10.59 to the Company's
        1998, by and among Coca-Cola Bottling Company Southeast,      Annual Report on Form 10-K for
        Incorporated, as Seller, CCBC of Nashville, L.P., an indirect the fiscal year ended December wholly-owned subsidiary of Guarantor, as Buyer, and Coca-Cola 28, 1997.
        Bottling Co. Consolidated, as Guarantor.

                                                                         Incorporated by Reference or
Number  Description                                                             Filed Herewith
------  -----------                                                    --------------------------------

(10.25) Lease Agreement, dated as of January 5, 1999, between the      Exhibit 10.61 to the Company's
        Company and Beacon Investment Corporation, related to the      Annual Report on Form 10-K for
        Company's corporate headquarters and an adjacent office        the fiscal year ended January 3,
        building in Charlotte, North Carolina.                         1999.

(10.26) Coca-Cola Bottling Co. Consolidated Director Deferral Plan,    Exhibit 10.1 to the Company's
        dated as of January 1, 1998. **                                Quarterly Report on Form 10-Q
                                                                       for the quarter ended March 29,
                                                                       1998.

(10.27) Agreement and Plan of Merger dated as of September 29, 1999,   Exhibit 10.1 to the Company's
        by and among Lynchburg Coca-Cola Bottling Co., Inc.,           Quarterly Report on Form 10-Q
        Coca-Cola Bottling Co. Consolidated, LCCB Merger Co.,          for the quarter ended October 3,
        Certain Shareholders of Lynchburg Coca-Cola Bottling Co., Inc. 1999.
        and George M. Lupton, Jr. as the shareholders' representative.

(10.28) Agreement and Plan of Merger, dated as of March 26, 1999, by   Annex A to the Company's
        and among the Company and Carolina Coca-Cola Bottling          Registration Statement
        Company, Inc.                                                  (No. 333-75751) on Form S-4.

(10.29) Restricted Stock Award to J. Frank Harrison, III (effective    Annex A to the Company's
        January 4, 1999). **                                           Proxy Statement for the 1999
                                                                       Annual Meeting.

(10.30) Can Supply Agreement, dated as of February 22, 2000, between   Exhibit 10.1 to the Company's
        American National Can Company and the Company.                 Quarterly Report on Form 10-Q
                                                                       for the quarter ended April 2,
                                                                       2000.

(10.31) Asset Acquisition Agreement, dated as of September 29, 2000,   Exhibit 10.1 to the Company's
        by and among The Coca-Cola Bottling Company of West            Quarterly Report on Form 10-Q
        Virginia, Inc. Coca-Cola Bottling Company of Roanoke, Inc.     for the quarter ended October 1,
        and Coca-Cola Enterprises Inc.                                 2000.

(10.32) Franchise Acquisition Agreement, dated as of September 29,     Exhibit 10.2 to the Company's
        2000, by and among WVBC, Inc., ROBC, Inc. and Coca-Cola        Quarterly Report on Form 10-Q
        Enterprises Inc.                                               for the quarter ended October 1,
                                                                       2000.

(10.33) Guaranty Agreement, dated as of September 29, 2000, between    Exhibit 10.3 to the Company's
        the Company and Coca-Cola Enterprises Inc.                     Quarterly Report on Form 10-Q
                                                                       for the quarter ended October 1,
                                                                       2000.

(10.34) Supplemental Savings Incentive Plan, as amended and restated   Exhibit 10.1 to the Company's
        as of January 1, 2001, between Eligible Employees of the       Quarterly Report on Form 10-Q
        Company and the Company. **                                    for the quarter ended April 1,
                                                                       2001.

(10.35) Employment Agreement Termination dated as of April 27, 2001,   Exhibit 10.1 to the Company's
        between the Company and James L. Moore, Jr. **                 Quarterly Report on Form 10-Q
                                                                       for the quarter ended July 1,
                                                                       2001.

                                                                     Incorporated by Reference or
Number  Description                                                         Filed Herewith
------  -----------                                                  -----------------------------

(10.36) Officer Retention Plan (ORP), as amended and restated as of  Exhibit 10.2 to the Company's
        January 1, 2001, between Eligible Employees of the Company   Quarterly Report on Form 10-Q
        and the Company. **                                          for the quarter ended July 1,
                                                                     2001.

(10.37) Master Amendment to Partnership Agreement, Management        Exhibit 10.1 to the Company's
        Agreement and Definition and Adjustment Agreement dated as   Current Report on Form 8-K
        of January 2, 2002 by and among Piedmont Coca-Cola Bottling  dated January 2, 2002.
        Partnership, The Coca-Cola Company and the Company.

(10.38) Securities Purchase Agreement, dated as of January 2, 2002,  Filed herewith.
        by and between Piedmont Partnership Holding Company, a
        Delaware corporation (KO Subsidiary), and, Coca-Cola
        Ventures, Inc., a Delaware corporation (Consolidated
        Subsidiary).

(10.39) Assignment, dated as of January 2, 2002, by and between      Filed herewith.
        Piedmont Partnership Holding Company, a Delaware corporation
        (KO Subsidiary), and Coca-Cola Ventures, Inc. a Delaware
        corporation (Consolidated Subsidiary).

(10.40) Loan Agreement, dated as of May 28, 1996, between Piedmont   Filed herewith.
        Coca-Cola Bottling Partnership and LTCB Trust Company, as
        Agent, and other banks named therein.

(10.41) First Amendment, dated February 24, 2000, to Loan Agreement  Filed herewith.
        designated as Exhibit 10.40.

(10.42) Assignment and release agreement, dated as of October 6,     Filed herewith.
        1999, by and between LTCB Trust Company, as Agent, and
        General Electric Capital Corporation to loan agreement
        designated as Exhibit 10.40.

(21.1)  List of subsidiaries.                                        Filed herewith.

(23.1)  Consent of Independent Accountants to Incorporation by       Filed herewith.
        Reference into Form S-3 (Registration No. 33-4325), Form S-3
        (Registration No. 33-54657) and Form S-3 (Registration No.
        333-71003).

--------
* Carolina Coca-Cola Bottling Partnership's name was changed to Piedmont Coca-Cola Bottling Partnership.
** Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.

B. Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on January 14, 2002 reporting pursuant to Item 5 thereof that it had purchased an additional 4.651% ownership interest in Piedmont Coca-Cola Bottling Partnership from The Coca-Cola Company. No financial statements were required to be filed as part of such Form 8-K.

C. Exhibits

   See Item 14.A.3

D. Financial Statement Schedules

   See Item 14.A.2

                                                                    Schedule II

                      COCA-COLA BOTTLING CO. CONSOLIDATED

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                (In Thousands)

                                                   Additions
                                                    Charged
                                        Balance at to Costs             Balance
                                        Beginning     and               at End
Description                              of Year   Expenses  Deductions of Year
-----------                             ---------- --------- ---------- -------
Allowance for doubtful accounts:

Fiscal year ended December 30, 2001....    $918     $1,463      $518    $1,863
                                           ====     ======      ====    ======
Fiscal year ended December 31, 2000....    $850     $  580      $512    $  918
                                           ====     ======      ====    ======
Fiscal year ended January 2, 2000......    $600     $  824      $574    $  850
                                           ====     ======      ====    ======

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

                                               Coca-Cola Bottling Co.
                                               Consolidated
                                                           (Registrant)

                                               By:   /s/  J. Frank Harrison, III
                                                   -----------------------------
                                                      J. Frank Harrison, III
                                                     Chairman of the Board of
                                                             Directors
                                                    and Chief Executive Officer

Date: March 26, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                       Title                  Date
 -            ---------                       -----                  ----

By:  /s/  J. Frank Harrison, III  Chairman of the Board of      March 26, 2002
    -----------------------------   Directors, Chief Executive
       J. Frank Harrison, III       Officer and Director

By:  /s/  J. Frank Harrison, Jr.  Chairman Emeritus of the      March 26, 2002
    -----------------------------   Board of Directors and
       J. Frank Harrison, Jr.       Director

By:     /s/  H.W. McKay Belk      Director                      March 26, 2002
    -----------------------------
          H. W. McKay Belk

By:       /s/  John M. Belk       Director                      March 26, 2002
    -----------------------------
            John M. Belk

By:     /s/  Sharon A. Decker     Director                      March 26, 2002
    -----------------------------
          Sharon A. Decker

By:    /s/  William B. Elmore     President, Chief Operating    March 26, 2002
    -----------------------------   Officer and Director
          William B. Elmore

By:      /s/  Reid M. Henson      Director                       March 26, 2002
    -----------------------------
           Reid M. Henson

By:     /s/  Ned R. McWherter     Director                       March 26, 2002
    -----------------------------
          Ned R. McWherter

By:   /s/  James L. Moore, Jr.    Vice Chairman of the Board of  March 26, 2002
    -----------------------------   Directors and Director
         James L. Moore, Jr.

By:   /s/  John W. Murrey, III    Director                       March 26, 2002
    -----------------------------
         John W. Murrey, III

By:        /s/  Carl Ware         Director                       March 26, 2002
    -----------------------------
              Carl Ware

By:     /s/  Dennis A. Wicker     Director                       March 26, 2002
    -----------------------------
          Dennis A. Wicker

By:     /s/  David V. Singer      Executive Vice President and   March 26, 2002
    -----------------------------   Chief Financial Officer
           David V. Singer

By:    /s/  Steven D. Westphal    Vice President, Controller     March 26, 2002
    -----------------------------   and Chief Accounting Officer
         Steven D. Westphal