Form 10-Q
period 2002-03-31
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2002-05-13
CIK 317540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 2002
                               -------------------------------------------------

Commission File Number                                    0-9286
                       ---------------------------------------------------------


                       COCA-COLA BOTTLING CO. CONSOLIDATED
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       56-0950585
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              4100 Coca-Cola Plaza, Charlotte, North Carolina 28211
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 557-4400
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                    Outstanding at May 1, 2002
             -----                                    --------------------------
Common Stock, $1.00 Par Value                                 6,392,477
Class B Common Stock, $1.00 Par Value                         2,380,852

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                            March 31,     Dec. 30,     April 1,
                                                              2002          2001         2001
                                                           ----------   ----------   ----------
ASSETS
------

Current Assets:
---------------
Cash                                                       $    9,172   $   16,912   $    7,955
Accounts receivable, trade, less allowance for
 doubtful accounts of $2,064, $1,863 and $809                  81,303       63,974       62,369
Accounts receivable from The Coca-Cola Company                 15,475        3,935        7,788
Accounts receivable, other                                      6,385        5,253        6,195
Inventories                                                    40,852       39,916       35,925
Prepaid expenses and other current assets                      15,615       13,379       16,498
                                                           ----------   ----------   ----------
  Total current assets                                        168,802      143,369      136,730
                                                           ----------   ----------   ----------

Property, plant and equipment, net                            478,973      457,306      424,126
Leased property under capital leases, net                      50,779        5,383        7,119
Investment in Piedmont Coca-Cola Bottling Partnership                       60,203       59,316
Other assets                                                   60,418       52,140       60,853
Franchise rights and goodwill, net                            607,031      335,662      344,321
Other identifiable intangible assets, net                       8,026       10,396       13,313
                                                           ----------   ----------   ----------


Total                                                      $1,374,029   $1,064,459   $1,045,778
                                                           ==========   ==========   ==========

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                       March 31,        Dec. 30,           April 1,
                                                                         2002             2001               2001
                                                                     -------------    -------------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
--------------------
Portion of long-term debt payable within one year                    $     147,431     $     56,708       $    57,317
Current portion of obligations under capital leases                          5,715            1,489             2,454
Accounts payable, trade                                                     35,476           28,370            24,410
Accounts payable to The Coca-Cola Company                                    4,817            7,925             4,018
Due to Piedmont Coca-Cola Bottling Partnership                                               24,682            18,958
Accrued compensation                                                         7,817           17,350             7,137
Other accrued liabilities                                                   68,257           49,169            49,040
Accrued interest payable                                                    15,122           11,878            14,462
                                                                     -------------    -------------       -----------
  Total current liabilities                                                284,635          197,571           177,796
Deferred income taxes                                                      160,578          133,743           146,512
Pension and retiree benefit obligations                                     32,941           37,203            24,950
Other liabilities                                                           60,510           57,770            50,673
Obligations under capital leases                                            41,811              935             1,991
Long-term debt                                                             717,625          620,156           620,156
                                                                     -------------    -------------       -----------
  Total liabilities                                                      1,298,100        1,047,378         1,022,078
                                                                     -------------    -------------       -----------

Commitments and Contingencies (Note 13)

Minority interest in Piedmont Coca-Cola
 Bottling Partnership                                                       56,452

Stockholders' Equity:
---------------------
Common Stock, $1.00 par value:
 Authorized - 30,000,000 shares;
 Issued - 9,454,851, 9,454,651 and 9,454,651 shares                          9,454            9,454             9,454
Class B Common Stock, $1.00 par value:
 Authorized - 10,000,000 shares;
 Issued - 3,008,966, 2,989,166 and 2,989,166 shares                          3,009            2,989             2,989
Capital in excess of par value                                              89,559           91,004            97,569
Accumulated deficit                                                         (8,929)         (12,307)          (23,559)
Accumulated other comprehensive loss                                       (12,362)         (12,805)           (1,499)
                                                                     -------------    -------------       -----------
                                                                            80,731           78,335            84,954
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                                  60,845           60,845            60,845
 Class B Common - 628,114 shares                                               409              409               409
                                                                     -------------    -------------       -----------
  Total stockholders' equity                                                19,477           17,081            23,700
                                                                     -------------    -------------       -----------

Total                                                                $   1,374,029    $   1,064,459       $ 1,045,778
                                                                     =============    =============       ===========

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                                First Quarter
                                                            ----------------------
                                                               2002         2001
                                                            ---------    ---------
Net sales (includes sales to Piedmont of $13,987 in 2001)   $ 283,198    $ 223,700
Cost of sales, excluding depreciation shown below
 (includes $10,921 related to sales to Piedmont in 2001)      148,616      120,801
                                                            ---------    ---------
Gross margin                                                  134,582      102,899
Selling, general and administrative expenses,
 excluding depreciation shown below                            96,520       73,591
Depreciation expense                                           17,985       15,803
Amortization of goodwill and intangibles                          687        3,720
                                                            ---------    ---------
Income from operations                                         19,390        9,785

Interest expense                                               12,140       12,152
Other income (expense), net                                      (899)        (579)
Minority interest                                                 759
                                                            ---------    ---------
Income (loss) before income taxes                               5,592       (2,946)
Federal and state income taxes (benefit)                        2,214       (1,164)
                                                            ---------    ---------
Net income (loss)                                           $   3,378    $  (1,782)
                                                            =========    =========

Basic net income (loss) per share                           $     .39    $    (.20)

Diluted net income (loss) per share                         $     .38    $    (.20)

Weighted average number of common
 shares outstanding                                             8,773        8,753

Weighted average number of common
 shares outstanding-assuming dilution                           8,857        8,753

Cash dividends per share
 Common Stock                                               $     .25    $     .25
 Class B Common Stock                                       $     .25    $     .25

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                        Capital                       Accumulated
                                           Class B         in                            Other
                             Common        Common       Excess of        Accum.      Comprehensive    Treasury
                              Stock         Stock       Par Value        Deficit          Loss          Stock          Total
                              -----         -----       ---------        -------          ----          -----          -----
Balance on
 December 31, 2000          $   9,454     $  2,969       $  99,020     $ (21,777)      $              $(61,254)      $  28,412
Comprehensive loss:
  Net loss                                                                (1,782)                                       (1,782)
  Proportionate share
   of Piedmont's accum.
   other comprehensive
   loss at adoption of
   SFAS 133, net of tax                                                                      (924)                        (924)
  Change in proportionate
   share of Piedmont's
   accum. other com-
   prehensive loss, net of tax                                                               (575)                        (575)
                                                                                                                     ---------
 Total comprehensive loss                                                                                               (3,281)
Cash dividends paid                                         (2,188)                                                     (2,188)
Issuance of Class B
 Common Stock                                   20             737                                                         757
                            ---------     --------       ---------     ---------       ----------     --------       ---------
Balance on
 April 1, 2001              $   9,454     $  2,989       $  97,569     $ (23,559)      $   (1,499)    $(61,254)      $  23,700
                            =========     ========       =========     =========       ==========     ========       =========
Balance on
 December 30, 2001          $   9,454     $  2,989       $  91,004     $ (12,307)      $  (12,805)    $(61,254)      $  17,081
Comprehensive
  income:
  Net income                                                               3,378                                         3,378
  Change in fair market
   value of cash flow
   hedges, net of tax                                                                          14                           14
  Change in proportionate
   share of Piedmont's
   accum. other com-
   prehensive loss, net of tax                                                                429                          429
                                                                                                                     ---------
Total comprehensive
  income                                                                                                                 3,821
Cash dividends paid                                         (2,193)                                                     (2,193)
Issuance of Class B
 Common Stock                                   20             748                                                         768
                            ---------     --------       ---------     ---------       ----------     --------       ---------
Balance on
 March 31, 2002             $   9,454     $  3,009       $  89,559     $  (8,929)      $  (12,362)    $(61,254)      $  19,477
                            =========     ========       =========     =========       ==========     ========       =========

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

                                                                            First Quarter
                                                                     -----------------------------
                                                                        2002               2001
                                                                     -----------        ----------
Cash Flows from Operating Activities
------------------------------------
Net income (loss)                                                    $     3,378        $   (1,782)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation expense                                                    17,985            15,803
  Amortization of goodwill and intangibles                                   687             3,720
  Deferred income taxes (benefit)                                          2,214            (1,164)
  Losses on sale of property, plant and equipment                            702               524
  Amortization of debt costs                                                 186               213
  Amortization of deferred gain related to terminated
    interest rate swaps                                                     (482)             (258)
  Undistributed losses of Piedmont                                                             935
  Minority interest                                                          759
  (Increase) decrease in current assets less current liabilities          (1,391)            9,103
  Increase in other noncurrent assets                                     (3,235)             (184)
  Decrease in other noncurrent liabilities                                (3,076)              (13)
  Other                                                                       (3)               27
                                                                     -----------        ----------
Total adjustments                                                         14,346            28,706
                                                                     -----------        ----------
Net cash provided by operating activities                                 17,724            26,924
                                                                     -----------        ----------

Cash Flows from Financing Activities
------------------------------------
Repayment of current portion of long-term debt                           (56,708)           (1,776)
Proceeds from (repayment of) lines of credit, net                         49,900           (12,900)
Cash dividends paid                                                       (2,193)           (2,188)
Payments on capital lease obligations                                       (471)             (976)
Other                                                                        179               193
                                                                     -----------        ----------
Net cash used in financing activities                                     (9,293)          (17,647)
                                                                     -----------        ----------

Cash Flows from Investing Activities
------------------------------------
Additions to property, plant and equipment                                (7,716)          (10,682)
Proceeds from the sale of property, plant and equipment                      247               935
Acquisitions of companies, net                                            (8,702)
                                                                     -----------        ----------
Net cash used in investing activities                                    (16,171)           (9,747)
                                                                     -----------        ----------
Net decrease in cash                                                      (7,740)             (470)
Cash at beginning of period                                               16,912             8,425
                                                                     -----------        ----------

Cash at end of period                                                $     9,172        $    7,955
                                                                     ===========        ==========

Significant non-cash investing and financing activities:
  Issuance of Class B Common Stock in connection with stock award    $       768        $      757
  Capital lease obligations incurred                                      41,620

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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001 filed with the Securities and Exchange Commission. See Note 14 for new accounting pronouncements.

Certain prior year amounts have been reclassified to conform to current year classifications.

2.  Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership ("Piedmont") to distribute and market carbonated and noncarbonated beverages primarily in portions of North Carolina and South Carolina. Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. The Company provides a portion of the soft drink products to Piedmont at cost and receives a fee for managing the business of Piedmont pursuant to a management agreement.

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company's ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The excess of the purchase price over the net book value of the interest of Piedmont acquired was $4.4 million and has been recorded principally as an addition to franchise rights. The Company's investment in Piedmont has been accounted for using the equity method in 2001 and prior years.

The following financial information includes the 2002 unaudited consolidated financial position and results of operations of the Company and includes the 2001 unaudited pro forma financial position and results of operations. The 2001 unaudited pro forma financial information reflects the consolidation of Piedmont's financial position and results of operations with those of the Company as if the additional purchase had occurred at the beginning of 2001.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              Pro forma    Pro forma
                                                 March 31,     Dec. 30,     April 1,
In Thousands                                       2002          2001         2001
-------------------------------------------------------------------------------------
ASSETS

Current Assets:

Cash                                             $    9,172   $   18,210   $    9,022
Accounts receivable, trade, net                      81,303       84,384       82,043
Accounts receivable from The Coca-Cola Company       15,475        5,004       10,302
Accounts receivable, other                            6,385        7,603        8,417
Inventories                                          40,852       45,812       41,519
Prepaid expenses and other current assets            15,615       13,522       17,112
                                                 ----------   ----------   ----------
  Total current assets                              168,802      174,535      168,415
                                                 ----------   ----------   ----------

Property, plant and equipment                       826,018      822,095      766,761
Less-Accumulated depreciation and amortization      347,045      332,942      310,556
                                                 ----------   ----------   ----------
Property, plant and equipment, net                  478,973      489,153      456,205
                                                 ----------   ----------   ----------

Leased property under capital leases                 60,761       20,424       21,019
Less-Accumulated amortization                         9,982       10,109        8,030
                                                 ----------   ----------   ----------
Leased property under capital leases, net            50,779       10,315       12,989
                                                 ----------   ----------   ----------

Other assets                                         60,418       57,756       66,382
Franchise rights and goodwill                       607,031      604,651      619,694
Other identifiable intangible assets                  8,026       10,396       13,313
                                                 ----------   ----------   ----------

Total                                            $1,374,029   $1,346,806   $1,336,998
                                                 ==========   ==========   ==========

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      Pro forma       Pro forma
                                                        March 31,      Dec. 30,        April 1,
In Thousands                                              2002          2001            2001
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year      $   147,431    $   154,208     $    57,317
Current portion of obligations under capital leases          5,715          2,466           3,883
Accounts payable, trade                                     35,476         34,214          31,903
Accounts payable to The Coca-Cola Company                    4,817          8,193           4,100
Other accrued liabilities                                   68,257         57,593          58,921
Accrued compensation                                         7,817         17,350           7,273
Accrued interest payable                                    15,122         13,647          15,864
                                                       -----------    -----------     -----------
  Total current liabilities                                284,635        287,671         179,261
                                                       -----------    -----------     -----------

Deferred income taxes                                      160,578        157,739         171,102
Pension and retiree benefit obligations                     32,941         37,203          24,950
Other liabilities                                           60,510         61,425          54,456
Obligations under capital leases                            41,811          4,033           5,010
Long-term debt                                             717,625        727,657         825,156
                                                       -----------    -----------     -----------
  Total liabilities                                      1,298,100      1,275,728       1,259,935
                                                       -----------    -----------     -----------

Minority interest in Piedmont                               56,452         54,603          53,568

Stockholders' Equity:
Common Stock                                                 9,454          9,454           9,454
Class B Common Stock                                         3,009          2,989           2,989
Capital in excess of par value                              89,559         91,004          97,569
Accumulated deficit                                         (8,929)       (12,743)        (23,764)
Accumulated other comprehensive loss                       (12,362)       (12,975)         (1,499)
                                                       -----------    -----------     -----------
                                                            80,731         77,729          84,749
Less-Treasury stock, at cost:
 Common                                                     60,845         60,845          60,845
 Class B Common                                                409            409             409
                                                       -----------    -----------     -----------
  Total stockholders' equity                                19,477         16,475          23,495
                                                       -----------    -----------     -----------

Total                                                  $ 1,374,029    $ 1,346,806     $ 1,336,998
                                                       ===========    ===========     ===========

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)                                                          First Quarter
-----------------------------------------------------------------------------------------------------------------
                                                                                                        Pro forma
                                                                                          2002            2001
                                                                                     ------------      ----------
Net sales                                                                            $    283,198      $  270,328
Cost of sales                                                                             148,616         143,408
                                                                                     ------------      ----------
Gross margin                                                                              134,582         126,920
Selling, general and administrative expenses                                               96,520          91,859
Depreciation expense                                                                       17,985          17,207
Amortization of goodwill and intangibles                                                      687           5,849
                                                                                     ------------      ----------
Income from operations                                                                     19,390          12,005

Interest expense                                                                           12,140          15,763
Other income (expense), net                                                                  (899)           (312)
Minority interest                                                                             759            (849)
                                                                                     ------------     -----------
Income (loss) before income taxes                                                           5,592          (3,221)
Federal and state income taxes (benefit)                                                    2,214          (1,234)
                                                                                     ------------      ----------
Net income (loss)                                                                    $      3,378      $   (1,987)
                                                                                     ============      ==========


Basic net income (loss) per share                                                    $        .39      $     (.23)
                                                                                     ============      ==========

Diluted net income (loss) per share                                                  $        .38      $     (.23)
                                                                                     ============      ==========

Weighted average number of common                                                           8,773           8,753
  shares outstanding

Weighted average number of common                                                           8,857           8,753
  shares outstanding - assuming dilution

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


3.  Inventories

Inventories were summarized as follows:

                                                                            March 31,            Dec. 30,          April 1,
In Thousands                                                                  2002                 2001              2001
---------------------------------------------------------------------------------------------------------------------------
Finished products                                                            $28,580             $23,637           $23,099
Manufacturing materials                                                        7,229              11,893             8,905
Plastic pallets and other                                                      5,043               4,386             3,921
                                                                             -------             -------           -------
Total inventories                                                            $40,852             $39,916           $35,925
                                                                             =======             =======           =======


4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                                              March 31,         Dec. 30,        April 1,        Estimated
In Thousands                                                    2002             2001             2001        Useful Lives
--------------------------------------------------------------------------------------------------------------------------
Land                                                        $  13,058        $  11,158         $  11,208
Buildings                                                     114,773           95,338            96,300       10-50 years
Machinery and equipment                                        93,009           93,658            94,398        5-20 years
Transportation equipment                                      138,441          130,016           126,562        4-13 years
Furniture and fixtures                                         38,253           36,350            35,089        4-10 years
Vending equipment                                             356,415          334,975           287,807        6-13 years
Leasehold and land improvements                                45,945           40,969            38,938        5-20 years
Software for internal use                                      22,302           21,850            16,392         3-7 years
Construction in progress                                        3,822            1,908             1,700
--------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, at cost                  826,018          766,222           708,394

Less: Accumulated depreciation and
  amortization                                                347,045          308,916           284,268
--------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                          $ 478,973        $ 457,306         $ 424,126
--------------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



5.  Leased Property Under Capital Leases

                                                          March 31,         Dec. 30,         April 1,      Estimated
In Thousands                                                2002              2001             2001      Useful Lives
----------------------------------------------------------------------------------------------------------------------
Leased property under capital leases                      $60,761          $ 12,265          $ 12,626     1-29 years

Less:  Accumulated amortization                             9,982             6,882             5,507
----------------------------------------------------------------------------------------------------------------------
Leased property under capital leases, net                 $50,779          $  5,383          $  7,119
----------------------------------------------------------------------------------------------------------------------

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. As disclosed in the Company's 2001 Annual Report on Form 10-K, this facility is leased from a related party. The lease obligation was capitalized as a result of the Company's decision in the first quarter to enter into renewal options that extend the expected term of this lease.

6.  Franchise Rights and Goodwill

                                                          March 31,         Dec. 30,         April 1,
In Thousands                                                2002              2001             2001
--------------------------------------------------------------------------------------------------------
Franchise rights                                          $662,374         $353,388          $353,388
Goodwill                                                   155,192          112,097           112,097
--------------------------------------------------------------------------------------------------------
Franchise rights and goodwill                              817,566          465,485           465,485

Less: Accumulated amortization                             210,535          129,823           121,164
--------------------------------------------------------------------------------------------------------

Franchise rights and goodwill, net                        $607,031         $335,662          $344,321
--------------------------------------------------------------------------------------------------------

7.  Other Identifiable Intangible Assets

The principal categories and estimated useful lives of identifiable intangible assets were as follows:

                                                          March 31,         Dec. 30,         April 1,      Estimated
In Thousands                                                2002              2001            2001        Useful Lives
-----------------------------------------------------------------------------------------------------------------------
Customer lists                                             $54,864          $54,864          $54,864        20 years
Other                                                                        16,316           16,316
-----------------------------------------------------------------------------------------------------------------------
Other identifiable intangible assets                        54,864           71,180           71,180

Less: Accumulated amortization                              46,838           60,784           57,867
-----------------------------------------------------------------------------------------------------------------------

Other identifiable intangible assets, net                  $ 8,026          $10,396          $13,313
-----------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


8.  Long-Term Debt

Long-term debt was summarized as follows:

                                                     Interest        Interest          March 31,       Dec. 30,       April 1,
In Thousands                         Maturity         Rate             Paid              2002            2001           2001
-----------------------------------------------------------------------------------------------------------------------------------
Lines of Credit                       2002            2.40%           Varies           $ 19,900

Revolving Credit                      2002            4.75%           Varies             30,000

Term Loan Agreement                   2004            2.39%           Varies             85,000       $ 85,000       $ 85,000

Term Loan Agreement                   2005            2.39%           Varies             85,000         85,000         85,000

Term Loan Agreement*                  2002            2.44%           Varies             97,500

Term Loan Agreement*                  2003            2.44%           Varies             97,500

Medium-Term Notes                     2002                                                              47,000         47,000


Debentures                            2007            6.85%           Semi-             100,000        100,000        100,000
                                                                       annually

Debentures                            2009            7.20%           Semi-             100,000        100,000        100,000
                                                                       annually

Debentures                            2009            6.38%           Semi-             250,000        250,000        250,439
                                                                       annually

Other notes payable                   2002 -          5.75%-          Varies                156          9,864         10,473
                                      2006           10.00%
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        865,056        676,864        677,912

Less: Portion of long-term debt payable within one year                                 147,431         56,708         57,317
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        717,625        620,156        620,595

Fair market value of interest rate swaps                                                                                 (439)
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                         $717,625       $620,156       $620,156
-----------------------------------------------------------------------------------------------------------------------------

* Piedmont's outstanding debt.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


8.  Long-Term Debt (cont.)

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $95 million at March 31, 2002, are made available at the discretion of the three participating banks and may be withdrawn at any time by such banks. On March 31, 2002, $19.9 million was outstanding under these lines of credit. The Company intends to refinance short-term maturities with currently available lines of credit.

The Company has a revolving credit facility for borrowings of up to $170 million that matures in December 2002. The Company intends to negotiate a new revolving credit facility to replace the current facility. The agreement contains covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. On March 31, 2002, $30.0 million was outstanding under this facility.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.4%, 5.7% and 6.7% for the debt portfolio as of March 31, 2002, December 30, 2001 and April 1, 2001, respectively. The Company's overall weighted average borrowing rate on its long-term debt was 5.5% for the first quarter of 2002 compared to 6.8% for the first quarter of 2001.

As of March 31, 2002, approximately 33% of the total debt portfolio was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company's debt portfolio increased by 1%, annual interest expense for the first quarter ended March 31, 2002 would have increased by approximately $.6 million and net income would have been reduced by approximately $.4 million.

With regards to the Company's $170 million term loan agreement that matures in 2004 and 2005, the Company must maintain its public debt ratings at investment grade as determined by both Moody's and Standard & Poor's. If the Company's public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur.

Piedmont obtained a term loan with a group of banks on May 28, 1996 for $195 million with interest payable at a floating rate of LIBOR plus 0.50%. The loan agreement matures in two equal installments of $97.5 million each on May 28, 2002 and May 28, 2003. The interest rate is subject to increase in the event Piedmont's debt rating, as established by Standard & Poor's, declines, and is subject to acceleration if Piedmont's debt rating falls below investment grade for more that 40 days. Piedmont does not anticipate that its debt rating will fall below investment grade. The loan agreement contains certain restrictions which include limitations on additional borrowings, new liens and dispositions of assets. The loan agreement also requires that The Coca-Cola Company continue to maintain at least a 40% voting and equity interest in Piedmont and a 20% interest in the Common Stock of the Company.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



8.  Long-Term Debt

In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. The Company used this shelf registration to issue $250 million of long-term debentures in 1999. The Company currently has $550 million available for use under this shelf registration.

The Company intends to refinance the $97.5 million of the Piedmont loan maturing in May 2002 with currently available credit facilities which include its revolving credit facility and $550 million of availability under its shelf registration. The Company currently plans to loan $97.5 million to Piedmont to repay the maturing debt in May 2002. It is anticipated that Piedmont will pay the Company interest based on a spread over the Company's average cost of funds.

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

Derivative financial instruments were summarized as follows:

                                      March 31, 2002     December 30, 2001       April 1, 2001
                                  ----------------------------------------------------------------
                                  Notional  Remaining  Notional   Remaining   Notional   Remaining
In Thousands                       Amount     Term      Amount      Term       Amount      Term
--------------------------------------------------------------------------------------------------
Interest rate swaps-floating                                                  $100,000   8.0 years
Interest rate swap - fixed        $27,000   .7 years  $27,000    .95 years
Interest rate swap - fixed         19,000   .7 years   19,000    .95 years
Interest rate swap - fixed*        40,000   .2 years
Interest rate swap - fixed*        90,000  1.2 years




* Piedmont's derivative financial instruments.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)



10.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Cash, Accounts Receivable and Accounts Payable
The fair values of cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these financial instruments.

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

The carrying amounts and fair values of the Company's long-term debt and derivative financial instruments were as follows:


                                  March 31, 2002              December 30, 2001            April 1, 2001
                               -----------------------------------------------------------------------------
                               Carrying       Fair          Carrying        Fair        Carrying       Fair
In Thousands                    Amount        Value          Amount         Value        Amount        Value
------------------------------------------------------------------------------------------------------------
Public debt                    $450,000      $441,990       $497,000      $493,993      $497,439    $494,473
Non-public variable rate
  long-term debt                414,900       414,900        170,000       170,000       170,000     170,000
Non-public fixed rate
  long-term debt                    156           156          9,864         9,868        10,473      10,533
Interest rate swaps               4,056         4,056             (7)           (7)         (439)       (439)

The fair values of the interest rate swaps at March 31, 2002 represent the estimated amounts the Company would have paid upon termination of these agreements. The fair values of the interest rate swaps at December 30, 2001 and April 1, 2001 represent the estimated amounts the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


11. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of consolidating Piedmont, were as follows:

                                                                           First Quarter
                                                                     -------------------------
In Thousands                                                            2002          2001
----------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                      $    3,081    $       292
Accounts receivable, The Coca-Cola Company                              (10,470)        (2,408)
Accounts receivable, other                                                1,218          2,052
Inventories                                                               4,960          4,577
Prepaid expenses and other current assets                                (2,092)        (2,472)
Accounts payable, trade                                                   1,262          2,934
Accounts payable, The Coca-Cola Company                                  (3,376)           216
Other accrued liabilities                                                10,665          3,718
Accrued compensation                                                     (8,765)        (6,307)
Accrued interest payable                                                  2,126          3,979
Due to Piedmont                                                                          2,522
                                                                     ----------    -----------
Increase (decrease) in current assets less current liabilities       $   (1,391)   $     9,103
                                                                     ==========    ===========

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


12.  Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                                First Quarter
                                                              -----------------
In Thousands (Except Per Share Data)                           2002       2001
-------------------------------------------------------------------------------

Numerator:
---------
Numerator for basic net income (loss) per share and diluted
  net income (loss) per share                                 $ 3,378   $(1,782)

Denominator:
-----------
Denominator for basic net income (loss) per share -
  weighted average common shares                                8,773     8,753

Effect of dilutive securities - stock options                      84      *
                                                              -------   -------

Denominator for diluted net income (loss) per share -
  adjusted weighted average common shares                       8,857     8,753
                                                              =======   =======

Basic net income (loss) per share                             $   .39   $  (.20)
                                                              =======   =======

Diluted net income (loss) per share                           $   .38   $  (.20)
                                                              =======   =======

*Antidilutive

13.  Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $45.8 million, $37.4 million and $37.4 million as of March 31, 2002, December 30, 2001 and April 1, 2001, respectively.

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


14.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets have been implemented effective the first day of fiscal year 2002. The Company estimates the adoption of SFAS No. 142 will reduce amortization expense in 2002 by approximately $21.0 million for the Company and Piedmont on a combined basis. The Company has performed its initial impairment analysis of its goodwill and intangible assets with indefinite useful lives and concluded that there is no impairment at this time.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but it retains many of the fundamental provisions of that Statement. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The provisions of SFAS No. 144 have been adopted as of the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's operating results.

EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as selling, general and administrative expenses to be reclassified as deductions from net sales. Prior year results have been adjusted to reclassify these expenses as a deduction to net sales for comparability with current year presentation. These expenses relate to payments to customers for certain marketing programs. The Company has reclassified $1.4 million and $5.2 million for the first quarter of 2002 and first quarter of 2001, respectively, related to these expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction:
------------

Coca-Cola Bottling Co. Consolidated (the "Company") produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states, primarily in the southeast. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, teas, juices, isotonics and bottled water. The Company is also a partner with The Coca-Cola Company in Piedmont Coca-Cola Bottling Partnership ("Piedmont"), a partnership that operates additional bottling territory in portions of North Carolina and South Carolina.

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont for $10.0 million from The Coca-Cola Company, increasing the Company's ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company's investment in Piedmont has been accounted for using the equity method for 2001 and prior years.

Management's discussion and analysis should be read in conjunction with the Company's consolidated unaudited financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

Basis of Presentation

The statement of operations and statement of cash flows for the quarter ending March 31, 2002 and the consolidated balance sheet as of March 31, 2002 include the combined operations of the Company and Piedmont, reflecting the acquisition of an additional interest in Piedmont as discussed above. Generally accepted accounting principles require that results for the other periods presented, including results of operations and cash flows for the quarter ended April 1, 2001 and the consolidated balance sheets as of December 30, 2001 and April 1, 2001, be presented on a historical basis with Piedmont accounted for as an equity investment. The following management's discussion and analysis for the first quarter of 2002 is based on the actual unaudited results for the first quarter compared to the unaudited pro forma consolidated results for the Company and Piedmont for the same period in the prior year. The 2001 unaudited pro forma consolidated results for the Company and Piedmont are included in Note 2 to the financial statements.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142").

These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets have been implemented effective the first day of fiscal year 2002. The Company estimates the adoption of SFAS No. 142 will reduce amortization expense in 2002 by approximately $21.0 million for the Company and Piedmont on a combined basis. The Company has performed its initial impairment analysis of its goodwill and intangible assets with indefinite useful lives and has concluded that there is no impairment at this time.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but it retains many of the fundamental provisions of that Statement. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The provisions of SFAS No. 144 have been adopted as of the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's operating results.

EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as selling, general and administrative expenses to be reclassified as deductions from net sales. Prior year results have been adjusted to reclassify these expenses as a deduction to net sales for comparability with current year presentation. These expenses relate to payments to customers for certain marketing programs. The Company has reclassified $1.4 million and $5.2 million for the first quarter of 2002 and first quarter of 2001, respectively, related to these expenses.

Discussion of Critical Accounting Policies and Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended December 30, 2001 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the Company's adoption of SFAS No. 142 and SFAS No. 144, the Company has not made any changes in any of these critical accounting policies during the first quarter of 2002, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the first quarter of 2002.

Overview:
--------

The following discussion presents management's analysis of the results of operations for the first quarter of 2002 compared to the pro forma consolidated results for the first quarter of 2001 and changes in financial condition from April 1, 2001 and December 30, 2001 (on a pro forma consolidated basis) to March 31, 2002. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported net income of $3.4 million or $.39 per share for the first quarter of 2002 compared with a net loss of $2.0 million or $.23 per share for the same period in 2001. Operating results for the first quarter of 2002 included physical case volume growth of approximately 2.8% and approximately 1% higher net revenue per case. Net income for the first quarter of 2002 was favorably impacted by the adoption of SFAS No. 142 which resulted in a reduction of amortization expense of $3.1 million, net of tax, or approximately $.36 per share. Lower interest rates and reduced debt balances resulted in a decrease in interest expense from the first quarter of 2001 of $3.6 million.

Results of Operations:
---------------------

The Company's operations for the first quarter reflected an increase in sales of 4.8% driven by an increase in physical case volume of 2.8%, a 1% increase in net selling price per case, 16% higher contract sales to other bottlers and a 10% increase in fountain sales. Gross margin as a percentage of sales increased to 47.5% in the first quarter of 2002 from 47.0% for the same period in 2001. The improvement in gross margin primarily reflects higher pricing and a favorable shift in package and channel mix.

The Company's carbonated soft drink volume grew by 1% in the first quarter of 2002 led by increases in the diet Coke and Mello Yello trademarks of 3% and 2%, respectively. Also, the Company introduced Fanta flavors throughout its territory during the quarter. The Company continues to experience significant growth for its bottled water, Dasani, with volume increasing over 50% over the first quarter of 2001. POWERade volume also increased by over 50% from the first quarter of 2001. The Company expects to introduce additional new brands and packaging in its territory during the balance of 2002.

Cost of sales on a per unit basis was relatively unchanged in the first quarter of 2002 compared to the same period in 2001. Modest increases in raw material costs were offset by a reduction in manufacturing labor and overhead costs.

Selling, general and administrative expenses for the first quarter of 2002 increased 5% from the first quarter of 2001. The increase was primarily attributable to increases in employee compensation, cost of employee benefit plans including costs related to the Company's pension plans and certain expenses related to the closing of sales distribution facilities during the quarter. Based on the performance of the Company's pension plan investments and lower interest rates, pension expense will increase from approximately $2 million in fiscal year 2001 to approximately $6 million in fiscal year 2002. The Company closed five sales distribution centers in the first quarter and will close two additional distribution centers in the second quarter. The Company believes that these distribution center closings will reduce overall costs and improve asset productivity in the future. The Company will continue to evaluate its distribution system in an effort to optimize the process of distributing products to customers.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2002, it is not obligated to do so under the Company's master bottle contract. Direct marketing funding support from The Coca-Cola Company and other beverage companies in the first quarter of 2002 and 2001 was $17.0 million and $16.1 million, respectively.

Depreciation expense increased approximately $.8 million for the first quarter of 2002 compared to the first quarter of 2001. The increase in depreciation expense was attributable primarily to the purchase during May 2001 of previously leased equipment for approximately $49 million. The Company expects its capital spending in 2002 will be comparable to the amount expended during 2001, excluding the purchase of previously leased equipment as discussed above.

Interest expense of $12.1 million decreased by $3.6 million or 23% from the first quarter of 2001. The decrease is attributable to lower average interest rates on the Company's outstanding debt and lower debt balances. The Company's outstanding debt declined to $865.1 million at March 31, 2002 from $882.5 million at April 1, 2001. Long-term debt at March 31, 2002 includes borrowings used to finance the purchase of approximately $49 million of leased equipment discussed above. The Company's overall weighted average interest rate decreased from an average of 6.8% during the first quarter of 2001 to an average of 5.5% during the first quarter of 2002.

The Company's effective income tax rates for the first quarter of 2002 and 2001 were 39.6% and 38.3%, respectively. The Company's first quarter 2002 effective tax rate reflects expected fiscal year 2002 earnings. The Company's effective income tax rate for the remainder of 2002 is dependent upon operating results and may change if the results for the year are different from current expectations.

Changes in Financial Condition:
------------------------------

Working capital decreased $2.7 million from December 30, 2001 and $105.0 million from April 1, 2001 to March 31, 2002. A working capital deficit at March 31, 2002 of $115.8 million was due to the reclassification of $147.4 million of the Company's debt which matures in the next twelve months. The significant changes in the components of working capital from December 30, 2001 include decreases in cash of $9.0 million and accrued compensation of $9.5 million offset by increases in amounts receivable from The Coca-Cola Company of $10.5 million and an increase in other accrued liabilities of $10.7 million.

Working capital decreased $105.0 million from April 1, 2001 to March 31, 2002 due primarily to an increase in the current portion of long-term debt of $90.1 million. The increase in the current maturities of long-term debt reflects the reclassification of $97.5 million that matures in May 2002.

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. As disclosed in the Company's 2001 Annual Report on Form 10-K, this facility is leased from a related party. The lease obligation was capitalized as a result of the Company's decision in the first quarter to enter into renewal options that extend the expected term of this lease.

Capital expenditures in the first quarter of 2002 were $7.7 million compared to $10.7 million in the first quarter of 2001. The Company anticipates that additions to property, plant and equipment in 2002 will be in the range of $50 to $60 million and that such additions will be financed primarily through cash flow from operations.

Total debt, as of March 31, 2002, decreased by $17.4 million from April 1, 2001 and $16.8 million from December 30, 2001. Long-term debt at March 31, 2002 and December 30, 2001 includes borrowings used to finance the purchase of approximately $49 million of leased equipment previously discussed.

As of March 31, 2002, the Company had $30.0 million outstanding under its $170 million revolving credit facility and $19.9 million outstanding under its lines of credit. As of March 31, 2002, the Company's debt portfolio had a weighted average interest rate of approximately 5.4% and approximately 33% of the total portfolio of $865.1 million was subject to changes in short-term interest rates.

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

The Company currently intends to refinance $97.5 million of debt that matures at Piedmont in May 2002 through its available credit facilities, which include its revolving credit facility and unused capacity under its shelf registration. The Company currently plans to loan $97.5 million to Piedmont to repay the maturing debt in May 2002. It is anticipated that Piedmont will pay the Company interest based on a spread over the Company's average cost of funds.

With regard to the Company's $170 million term loan agreement, the Company must maintain its public debt ratings at investment grade as determined by both Moody's and Standard & Poor's. If the Company's public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur.

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

FORWARD-LOOKING STATEMENTS
--------------------------

This Quarterly Report to Stockholders on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: the introduction of new brands and packaging during the balance of 2002; cost savings and asset productivity improvements in the future related to sales distribution facility closings; the effects of the adoption of SFAS No. 142 and SFAS No. 144, anticipated increases in pension expense, potential marketing support from The Coca-Cola Company, sufficiency of financial resources, anticipated additions to property, plant and equipment and that such additions will be financed primarily through cash flow from operations, the amount and frequency of future dividends, refinancing of short-term debt maturities, negotiation of a new revolving credit facility, refinancing of certain debt at Piedmont, the anticipated loan by the Company to Piedmont for $97.5 million, Piedmont's payment of interest to the Company, management's belief that a trigger event will not occur under the Company's $170 million term loan agreement and management's belief that Piedmont's debt rating will not fall below investment grade. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition, changes in how significant customers market our products, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, reduced marketing and advertising spending by The Coca-Cola Company or other beverage companies, an inability to meet requirements under bottling contracts, the inability of our aluminum can or PET bottle suppliers to meet our demand, material changes from expectations in the cost of raw materials, higher than expected fuel prices and unfavorable interest rate fluctuations.



Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number            Description
         ------            -----------

         4.1 Consent as of January 25, 2002, by and among Piedmont Coca-Cola Bottling Partnership ("Piedmont"), General Electric Capital Corporation, as Agent and Assignee of LTCB Trust Company and other banks named in the Loan Agreement dated as of May 28, 1996, related to Piedmont's request to borrow up to $97.5 million from the Company.

         4.2 The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on January 14, 2002 reporting pursuant to Item 5 thereof that it had purchased an additional interest in Piedmont Coca-Cola Bottling Partnership from The Coca-Cola Company. No financial statements were required to be filed as a part of such Form 8-K.

         On May 3, 2002, the Company filed a Current Report on Form 8-K relating to the announcement of the Company's financial results for the period ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COCA-COLA BOTTLING CO. CONSOLIDATED
                                                    (REGISTRANT)

Date:  May 13, 2002                    By:          /s/ David V. Singer
                                           -------------------------------------
                                                      David V. Singer

                                            Principal Financial Officer of the
                                                       Registrant and
                                            Executive Vice President and Chief
                                                      Financial Officer