Form 10-Q
period 2002-06-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2002-08-13
CIK 317540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X] EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2002
                              --------------------------------------------------

Commission File Number                          0-9286
                      ----------------------------------------------------------

                       COCA-COLA BOTTLING CO. CONSOLIDATED
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             56-0950585
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              4100 Coca-Cola Plaza, Charlotte, North Carolina 28211
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 557-4400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at August 1, 2002
             -----                             ------------------------------
Common Stock, $1.00 Par Value                             6,456,397
Class B Common Stock, $1.00 Par Value                     2,380,852

                         PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

                                                                    Second Quarter                   First Half
                                                             ---------------------------     --------------------------
                                                                 2002            2001           2002             2001
                                                             ---------------------------     --------------------------
Net sales (includes sales to Piedmont of                     $  341,119        $ 262,338     $ 624,317        $ 486,038
 $19,967 and $33,954 in 2001)
Cost of sales, excluding depreciation shown
 below (includes $14,768 and $25,689
 related to sales to Piedmont in 2001)                          181,448          144,407       330,064          265,208
                                                             ----------        ---------     ---------        ---------
Gross margin                                                    159,671          117,931       294,253          220,830
Selling, general and administrative expenses,
 excluding depreciation shown below                             106,984           76,733       203,504          150,324
Depreciation expense                                             18,857           16,595        36,842           32,398
Amortization of goodwill and intangibles                            686            3,720         1,373            7,440
                                                             ----------        ---------     ---------        ---------
Income from operations                                           33,144           20,883        52,534           30,668

Interest expense                                                 11,877           11,329        24,017           23,481
Other income (expense), net                                        (650)          (1,274)       (1,549)          (1,853)
Minority interest                                                 2,764                          3,523
                                                             ----------        ---------     ---------        ---------
Income before income taxes                                       17,853            8,280        23,445            5,334
Federal and state income taxes                                    7,070            3,271         9,284            2,107
                                                             ----------        ---------     ---------        ---------
Net income                                                   $   10,783        $   5,009     $  14,161        $   3,227
                                                             ==========        =========     =========        =========

Basic net income per share                                   $     1.23        $     .57     $    1.61        $     .37

Diluted net income per share                                 $     1.21        $     .57     $    1.60        $     .37

Weighted average number of common
 shares outstanding                                               8,784            8,753         8,779            8,753

Weighted average number of common
 shares outstanding-assuming dilution                             8,880            8,825         8,869            8,824

Cash dividends per share
 Common Stock                                                $      .25        $     .25     $     .50        $     .50
 Class B Common Stock                                        $      .25        $     .25     $     .50        $     .50

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                     June 30,         Dec. 30,          July 1,
                                                                       2002             2001             2001
                                                                    ----------       ----------       ----------
ASSETS
------

Current Assets:
---------------
Cash                                                                $    8,667       $   16,912       $    6,833
Accounts receivable, trade, less allowance for
 doubtful accounts of $1,951, $1,863 and $904                           93,548           63,974           68,149
Accounts receivable from The Coca-Cola Company                          15,729            3,935            4,784
Accounts receivable, other                                               5,610            5,253            6,187
Inventories                                                             42,020           39,916           36,014
Prepaid expenses and other current assets                               17,715           13,379           15,201
                                                                    ----------       ----------       ----------
 Total current assets                                                  183,289          143,369          137,168
                                                                    ----------       ----------       ----------

Property, plant and equipment, net                                     472,790          457,306          473,666
Leased property under capital leases, net                               48,532            5,383            6,290
Investment in Piedmont Coca-Cola Bottling Partnership                                    60,203           59,858
Other assets                                                            63,065           52,140           60,280
Franchise rights and goodwill, net                                     607,007          335,662          341,435
Other identifiable intangible assets, net                                7,340           10,396           12,478
                                                                    ----------       ----------       ----------


Total                                                               $1,382,023       $1,064,459       $1,091,175
                                                                    ==========       ==========       ==========

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

                                                                      June 30,          Dec. 30,            July 1,
                                                                       2002               2001               2001
                                                                    -----------        -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
--------------------
Portion of long-term debt payable within one year                   $   215,631        $    56,708        $    57,132
Current portion of obligations under capital leases                       4,777              1,489              1,967
Accounts payable, trade                                                  42,257             28,370             29,624
Accounts payable to The Coca-Cola Company                                 6,646              7,925              5,794
Due to Piedmont Coca-Cola Bottling Partnership                                              24,682             23,121
Accrued compensation                                                     11,570             17,350             10,041
Other accrued liabilities                                                82,261             49,169             55,349
Accrued interest payable                                                 11,140             11,878             13,413
                                                                    -----------        -----------        -----------
 Total current liabilities                                              374,282            197,571            196,441
Deferred income taxes                                                   164,485            133,743            149,240
Pension and retiree benefit obligations                                  30,893             37,203             24,950
Other liabilities                                                        61,133             57,770             51,299
Obligations under capital leases                                         42,123                935              1,291
Long-term debt                                                          620,125            620,156            641,456
                                                                    -----------        -----------        -----------
 Total liabilities                                                    1,293,041          1,047,378          1,064,677
                                                                    -----------        -----------        -----------

Commitments and Contingencies (Note 13)

Minority interest in Piedmont Coca-Cola
 Bottling Partnership                                                    59,356

Stockholders' Equity:
---------------------
Common Stock, $1.00 par value:
 Authorized - 30,000,000 shares;
 Issued - 9,497,916, 9,454,651 and 9,454,651 shares                       9,498              9,454              9,454
Class B Common Stock, $1.00 par value:
 Authorized - 10,000,000 shares;
 Issued - 3,008,966, 2,989,166 and 2,989,166 shares                       3,009              2,989              2,989
Capital in excess of par value                                           88,843             91,004             95,380
Retained earnings (accumulated deficit)                                   1,854            (12,307)           (18,550)
Accumulated other comprehensive loss                                    (12,324)           (12,805)            (1,521)
                                                                    -----------        -----------        -----------
                                                                         90,880             78,335             87,752
Less-Treasury stock, at cost:
 Common - 3,062,374 shares                                               60,845             60,845             60,845
 Class B Common - 628,114 shares                                            409                409                409
                                                                    -----------        -----------        -----------
 Total stockholders' equity                                              29,626             17,081             26,498
                                                                    -----------        -----------        -----------

Total                                                               $ 1,382,023        $ 1,064,459        $ 1,091,175
                                                                    ===========        ===========        ===========

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) In Thousands

                                                             Capital        Retained    Accumulated
                                               Class B          in          Earnings       Other
                                 Common        Common       Excess of       (Accum.    Comprehensive    Treasury
                                  Stock         Stock       Par Value       Deficit)        Loss          Stock            Total
                                  -----         -----       ---------       --------        ----          -----            -----
Balance on
 December 31, 2000              $   9,454     $  2,969      $  99,020      $ (21,777)     $              $(61,254)       $  28,412
Comprehensive income:
  Net income                                                                   3,227                                         3,227
  Proportionate share
   of Piedmont's accum.
   other comprehensive
   loss at adoption of
   SFAS 133, net of tax                                                                       (924)                           (924)
  Change in proportionate
   share of Piedmont's
   accum. other compre-
   hensive loss, net of tax                                                                   (597)                           (597)
                                                                                                                         ---------
 Total comprehensive
  income                                                                                                                     1,706
Cash dividends paid                                            (4,377)                                                      (4,377)
Class B Common Stock
 issued related to
 stock award                                        20            737                                                          757
                                ---------     --------      ---------      ---------      --------      ---------        ---------
Balance on
 July 1, 2001                   $   9,454     $  2,989      $  95,380      $ (18,550)     $ (1,521)     $ (61,254)       $  26,498
                                =========     ========      =========      =========      ========      =========        =========
Balance on
 December 30, 2001              $   9,454     $  2,989      $  91,004      $ (12,307)     $(12,805)     $ (61,254)       $  17,081
Comprehensive income:
  Net income                                                                  14,161                                        14,161
  Change in fair market
   value of cash flow
   hedges, net of tax                                                                          (48)                            (48)
  Change in proportionate
   share of Piedmont's
   accum. other compre-
   hensive loss, net of tax                                                                    529                             529
                                                                                                                         ---------
 Total comprehensive
  income                                                                                                                    14,642
Cash dividends paid                                            (4,388)                                                      (4,388)
Class B Common Stock
 issued related to
 stock award                                        20            748                                                          768
Exercise of stock
 options                               44                       1,191                                                        1,235
Deferred tax adjustments
 related to exercise
 of stock options                                                 288                                                          288
                                ---------     --------      ---------      ---------      --------      ---------        ---------
Balance on
 June 30, 2002                  $   9,498     $  3,009      $  88,843      $   1,854      $(12,324)     $ (61,254)       $  29,626
                                =========     ========      =========      =========      ========      =========        =========

           See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands


                                                                                            First  Half
                                                                                     ---------------------------
                                                                                        2002             2001
                                                                                     ---------         ---------
Cash Flows from Operating Activities
------------------------------------
Net income                                                                            $ 14,161         $   3,227
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation expense                                                                  36,842            32,398
  Amortization of goodwill and intangibles                                               1,373             7,440
  Deferred income taxes                                                                  9,284             2,107
  Losses on sale of property, plant and equipment                                        1,685             1,447
  Amortization of debt costs                                                               354               420
  Amortization of deferred gains related to terminated
   interest rate swaps                                                                    (964)             (517)
  Undistributed losses of Piedmont Coca-Cola Bottling Partnership                                            357
  Minority interest                                                                      3,523
  Decrease in current assets less current liabilities                                    6,002            26,860
  (Increase) decrease in other noncurrent assets                                        (5,663)              180
  Increase (decrease) in other noncurrent liabilities                                   (7,058)              587
  Other                                                                                   (394)               52
                                                                                     ---------         ---------
Total adjustments                                                                       44,984            71,331
                                                                                     ---------         ---------
Net cash provided by operating activities                                               59,145            74,558
                                                                                     ---------         ---------

Cash Flows from Financing Activities
------------------------------------
Repayment of current portion of long-term debt                                        (154,208)           (1,961)
Proceeds from lines of credit and revolving credit facility, net                       118,100             8,400
Cash dividends paid                                                                     (4,388)           (4,377)
Payments on capital lease obligations                                                     (996)           (1,644)
Proceeds from exercise of stock options                                                  1,235
Other                                                                                      133              (448)
                                                                                     ---------         ---------
Net cash used in financing activities                                                  (40,124)              (30)
                                                                                     ---------         ---------

Cash Flows from Investing Activities
------------------------------------
Additions to property, plant and equipment                                             (21,482)          (78,063)
Proceeds from the sale of property, plant and equipment                                  2,895             1,943
Acquisition of additional interest in Piedmont Coca-Cola
 Bottling Partnership, net                                                              (8,679)
                                                                                     ---------         ---------
Net cash used in investing activities                                                  (27,266)          (76,120)
                                                                                     ---------         ---------
Net decrease in cash                                                                    (8,245)           (1,592)
Cash at beginning of period                                                             16,912             8,425
                                                                                     ---------         ---------

Cash at end of period                                                                $   8,667         $   6,833
                                                                                     =========         =========

Significant non-cash investing and financing activities:
 Issuance of Class B Common Stock related to stock award                             $     768         $     757
 Capital lease obligations incurred                                                     41,620

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

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company's ownership in Piedmont to 54.651%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The excess of the purchase price over the net book value of the interest of Piedmont acquired was $4.4 million and has been recorded principally as an addition to franchise rights. The Company's investment in Piedmont has been accounted for using the equity method in 2001 and prior years.

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

Note 2 continued

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)                            Second Quarter                       First Half
--------------------------------------------------------------------------------------------------------------------------
                                                                            Pro forma                          Pro forma
                                                              2002             2001              2002             2001
                                                          ------------     ------------      ------------     ------------
Net sales                                                 $    341,119     $    314,362      $    624,317     $    584,689
Cost of sales, excluding depreciation
 shown below                                                   181,448          169,696           330,064          313,103
                                                          ------------     ------------      ------------     ------------
Gross margin                                                   159,671          144,666           294,253          271,586
Selling, general and administrative expenses,
 excluding depreciation shown below                            106,984           96,080           203,504          187,939
Depreciation expense                                            18,857           17,985            36,842           35,192
Amortization of goodwill and intangibles                           686            5,848             1,373           11,697
                                                          ------------     ------------      ------------     ------------
Income from operations                                          33,144           24,753            52,534           36,758

Interest expense                                                11,877           14,844            24,017           30,608
Other income (expense), net                                       (650)          (1,238)           (1,549)          (1,550)
Minority interest                                                2,764              525             3,523             (323)
                                                          ------------     ------------      ------------     ------------
Income before income taxes                                      17,853            8,146            23,445            4,923
Federal and state income taxes                                   7,070            3,221             9,284            1,942
                                                          ------------     ------------      ------------     ------------
Net income                                                $     10,783     $      4,925      $     14,161     $      2,981
                                                          ============     ============      ============     ============


Basic net income per share                                $       1.23     $        .56      $       1.61     $        .34
                                                          ============     ============      ============     ============


Diluted net income per share                              $       1.21     $        .56      $       1.60     $        .34
                                                          ============     ============      ============     ============

Weighted average number of common
  shares outstanding                                             8,784            8,753             8,779            8,753

Weighted average number of common
  shares outstanding - assuming dilution                         8,880            8,825             8,869            8,824

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

Note 2 continued

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         Pro forma         Pro forma
                                                                         June 30,         Dec. 30,           July 1,
In Thousands                                                               2002             2001              2001
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

Cash                                                                  $      8,667     $     18,210     $       7,919
Accounts receivable, trade, net                                             93,548           84,384            89,156
Accounts receivable from The Coca-Cola Company                              15,729            5,004             5,886
Accounts receivable, other                                                   5,610            7,603             7,015
Inventories                                                                 42,020           45,812            42,399
Prepaid expenses and other current assets                                   17,715           13,522            15,654
                                                                      ------------     ------------     -------------
  Total current assets                                                     183,289          174,535           168,029
                                                                      ------------     ------------     -------------

Property, plant and equipment                                              827,979          822,095           829,336
Less-Accumulated depreciation and amortization                             355,189          332,942           323,611
                                                                      ------------     ------------     -------------
Property, plant and equipment, net                                         472,790          489,153           505,725
                                                                      ------------     ------------     -------------

Leased property under capital leases                                        56,892           20,424            20,337
Less-Accumulated amortization                                                8,360           10,109             8,586
                                                                      ------------     ------------     -------------
Leased property under capital leases, net                                   48,532           10,315            11,751
                                                                      ------------     ------------     -------------

Other assets                                                                63,065           57,756            65,663
Franchise rights and goodwill, less
 accumulated amortization of $210,535,
 $210,535 and $200,300                                                     607,007          604,651           614,680
Other identifiable intangible assets, net                                    7,340           10,396            12,478
                                                                      ------------     ------------     -------------

Total                                                                 $  1,382,023     $  1,346,806     $   1,378,326
                                                                      ============     ============     =============

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         Pro forma          Pro forma
                                                                         June 30,         Dec. 30,            July 1,
In Thousands                                                               2002             2001               2001
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Portion of long-term debt payable within one year                     $    215,631     $    154,208      $    154,632
Current portion of obligations under capital leases                          4,777            2,466             3,242
Accounts payable, trade                                                     42,257           34,214            36,281
Accounts payable to The Coca-Cola Company                                    6,646            8,193             6,139
Accrued compensation                                                        11,570           17,350            10,322
Other accrued liabilities                                                   82,261           57,593            65,794
Accrued interest payable                                                    11,140           13,647            15,149
                                                                      ------------     ------------      ------------
  Total current liabilities                                                374,282          287,671           291,559
                                                                      ------------     ------------      ------------

Deferred income taxes                                                      164,485          157,739           173,560
Pension and retiree benefit obligations                                     30,893           37,203            24,950
Other liabilities                                                           61,133           61,425            54,386
Obligations under capital leases                                            42,123            4,033             4,606
Long-term debt                                                             620,125          727,657           748,956
                                                                      ------------     ------------      ------------
  Total liabilities                                                      1,293,041        1,275,728         1,298,017
                                                                      ------------     ------------      ------------

Minority interest in Piedmont                                               59,356           54,603            54,057

Stockholders' Equity:
Common Stock                                                                 9,498            9,454             9,454
Class B Common Stock                                                         3,009            2,989             2,989
Capital in excess of par value                                              88,843           91,004            95,380
Retained earnings (accumulated deficit)                                      1,854          (12,743)          (18,796)
Accumulated other comprehensive loss                                       (12,324)         (12,975)           (1,521)
                                                                      ------------     ------------      ------------
                                                                            90,880           77,729            87,506
Less-Treasury stock, at cost:
 Common                                                                     60,845           60,845            60,845
 Class B Common                                                                409              409               409
                                                                      ------------     ------------      ------------
  Total stockholders' equity                                                29,626           16,475            26,252
                                                                      ------------     ------------      ------------

Total                                                                 $  1,382,023     $  1,346,806      $  1,378,326
                                                                      ============     ============      ============

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


3.  Inventories

Inventories were summarized as follows:

                                           June 30,      Dec. 30,       July 1,
In Thousands                                 2002          2001           2001
--------------------------------------------------------------------------------

Finished products                           $29,948        $23,637       $24,448
Manufacturing materials                       7,103         11,893         7,834
Plastic pallets and other                     4,969          4,386         3,732
--------------------------------------------------------------------------------
Total inventories                           $42,020        $39,916       $36,014
--------------------------------------------------------------------------------

4.  Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

                                      June 30,   Dec. 30,  July 1,   Estimated
In Thousands                            2002       2001     2001    Useful Lives
--------------------------------------------------------------------------------
Land                                  $ 12,947   $ 11,158  $ 11,208
Buildings                              114,213     95,338    96,755  10-50 years
Machinery and equipment                 93,840     93,658    93,190   5-20 years
Transportation equipment               138,885    130,016   135,302   4-13 years
Furniture and fixtures                  38,720     36,350    35,509   4-10 years
Vending equipment                      355,443    334,975   336,995   6-13 years
Leasehold and land improvements         47,277     40,969    39,320   5-20 years
Software for internal use               22,790     21,850    19,130    3-7 years
Construction in progress                 3,864      1,908     3,288
--------------------------------------------------------------------------------
Total property, plant and equipment,
  at cost                              827,979    766,222   770,697

Less: Accumulated depreciation and
  amortization                         355,189    308,916   297,031
--------------------------------------------------------------------------------
Property, plant and equipment, net    $472,790   $457,306  $473,666
--------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


5.  Leased Property Under Capital Leases

                                                    June 30,    Dec. 30,    July 1,      Estimated
In Thousands                                          2002        2001       2001      Useful Lives
---------------------------------------------------------------------------------------------------
Leased property under capital leases                 $56,892     $12,265     $12,146     1-29 years

Less:  Accumulated amortization                        8,360       6,882       5,856
---------------------------------------------------------------------------------------------------
Leased property under capital leases, net            $48,532     $ 5,383     $ 6,290
---------------------------------------------------------------------------------------------------

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

6.  Franchise Rights and Goodwill

                                                     June 30,     Dec. 30,      July 1,
In Thousands                                           2002         2001          2001
----------------------------------------------------------------------------------------
Franchise rights                                     $662,350     $353,388      $353,388
Goodwill                                              155,192      112,097       112,097
----------------------------------------------------------------------------------------
Franchise rights and goodwill                         817,542      465,485       465,485
Less: Accumulated amortization                        210,535      129,823       124,050
----------------------------------------------------------------------------------------
Franchise rights and goodwill, net                   $607,007     $335,662      $341,435
----------------------------------------------------------------------------------------

The significant increase in franchise rights and goodwill in 2002 resulted primarily from the consolidation of Piedmont.

7.  Other Identifiable Intangible Assets

The principal categories and estimated useful lives of identifiable intangible assets were as follows:

                                                              June 30,         Dec. 30,       July 1,        Estimated
In Thousands                                                    2002             2001          2001         Useful Lives
------------------------------------------------------------------------------------------------------------------------
Customer lists                                               $ 54,864          $54,864           $54,864        20 years
Other                                                                           16,316            16,316
------------------------------------------------------------------------------------------------------------------------
Other identifiable intangible assets                           54,864           71,180            71,180
Less: Accumulated amortization                                 47,524           60,784            58,702
------------------------------------------------------------------------------------------------------------------------
Other identifiable intangible assets, net                    $  7,340          $10,396           $12,478
------------------------------------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)

8. Long-Term Debt

Long-term debt was summarized as follows:

                                Interest  Interest  June 30,  Dec. 30,   July 1,
In Thousands          Maturity    Rate      Paid      2002      2001      2001
--------------------------------------------------------------------------------
Lines of Credit         2002      2.45%   Varies    $ 18,100            $ 21,300

Revolving Credit        2002      2.12%   Varies     100,000

Term Loan Agreement     2004      2.58%   Varies      85,000  $ 85,000    85,000

Term Loan Agreement     2005      2.58%   Varies      85,000    85,000    85,000

Term Loan Agreement     2003      2.44%   Varies      97,500

Medium-Term Notes       2002                                    47,000    47,000

Debentures              2007      6.85%   Semi-      100,000   100,000   100,000
                                          annually

Debentures              2009      7.20%   Semi-      100,000   100,000   100,000
                                          annually

Debentures              2009      6.38%   Semi-      250,000   250,000   248,604
                                          annually

Other notes payable     2002 -    5.75%   Varies         156     9,864    10,288
                        2006
--------------------------------------------------------------------------------
                                                     835,756   676,864   697,192

Less: Portion of
  long-term debt pay-
  able within one year                               215,631    56,708    57,132
--------------------------------------------------------------------------------
                                                     620,125   620,156   640,060

Fair market value of
  interest rate swaps                                                      1,396
--------------------------------------------------------------------------------
Long-term debt                                      $620,125  $620,156  $641,456
--------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


Note 8 continued

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $65 million at June 30, 2002, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. On June 30, 2002, $18.1 million was outstanding under these lines of credit.

The Company has a revolving credit facility for borrowings of up to $170 million that matures in December 2002. The Company intends to negotiate a new revolving credit facility to replace the current facility prior to its expiration. The agreement contains covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of 1/8% per year on the banks' commitment is payable quarterly. On June 30, 2002, $100.0 million was outstanding under this facility.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.0%, 5.7% and 6.3% for the debt and capital lease portfolio as of June 30, 2002, December 30, 2001 and July 1, 2001, respectively. The Company's overall weighted average borrowing rate on its debt and capital lease portfolio was 5.6% for the first half of 2002 compared to 6.7% for the first half of 2001.

After considering the impact of interest rate hedging activities, approximately 48% of the debt and capital lease portfolio was subject to changes in short-term interest rates as of June 30, 2002.

If average interest rates for the floating rate component of the Company's debt and capital lease portfolio increased by 1%, annual interest expense for the first half of 2002 would have increased by approximately $1.8 million and net income would have been reduced by approximately $1.1 million.

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

Piedmont obtained a term loan with a group of banks on May 28, 1996 for $195 million with interest payable at a floating rate of LIBOR plus 0.50%. One half or $97.5 million of the loan matured on May 28, 2002 and the remaining half matures on May 28, 2003. The interest rate on Piedmont's outstanding $97.5 million term loan is subject to increase in the event Piedmont's debt rating, as established by Standard & Poor's, declines. The loan is also subject to acceleration if Piedmont's debt rating falls below investment grade for more than 40 days. The loan agreement contains certain restrictions which include limitations on additional borrowings, new liens and dispositions of assets.

The Company refinanced the $97.5 million of debt that matured at Piedmont in May 2002 through its available credit facilities. The Company loaned $97.5 million to Piedmont to repay the maturing debt. Piedmont pays the Company interest on the Company's average cost of funds plus 0.50%. The Company

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


Note 8 continued

intends to provide Piedmont with additional loans in the future, including amounts necessary to refinance Piedmont's $97.5 million of debt that matures in May 2003.

In January 1999, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which it can issue up to $800 million of debt and equity securities. The Company used this shelf registration to issue $250 million of long-term debentures in 1999. The Company currently has $550 million available for use under this shelf registration.

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

Derivative financial instruments were summarized as follows:

                        June 30, 2002     December 30, 2001      July 1, 2001
                      ----------------------------------------------------------
                      Notional Remaining  Notional Remaining  Notional Remaining
In Thousands           Amount     Term     Amount     Term      Amount    Term
--------------------------------------------------------------------------------
Interest rate
  swaps - floating                                           $100,000 7.75 years
Interest rate
  swap - fixed          $27,000 .48 years $27,000  .95 years
Interest rate
  swap - fixed           19,000 .48 years  19,000  .95 years
Interest rate
  swap - fixed           90,000 .92 years

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

The carrying amounts and fair values of the Company's long-term debt and derivative financial instruments were as follows:

                            June 30, 2002    December 30, 2001   July 1, 2001
                           -----------------------------------------------------
                           Carrying   Fair   Carrying   Fair   Carrying   Fair
In Thousands                Amount    Value   Amount    Value   Amount    Value
--------------------------------------------------------------------------------
Public debt                $450,000 $464,315 $497,000 $493,993 $495,604 $487,500
Non-public variable rate
  long-term debt            385,600  385,600  170,000  170,000  191,300  191,300
Non-public fixed rate
  long-term debt                156      156    9,864    9,868   10,288   10,433
Interest rate swaps           3,852    3,852       (7)      (7)   1,396    1,396

The fair values of the interest rate swaps at June 30, 2002 and July 1, 2001 represent the estimated amounts the Company would have paid upon termination of these agreements. The fair values of the interest rate swaps at December 30, 2001 represent the estimated amounts the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


11.   Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of consolidating Piedmont in 2002, were as follows:

                                                                          First Half
                                                                  --------------------------
In Thousands                                                          2002           2001
--------------------------------------------------------------------------------------------
Accounts receivable, trade, net                                   $   (9,164)     $   (5,488)
Accounts receivable, The Coca-Cola Company                           (10,725)            596
Accounts receivable, other                                             1,993           2,060
Inventories                                                            3,792           4,488
Prepaid expenses and other current assets                             (4,193)         (1,175)
Accounts payable, trade                                                8,043           8,147
Accounts payable, The Coca-Cola Company                               (1,547)          1,992
Other accrued liabilities                                             24,668          10,028
Accrued compensation                                                  (5,012)         (3,403)
Accrued interest payable                                              (1,853)          2,930
Due to Piedmont                                                                        6,685
--------------------------------------------------------------------------------------------
Decrease in current assets less current liabilities               $    6,002      $   26,860
--------------------------------------------------------------------------------------------

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


12.   Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

                                                                         Second Quarter                 First Half
                                                                     -----------------------      ----------------------
In Thousands (Except Per Share Data)                                   2002            2001         2002          2001
------------------------------------------------------------------------------------------------------------------------
Numerator:
---------
Numerator for basic net income per share and
  diluted net income per share                                       $ 10,783       $   5,009     $ 14,161     $   3,227

Denominator:
-----------
Denominator for basic net income per share -
  weighted average common shares                                        8,784           8,753        8,779         8,753

Effect of dilutive securities - stock options                              96              72           90            71
                                                                     --------       ---------     --------     ---------

Denominator for diluted net income per share -
  adjusted weighted average common shares                               8,880           8,825        8,869         8,824
                                                                     ========       =========     ========     =========

Basic net income per share                                           $   1.23       $     .57     $   1.61     $     .37
                                                                     ========       =========     ========     =========

Diluted net income per share                                         $   1.21       $     .57     $   1.60     $     .37
                                                                     ========       =========     ========     =========

13.   Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $35.1 million, $37.4 million and $38.3 million as of June 30, 2002, December 30, 2001 and July 1, 2001, respectively.

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


14.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets have been implemented effective the first day of fiscal year 2002. Net income for the second quarter and first half of 2002 was favorably impacted by the adoption of SFAS No. 142, which resulted in a reduction of amortization expense of $3.1 million and $6.2 million, net of tax effect, for the second quarter and first half of 2002, respectively. The Company has performed its analysis of its goodwill and intangible assets with indefinite useful lives and concluded that there is no impairment at this time.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but it retains many of the fundamental provisions of that Statement. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations components of an entity that have either been disposed of or classified as held for sale. The provisions of SFAS No. 144 have been adopted as of the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's operating results.

Emerging Issues Task Force No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as selling, general and administrative expenses to be reclassified as deductions from net sales. Prior year results have been adjusted to reclassify these expenses as a deduction to net sales for comparability with current year presentation. These expenses relate to payments to customers for certain marketing programs. The Company reclassified $9.4 million for the second quarter of 2001 and $14.6 million for the first six months of 2001 related to these expenses.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)


15.  Capital Transactions

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company's Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares to be sold under the plans are issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. These stock options are scheduled to expire on March 7, 2004 for Mr. Harrison, Jr. and August 8, 2004 for Mr. Harrison, III. Sales will be subject to certain price restrictions and other contingencies established under the plans. Under the plans, Mr. Harrison, Jr. may sell up to 100,000 shares of Common Stock over a period expiring March 7, 2004 and Mr. Harrison, III may sell up to 150,000 shares of Common Stock over a period expiring August 8, 2004. During the second quarter of 2002, 43,065 shares of Common Stock had been sold under the plans and the Company had received proceeds of approximately $1.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

Coca-Cola Bottling Co. Consolidated (the "Company") produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states, primarily in the southeast. The Company also distributes several other beverage brands. The Company's product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. The Company is also a partner with The Coca-Cola Company in Piedmont Coca-Cola Bottling Partnership ("Piedmont"), a partnership that operates additional bottling territory in portions of North Carolina and South Carolina.

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont for $10.0 million from The Coca-Cola Company, increasing the Company's ownership in Piedmont to 54.651%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company's investment in Piedmont has been accounted for using the equity method for 2001 and prior years.

Management's discussion and analysis should be read in conjunction with the Company's consolidated unaudited financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

Basis of Presentation

The statement of operations and statement of cash flows for the second quarter and six months ending June 30, 2002 and the consolidated balance sheet as of June 30, 2002 include the combined operations of the Company and Piedmont, reflecting the acquisition of an additional interest in Piedmont as discussed above. Generally accepted accounting principles require that results for the other periods presented, including results of operations and cash flows for the second quarter and six months ended July 1, 2001 and the consolidated balance sheets as of December 30, 2001 and July 1, 2001, be presented on a historical basis with Piedmont accounted for as an equity investment. The following management's discussion and analysis for the second quarter and first half of 2002 is based on the unaudited results for the respective periods compared to the pro forma consolidated results for the Company and Piedmont for the same period in the prior year. The 2001 pro forma consolidated results for the Company and Piedmont are included in Note 2 to the financial statements.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142").

These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets have been implemented effective the beginning of fiscal year 2002. Net income for the second quarter and first half of 2002 was favorably impacted by the adoption of SFAS No. 142, which resulted in a reduction of amortization expense of $3.1 million and $6.2 million, net of tax effect, for the second quarter and first half of 2002, respectively. The Company has performed its analysis of its goodwill and intangible assets with indefinite useful lives and concluded that there is no impairment at this time.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but it retains many of the fundamental provisions of that Statement. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations components of an entity that have either been disposed of or classified as held for sale. The provisions of SFAS No. 144 have been adopted as of the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's operating results.

Emerging Issues Task Force No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as selling, general and administrative expenses to be reclassified as deductions from net sales. Prior year results have been adjusted to reclassify these expenses as a deduction to net sales for comparability with current year presentation. These expenses relate to payments to customers for certain marketing programs. The Company reclassified $9.4 million for the second quarter of 2001 and $14.6 million for the first six months of 2001 related to these expenses.

Discussion of Critical Accounting Policies and Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended December 30, 2001 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the Company's adoption of SFAS No. 142 and SFAS No. 144, the Company has not made any changes in any of these critical accounting policies during the first half of 2002, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the first half of 2002.

Overview

The following discussion presents management's analysis of the results of operations for the second quarter and first half of 2002 compared to the pro forma consolidated results for the same periods of 2001 and changes in financial condition from July 1, 2001 and December 30, 2001 (on a pro forma consolidated basis) to June 30, 2002. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported net income of $10.8 million or $1.23 per share for the second quarter of 2002 compared with net income of $4.9 million or $.56 per share for the same period in 2001. For the first half of 2002, net income was $14.2 million or $1.61 per share compared to net income of $3.0 million or $.34 per share for the first half of 2001. Operating results for the second quarter of 2002 included physical case volume growth of 5.4% as compared to the same period in the prior year. Operating results for the first six months of 2002 included physical case volume growth of approximately 4.2% and approximately 1% higher net revenue per case. Net income for the second quarter and first half of 2002 was favorably impacted by the adoption of SFAS No. 142 which resulted in a reduction of amortization expense of $3.1 million and $6.2 million, net of tax effect, or approximately $.35 and $.71 per share for the second quarter and first six months of 2002, respectively. Lower interest rates and reduced debt balances resulted in a decrease in interest expense from the second quarter and first half of 2001 of $3.0 million and $6.6 million, respectively. The Company continues to experience strong free cash flow as evidenced by outstanding debt which declined to $835.8 million as of June 30, 2002 compared to $903.6 million as of July 1, 2001.

Results of Operations

During the first half of 2002, the Company experienced solid volume growth with physical case sales increasing by 5.4% for the second quarter and 4.2% for the first six months compared to the corresponding periods in 2001. Net selling price per unit increased by approximately 1% for the first half of 2002 over the first half of 2001. The increased sales volume in conjunction with higher sales to other Coca-Cola bottlers led to an increase in net sales of 8.5% for the second quarter and 6.8% for the first half of the year over respective periods in the prior year.

Sales of carbonated beverages increased by 1% for the first half of 2002 over 2001. The Company continues to experience strong growth for its bottled water, Dasani. New packaging, including the Dasani Fridgepack(TM), and increased availability in retail outlets contributed to an increase in volume of 41% for Dasani over the first half of 2001. The Company introduced Vanilla Coke during the second quarter of 2002. While Vanilla Coke has been available in the marketplace for less than ninety days, initial sales results have been very positive. The Company's introduction of Fanta flavors and Minute Maid Lemonade in 2002 has also favorably impacted volume growth. POWERade continues to show strong growth with volume increasing by 26% over the first half of 2001. Noncarbonated beverages, which include bottled water, comprise approximately 10.5% of the Company's total sales volume through the first half of 2002 as compared to 8.2% in the first half of 2001.

Cost of sales on a per unit basis was relatively unchanged in the first half of 2002 compared to the same period in 2001. Packaging costs have been relatively flat compared to the prior year helping to hold down increases in cost of sales on a per unit basis. Increases in other raw material costs have been primarily offset by a reduction in manufacturing labor and overhead costs. Cost of sales on a per unit basis in the second quarter of 2002 was approximately 4% lower than the same period in 2001 due to package mix changes. Gross margin increased by approximately 8.3% for the first half of 2002. Gross margin as a percentage of net sales was 47.1% in the first half of 2002 compared to 46.4% in the first half of 2001. The improvement in gross margin as a percentage of net sales primarily reflects slightly higher pricing and a favorable shift in channel mix.

Selling, general and administrative expenses for the second quarter and first half of 2002 increased 11% and 8%, respectively, from the same periods in 2001. The increase was primarily attributable to increases in employee compensation, cost of employee benefit plans (including costs related to the Company's pension plans), increased insurance costs, increased marketing expenses and certain expenses related to the closing of sales distribution facilities during the quarter. Based on the performance of the Company's pension plan investments prior to 2002 and lower interest rates, pension expense will increase from approximately $2 million in 2001 to approximately $6 million in 2002. The Company closed six sales distribution centers during the first half of 2002. The Company believes that these distribution center closings will reduce overall costs and improve asset productivity in the future. The Company will continue to evaluate its distribution system in an effort to optimize the process of distributing products to customers.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2002, it is not obligated to do so under the Company's master bottle contract. Marketing funding support from The Coca-Cola Company and other beverage companies, which include direct payments to the Company as well as payments to customers for marketing programs or for advertising on our behalf, was $37.7 million and $35.2 million in the first half of 2002 and 2001, respectively.

Depreciation expense increased by approximately $.9 million between the second quarter of 2002 and the second quarter of 2001. The increase in depreciation in the second quarter was primarily related to amortization of a capital lease for the Company's Charlotte, North Carolina production/distribution center. Prior to the second quarter of 2002, the lease was accounted for as an operating lease. The lease obligation was capitalized as a result of the Company's decision in the first quarter of 2002 to enter into renewal options that extend the expected term of the lease. Depreciation expense in the first half of 2002 increased by $1.7 million from the comparable period in the prior year. The increase in depreciation in the first half of 2002 was related to the amortization of the capital lease described above and the purchase in May 2001 of approximately $49 million of previously leased equipment.

Interest expense for the second quarter of 2002 of $11.9 million decreased by $3.0 million or 20% from the second quarter of 2001. Interest expense for the first half of 2002 decreased by $6.6 million or 22% from the same period in the prior year. The decrease in interest expense is primarily attributable to lower average interest rates on the Company's outstanding debt and lower debt balances. The Company's outstanding long-term debt declined to $835.8 million at June 30, 2002 from $903.6 million at July 1, 2001. The Company's overall weighted average interest rate decreased from an average of 6.7% during the first half of 2001 to an average of 5.6% during the first half of 2002.

The Company's effective income tax rates for the first half of 2002 and 2001 were 39.6% and 39.5%, respectively. The Company's effective tax rate for interim periods reflects expected fiscal year 2002 earnings. The Company's effective income tax rate for the remainder of 2002 is dependent upon operating results and may change if the results for the year are different from current expectations.

Changes in Financial Condition

Working capital decreased $77.9 million from December 30, 2001 and $67.5 million from July 1, 2001 to June 30, 2002. A working capital deficit at June 30, 2002 of $191.0 million was partly due to the reclassification as a current liability of $215.6 million of the Company's debt which matures in the next twelve months. The decrease in working capital from December 30, 2001 is attributable primarily to the reclassification of $97.5 million of the Company's long-term debt during the second quarter to a current liability. Working capital decreased $67.5 million from July 1, 2001 to June 30, 2002 due primarily to an increase in the current portion of long-term debt of $61.4 million, as previously discussed. The increase in accounts receivable from The Coca-Cola Company from July 1, 2001 and December 30, 2001 to June 30, 2002 resulted from differences in the timing of marketing funding settlements.

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

Capital expenditures in the first half of 2002 were $21.5 million compared to $78.1 million in the first half of 2001. Expenditures in the first half of 2001 include the purchase of approximately $49 million of previously leased equipment, which purchase was completed during the second quarter of 2001. The Company's current plans for additions to property, plant and equipment in 2002 are in the range of $50 million to $60 million and that such additions will be financed primarily through cash flow from operations.

The Company's income from operations for the first half of 2002 was more than two times interest expense. This interest coverage coupled with the stability of the Company's operating cash flows are two of the key reasons the Company has been rated investment grade by both Moody's and Standard & Poor's. It is the Company's intent to operate in a manner that will allow it to maintain its investment grade ratings.

Total debt, as of June 30, 2002, decreased by $67.8 million from July 1, 2001 and $46.1 million from December 30, 2001. As of June 30, 2002, the Company had $100.0 million outstanding under its $170 million revolving credit facility and $18.1 million outstanding under its lines of credit. As of June 30, 2002, the Company's debt and capital lease portfolio had a weighted average interest rate of approximately 5.0% and approximately 48% of the total portfolio of $882.7 million was subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company's debt and capital lease portfolio increased by 1%, annual interest expense for the first half of 2002 would have increased by approximately $1.8 million and net income would have been reduced by approximately $1.1 million.

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

Piedmont obtained a term loan with a group of banks on May 28, 1996 for $195 million with interest payable at a floating rate of LIBOR plus 0.50%. One half or $97.5 million of the loan matured on May 28, 2002 and the remaining half matures on May 28, 2003. The interest rate on Piedmont's outstanding $97.5 million term loan is subject to increase in the event Piedmont's debt rating, as established by Standard & Poor's, declines. The loan is also subject to acceleration if Piedmont's debt rating falls below investment grade for more than 40 days. The loan agreement contains certain restrictions which include limitations on additional borrowings, new liens and dispositions of assets.

The Company refinanced $97.5 million of debt that matured at Piedmont in May 2002 through its available credit facilities. The Company loaned $97.5 million to Piedmont to repay the maturing debt. Piedmont pays the Company interest on the Company's average cost of funds plus 0.50%. The Company intends to provide Piedmont with additional loans in the future including amounts necessary to refinance Piedmont's $97.5 million of debt that matures in May 2003.

In January 1999, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which it can issue up to $800 million of debt and equity securities. The Company used this shelf registration to issue $250 million of long-term debentures in 1999. The Company currently has $550 million available for use under this shelf registration. The Company intends to refinance its short-term debt maturities with currently available lines of credit and with availability under its shelf registration. The Company also intends to negotiate a new revolving credit facility to replace the current facility that matures in December 2002.

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company's Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares to be sold under the plans are issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. These stock options are scheduled to expire on March 7, 2004 for Mr. Harrison, Jr. and August 8, 2004 for Mr. Harrison, III. Sales will be subject to certain price restrictions and other contingencies established under the plans. Under the plans, Mr. Harrison, Jr. may sell up to 100,000 shares of Common Stock over a period expiring March 7, 2004 and Mr. Harrison, III may sell up to 150,000 shares of Common Stock over a period expiring August 8, 2004. During the second quarter of 2002, 43,065 shares of Common Stock had been sold under the plans and the Company had received proceeds of approximately $1.2 million.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management's current outlook for future periods. These statements include, among others, statements relating to: cost savings and asset productivity improvements in the future related to sales distribution facility closings, the effects of the adoption of SFAS No. 142 and SFAS No. 144, anticipated increases in pension expense, potential marketing support from The Coca-Cola Company, the Company's effective tax rate for the remaining of 2002, sufficiency of financial resources, additions to property, plant and equipment of $50 million to $60 million in 2002, the Company's intent to operate in a manner that will allow it to maintain its investment grade ratings, the amount and frequency of future dividends, refinancing of short-term debt maturities, negotiation of a new revolving credit facility, refinancing of $97.5 million of debt at Piedmont in May 2003 and management's belief that a trigger event will not occur under the Company's $170 million term loan agreement. These statements and expectations are based on the current available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition, changes in how significant customers market our products, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, reduced marketing and advertising spending by The Coca-Cola Company or other beverage companies, an inability to meet requirements under bottling contracts, the inability of our aluminum can or PET bottle suppliers to meet our demand, material changes from expectations in the cost of raw materials, higher than expected fuel prices, unfavorable interest rate fluctuations and changes in financial markets which could impact the Company's ability to refinance its short-term debt maturities.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of the Company's stockholders was held on May 8,
        2002.

(b) The meeting was held to consider and vote upon electing three directors, each for a term of three years or until his/her successor shall be elected and shall qualify.

        The votes cast with respect to each director are summarized as follows:

        Director Name          For        Withheld    Abstentions    Total Votes
        -------------          ---        --------    -----------    -----------
        Sharon A. Decker    52,952,812    162,547       894,158      54,009,517
        Reid M. Henson      52,987,514    127,845       894,158      54,009,517
        Carl Ware           52,954,221    161,138       894,158      54,009,517

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit
        Number    Description

        4.1 Subordination Agreement, dated as of May 23, 2002, by and among the Company, Piedmont Coca-Cola Bottling Partnership and General Electric Capital Corporation.

        4.2 Subordinated Promissory Note, dated as of May 23, 2002, between the Company and Piedmont Coca-Cola Bottling Partnership.

        4.3 The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

        On May 3, 2002, the Company filed a Current Report on Form 8-K relating to the announcement of the Company's financial results for the period ended March 31, 2002.

        On May 14, 2002, the Company filed a Current Report on Form 8-K relating to the announcement that two of its directors had entered into plans providing for sales of specified amounts of Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1.

        On July 26, 2002, the Company filed a Current Report on Form 8-K relating to the announcement of the Company's financial results for the period ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COCA-COLA BOTTLING CO. CONSOLIDATED
                                                    (REGISTRANT)

Date:  August 13, 2002                  By:          /s/ David V. Singer
                                             -----------------------------------
                                                       David V. Singer
                                             Principal Financial Officer of the
                                                       Registrant and
                                             Executive Vice President and Chief
                                                      Financial Officer