Form 10-Q
period 2002-09-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2002-11-08
CIK 317540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

Commission File Number 0-9286

COCA-COLA BOTTLING CO. CONSOLIDATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-0950585 (I.R.S. Employer Identification No.)

4100 Coca-Cola Plaza, Charlotte, North Carolina 28211
(Address of principal executive offices) (Zip Code)

(704) 557-4400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002
Common Stock, $1.00 Par Value	6,642,477
Class B Common Stock, $1.00 Par Value	2,380,852

PART I—FINANCIAL INFORMATION

Item l.    Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2002	2001	2002	2001
Net sales (includes sales to Piedmont of $20,591 and $54,545 in 2001)	$333,047	$258,600	$957,364	$744,638
Cost of sales, excluding depreciation shown below (includes $14,535 and $40,224 related to sales to Piedmont in 2001)	179,129	142,645	509,193	407,853

Gross margin	153,918	115,955	448,171	336,785
Selling, general and administrative expenses, excluding depreciation shown below	102,961	76,377	306,465	226,701
Depreciation expense	19,405	16,810	56,247	49,208
Amortization of goodwill and intangibles	683	3,721	2,056	11,161

Income from operations	30,869	19,047	83,403	49,715

Interest expense	11,454	10,764	35,471	34,245
Other income (expense), net	(221)	88	(1,770)	(1,765)
Minority interest	2,672		6,195

Income before income taxes	16,522	8,371	39,967	13,705
Federal and state income taxes	6,983	456	16,267	2,563

Net income	$9,539	$7,915	$23,700	$11,142

Basic net income per share	$1.08	$.90	$2.69	$1.27
Diluted net income per share	$1.07	$.90	$2.67	$1.26

Weighted average number of common shares outstanding	8,864	8,753	8,807	8,753
Weighted average number of common shares outstanding—assuming dilution	8,924	8,818	8,887	8,822

Cash dividends per share
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

	Sept. 29, 2002	Dec. 30, 2001	Sept. 30, 2001
ASSETS

Current Assets:
Cash	$8,286	$16,912	$6,252
Accounts receivable, trade, less allowance for doubtful accounts of $1,754, $1,863 and $950	84,365	63,974	63,762
Accounts receivable from The Coca-Cola Company	19,965	3,935	7,860
Accounts receivable, other	6,479	5,253	4,611
Inventories	42,433	39,916	37,180
Prepaid expenses and other current assets	16,812	13,379	14,688

Total current assets	178,340	143,369	134,353

Property, plant and equipment, net	467,281	457,306	465,838
Leased property under capital leases, net	44,593	5,383	6,053
Investment in Piedmont Coca-Cola Bottling Partnership		60,203	60,229
Other assets	61,909	52,140	60,544
Franchise rights and goodwill, net	607,007	335,662	338,549
Other identifiable intangible assets, net	6,658	10,396	11,644

Total	$1,365,788	$1,064,459	$1,077,210

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

	Sept. 29, 2002	Dec. 30, 2001	Sept. 30, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Portion of long-term debt payable within one year	$154,731	$56,708	$56,891
Current portion of obligations under capital leases	3,717	1,489	1,713
Accounts payable, trade	35,238	28,370	31,163
Accounts payable to The Coca-Cola Company	41,477	7,925	9,543
Due to Piedmont Coca-Cola Bottling Partnership		24,682	23,746
Accrued compensation	16,912	17,350	11,817
Other accrued liabilities	66,985	49,169	44,453
Accrued interest payable	16,179	11,878	13,310

Total current liabilities	335,239	197,571	192,636
Deferred income taxes	170,012	133,743	149,309
Pension and retiree benefit obligations	31,603	37,203	24,950
Other liabilities	61,782	57,770	51,170
Obligations under capital leases	41,985	935	1,256
Long-term debt	620,125	620,156	626,256

Total liabilities	1,260,746	1,047,378	1,045,577

Commitments and Contingencies (Note 11)

Minority interest in Piedmont Coca-Cola Bottling Partnership	62,332

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized—30,000,000 shares;
Issued—9,653,774, 9,454,651 and 9,454,651 shares	9,653	9,454	9,454
Class B Common Stock, $1.00 par value:
Authorized—10,000,000 shares;
Issued—3,008,966, 2,989,166 and 2,989,166 shares	3,009	2,989	2,989
Capital in excess of par value	94,209	91,004	93,192
Retained earnings (accumulated deficit)	9,176	(12,307)	(10,635)
Accumulated other comprehensive loss	(12,083)	(12,805)	(2,113)

	103,964	78,335	92,887
Less-Treasury stock, at cost:
Common—3,062,374 shares	60,845	60,845	60,845
Class B Common—628,114 shares	409	409	409

Total stockholders’ equity	42,710	17,081	31,633

Total	$1,365,788	$1,064,459	$1,077,210

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accumulated Other Comprehensive Loss		Treasury Stock	Total
Balance on December 31, 2000	$9,454	$2,969	$99,020	$(21,777)	$		$(61,254)	$28,412
Comprehensive income:
Net income				11,142				11,142
Proportionate share of Piedmont’s accum. other comprehensive loss at adoption of SFAS 133, net of tax						(924)		(924)
Change in proportionate share of Piedmont’s accum. other comprehensive loss, net of tax						(1,189)		(1,189)

Total comprehensive income								9,029
Cash dividends paid			(6,565)					(6,565)
Class B Common Stock issued related to stock award		20	737					757

Balance on September 30, 2001	$9,454	$2,989	$93,192	$(10,635)		$(2,113)	$(61,254)	$31,633

Balance on December 30, 2001	$9,454	$2,989	$91,004	$(12,307)		$(12,805)	$(61,254)	$17,081
Comprehensive income:
Net income				23,700				23,700
Change in fair market value of cash flow hedges, net of tax						(30)		(30)
Change in proportionate share of Piedmont’s accum. other comprehensive loss, net of tax						752		752

Total comprehensive income								24,422
Cash dividends paid			(4,388)	(2,217)				(6,605)
Class B Common Stock issued related to stock award		20	748					768
Exercise of stock options	199		5,500					5,699
Deferred tax adjustment related to exercise of stock options			1,345					1,345

Balance on September 29, 2002	$9,653	$3,009	$94,209	$9,176		$(12,083)	$(61,254)	$42,710

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Nine Months
	2002	2001
Cash Flows from Operating Activities
Net income	$23,700	$11,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	56,247	49,208
Amortization of goodwill and intangibles	2,056	11,161
Deferred income taxes	16,267	5,413
Losses on sale of property, plant and equipment	2,277	573
Amortization of debt costs	526	625
Amortization of deferred gains related to terminated interest rate swaps	(1,445)	(775)
Undistributed losses of Piedmont Coca-Cola Bottling Partnership		(993)
Minority interest	6,195
Decrease in current assets less current liabilities	33,485	25,786
Increase in other noncurrent assets	(4,567)	(291)
Decrease in other noncurrent liabilities	(5,232)	(1,735)
Other	(343)	605

Total adjustments	105,466	89,577

Net cash provided by operating activities	129,166	100,719

Cash Flows from Financing Activities
Repayment of current portion of long-term debt	(154,208)	(2,203)
Proceeds from lines of credit and revolving credit facility, net	57,200	(6,800)
Cash dividends paid	(6,605)	(6,565)
Payments on capital lease obligations	(1,511)	(2,347)
Proceeds from exercise of stock options	5,699
Other	179	(848)

Net cash used in financing activities	(99,246)	(18,763)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(34,900)	(87,735)
Proceeds from the sale of property, plant and equipment	5,033	3,606
Acquisition of additional interest in Piedmont Coca-Cola Bottling Partnership, net	(8,679)

Net cash used in investing activities	(38,546)	(84,129)

Net decrease in cash	(8,626)	(2,173)
Cash at beginning of period	16,912	8,425

Cash at end of period	$8,286	$6,252

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock related to stock award	$768	$757
Capital lease obligations incurred	41,620

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1.    Accounting Policies

The consolidated financial statements include the accounts of Coca-Cola Bottling Co. Consolidated and its majority owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis except for new accounting pronouncements adopted in 2002. See Note 15 for new accounting pronouncements. These accounting policies are presented in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year classifications.

2.    Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) to distribute and market carbonated and noncarbonated beverages primarily in portions of North Carolina and South Carolina. Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. The Company provides a portion of the soft drink products to Piedmont at cost and receives a fee for managing the business of Piedmont pursuant to a management agreement.

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The excess of the purchase price over the net book value of the interest of Piedmont acquired was $4.4 million and has been recorded principally as an addition to franchise rights. The Company’s investment in Piedmont had been accounted for using the equity method in 2001 and prior years.

The following financial information includes the 2002 unaudited consolidated financial position and results of operations of the Company and includes the 2001 unaudited pro forma financial position and results of operations. The 2001 unaudited pro forma financial information reflects the consolidation of Piedmont’s financial position and results of operations with those of the Company as if the additional purchase had occurred at the beginning of 2001.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Note 2 continued

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Third Quarter		First Nine Months
		Pro forma		Pro forma
	2002	2001	2002	2001
In Thousands (Except Per Share Data)
Net sales	$333,047	$311,508	$957,364	$896,197
Cost of sales, excluding depreciation shown below	179,129	168,415	509,193	481,518

Gross margin	153,918	143,093	448,171	414,679
Selling, general and administrative expenses, excluding depreciation shown below	102,961	95,650	306,465	283,589
Depreciation expense	19,405	18,102	56,247	53,294
Amortization of goodwill and intangibles	683	5,850	2,056	17,547

Income from operations	30,869	23,491	83,403	60,249

Interest expense	11,454	14,204	35,471	44,812
Other income (expense), net	(221)	246	(1,770)	(1,304)
Minority interest	2,672	1,224	6,195	901

Income before income taxes	16,522	8,309	39,967	13,232
Federal and state income taxes	6,983	434	16,267	2,376

Net income	$9,539	$7,875	$23,700	$10,856

Basic net income per share	$1.08	$.90	$2.69	$1.24

Diluted net income per share	$1.07	$.89	$2.67	$1.23

Weighted average number of common shares outstanding	8,864	8,753	8,807	8,753
Weighted average number of common shares outstanding—assuming dilution	8,924	8,818	8,887	8,822

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Note 2 continued

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Sept. 29, 2002	Pro forma Dec. 30, 2001	Pro forma Sept. 30, 2001
In Thousands
ASSETS

Current Assets:

Cash	$8,286	$18,210	$7,902
Accounts receivable, trade, net	84,365	84,384	83,760
Accounts receivable from The Coca-Cola Company	19,965	5,004	9,601
Accounts receivable, other	6,479	7,603	6,137
Inventories	42,433	45,812	43,326
Prepaid expenses and other current assets	16,812	13,522	14,993

Total current assets	178,340	174,535	165,719

Property, plant and equipment	834,968	822,095	824,936
Less—Accumulated depreciation and amortization	367,687	332,942	327,252

Property, plant and equipment, net	467,281	489,153	497,684

Leased property under capital leases	47,115	20,424	20,633
Less—Accumulated amortization	2,522	10,109	9,377

Leased property under capital leases, net	44,593	10,315	11,256

Other assets	61,909	57,756	66,087
Franchise rights and goodwill, less accumulated amortization of $210,535, $210,535 and $205,417	607,007	604,651	609,665
Other identifiable intangible assets, less accumulated amortization of $48,206, $60,784 and $59,536	6,658	10,396	11,644

Total	$1,365,788	$1,346,806	$1,362,055

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Note 2 continued

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Sept. 29, 2002	Pro forma Dec. 30, 2001	Pro forma Sept. 30, 2001
In Thousands
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Portion of long-term debt payable within one year	$154,731	$154,208	$154,391
Current portion of obligations under capital leases	3,717	2,466	2,839
Accounts payable, trade	35,238	34,214	36,620
Accounts payable to The Coca-Cola Company	41,477	8,193	10,070
Accrued compensation	16,912	17,350	12,201
Other accrued liabilities	66,985	57,593	52,300
Accrued interest payable	16,179	13,647	15,314

Total current liabilities	335,239	287,671	283,735

Deferred income taxes	170,012	157,739	173,432
Pension and retiree benefit obligations	31,603	37,203	24,950
Other liabilities	61,782	61,425	56,068
Obligations under capital leases	41,985	4,033	4,465
Long-term debt	620,125	727,657	733,756

Total liabilities	1,260,746	1,275,728	1,276,406

Minority interest in Piedmont	62,332	54,603	54,302
Stockholders’ Equity:
Common Stock	9,653	9,454	9,454
Class B Common Stock	3,009	2,989	2,989
Capital in excess of par value	94,209	91,004	93,192
Retained earnings (accumulated deficit)	9,176	(12,743)	(10,921)
Accumulated other comprehensive loss	(12,083)	(12,975)	(2,113)

	103,964	77,729	92,601
Less-Treasury stock, at cost:
Common	60,845	60,845	60,845
Class B Common	409	409	409

Total stockholders’ equity	42,710	16,475	31,347

Total	$1,365,788	$1,346,806	$1,362,055

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

3.    Inventories

Inventories were summarized as follows:

	Sept. 29, 2002	Dec. 30, 2001	Sept. 30, 2001
In Thousands
Finished products	$30,015	$23,637	$25,730
Manufacturing materials	7,073	11,893	7,446
Plastic pallets and other	5,345	4,386	4,004

Total inventories	$42,433	$39,916	$37,180

4.    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Sept. 29, 2002	Dec. 30, 2001	Sept. 30, 2001	Estimated Useful Lives
In Thousands
Land	$12,947	$11,158	$11,158
Buildings	113,725	95,338	96,943	10-50 years
Machinery and equipment	95,659	93,658	93,949	5-20 years
Transportation equipment	140,891	130,016	132,864	4-13 years
Furniture and fixtures	38,858	36,350	35,112	4-10 years
Vending equipment	358,721	334,975	335,246	6-13 years
Leasehold and land improvements	46,594	40,969	40,307	5-20 years
Software for internal use	24,043	21,850	20,135	3-7 years
Construction in progress	3,530	1,908	3,203

Total property, plant and equipment, at cost	834,968	766,222	768,917
Less: Accumulated depreciation and amortization	367,687	308,916	303,079

Property, plant and equipment, net	$467,281	$457,306	$465,838

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

5.    Leased Property Under Capital Leases

	Sept. 29, 2002	Dec. 30, 2001	Sept. 30, 2001	Estimated Useful Lives
In Thousands
Leased property under capital leases	$47,115	$12,265	$12,442	1-29 years
Less: Accumulated amortization	2,522	6,882	6,389

Leased property under capital leases, net	$44,593	$5,383	$6,053

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. As disclosed in the Company’s 2001 Annual Report on
Form 10-K, this facility is leased from a related party. The lease obligation was capitalized as a result of the Company’s decision in the first quarter to enter into renewal options that extend the expected term of this lease.

6.    Franchise Rights and Goodwill

	Sept. 29, 2002	Dec. 30, 2001	Sept. 30, 2001
In Thousands
Franchise rights	$662,350	$353,388	$353,388
Goodwill	155,192	112,097	112,097

Franchise rights and goodwill	817,542	465,485	465,485
Less: Accumulated amortization	210,535	129,823	126,936

Franchise rights and goodwill, net	$607,007	$335,662	$338,549

The significant increase in franchise rights and goodwill in 2002 resulted primarily from the consolidation of Piedmont. Due to the implementation of new accounting pronouncements effective the first day of fiscal year 2002, goodwill and intangible assets with indefinite useful lives are no longer amortized but instead are tested for impairment at least annually. See Note 15 for new accounting pronouncements.

7.    Other Identifiable Intangible Assets

The principal categories and estimated useful lives of identifiable intangible assets were as follows:

	Sept. 29, 2002	Dec. 30, 2001	Sept. 30, 2001	Estimated Useful Lives
In Thousands
Customer lists	$54,864	$54,864	$54,864	20 years
Other		16,316	16,316

Other identifiable intangible assets	54,864	71,180	71,180
Less: Accumulated amortization	48,206	60,784	59,536

Other identifiable intangible assets, net	$6,658	$10,396	$11,644

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8.    Long-Term Debt

Long-term debt was summarized as follows:

	Maturity	Interest Rate	Interest Paid	Sept. 29, 2002	Dec. 30, 2001	Sept. 30, 2001
In Thousands
Lines of Credit	2002	2.39%	Varies	$7,200		$6,100
Revolving Credit	2002	2.03%	Varies	50,000
Term Loan Agreement	2004	2.58%	Varies	85,000	$85,000	85,000
Term Loan Agreement	2005	2.58%	Varies	85,000	85,000	85,000
Term Loan Agreement	2003	2.31%	Varies	97,500
Medium-Term Notes	2002				47,000	47,000
Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	100,000	100,000	100,000
Debentures	2009	6.38%	Semi-annually	250,000	250,000	256,221
Other notes payable	2002-2006	5.75%	Varies	156	9,864	10,047

				774,856	676,864	689,368

Less: Portion of long-term debt payable within one year				154,731	56,708	56,891

				620,125	620,156	632,477
Fair market value of interest rate swaps						(6,221)

Long-term debt				$620,125	$620,156	$626,256

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Note 8 continued

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $65 million at September 29, 2002, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. On September 29, 2002, $7.2 million was outstanding under these lines of credit.

The Company has a revolving credit facility for borrowings of up to $170 million that matures in December 2002. The agreement contains covenants which establish ratio requirements related to debt, interest expense and cash flow. A facility fee of  1/8% per year on the banks’ commitment is payable quarterly. On September 29, 2002, $50 million was outstanding under this facility. The Company intends to enter into a new revolving credit facility and expects to replace the current facility in early December 2002.

Piedmont, a subsidiary of the Company, obtained a term loan with a group of banks on May 28, 1996 for $195 million with interest payable at a floating rate of LIBOR plus 0.50%. One half or $97.5 million of the loan agreement matured on May 28, 2002 and the remaining half matures on May 28, 2003.

The Company financed the $97.5 million of debt that matured at Piedmont in May 2002 through its available credit facilities. The Company loaned $97.5 million to Piedmont to repay the debt which matured in May 2002. Piedmont pays the Company interest based on a spread over the Company’s average cost of funds plus 0.50%. The Company intends to provide future financing for Piedmont in a similar manner, including the $97.5 million debt that matures at Piedmont in May 2003.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.3%, 5.7% and 6.0% for the debt and capital lease portfolio as of September 29, 2002, December 30, 2001 and September 30, 2001, respectively. The Company’s overall weighted average borrowing rate on its debt and capital lease portfolio was 5.6% for the first nine months of 2002 compared to 6.6% for the first nine months of 2001.

As of September 29, 2002, approximately 45% of the total debt and capital lease portfolio was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company’s debt and capital lease portfolio increased by 1%, interest expense for the first nine months of 2002 would have increased by approximately $2.3 million and net income would have been reduced by approximately $1.4 million.

With regards to the Company’s $170 million term loan agreement, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Note 8 continued

The interest rate on Piedmont’s $97.5 million term loan is subject to increase in the event Piedmont’s debt rating, as established by Standard & Poor’s, declines, and is subject to acceleration if Piedmont’s debt rating falls below investment grade for more than 40 days. The Company does not anticipate an acceleration of the maturity of Piedmont’s term loan. The loan agreement contains certain restrictions which include limitations on additional borrowings, new liens and dispositions of assets. The loan agreement also requires that The Coca-Cola Company continue to maintain at least a 40% voting and equity interest in Piedmont and a 20% interest in the Common Stock of the Company.

In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. The Company used this shelf registration to issue $250 million of long-term debentures in 1999. The Company anticipates issuing up to $150 million of ten-year senior notes in the fourth quarter of 2002. If these senior notes are issued, the net proceeds will be used primarily to repay current maturities of long-term debt.

9.    Derivative Financial Instruments

The Company uses interest rate hedging products to modify risk from interest rate fluctuations in its underlying debt. The Company has historically used derivative financial instruments from time to time to achieve a targeted fixed/floating rate mix. This target is based upon anticipated cash flows from operations relative to the Company’s debt level and the potential impact of increases in interest rates on the Company’s overall financial condition.

The Company does not use derivative financial instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All of the Company’s outstanding interest rate swap agreements are LIBOR-based.

Derivative financial instruments were summarized as follows:

	September 29, 2002		December 30, 2001		September 30, 2001
	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
In Thousands
Interest rate swaps—floating					$100,000	8.00 years
Interest rate swap—fixed	$27,000	.21 years	$27,000	.95 years
Interest rate swap—fixed	19,000	.21 years	19,000	.95 years
Interest rate swap—fixed	90,000	.75 years

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

Public Debt

The fair values of the Company’s public debt are based on estimated market prices.

Non-Public Variable Rate Long-Term Debt

The carrying amounts of the Company’s variable rate borrowings approximate their fair values.

Non-Public Fixed Rate Long-Term Debt

The fair values of the Company’s fixed rate long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments

Fair values for the Company’s interest rate swaps are based on current settlement values.

The carrying amounts and fair values of the Company’s long-term debt and derivative financial instruments were as follows:

	September 29, 2002		December 30, 2001		September 30, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In Thousands
Public debt	$450,000	$487,715	$497,000	$493,993	$503,221	$503,252
Non-public variable rate long-term debt	324,700	324,700	170,000	170,000	176,100	176,100
Non-public fixed rate long-term debt	156	156	9,864	9,868	10,047	10,326
Interest rate swaps	3,152	3,152	(7)	(7)	(6,221)	(6,221)

The fair values of the interest rate swaps at September 29, 2002 represent the estimated amount the Company would have paid upon termination of these agreements. The fair values of the interest rate swaps at December 30, 2001 and September 30, 2001 represent the estimated amounts the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11.    Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative, from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The contractual minimum annual purchases required from SAC are approximately $40 million. The Company also guarantees a portion of debt for SAC. The Company also guarantees a portion of debt for one cooperative from which the Company purchases plastic bottles. The amounts guaranteed were $33.9 million, $37.4 million and $36.7 million as of September 29, 2002, December 30, 2001 and September 30, 2001, respectively.

The Company purchases certain computerized data management products and services related to inventory control and marketing program support from Data Ventures LLC (“Data Ventures”), a Delaware limited liability company in which the Company holds a 31.25% equity interest. J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, holds a 32.5% equity interest in Data Ventures. Data Ventures was indebted to the Company for $3.6 million, $3.9 million and $3.6 million as of September 29, 2002, December 30, 2001 and September 30, 2001, respectively. The Company has a loan loss provision for $2.9 million, $2.4 million and $2.1 million as of September 29, 2002, December 30, 2001 and September 30, 2001, respectively.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12.    Capital Transactions

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares sold under the plans were issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. Sales were subject to certain price restrictions and other contingencies established under the plans. Under the plans, Mr. Harrison, Jr. could sell up to 100,000 shares of Common Stock over a period expiring March 7, 2004 and Mr. Harrison, III could sell up to 150,000 shares of Common Stock over a period expiring August 8, 2004. Through the third quarter of 2002, 198,923 shares of Common Stock had been sold under the plans and the Company had received proceeds of approximately $5.7 million. The remaining shares under these plans were sold during October 2002 bringing the total number of shares sold to 250,000. Total proceeds to the Company from the exercise of the stock options under the 10b5-1 plans were approximately $7.2 million.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13.    Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Third Quarter		First Nine Months
	2002	2001	2002	2001
In Thousands (Except Per Share Data)
Numerator:
Numerator for basic net income per share and diluted net income per share	$9,539	$7,915	$23,700	$11,142
Denominator:
Denominator for basic net income per share—weighted average common shares	8,864	8,753	8,807	8,753
Effect of dilutive securities—stock options	60	65	80	69

Denominator for diluted net income per share—adjusted weighted average common shares	8,924	8,818	8,887	8,822

Basic net income per share	$1.08	$.90	$2.69	$1.27

Diluted net income per share	$1.07	$.90	$2.67	$1.26

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of consolidating Piedmont in 2002, were as follows:

	First Nine Months
	2002	2001
In Thousands
Accounts receivable, trade, net	$19	$(1,101)
Accounts receivable, The Coca-Cola Company	(14,961)	(2,480)
Accounts receivable, other	1,124	3,636
Inventories	3,379	3,322
Prepaid expenses and other current assets	(3,290)	(662)
Accounts payable, trade	1,024	9,686
Accounts payable, The Coca-Cola Company	33,284	5,741
Other accrued liabilities	9,392	(867)
Accrued compensation	330	(1,626)
Accrued interest payable	3,184	2,827
Due to Piedmont		7,310

Decrease in current assets less current liabilities	$33,485	$25,786

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets have been implemented effective the first day of fiscal year 2002. Net income for the third quarter and first nine months of 2002 was favorably impacted by the adoption of SFAS No. 142, which resulted in a reduction of amortization expense of $3.1 million and $9.2 million, net of tax effect, for the third quarter and first nine months of 2002, respectively. The Company has updated its analysis of its goodwill and intangible assets with indefinite useful lives as of the end of the third quarter of 2002 and concluded that there is no impairment at this time.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but it retains many of the fundamental provisions of that Statement. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations components of an entity that have either been disposed of or classified as held for sale. The provisions of SFAS No. 144 have been adopted as of the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s operating results.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” (“SFAS No. 145”). SFAS No. 145 contains a number of changes under existing generally accepted accounting principles, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS No. 4. The provisions of this Statement related to the recission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.

Emerging Issues Task Force No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as selling, general and administrative expenses to be reclassified as deductions from net sales. Prior year results have been adjusted to reclassify these expenses as a deduction to net sales for comparability with current year presentation. These expenses relate to payments to customers for certain marketing programs. The Company reclassified $7.8 million for the third quarter of 2001 and $22.4 million for the first nine months of 2001 related to these expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states, primarily in the southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. The Company is also a partner with The Coca-Cola Company in Piedmont Coca-Cola Bottling Partnership (“Piedmont”), a partnership that operates additional bottling territory in portions of North Carolina and South Carolina.

On January 2, 2002, the Company purchased for $10.0 million an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.651%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method for 2001 and prior years.

The Coca-Cola Company owns approximately 30% of the Company’s Common Stock and has approximately a 45% interest in Piedmont. In a filing with the Securities and Exchange Commission dated October 10, 2002, The Coca-Cola Company indicated they had authorized representatives to negotiate a transaction to sell their remaining ownership interest in Piedmont to the Company. While the Company is considering this transaction, no decision has been made at this time.

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated unaudited financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

Basis of Presentation

The statement of operations and statement of cash flows for the third quarter and nine months ending September 29, 2002 and the consolidated balance sheet as of September 29, 2002 include the combined operations of the Company and Piedmont, reflecting the acquisition of an additional interest in Piedmont as discussed above. Generally accepted accounting principles require that results for the other periods presented, including results of operations and cash flows for the third quarter and nine months ended September 30, 2001 and the consolidated balance sheets as of December 30, 2001 and September 30, 2001, be presented on a historical basis with the Company’s investment in Piedmont accounted for under the equity method of accounting. The following management’s discussion and analysis for the third quarter and first nine months of 2002 is based on the unaudited results for the respective periods compared to the pro forma consolidated results for the Company and Piedmont for the same period in the prior year. The 2001 pro forma consolidated results for the Company and Piedmont are included in Note 2 to the financial statements.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually. These standards provide guidelines for new disclosure requirements and outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets have been implemented effective the beginning of fiscal year 2002. Net income for the third quarter and first nine months of 2002 was favorably impacted by the adoption of SFAS No. 142, which resulted in a reduction of amortization expense of $3.1 million and $9.2 million, net of tax effect, for the third quarter and first nine months of 2002, respectively. The Company has updated its analysis of its goodwill and intangible assets with indefinite useful lives as of the end of the third quarter of 2002 and concluded that there is no impairment at this time.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but it retains many of the fundamental provisions of that Statement. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations components of an entity that have either been disposed of or classified as held for sale. The provisions of SFAS No. 144 have been adopted as of the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s operating results.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” (“SFAS No. 145”). SFAS No. 145 contains a number of changes under existing generally accepted accounting principles, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS No. 4. The provisions of this Statement related to the recission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.

Emerging Issues Task Force No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as selling, general and administrative expenses to be reclassified as deductions from net sales. Prior year results have been adjusted to reclassify these expenses as a deduction to net sales for comparability with current year presentation. These expenses relate to payments to customers for certain marketing programs. The Company reclassified $7.8 million for the third quarter of 2001 and $22.4 million for the first nine months of 2001 related to these expenses.

Discussion of Critical Accounting Policies and Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended

December 30, 2001 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the Company’s adoption of SFAS No. 142 and SFAS No. 144, the Company has not made any changes in any of these critical accounting policies during the first nine months of 2002, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the first nine months of 2002.

Overview

The following discussion presents management’s analysis of the results of operations for the third quarter and first nine months of 2002 compared to the pro forma consolidated results for the same periods of 2001 and changes in financial condition from September 30, 2001 and December 30, 2001 (on a pro forma consolidated basis) to September 29, 2002. See Note 2 for 2001 unaudited pro forma consolidated financial information. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported net income of $9.5 million or $1.08 per share for the third quarter of 2002 compared with net income of $7.9 million or $.90 per share for the same period in 2001. For the first nine months of 2002, net income was $23.7 million or $2.69 per share compared to net income of $10.9 million or $1.24 per share for the first nine months of 2001. Net income for the third quarter and first nine months of 2002 was favorably impacted by the adoption of SFAS No. 142 which resulted in a reduction of amortization expense of $3.1 million and $9.2 million, net of tax effect, or approximately $.35 and $1.04 per share for the third quarter and first nine months of 2002, respectively. Net income for the third quarter and first nine months of 2001 was favorably impacted by an income tax benefit of approximately $2.9 million, which resulted from the settlement of certain income tax matters with the Internal Revenue Service during the third quarter of 2001.

Operating results for the third quarter of 2002 included physical case volume growth of 8% as compared to the same period in the prior year. Operating results for the first nine months of 2002 included physical case volume growth of approximately 6% and approximately flat net revenue per case. Lower interest rates and reduced debt balances resulted in a decrease in interest expense from the third quarter and first nine months of 2001 of $2.8 million and $9.3 million, respectively. The Company continues to experience strong free cash flow as evidenced by outstanding debt which declined to $774.9 million as of September 29, 2002 compared to $888.1 million as of September 30, 2001.

Results of Operations

During the first nine months of 2002, the Company experienced strong volume growth with physical case sales increasing by 8% for the third quarter and approximately 6% for the first nine months compared to the corresponding periods in 2001. Net selling price per unit was flat for the first nine months of 2002 compared to the first nine months of 2001. The increased sales volume in conjunction with higher sales to other Coca-Cola bottlers led to an increase in net sales of 7% for both the third quarter and the first nine months of the year over respective periods in the prior year.

Sales of carbonated beverages increased by 2% for the first nine months of 2002 over 2001. In addition, the Company continues to experience strong growth for its bottled water, Dasani. New packaging, including the Dasani Fridgepack™, and increased availability in retail outlets contributed to an increase in volume of 40% for Dasani over the first nine months of 2001. The Company introduced Vanilla Coke during the second quarter of 2002. Sales results have been very positive for Vanilla Coke during the short time it has been in the Company’s markets. This brand represents more than 3% of the Company’s third quarter volume. The Company plans to introduce diet Vanilla Coke during the fourth quarter of 2002. Fanta flavors and Minute Maid Lemonade, introduced in 2002, continue to favorably impact volume growth. The Company introduced pink Minute Maid Lemonade during the third quarter as an additional offering in this growing category. POWERade continues to show strong growth with volume increasing by 20% over the first nine months of 2001. Noncarbonated beverages, which include bottled water, comprise approximately 11% of the Company’s total sales volume through the first nine months of 2002 as compared to 9% in the first nine months of 2001.

Cost of sales on a per unit basis decreased by 1% in the first nine months of 2002 compared to the same period in 2001. Packaging costs decreased slightly compared to the prior year. Increases in other raw material costs have been offset primarily by a reduction in manufacturing labor and overhead costs. Gross margin increased by approximately 8% for the first nine months of 2002. Gross margin as a percentage of net sales was 46.8% in the first nine months of 2002 compared to 46.3% in the first nine months of 2001. The improvement in gross margin as a percentage of net sales reflects modest increases in selling prices in take-home channels offset by planned decreases in selling prices in immediate consumption packages in several channels. These changes in selling prices have resulted in flat net revenue per case and have led to favorable shifts in channel mix, which combined with lower cost of sales on a per unit basis, have driven an increase in gross margin.

Selling, general and administrative expenses for the third quarter and first nine months of 2002 increased approximately 8%, respectively, from the same periods in 2001. The increases in selling, general and administrative expenses were primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans), increased insurance costs, increased marketing expenses and certain expenses related to the closing of sales distribution facilities. The Company anticipates that insurance costs will further increase in 2003. Based on the performance of the Company’s pension plan investments prior to 2002 and lower interest rates, pension expense will increase from approximately $2.0 million in 2001 to approximately $6.0 million in 2002. Due to continuing weakness in the performance of pension plan investments and an anticipated reduction in the discount rate assumption, it is anticipated that pension expense will further increase in 2003 to approximately $9.0 million to $10.0 million. The Company has closed eight sales distribution centers during the first nine months of 2002. The Company believes that these distribution center closings will reduce overall costs and improve asset productivity in the future. The Company will continue to evaluate its distribution system in an effort to optimize the process of distributing products to customers.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrate, syrups and finished products to the Company make substantial advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The
Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2002, it is not obligated to do so under the Company’s master bottle contract. Marketing funding support from The Coca-Cola Company and other beverage companies, which include direct payments to the Company as well as payments to customers for marketing programs or for certain advertising on our behalf, was $62.7 million and $56.1 million in the first nine months of 2002 and 2001, respectively.

Depreciation expense increased by approximately $1.3 million or approximately 7% between the third quarter of 2002 and the third quarter of 2001. The increase in depreciation in the third quarter was primarily related to amortization of a capital lease for the Company’s Charlotte, North Carolina production/distribution center. The lease obligation was capitalized as a result of the Company’s decision in the first quarter of 2002 to enter into renewal options that extend the expected term of the lease. The lease was previously accounted for as an operating lease. Depreciation expense in the first nine months of 2002 increased by $3.0 million or approximately 6% from the comparable period in the prior year. The increase in depreciation in the first nine months of 2002 was related to the amortization of the capital lease described above and the purchase in May 2001 of approximately $49 million of previously leased equipment.

Interest expense for the third quarter of 2002 of $11.5 million decreased by $2.8 million or 19% from the third quarter of 2001. Interest expense for the first nine months of 2002 decreased by $9.3 million or 21% from the same period in the prior year. The decrease in interest expense is attributable to lower average interest rates on the Company’s outstanding debt and lower debt balances. The Company’s outstanding long-term debt declined to $774.9 million at September 29, 2002 from $888.1 million at September 30, 2001. The Company’s overall weighted average interest rate decreased from an average of 6.6% during the first nine months of 2001 to an average of 5.6% during the first nine months of 2002.

The Company’s effective income tax rates for the first nine months of 2002 and 2001 were 40.7% and 18.0%, respectively. The Company’s effective tax rate for interim periods in 2002 reflects expected fiscal year 2002 earnings. The Company’s effective income tax rate for the remainder of 2002 is dependent upon operating results and may change if the results for the year are different from current expectations. The Company’s income tax rate for the third quarter and first nine months of 2001 was favorably impacted by the settlement of certain Federal income tax issues with the Internal Revenue Service during the third quarter. As a result of the settlement, an adjustment of $2.9 million to the income tax provision was recorded, significantly reducing the effective income tax rate for both the third quarter and first nine months of 2001. Excluding the effect of this adjustment, the effective income tax rate for the third quarter and first nine months of 2001 would have been approximately 39.5%.

Changes in Financial Condition

Working capital decreased $43.8 million from December 30, 2001 and $38.9 million from September 30, 2001 to September 29, 2002. A working capital deficit at September 29, 2002 of $156.9 million was partly due to the reclassification as a current liability of $154.7 million of the Company’s debt which matures in the next twelve months. Working capital decreased $43.8 million from December 30, 2001 to September 29, 2002 due primarily to an increase in accounts payable to The Coca-Cola Company and other accrued liabilities offset by an increase in accounts receivable from The Coca-Cola Company. Working capital decreased $38.9 million from September 30, 2001 to September 29, 2002 due primarily to an increase in accounts payable to The Coca-Cola Company and other accrued liabilities, offset by an increase in accounts receivable from The Coca-Cola Company. The increase in accounts receivable from The Coca-Cola Company and the increase in accounts payable to The Coca-Cola Company from September 30, 2001 and December 30, 2001 to September 29, 2002 resulted from differences in the timing of marketing program settlements.

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. As disclosed in the Company’s 2001 Annual Report on
Form 10-K, this facility is leased from a related party. The lease obligation was capitalized as a result of the Company’s decision in the first quarter to enter into renewal options that extend the expected term of this lease.

Capital expenditures in the first nine months of 2002 were $34.9 million compared to $87.7 million in the first nine months of 2001. Expenditures in the first nine months of 2001 include the purchase of approximately $49 million of previously leased equipment, which purchase was completed during the second quarter of 2001. The Company’s current plans for additions to property, plant and equipment in 2002 are in the range of $50 million to $55 million and the Company expects additions will be financed primarily through cash flow from operations.

The Company’s income from operations for the first nine months of 2002 was more than two times interest expense. This interest coverage coupled with the stability of the Company’s operating cash flows are two of the key reasons the Company has been rated investment grade by both Moody’s and Standard & Poor’s. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

Total debt, as of September 29, 2002, decreased by $113.2 million from September 30, 2001 and $107.0 million from December 30, 2001. As of September 29, 2002, the Company had $50.0 million outstanding under its $170 million revolving credit facility and $7.2 million outstanding under its lines of credit. As of September 29, 2002, the Company’s debt and capital lease portfolio had a weighted average interest rate of approximately 5.3% and approximately 45% of the total debt and capital lease portfolio of $820.6 million was subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company’s debt and capital lease portfolio increased by 1%, interest expense for the first nine months of 2002 would have increased by approximately $2.3 million and net income would have been reduced by approximately $1.4 million.

With regard to the Company’s $170 million term loan agreement, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur.

Piedmont obtained a term loan with a group of banks on May 28, 1996 for $195 million with interest payable at a floating rate of LIBOR plus 0.50%. One half or $97.5 million of the loan matured on May 28, 2002 and the remaining half matures on May 28, 2003. The interest rate on Piedmont’s outstanding $97.5 million term loan is subject to increase in the event Piedmont’s debt rating, as established by Standard & Poor’s, declines. The loan is also subject to acceleration if Piedmont’s debt rating falls below investment grade for more than 40 days. The Company does not anticipate an acceleration of the maturity of Piedmont’s term loan. The loan agreement contains certain restrictions which include limitations on additional borrowings, new liens and dispositions of assets. The loan agreement also requires that The Cola-Cola Company continue to maintain at least a 40% voting and equity interest in Piedmont and a 20% interest in the Common Stock of the Company.

The Company financed $97.5 million of debt that matured at Piedmont in May 2002 through the Company’s available credit facilities. The Company loaned $97.5 million to Piedmont to repay the maturing debt. Piedmont pays the Company interest on the Company’s average cost of funds plus 0.50%. The Company intends to provide Piedmont with additional loans in the future, including amounts necessary to refinance Piedmont’s $97.5 million of debt that matures in May 2003.

In January 1999, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which it can issue up to $800 million of debt and equity securities. The Company used this shelf registration to issue $250 million of long-term debentures in 1999. The Company intends to refinance its short-term debt maturities with currently available lines of credit and with availability under its shelf registration. The Company anticipates issuing up to $150 million of ten-year senior notes in the fourth quarter of 2002. If these senior notes are issued, the net proceeds will be used primarily to repay current maturities of long-term debt.

The Company is currently negotiating a new revolving credit facility with a group of banks to replace the existing facility that matures in December 2002. The Company anticipates finalizing the new revolving credit facility in early December 2002.

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares sold under the plans were issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. Sales were subject to certain price restrictions and other contingencies established under the plans. Under the plans, Mr. Harrison, Jr. could sell up to 100,000 shares of Common Stock over a period expiring March 7, 2004 and Mr. Harrison, III could sell up to 150,000 shares of Common Stock over a period expiring August 8, 2004. Through the third quarter of 2002, 198,923 shares of Common Stock had been sold under the plans and the Company had received proceeds of approximately $5.7 million. The remaining shares under these plans were sold during October 2002 bringing the total number of shares sold to 250,000. Total proceeds to the Company from the exercise of stock options under the 10b5-1 plans were approximately $7.2 million.

Sources of capital for the Company include operating cash flows, bank borrowings, issuance of public or private debt and the issuance of equity securities. Management believes that the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax liabilities and dividends for stockholders. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time and no assurance can be given that dividends will be declared in the future.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to: plans to introduce diet Vanilla Coke in the fourth quarter of 2002; cost savings and asset productivity improvements in the future related to sales distribution facility closings; the effects of the adoption of SFAS No. 142 and SFAS No. 144; anticipated increases in pension expense; potential marketing support from The Coca-Cola Company; the Company’s effective tax rate for the remainder of 2002; sufficiency of financial resources; additions to property, plant and equipment of $50 million to $55 million in 2002; the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings; the amount and frequency of future dividends; refinancing of short-term debt maturities; entering into a new revolving credit facility; refinancing of $97.5 million of debt at Piedmont that matures in May 2003; anticipated issuance of up to $150 million of ten-year senior notes in the fourth quarter of 2002; anticipated increase in insurance costs in 2003; potential purchase of The Coca-Cola Company’s remaining ownership interest in Piedmont; management’s belief that a trigger event will not occur under the Company’s $170 million term loan agreement and management’s belief that an acceleration under Piedmont’s $97.5 million term loan will not occur. These statements and expectations are based on the current available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition; changes in how significant customers market our products; an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company; reduced marketing and advertising spending by The Coca-Cola Company or other beverage companies; an inability to meet requirements under bottling contracts; the inability of our aluminum can or PET bottle suppliers to meet our demand; material changes from expectations in the cost of raw materials; higher than expected fuel prices; unfavorable interest rate fluctuations and changes in financial markets which could impact the Company’s ability to refinance its short-term debt maturities.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and
15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

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

On July 26, 2002, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended June 30, 2002.

On October 30, 2002, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended September 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

By:	/s/ DAVID V. SINGER
David V. Singer Principal Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer
Date:    November 8, 2002

I, J. Frank Harrison, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ J. FRANK HARRISON, III
J. Frank Harrison, III Chairman of the Board of Directors and Chief Executive Officer

I, David V. Singer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ DAVID V. SINGER
David V. Singer Executive Vice President and Chief Financial Officer