Form 10-K
period 2002-12-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2003-03-28
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

Commission file number 0-9286

Coca-Cola Bottling Co. Consolidated

(Exact name of Registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification Number)

4100 Coca-Cola Plaza, Charlotte, North Carolina 28211

(Address of principal executive offices) (Zip Code)

(704) 557-4400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

State the aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter.

Market Value as of June 28, 2002
Common Stock, $l.00 Par Value	$191,019,803
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 10, 2003
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,400,752

Documents Incorporated by Reference
Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act
with respect to the 2003 Annual Meeting of Stockholders	Part III, Items 10-13

Part I

Item 1.    Business

Introduction and Recent Developments

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (the “Company”), produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia (“The Coca-Cola Company”). The Company was incorporated in 1980 and its predecessors have been in the soft drink manufacturing and distribution business since 1902.

The Company has grown significantly since 1984. In 1984, net sales were approximately $130 million. In 2002, net sales were approximately $1.25 billion. The Company’s bottling territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 has significantly expanded the Company’s bottling territory. The more significant transactions since 1993 were as follows:

•	July 2, 1993—Formation of Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Piedmont is a joint venture originally owned equally by the Company and The Coca-Cola Company through their respective subsidiaries. Piedmont distributes and markets soft drink products, primarily in parts of North Carolina and South Carolina. The Company sold and contributed certain territories to Piedmont upon formation. The Company currently provides part of the finished product requirements for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

•	June 1, 1994—The Company executed a management agreement with South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a ten-year management agreement. SAC significantly expanded its operations by adding two PET (plastic) bottling lines in 1994. These bottling lines supply a portion of the Company’s and Piedmont’s volume requirements for finished product of PET containers.

•	May 28, 1999—The Company acquired all the outstanding capital stock of Carolina Coca-Cola Bottling Company, Inc. which included bottling territory covering central South Carolina.

•	September 29, 2000—The Company sold bottling territory in Kentucky and Ohio. The bottling territory sold represented approximately 3% of the Company’s 2000 annual sales volume.

•	January 2, 2002—The Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont were consolidated with those of the Company beginning in the first quarter of 2002.

On March 5, 2003, the Company’s Board of Directors authorized the purchase of 50% of The Coca-Cola Company’s remaining interest in Piedmont for approximately $53.5 million, subject to the completion of a definitive purchase agreement and regulatory approval. This transaction, which is anticipated to close on March 31, 2003, would increase the Company’s ownership interest in Piedmont from 54.651% to slightly more than 77%.

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

On March 10, 2003, The Coca-Cola Company had a 27.5% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis. J. Frank Harrison, III and Reid M. Henson (as trustee of certain trusts) are parties to a Voting Agreement and Irrevocable Proxy with The Coca-Cola Company pursuant to which, among other things, Mr. Harrison, III has been granted an Irrevocable Proxy for life concerning the shares of Common Stock and Class B Common Stock owned by The Coca-Cola Company.

General

In its soft drink operations, the Company holds Bottle Contracts and Allied Bottle Contracts under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, Vanilla Coke, diet Vanilla Coke, diet Coke, diet Coke with lemon, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, TAB, Sprite, diet Sprite, Citra, Mello Yello, diet Mello Yello, Mello Yello Cherry, Mr. PiBB, sugar free Mr. PiBB, Fruitopia, Barq’s Root Beer, diet Barq’s Root Beer, Fresca, Fanta flavors, Seagrams’ products, Minute Maid orange, diet Minute Maid orange, Minute Maid Lemonade and Minute Maid Fruit Punch.

The Company also distributes and markets under Noncarbonated Beverage Contracts products such as POWERade, Dasani and Minute Maid Juices To Go in certain of its markets. The Company produces and markets Dr Pepper in some of its regions. The Company also distributes and markets various other products, including Sundrop, in one or more of the Company’s regions under agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola bottlers.

The Company’s principal soft drink is Coca-Cola classic. In each of the last three fiscal years, sales of products under the Coca-Cola trademark have accounted for more than half of the Company’s soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 91% of the Company’s soft drink sales volume during 2002.

Beverage Agreements

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce and market The Coca-Cola Company’s soft drinks in bottles, cans and five gallon, pressurized, pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages and other trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produces the soft drink known as “Coca-Cola classic” and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company’s right to use in its territories the tradenames and trademarks, such as “Coca-Cola classic” and their associated patents, copyrights, designs and labels, all of which are owned by The Coca-Cola Company. The Company has similar arrangements with Dr Pepper Company and other beverage companies.

Bottle Contracts.    The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the “Bottle Contracts”) which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, diet Coke with lemon, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Vanilla Coke and diet Vanilla Coke (together, the “Coca-Cola Trademark Beverages”) from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and refillable and nonrefillable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company. The Company cannot sell Coca-Cola Trademark Beverages outside of its territories.

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

Under the Bottle Contracts, the Company is obligated to maintain such plant, equipment, staff and distribution facilities as are required for the manufacture, packaging and distribution of the Coca-Cola Trademark Beverages in authorized containers, and in sufficient quantities to satisfy fully the demand for these beverages in its territories; to undertake adequate quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company; to develop, stimulate and satisfy fully the demand for Coca-Cola Trademark Beverages and to use all approved means, and to spend such funds on advertising and other forms of marketing as may be reasonably required to meet that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company.

The Bottle Contracts require the Company to submit to The Coca-Cola Company each year its plans for marketing, management and advertising with respect to the Coca-Cola Trademark Beverages for the ensuing year. Such plans must demonstrate that the Company has the financial capacity to perform its duties and obligations to The Coca-Cola Company under the Bottle Contracts. The Company must obtain The Coca-Cola Company’s approval of those plans, which approval may not be unreasonably withheld, and if the Company carries out its plans in all material respects, it will have satisfied its contractual obligations. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of notice of such failure, would give The Coca-Cola Company the right to terminate the Bottle Contracts. If the Company at any time fails to carry out a plan in all material respects with respect to any geographic segment (as defined by The Coca-Cola Company) of its territory, and if that failure is not cured within six months of notice of such failure, The Coca-Cola Company may reduce the territory covered by the applicable Bottle Contract by eliminating the portion of the territory with respect to which the failure has occurred.

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

The Coca-Cola Company has the right to reformulate any of the Coca-Cola Trademark Beverages and to discontinue any of the Coca-Cola Trademark Beverages, subject to certain limitations, so long as all Coca-Cola Trademark Beverages are not discontinued. The Coca-Cola Company may also introduce new beverages under the trademarks “Coca-Cola” or “Coke” or any modification thereof, and in that event the Company would be obligated to manufacture, package, distribute and sell the new beverages with the same duties as exist under the Bottle Contracts with respect to Coca-Cola Trademark Beverages.

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

The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include (1) the Company’s insolvency, bankruptcy, dissolution, receivership or similar conditions; (2) the Company’s disposition of any interest in the securities of any bottling subsidiary without the consent of The Coca-Cola Company; (3) termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company; (4) any material breach of any obligation occurring under the Bottle Contracts (including, without limitation, failure to make timely payment for any syrup or concentrate or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products), that remains uncured for 120 days after notice by The Coca-Cola Company; (5) producing, manufacturing, selling or dealing in any “Cola Product,” as defined, or any concentrate or syrup which might be confused with those of The Coca-Cola Company; (6) selling any product under any trade dress, trademark or tradename or in any container that is an imitation of a trade dress or container in which The Coca-Cola Company claims a proprietary interest; or (7) owning any equity interest in or controlling any entity which performs any of the activities described in (5) or (6) above. In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described elsewhere herein.

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

Supplementary Agreement.    The Company and The Coca-Cola Company are also parties to a Supplementary Agreement (the “Supplementary Agreement”) that modifies some of the provisions of the Bottle Contracts. The Supplementary Agreement provides that The Coca-Cola Company will exercise good faith and fair dealing in its relationship with the Company under the Bottle Contracts; offer marketing support and exercise its rights under the Bottle Contracts in a manner consistent with its dealings with comparable bottlers; offer to the Company any written amendment to the Bottle Contracts (except amendments dealing with transfer of ownership) which it offers to any other bottler in the United States; and, subject to certain limited exceptions, sell syrups and concentrates to the Company at prices no greater than those charged to other bottlers which are parties to contracts substantially similar to the Bottle Contracts. The Supplementary Agreement permits transfers of the Company’s capital stock that would otherwise be limited by the Bottle Contracts.

Allied Bottle Contracts.    Other contracts with The Coca-Cola Company (the “Allied Bottle Contracts”) grant similar exclusive rights to the Company with respect to the distribution of Sprite, Mr. PiBB, Mello Yello, diet Mello Yello, Mello Yello Cherry, Fanta flavors, TAB, diet Sprite, sugar free Mr. PiBB, Fresca, Fruitopia, Barq’s Root Beer, diet Barq’s Root Beer, Seagrams’ products, Cool from Nestea, Minute Maid orange and diet Minute Maid orange (the “Allied Beverages”) for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of ten years and is renewable by the Company for an additional ten years at the end of each ten-year period, but is subject to termination in the event of (1) the Company’s insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company’s Bottle Contract covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

Noncarbonated Beverage Contracts.    The Company purchases and distributes certain noncarbonated beverages such as isotonics, teas and juice drinks in finished form from The Coca-Cola Company, and produces, markets and distributes Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Contracts”). The Noncarbonated Beverage Contracts contain provisions that are similar to the Bottle Contracts and Allied Bottle Contracts with respect to authorized containers, planning and related matters, but the Noncarbonated Beverage Contracts also have certain significant differences. Unlike the Bottle Contracts and Allied Bottle Contracts, which grant the Company exclusivity in the distribution of the respective beverages in the territory, the Noncarbonated Beverage Contracts grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to the Company’s right of first refusal, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the Company’s territory where noncarbonated beverages are consumed on-premise, including restaurants. The Coca-Cola Company must pay the Company certain fees in the event of such commissary sales. Also, under the Noncarbonated Beverage Contracts, the Company may not sell other beverages in the same product category. The Coca-Cola Company establishes the pricing the Company must pay for the noncarbonated beverages or, in the case of Dasani, the concentrate. The Coca-Cola Company has no rights under the Noncarbonated Beverage Contracts to establish the resale prices at which the Company sells its products. Each of the Noncarbonated Beverage Contracts has a term of ten or fifteen years and is renewable by the Company for an additional ten years at the end of each term.

Post-mix Rights.    The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups (“post-mix syrup”) of The Coca-Cola Company. In 2002, total post-mix net sales were $60.6 million.

Other Bottling Agreements.    The bottling agreements from most other soft drink franchisers are similar to those described above in that they are renewable at the option of the Company and the franchisers. The price the franchisers may charge for syrup or concentrate is set by the franchisers from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 9% of the Company’s sales for fiscal year 2002. The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisers other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company’s business.

Markets and Production and Distribution Facilities

As of March 1, 2003, the Company held bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is approximately 17.9 million.

As of March 1, 2003, the Company operated in seven principal geographical regions. Certain information regarding each of these markets follows:

1.  North Carolina.    This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas. The region has an estimated population of 7.5 million. A production/distribution facility is located in Charlotte and 17 other distribution facilities are located in the region.

2.  South Carolina.    This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has an estimated population of 3.2 million. There are nine distribution facilities in the region.

3.  South Alabama.    This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has an estimated population of .9 million. A production/distribution facility is located in Mobile and four other distribution facilities are located in the region.

4.  South Georgia.    This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus, Georgia and surrounding areas, and a portion of the Florida Panhandle. This region has an estimated population of 1.1 million. A distribution facility is located in Columbus, Georgia and four other distribution facilities are located in the region.

5.  Middle Tennessee.    This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 2.1 million. A production/distribution facility is located in Nashville and seven other distribution facilities are located in the region.

6.  Western Virginia.    This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.7 million. A production/distribution facility is located in Roanoke and five other distribution facilities are located in the region.

7.  West Virginia.    This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has an estimated population of 1.4 million. There are eight distribution facilities located in the region.

The Company owns 100% of the operations in each of the regions previously listed except for portions of North Carolina and South Carolina that are owned by Piedmont.

On June 1, 1994, the Company executed a management agreement with SAC, a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a ten-year management agreement. Management fees from SAC were $1.3 million, $1.2 million and $1.0 million in 2002, 2001 and 2000, respectively. SAC significantly expanded its operations by adding two PET bottling lines in 1994. The bottling lines supply a portion of the Company’s and Piedmont’s volume requirements for finished products in PET containers. In 1994, the Company executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20 ounce PET product, 2 liter PET product and 3 liter PET product by the Company of approximately $40 million. Purchases from SAC by the Company and Piedmont for finished products were $110 million in each of 2002, 2001 and 2000, respectively.

In addition to producing bottled and canned soft drinks for the Company’s bottling territories, each production facility also produces some products for sale by other Coca-Cola bottlers. With the exception of the Company’s production of soft drink products for Piedmont, this contract production is currently not a material portion of the Company’s total production volume.

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

None of the materials or supplies used by the Company is in short supply, although the supply of specific materials (including plastic bottles which are formulated using petroleum-based products) could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.

Marketing

The Company’s soft drink products are sold and distributed directly by its employees to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2002, approximately 79% of the Company’s physical case volume was sold for future consumption through supermarkets, convenience stores, drug stores and other retail outlets. The remaining volume of approximately 21% was sold for immediate consumption, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer accounted for approximately 10% of the Company’s total sales volume. All of the Company’s sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Product introductions in the last three years include Dasani, Mello Yello Cherry, diet Coke with lemon, Fanta flavors, Vanilla Coke and diet Vanilla Coke. New product introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw materials costs.

After new package introductions in recent years, the Company sells its soft drink products primarily in nonrefillable bottles and cans, in varying proportions from market to market. There may be as many as thirteen different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during 2002 were approximately 51% cans, 48% nonrefillable bottles and 1% pre-mix.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company’s soft drinks. The Coca-Cola Company and Dr Pepper Company (“Beverage Companies”) each have joined the Company in making substantial expenditures in cooperative advertising in the Company’s marketing areas. The Company has benefited from national advertising programs conducted by the Beverage Companies. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company’s soft drink products. Historically, these expenses have been partially offset by marketing funds which the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding in the future.

The substantial outlays which the Company makes for marketing programs are generally regarded as necessary to maintain or increase sales volume, and any significant curtailment of the marketing funding provided by The Coca-Cola Company for marketing programs which benefit the Company could have a material effect on the business and financial results of the Company.

Seasonality

Sales are somewhat seasonal, with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demands during these peak periods. Sales volume can be impacted by weather conditions.

Competition

The soft drink industry is highly competitive. The Company’s competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, as well as similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of private brand soft drinks. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown products. The Company’s products also compete with, among others, noncarbonated beverages and citrus and noncitrus fruit drinks.

The principal methods of competition in the soft drink industry are point-of-sale merchandising, new product introductions, new vending and dispensing equipment, packaging changes, pricing, price promotions, product quality, retail space management, customer service, frequency of distribution and advertising. The Company believes that it is competitive in its territories with respect to each of these methods of competition.

Government Regulation

The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”) and other federal, state and local health agencies. The FDA also regulates the labeling of containers.

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

Employees

As of March 1, 2003, the Company had approximately 5,600 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, was approximately 6,200.

Less than 10% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining contract covering less than 1% of the Company’s employees expires during 2003.

Additional Information

The Company makes available free of charge through its Internet website, www.cokeconsolidated.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information provided on our website is not part of this report, and is therefore not incorporated herein by reference.

Item 2.    Properties

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 59 distribution centers. The Company owns two production/distribution facilities and 49 distribution centers, and leases its corporate headquarters, two other production/distribution facilities and six distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from an affiliate for a ten-year term expiring January 2009. Total rental payments for these facilities were $2.8 million in 2002.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from an affiliate for a ten-year term expiring in December 2010. Rental payments under this lease totaled $2.9 million in 2002. The production/distribution center lease obligation was capitalized at the end of the first quarter of 2002 as the Company received a renewal option to extend the term of the lease, which it expects to exercise.

The Company also leases its 297,500 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2009. Rent expense under this lease totaled $.4 million in 2002.

The Company’s other real estate leases are not material.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The current percentage utilization of the Company’s production centers as of March 1, 2003 was approximately as indicated below:

Production Facilities

Location	Percentage Utilization *
Charlotte, North Carolina	63%
Mobile, Alabama	46%
Nashville, Tennessee	55%
Roanoke, Virginia	64%

*Estimated 2003 production divided by capacity (based on operations of 6 days per week and 16 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from SAC, a 261,000 square foot manufacturing cooperative located in Bishopville, South Carolina.

The Company’s products are transported to distribution facilities for storage pending sale. During 2002 and the first two months of 2003, the Company closed nine distribution facilities, folding their operations into existing distribution facilities. The number of distribution facilities by market area as of March 1, 2003 was as follows:

Distribution Facilities

Region	Number of Facilities
North Carolina	18
South Carolina	9
South Alabama	5
South Georgia	5
Middle Tennessee	8
Western Virginia	6
West Virginia	8

The Company’s distribution facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 3,800 vehicles in the sale and distribution of its soft drink products, of which approximately 1,700 are route delivery trucks. In addition, the Company owns approximately 226,000 soft drink dispensing and vending machines for the sale of its products in its bottling territories.

Item 3.    Legal Proceedings

On August 3, 1999, North American Container, Inc. filed a complaint in the United States District Court for the Northern District of Texas against the Company and 44 other defendants. By its First Amended Complaint filed in April 2000, the plaintiff seeks to enforce United States Reissue Patent No. RIE 36,639 and alleges that the plastic containers used by the Company in connection with the distribution of soft drinks and other products infringe the patent. The Company has notified its suppliers of the lawsuit and has asserted indemnification claims against them. The Company’s suppliers have assumed the defense of the claim pursuant to a written agreement providing for indemnification. The Company’s suppliers are vigorously defending the claim and the Company believes it has meritorious defenses against the imposition of any liability in this action.

There are various other lawsuits and claims pending against the Company arising in the ordinary course of its business. The Company believes that any losses that may arise from these lawsuits or claims will not have a materially adverse result on the financial condition or results of operation of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as a separate item in Part I of this Report.

The following is a list of names and ages of all the executive officers of the Registrant as of March 1, 2003, indicating all positions and offices with the Registrant held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 48, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977, and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Finance Committee and Vice Chairman of the Executive Committee.

JAMES L. MOORE, JR., age 60, is Vice Chairman of the Board of Directors of the Company, a position he was appointed to in January 2001. Prior to that time, Mr. Moore had served as President of the Company since 1987. He has served as a Director of the Company since March 1987. Mr. Moore is Chairman of the Retirement Benefits Committee and a member of the Executive Committee.

WILLIAM B. ELMORE, age 47, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain since July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996. Mr. Elmore is a member of the Executive Committee and the Retirement Benefits Committee.

ROBERT D. PETTUS, JR., age 58, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in January 1997. Mr. Pettus was previously Vice President, Human Resources, a position he held since September 1984.

DAVID V. SINGER, age 47, is Executive Vice President and Chief Financial Officer, a position to which he was appointed in January 2001. He was previously Vice President and Chief Financial Officer, a position he had held since October 1987.

CLIFFORD M. DEAL, III, age 41, is Vice President, Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997. From November 1993 to November 1995 he was Manager of Tax Accounting.

NORMAN C. GEORGE, age 47, is Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

RONALD J. HAMMOND, age 47, is Vice President, Supply Chain, a position he was appointed to in January 2001. Prior to that he was Vice President, Manufacturing, a position he had held since September 1999. Before joining the Company, he was Vice President, Operations, Asia Pacific at Pepsi-Cola International, where he was an employee since 1981.

KEVIN A. HENRY, age 35, is Vice President, Human Resources, a position he has held since February 2001. Prior to joining the Company he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that he was Director, Human Resources, at Office Depot Inc. since December 1994.

UMESH M. KASBEKAR, age 45 is Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

C. RAY MAYHALL, JR., age 55, is Senior Vice President, Sales, a position he was appointed to in September 2001. Prior to that he was Vice President, Distribution and Technical Services, a position he was appointed to in December 1999. Prior to that he was Regional Vice President, Sales, a position he had held since November 1992.

LAUREN C. STEELE, age 48, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

STEVEN D. WESTPHAL, age 48, is Vice President and Controller of the Company, a position he has held since November 1987.

JOLANTA T. ZWIREK, age 47, is Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was Vice President and Chief Technology Officer for Bank One during a portion of 1999. Prior to that, she was a Senior Director in the Information Services organization at McDonald’s Corporation, where she was an employee since 1984.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market® under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock.

	Fiscal Year
	2002		2001
	High	Low	High	Low
First quarter	$50.10	$37.24	$45.13	$36.50
Second quarter	52.09	42.30	41.00	38.06
Third quarter	52.05	41.30	42.24	36.17
Fourth quarter	63.06	46.02	40.95	36.09

The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 2001 and 2002.

Pursuant to the Company’s Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company may be declared and paid, per share, on the Class B Common Stock unless a dividend of an amount greater than or equal to such cash or property or stock has been declared and paid on the Common Stock.

The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 10, 2003, was 3,476 and 12, respectively.

On March 4, 2003, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company’s stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares sold under the plans were issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. During 2002, all 250,000 shares of Common Stock exercisable under the options were sold under the plans. Total proceeds to the Company from the exercise of the stock options under the plans were approximately $7.2 million.

Item 6.    Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended December 29, 2002. The data for the five years ended December 29, 2002 is derived from audited financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Introduction and Recent Developments” section in Item 1 hereof.

Selected Financial Data*

	Fiscal Year **
In Thousands (Except Per Share Data)	2002***	2001	2000 ****	1999	1998
Summary of Operations
Net sales	$1,246,591	$989,188	$969,937	$945,607	$907,575

Cost of sales	667,260	544,528	520,600	534,459	527,565
Selling, general and administrative expenses	404,194	304,565	310,215	275,620	264,177
Depreciation expense	76,075	66,134	64,751	60,567	37,076
Amortization of goodwill and intangibles	2,796	15,296	14,712	13,734	12,972
Restructuring expense				2,232

Total costs and expenses	1,150,325	930,523	910,278	886,612	841,790

Income from operations	96,266	58,665	59,659	58,995	65,785
Interest expense	49,120	44,322	53,346	50,581	39,947
Other income (expense), net	(3,084)	(2,647)	3,522	(3,428)	(2,593)
Minority interest	5,992

Income before income taxes	38,070	11,696	9,835	4,986	23,245
Income taxes	15,247	2,226	3,541	1,745	8,367

Net income	$22,823	$9,470	$6,294	$3,241	$14,878

Basic net income per share	$2.58	$1.08	$.72	$.38	$1.78

Diluted net income per share	$2.56	$1.07	$.71	$.37	$1.75

Cash dividends per share:
Common	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding	8,861	8,753	8,733	8,588	8,365
Weighted average number of common shares outstanding—assuming dilution	8,921	8,821	8,822	8,708	8,495
Year-End Financial Position
Total assets	$1,353,525	$1,064,459	$1,062,097	$1,108,392	$822,702

Portion of long-term debt payable within one year	31	56,708	9,904	28,635	30,115

Current portion of obligations under capital leases	3,960	1,489	3,325	4,483

Long-term debt	807,725	620,156	682,246	723,964	491,234

Obligations under capital leases	42,066	935	1,774	4,468

Stockholders’ equity	32,867	17,081	28,412	30,851	14,198

*	See Management’s Discussion and Analysis and accompanying notes to consolidated financial statements for additional information.
**	All years presented are 52-week years except 1998 which is a 53-week year.
***	On January 2, 2002, the Company purchased an additional interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to more than 50%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method for 2001 and prior years.
****	In September 2000, the Company sold a bottling territory which represented approximately 3% of the Company’s 2000 sales volume.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states, primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. Over the past several years, the Company has expanded its bottling territory primarily throughout the southeastern region of the United States via acquisitions and, combined with internally generated growth, had net sales of over $1.2 billion in 2002.

Acquisitions and Divestitures

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method for 2001 and prior years.

As of December 29, 2002, The Coca-Cola Company owned 27.5% of the Company’s Common Stock and Class B Common Stock on a combined basis and had a 45.349% interest in Piedmont. On March 5, 2003, the Company’s Board of Directors authorized the purchase of 50% of The Coca-Cola Company’s remaining interest in Piedmont for approximately $53.5 million, subject to the completion of a definitive purchase agreement and regulatory approval. This transaction, which is anticipated to close on March 31, 2003, would increase the Company’s ownership interest in Piedmont from 54.651% to slightly more than 77%.

During 2000, the Company sold most of its bottling territory in Kentucky and Ohio to Coca-Cola Enterprises Inc., another Coca-Cola bottler. The territory sold represented approximately 3% of the Company’s 2000 annual sales volume.

New Accounting Pronouncements

Emerging Issues Task Force No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as selling, general and administrative (“S,G&A”) expenses to be reclassified as deductions from net sales. Prior years’ results have been adjusted to reclassify these expenses as a deduction to net sales for comparability with current year presentation. These expenses relate primarily to payments to customers for certain marketing programs. The Company reclassified $22.5 million and $15.6 million for 2001 and 2000, respectively, related to these expenses.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). This interpretation requires additional disclosure for current guarantees and requires that certain guarantees entered into or modified subsequent to December 31, 2002 be reflected in the guarantor’s balance sheet. The Company adopted the provisions of FIN 45 for its fiscal year ended December 29, 2002.

In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities,” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined what effect, if any, the adoption of  FIN 46 will have on the results of operations and financial position of the Company.

Basis of Presentation

The statement of operations and statement of cash flows for the year ended December 29, 2002 and the consolidated balance sheet as of December 29, 2002 include the combined operations of the Company and Piedmont, reflecting the acquisition of an additional interest in Piedmont as previously discussed. Generally accepted accounting principles require that results for the other years presented, including results of operations and cash flows for the fiscal years ended December 30, 2001 and December 31, 2000 and the consolidated balance sheet as of December 30, 2001 be presented on a historical basis with the Company’s investment in Piedmont accounted for under the equity method of accounting. The following management’s discussion and analysis for 2002 compared to 2001 is based on the results for 2002 compared to the comparable consolidated results for the Company and Piedmont for 2001. The 2001 comparable consolidated results for the Company and Piedmont are included in Note 3 to the consolidated financial statements. Comparisons of 2001 to 2000 operating results and financial position are on a historical basis with the Company’s investment in Piedmont accounted for as an equity investment for both years.

The Year in Review

The Company had a very successful year in 2002 with an increase in physical case volume of 3.4%, the introduction of several new products and packages, growth in operating cash flow of approximately 5% and another year of strong cash flow that resulted in debt repayment of approximately $66 million.

Income from operations is reconciled to operating cash flow as follows:

	2002	Unaudited 2001
In Thousands
Income from operations	$96,266	$71,474
Amortization of goodwill and intangibles	2,796	23,810
Depreciation expense	76,075	71,542

Operating cash flow	$175,137	$166,826

The Company believes that operating cash flow is a useful measurement tool that is commonly used in evaluating the financial performance and in business valuation of soft drink bottlers by investors.

Volume growth of 3.4% during 2002 was driven by continued sales growth of Dasani bottled water, the success of our Fridge Pack™ twelve-pack, the introduction of Vanilla Coke, diet Vanilla Coke, diet Cherry Coke, Minute Maid Pink Lemonade and the rollout of Fanta flavors across our territory. This increase in volume for 2002 comes on top of volume growth of 4% in 2001. Net selling price per case increased by slightly less than 1% for the year. The Company’s results in the fourth quarter were not as strong as experienced during the first three quarters of 2002. Unseasonably cold and wet weather throughout much of October and November, a winter ice storm in December that left over a million homes and businesses in our North Carolina and South Carolina territory without power for several days and decreased promotion of our products by two of our largest retail customers negatively impacted fourth quarter volume and operating results.

The Company reported basic net income of $22.8 million or $2.58 per share for 2002 compared with basic net income of $9.0 million or $1.03 per share for 2001. Net income for 2002 was impacted favorably by a $21.0 million pre-tax reduction in amortization expense associated with the adoption of the Statement of Financial

Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and the elimination of an accrual of $2.3 million, net of tax, related to a retirement benefit payable to J. Frank Harrison, Jr., the former Chairman of the Company, who passed away in November 2002. Net income for 2002 was reduced during the fourth quarter by a $1.3 million expense, net of tax, related to the termination of two interest rate hedging agreements. Net income for 2001 was favorably impacted by an income tax benefit of $2.9 million, which resulted from the settlement of certain income tax matters with the Internal Revenue Service.

The Company continued to benefit from declining interest rates and lower debt levels over the course of 2002. The combination of lower interest rates and reduced long-term debt balances contributed to a decline in interest expense of $8.7 million from 2001. Over the past three years, the Company has reduced its debt and capital lease obligations by almost $200 million. The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. The lease obligation was capitalized as the Company received a renewal option to extend the term of the lease, which it expects to exercise. Excluding the impact of the capitalization of this lease, the Company reduced its total debt and capital lease obligations by approximately $66 million during 2002.

Significant Events of Prior Years

On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. The cooperative consists solely of Coca-Cola bottlers. SAC produces bottle and can product for its members. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a ten-year management agreement.

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont at December 30, 2001. As previously noted, on January 2, 2002, the Company increased its ownership interest in Piedmont to 54.651% and The Coca-Cola Company’s ownership in Piedmont was reduced to 45.349%. The results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy could result in the actual useful lives differing from the Company’s current estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life. Factors such as changes in the planned use of manufacturing equipment, vending equipment, transportation equipment, warehouse facilities or software could also result in shortened useful lives.

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Goodwill and Other Intangible Assets

During 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and SFAS No. 142. Adoption of SFAS No. 142 resulted in a reduction of amortization expense in 2002 by approximately $21.0 million on a pre-tax basis for the Company and Piedmont on a comparable basis. As of the beginning of fiscal year 2002, the Company performed an impairment test of its goodwill and intangible assets with indefinite useful lives and concluded that current fair values for recorded goodwill and intangible assets with indefinite lives exceed their respective carrying values. In the future the Company will perform an annual impairment test in the third quarter of each year or earlier if significant impairment indicators arise.

Deferred Tax Assets

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period in which such determination was made. A reduction in the valuation allowance and corresponding credit to income may be required if the likelihood of realizing existing deferred tax assets were to increase.

Pension and Postretirement Benefits Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees who meet eligibility requirements. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover, age at retirement and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company in future periods. In 2002, the discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s nonunion pension plans decreased to 7.00% from 7.25% in 2001 due to declining interest rates for long-term bonds.

The Company sponsors a postretirement health care plan for employees meeting specified qualifying criteria. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability for this plan. These factors include assumptions about the discount rate and the expected growth rate for the cost of health care benefits. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected liability under this plan. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of expense recorded by the Company in future periods. In 2002, the discount rate used in the actuarial estimates for the Company’s postretirement health care plan decreased to 6.75% from 7.25% in 2001 due to declining interest rates for long-term bonds.

RESULTS OF OPERATIONS

2002 Compared to 2001

Net Income

The Company reported basic net income of $22.8 million or $2.58 per share for the fiscal year 2002 compared with basic net income of $9.0 million or $1.03 per share for the fiscal year 2001. Net income for 2002 was impacted favorably by a $21.0 million pre-tax reduction in amortization expense associated with the adoption of SFAS No. 142 and the elimination of an accrual of $2.3 million, net of tax, related to a retirement benefit payable to J. Frank Harrison, Jr., the former Chairman of the Company, who passed away in November 2002. Net income for 2002 was reduced during the fourth quarter by a $1.3 million expense, net of tax, related to the termination of two interest rate hedging agreements. Net income for 2001 was favorably impacted by an income tax benefit of approximately $2.9 million, which resulted from the settlement of certain income tax matters with the Internal Revenue Service.

Net Sales and Gross Margin

The Company’s net sales for 2002 were $1.25 billion, an increase of 4.8% compared to 2001. The increase in net sales was due to an increase in physical case volume of 3.4%, higher sales to other Coca-Cola bottlers and an increase of slightly less than 1% in net selling price per unit compared to 2001. Sales volume of carbonated beverages increased by 2.1% for 2002 over 2001. In addition, the Company continued to experience strong volume growth for its bottled water, Dasani. New packaging, including the Dasani Fridge Pack™, and increased availability in retail outlets contributed to an increase in volume of more than 40% for Dasani during 2002. The Company introduced Vanilla Coke during the second quarter of 2002 and sales results have been very positive. The Company introduced diet Vanilla Coke and diet Cherry Coke during the fourth quarter of 2002. The introduction of these additional options in the cola category led to an increase in total cola volume of approximately 1% in 2002 compared to approximately 3% in 2001. Fanta flavors and Minute Maid Lemonade, introduced in 2002, continued to favorably impact volume growth. The Company introduced Minute Maid Pink Lemonade during the third quarter. POWERade continues to show solid growth with volume increasing by approximately 22% over 2001. Noncarbonated beverages, which include bottled water, juices and isotonics, comprised approximately 10% of the Company’s total sales volume in 2002 compared to approximately 8% in 2001.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2002, approximately 79% of the Company’s physical case volume was sold for future consumption through supermarkets, convenience stores, drug stores and mass merchandisers. The remaining 21% of the Company’s volume was sold for immediate consumption through various cold drink channels. The Company’s largest customer accounted for approximately 10% of the Company’s total sales volume in 2002.

Gross margin increased by 5.7% for 2002. Gross margin as a percentage of net sales increased from 46.1% in 2001 to 46.5% in 2002. The improvement in gross margin as a percentage of net sales reflects modest increases in selling prices in future consumption packages offset by planned decreases in selling prices in immediate consumption packages in certain channels. These changes in selling prices have resulted in growth in revenue per case of slightly less than 1% for the year and have led to favorable shifts in channel mix, which combined with lower cost of sales on a per unit basis, have driven the increase in gross margin.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2003, it is not obligated to do so under the Company’s master bottle contract. Significant decreases in marketing support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company. Marketing funding support includes direct payments to the Company from The Coca-Cola Company and other beverage companies, as well as payments to customers for marketing programs. Total direct payments to the Company combined with payments to customers for marketing programs were $64.1 million in 2002 versus $65.3 million in 2001. In 2002, The Coca-Cola Company offered through its Strategic Growth Initiative an opportunity for the Company to receive additional marketing funding subject to meeting certain volume performance requirements. Under this program, the Company could have received $6.3 million in incremental funding in 2002 as a result of its volume performance. Instead, the Company requested The Coca-Cola Company reinvest $4.0 million of this funding in additional local media and the balance of the funding, or $2.3 million, was received by the Company in cash.

Cost of Sales and Operating Expenses

Cost of sales on a per unit basis decreased by less than 1% in 2002 compared to 2001. Packaging costs decreased slightly compared to the prior year. Increases in other raw material costs have been offset largely by productivity improvements. The Company anticipates that the cost of plastic bottle containers will increase at a rate well above inflation in 2003.

S,G&A expenses for 2002 increased 6.0% from 2001. The increase in S,G&A expenses was primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans), increases in insurance costs, increases in marketing expenses and certain expenses related to the closing of sales distribution facilities. Nonhealth related insurance costs increased by $4.0 million or 37% during 2002. The Company anticipates that due to current market conditions, its costs associated with nonhealth related insurance will increase by approximately 12% in 2003. Costs related to the stock grant award for the Company’s Chairman increased from $1.4 million in 2001 to $2.3 million in 2002, due to the increased price of the Company’s stock during 2002.

Based on the performance of the overall equity markets in 2001 and lower interest rates, pension expense increased from $2.0 million in 2001 to $6.2 million in 2002. Due to continuing weakness in the equity markets in 2002 and a reduction in the anticipated future return on pension plan investments, pension expense will further increase in 2003 to approximately $9.5 million. Claim costs related to the Company’s health care insurance program increased by $3.1 million or 14.1% during 2002. The Company closed eight sales distribution centers during 2002. The Company believes that these distribution center closings will reduce overall costs and improve asset productivity in the future. The Company will continue to evaluate its distribution system in an effort to optimize the process of distributing products to customers.

Depreciation expense in 2002 increased $4.5 million or 6.3% from 2001. The increase was due to amortization of a capital lease for the Company’s Charlotte, North Carolina production/distribution center and the purchase during the second quarter of 2001 of approximately $49 million of cold drink equipment that had previously been leased. The production/distribution center lease obligation was capitalized at the end of the first quarter of 2002 as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The production/distribution lease was previously accounted for as an operating lease. Lease expense in 2002 related to the production/distribution center was $2.9 million. Capital expenditures during 2002 amounted to $57.3 million compared to $101.6 million in 2001. Capital expenditures during 2001 included the purchase of approximately $49 million of leased equipment as previously discussed.

Interest Expense

Interest expense for 2002 of $49.1 million decreased by $8.7 million or 15.0% from 2001. The decrease in interest expense was primarily attributable to lower average interest rates on the Company’s outstanding debt and lower debt balances. Interest expense during the fourth quarter of 2002 included $2.2 million due to the termination of interest rate hedging agreements related to the Company’s long-term debt that was retired early. The Company’s overall weighted average interest rate decreased from an average of 6.5% during 2001 to an average of 5.6% during 2002. Debt and capital lease obligations decreased from $878.4 million at December 30, 2001 to $853.8 million at December 29, 2002. Debt and capital lease obligations at December 29, 2002 include $41.3 million attributable to a lease that was capitalized during the first quarter of 2002.

Excluding the impact of the capitalization of this lease, strong cash flow enabled the Company to repay approximately $66 million in debt and capital lease obligations during 2002.

Other Income (Expense)

Other expense for 2002 was $3.1 million compared to $2.3 million in 2001. The change in other expense from 2001 is primarily due to increased losses on the sale of property, plant and equipment in 2002. The Company recorded a provision for impairment of certain real estate of $.9 million in the fourth quarter of 2001. The impairment charge reflected an adjustment to estimated net realizable value of real estate which was no longer required for the Company’s ongoing operations. Also in 2001, the Company recorded a gain of $1.1 million on the sale of certain corporate transportation equipment and a loan loss provision of $1.6 million related to an outstanding loan of its equity investee, Data Ventures, LLC.

Minority Interest

The Company recorded minority interest of $6.0 million in 2002 compared to $.4 million in 2001 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2002 was due to improved operating results at Piedmont. Piedmont’s operating results were favorably impacted by the reduction in amortization expense associated with the adoption of SFAS No. 142. Amortization expense decreased at Piedmont by $8.4 million in 2002 compared to 2001.

Income Taxes

The effective tax rate for federal and state income taxes was approximately 40% in 2002 versus approximately 19% in 2001. The Company’s income tax rate for 2001 was favorably impacted by the  $2.9 million settlement of certain income tax issues with the Internal Revenue Service. The Company anticipates that in future years, its income tax payments will increase significantly.

2001 Compared to 2000

Net Income

The Company reported basic net income of $9.5 million or $1.08 per share for fiscal year 2001 compared with basic net income of $6.3 million or $.72 per share for fiscal year 2000. Diluted net income per share for

2001 was $1.07 compared to $.71 in 2000. Net income for 2001 was favorably impacted by an income tax benefit of $2.9 million, which resulted from the settlement of certain income tax issues with the Internal Revenue Service during the year. Operating results for 2000 included nonrecurring items that increased net income for the year by $3.6 million. The nonrecurring income items in 2000 included a $5.6 million gain, net of tax, on the sale of bottling territory in Kentucky and Ohio offset partially by a provision for impairment of certain fixed assets of $2.0 million, net of tax.

Net Sales and Gross Margin

The Company’s net sales for 2001 were $1.0 billion, an increase of 2.0% compared to 2000. On a constant territory basis, net sales increased by approximately 4% in 2001 due to an increase in physical case volume of 4% with net selling price relatively unchanged compared to 2000. The growth in the Company’s constant territory physical case volume was attributable to several different items. Sales of carbonated soft drinks were positively impacted by the introduction of new packaging for twelve-pack cans called Fridge Pack™ and line extensions for Mello Yello and diet Coke. On a constant territory basis, volume for the Company’s three largest selling brands, Coca-Cola classic, Sprite and diet Coke, increased during 2001 after volume declines during 2000.

Sales of the Company’s noncarbonated beverages comprised approximately 8% of the Company’s total sales volume in 2001 compared to approximately 6% in 2000. The Company experienced strong volume growth in its bottled water, Dasani. New packaging, including twelve-ounce bottles and multi-packs, contributed to an increase in volume of 52% for Dasani on a constant territory basis over 2000. New packages for POWERade, including twelve-ounce bottles, helped increase volume by 30% over prior year volume.

While the Company’s gross margin as a percentage of net sales declined in 2001 compared to 2000, it was 1.5% higher in 2001 than in 1999. Gross margin as a percentage of net sales increased from 43.5% in 1999 to 46.3% in 2000 and declined to 45.0% in 2001. The decline in the gross margin percentage in 2001 as compared to 2000 was attributable to an increase in cost of sales as a result of higher raw material costs and brand mix.

Marketing funding support, which includes direct payments to the Company from The Coca-Cola Company and other beverage companies as well as payments to customers for marketing programs, was $49.4 million in 2001 as compared to $49.1 million in 2000.

Cost of Sales and Operating Expenses

Cost of sales on a per unit basis increased .9% for the year 2001 compared to 2000. Increases in raw material costs were partially offset by a package mix shift from bottles to cans and improvements in productivity.

S,G&A expenses for 2001 increased by 1.4% over the prior year on a constant territory basis. The increase in S,G&A expenses for 2001 was due primarily to higher employee compensation costs and an increase in sales development costs, offset by a reduction in lease expense resulting from the Company’s purchase of certain assets that were previously leased and increased productivity. S,G&A expenses included an increase in the Company’s allowance for doubtful accounts due to the bankruptcy filing of a large retail customer shortly after the end of fiscal year 2001. The Company produced, sold and delivered 4% more physical cases with 4% fewer employees in 2001.

Depreciation expense in 2001 increased $1.4 million or 2.1% on a reported basis and $1.8 million or 2.7% on a constant territory basis from 2000. The increase was due primarily to the purchase during the second quarter of 2001 of approximately $49 million of cold drink equipment that had previously been leased. This purchase was financed with the Company’s lines of credit. Capital expenditures in 2001 totaled $96.7 million, which included the purchase of approximately $49 million of previously leased equipment as discussed above.

Investment in Piedmont

The Company’s share of Piedmont’s net income in 2001 was $.4 million compared to $2.5 million in 2000. The decrease in income from Piedmont of $2.1 million resulted primarily from an increase in operating expenses. Piedmont’s operating expenses increased by $10.4 million in 2001 due to higher employee compensation costs, an increase in sales development costs and an increase in management fees paid to the Company.

Interest Expense

Interest expense for 2001 of $44.3 million decreased by $9.0 million or approximately 17% from 2000. The decrease in interest expense was attributable to lower average interest rates on the Company’s outstanding debt and lower debt balances. The Company’s overall weighted average interest rate decreased from an average of 7.3% during 2000 to an average of 6.5% during 2001. Debt and capital lease obligations decreased from $697.2 million at December 31, 2000 to $679.3 million at December 30, 2001. Strong cash flow from operations enabled the Company to repay approximately $18 million in debt and purchase approximately $49 million of equipment previously leased.

Other Income (Expense)

Other expense for 2001 was $2.6 million compared to other income of $3.5 million in 2000. The change in other income (expense) from 2000 was primarily due to nonrecurring items in 2000 that included a gain on the sale of bottling territory of $8.8 million, offset partially by a provision for impairment of certain fixed assets of $3.1 million.

Income Taxes

The effective tax rate for federal and state income taxes was approximately 19% in 2001 versus approximately 36% in 2000. The Company’s income tax rate for 2001 was favorably impacted by the  $2.9 million settlement of certain income tax issues with the Internal Revenue Service.

FINANCIAL CONDITION

Total assets increased slightly from $1.347 billion at December 30, 2001 to $1.354 billion at December 29, 2002.

Net working capital, defined as current assets less current liabilities, increased by $138.5 million to $15.1 million at December 29, 2002 from a deficit of $123.4 million at December 30, 2001. The change in working capital was primarily due to a decrease in the current portion of long-term debt of $154.2 million. The Company refinanced its current debt maturities during 2002 with the issuance of senior notes and with borrowings from its revolving credit facility. Other changes in working capital included a decrease in accounts receivable, trade of $4.8 million and a decrease in inventory of $7.2 million, offset by an increase in accounts receivable from The Coca-Cola Company of $8.0 million and an increase in other accounts receivable of $9.4 million. The decrease in accounts receivable, trade resulted from an improvement in the Company’s accounts receivable collections performance combined with lower net sales in the month of December. The increase in accounts receivable from The Coca-Cola Company resulted from a difference in the timing of marketing program settlements. The reduction in inventory levels is primarily due to the focused work on our supply chain. Inventory balances declined in 2002 despite the introduction of several new products and packages. Significant changes in current liabilities included an increase of $4.1 million in accounts payable, trade and an increase in other accrued liabilities of $15.6 million. The increase in other accrued liabilities relates primarily to the timing of customer marketing payments and an increase in the current portion of the Company’s pension liability.

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. As disclosed in Note 16 to the consolidated financial statements, this facility is leased from a related party. The lease obligation was capitalized as the Company received a renewal option to extend the term of the lease, which it expects to exercise.

Debt and capital lease obligations decreased from $878.4 million at December 30, 2001 to $853.8 million at December 29, 2002. Excluding the impact of the capitalization of the lease in the first quarter of 2002, cash flow enabled the Company to repay approximately $66 million in debt and capital lease obligations. The Company has reduced its debt and capital lease obligations by approximately $200 million over the past three years.

The Company recorded a minimum pension liability adjustment of $11.0 million, net of tax, in the fourth quarter of 2001 to reflect the difference between the fair market value of the Company’s nonunion pension plan assets and the accumulated benefit obligation of the plan. The Company recorded an additional adjustment of $9.6 million, net of tax, during 2002 resulting in a cumulative charge to equity of $20.6 million as of December 29, 2002. Contributions to the Company’s pension plans increased from $.3 million in 2001 to $13.5 million in 2002. The Company anticipates contributing approximately $8 million to $10 million to its nonunion pension plans during 2003.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Sources of capital for the Company include operating cash flows, bank borrowings, issuance of public or private debt and the issuance of equity securities. Management believes that the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

If the Company completes the purchase of half of The Coca-Cola Company’s remaining interest in Piedmont for approximately $53.5 million, available sources of financing for this transaction may include the Company’s available lines of credit, its revolving credit facility or public debt.

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 29, 2002:

	Payments Due by Period
	Total	Next 12 Months	Years 2 and 3	Years 4 and 5	After 5 Years
In Thousands
Contractual obligations
Long-term debt	$807,756	$31	$207,645	$100,080	$500,000
Capital lease obligations (1)	46,026	1,120	1,847	1,633	41,426
Operating leases (1)	38,044	6,944	12,125	10,198	8,777

Total contractual obligations	$891,826	$8,095	$221,617	$111,911	$550,203

Other commercial commitments
Guarantees (1)	$34,946	$34,946	$—	$—	$—
Standby letters of credit (1)	8,910	8,910	—	—	—
Sponsorship commitments (1)	20,914	3,090	5,805	5,020	6,999

Total commercial commitments	$64,770	$46,946	$5,805	$5,020	$6,999

(1)	See Note 12 to the consolidated financial statements for additional information.

Investing Activities

Additions to property, plant and equipment during 2002 were $57.3 million. Capital expenditures during 2002 were funded with cash flow from operations and from borrowings under the Company’s available lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases two production facilities and several distribution and administrative facilities.

At the end of 2002, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of bottling territories on an ongoing basis. The Company anticipates that additions to property, plant and equipment in 2003 will be in the range of $70 million to $75 million and plans to fund such additions through cash flows from operations and its available lines of credit. The Company is in the process of initiating an upgrade of its Enterprise Resource Planning (ERP) computer software systems, which is anticipated will take four to five years to complete.

Financing Activities

In November 2002, the Company issued $150 million of ten-year senior notes at a coupon rate of 5.00%. The proceeds from this issuance were used to repay borrowings under the Company’s revolving credit facility and lines of credit, and to repay a $97.5 million term loan for Piedmont. The Company filed an $800 million shelf registration for debt and equity securities in January 1999. The Company has used this shelf registration to issue $250 million of long-term debentures in 1999 and $150 million of senior notes in 2002 as discussed above. The Company currently has $400 million available for use under this shelf registration.

In December 2002, the Company entered into a new three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. This new revolving credit facility replaced the Company’s $170 million facility that expired in December 2002. The new facility contains covenants which establish ratio requirements related to debt, interest expense and cash flow. On December 29, 2002, there were no amounts outstanding under this new facility.

The Company also borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $65 million at December 29, 2002, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. The Company can utilize its $125 million revolving credit facility in the event the lines of credit are not available. The Company had borrowed $37.6 million under its lines of credit as of December 29, 2002. The lines of credit as of December 29, 2002 bore an interest rate of 1.85%.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, its revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus .50%. The Company plans to provide for Piedmont’s future financing requirements under these terms.

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares sold under the plans were issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. All 250,000 shares of Common Stock exercisable under the options were sold under the plans and the Company received proceeds of $7.2 million.

The Company’s income from operations for 2002 was almost two times interest expense. This interest coverage coupled with the stability of the Company’s operating cash flows are two of the key reasons the Company has been rated investment grade by both Moody’s and Standard & Poor’s. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

At December 29, 2002, the Company’s debt ratings were as follows:

Long-Term Debt
Standard and Poor’s	BBB
Moody’s	Baa

There were no changes in these debt ratings from the prior year.

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

Off-Balance Sheet Arrangements

See Note 12 to the consolidated financial statements for details of the Company’s off-balance sheet arrangements.

Interest Rate Hedging

The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s debt level and the potential impact of changes in interest rates on the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes nor does it use leveraged financial instruments.

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements related to long-term debt that was retired early. These swap agreements were accounted for as cash flow hedges. The Company recorded interest expense in the fourth quarter of $2.2 million related to the amounts paid upon termination of these interest rate hedging agreements.

During November 2002, the Company entered into three interest rate swap agreements in conjunction with the issuance of $150 million of senior notes and the refinancing of other Company debt as previously discussed. The new interest rate swap agreements effectively convert $150 million of the Company’s debt from a fixed rate to a floating rate in conjunction with its stated strategy. During December 2002, the Company entered into four forward rate agreements, which fix short-term rates on certain components of the Company’s floating rate debt for periods ranging from three to twelve months. One of these forward rate agreements was accounted for as a cash flow hedge. Three of these forward rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The  mark-to-market adjustment for these forward rate agreements is included as an adjustment to interest expense and was not material in 2002. The Company entered into an additional $50 million, one-year forward rate agreement subsequent to fiscal year end.

In October 2001, the Company terminated two interest rate swaps with a total notional amount of $100 million. The gain of $6.7 million from the termination of these swaps is being amortized as an adjustment to interest expense over the remaining term of the related debt instrument that was being hedged.

During 2002, interest expense was $1.9 million lower due to amortization of the deferred gains on previously terminated interest rate swap agreements. Interest expense will be reduced by the amortization of these deferred gains in 2003 through 2009 as follows: $1.9 million, $1.7 million, $1.5 million, $1.5 million, $1.5 million, $1.5 million and $.6 million, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations as of December 29, 2002 was 5.0% compared to 5.7% at the end of 2001. The Company’s overall weighted average interest rate on its debt and capital lease obligations in 2002 decreased to 5.6% from 6.5% in 2001. Before giving effect to forward rate agreements, approximately 47% of the Company’s debt and capital lease obligations  of $853.8 million as of December 29, 2002 was maintained on a floating rate basis and was subject to changes in short-term interest rates. As a result of the aforementioned forward rate agreements, the Company’s exposure to interest rate movements has been significantly reduced for 2003 and the Company estimates that interest expense for 2003 will approximate $43 million, a reduction of over $6 million from 2002.

An increase in interest rates of 1% in 2002 would have resulted in an increase in interest expense of approximately $2 million on a pre-tax basis.

FORWARD-LOOKING STATEMENTS

This Annual Report to Stockholders, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to: the consolidation of results of operations, financial position and cash flows of Piedmont with those of the Company; the Company’s anticipated purchase of half of The Coca-Cola Company’s remaining interest in Piedmont and financing thereof; increases in pension expense; anticipated return on pension plan investments; the Company’s estimate of interest expense for 2003; anticipated costs associated with nonhealth and health related insurance; the Company’s ability to utilize net operating loss carryforwards; the Company’s belief that other parties to certain contractual arrangements will perform their obligations; potential marketing funding support from The Coca-Cola Company; the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal; sufficiency of financial resources; anticipated additions to property, plant and equipment; expectations regarding future income tax payments; estimated annual purchases under the Company’s aluminum can agreement; the Company’s belief that disposition of certain litigation and claims will not have a material adverse effect; the Company’s expectation of exercising its option to extend certain lease obligations; effects of closing of distribution centers; the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products; the effects of the upgrade of ERP systems; management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders; the Company’s intention to operate in a manner to maintain its investment grade ratings; the Company’s belief that neither SAC or Southeastern Container will fail to fulfill their commitments under their respective debt and lease agreements; providing for Piedmont’s future financing requirements and management’s belief that a trigger event will not occur under the Company’s $170 million term loan agreement. These statements and expectations are based on the current available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition; changes in how significant customers market our products; an inability to meet performance requirements for expected levels of marketing funding support payments from The Coca-Cola Company or other beverage companies; reduced marketing and advertising spending by The Coca-Cola Company or other beverage companies; an inability to meet requirements under bottling contracts; the inability of our aluminum can or PET bottle suppliers to meet our demand; material changes from expectations in the cost of raw materials; higher than expected insurance premiums; lower than anticipated return on pension plan assets; higher than anticipated health care costs; higher than expected fuel prices; unfavorable interest rate fluctuations; terrorist attacks, war or other civil disturbances; changes in financial markets and an inability to meet projections in acquired bottling territories.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks that arise in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for trading purposes. A discussion of the Company’s primary market risk exposure is presented below.

Long-Term Debt and Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed interest rate debt. Borrowings under lines of credit, other variable rate long-term debt and variable rate leases do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of the Company’s debt with a fixed interest rate will increase as interest rates decline and the fair market value of the Company’s debt will decrease as interest rates rise. This exposure to interest rate risk is generally managed by borrowing funds with a variable interest rate or using interest rate swaps to effectively change fixed interest rate borrowings to variable interest rate borrowings. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Before giving effect to forward rate agreements, approximately 47% of the Company’s debt and capital lease obligations of $853.8 million as of December 29, 2002 was subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt and variable rate leases, if market interest rates average 1% more in 2003 than the rates as of December 29, 2002, interest expense for 2003 would increase by $1.0 million. If market interest rates had averaged 1% more in 2002 than the rates at December 30, 2001, interest expense for 2002 would have increased by $2.0 million. These amounts were determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities. This sensitivity analysis assumes that there are no changes in the Company’s financial structure.

Raw Material and Commodity Price Risk

The Company is subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company generally manages this risk by entering into long-term contracts with adjustable prices. The Company has not used derivative commodity instruments in the management of this risk.

Effect of Changing Prices

The principal effect of inflation on the Company’s operating results is to increase costs. Subject to normal competitive market conditions, the Company believes it has the ability to raise selling prices to offset these cost increases over time.

Item 8.    Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2002	2001	2000
In Thousands (Except Per Share Data)
Net sales (includes sales to Piedmont of $71,170 and $69,539 in 2001 and 2000)	$1,246,591	$989,188	$969,937
Cost of sales, excluding depreciation shown below (includes $53,033 and $53,463 in 2001 and 2000 related to sales to Piedmont)	667,260	544,528	520,600

Gross margin	579,331	444,660	449,337

Selling, general and administrative expenses, excluding depreciation shown below	404,194	304,565	310,215
Depreciation expense	76,075	66,134	64,751
Amortization of goodwill and intangibles	2,796	15,296	14,712

Income from operations	96,266	58,665	59,659

Interest expense	49,120	44,322	53,346
Other income (expense), net	(3,084)	(2,647)	3,522
Minority interest	5,992

Income before income taxes	38,070	11,696	9,835
Income taxes	15,247	2,226	3,541

Net income	$22,823	$9,470	$6,294

Basic net income per share	$2.58	$1.08	$.72

Diluted net income per share	$2.56	$1.07	$.71

Weighted average number of common shares outstanding	8,861	8,753	8,733
Weighted average number of common shares outstanding— assuming dilution	8,921	8,821	8,822

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 29, 2002	Dec. 30, 2001
In Thousands (Except Share Data)
ASSETS
Current assets:
Cash	$18,193	$16,912
Accounts receivable, trade, less allowance for doubtful accounts of $1,676 and $1,863	79,548	63,974
Accounts receivable from The Coca-Cola Company	12,992	3,935
Accounts receivable, other	17,001	5,253
Inventories	38,648	39,916
Prepaid expenses and other current assets	4,588	3,068

Total current assets	170,970	133,058

Property, plant and equipment, net	466,840	457,306
Leased property under capital leases, net	44,623	5,383
Investment in Piedmont Coca-Cola Bottling Partnership		60,203
Other assets	58,167	62,451
Franchise rights, net	504,374	261,969
Goodwill, net	101,754	75,376
Other identifiable intangible assets, net	6,797	8,713

Total	$1,353,525	$1,064,459

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

	Dec. 29, 2002	Dec. 30, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Portion of long-term debt payable within one year	$31	$56,708
Current portion of obligations under capital leases	3,960	1,489
Accounts payable, trade	38,303	28,370
Accounts payable to The Coca-Cola Company	9,823	7,925
Other accrued liabilities	72,647	49,169
Due to Piedmont Coca-Cola Bottling Partnership		24,682
Accrued compensation	20,462	17,350
Accrued interest payable	10,649	11,878

Total current liabilities	155,875	197,571

Deferred income taxes	155,964	133,743
Pension and postretirement benefit obligations	37,227	37,203
Other liabilities	58,261	57,770
Obligations under capital leases	42,066	935
Long-term debt	807,725	620,156

Total liabilities	1,257,118	1,047,378

Commitments and Contingencies (Note 12)
Minority interest	63,540

Stockholders’ Equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-9,704,851 and 9,454,651 shares	9,704	9,454
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-3,008,966 and 2,989,166 shares	3,009	2,989
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	95,986	91,004
Retained earnings (accumulated deficit)	6,043	(12,307)
Accumulated other comprehensive loss	(20,621)	(12,805)

	94,121	78,335

Less-Treasury stock, at cost:
Common-3,062,374 shares	60,845	60,845
Class B Common-628,114 shares	409	409

Total stockholders’ equity	32,867	17,081

Total	$1,353,525	$1,064,459

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2002	2001	2000
In Thousands
Cash Flows from Operating Activities
Net income	$22,823	$9,470	$6,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	76,075	66,134	64,751
Amortization of goodwill and intangibles	2,796	15,296	14,712
Deferred income taxes	14,953	888	1,319
Gain on sale of bottling territory			(8,829)
Provision for impairment of property, plant and equipment		947	3,066
Losses on sale of property, plant and equipment	3,381	1,297	2,284
Amortization of debt costs	809	830	938
Amortization of deferred gain related to terminated interest rate swaps	(1,927)	(1,183)	(819)
Undistributed earnings of Piedmont		(417)	(2,514)
Minority interest	5,992
(Increase) decrease in current assets less current liabilities	(5,832)	44,418	(10,002)
(Increase) decrease in other noncurrent assets	12,700	(9,809)	9,164
Increase (decrease) in other noncurrent liabilities	545	(6,010)	3,868
Other	(357)	82	58

Total adjustments	109,135	112,473	77,996

Net cash provided by operating activities	131,958	121,943	84,290

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt	150,000
Repayment of current portion of long-term debt	(251,708)	(2,385)	(26,750)
Proceeds from (repayment of) lines of credit, net	37,600	(12,900)	(33,700)
Cash dividends paid	(8,861)	(8,753)	(8,733)
Principal payments on capital lease obligations	(1,748)	(2,868)	(4,528)
Termination of interest rate swap agreements	(2,229)	6,704	(292)
Debt issuance costs paid	(3,617)
Proceeds from exercise of stock options	7,162
Other	1,214	(230)	(387)

Net cash used in financing activities	(72,187)	(20,432)	(74,390)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(57,317)	(96,684)	(49,168)
Proceeds from the sale of property, plant and equipment	7,506	3,660	16,366
Acquisitions of companies, net of cash acquired	(8,679)		(723)
Proceeds from sale of bottling territory			23,000

Net cash used in investing activities	(58,490)	(93,024)	(10,525)

Net increase (decrease) in cash	1,281	8,487	(625)

Cash at beginning of year	16,912	8,425	9,050

Cash at end of year	$18,193	$16,912	$8,425

Significant non-cash investing and financing activities
Capital lease obligations incurred	$42,180	$456	$1,313
Issuance of Class B Common Stock in connection with stock award	768	757

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
In Thousands
Balance on January 2, 2000	$9,454	$2,969	$107,753	$(28,071)	$—	$(61,254)	$30,851
Net income				6,294			6,294
Cash dividends paid			(8,733)				(8,733)

Balance on December 31, 2000	$9,454	$2,969	$99,020	$(21,777)	$—	$(61,254)	$28,412

Comprehensive income (loss):
Net income				9,470			9,470
Change in fair market value of cash flow hedges, net of tax					4		4
Proportionate share of Piedmont’s accum. other comprehensive loss at adoption of SFAS 133, net of tax					(947)		(947)
Change in proportionate share of Piedmont’s accum. other comprehensive loss, net of tax					(878)		(878)
Minimum pension liability adjustment, net of tax					(10,984)		(10,984)

Total comprehensive income (loss)							(3,335)
Cash dividend paid			(8,753)				(8,753)
Issuance of Class B Common Stock		20	737				757

Balance on December 30, 2001	$9,454	$2,989	$91,004	$(12,307)	$(12,805)	$(61,254)	$17,081
Comprehensive income (loss):
Net income				22,823			22,823
Change in fair market value of cash flow hedges, net of tax					(4)		(4)
Change in proportionate share of Piedmont’s accum. other comprehensive loss, net of tax					1,825		1,825
Minimum pension liability adjustment, net of tax					(9,637)		(9,637)

Total comprehensive income (loss)							15,007
Cash dividends paid			(4,388)	(4,473)			(8,861)
Issuance of Class B Common Stock		20	748				768
Exercise of stock options	250		6,912				7,162
Tax adjustment related to stock options			1,710				1,710

Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Significant Accounting Policies

Coca-Cola Bottling Co. Consolidated (the “Company”) is engaged in the production, marketing and distribution of carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company. The Company operates in portions of 11 states, principally in the southeastern region of the United States.

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

The fiscal years presented are the 52-week periods ended December 29, 2002, December 30, 2001 and December 31, 2000. The Company’s fiscal year ends on the Sunday closest to December 31.

On January 2, 2002, the Company purchased an additional interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to more than 50%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method for 2001 and prior years.

Certain prior year amounts have been reclassified to conform to current year classifications.

The Company’s significant accounting policies are as follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Credit Risk of Trade Accounts Receivable

The Company sells its products to large retail chain stores and other customers and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses or adjustments. The Company’s trade accounts receivable are typically collected within approximately 30 days from the date of sale.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in income.

Software

Certain costs incurred in the development of internal-use software are capitalized. Software is amortized using the straight-line method over its estimated useful life.

Investment in Piedmont Coca-Cola Bottling Partnership

Prior to January 2, 2002, the Company beneficially owned a 50% interest in Piedmont. The Company accounted for its interest in Piedmont using the equity method of accounting. With respect to Piedmont, sales of soft drink products at cost, management fee revenue and the Company’s share of Piedmont’s results from operations were included in “Net sales” for 2001 and 2000. See Note 3 and Note 16 to the consolidated financial statements for additional information.

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont are consolidated with those of the Company beginning in the first quarter of 2002. See Note 3 to the consolidated financial statements for additional information.

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and rewards of ownership are transferred. Appropriate provision is made for uncollectible accounts.

Income Taxes

The Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company’s assets and liabilities. The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized.

Pension and Postretirement Benefit Plans

The Company has a noncontributory pension plan covering substantially all nonunion employees and one noncontributory pension plan covering certain union employees. Costs of the plans are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations. The Company expenses amounts as paid in accordance with union agreements. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service.

Amounts recorded for benefit plans reflect estimates related to future interest rates, investment returns, employee turnover, wage increases and health care costs. The Company reviews all assumptions and estimates on an ongoing basis.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records an additional minimum pension liability, when necessary, for the amount of underfunded pension obligations in excess of accrued pension costs.

Franchise Rights and Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) at the beginning of 2002. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment annually.

Other Identifiable Intangible Assets

Other identifiable intangible assets include customer lists and are amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of other than by sale are classified as held and used until they are disposed of. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Net Income Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available for common stockholders by the weighted average number of Common and Class B Common shares outstanding. Diluted EPS gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.

Derivative Financial Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), which requires that all derivative instruments be recognized in the financial statements at fair value. The adoption of SFAS No. 133 did not have a significant impact on the results of operations, financial position or cash flows during 2001.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of the underlying exposure being hedged; (2) the derivative instrument expires or is sold, terminated or exercised; or (3) the Company determines that designating the derivative instrument as a hedge is no longer appropriate.

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

Marketing Funding Support

The Company directs various marketing programs supported by The Coca-Cola Company or other franchisers. Under these programs, certain costs incurred by the Company are reimbursed by the applicable franchiser. Franchiser funding received by the Company is recognized when performance measures are met or as funded costs are incurred.

(2)    Acquisitions and Divestitures

On September 29, 2000, the Company sold substantially all of its bottling territory in the states of Kentucky and Ohio to Coca-Cola Enterprises Inc. (“CCE”). The Company received cash proceeds of $23.0 million related to the sale of this territory and certain other operating assets. The Company recorded a pre-tax gain of $8.8 million as a result of this sale. The bottling territory sold represented approximately 3% of the Company’s 2000 annual sales volume.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    Investment in Piedmont Coca-Cola Bottling Partnership (Continued)

Summarized financial information for Piedmont was as follows:

	Dec. 29, 2002	Dec. 30, 2001
In Thousands
Current assets	$31,571	$31,116
Noncurrent assets	310,128	309,664

Total assets	$341,699	$340,780

Current liabilities	$23,757	$114,132
Noncurrent liabilities	178,434	106,242

Total liabilities	202,191	220,374
Partners’ equity	139,508	126,294
Accumulated other comprehensive loss		(5,888)

Total liabilities and partners’ equity	$341,699	$340,780

Company’s equity investment		$60,203

	Fiscal Year
	2002	2001	2000
In Thousands
Net sales	$301,333	$282,957	$277,217
Cost of sales	156,244	149,999	144,170

Gross margin	145,089	132,958	133,047
Amortization of goodwill and intangibles		8,410	8,410

Income from operations	24,359	13,330	18,948
Net income	$13,214	$834	$5,028

Company’s equity in net income		$417	$2,514

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    Investment in Piedmont Coca-Cola Bottling Partnership (Continued)

The following financial information includes the 2002 consolidated financial position and results of operations of the Company and includes the comparable 2001 consolidated financial position and results of operations. The 2001 comparable financial information reflects the consolidation of Piedmont’s financial position and results of operations with those of the Company as if the purchase of the additional interest in Piedmont for $10 million had occurred at the beginning of 2001.

Consolidated Statements of Operations

	Fiscal Year
	2002	Unaudited 2001*
In Thousands (Except Per Share Data)
Net sales	$1,246,591	$1,189,577
Cost of sales, excluding depreciation shown below	667,260	641,494

Gross margin	579,331	548,083
Selling, general and administrative expenses, excluding depreciation shown below	404,194	381,257
Depreciation expense	76,075	71,542
Amortization of goodwill and intangibles	2,796	23,810

Income from operations	96,266	71,474
Interest expense	49,120	57,802
Other income (expense), net	(3,084)	(2,313)
Minority interest	5,992	378

Income before income taxes	38,070	10,981
Federal and state income taxes	15,247	1,947

Net income	$22,823	$9,034

Basic net income per share	$2.58	$1.03

Diluted net income per share	$2.56	$1.02

Weighted average number of common shares outstanding	8,861	8,753
Weighted average number of common shares outstanding—assuming dilution	8,921	8,821

*	Certain prior year amounts have been reclassified to conform to current year classifications and include the results of operations of Piedmont as if it were consolidated with that of the Company beginning January 1, 2001.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    Investment in Piedmont Coca-Cola Bottling Partnership (Continued)

Consolidated Balance Sheets

	Dec. 29, 2002	Unaudited Dec. 30, 2001*
In Thousands
Assets
Current Assets:
Cash	$18,193	$18,210
Accounts receivable, trade, net	79,548	84,384
Accounts receivable from The Coca-Cola Company	12,992	5,004
Accounts receivable, other	17,001	7,603
Inventories	38,648	45,812
Prepaid expenses and other current assets	4,588	3,211

Total current assets	170,970	164,224

Property, plant and equipment	842,994	822,096
Less-Accumulated depreciation and amortization	376,154	332,942

Property, plant and equipment, net	466,840	489,154
Leased property under capital leases	47,618	20,424
Less-Accumulated amortization	2,995	10,109

Leased property under capital leases, net	44,623	10,315
Other assets	58,167	68,067
Franchise rights, less accumulated amortization of $156,097 and $156,097	505,374	505,938
Goodwill, less accumulated amortization of $54,438 and $54,438	100,754	100,395
Other identifiable intangible assets, less accumulated amortization of $48,946 and $46,151	6,797	8,713

Total	$1,353,525	$1,346,806

*	Certain prior year amounts have been reclassified to conform to current year classifications and include the financial position of Piedmont as if it were consolidated with that of the Company beginning January 1, 2001.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Dec. 29, 2002	Unaudited Dec. 30, 2001*
In Thousands
Liabilities and Stockholders’ Equity
Current Liabilities:
Portion of long-term debt payable within one year	$31	$154,208
Current portion of obligations under capital leases	3,960	2,466
Accounts payable, trade	38,303	34,214
Accounts payable to The Coca-Cola Company	9,823	8,193
Other accrued liabilities	72,647	56,998
Accrued compensation	20,462	17,946
Accrued interest payable	10,649	13,646

Total current liabilities	155,875	287,671

Deferred income taxes	155,964	157,739
Pension and postretirement benefit obligations	37,227	34,862
Other liabilities	58,261	63,767
Obligations under capital leases	42,066	4,033
Long-term debt	807,725	727,656

Total liabilities	1,257,118	1,275,728

Minority interest	63,540	54,603
Stockholders’ Equity:
Common Stock	9,704	9,454
Class B Common Stock	3,009	2,989
Capital in excess of par value	95,986	91,004
Retained earnings (accumulated deficit)	6,043	(12,743)
Accumulated other comprehensive loss	(20,621)	(12,975)

	94,121	77,729
Less-Treasury stock, at cost:
Common	60,845	60,845
Class B Common	409	409

Total stockholders’ equity	32,867	16,475

Total	$1,353,525	$1,346,806

(4)    Inventories

Inventories were summarized as follows:

	Dec. 29, 2002	Dec. 30, 2001
In Thousands
Finished products	$23,207	$23,637
Manufacturing materials	10,609	11,893
Plastic pallets and other	4,832	4,386

Total inventories	$38,648	$39,916

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Dec. 29, 2002	Dec. 30, 2001	Estimated Useful Lives
In Thousands
Land	$12,670	$11,158
Buildings	113,234	95,338	10-50 years
Machinery and equipment	96,080	93,658	5-20 years
Transportation equipment	143,932	130,016	4-13 years
Furniture and fixtures	39,222	36,350	4-10 years
Vending equipment	362,689	334,975	6-13 years
Leasehold and land improvements	47,312	40,969	5-20 years
Software for internal use	24,439	21,850	3-7 years
Construction in progress	3,416	1,908

Total property, plant and equipment, at cost	842,994	766,222
Less: Accumulated depreciation and amortization	376,154	308,916

Property, plant and equipment, net	$466,840	$457,306

In the fourth quarter of 2001, the Company recorded a provision for impairment of certain real estate for $.9 million, which was classified in “Other income (expense), net.” The impairment charge reflects an adjustment to estimated net realizable value of certain real estate, which was no longer required for the Company’s ongoing operations.

(6)    Leased Property Under Capital Leases

	Dec 29, 2002	Dec 30, 2001	Estimated Useful Lives
In Thousands
Leased property under capital leases	$47,618	$12,265	1-29 years
Less: Accumulated amortization	2,995	6,882

Leased property under capital leases, net	$44,623	$5,383

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. As disclosed in Note 16 to the consolidated financial statements, this facility is leased from a related party. The lease obligation was capitalized as the Company received a renewal option to extend the term of the lease, which it expects to exercise.

(7)    Franchise Rights and Goodwill

	Dec. 29, 2002	Dec. 30, 2001
In Thousands
Franchise rights	$661,471	$353,388
Goodwill	155,192	123,094

Franchise rights and goodwill	816,663	476,482
Less: Accumulated amortization	210,535	139,137

Franchise rights and goodwill, net	$606,128	$337,345

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the provisions of SFAS No. 142 at the beginning of 2002, which resulted in goodwill and intangible assets with indefinite useful lives no longer being amortized. As a result of this adoption, amortization expense in 2002 decreased by $12.6 million. If SFAS No. 142 had been in effect at the beginning of 2000, amortization expense would have decreased by $12.6 million and $12.0 million in 2001 and 2000, respectively.

The significant increase in franchise rights and goodwill in 2002 relates primarily to the consolidation of Piedmont’s financial position with that of the Company beginning in the first quarter of 2002.

(8)    Other Identifiable Intangible Assets

	Dec. 29, 2002	Dec. 30, 2001	Estimated Useful Lives
In Thousands
Customer lists	$55,743	$54,864	3-20 years
Less: Accumulated amortization	48,946	46,151

Other identifiable intangible assets, net	$6,797	$8,713

Amortization expense related to customer lists was $2.8 million, $3.0 million and $2.7 million for 2002, 2001 and 2000, respectively. Amortization expense of customer lists in future years based upon recorded values as of December 29, 2002 will be $2.8 million, $2.7 million, $.5 million, $.2 million and $.1 million for 2003 through 2007, respectively.

(9)    Long-Term Debt

Long-term debt was summarized as follows:

	Maturity	Interest Rate	Interest Paid	Dec. 29, 2002	Dec. 30, 2001
In Thousands
Lines of Credit	2005	1.85%	Varies	$37,600	$
Term Loan Agreement	2004	1.95%	Varies	85,000		85,000
Term Loan Agreement	2005	1.95%	Varies	85,000		85,000
Medium-Term Notes	2002					47,000
Debentures	2007	6.85%	Semi-annually	100,000		100,000
Debentures	2009	7.20%	Semi-annually	100,000		100,000
Debentures	2009	6.38%	Semi-annually	250,000		250,000
Senior Notes	2012	5.00%	Semi-annually	150,000
Other notes payable	2003-2006	5.75%	Quarterly	156		9,864

				807,756		676,864
Less: Portion of long-term debt payable within one year				31		56,708

Long-term debt				$807,725		$620,156

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal maturities of long-term debt outstanding on December 29, 2002 were as follows:

In Thousands
2003	$31
2004	85,025
2005	122,620
2006	80
2007	100,000
Thereafter	500,000

Total long-term debt	$807,756

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $65 million at December 29, 2002, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company intends to renew such borrowings as they mature. To the extent these borrowings and borrowings under the revolving credit facility do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities. On December 29, 2002, $37.6 million was outstanding under these lines of credit. The Company intends to refinance short-term debt maturities with currently available lines of credit.

In December 2002, the Company entered into a new three-year $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. This new revolving credit facility replaced the Company’s $170 million facility that expired in December 2002. The new agreement contains covenants which establish ratio requirements related to debt, interest expense and cash flow. On December 29, 2002, there were no amounts outstanding under this new facility.

On November 21, 2002, the Company issued $150 million of senior notes maturing November 15, 2012 bearing interest at a rate of 5.00% per annum. The Company used the proceeds from this issuance to repay borrowings outstanding under its lines of credit and the Company’s $170 million revolving credit facility, as well as to repay a term loan on behalf of Piedmont.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, the revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus 0.50%. The Company plans to provide for Piedmont’s future financing requirements under these terms.

The Company filed an $800 million shelf registration for debt and equity securities in January 1999. The Company used this shelf registration to issue $250 million of long-term debentures in 1999 and $150 million of senior notes in 2002 as previously discussed. The Company currently has $400 million available for use under this shelf registration.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.0% for its debt and capital lease obligations as of December 29, 2002 compared to 5.7% at

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2001. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.6%, 6.5% and 7.3% for 2002, 2001 and 2000, respectively.

As of December 29, 2002, before giving effect to forward rate agreements, approximately 47% of its debt and capital lease obligations was subject to changes in short-term interest rates. As a result of the forward rate agreements discussed in Note 10 to the consolidated financial statements, the Company’s exposure to interest rate movements has been significantly reduced for 2003. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, annual interest expense for the year ended December 29, 2002 would have increased by approximately $2 million and net income would have been reduced by approximately $1.2 million.

With regards to the Company’s $170 million term loan agreement, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future.

(10)    Derivative Financial Instruments

The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s debt level and the potential impact of changes in interest rates on the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes nor does it use leveraged financial instruments. All of the Company’s outstanding interest rate swap agreements and forward rate agreements are LIBOR-based.

Derivative financial instruments were summarized as follows:

	December 29, 2002		December 30, 2001
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
In Thousands
Interest rate swaps-fixed			$27,000	.95 years
Interest rate swaps-fixed			19,000	.95 years
Interest rate swaps-floating	$50,000	4.92 years
Interest rate swaps-floating	50,000	6.58 years
Interest rate swaps-floating	50,000	9.92 years

	December 29, 2002
	Notional Amount	Start Date	Length of Term
In Thousands
Forward rate agreement-fixed	$50,000	1/02/03	1 year
Forward rate agreement-fixed	50,000	5/01/03	1 year
Forward rate agreement-fixed	50,000	5/15/03	1 year
Forward rate agreement-fixed	50,000	5/30/03	.25 years

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During November 2002, the Company entered into three interest rate swap agreements in conjunction with the issuance of $150 million of senior notes and the refinancing of other Company debt as previously discussed. The new interest rate swap agreements effectively convert $150 million of the Company’s debt from a fixed rate to a floating rate in conjunction with its ongoing debt management strategy. These swap agreements were accounted for as fair value hedges.

During December 2002, the Company entered into a $50 million, three-month forward rate agreement that fixed short-term rates on a portion of the Company’s $170 million term loan. This forward rate agreement was accounted for as a cash flow hedge.

During December 2002, the Company entered into three one-year forward rate agreements which fix short-term rates on certain components of the Company’s floating rate debt for periods of twelve months. The three forward rate agreements as of December 29, 2002 do not meet the criteria set forth in SFAS No. 133 for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for the forward rate agreements is included as an adjustment to interest expense and was not material for 2002.

The Company entered into an additional $50 million, one-year forward rate agreement subsequent to the end of 2002.

In October 2001, the Company terminated two interest rate swaps with a total notional amount of $100 million. These swap agreements were accounted for as fair value hedges. The gain of $6.7 million from the termination of these swaps is being amortized as an adjustment to interest expense over the remaining term of the related debt instrument that was being hedged.

In December 2001, two interest rate swap agreements were entered into with the total notional amount of $46 million. These swap agreements were accounted for as cash flow hedges and expired in December 2002.

In 2002 the Company amortized deferred gains related to previously terminated interest rate swap agreements which reduced interest expense by $1.9 million. Interest expense will be reduced by the amortization of these deferred gains in 2003 through 2009 as follows: $1.9 million, $1.7 million, $1.5 million, $1.5 million, $1.5 million, $1.5 million and $.6 million, respectively.

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements related to certain long-term debt that was retired early. These swap agreements were accounted for as cash flow hedges. As a result of this termination, the Company recorded additional interest expense of $2.2 million.

The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.

(11)    Fair Values of Financial Instruments

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Public Variable Rate Long-Term Debt:    The carrying amounts of the Company’s variable rate borrowings approximate their fair values.

Non-Public Fixed Rate Long-Term Debt:    The fair values of the Company’s fixed rate long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments:    Fair values for the Company’s interest rate swaps and forward rate agreements are based on current settlement values.

The carrying amounts and fair values of the Company’s long-term debt and derivative financial instruments were as follows:

	December 29, 2002		December 30, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In Thousands
Public debt	$600,000	$634,150	$497,000	$493,993
Non-public variable rate long-term debt	207,600	207,600	170,000	170,000
Non-public fixed rate long-term debt	156	156	9,864	9,868
Interest rate swaps and forward rate agreement	(2,023)	(2,023)	(7)	(7)

The fair values of the interest rate swaps and forward rate agreement at December 29, 2002 and December 30, 2001 represent the estimated amounts the Company would have received upon termination of these agreements.

(12)    Commitments and Contingencies

Operating lease payments are charged to expense as incurred. Such rental expenses included in the consolidated statements of operations were $7.4 million, $12.4 million and $15.7 million for 2002, 2001 and 2000, respectively. Amortization of assets recorded under capital leases was included in depreciation expense.

The following is a summary of future minimum lease payments for all capital and operating leases as of December 29, 2002.

	Capital Leases	Operating Leases	Total
In Thousands
2003	$5,327	$6,944	$12,271
2004	5,275	6,243	11,518
2005	5,069	5,882	10,951
2006	5,178	5,118	10,296
2007	5,132	5,080	10,212
Thereafter	149,724	8,777	158,501

Total minimum lease payments	$175,705	$38,044	$213,749

Less: Amounts representing interest	129,679

Present value of minimum lease payments	46,026
Less: Current portion of obligations under capital leases	3,960

Long-term portion of obligations under capital leases	$42,066

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative, from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The contractual minimum annual purchases required from SAC are approximately $40 million. See Note 16 to the consolidated financial statements for additional information concerning SAC.

The Company is also a member of Southeastern Container (“SEC”), a plastic bottle manufacturing cooperative, from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 16 to the consolidated financial statements for additional information concerning SEC.

The Company guarantees a portion of SAC’s and SEC’s debt and lease obligations. On December 29, 2002, these debt and lease guarantees were $34.8 million. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on December 29, 2002 would have been $60.1 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, to adequately mitigate the risk of material loss.

The Company has standby letters of credit, primarily related to its casualty insurance program. On December 29, 2002, these letters of credit totaled $8.9 million.

The Company also has sponsorship commitments for certain prestige properties. The future payments related to these sponsorship commitments as of December 29, 2002 amount to $20.9 million and expire in 2012.

The Company previously entered into a multi-year purchase agreement for its requirements of aluminum cans that expires at the end of 2003. The estimated annual purchases under this agreement are approximately $100 million for 2003.

On August 3, 1999, North American Container, Inc. filed a complaint in the United States District Court for the Northern District of Texas against the Company and 44 other defendants. By its First Amended Complaint filed in April 2000, the plaintiff seeks to enforce United States Reissue Patent No. RIE 36,639 and alleges that the plastic containers used by the Company in connection with the distribution of soft drinks and other products infringe the patent. The Company has notified its suppliers of the lawsuit and has asserted indemnification claims against them. The Company’s suppliers have assumed the defense of the claim pursuant to a written agreement providing for indemnification. The Company’s suppliers are vigorously defending the claim and the Company believes it has meritorious defenses against the imposition of any liability in this action.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)    Income Taxes

The provision for income taxes consisted of the following:

	Fiscal Year
	2002	2001	2000
In Thousands
Current:
Federal	$294	$1,338	$2,222
State

Total current provision	294	1,338	2,222

Deferred:
Federal	13,829	(447)	(1,357)
State	1,124	1,335	2,676

Total deferred provision	14,953	888	1,319

Income tax expense	$15,247	$2,226	$3,541

Current tax expense represents alternative minimum tax (“AMT”). Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Dec. 29, 2002	Dec. 30, 2001
In Thousands
Intangible assets	$103,877	$80,506
Depreciation	100,030	94,955
Investment in Piedmont	25,006	25,202
Other	4,453	18,543

Gross deferred income tax liabilities	233,366	219,206

Net operating loss carryforwards	(53,190)	(60,334)
AMT credits	(15,844)	(17,562)
Deferred compensation	(18,550)	(17,393)
Postretirement benefits	(12,171)	(12,101)
Interest rate swap terminations	(3,884)	(4,748)

Gross deferred income tax assets	(103,639)	(112,138)

Valuation allowance for deferred tax assets	39,945	34,526

Net deferred income tax liabilities	169,672	141,594

Tax benefit of minimum pension liability adjustment	(13,708)	(6,732)
Tax benefit related to Piedmont’s accumulated other comprehensive loss		(1,119)

Deferred income tax liability	$155,964	$133,743

Except for amounts for which a valuation allowance has been provided, the Company believes the other deferred tax assets will be realized primarily through the reversal of existing temporary differences. The valuation allowance of $39.9 million and $34.5 million as of December 29, 2002 and December 30, 2001, respectively, relates to state net operating loss carryforwards.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	Fiscal Year
	2002	2001	2000
In Thousands
Statutory expense	$13,300	$4,094	$3,442
Amortization of franchise and goodwill assets		486	418
State income taxes, net of federal benefit	735	307	548
Valuation allowance change	3,308	(522)	(539)
Favorable tax settlement		(2,850)
Other	(2,096)	711	(328)

Income tax expense	$15,247	$2,226	$3,541

On December 29, 2002, the Company had $12.5 million of federal net operating losses and $15.8 million of AMT credit carryforwards available to reduce future income taxes. The net operating loss carryforwards expire in varying amounts through 2022 while the AMT credit carryforwards have no expiration date.

(14)    Capital Transactions

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares sold under the plans were issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. During 2002, all 250,000 shares of Common Stock exercisable under the options were sold under the plans. Total proceeds to the Company from the exercise of the stock options under the plans were $7.2 million.

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

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the Overall Goal Achievement Factor for the six selected performance indicators used in determining bonuses for all officers under the Company’s Annual Bonus Plan. The Company

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

achieved more than 80% of the Overall Goal Achievement factor in 2002, 2001 and 2000, resulting in compensation expense of $2.3 million, $1.4 million and $1.4 million, respectively.

Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock. There is no trading market for the Company’s Class B Common Stock.

(15)    Benefit Plans

Retirement benefits under the Company’s principal pension plan are based on the employee’s length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plan are based on the projected unit credit actuarial funding method and are limited to the amounts that are currently deductible for income tax purposes.

The following tables set forth a reconciliation of the beginning and ending balances of the projected benefit obligation, a reconciliation of beginning and ending balances of the fair value of plan assets and funded status of the two Company-sponsored pension plans:

	Fiscal Year
	2002	2001
In Thousands
Projected benefit obligation at beginning of year	$102,327	$86,353
Service cost	4,006	3,290
Interest cost	7,305	6,578
Actuarial loss	7,485	8,894
Benefits paid	(3,282)	(2,999)
Other		211

Projected benefit obligation at end of year	$117,841	$102,327

Fair value of plan assets at beginning of year	$80,572	$87,723
Actual return on plan assets	(6,697)	(4,461)
Employer contributions	13,493	309
Benefits paid	(3,282)	(2,999)

Fair value of plan assets at end of year	$84,086	$80,572

	Dec. 29, 2002	Dec. 30, 2001
In Thousands
Funded status of the plans	$(33,755)	$(21,755)
Unrecognized prior service cost	109	21
Unrecognized net loss	48,339	29,116

Net amount recognized	$14,693	$7,382

Accrued benefit liability	$(19,745)	$(10,334)
Prepaid pension cost	109
Accumulated other comprehensive income	34,329	17,716

Net amount recognized in the balance sheet	$14,693	$7,382

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic pension cost for the Company-sponsored pension plans included the following:

	Fiscal Year
	2002	2001	2000
In Thousands
Service cost	$4,006	$3,290	$3,606
Interest cost	7,305	6,578	6,180
Expected return on plan assets	(7,139)	(7,763)	(7,963)
Amortization of prior service cost	(88)	(135)	(133)
Recognized net actuarial loss	2,098	15

Net periodic pension cost	$6,182	$1,985	$1,690

The following table presents significant assumptions used:

	2002	2001
Weighted average discount rate used in determining net periodic pension cost	7.25%	7.75%
Weighted average discount rate used in determining the actuarial present value of the projected benefit obligation	7.00%	7.25%
Weighted average expected long-term rate of return on plan assets	8.00%	9.00%
Weighted average rate of compensation increase	4.00%	4.00%
Measurement date	Nov. 2002	Nov. 2001

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans was $1.3 million, $1.2 million and $1.1 million in 2002, 2001 and 2000, respectively.

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total cost for this benefit in 2002, 2001 and 2000 was $3.8 million, $2.8 million and $3.1 million, respectively.

The Company currently provides employee leasing and management services to SAC. SAC employees participate in the Company’s employee benefit plans.

The Company provides postretirement benefits for substantially all of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. The Company amended certain provisions of this postretirement benefit plan in 2001 and 2002. Under the amended plan, qualifying active employees will be eligible for coverage upon retirement until they become eligible for Medicare (normally age 65), at which time coverage under the plan will cease.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement plan:

	Fiscal Year
	2002	2001
In Thousands
Benefit obligation at beginning of year	$46,060	$47,960
Service cost	403	331
Interest cost	3,238	3,253
Plan participants’ contributions	575	675
Actuarial loss	779	252
Benefits paid	(2,784)	(3,423)
Change in plan provisions		(2,988)

Benefit obligation at end of year	$48,271	$46,060

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,209	2,748
Plan participants’ contributions	575	675
Benefits paid	(2,784)	(3,423)

Fair value of plan assets at end of year	$—	$—

	Dec. 29, 2002	Dec. 30, 2001
In Thousands
Funded status of the plan	$(48,271)	$(46,060)
Unrecognized net loss	20,183	20,559
Unrecognized prior service cost	(2,666)	(2,962)
Contributions between measurement date and fiscal year-end	663	738

Accrued liability	$(30,091)	$(27,725)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
	2002	2001	2000
In Thousands
Service cost	$403	$331	$852
Interest cost	3,238	3,253	2,816
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	1,155	1,106	493
Amortization of prior service cost	(271)	(271)

Net periodic postretirement benefit cost	$4,500	$4,394	$4,136

The weighted average discount rate used to estimate the postretirement benefit obligation was 6.75% and 7.25% as of December 29, 2002 and December 30, 2001, respectively. The measurement dates were September 30, 2002 and September 30, 2001, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2002 was 11% graded down 1% per year to an ultimate rate of 5%. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2001 was 12% graded down 1% per year to an ultimate rate of 5%.

A 1% increase or decrease in this annual cost trend would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:

In Thousands
Impact on	1% Increase	1% Decrease
Postretirement benefit obligation at December 29, 2002	$7,377	$(7,843)
Net periodic postretirement benefit cost in 2002	659	(671)

(16)    Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of December 29, 2002, The Coca-Cola Company had a 27.5% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	2002	2001	2000
In Millions
Payments by the Company for concentrate, syrup, sweetener and other miscellaneous purchases	$292.0	$241.1	$237.3
Payments by the Company for customer marketing programs	50.2	22.8	21.5
Marketing funding support payments to the Company	56.0	22.3	23.3
Payments by the Company for local media	—	4.4	4.8
Local media and presence marketing support provided by The Coca-Cola Company on the Company’s behalf	17.7	6.9	7.4

The significant changes in payments to and from The Coca-Cola Company relate primarily to the consolidation of Piedmont in 2002 and changes in the administration of customer marketing programs, local media and marketing funding support by The Coca-Cola Company.

The Company has a production arrangement with CCE to buy and sell finished products at cost. Sales to CCE under this agreement were $23.6 million, $21.0 million and $20.0 million in 2002, 2001 and 2000, respectively. Purchases from CCE under this arrangement were $20.3 million, $21.0 million and $15.0 million in 2002, 2001 and 2000, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of December 29, 2002, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with a number of other Coca-Cola bottlers, the Company has become a member in Coca-Cola Bottlers’ Sales & Services Company LLC, (the “Sales and Services Company”), which was recently formed for the purposes of facilitating various procurement functions and distributing certain specified beverage products of

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCE is also a member in the Sales and Services Company.

The Company entered into an agreement for consulting services with J. Frank Harrison, Jr., the former Chairman of the Board of Directors of the Company, beginning in 1997. Payments related to the consulting services agreement totaled $183,333, $200,000 and $200,000 in 2002, 2001 and 2000, respectively. J. Frank Harrison, Jr. passed away in November 2002. An accrual of $3.8 million related to a retirement benefit payable to Mr. Harrison, Jr. was eliminated in the fourth quarter of 2002.

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.651%. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during 2002, 2001 and 2000 totaling $55.4 million, $53.0 million and $53.5 million, respectively. The Company received $17.9 million, $17.8 million and $13.6 million for management services pursuant to its management agreement with Piedmont for 2002, 2001 and 2000, respectively.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, the revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus 0.50%. As of December 29, 2002, the Company had loaned $151.8 million to Piedmont. The Company plans to provide for Piedmont’s future financing requirements under these terms.

The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $8.7 million, $11.2 million and $11.0 million in 2002, 2001 and 2000, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to $.2 million each year for all periods presented.

On November 30, 1992, the Company and the previous owner of the Company’s Snyder Production Center in Charlotte, North Carolina, who was unaffiliated with the Company, agreed to the early termination of the Company’s lease. Harrison Limited Partnership One (“HLP”) purchased the property contemporaneously with the termination of the lease, and the Company leased its Snyder Production Center from HLP pursuant to a ten-year lease that was to expire on November 30, 2002. HLP’s sole general partner is a corporation of which the estate of J. Frank Harrison, Jr. is the sole shareholder. HLP’s sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Reid M. Henson, Director of the Company, are co-trustees. On August 9, 2000, a Special Committee of the Board of Directors approved the sale by the Company of property and improvements adjacent to the Snyder Production Center to HLP and a new lease of both the conveyed property and the Snyder Production Center from HLP, which expires on December 31, 2010. The sale closed on December 15, 2000 at a price of $10.5 million. The annual base rent the Company was obligated to pay for its lease of this property is subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. Rental payments for these properties totaled $2.9 million, $3.3 million and $2.9 million in 2002, 2001 and 2000, respectively.

In May 2000, the Company entered into a five-year consulting agreement with Reid M. Henson. Mr. Henson served as a Vice Chairman of the Board of Directors from 1983 to May 2000. Payments in 2002, 2001 and 2000 related to the consulting agreement totaled $350,000, $350,000 and $204,000, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation related to the Company’s headquarters office building. Beacon Investment Corporation’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon Investment Corporation which includes the Company’s headquarters office building and an adjacent office facility. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the Adjusted Eurodollar Rate as the measurement device. Rental payments under this lease totaled $2.8 million, $3.3 million and $3.6 million in 2002, 2001 and 2000, respectively.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $45 million, $50 million and $49 million in 2002, 2001 and 2000, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $14.7 million as of December 29, 2002.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $110 million each year in 2002, 2001 and 2000, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $1.3 million, $1.2 million and $1.0 million in 2002, 2001 and 2000, respectively. Also, the Company has guaranteed a portion of debt for SAC. Such guarantee was $20.1 million as of December 29, 2002.

The Company purchases certain computerized data management products and services related to inventory control and marketing program support from Data Ventures LLC (“Data Ventures”), a Delaware limited liability company. In December 2002, J. Frank Harrison, III contributed his interest in Data Ventures to the Company for no consideration. As a result of this transaction, the Company now holds a 63.75% equity interest in Data Ventures as of December 29, 2002. On September 30, 1997, Data Ventures obtained a $1.9 million unsecured line of credit from the Company. In December 1999, this line of credit was increased to $3.0 million. In July 2001, this line of credit was increased to $4.5 million.

Data Ventures was indebted to the Company for $4.0 million and $3.9 million as of December 29, 2002 and December 30, 2001, respectively. The Company recorded a loan loss provision of $.5 million, $1.6 million and $.2 million in 2002, 2001 and 2000, respectively, related to its outstanding loan to Data Ventures. The total loan loss provision was $2.9 million and $2.4 million as of December 29, 2002 and December 30, 2001, respectively. The Company purchased products and services from Data Ventures for $523,000, $435,000 and $414,000 in 2002, 2001 and 2000, respectively. The results of operations and financial position of Data Ventures were not material to the Company’s consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)    Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Fiscal Year
	2002	2001	2000
In Thousands (Except Per Share Data)
Numerator:
Numerator for basic net income and diluted net income per share	$22,823	$9,470	$6,294
Denominator:
Denominator for basic net income per share—weighted average common shares	8,861	8,753	8,733
Effect of dilutive securities	60	68	89

Denominator for diluted net income per share—adjusted weighted average common shares	8,921	8,821	8,822

Basic net income per share	$2.58	$1.08	$.72

Diluted net income per share	$2.56	$1.07	$.71

(18)    Risks and Uncertainties

Approximately 91% of the Company’s sales are products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 9% of the Company’s sales are products of other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

The Company currently obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its PET bottles from two domestic cooperatives. The inability of either of these aluminum can or PET bottle suppliers to meet the Company’s requirement for containers could result in short-term shortages until alternative sources of supply could be located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. In addition, the cost of aluminum cans and PET bottle containers are subject to change. Material increases in the cost of these containers may result in a reduction in earnings to the extent the Company is not able to increase its selling prices to offset an increase in container costs.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2002, approximately 79% of the Company’s physical case volume was sold for future consumption through supermarkets, convenience stores, drug stores and mass merchandisers. The remaining 21% of the Company’s volume was sold for immediate consumption through various cold drink channels. The Company’s largest customer accounted for approximately 10% of the Company’s total sales volume during 2002.

The Company makes significant expenditures each year on fuel for product delivery. Material increases in the cost of fuel may result in a reduction in earnings to the extent the Company is not able to increase its selling prices to offset an increase in fuel costs.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s nonunion pension liability.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less than 10% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining contract covering less than 1% of the Company’s employees expires during 2003.

Material changes in the performance requirements or decreases in levels of marketing funding historically provided under marketing programs with The Coca-Cola Company and other franchisers, or the Company’s inability to meet the performance requirements for the anticipated levels of such marketing funding support payments, would adversely affect future earnings. The Coca-Cola Company is under no obligation to continue marketing funding at past levels.

Changes in the market value of assets in the Company’s pension plan as well as material changes in interest rates may result in significant changes in net periodic pension cost and the Company contributions to the plan.

Changes in the health care cost trend as well as material changes in interest rates may result in significant changes in postretirement benefit cost.

Changes in the insurance markets may significantly impact insurance premiums, or in certain situations, may impact the Company’s ability to secure insurance coverages.

(19)    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effects of acquisitions and divestitures, were as follows:

	Fiscal Year
	2002	2001	2000
In Thousands
Accounts receivable, trade, net	$4,836	$(1,313)	$(2,294)
Accounts receivable from The Coca-Cola Company	(7,988)	1,445	638
Accounts receivable, other	(9,398)	2,994	5,691
Inventories	7,164	586	712
Prepaid expenses and other assets	(1,377)	10,958	(10,427)
Accounts payable, trade	4,089	6,893	(249)
Accounts payable to The Coca-Cola Company	1,630	4,123	1,456
Other accrued liabilities	(6,321)	5,185	(19,923)
Accrued compensation	3,880	3,906	7,041
Accrued interest payable	(2,347)	1,395	(6,347)
Due to Piedmont		8,246	13,700

(Increase) decrease in current assets less current liabilities	$(5,832)	$44,418	$(10,002)

Cash payments for interest and income taxes were as follows:

	Fiscal Year
	2002	2001	2000
In Thousands
Interest	$52,572	$42,084	$58,736
Income taxes (net of refunds)	3,138	2,673	2,830

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20)    New Accounting Pronouncements

Emerging Issues Task Force No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as selling, general and administrative expenses to be reclassified as deductions from net sales. Prior years’ results have been adjusted to reclassify these expenses as a deduction to net sales for comparability with current year presentation. These expenses relate primarily to payments to customers for certain marketing programs. The Company reclassified $22.5 million and $15.6 million for 2001 and 2000, respectively, related to these expenses.

In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). This interpretation requires additional disclosure for current guarantees and requires that certain guarantees entered into or modified subsequent to December 31, 2002 be reflected in the guarantor’s balance sheet. The Company adopted the provisions of FIN 45 for its fiscal year ended December 29, 2002.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined what effect, if any, the adoption of  FIN 46 will have on the results of operations and financial position of the Company.

(21)    Subsequent Event

On March 5, 2003, the Board of Directors of the Company authorized the purchase of half of The Coca-Cola Company’s remaining interest in Piedmont for approximately $53.5 million, subject to the completion of a definitive purchase agreement and regulatory approval. This transaction, which is anticipated to close on March 31, 2003, would increase the Company’s ownership interest in Piedmont from 54.651% to slightly more than 77%. Available sources of financing this transaction may include the Company’s lines of credit, its revolving credit facility or public debt.

(22)    Quarterly Financial Data (unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended December 29, 2002 and December 30, 2001.

	Quarter
	1	2	3	4
In Thousands (Except Per Share Data)
Year Ended December 29, 2002
Net sales	$283,198	$341,119	$333,047	$289,227
Gross margin	134,582	159,671	153,918	131,160
Net income (loss)	3,378	10,783	9,539	(877)
Basic net income (loss) per share	.39	1.23	1.08	(.10)
Diluted net income (loss) per share	.38	1.21	1.07	(.10)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter
	1	2	3	4
In Thousands (Except Per Share Data)
Year Ended December 30, 2001
Net sales	$223,700	$262,338	$258,600	$244,550
Gross margin	102,899	117,931	115,955	107,875
Net income (loss)	(1,782)	5,009	7,915	(1,672)
Basic net income (loss) per share	(.20)	.57	.90	(.19)
Diluted net income (loss) per share	(.20)	.57	.90	(.19)

Report of Independent Accountants

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to these consolidated financial statements, the Company changed its accounting for goodwill and other intangible assets in 2002.

/S/    PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina

February 13, 2003

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 22 to the financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10.    Directors and Executive Officers of the Company

For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” included as a separate item at the end of Part I of this Report. For information with respect to the directors of the Company, see the “Election of Directors” section of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 4, 2003, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Election of Directors—The Board of Directors and its Committees” sections of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders”, “Election of Directors—Beneficial Ownership of Management” and “Equity Compensation Plans” sections of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the “Certain Transactions” section of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Item 14.    Controls and Procedures

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

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.	List of Documents filed as part of this report.

1.	Financial Statements

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Accountants

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts and Reserves

All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.	Listing of Exhibits:

Exhibit Index

Number	Description	Incorporated by Reference or Filed Herewith

(3.1)	Bylaws of the Company, as amended.	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(3.2)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Registration Statement (No. 33-54657) on Form S-3 as filed on July 20, 1994

(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (No. 2-97822) on Form S-1 as filed on May 31, 1985.

(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A., as Successor, as Trustee.	Filed herewith.

(4.3)	Form of the Company’s 6.85% Debentures due 2007.	Filed herewith.

(4.4)	Loan Agreement dated as of November 20, 1995 between the Company and LTCB Trust Company, as Agent, and other banks named therein.	Filed herewith.

(4.5)	Amendment, dated as of July 22, 1997, to Loan Agreement (designated as Exhibit 4.4), between the Company and LTCB Trust Company, as Agent, and other banks named therein.	Filed herewith.

(4.6)	Form of the Company’s 7.20% Debentures due 2009.	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith

(4.7)	Form of the Company’s 6.375% Debentures due 2009.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999.

(4.8)

Assignment and Release Agreement, dated as of October 6, 1999 (relating to the Loan Agreement designated as Exhibit 4.4), by and between The Long-Term Credit Bank of Japan, Limited and General Electric Capital Corporation.

Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

(4.9)	Second Amendment dated as of February 24, 2000 (to Loan Agreement designated as Exhibit 4.4) by and among the Company and General Electric Capital Corporation, as agent.	Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

(4.10)	Amended and Restated Promissory Note, dated as of November 22, 2002, by and between Piedmont Coca-Cola Bottling Partnership and the Company.	Filed herewith.

(4.11)	$125,000,000 Credit Agreement, dated as of December 20, 2002, between the Company and Citibank, N.A. as Administrative Agent, and other banks named therein.	Filed herewith.

(4.12)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002.

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

(10.1)	Stock Rights and Restrictions Agreement by and between Coca-Cola Bottling Co. Consolidated and The Coca-Cola Company dated January 27, 1989.	Filed herewith.

(10.2)	Description and examples of bottling franchise agreements between the Company and The Coca-Cola Company.	Filed herewith.

(10.3)	Lease, dated as of January 1, 1999, by and between the Company and the Ragland Corporation, related to the production/distribution facility in Nashville, Tennessee.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.4)

Description and example of Deferred Compensation Agreement, dated as of October 1, 1987, between Eligible Employees of the Company and the Company under the Officer’s Split-Dollar Life Insurance Plan. * *

Filed herewith.

(10.5)

Purchase and Sale Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One, related to land adjacent to the Snyder Production Center in Charlotte, North Carolina.

Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Number	Description	Incorporated by Reference or Filed Herewith

(10.6)

Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One, related to the Snyder Production Center in Charlotte, North Carolina and a distribution center adjacent thereto.

Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.7)

Partnership Agreement of Carolina Coca-Cola Bottling Partnership,* dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.

Filed herewith.

(10.8)

Management Agreement, dated as of July 2, 1993, by and among Coca-Cola Bottling Co. Consolidated, Carolina Coca-Cola Bottling Partnership,* CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.

Filed herewith.

(10.9)	First Amendment to Management Agreement designated as Exhibit 10.8, dated as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.10)	Amended and Restated Guaranty Agreement, dated as of July 15, 1993 re: Southeastern Container, Inc.	Filed herewith.

(10.11)	Management Agreement, dated as of June 1, 1994, by and among Coca-Cola Bottling Co. Consolidated and South Atlantic Canners, Inc.	Filed herewith.

(10.12)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Filed herewith.

(10.13)	Guaranty Agreement, dated as of May 18, 2000, between the Company and Wachovia Bank of North Carolina, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(10.14)	Guaranty Agreement, dated as of December 1, 2001, between the Company and Wachovia, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(10.15)	Description of the Company’s 2003 Bonus Plan for officers. * *	Filed herewith.

(10.16)	Retirement and Consulting Agreement, effective as of May 31, 2000, between the Company and Reid M. Henson. * *	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.17)	Agreement to assume liability for postretirement benefits between the Company and Piedmont Coca-Cola Bottling Partnership.	Filed herewith.

(10.18)

Lease Agreement, dated as of January 5, 1999, between the Company and Beacon Investment Corporation, related to the Company’s corporate headquarters and an adjacent office building in Charlotte, North Carolina.

Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

(10.19)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, dated as of January 1, 1998. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

Number	Description	Incorporated by Reference or Filed Herewith

(10.20)

Agreement and Plan of Merger dated as of September 29, 1999, by and among Lynchburg Coca-Cola Bottling Co., Inc., Coca-Cola Bottling Co. Consolidated, LCCB Merger Co., Certain Shareholders of Lynchburg Coca-Cola Bottling Co., Inc. and George M. Lupton, Jr. as the shareholders’ representative.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 1999.

(10.21)	Agreement and Plan of Merger, dated as of March 26, 1999, by and among the Company and Carolina Coca-Cola Bottling Company, Inc.	Annex A to the Company’s Registration Statement (No. 333-75751) on Form S-4.

(10.22)	Restricted Stock Award to J. Frank Harrison, III (effective January 4, 1999). **	Annex A to the Company’s Proxy Statement for the 1999 Annual Meeting.

(10.23)	Can Supply Agreement, dated as of February 22, 2000, between American National Can Company and the Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2002.

(10.24)

Asset Acquisition Agreement, dated as of September 29, 2000, by and among The Coca-Cola Bottling Company of West Virginia, Inc., Coca-Cola Bottling Company of Roanoke, Inc. and Coca-Cola Enterprises Inc.

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000.

(10.25)	Franchise Acquisition Agreement, dated as of September 29, 2000, by and among WVBC, Inc., ROBC, Inc. and Coca-Cola Enterprises Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000.

(10.26)	Guaranty Agreement, dated as of September 29, 2000, between the Company and Coca-Cola Enterprises Inc.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000.

(10.27)	Supplemental Savings Incentive Plan, as amended and restated as of January 1, 2001, between Eligible Employees of the Company and the Company. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(10.28)	Employment Agreement Termination dated as of April 27, 2001, between the Company and James L. Moore, Jr. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001.

(10.29)	Officer Retention Plan (ORP), as amended and restated as of January 1, 2001, between Eligible Employees of the Company and the Company. **	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001.

(10.30)

Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement dated as of January 2, 2002 by and among Piedmont Coca-Cola Bottling Partnership, The Coca-Cola Company and the Company.

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 2, 2002.

(10.31)

Securities Purchase Agreement, dated as of January 2, 2002, by and between Piedmont Partnership Holding Company, a Delaware corporation (KO Subsidiary), and Coca-Cola Ventures, Inc., a Delaware corporation (Consolidated Subsidiary).

Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

Number	Description	Incorporated by Reference or Filed Herewith

(10.32)

Assignment, dated as of January 2, 2002, by and between Piedmont Partnership Holding Company, a Delaware corporation (KO Subsidiary), and Coca-Cola Ventures, Inc., a Delaware corporation (Consolidated Subsidiary).

Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(10.33)

First Amendment to Lease (relating to the Lease Agreement designated as Exhibit 10.3) and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between Ragland Corporation and the Company.

Filed herewith.

(10.34)	Sweetener Sales Agreement, dated as of October 14, 2002, by and between The Coca-Cola Company and the Company.	Filed herewith.

(10.35)

Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, dated as of December 11, 2002, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.

Filed herewith.

(21.1)	List of subsidiaries.	Filed herewith.

(23.1)

Consent of Independent Accountants to Incorporation by Reference into Form S-3 (Registration No. 33-4325), Form S-3 (Registration No. 33-54657), Form S-3 (Registration No. 333-71003) and Form S-8 (Registration No. 333-88130).

Filed herewith.

(99.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Carolina Coca-Cola Bottling Partnership’s name was changed to Piedmont Coca-Cola Bottling Partnership.
**	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

B.	Reports on Form 8-K

On October 30, 2002, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended September 29, 2002.

On November 21, 2002, the Company filed a Current Report on Form 8-K relating to the issuance of $150 million of its 5.00% Senior Notes due 2012.

On March 3, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended December 29, 2002.

On March 6, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s plan to increase its ownership of Piedmont Coca-Cola Bottling Partnership.

C.	Exhibits

See Item 15.A.3

D.	Financial Statement Schedules

See Item 15.A.2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:

Fiscal year ended December 29, 2002	$1,863	$1,190	$1,377	$1,676

Fiscal year ended December 30, 2001	$918	$1,463	$518	$1,863

Fiscal year ended December 31, 2000	$850	$580	$512	$918

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: March 28, 2003	By:	/s/ J. FRANK HARRISON, III
J. Frank Harrison, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 28, 2003

By:	/s/ H.W. MCKAY BELK H.W. McKay Belk	Director	March 28, 2003

By:	/s/ SHARON A. DECKER Sharon A. Decker	Director	March 28, 2003

By:	/s/ WILLIAM B. ELMORE William B. Elmore	President, Chief Operating Officer and Director	March 28, 2003

By:	/s/ REID M. HENSON Reid M. Henson	Director	March 28, 2003

By:	/s/ NED R. MCWHERTER Ned R. McWherter	Director	March 28, 2003

By:	/s/ JAMES L. MOORE, JR. James L. Moore, Jr.	Vice Chairman of the Board of Directors and Director	March 28, 2003

By:	/S/ JOHN W. MURREY, III John W. Murrey, III	Director	March 28, 2003

By:	/S/ CARL WARE Carl Ware	Director	March 28, 2003

By:	/S/ DENNIS A. WICKER Dennis A. Wicker	Director	March 28, 2003

By:	/s/ DAVID V. SINGER David V. Singer	Executive Vice President and Chief Financial Officer	March 28, 2003

By:	/s/ STEVEN D. WESTPHAL Steven D. Westphal	Vice President, Controller and Chief Accounting Officer	March 28, 2003

I, J. Frank Harrison, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Coca-Cola Bottling Co. Consolidated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

By:	/s/ J. FRANK HARRISON, III
J. Frank Harrison, III Chairman of the Board of Directors and Chief Executive Officer

I, David V. Singer, certify that:

1.	I have reviewed this annual report on Form 10-K of Coca-Cola Bottling Co. Consolidated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

By:	/s/ DAVID V. SINGER
David V. Singer Executive Vice President and Chief Financial Officer