Form 10-Q
period 2003-03-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2003-05-12
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2003
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,400,752

PART I – FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited March 30, 2003	Dec. 29, 2002	Unaudited March 31, 2002
ASSETS
Current Assets:
Cash	$7,162	$18,193	$9,172
Accounts receivable, trade, less allowance for doubtful accounts of $1,757, $1,676 and $2,064	79,341	79,548	81,303
Accounts receivable from The Coca-Cola Company	13,134	12,992	15,475
Accounts receivable, other	5,649	17,001	6,385
Inventories	38,469	38,648	40,852
Prepaid expenses and other current assets	9,334	4,588	5,304

Total current assets	153,089	170,970	158,491

Property, plant and equipment, net	462,725	466,840	478,973
Leased property under capital leases, net	44,080	44,623	50,779
Other assets	58,521	58,167	70,729
Franchise rights, net	522,189	505,374	506,277
Goodwill, net	100,754	100,754	100,754
Other identifiable intangible assets, net	10,398	6,797	8,026

Total	$1,351,756	$1,353,525	$1,374,029

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited March 30, 2003	Dec. 29, 2002	Unaudited March 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Portion of long-term debt payable within one year	$39	$31	$147,431
Current portion of obligations under capital leases	3,969	3,960	5,715
Accounts payable, trade	38,617	38,303	35,476
Accounts payable to The Coca-Cola Company	5,227	9,823	4,817
Accrued compensation	11,354	20,462	7,817
Other accrued liabilities	65,543	72,647	68,257
Accrued interest payable	16,577	10,649	15,122

Total current liabilities	141,326	155,875	284,635
Deferred income taxes	156,330	155,964	160,578
Pension and postretirement benefit obligations	39,286	37,227	32,941
Other liabilities	60,248	58,261	60,510
Obligations under capital leases	41,771	42,066	41,811
Long-term debt	845,978	807,725	717,625

Total liabilities	1,284,939	1,257,118	1,298,100

Commitments and Contingencies (Note 14)
Minority interest	31,819	63,540	56,452
Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 9,704,951, 9,704,851 and 9,454,851 shares	9,704	9,704	9,454
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 3,028,866, 3,008,966 and 3,008,966 shares	3,029	3,009	3,009
Capital in excess of par value	97,220	95,986	89,559
Retained earnings (accumulated deficit)	5,189	6,043	(8,929)
Accumulated other comprehensive loss	(18,890)	(20,621)	(12,362)

	96,252	94,121	80,731
Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total stockholders’ equity	34,998	32,867	19,477

Total	$1,351,756	$1,353,525	$1,374,029

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2003	2002
Net sales	$275,200	$271,618
Cost of sales, excluding depreciation shown below	140,306	137,144

Gross margin	134,894	134,474
Selling, general and administrative expenses, excluding depreciation shown below	102,125	96,412
Depreciation expense	19,015	17,985
Amortization of intangibles	698	687

Income from operations	13,056	19,390

Interest expense	10,371	12,140
Other income (expense), net	(199)	(899)
Minority interest	116	759

Income before income taxes	2,370	5,592
Income taxes	963	2,214

Net income	$1,407	$3,378

Basic net income per share	$.16	$.39

Diluted net income per share	$.16	$.38

Weighted average number of common shares outstanding	9,043	8,773

Weighted average number of common shares outstanding-assuming dilution	9,043	8,857

Cash dividends per share
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on December 30, 2001	$9,454	$2,989	$91,004	$(12,307)	$(12,805)	$(61,254)	$17,081
Comprehensive income:
Net income				3,378			3,378
Change in fair market value of cash flow hedges, net of tax					14		14
Change in proportionate share of Piedmont’s accum. other comprehensive loss, net of tax					429		429

Total comprehensive income							3,821
Cash dividends paid			(2,193)				(2,193)
Issuance of Class B Common Stock		20	748				768

Balance on March 31, 2002	$9,454	$3,009	$89,559	$(8,929)	$(12,362)	$(61,254)	$19,477

Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867
Comprehensive income:
Net income				1,407			1,407
Change in fair market value of cash flow hedges, net of tax					1,731		1,731

Total comprehensive income							3,138
Cash dividends paid				(2,261)			(2,261)
Issuance of Class B Common Stock		20	1,234				1,254

Balance on March 30, 2003	$9,704	$3,029	$97,220	$5,189	$(18,890)	$(61,254)	$34,998

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2003	2002
Cash Flows from Operating Activities
Net income	$1,407	$3,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,015	17,985
Amortization of intangibles	698	687
Deferred income taxes	491	1,111
Losses on sale of property, plant and equipment	178	702
Amortization of debt costs	259	186
Amortization of deferred gain related to terminated interest rate swaps	(482)	(482)
Minority interest	116	759
Increase in current assets less current liabilities	(5,990)	(288)
(Increase) decrease in other noncurrent assets	249	(3,235)
Increase (decrease) in other noncurrent liabilities	3,279	(3,076)
Other	70	(3)

Total adjustments	17,883	14,346

Net cash provided by operating activities	19,290	17,724

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt	100,000
Payment of long-term debt	(50,000)
Payment of current portion of long-term debt	(39)	(56,708)
Proceeds from (payment of) lines of credit, net	(11,700)	49,900
Cash dividends paid	(2,261)	(2,193)
Payments on capital lease obligations	(286)	(471)
Debt issuance costs paid	(864)
Proceeds from interest rate lock agreements	3,135
Other	(752)	179

Net cash provided by (used in) financing activities	37,233	(9,293)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(14,286)	(7,716)
Proceeds from the sale of property, plant and equipment	232	247
Acquisitions of companies, net	(53,500)	(8,702)

Net cash used in investing activities	(67,554)	(16,171)

Net decrease in cash	(11,031)	(7,740)
Cash at beginning of period	18,193	16,912

Cash at end of period	$7,162	$9,172

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,254	$768
Capital lease obligations incurred		41,620

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

The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form

10-K for the year ended December 29, 2002 filed with the Securities and Exchange Commission. See Note 17 for new accounting pronouncements.

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

Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The excess of the purchase price over the net book value of the interest of Piedmont acquired was $4.4 million and was recorded principally as an addition to franchise rights and other identifiable intangible assets. The Company’s investment in Piedmont had been accounted for using the equity method in 2001 and prior years.

On March 28, 2003, the Company purchased half of The Coca-Cola Company’s remaining interest in Piedmont for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont from 54.651% to 77.326%. The excess of the purchase price over the net book value of the interest of Piedmont

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

acquired was $21.1 million and has been recorded principally as an addition to franchise rights and other identifiable intangible assets.

Summarized financial information for Piedmont was as follows:

In Thousands	March 30, 2003	Dec. 29, 2002	March 31, 2002
Current assets	$31,077	$31,571	$33,660
Noncurrent assets	309,840	310,128	309,659

Total assets	$340,917	$341,699	$343,319

Current liabilities	$30,693	$23,757	$117,753
Noncurrent liabilities	170,460	178,434	101,685

Total liabilities	201,153	202,191	219,438
Partners’ equity	139,764	139,508	127,968
Accumulated other comprehensive loss			(4,087)

Total liabilities and partners’ equity	$340,917	$341,699	$343,319

		First Quarter
In Thousands		2003	2002
Net sales		$64,148	$63,154
Cost of sales		32,148	30,626

Gross margin		32,000	32,528
Income from operations		2,344	4,646
Net income		$256	$1,674

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories

Inventories were summarized as follows:

In Thousands	March 30, 2003	Dec. 29, 2002	March 31, 2002
Finished products	$25,898	$23,207	$28,580
Manufacturing materials	7,399	10,609	7,229
Plastic pallets and other	5,172	4,832	5,043

Total inventories	$38,469	$38,648	$40,852

4. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	March 30, 2003	Dec. 29, 2002	March 31, 2002	Estimated Useful Lives
Land	$12,670	$12,670	$13,058
Buildings	113,634	113,234	114,773	10-50 years
Machinery and equipment	95,420	96,080	93,009	5-20 years
Transportation equipment	144,907	143,932	138,441	4-13 years
Furniture and fixtures	39,623	39,222	38,253	4-10 years
Vending equipment	365,498	362,689	356,415	6-13 years
Leasehold and land improvements	49,433	47,312	45,945	5-20 years
Software for internal use	25,835	24,439	22,302	3-7 years
Construction in progress	6,661	3,416	3,822

Total property, plant and equipment, at cost	853,681	842,994	826,018
Less: Accumulated depreciation and amortization	390,956	376,154	347,045

Property, plant and equipment, net	$462,725	$466,840	$478,973

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

5. Leased Property Under Capital Leases

In Thousands	March 30, 2003	Dec. 29, 2002	March 31, 2002	Estimated Useful Lives
Leased property under capital leases	$47,618	$47,618	$60,761	1-29 years
Less: Accumulated amortization	3,538	2,995	9,982

Leased property under capital leases, net	$44,080	$44,623	$50,779

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. This facility is leased from a related party. The lease obligation was capitalized as the Company received a renewal option to extend the term of the lease, which it expects to exercise.

6. Franchise Rights and Goodwill

In Thousands	March 30, 2003	Dec. 29, 2002	March 31, 2002
Franchise rights	$678,286	$661,471	$662,374
Goodwill	155,192	155,192	155,192

Franchise rights and goodwill	833,478	816,663	817,566
Less: Accumulated amortization	210,535	210,535	210,535

Franchise rights and goodwill, net	$622,943	$606,128	$607,031

The Company adopted the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” at the beginning of 2002, which resulted in goodwill and intangible assets with indefinite useful lives no longer being amortized. The Company will perform an annual impairment test in the third quarter of each year or earlier if significant impairment indicators arise.

7. Other Identifiable Intangible Assets

In Thousands	March 30, 2003	Dec. 29, 2002	March 31, 2002	Estimated Useful Lives
Customer lists	$60,042	$55,743	$54,864	3-20 years
Less: Accumulated amortization	49,644	48,946	46,838

Other identifiable intangible assets, net	$10,398	$6,797	$8,026

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Long-Term Debt

Long-term debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	March 30, 2003	Dec. 29, 2002	March 31, 2002
Lines of Credit	2005	1.86%	Varies	$25,900	$37,600	$19,900
Revolving Credit	2005		Varies			30,000
Term Loan Agreement	2004	1.95%	Varies	35,000	85,000	85,000
Term Loan Agreement	2005	1.95%	Varies	85,000	85,000	85,000
Term Loan Agreement	2002		Varies			97,500
Term Loan Agreement	2003		Varies			97,500
Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	100,000	100,000	100,000
Debentures	2009	6.38%	Semi-annually	250,000	250,000	250,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000
Other notes payable	2003 – 2006	5.75%	Varies	117	156	156

				846,017	807,756	865,056
Less: Portion of long-term debt payable within one year				39	31	147,431

Long-term debt				$845,978	$807,725	$717,625

.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Long-Term Debt (cont.)

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $65 million at March 30, 2003, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. On March 30, 2003, $25.9 million was outstanding under these lines of credit. The Company intends to refinance short-term maturities with currently available lines of credit. To the extent that these borrowings do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

In December 2002, the Company entered into a three-year $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. This new revolving credit facility replaced the Company’s $170 million facility that expired in December 2002. The new facility contains covenants, which establish ratio requirements related to debt, interest expense and cash flow. On March 30, 2003, there were no amounts outstanding under this new facility.

In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. The Company has used this shelf registration to issue long-term debt including $250 million in 1999, $150 million in 2002 and $100 million in March 2003. The Company currently has $300 million available for use under this shelf registration.

In November 2002, the Company issued $150 million of ten-year senior notes at a coupon rate of 5.00%. The proceeds from this issuance were used to repay borrowings under the Company’s revolving credit facility and lines of credit, and to loan amounts to Piedmont to enable it to repay a $97.5 million term loan. In March 2003, the Company issued $100 million of twelve-year senior notes at a coupon rate of 5.30%. The proceeds from this issuance were used to purchase an additional interest in Piedmont for $53.5 million and repay a portion of the Company’s $170 million term loan, reducing the amount outstanding under the term loan to $120 million at March 30, 2003.

With regards to the Company’s $120 million term loan agreement that matures in 2004 and 2005, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, its revolving credit facility and available cash flow. Piedmont pays the

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Company interest on the loan at the Company’s average cost of funds plus 0.50%. The Company plans to provide for Piedmont’s future financing requirements under these terms.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.0%, 5.0% and 5.4% for its debt and capital lease obligations as of March 30, 2003, December 29, 2002 and March 31, 2002, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.1% for the first quarter of 2003 compared to 5.5% for the first quarter of 2002.

Before giving effect to the forward rate agreements discussed in Note 9 to the consolidated financial statements, approximately 38% of the Company’s debt and capital lease obligations of $891.8 million was subject to changes in short-term interest rates as of March 30, 2003. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, interest expense for the first quarter ended March 30, 2003 would have increased by approximately $.8 million and net income would have been reduced by approximately $.5 million.

During the first quarters of 2003 and 2002, interest expense was lower due to amortization of the deferred gain on previously terminated interest rate swap agreements by approximately $.5 million in each period.

9. Derivative Financial Instruments

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

Derivative financial instruments were summarized as follows:

	March 30, 2003		December 29, 2002		March 31, 2002
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps – fixed					$27,000	.7 years
Interest rate swaps – fixed					19,000	.7 years
Interest rate swaps – fixed					40,000	.2 years
Interest rate swaps – fixed					90,000	1.2 years
Interest rate swaps – floating	$50,000	4.67 years	$50,000	4.92 years
Interest rate swaps – floating	50,000	6.33 years	50,000	6.58 years
Interest rate swaps – floating	50,000	9.67 years	50,000	9.92 years

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Derivative Financial Instruments (cont.)

	March 30, 2003			December 29, 2002
In Thousands	Notional Amount	Start Date	Length of Term	Notional Amount	Start Date	Length of Term
Forward rate agreement – fixed	$50,000	1/02/03	1 year	$50,000	1/02/03	1 year
Forward rate agreement – fixed	50,000	5/01/03	1 year	50,000	5/01/03	1 year
Forward rate agreement – fixed	50,000	5/15/03	1 year	50,000	5/15/03	1 year
Forward rate agreement – fixed	50,000	5/30/03	3 months	50,000	5/30/03	3 months
Forward rate agreement – fixed	50,000	5/30/03	1 year

During November 2002, the Company entered into three interest rate swap agreements in conjunction with the issuance of $150 million of senior notes and the refinancing of other Company debt as previously discussed. The interest rate swap agreements effectively convert $150 million of the Company’s debt from fixed to floating rate in conjunction with its ongoing debt management strategy. These swap agreements were accounted for as fair value hedges.

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements related to long-term debt that was retired early. These swap agreements were accounted for as cash flow hedges. The Company recorded interest expense in the fourth quarter of $2.2 million related to the amounts paid upon termination of these interest rate swap agreements.

The Company has entered into five forward rate agreements, which fix short-term rates on certain components of the Company’s floating rate debt for periods ranging from three to twelve months. Two of these forward rate agreements have been accounted for as cash flow hedges. The other three forward rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these forward rate agreements was an increase to interest expense of approximately $.4 million during the first quarter of 2003.

In conjunction with the issuance of $100 million 5.30% Senior Notes in March 2003, the Company entered into certain interest rate agreements to hedge the issuance price. These interest rate agreements have been accounted for as cash flow hedges. The Company received $3.1 million from these cash flow hedges upon settlement, which has been recorded in other comprehensive income, net of tax, and will be amortized as a reduction of interest expense over the life of the related senior notes.

The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate nonperformance by the other parties.

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

Derivative Financial Instruments

Fair values for the Company’s interest rate swaps are based on estimated current settlement values.

The carrying amounts and fair values of the Company’s long-term debt and derivative financial instruments were as follows:

	March 30, 2003		December 29, 2002		March 31, 2002
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt	$700,000	$744,954	$600,000	$634,150	$450,000	$441,990
Non-public variable rate long-term debt	145,900	145,900	207,600	207,600	414,900	414,900
Non-public fixed rate long-term debt	117	117	156	156	156	156
Interest rate swaps and forward rate agreements	(1,372)	(1,372)	(2,023)	(2,023)	4,056	4,056

The fair values of the interest rate swaps and forward rate agreements at March 30, 2003 and December 29, 2002 represent the estimated amounts the Company would have received upon termination of these agreements. The fair values of the interest rate swaps at March 31, 2002 represent the estimated amounts the Company would have paid upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Income Taxes

The provision for income taxes consisted of the following:

In Thousands	March 30, 2003	March 31, 2002
Current:
Federal	$472	$1,103
State

Total current provision	472	1,103

Deferred:
Federal	354	827
State	137	284

Total deferred provision	491	1,111

Income tax expense	$963	$2,214

Current tax expense represents alternative minimum tax.

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

In Thousands	March 30, 2003	March 31, 2002
Statutory expense	$830	$1,957
State income taxes, net of federal benefit	89	185
Other	44	72

Income tax expense	$963	$2,214

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisitions, were as follows:

	First Quarter
In Thousands	2003	2002
Accounts receivable, trade, net	$207	$3,081
Accounts receivable, The Coca-Cola Company	(142)	(10,470)
Accounts receivable, other	11,352	1,218
Inventories	179	4,960
Prepaid expenses and other current assets	(4,746)	(2,092)
Accounts payable, trade	314	1,262
Accounts payable, The Coca-Cola Company	(4,596)	(3,376)
Other accrued liabilities	(6,632)	11,768
Accrued compensation	(7,854)	(8,765)
Accrued interest payable	5,928	2,126

Increase in current assets less current liabilities	$(5,990)	$(288)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	First Quarter
In Thousands (Except Per Share Data)	2003	2002
Numerator:
Numerator for basic net income per share and diluted net income per share	$1,407	$3,378
Denominator:
Denominator for basic net income per share – weighted average common shares	9,043	8,773
Effect of dilutive securities – stock options	—	84

Denominator for diluted net income per share – adjusted weighted average common shares	9,043	8,857

Basic net income per share	$.16	$.39

Diluted net income per share	$.16	$.38

14. Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $40.0 million, $34.8 million and $45.8 million as of March 30, 2003, December 29, 2002 and March 31, 2002, respectively. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on March 30, 2003 would have been $59.8 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, to adequately mitigate the risk of material loss.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with legal counsel, that the ultimate disposition of these claims will not

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

15. Capital Transactions

On March 4, 2003, the Compensation Committee of the Board of Directors determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company’s stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

16. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of March 30, 2003, The Coca-Cola Company had a 27.4% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

In Millions	First Quarter 2003	First Quarter 2002
Payments by the Company for concentrate, syrup, sweetener and other miscellaneous purchases	$61.6	$60.4
Payments by the Company for customer marketing programs	12.3	11.2
Marketing funding support payments to the Company	13.1	12.6
Payments by the Company for local media	—	—
Local media and presence marketing funding support provided by The Coca-Cola Company	2.7	3.1

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $5.5 million and $5.2 million in the first quarter of 2003 and the first quarter of 2002, respectively. Purchases from CCE under this arrangement were $4.6 million and $4.5 million in the first quarter of 2003 and the first quarter of 2002, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of March 30, 2003, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased an additional 4.651% interest in

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Related Party Transactions (cont.)

Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.651%. On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership to 77.326%. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during the first quarter of 2003 and the first quarter of 2002 totaling $12.6 million and $12.3 million, respectively. The Company received $3.9 million and $4.1 million for management services pursuant to its management agreement with Piedmont for the first quarter of 2003 and the first quarter of 2002, respectively.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, the revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus 0.50%. As of March 30, 2003, the Company had loaned $144.0 million to Piedmont. The Company plans to provide for Piedmont’s future financing requirements under these terms.

The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $2.1 million and $2.5 million in the first quarter of 2003 and the first quarter of 2002, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $50,000 each period for all periods presented.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $10.5 million and $11.1 million in the first quarter of 2003 and the first quarter of 2002, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $17.3 million as of March 30, 2003.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $25.9 million and $23.2 million in the first quarter of 2003 and the first quarter of 2002, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $.2 million and $.3 million in the first quarter of 2003 and the first quarter of 2002, respectively. Also, the Company has guaranteed a portion of debt for SAC. Such guarantee was $22.7 million as of March 30, 2003.

17. New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” (“EITF 02-16”) addressing the recognition and income statement classification of various consideration given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore should be characterized as a reduction of cost of sales when

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

recognized in the customer’s income statement, unless certain criteria are met. EITF 02-16 is effective for the first quarter of 2003. Previously, the Company classified marketing funding support received from The Coca-Cola Company and other beverage companies as an adjustment to net sales. In accordance with EITF 02-16, the Company classified marketing funding support as a reduction of cost of sales for the first quarter of 2003. Prior year amounts have been reclassified to conform to the current year presentation.

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. The Company believes that the provisions of FIN 46 will not have any impact on the Company’s results of operations or financial position at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction:

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

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont to 77.326%.

As of March 30, 2003, The Coca-Cola Company owned 27.4% of the Company’s Common Stock and Class B Common Stock on a combined basis and had a 22.674% interest in Piedmont.

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated unaudited financial statements and the accompanying footnotes along with the cautionary forward-looking statements at the end of this section.

Basis of Presentation

The statement of operations, statement of cash flows and the consolidated balance sheet include the combined operations of the Company and its majority owned subsidiaries. Minority interest includes The Coca-Cola Company’s interest in Piedmont, which was 45.349% for the first quarters of both 2003 and 2002.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” (“EITF 02-16”) addressing the recognition and income statement classification of various consideration given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer’s income statement, unless certain criteria are met. EITF 02-16 is effective for the first quarter of 2003. Previously, the Company classified marketing funding support received from The Coca-Cola Company and other beverage companies as an adjustment to net sales. In accordance with EITF

02-16, the Company classified marketing funding support as a reduction of cost of sales for the first quarter of 2003. Prior year amounts have been reclassified to conform to the current year presentation.

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. The Company believes that the provisions of FIN 46 will not have any impact on the Company’s results of operations or financial position at this time.

Discussion of Critical Accounting Policies and Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended December 29, 2002 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in any of these critical accounting policies during the first quarter of 2003, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the first quarter of 2003.

Overview:

The following discussion presents management’s analysis of the results of operations for the first quarter of 2003 compared to results for the first quarter of 2002 and changes in financial condition from March 31, 2002 and December 29, 2002 to March 30, 2003. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year due to seasonal factors.

The Company reported net income of $1.4 million or $.16 per share for the first quarter of 2003 compared with net income of $3.4 million or $.39 per share for the same period in 2002. Operating results for the first quarter of 2003 included physical case volume growth of approximately 1% and net revenue per case that was approximately equivalent to the prior year. The decline in net income was primarily a result of flat gross margin and an increase in selling, general and administrative (“S,G&A”) expenses of approximately 6%. Gross margin was impacted by lower sales in our cold drink channels due to unseasonably cold and wet weather during much of the first quarter of 2003 and the movement of the Easter holiday from the first quarter in 2002 to the second quarter in 2003. S,G&A expense increases were primarily driven by increased employment costs, increased property and casualty insurance costs and increased fuel costs. Lower interest rates and reduced debt balances resulted in a decrease in interest expense from the first quarter of 2002 of approximately $1.8 million.

Results of Operations:

The Company’s operations for the first quarter of 2003 reflected an increase in net sales of approximately 1% over the prior year. The increase reflects higher volume in supermarkets offset by lower volume in convenience stores and other cold drink channels. Physical case volume for the quarter increased by approximately 1%. Gross margin as a percentage of net sales declined to 49.0% in the first quarter of 2003 from 49.5% for the same period in 2002. The decrease in gross margin as a percentage of net sales primarily reflects an unfavorable shift in the Company’s channel mix during the first quarter due to adverse weather conditions and the movement of the Easter holiday from the first quarter in 2002 to the second quarter in 2003.

The Company’s carbonated soft drink volume was unchanged in the first quarter of 2003 from the same period in the prior year. Noncarbonated beverage volume grew by almost 13%, led by Dasani bottled water which increased nearly 20% over the first quarter of 2002. Continuing its recent practice of introducing new products and packaging in response to consumer demand, the Company will introduce Sprite Remix, a new offering in the lemon-lime category, during the second quarter of 2003. This follows the successful introduction of Vanilla Coke and diet Vanilla Coke in 2002. The Company expects to introduce new packaging in its territory during the balance of 2003.

Cost of sales on a per unit basis was approximately even in the first quarter of 2003 compared to the same period in 2002. Modest increases in raw material costs were offset by a reduction in manufacturing labor and overhead costs on a per unit basis. The Company anticipates that the cost of PET containers will increase significantly during the second quarter of 2003 due to expected increases in raw material costs.

As previously discussed, the Company adopted the provisions of EITF 02-16 at the beginning of 2003. As a result, the Company has recorded marketing funding support from The Coca-Cola Company and other beverage companies as a reduction in cost of sales. Prior year marketing funding support was reclassified from net sales to cost of sales to conform to the current year presentation.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2003, it is not obligated to do so under the Company’s master bottle contract. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company. Total marketing funding support from The Coca-Cola Company and other beverage companies, which include direct payments to the Company as well as payments to customers for marketing programs, was $14.9 million and $14.7 million in the first quarters of 2003 and 2002, respectively. In 2002, The Coca-Cola Company offered through its Strategic Growth Initiative an opportunity for the Company to receive additional marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $1.6 million and $.3 million as a reduction in cost of sales related to the Strategic Growth Initiative during the first quarters of 2003 and 2002, respectively.

S,G&A expenses for the first quarter of 2003 increased approximately 6% from the first quarter of 2002. The increase was primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans), property and casualty insurance costs and fuel costs. Based on the performance of the Company’s pension plan investments and lower interest rates, pension expense will increase from $6.2 million in 2002 to approximately $9.5 million in 2003. Nonhealth related insurance costs increased by $1.4 million or 39% over the first quarter of 2002. Fuel costs were approximately $.6 million higher in the first quarter of 2003.

Depreciation expense increased approximately $1.0 million for the first quarter of 2003 compared to the first quarter of 2002. The increase in depreciation expense in the first quarter was primarily related to amortization of a capital lease for the Company’s Charlotte, North Carolina production/distribution center. The lease obligation was capitalized at the end of the first quarter of 2002 as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The lease was previously accounted for as an operating lease. The Company anticipates that additions to property, plant and equipment in 2003 will be in the range of $70 million to $75 million and plans to fund such additions through cash flows from operations and its available credit facilities. Additions to property, plant and equipment during 2002 were $57.3 million. The Company is in the process of initiating an upgrade of its Enterprise Resource Planning (ERP) computer software systems, which is anticipated will take four to five years to complete.

Interest expense of $10.4 million decreased by $1.8 million or almost 15% from the first quarter of 2002. The decrease is attributable to lower average interest rates on the Company’s outstanding debt and lower debt balances. The Company’s overall weighted average interest rate on debt and capital lease obligations was 5.1% during the first quarter of 2003 as compared to 5.5% in the first quarter of 2002.

The Company’s effective income tax rates for the first quarters of 2003 and 2002 were 40.6% and 39.6%, respectively. The Company’s first quarter 2003 effective tax rate reflects expected fiscal year 2003 earnings. The Company’s effective income tax rate for the remainder of 2003 is dependent upon operating results and may change if the results for the year are different from current expectations.

Changes in Financial Condition:

Working capital decreased $3.3 million from December 29, 2002 and increased by $137.9 million from March 31, 2002 to March 30, 2003. The significant change from March 31, 2002 was due to the refinancing of approximately $147 million of debt, which was included as short-term at the end of the first quarter of 2002. The short-term debt was refinanced using proceeds from the issuance of long-term debt, as discussed more fully below.

Working capital decreased by $3.3 million from December 29, 2002 to March 30, 2003. The more significant changes included declines in cash of $11.0 million and accounts receivable, other of $11.4 million offset by decreases in other accrued liabilities of $7.1 million and accrued compensation of $9.1 million. The decline in accounts receivable, other is due to the receipt of life insurance proceeds of $6.8 million and a refund of estimated federal income taxes of $1.7 million. These life insurance proceeds related to certain policies covering J. Frank Harrison, Jr., the former Chairman of the Board of Directors of the Company, who passed away in November 2002. The receipt of these proceeds had no impact on the results of operations for the first quarter of 2003. The decline in accrued compensation reflects payments under the Company’s incentive plans in March 2003.

Capital expenditures in the first quarter of 2003 were $14.3 million compared to $7.7 million in the first quarter of 2002.

The Company’s outstanding debt and capital lease obligations declined to $891.8 million at March 30, 2003 from $912.6 million at March 31, 2002. Total debt and capital lease obligations as of March 30, 2003 include $53.5 million related to the purchase of an additional interest in Piedmont on March 28, 2003, as previously discussed. As of March 30, 2003, the Company’s debt and capital lease obligations had a weighted average interest rate of approximately 5.0%. Before giving effect to forward rate agreements discussed below, approximately 38% of the Company’s debt and capital lease obligations of $891.8 million as of March 30, 2003 was maintained on a floating rate basis and was subject to changes in short-term interest rates. As a result of the aforementioned forward rate agreements, the Company’s exposure to interest rate movements has been significantly reduced for 2003. Including the estimated interest expense related to debt incurred for the additional ownership in Piedmont, the Company estimates that interest expense for 2003 will approximate $44 million, a reduction of approximately $5 million from 2002.

In December 2002, the Company entered into a three-year $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. This new revolving credit facility replaced the Company’s $170 million facility that expired in December 2002. The new facility contains covenants, which establish ratio requirements related to debt, interest expense and cash flow. On March 30, 2003, there were no amounts outstanding under this new facility.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $65 million at March 30, 2003, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. The Company can utilize its $125 million revolving credit facility in the event the lines of credit are not available. As of March 30, 2003, the Company had $25.9 million outstanding under its lines of credit at an interest rate of 1.86%.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, interest expense for the first quarter of 2003 would have increased by approximately $.8 million and net income would have been reduced by approximately $.5 million.

In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. The Company has used this shelf registration to issue long-term debt, including $250 million in 1999, $150 million in 2002 and $100 million in March 2003. The Company currently has $300 million available for use under this shelf registration.

In November 2002, the Company issued $150 million of ten-year senior notes at a coupon rate of 5.00%. The proceeds from this issuance were used to repay borrowings under the Company’s revolving credit facility and lines of credit, and to loan amounts to Piedmont to enable it to repay a $97.5 million term loan. In March 2003, the Company issued $100 million of twelve-year senior notes at a coupon rate of 5.30%. The proceeds from this issuance were used to purchase an additional interest in Piedmont for $53.5 million and repay a portion of the Company’s $170 million term loan, reducing the amount outstanding under the term loan to $120 million at March 30, 2003.

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

With regard to the Company’s $120 million term loan agreement, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur.

At March 30, 2003, the Company’s debt ratings were as follows:

Long-Term
Debt
Standard & Poor’s	BBB
Moody’s	Baa

There were no changes in these debt ratings from the prior year. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, its Chairman of the Board of Directors and Chief Executive Officer, effective January 1, 2003 under a restricted stock award plan that provides for annual awards of such shares subject to meeting certain performance criteria. The performance criteria were met with respect to fiscal year 2002.

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

The Company has entered into five forward rate agreements, which fix short-term rates on certain components of the Company’s floating rate debt for periods ranging from three to twelve months. Two of these forward rate agreements have been accounted for as cash flow hedges. The other three forward rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these forward rate agreements was an increase to interest expense of approximately $.4 million during the first quarter of 2003.

In conjunction with the issuance of $100 million 5.30% Senior Notes in March 2003, the Company entered into certain interest rate agreements to hedge the issuance price. These interest rate agreements have been accounted for as cash flow hedges. The Company received $3.1 million from these cash flow hedges upon settlement, which has been recorded in other comprehensive income, net of tax, and will be amortized as a reduction of interest expense over the life of the related senior notes.

During the first quarters of 2003 and 2002, interest expense was lower due to amortization of the deferred gain on previously terminated interest rate swap agreements by approximately $.5 million in each period.

FORWARD-LOOKING STATEMENTS

This Quarterly Report to Stockholders on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to: increases in pension expense; anticipated return on pension plan investments; the Company’s estimate of interest expense for 2003; anticipated costs associated with nonhealth related insurance; potential marketing funding support from The Coca-Cola Company; sufficiency of financial resources; anticipated additions to property, plant and equipment and financing, therefore; the Company’s belief that disposition of certain litigation and claims will not have a material adverse effect; the Company’s expectation of exercising its option to extend certain lease obligations; the effects of the upgrade of ERP systems; management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders; the Company’s intention to operate in a manner to maintain its investment grade ratings; the Company’s intention to provide for Piedmont’s future financing requirements; the Company’s belief that parties to certain contractual obligations will perform their obligations under the contracts; the Company’s plans to introduce Sprite Remix; the Company’s plans to introduce new packaging during the balance of 2003; the Company’s beliefs regarding the costs of PET containers and management’s belief that a trigger event will not occur under the Company’s term loan agreement. These statements and expectations are based on the current available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition; changes in how significant customers market our products; an inability to meet performance requirements for expected levels of marketing funding support payments from The Coca-Cola Company or other beverage companies; reduced marketing and advertising spending by The Coca-Cola Company or other beverage companies; an inability to meet requirements under bottling contracts; the inability of our aluminum can or PET bottle suppliers to meet our demand; material changes from expectations in the cost of raw materials; higher than expected insurance premiums; lower than anticipated return on pension plan assets; higher than anticipated health care costs; higher than expected fuel prices; unfavorable interest rate fluctuations; terrorist attacks, war or other civil disturbances; changes in financial markets and an inability to meet projections in acquired bottling territories.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

4.1	Limited Waiver and Consent dated March 25, 2003 by and between the Company and General Electric Capital Corporation, as Agent to the Loan Agreement dated November 20, 1995.

4.2	Fourth Amendment to Partnership Agreement dated as of March 28, 2003 by and among Piedmont Coca-Cola Bottling Partnership, The Coca-Cola Company and the Company.

4.3

Securities Purchase Agreement dated as of March 28, 2003 by and between Piedmont Partnership Holding Company, a Delaware corporation (KO Subsidiary), and Coca-Cola Ventures, Inc., a Delaware corporation (a subsidiary of the Company).

4.4	Assignment dated as of March 28, 2003 by and between Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.

4.5

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

On March 27, 2003, the Company filed a Current Report on Form 8-K relating to the issuance of $100 million of its 5.30% Senior Notes due 2015.

On March 31, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s purchase of an additional interest in Piedmont Coca-Cola Bottling Partnership from The Coca-Cola Company for $53.5 million.

On April 25, 2003, the Company filed a Current Report of Form 8-K relating to the announcement of the Company’s financial results for the period ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO.CONSOLIDATED (REGISTRANT)

Date: May 12, 2003	By:	/s/ DAVID V. SINGER
David V. Singer Principal Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer

I, J. Frank Harrison, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ J. FRANK HARRISON, III
J. Frank Harrison, III
Chairman of the Board of Directors and Chief Executive Officer

I, David V. Singer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ DAVID V. SINGER
David V. Singer
Executive Vice President and Chief Financial Officer