Form 10-Q
period 2003-06-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2003-08-11
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 29, 2003
Commission File Number	0-9286

COCA-COLA BOTTLING CO. CONSOLIDATED

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2003
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,400,752

PART I—FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2003	2002	2003	2002
Net sales	$318,165	$329,512	$593,365	$601,130
Cost of sales, excluding depreciation shown below	164,505	170,068	304,811	307,212

Gross margin	153,660	159,444	288,554	293,918
Selling, general and administrative expenses, excluding depreciation shown below	106,789	106,757	208,914	203,169
Depreciation expense	19,282	18,857	38,297	36,842
Amortization of intangibles	767	686	1,465	1,373

Income from operations	26,822	33,144	39,878	52,534

Interest expense	10,916	11,877	21,287	24,017
Other income (expense), net	(246)	(650)	(445)	(1,549)
Minority interest	1,142	2,764	1,258	3,523

Income before income taxes	14,518	17,853	16,888	23,445
Income taxes	2,618	7,070	3,581	9,284

Net income	$11,900	$10,783	$13,307	$14,161

Basic net income per share	$1.32	$1.23	$1.47	$1.61

Diluted net income per share	$1.32	$1.21	$1.47	$1.60

Weighted average number of common shares outstanding	9,043	8,784	9,043	8,779

Weighted average number of common shares outstanding-assuming dilution	9,043	8,880	9,043	8,869

Cash dividends per share
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited June 29, 2003	Dec. 29, 2002	Unaudited June 30, 2002
ASSETS

Current Assets:
Cash	$7,272	$18,193	$8,667
Accounts receivable, trade, less allowance for doubtful accounts of $1,854, $1,676 and $1,951	84,858	79,548	93,548
Accounts receivable from The Coca-Cola Company	12,586	12,992	15,729
Accounts receivable, other	2,770	17,001	5,610
Inventories	40,114	38,648	42,020
Prepaid expenses and other current assets	8,565	4,588	7,404

Total current assets	156,165	170,970	172,978

Property, plant and equipment, net	461,707	466,840	472,790
Leased property under capital leases, net	44,342	44,623	48,532
Other assets	60,912	58,167	73,376
Franchise rights, net	520,672	504,374	505,253
Goodwill, net	101,754	101,754	101,754
Other identifiable intangible assets, net	9,631	6,797	7,340

Total	$1,355,183	$1,353,525	$1,382,023

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited June 29, 2003	Dec. 29, 2002	Unaudited June 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Portion of long-term debt payable within one year	$39	$31	$215,631
Current portion of obligations under capital leases	4,091	3,960	4,777
Accounts payable, trade	38,083	38,303	42,257
Accounts payable to The Coca-Cola Company	8,229	9,823	6,646
Accrued compensation	12,904	20,462	11,570
Other accrued liabilities	76,748	72,647	82,261
Accrued interest payable	11,962	10,649	11,140

Total current liabilities	152,056	155,875	374,282
Deferred income taxes	158,874	155,964	164,485
Pension and postretirement benefit obligations	39,286	37,227	30,893
Other liabilities	60,248	58,261	61,133
Obligations under capital leases	42,182	42,066	42,123
Long-term debt	825,078	807,725	620,125

Total liabilities	1,277,724	1,257,118	1,293,041

Commitments and Contingencies (Note 14)

Minority interest	32,832	63,540	59,356

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 9,704,951, 9,704,851 and 9,497,916 shares	9,704	9,704	9,498
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 3,028,866, 3,008,966 and 3,008,996 shares	3,029	3,009	3,009
Capital in excess of par value	97,220	95,986	88,843
Retained earnings	14,828	6,043	1,854
Accumulated other comprehensive loss	(18,900)	(20,621)	(12,324)

	105,881	94,121	90,880
Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total stockholders’ equity	44,627	32,867	29,626

Total	$1,355,183	$1,353,525	$1,382,023

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on December 30, 2001	$9,454	$2,989	$91,004	$(12,307)	$(12,805)	$(61,254)	$17,081
Comprehensive income:
Net income				14,161			14,161
Change in fair market value of cash flow hedges, net of tax					(48)		(48)
Change in proportionate share of Piedmont’s accum. other comprehensive loss, net of tax					529		529

Total comprehensive income							14,642
Cash dividends paid			(4,388)				(4,388)
Class B Common Stock issued related to stock award		20	748				768
Exercise of stock options	44		1,191				1,235
Deferred tax adjustments related to exercise of stock options			288				288

Balance on June 30, 2002	$9,498	$3,009	$88,843	$1,854	$(12,324)	$(61,254)	$29,626

Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867
Comprehensive income:
Net income				13,307			13,307
Change in fair market value of cash flow hedges, net of tax					1,721		1,721

Total comprehensive income							15,028
Cash dividends paid				(4,522)			(4,522)
Class B Common Stock issued related to stock award		20	1,234				1,254

Balance on June 29, 2003	$9,704	$3,029	$97,220	$14,828	$(18,900)	$(61,254)	$44,627

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Half
	2003	2002
Cash Flows from Operating Activities
Net income	$13,307	$14,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	38,297	36,842
Amortization of intangibles	1,465	1,373
Deferred income taxes	3,581	4,670
Losses on sale of property, plant and equipment	399	1,685
Amortization of debt costs	536	354
Amortization of deferred gain related to terminated interest rate swap agreements	(964)	(964)
Minority interest	1,258	3,523
Decrease in current assets less current liabilities	1,180	10,616
Increase in other noncurrent assets	(2,307)	(5,663)
Increase (decrease) in other noncurrent liabilities	3,380	(7,058)
Other	(160)	(394)

Total adjustments	46,665	44,984

Net cash provided by operating activities	59,972	59,145

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt	100,000
Payment of long-term debt	(50,000)
Payment of current portion of long-term debt	(39)	(154,208)
Proceeds from (payment of) lines of credit and revolving credit facility, net	(32,600)	118,100
Cash dividends paid	(4,522)	(4,388)
Payments on capital lease obligations	(631)	(996)
Debt issuance costs paid	(979)
Proceeds from settlement of forward rate agreements	3,135
Proceeds from exercise of stock options		1,235
Other	(406)	133

Net cash provided by (used in) financing activities	13,958	(40,124)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(32,838)	(21,482)
Proceeds from the sale of property, plant and equipment	533	2,895
Acquisition of companies, net	(52,546)	(8,679)

Net cash used in investing activities	(84,851)	(27,266)

Net decrease in cash	(10,921)	(8,245)
Cash at beginning of period	18,193	16,912

Cash at end of period	$7,272	$8,667

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock related to stock award	$1,254	$768
Capital lease obligations incurred	879	41,620

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

Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The excess of the purchase price over the net book value of the interest in Piedmont acquired was $4.4 million and was recorded principally as an addition to franchise rights and other identifiable intangible assets. The Company’s investment in Piedmont had been accounted for using the equity method in 2001 and prior years.

On March 28, 2003, the Company purchased half of The Coca-Cola Company’s remaining interest in Piedmont for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont from 54.651% to 77.326%. The excess of the purchase price over the net book value of the interest in Piedmont

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

2. Piedmont Coca-Cola Bottling Partnership

acquired was $21.5 million and has been recorded principally as an addition to franchise rights and other identifiable intangible assets.

Summarized financial information for Piedmont was as follows:

In Thousands	June 29, 2003	Dec. 29, 2002	June 30, 2002
Current assets	$36,131	$31,571	$37,990
Noncurrent assets	310,539	310,128	310,529

Total assets	$346,670	$341,699	$348,519

Current liabilities	$37,219	$23,757	$122,510
Noncurrent liabilities	164,648	178,434	95,727

Total liabilities	201,867	202,191	218,237
Partners’ equity	144,803	139,508	134,062
Accumulated other comprehensive loss			(3,780)

Total liabilities and partners’ equity	$346,670	$341,699	$348,519

		First Half
In Thousands		2003	2002
Net sales		$142,200	$143,600
Cost of sales		71,416	70,727

Gross margin		70,784	72,873
Income from operations		9,624	13,118
Net income		$5,294	$7,768

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories

Inventories were summarized as follows:

In Thousands	June 29, 2003	Dec. 29, 2002	June 30, 2002
Finished products	$29,038	$23,207	$29,948
Manufacturing materials	6,159	10,609	7,103
Plastic pallets and other	4,917	4,832	4,969

Total inventories	$40,114	$38,648	$42,020

4. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	June 29, 2003	Dec. 29, 2002	June 30, 2002	Estimated Useful Lives
Land	$12,871	$12,670	$12,947
Buildings	114,314	113,234	114,213	10-50 years
Machinery and equipment	94,953	96,080	93,840	5-20 years
Transportation equipment	150,295	143,932	138,885	4-13 years
Furniture and fixtures	40,011	39,222	38,720	4-10 years
Vending equipment	369,645	362,689	355,443	6-13 years
Leasehold and land improvements	49,626	47,312	47,277	5-20 years
Software for internal use	22,852	24,439	22,790	3-7 years
Construction in progress	12,423	3,416	3,864

Total property, plant and equipment, at cost	866,990	842,994	827,979
Less: Accumulated depreciation and amortization	405,283	376,154	355,189

Property, plant and equipment, net	$461,707	$466,840	$472,790

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

5. Leased Property Under Capital Leases

In Thousands	June 29, 2003	Dec. 29, 2002	June 30, 2002	Estimated Useful Lives
Leased property under capital leases	$48,497	$47,618	$56,892	1-29 years
Less: Accumulated amortization	4,155	2,995	8,360

Leased property under capital leases, net	$44,342	$44,623	$48,532

6. Franchise Rights and Goodwill

In Thousands	June 29, 2003	Dec 29, 2002	June 30, 2002
Franchise rights	$677,769	$661,471	$662,350
Goodwill	155,192	155,192	155,192

Franchise rights and goodwill	832,961	816,663	817,542
Less: Accumulated amortization	210,535	210,535	210,535

Franchise rights and goodwill, net	$622,426	$606,128	$607,007

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles Assets,” at the beginning of 2002, which resulted in goodwill and intangible assets with indefinite useful lives no longer being amortized. The Company will perform an annual impairment test in the third quarter of each year or earlier if significant impairment indicators arise.

7. Other Identifiable Intangible Assets

In Thousands	June 29, 2003	Dec. 29, 2002	June 30, 2002	Estimated Useful Lives
Customer lists	$60,042	$55,743	$54,864	3-20 years
Less: Accumulated amortization	50,411	48,946	47,524

Other identifiable intangible assets, net	$9,631	$6,797	$7,340

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Long-Term Debt

Long-term debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	June 29, 2003	Dec. 29, 2002	June 30, 2002

Lines of Credit	2005	1.65%	Varies	$5,000	$37,600	$18,100

Revolving Credit	2005		Varies			100,000

Term Loan Agreement	2004	1.70%	Varies	35,000	85,000	85,000

Term Loan Agreement	2005	1.70%	Varies	85,000	85,000	85,000

Term Loan Agreement	2003		Varies			97,500

Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000

Debentures	2009	7.20%	Semi-annually	100,000	100,000	100,000

Debentures	2009	6.38%	Semi-annually	250,000	250,000	250,000

Senior Notes	2012	5.00%	Semi-annually	150,000	150,000

Senior Notes	2015	5.30%	Semi-annually	100,000

Other notes payable	2003-2006	5.75%	Varies	117	156	156

				825,117	807,756	835,756
Less: Portion of long-term debt payable within one year				39	31	215,631

Long-term debt				$825,078	$807,725	$620,125

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Long-Term Debt

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $65 million at June 29, 2003, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. On June 29, 2003, $5.0 million was outstanding under these lines of credit. The Company intends to refinance short-term maturities with currently available lines of credit. To the extent that these borrowings do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

In December 2002, the Company entered into a new three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. This new revolving credit facility replaced the Company’s $170 million facility that expired in December 2002. The new facility contains covenants, which establish ratio requirements related to debt, interest expense and cash flow. On June 29, 2003, there were no amounts outstanding under this new facility.

In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. The Company has used this shelf registration to issue $250 million in debentures in 1999, $150 million in senior notes in 2002 and $100 million in senior notes in 2003. The Company currently has $300 million available for use under this shelf registration.

In November 2002, the Company issued $150 million of ten-year senior notes at a coupon rate of 5.00%. The proceeds from this issuance were used to repay borrowings under the Company’s revolving credit facility and lines of credit, and to loan amounts to Piedmont to enable it to repay a $97.5 million term loan. In March 2003, the Company issued $100 million of twelve-year senior notes at a coupon rate of 5.30%. The proceeds from this issuance were used to purchase an additional interest in Piedmont for $53.5 million and repay a portion of the Company’s $170 million term loan, reducing the amount outstanding under the term loan to $120 million.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Long-Term Debt (cont.)

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.0% for its debt and capital lease obligations in each of June 29, 2003, December 29, 2002 and June 30, 2002. The Company’s overall weighted average borrowing rate on its debt and capital lease obligations was 4.9% for the first half of 2003 compared to 5.6% for the first half of 2002.

As of June 29, 2003, approximately 36% of the Company’s debt and capital lease obligations was subject to changes in short-term interest rates. In July 2003, the Company entered into $100 million of floating interest rate swap agreements that increased the percentage of the total debt and capital lease obligations subject to changes in short-term interest rates to approximately 48%. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, interest expense for the first half of 2003 would have increased by approximately $.5 million and net income would have been reduced by approximately $.3 million.

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

Derivative financial instruments were summarized as follows:

	June 29, 2003		December 29, 2002		June 30, 2002
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement – fixed					$27,000	.48 years
Interest rate swap agreement – fixed					19,000	.48 years
Interest rate swap agreement – fixed					90,000	.92 years
Interest rate swap agreement – floating	$50,000	4.42 years	$50,000	4.92 years
Interest rate swap agreement – floating	50,000	6.08 years	50,000	6.58 years
Interest rate swap agreement – floating	50,000	9.42 years	50,000	9.92 years

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Derivative Financial Instruments

	June 29, 2003			December 29, 2002
In Thousands	Notional Amount	Start Date	Length of Term	Notional Amount	Start Date	Length of Term
Forward rate agreement-fixed	$50,000	1/02/03	1 year	$50,000	1/02/03	1 year
Forward rate agreement-fixed	50,000	5/01/03	1 year	50,000	5/01/03	1 year
Forward rate agreement-fixed	50,000	5/15/03	1 year	50,000	5/15/03	1 year
Forward rate agreement-fixed	50,000	5/30/03	3 months	50,000	5/30/03	3 months
Forward rate agreement-fixed	50,000	5/30/03	1 year

During November 2002, the Company entered into three interest rate swap agreements in conjunction with the issuance of $150 million of new debentures and the refinancing of other Company debt as previously discussed. The interest rate swap agreements effectively convert $150 million of the Company’s debt from fixed to floating rate in conjunction with its ongoing debt management strategy. These swap agreements were accounted for as fair value hedges.

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements related to long-term debt that was retired early. These interest rate swap agreements were accounted for as cash flow hedges. The Company recorded interest expense in the fourth quarter of $2.2 million related to the amounts paid upon termination of these interest rate swap agreements.

The Company has entered into five forward rate agreements, which fix short-term rates on certain components of the Company’s floating rate debt for periods ranging from three to twelve months. Two of these forward rate agreements have been accounted for as cash flow hedges. The other three forward rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these three forward rate agreements was an increase to interest expense of approximately $.4 million during the first half of 2003.

In conjunction with the issuance of the senior notes in March 2003, the Company entered into certain forward rate agreements to hedge the issuance price. These forward rate agreements have been accounted for as a cash flow hedge. The Company received $3.1 million from the settlement of this hedge which has been recorded in other comprehensive income, net of tax, and will be amortized as a reduction of interest expense over the life of the related senior notes.

Subsequent to June 29, 2003, the Company entered into three additional interest rate swap agreements totaling $100 million. The new interest rate swap agreements allow the Company to pay floating rates on components of the Company’s fixed rate debt portfolio. The new interest rate swap agreements meet the criteria set forth under SFAS 133 as fair value hedges.

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

Derivative Financial Instruments

Fair values for the Company’s interest rate swap agreements and forward rate agreements are based on current settlement values.

The carrying amounts and fair values of the Company’s long-term debt and derivative financial instruments were as follows:

	June 29, 2003		December 29, 2002		June 30, 2002
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt	$700,000	$764,198	$600,000	$634,150	$450,000	$464,315
Non-public variable rate long-term debt	125,000	125,000	207,600	207,600	385,600	385,600
Non-public fixed rate long-term debt	117	117	156	156	156	156
Interest rate swap agreements and forward rate agreements	(5,750)	(5,750)	(2,023)	(2,023)	3,852	3,852

The fair values of the interest rate swap agreements and forward rate agreements at June 29, 2003 and December 29, 2002 represent the estimated amounts the Company would have received upon termination of these agreements. The fair value of the interest rate swap agreements at June 30, 2002 represents the estimated amount the Company would have paid upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Income Taxes

The provision for income taxes consisted of the following:

In Thousands	June 29, 2003	June 30, 2002
Current:
Federal	$—	$4,614
State	—	—

Total current provision	—	4,614

Deferred:
Federal	5,733	3,481
State	(2,152)	1,189

Total deferred provision	3,581	4,670

Income tax expense	$3,581	$9,284

Current tax expense represents alternative minimum tax.

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

In Thousands	June 29, 2003	June 30, 2002
Statutory expense	$5,911	$8,206
State income taxes, net of federal benefit	620	773
Valuation allowance change	(3,106)
Other	156	305

Income tax expense	$3,581	$9,284

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisitions, were as follows:

	First Half
In Thousands	2003	2002
Accounts receivable, trade, net	$(5,310)	$(9,164)
Accounts receivable, The Coca-Cola Company	406	(10,725)
Accounts receivable, other	14,231	1,993
Inventories	(1,466)	3,792
Prepaid expenses and other current assets	(3,977)	(4,193)
Accounts payable, trade	(220)	8,043
Accounts payable, The Coca-Cola Company	(1,594)	(1,547)
Other accrued liabilities	4,101	29,282
Accrued compensation	(6,304)	(5,012)
Accrued interest payable	1,313	(1,853)

Decrease in current assets less current liabilities	$1,180	$10,616

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2003	2002	2003	2002
Numerator:
Numerator for basic net income per share and diluted net income per share	$11,900	$10,783	$13,307	$14,161

Denominator:
Denominator for basic net income per share – weighted average common shares	9,043	8,784	9,043	8,779

Effect of dilutive securities – stock options	—	96	—	90

Denominator for diluted net income per share – adjusted weighted average common shares	9,043	8,880	9,043	8,869

Basic net income per share	$1.32	$1.23	$1.47	$1.61

Diluted net income per share	$1.32	$1.21	$1.47	$1.60

14. Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $40.6 million, $34.8 million and $35.1 million as of June 29, 2003, December 29, 2002 and June 30, 2002, respectively. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on June 29, 2003 would have been $59.3 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, to adequately mitigate the risk of material loss.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies (cont.)

The Company has standby letters of credit, primarily related to its casualty insurance program. On June 29, 2003, these letters of credit totaled $8.6 million.

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

15. Capital Transactions

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the Overall Goal Achievement Factor for the selected performance indicators used in determining bonuses for all officers under the Company’s Annual Bonus Plan. On March 5, 2002, the Compensation Committee of the Board of Directors determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested pursuant to this performance-based award to J. Frank Harrison, III in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. On March 4, 2003, the Compensation Committee determined that an additional 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. During the second quarter of 2002, 43,065 shares of Common Stock were sold under the plans and the Company received proceeds of $1.2 million. During the last two quarters of 2002, the remaining 206,935 shares of Common Stock were sold under the plans and the Company received additional proceeds of $6.0 million.

16.	Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of June 29, 2003, The Coca-Cola Company had a 27.4% interest in the Company’s outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Related Party Transactions

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half 2003	First Half 2002
In Millions
Payments by the Company for concentrate, syrup, sweetener and other miscellaneous purchases	$136.7	$138.0
Payments by the Company for customer marketing programs	25.7	24.6
Marketing funding support payments to the Company	27.9	26.2
Payments by the Company for local media	—	—
Local media and presence marketing funding support provided by The Coca-Cola Company	5.7	6.7

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $12.5 million and $12.0 million in the first half of 2003 and the first half of 2002, respectively. Purchases from CCE under this arrangement were $10.1 million in both the first half of 2003 and the first half of 2002. The Coca-Cola Company has significant equity interests in the Company and CCE. As of June 29, 2003, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% interest in the Company’s outstanding Common Stock and Class B Common Stock on a combined basis.

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.651%. On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership to 77.326%. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during the first half of 2003 and the first half of 2002 totaling $29.4 million and $29.3 million, respectively. The Company received $8.6 million and $9.1 million for management services pursuant to its management agreement with Piedmont for the first half of 2003 and the first half of 2002, respectively.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, the revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus 0.50%. As of June 29, 2003, the Company has loaned $138.3 million to Piedmont. The Company plans to provide for Piedmont’s future financing requirements under these terms.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Related Party Transactions (cont.)

The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $4.2 million and $4.1 million in the first half of 2003 and the first half of 2002, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $100,000 for the first half of 2003 and the first half of 2002.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $23.7 million and $23.4 million in the first half of 2003 and the first half of 2002, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $18.9 million as of June 29, 2003.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $55.8 million and $53.0 million in the first half of 2003 and the first half of 2002, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $.6 million and $.7 million in the first half of 2003 and the first half of 2002, respectively. The Company has also guaranteed a portion of the debt for SAC and such guarantee was $21.7 million as of June 29, 2003.

17. New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” (“EITF 02-16”) addressing the recognition and income statement classification of various considerations given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer’s income statement, unless certain criteria are met. EITF 02-16 was effective for the first quarter of 2003. Previously, the Company classified marketing funding support received from The Coca-Cola Company and other beverage companies as an adjustment to net sales. In accordance with EITF 02-16, the Company classified marketing funding support as a reduction of cost of sales beginning the first quarter 2003. Prior year amounts have been reclassified to conform to the current year presentation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction:

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states, primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. Over the past several years, the Company has expanded its bottling territory primarily throughout the southeastern region of the United States via acquisitions and, combined with internally generated growth, had net sales of approximately $1.2 billion in 2002.

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

As of June 29, 2003, The Coca-Cola Company owned 27.4% of the Company’s outstanding Common Stock and Class B Common Stock on a combined basis and had a 22.674% interest in Piedmont.

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated unaudited financial statements and the accompanying notes to the consolidated unaudited financial statements along with the cautionary forward-looking statements at the end of this section.

Basis of Presentation

The statement of operations, statement of cash flows and the consolidated balance sheet include the combined operations of the Company and its majority owned subsidiaries. Minority interest includes The Coca-Cola Company’s interest in Piedmont, which was 45.349% for the first quarter of 2003 and all of 2002. The Coca-Cola Company’s interest in Piedmont for the second quarter of 2003 was 22.674%.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” (“EITF 02-16”) addressing the recognition and income statement classification of various considerations given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer’s income statement, unless certain criteria are met. EITF 02-16 was effective for the first quarter of 2003. Previously, the Company classified marketing funding support received from The Coca-Cola Company and other beverage companies as an adjustment to net sales. In accordance with EITF 02-16, the Company classified marketing funding support as a reduction of cost of sales beginning the first quarter of 2003. Prior year amounts have been reclassified to conform to the current year presentation.

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). The interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. The Company believes that the provisions of FIN 46 will not have any impact on the Company’s results of operations or financial position at this time.

Discussion of Critical Accounting Policies and Critical Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operation and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended December 29, 2002 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and required management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in any of these critical accounting policies during the first half of 2003, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the first half of 2003.

Overview:

The following discussion presents management’s analysis of the results of operations for the second quarter and first half of 2003 compared to the results for the same periods of 2002 and changes in financial condition from June 30, 2002 and December 29, 2002 to June 29, 2003. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported net income of $11.9 million or $1.32 per share for the second quarter of 2003 compared with net income of $10.8 million or $1.23 per share for the same period in 2002. For the first half of 2003, net income was $13.3 million or $1.47 per share compared to net income of $14.2 million or $1.61 per share for the first half of 2002. The Company’s results for the second quarter of 2003 included a favorable adjustment to income tax expense of $3.1 million relating to the completion of a state income tax audit. Lower interest rates and reduced debt balances resulted in a decrease in interest expense from the second quarter and first half of 2002 of $1.0 million and $2.7 million, respectively.

Results of Operations:

The Company’s results for the second quarter and first half of 2003 reflected lower net sales and income from operations. These results reflected a decline in physical case volume of 4.3% for the second quarter of 2003 as compared to the same period in the prior year. Operating results for the first six months of 2003 included a decline in physical case volume of 1.9%. Net pricing increased slightly less than one percent for the second quarter and was flat for the first half of 2003 compared to the same periods in the prior year. Operating results for both the second quarter and first half were adversely affected by unusually cool and wet weather throughout much of the Company’s territory, including the Memorial Day holiday and the early weeks of June, and by less aggressive marketing of our products by some retailers. Net sales declined by 3.4% in the second quarter and 1.3% for the first half of 2003 compared to comparable periods in the prior year. Income from operations for the second quarter and first six months of 2003 declined by $6.3 million and $12.7 million, respectively. Due to the fixed nature of many of the Company’s expenses, the decline in volume during the second quarter and first half of 2003 led to a decrease in income from operations.

The Company introduced Sprite Remix during the second quarter of 2003. Initial sales results for Sprite Remix have been very positive. This new product follows the successful introduction of Vanilla Coke and diet Vanilla Coke in 2002. Noncarbonated beverages, which include bottled water, comprised approximately 10.8% of the Company’s total sales volume through the first half of 2003. The Company introduced its new 390 ml PET package for the immediate consumption market at the end of the second quarter of 2003 and is introducing 12-ounce PET bottles in Fridge Packs™ for the take home market during the third quarter of 2003.

Cost of sales on a per unit basis was approximately even in the second quarter and first half of 2003 compared to the same periods in 2002. Modest increases in raw material costs were offset by a reduction in manufacturing labor and overhead costs on a per unit basis.

As previously discussed, the Company adopted the provisions of EITF 02-16 at the beginning of 2003. As a result, the Company has recorded marketing funding support from The Coca-Cola Company and other beverage companies as a reduction in cost of sales. Prior year marketing funding support was reclassified from net sales to cost of sales to conform to the current year presentation.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2003, it is not obligated to do so under the Company’s master bottle contract. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company. Total marketing funding support from The Coca-Cola

Company and other beverage companies, which include direct payments to the Company as well as payments to customers for marketing programs, was $31.7 million and $30.2 million in the first half of 2003 and 2002, respectively. In 2003 and 2002, The Coca-Cola Company has offered through its Strategic Growth Initiative an opportunity for the Company to receive additional marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $3.0 million and $.7 million as a reduction in cost of sales related to the Strategic Growth Initiative during the first half of 2003 and 2002, respectively.

Selling, general and administrative (“S,G&A”) expenses for the second quarter of 2003 were approximately equivalent to the same period in the prior year. S,G&A expenses for the first half of 2003 increased approximately 3% from the same period in 2002. The increase for the first half of 2003 was attributable primarily to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans), property and casualty insurance costs and fuel costs. Based on the performance of the Company’s pension plan investments prior to 2003 and lower interest rates, pension expense will increase from approximately $6.2 million in 2002 to approximately $9.5 million in 2003. If interest rates at the measurement date on November 30, 2003, are comparable to current interest rates, the Company anticipates that pension expense will further increase in 2004. Nonhealth related insurance costs increased by $1.9 million or 27% over the first half of 2002. Fuel costs increased by $1.0 million or 22% over the first half of 2002.

Depreciation expense increased approximately $1.5 million for the first half of 2003 compared to the first half of 2002. The increase in depreciation expense in the first half of 2003 was related to amortization of a capital lease for the Company’s Charlotte, North Carolina production/distribution center and increases in capital expenditures. The lease obligation was capitalized at the end of the first quarter of 2002 as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The lease was previously accounted for as an operating lease. The Company anticipates that additions to property, plant and equipment in 2003 will be in the range of $70 million to $75 million and plans to fund such additions through cash flows from operations and its available credit facilities. Additions to property, plant and equipment during 2002 were $57.3 million. The Company is in the process of initiating an upgrade of its Enterprise Resource Planning (ERP) computer software systems, which is anticipated to take four to five years to complete. During the first half of 2003, the Company spent $1.8 million on the new ERP software. The Company anticipates using a portion of the new ERP software beginning in 2004.

Interest expense for the second quarter of 2003 of $10.9 million decreased by $1.0 million or 8% from the second quarter of 2002. Interest expense for the first half of 2003 decreased by $2.7 million or 11% from the same period in the prior year. The decrease in interest expense is attributable to lower average interest rates on the Company’s outstanding debt and lower debt balances during the first quarter of 2003. The Company purchased an additional interest in Piedmont on March 28, 2003, increasing long-term debt by $53.5 million. The Company’s overall weighted average interest rate decreased from an average of 5.6% during the first half of 2002 to an average of 4.9% during the first half of 2003.

The Company’s effective income tax rates for the first half of 2003 and 2002 were 21.2% and 39.6%, respectively. During the second quarter of 2003, the Company recorded a favorable adjustment to its income tax expense of $3.1 million. This adjustment reflects the completion of a state income tax audit. The Company’s effective tax rate for interim periods reflects expected fiscal year 2003 earnings and the aforementioned adjustment. The Company’s effective income tax rate for the remainder of 2003 is dependent upon operating results and may change if the results for the year are different from current expectations.

Changes in Financial Condition:

Working capital decreased $11.0 million from December 29, 2002 and increased by $205.4 million from June 30, 2002 to June 29, 2003. The significant change in working capital from June 30, 2002 was due to the refinancing of approximately $215.6 million of debt, which was included in current liabilities at the end of the second quarter of 2002.

Working capital decreased by $11.0 million from December 29, 2002 to June 29, 2003. The more significant changes included declines in cash of $10.9 million and accounts receivable, other of $14.2 million offset by an increase in accounts receivable, trade of $5.3 million and a decrease in accrued compensation of $7.6 million. The decline in accounts receivable, other is due to the receipt of life insurance proceeds of $6.8 million and a refund of estimated federal income taxes of $4.2 million. The life insurance proceeds related to certain policies covering J. Frank Harrison, Jr., the former Chairman of the Board of Directors of the Company, who passed away in November 2002. The receipt of these proceeds had no impact on the results of operations for the first half of 2003. The decline in accrued compensation reflected payments under the Company’s incentive plans in March 2003. The increase in accounts receivable, trade reflected seasonal factors.

Capital expenditures in the first half of 2003 were $32.8 million compared to $21.5 million in the first half of 2002.

The Company’s outstanding debt and capital lease obligations declined to $871.4 million at June 29, 2003 from $882.7 million at June 30, 2002. Total debt and capital lease obligations as of June 29, 2003 included debt related to the purchase of an additional interest in Piedmont on March 28, 2003 for $53.5 million, as previously discussed. As of June 29, 2003, the Company’s debt and capital lease obligations had a weighted average interest rate of approximately 5.0%. Before giving effect to forward rate agreements discussed below, approximately 36% of the Company’s debt and capital lease obligations of $871.4 million as of June 29, 2003 was maintained on a floating rate basis and was subject to changes in short-term interest rates. Subsequent to the end of the second quarter of 2003, the Company entered into $100 million of interest rate swap agreements that increased the percentage of the Company’s debt maintained on a floating rate basis to approximately 48%. Based upon the estimated impact of all of the Company’s interest rate hedging agreements including the aforementioned forward rate agreements and the estimated interest expense related to debt incurred for the additional ownership in Piedmont, the Company estimates that interest expense for 2003 will approximate $43 million, a reduction of approximately $6 million from 2002.

In December 2002, the Company entered into a three-year $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. This new revolving credit facility replaced the Company’s $170 million facility that expired in December 2002. The new facility contains covenants, which establish ratio requirements related to debt, interest expense and cash flow. On June 29, 2003, there were no amounts outstanding under this new facility.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $65 million at June 29, 2003, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. The Company can utilize its $125 million revolving credit facility in the event the lines of credit are not available. As of June 29, 2003, the Company had $5.0 million outstanding under its lines of credit at an interest rate of 1.65%.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, interest expense for the first half of 2003 would have increased by approximately $.5 million and net income would have been reduced by approximately $.3 million.

In January 1999, the Company filed an $800 million shelf registration for debt and equity securities. The Company has used this shelf registration to issue long-term debt including $250 million in 1999, $150 million in 2002 and $100 million in 2003. The Company currently has $300 million available for use under this shelf registration.

In November 2002, the Company issued $150 million of ten-year senior notes at a coupon rate of 5.00%. The proceeds from this issuance were used to repay borrowings under the Company’s revolving credit facility and lines of credit, and to loan amounts to Piedmont to enable it to repay a $97.5 million term loan. In March 2003, the Company issued $100 million of twelve-year senior notes at a coupon rate of 5.30%. The proceeds from this issuance were used to purchase an additional interest in Piedmont for $53.5 million and repay a portion of the Company’s $170 million term loan, reducing the amount outstanding under the term loan to $120 million.

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

At June 29, 2003, the Company’s debt ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa

There were no changes in these debt ratings from the prior year. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, its Chairman of the Board of Directors and Chief Executive Officer, effective January 1, 2003 under a restricted stock award plan that provides for annual awards of such shares subject to meeting certain performance criteria. The performance criteria were also met with respect to fiscal year 2001.

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

The Company has entered into five forward rate agreements, which fix short-term rates on certain components of the Company’s floating rate debt for periods ranging from three to twelve months. Two of these forward rate agreements have been accounted for as cash flow hedges. The other three forward rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these three forward rate agreements was an increase to interest expense of approximately $.4 million during the first half of 2003.

In conjunction with the issuance of $100 million 5.30% Senior Notes in March 2003, the Company entered into certain forward rate agreements to hedge the issuance price. These forward rate agreements have been accounted for as a cash flow hedge. The Company received $3.1 million from this cash flow hedge upon settlement, which has been recorded in other comprehensive income, net of tax, and will be amortized as a reduction of interest expense over the life of the related senior notes.

During the first half of 2003 and the first half of 2002, interest expense was lower due to amortization of the deferred gains on previously terminated interest rate swap agreements by approximately $1.0 million in each period.

FORWARD-LOOKING STATEMENTS

This Quarterly Report to Stockholders on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to: potential increases in pension expense in 2004; the Company’s estimate of interest expense for 2003; potential marketing funding support from The Coca-Cola Company; anticipated additions to property, plant and equipment and financing, therefore; the Company’s belief that disposition of certain litigation and claims will not have a material adverse effect; the Company’s expectation of exercising its option to extend certain lease obligations; the timing of the upgrade of its ERP software; management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders; the Company’s intention to refinance short-term debt maturities with currently available lines of credit; the Company’s intention to operate in a manner to maintain its investment grade ratings; the Company’s intention to provide for Piedmont’s future financing requirements; the Company’s belief that parties to certain contractual obligations will perform their obligations under the contracts; management’s belief that a trigger event will not occur under the Company’s term loan agreement; the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets, facilities and working capital to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under the agreements; the Company’s belief that FIN 46 will not have any impact on the Company’s results of operations or financial position at this time and the Company’s introduction of its new Fridge Pack™ with 12-ounce PET bottles. These statements and expectations are based on the current available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition; changes in how significant customers market our products; an inability to meet performance requirements for expected levels of marketing funding support payments from The Coca-Cola Company or other beverage companies; reduced marketing and advertising spending by The Coca-Cola Company or other beverage companies; an inability to meet requirements under bottling contracts; the inability of our aluminum can or PET bottle suppliers to meet our demand; material changes from expectations in the cost of raw materials; higher than expected insurance premiums; lower than anticipated return on pension plan assets; higher than anticipated health care costs; higher than expected fuel prices; unfavorable interest rate fluctuations; adverse weather conditions; terrorist attacks, war or other civil disturbances; changes in financial markets and an inability to meet projections in acquired bottling territories.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Control and Procedures

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s stockholders was held on May 7, 2003.

(b)	All director nominees were elected.

(c)	The following is a brief description of the matters voted upon at the meeting and the tabulation of the voting therefor:

Proposal 1:    Election of Directors. The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Abstentions	Total Votes
H.W. McKay Belk	53,900,301	135,834	621,482	54,657,617
William B. Elmore	53,188,964	847,171	621,482	54,657,617
John W. Murrey, III	53,153,880	882,255	621,482	54,657,617
Dennis A. Wicker	52,961,266	1,074,869	621,482	54,657,617
Deborah A. Harrison	53,146,593	889,542	621,482	54,657,617

Proposal 2:    A proposal to approve amendments to the Company’s Certificate of Incorporation and Amended and Restated Bylaws to declassify the Company’s Board of Directors was approved, with 53,991,772 votes for the proposal, 35,822 votes against the proposal and 8,541 abstentions.

Proposal 3:    A proposal to reapprove the Company’s Annual Bonus Plan was approved, with 53,921,250 votes for the proposal, 104,118 votes against the proposal and 10,767 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended.

3.2	Amended and Restated By-laws of the Registrant, as amended.

4.1	Third Amendment dated as of July 29, 2003, by and among the Company and General Electric Capital Corporation.

4.2	The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On March 31, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s purchase of an additional interest in Piedmont Coca-Cola Bottling Partnership from The Coca-Cola Company for $53.5 million.

On April 25, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended March 30, 2003.

On June 4, 2003, the Company filed a Current Report on Form 8-K relating to the issuance of the Report to Stockholders for the period ended March 30, 2003.

On July 25, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended June 29, 2003.

On August 8, 2003, the Company filed a Current Report on Form 8-K relating to the appointment of a new member to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: August 11, 2003	By:	/s/ DAVID V. SINGER
David V. Singer Principal Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer