Form 10-Q
period 2003-09-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2003-11-12
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2003
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,400,752

PART I – FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2003	2002	2003	2002
Net sales	$325,637	$319,725	$919,002	$920,855
Cost of sales, excluding depreciation shown below	168,878	165,902	473,718	473,245

Gross margin	156,759	153,823	445,284	447,610
Selling, general and administrative expenses, excluding depreciation shown below	108,400	103,087	317,730	307,674
Depreciation expense	18,956	19,405	57,253	56,247
Amortization of intangibles	846	683	2,311	2,056

Income from operations	28,557	30,648	67,990	81,633

Interest expense	10,414	11,454	31,701	35,471
Minority interest	1,432	2,672	2,690	6,195

Income before income taxes	16,711	16,522	33,599	39,967
Income taxes	2,865	6,983	6,446	16,267

Net income	$13,846	$9,539	$27,153	$23,700

Basic net income per share	$1.53	$1.08	$3.00	$2.69

Diluted net income per share	$1.53	$1.07	$3.00	$2.67

Weighted average number of common shares outstanding	9,043	8,864	9,043	8,807

Weighted average number of common shares outstanding-assuming dilution	9,043	8,924	9,043	8,887

Cash dividends per share
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited Sept. 28, 2003	Dec. 29, 2002	Unaudited Sept. 29, 2002
ASSETS

Current Assets:
Cash	$18,280	$18,193	$8,286
Accounts receivable, trade, less allowance for doubtful accounts of $1,888, $1,676 and $1,754	83,977	79,548	84,365
Accounts receivable from The Coca-Cola Company	24,555	12,992	19,965
Accounts receivable, other	4,531	17,001	6,479
Inventories	41,156	38,648	42,433
Prepaid expenses and other current assets	7,121	4,588	6,501

Total current assets	179,620	170,970	168,029

Property, plant and equipment, net	457,097	466,840	467,281
Leased property under capital leases, net	43,726	44,623	44,593
Other assets	59,421	58,167	72,220
Franchise rights, net	520,672	504,374	505,253
Goodwill, net	102,049	101,754	101,754
Other identifiable intangible assets, net	9,844	6,797	6,658

Total	$1,372,429	$1,353,525	$1,365,788

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited Sept. 28, 2003	Dec. 29, 2002	Unaudited Sept. 29, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Portion of long-term debt payable within one year	$35,039	$31	$154,731
Current portion of obligations under capital leases	4,194	3,960	3,717
Accounts payable, trade	39,368	38,303	35,238
Accounts payable to The Coca-Cola Company	5,559	9,823	41,477
Accrued compensation	15,159	20,462	16,912
Other accrued liabilities	74,931	72,647	66,985
Accrued interest payable	18,866	10,649	16,179

Total current liabilities	193,116	155,875	335,239
Deferred income taxes	161,789	155,964	170,012
Pension and postretirement benefit obligations	39,286	37,227	31,603
Other liabilities	60,953	58,261	61,782
Obligations under capital leases	41,727	42,066	41,985
Long-term debt	785,078	807,725	620,125

Total liabilities	1,281,949	1,257,118	1,260,746

Commitments and Contingencies (Note 16)
Minority interest	34,264	63,540	62,332

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares; Issued – 9,704,951, 9,704,851 and 9,653,774 shares	9,704	9,704	9,653
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares; Issued – 3,028,866, 3,008,966 and 3,008,966 shares	3,029	3,009	3,009
Capital in excess of par value	97,220	95,986	94,209
Retained earnings	26,413	6,043	9,176
Accumulated other comprehensive loss	(18,896)	(20,621)	(12,083)

	117,470	94,121	103,964
Less–Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total stockholders’ equity	56,216	32,867	42,710

Total	$1,372,429	$1,353,525	$1,365,788

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on December 30, 2001	$9,454	$2,989	$91,004	$(12,307)	$(12,805)	$(61,254)	$17,081
Comprehensive income:
Net income				23,700			23,700
Change in fair market value of cash flow hedges, net of tax					(30)		(30)
Change in proportionate share of Piedmont’s accum. other comprehensive loss, net of tax					752		752

Total comprehensive income							24,422
Cash dividends paid:
Common ($.75 per share)			(3,197)	(1,622)			(4,819)
Class B Common ($.75 per share)			(1,191)	(595)			(1,786)
Class B Common Stock issued related to stock award		20	748				768
Exercise of stock options	199		5,500				5,699
Deferred tax adjustments related to exercise of stock options			1,345				1,345

Balance on September 29, 2002	$9,653	$3,009	$94,209	$9,176	$(12,083)	$(61,254)	$42,710

Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867
Comprehensive income:
Net income				27,153			27,153
Change in fair market value of cash flow hedges, net of tax					1,725		1,725

Total comprehensive income							28,878
Cash dividends paid:
Common ($.75 per share)				(4,982)			(4,982)
Class B Common ($.75 per share)				(1,801)			(1,801)
Class B Common Stock issued related to stock award		20	1,234				1,254

Balance on September 28, 2003	$9,704	$3,029	$97,220	$26,413	$(18,896)	$(61,254)	$56,216

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Nine Months
	2003	2002
Cash Flows from Operating Activities
Net income	$27,153	$23,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	57,253	56,247
Amortization of intangibles	2,311	2,056
Deferred income taxes	6,446	11,653
Losses on sale of property, plant and equipment	888	2,277
Amortization of debt costs	807	526
Amortization of deferred gain related to terminated derivative instruments	(1,548)	(1,445)
Minority interest	2,690	6,195
(Increase) decrease in current assets less current liabilities	(5,310)	38,099
Increase in other noncurrent assets	(2,443)	(4,567)
Increase (decrease) in other noncurrent liabilities	5,082	(5,232)
Other	(84)	(343)

Total adjustments	66,092	105,466

Net cash provided by operating activities	93,245	129,166

Cash Flows from Financing Activities
Proceeds from the issuance of senior notes	100,000
Payment of term loan	(50,000)
Payment of current portion of long-term debt	(39)	(154,208)
Proceeds from (payment of) lines of credit and revolving credit facility, net	(37,600)	57,200
Cash dividends paid	(6,783)	(6,605)
Payments on capital lease obligations	(983)	(1,511)
Debt issuance costs paid	(979)
Proceeds from settlement of forward rate agreements	3,135
Proceeds from exercise of stock options		5,699
Other	(816)	179

Net cash provided by (used in) financing activities	5,935	(99,246)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(48,161)	(34,900)
Proceeds from the sale of property, plant and equipment	1,631	5,033
Acquisition of companies, net	(52,563)	(8,679)

Net cash used in investing activities	(99,093)	(38,546)

Net increase (decrease) in cash	87	(8,626)
Cash at beginning of period	18,193	16,912

Cash at end of period	$18,280	$8,286

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock related to stock award	$1,254	$768
Capital lease obligations incurred	879	41,620

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 filed with the Securities and Exchange Commission. See Note 19 for new accounting pronouncements.

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

Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The
Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company recorded $3.4 million of franchise rights and $.9 million related to customer relationships in connection with this acquisition of a controlling interest in Piedmont. The Company’s investment in Piedmont had been accounted for using the equity method in 2001 and prior years.

On March 28, 2003, the Company purchased half of The Coca-Cola Company’s remaining interest in Piedmont for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont from 54.651% to 77.326%. The Company recorded $16.3 million of franchise rights and $4.3 million related to customer relationships in connection with its acquisition of an additional interest in Piedmont.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

2.	Piedmont Coca-Cola Bottling Partnership

Summarized financial information for Piedmont was as follows:

In Thousands	Sept. 28, 2003	Dec. 29, 2002	Sept. 29, 2002
Current assets	$35,406	$31,571	$38,585
Noncurrent assets	310,601	310,128	309,124

Total assets	$346,007	$341,699	$347,709

Current liabilities	$22,975	$23,757	$121,414
Noncurrent liabilities	171,915	178,434	89,451

Total liabilities	194,890	202,191	210,865
Partners’ equity	151,117	139,508	139,954
Accumulated other comprehensive loss			(3,110)

Total liabilities and partners’ equity	$346,007	$341,699	$347,709

	Third Quarter		First Nine Months
In Thousands	2003	2002	2003	2002
Net sales	$80,876	$79,044	$223,076	$222,644
Cost of sales	41,601	39,350	113,017	110,077

Gross margin	39,275	39,694	110,059	112,567
Income from operations	8,521	8,203	18,128	21,063
Net income	$6,315	$5,892	$11,609	$13,660

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

3.	Inventories

Inventories were summarized as follows:

In Thousands	Sept. 28, 2003	Dec. 29, 2002	Sept. 29, 2002
Finished products	$29,162	$23,207	$30,015
Manufacturing materials	7,121	10,609	7,073
Plastic pallets and other	4,873	4,832	5,345

Total inventories	$41,156	$38,648	$42,433

4.	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Sept. 28, 2003	Dec. 29, 2002	Sept. 29, 2002	Estimated Useful Lives
Land	$12,851	$12,670	$12,947
Buildings	114,631	113,234	113,725	10-50 years
Machinery and equipment	97,154	96,080	95,659	5-20 years
Transportation equipment	149,402	143,932	140,891	4-13 years
Furniture and fixtures	39,105	39,222	38,858	4-10 years
Vending equipment	371,777	362,689	358,721	6-13 years
Leasehold and land improvements	50,266	47,312	46,594	5-20 years
Software for internal use	24,675	24,439	24,043	3-7 years
Construction in progress	9,554	3,416	3,530

Total property, plant and equipment, at cost	869,415	842,994	834,968
Less: Accumulated depreciation and amortization	412,318	376,154	367,687

Property, plant and equipment, net	$457,097	$466,840	$467,281

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

5.	Leased Property Under Capital Leases

In Thousands	Sept. 28, 2003	Dec. 29, 2002	Sept. 29, 2002	Estimated Useful Lives
Leased property under capital leases	$48,497	$47,618	$47,115	1-29 years
Less: Accumulated amortization	4,771	2,995	2,522

Leased property under capital leases, net	$43,726	$44,623	$44,593

6.	Franchise Rights and Goodwill

In Thousands	Sept. 28, 2003	Dec. 29, 2002	Sept. 29, 2002
Franchise rights	$677,769	$661,471	$662,350
Goodwill	155,487	155,192	155,192

Franchise rights and goodwill	833,256	816,663	817,542
Less: Accumulated amortization	210,535	210,535	210,535

Franchise rights and goodwill, net	$622,721	$606,128	$607,007

The Company recorded $3.4 million of franchise rights in connection with its 2002 acquisition of a controlling interest in Piedmont and recorded $16.3 million of franchise rights in connection with its acquisition of an additional interest in Piedmont in 2003. The only intangible assets the Company treats as indefinite lived are franchise rights and goodwill. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” at the beginning of 2002, which resulted in goodwill and franchise rights no longer being amortized.

Intangible assets with indefinite lives are evaluated at least annually to determine whether fair value is in excess of carrying value. This valuation consists of valuation methodologies including (a) a discounted cash flow analysis, (b) an assessment of total enterprise value which includes the Company’s long-term debt and the market value of its equity and (c) a market multiple of the Company’s cash flow, which for purposes of the valuation is defined as income from operations plus depreciation and amortization expense. The discounted cash flow model utilizes certain assumptions as to future growth in net selling price, cost of sales, sales volume, operating expenses and capital expenditures. The future cash flows are then discounted at the Company’s weighted average cost of capital. Calculation of total enterprise value consists of adding the Company’s long-term debt to the market value of the Company’s issued stock. The market multiple approach incorporates the average market cash flow multiple of the Company and three other publicly traded U. S. soft drink bottlers. The valuations derived under these methods are adjusted for all tangible assets and liabilities (including identifiable intangible assets) resulting in a value ascribed to intangible assets with indefinite lives. The calculated value ascribed to intangible assets with indefinite lives is compared to its carrying value. As of September 28, 2003, there was no impairment of the carrying value of franchise rights and goodwill.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

7.	Other Identifiable Intangible Assets

In Thousands	Sept. 28, 2003	Dec. 29, 2002	Sept. 29, 2002	Estimated Useful Lives
Other identifiable intangible assets	$61,101	$55,743	$54,864	3-20 years
Less: Accumulated amortization	51,257	48,946	48,206

Other identifiable intangible assets, net	$9,844	$6,797	$6,658

The Company recorded $.9 million related to customer relationships in connection with its 2002 acquisition of a controlling interest in Piedmont and recorded $4.3 million related to customer relationships in connection with its acquisition of an additional interest in Piedmont in 2003.

8.	Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	Sept. 28, 2003	Dec. 29, 2002	Sept. 29, 2002
Accrued marketing costs	$17,451	$17,972	$18,348
Accrued insurance costs	13,485	9,424	6,921
Accrued taxes (other than income taxes)	7,617	7,518	10,751
Employee benefit plan accruals	19,720	17,120	15,568
All other accrued expenses	16,658	20,613	15,397

Total	$74,931	$72,647	$66,985

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9.	Long-Term Debt

Long-term debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	Sept. 28, 2003	Dec. 29, 2002	Sept. 29, 2002

Lines of Credit	2005		Varies		$37,600	$7,200

Revolving Credit	2005		Varies			50,000

Term Loan	2004	1.70%	Varies	$35,000	85,000	85,000

Term Loan	2005	1.70%	Varies	85,000	85,000	85,000

Term Loan	2003		Varies			97,500

Debentures	2007	6.85%	Semi- annually	100,000	100,000	100,000

Debentures	2009	7.20%	Semi- annually	100,000	100,000	100,000

Debentures	2009	6.38%	Semi- annually	250,000	250,000	250,000

Senior Notes	2012	5.00%	Semi- annually	150,000	150,000

Senior Notes	2015	5.30%	Semi- annually	100,000

Other notes payable	2003 - 2006	5.75%	Varies	117	156	156

				820,117	807,756	774,856
Less: Portion of long-term debt payable within one year				35,039	31	154,731

Long-term debt				$785,078	$807,725	$620,125

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9.	Long-Term Debt

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at September 28, 2003, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. On September 28, 2003, there were no amounts outstanding under these lines of credit. The Company intends to refinance short-term maturities with currently available lines of credit. To the extent that these borrowings do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

In December 2002, the Company entered into a three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. This revolving credit facility replaced the Company’s $170 million facility that expired in December 2002. This facility contains covenants, which establish ratio requirements related to debt, interest expense and cash flow. On September 28, 2003, there were no amounts outstanding under this facility.

In January 1999, the Company filed a shelf registration relating to up to $800 million of debt and equity securities. The Company has used this shelf registration to issue $250 million in debentures in 1999, $150 million in senior notes in 2002 and $100 million in senior notes in 2003. The Company currently has up to $300 million available for use under this shelf registration.

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

With regards to the Company’s $120 million term loan that matures in 2004 and 2005, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future. Subsequent to September 28, 2003, the Company repaid $20 million of the term loan using cash on hand and available lines of credit to reduce the amount outstanding to $100 million.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, its revolving credit facility and available cash flow. Piedmont pays the

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9.	Long-Term Debt

Company interest on the loan at the Company’s average cost of funds plus 0.50%. The Company plans to provide for Piedmont’s future financing requirements under these terms.

After taking into account the interest rate hedging activities, the Company had a weighted average interest rate of 4.8%, 5.0% and 5.3% for its debt and capital lease obligations as of September 28, 2003, December 29, 2002 and September 29, 2002, respectively. The Company’s overall weighted average borrowing rate on its debt and capital lease obligations was 4.9% for the first nine months of 2003 compared to 5.6% for the first nine months of 2002.

Before giving effect to forward rate agreements, approximately 48% of the Company’s debt and capital lease obligations of $866.0 million as of September 28, 2003 was subject to changes in short-term interest rates. The Company currently has four forward rate agreements that fix the interest rate through 2003 on $200 million of floating rate debt. After giving effect to the forward rate agreements, approximately 24% of the Company’s debt and capital lease obligations are subject to changes in short-term interest rates through 2003. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

Including the effect of all interest rate hedging agreements, if average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, interest expense for the first nine months of 2003 would have increased by approximately $1.9 million and net income would have been reduced by approximately $1.1 million.

The Company has issued all of the outstanding long-term debt with none being issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

10.	Derivative Financial Instruments

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

The Company periodically enters into interest rate swap and forward rate agreements. The Company has standardized procedures for evaluating the appropriate accounting for derivative financial instruments in accordance with applicable accounting standards. These procedures include:

➢	Identification and matching of the hedging instrument and the hedged item to ensure that significant features such as maturity dates and interest reset dates coincide;

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10.	Derivative Financial Instruments

➢	Identification of the nature of the risk being hedged and the Company’s intent for undertaking the hedge;

➢	Assessing the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or variability to cash flows attributable to the hedged risk;

➢	Reviewing evidence, at the hedge’s inception and on an ongoing basis, indicating that the hedging relationship will be highly effective in achieving offsetting changes in the fair value or cash flows that are attributable to the hedged risk; and

➢	Implementing a process for assessment of ongoing hedge effectiveness.

To the extent the interest rate swap agreements meet the specified criteria, they are accounted for as either cash flow or fair value hedges. Effective changes in the fair values of designated and qualifying fair value hedges are recognized in earnings as offsets to changes in the fair value of the related hedged liabilities. Changes in the fair value of cash flow hedging instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income are then subsequently reclassified to earnings in the same periods the forecasted payments affect earnings. Ineffectiveness of cash flow hedges, defined as the amount by which the change in the value of the hedge does not offset the change in the value of the hedged item, is reflected in current operating results.

Derivative financial instruments were summarized as follows:

	Sept. 28, 2003		Dec. 29, 2002		Sept. 29, 2002
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement-fixed					$27,000	.21 year
Interest rate swap agreement-fixed					19,000	.21 year
Interest rate swap agreement-fixed					90,000	.75 year
Interest rate swap agreement-floating	$50,000	4.17 years	$50,000	4.92 years
Interest rate swap agreement-floating	50,000	5.83 years	50,000	6.58 years
Interest rate swap agreement-floating	50,000	9.17 years	50,000	9.92 years
Interest rate swap agreement-floating	25,000	4.17 years
Interest rate swap agreement-floating	25,000	4.17 years
Interest rate swap agreement-floating	50,000	5.67 years

	Sept. 28, 2003			Dec. 29, 2002
In Thousands	Notional Amount	Start Date	Length of Term	Notional Amount	Start Date	Length of Term
Forward rate agreement-fixed	$50,000	1/02/03	1 year	$50,000	1/02/03	1 year
Forward rate agreement-fixed	50,000	5/01/03	1 year	50,000	5/01/03	1 year
Forward rate agreement-fixed	50,000	5/15/03	1 year	50,000	5/15/03	1 year
Forward rate agreement-fixed				50,000	5/30/03	3 months
Forward rate agreement-fixed	50,000	5/30/03	1 year

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10.	Derivative Financial Instruments

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

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements classified as cash flow hedges. These two interest rate swap agreements hedged the cash flows on part of a variable rate term loan that was previously outstanding. In conjunction with the issuance of $150 million of long-term senior notes in November 2002, the variable rate term loan was repaid early. The term loan had a maturity of May 2003. Upon the repayment of the term loan, the cash flow hedges no longer qualified as hedges because the variability of cash flows being hedged was eliminated with the repayment of the variable rate term loan and thus the forecasted schedule of payments did not occur. Accordingly, the interest rate swap agreements were terminated and a charge of $2.2 million was reflected in 2002 earnings.

The Company has four forward rate agreements for twelve-month terms which fix short-term rates on certain components of the Company’s floating rate debt. One of these forward rate agreements has been accounted for as a cash flow hedge. The other three forward rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these three forward rate agreements was an increase to interest expense of approximately $.1 million during the first nine months of 2003.

In conjunction with the issuance of the twelve-year senior notes in March 2003, the Company entered into certain forward rate agreements to hedge the issuance price. These forward rate agreements were accounted for as a cash flow hedge. The Company received $3.1 million from the settlement of this hedge, which has been recorded in other comprehensive income, net of tax, and will be amortized as a reduction of interest expense over the life of the related senior notes.

In July 2003, the Company entered into three additional interest rate swap agreements totaling $100 million. These interest rate swap agreements allow the Company to pay floating rates on components of the Company’s fixed rate debt portfolio and were accounted for as fair value hedges.

The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11.	Fair Values of Financial Instruments

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

Derivative Financial Instruments

Fair values for the Company’s interest rate swap agreements and forward rate agreements are based on current settlement values.

The carrying amounts and fair values of the Company’s long-term debt and derivative financial instruments were as follows:

	Sept. 28, 2003		Dec. 29, 2002		Sept. 29, 2002
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt	$700,000	$746,922	$600,000	$634,150	$450,000	$487,715
Non-public variable rate long-term debt	120,000	120,000	207,600	207,600	324,700	324,700
Non-public fixed rate long-term debt	117	117	156	156	156	156
Interest rate swap agreements and forward rate agreements	(1,591)	(1,591)	(2,023)	(2,023)	3,152	3,152

The fair values of the interest rate swap agreements and forward rate agreements at September 28, 2003 and December 29, 2002 represent the estimated amounts the Company would have received upon termination of these agreements. The fair value of the interest rate swap agreements at September 29, 2002 represents the estimated amount the Company would have paid upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12.	Income Taxes

The provision for income taxes consisted of the following:

	Third Quarter		First Nine Months
In Thousands	2003	2002	2003	2002
Current:
Federal	$—	$—	$—	$4,614
State	—	—	—	—

Total current provision	—	—	—	4,614

Deferred:
Federal	7,917	6,099	13,650	9,580
State	(5,052)	884	(7,204)	2,073

Total deferred provision	2,865	6,983	6,446	11,653

Income tax expense	$2,865	$6,983	$6,446	$16,267

Current tax expense represents alternative minimum tax.

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	Third Quarter		First Nine Months
In Thousands	2003	2002	2003	2002
Statutory expense	$5,849	$5,782	$11,760	$13,988
State income taxes, net of federal benefit	856	575	1,476	1,348
Valuation allowance change-state NOL carryforwards	(10,165)	—	(14,944)	—
Federal benefit of valuation allowance change-state NOL carryforwards	3,558	—	5,230	—
Termination of certain Company-owned life insurance policies	5,442	—	5,442	—
Federal benefit of termination of certain Company-owned life insurance policies	(3,537)	—	(3,537)	—
Officers’ life insurance premiums	—	62	—	1,109
Cash surrender value	(41)	375	593	(1,284)
Other	903	189	426	1,106

Income tax expense	$2,865	$6,983	$6,446	$16,267

The Company’s effective income tax rates for the first nine months of 2003 and 2002 were 19.2% and 40.7%, respectively. During the third quarter of 2003, the Company recorded two adjustments to income tax expense. Based upon an updated assessment of future utilization of state net operating loss carryforwards in conjunction with a reorganization of certain of the Company’s subsidiaries, the Company reduced its valuation allowance related to such carryforwards during the third quarter. The reduction of the valuation allowance reduced income tax expense by $6.5 million in the third quarter.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12.	Income Taxes

Also, during the third quarter of 2003, the Company decided to terminate several Company-owned life insurance policies resulting in a taxable gain and incremental income tax expense of $1.9 million. There was no gain or loss for financial reporting purposes related to the termination of these life insurance policies.

During the second quarter of 2003, the Company recorded a favorable adjustment to its income tax expense of $3.1 million. This adjustment was made upon the completion of a state income tax audit.

13.	Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

In Thousands	Derivatives Gain/(Loss)		Minimum Pension Liability Adjustment	Total
Balance at December 30, 2001		$(1,821)	$(10,984)	$(12,805)
Change in fair market value of cash flow hedges, net of tax		(30)		(30)
Change in proportionate share of Piedmont’s accumulated other comprehensive loss, net of tax		752		752

Balance at September 29, 2002		$(1,099)	$(10,984)	$(12,083)

Balance at December 29, 2002	$		$(20,621)	$(20,621)
Change in fair market value of cash flow hedges, net of tax		1,725		1,725

Balance as of September 28, 2003		$1,725	$(20,621)	$(18,896)

A summary of the components of other comprehensive income (loss) was as follows:

In Thousands	Before Tax Amount	Deferred Income Tax Effect	After Tax Amount
For the first nine months of 2003

Change in fair market value of cash flow hedges	$2,856	$(1,131)	$1,725

Other comprehensive income (loss)	$2,856	$(1,131)	$1,725

For the first nine months of 2002
Change in fair market value of cash flow hedges	$(50)	$20	$(30)
Change in proportionate share of Piedmont’s accumulated other comprehensive loss	1,245	(493)	752

Other comprehensive income (loss)	$1,195	$(473)	$722

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisitions, were as follows:

	First Nine Months
In Thousands	2003	2002
Accounts receivable, trade, net	$(4,429)	$19
Accounts receivable, The Coca-Cola Company	(11,563)	(14,961)
Accounts receivable, other	12,470	1,124
Inventories	(2,508)	3,379
Prepaid expenses and other current assets	(2,533)	(3,290)
Accounts payable, trade	1,065	1,024
Accounts payable, The Coca-Cola Company	(4,264)	33,284
Other accrued liabilities	2,284	14,006
Accrued compensation	(4,049)	330
Accrued interest payable	8,217	3,184

(Increase) decrease in current assets less current liabilities	$(5,310)	$38,099

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15.	Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2003	2002	2003	2002

Numerator:
Numerator for basic net income per share and diluted net income per share	$13,846	$9,539	$27,153	$23,700

Denominator:
Denominator for basic net income per share – weighted average common shares	9,043	8,864	9,043	8,807
Effect of dilutive securities – stock options	—	60	—	80

Denominator for diluted net income per share – adjusted weighted average common shares	9,043	8,924	9,043	8,887

Basic net income per share	$1.53	$1.08	$3.00	$2.69

Diluted net income per share	$1.53	$1.07	$3.00	$2.67

16.	Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $39.3 million, $34.8 million and $33.9 million as of September 28, 2003, December 29, 2002 and September 29, 2002, respectively. The Company has not recorded any liability associated with these guarantees as the Company considers the risk of default associated with these guarantees to be remote. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities by these cooperatives. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on September 28, 2003 would have been $58.9 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

The Company has standby letters of credit, primarily related to its casualty insurance program. On September 28, 2003, these letters of credit totaled $8.6 million.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16.	Commitments and Contingencies

With respect to Southeastern Container, Inc., one of the cooperatives which the Company is a member, the Company is obligated to purchase at least 80% of its actual volume requirement of plastic bottles for certain designated territories. However, there is no specified minimum dollar purchase commitment on an annual basis.

The Company’s multi-year agreement related to aluminum cans, which expires in December 2003, is only for its actual volume requirements and does not obligate the Company to a specified minimum dollar purchase commitment on an annual basis.

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

17.	Capital Transactions

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The award provides that the shares of restricted stock are earned at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the Overall Goal Achievement Factor for the selected performance indicators used in determining bonuses for all officers under the Company’s Annual Bonus Plan. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award.

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

At September 28, 2003, the fair value of the potentially issuable shares related to the restricted stock award (which are subject to annual vesting) approximated $6.1 million.

On May 13, 2002, the Company announced that two of its directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman and Chief Executive Officer, had entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Through the third quarter of

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17.	Capital Transactions

2002, 198,923 shares of Common Stock had been sold under the plans and the Company had received proceeds of approximately $5.7 million. The remaining shares under these plans were sold during October 2002 bringing the total number of shares sold to 250,000. Total proceeds to the Company from the exercise of the stock options under the 10b5-1 plans were approximately $7.2 million.

18.	Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of September 28, 2003, The Coca-Cola Company owned 27.4% of the Company’s outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2003	2002
Payments by the Company for concentrate, syrup, sweetener and other miscellaneous purchases	$220.8	$216.8
Payments by the Company for customer marketing programs	38.5	38.0
Marketing funding support payments to the Company	40.8	41.7
Payments by the Company for local media	.2	—
Local media and presence marketing funding support provided by The Coca-Cola Company	8.7	10.2

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $18.8 million and $18.1 million in the first nine months of 2003 and the first nine months of 2002, respectively. Purchases from CCE under this arrangement were $15.6 million and $15.8 million in the first nine months of 2003 and the first nine months of 2002, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of September 28, 2003, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% interest in the Company’s outstanding Common Stock and Class B Common Stock on a combined basis.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18.	Related Party Transactions

pursuant to a management agreement. The Company sold product at cost to Piedmont during the first nine months of 2003 and the first nine months of 2002 totaling $49.7 million and $44.2 million, respectively. The Company received $13.4 million and $13.7 million for management services pursuant to its management agreement with Piedmont for the first nine months of 2003 and the first nine months of 2002, respectively.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, the revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus 0.50%. As of September 28, 2003, the Company has loaned $145.6 million to Piedmont. The Company plans to provide for Piedmont’s future financing requirements under these terms.

The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $6.3 million for both the first nine months of 2003 and the first nine months of 2002. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $150,000 for both the first nine months of 2003 and the first nine months of 2002.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were approximately $37.9 million and $35.6 million in the first nine months of 2003 and the first nine months of 2002, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $18.7 million as of September 28, 2003.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $82.4 million and $83.9 million in the first nine months of 2003 and the first nine months of 2002, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees from SAC were $.9 million and $1.1 million for the first nine months of 2003 and the first nine months of 2002, respectively. The Company has also guaranteed a portion of the debt for SAC and such guarantee was $20.6 million as of September 28, 2003.

19.	New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”), addressing the recognition and income statement classification of various considerations given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer’s income statement, unless certain criteria are met.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19.	New Accounting Pronouncements

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation requires additional disclosure in the guarantor’s balance sheet for current guarantees entered into or modified subsequent to December 31, 2002. The Company adopted the provisions of FIN 45 for its fiscal year ended December 29, 2002. This interpretation has not had a material impact on our financial statements at this time. See Note 16 for information concerning existing guarantees.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. Based on our current understanding, the Company does not expect FIN 46 to have a significant impact on our financial statements. However, the Company expects the FASB to issue certain implementation guidance regarding this interpretation and our current understanding of FIN 46 could be impacted by this implementation guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction:

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states, primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. Over the past several years, the Company has expanded its bottling territory primarily throughout the southeastern region of the United States via acquisitions. These acquisitions, combined with internally generated growth, resulted in net sales of approximately $1.2 billion in 2002.

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont to 77.326%. The Company recorded $19.7 million of franchise rights and $5.2 million related to customer relationships in connection with its acquisitions of additional interests in Piedmont.

As of September 28, 2003, The Coca-Cola Company owned 27.4% of the Company’s outstanding Common Stock and Class B Common Stock on a combined basis and had a 22.674% interest in Piedmont.

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated unaudited financial statements and the accompanying notes to the consolidated unaudited financial statements along with the cautionary forward-looking statements at the end of this section.

Basis of Presentation

The statements of operations, statements of cash flows and the consolidated balance sheets include the combined operations of the Company and its majority owned subsidiaries. Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 45.349% for the first quarter of 2003 and all of 2002. The Coca-Cola Company’s interest in Piedmont for the second and third quarters of 2003 was 22.674%.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”), addressing the recognition and income statement classification of various considerations given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer’s income statement, unless certain criteria are met. EITF 02-16 was effective for the first quarter of 2003. Previously, the Company classified marketing funding support received from The
Coca-Cola Company and other beverage companies as an adjustment to net sales. In accordance with EITF 02-16, the Company classified marketing funding support as a reduction of cost of sales beginning the first quarter of 2003. Prior year amounts have been reclassified to conform to the current year presentation.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation requires additional disclosure in the guarantor’s balance sheet for current guarantees entered into or modified subsequent to December 31, 2002. The Company adopted the provisions of FIN 45 for its fiscal year ended December 29, 2002. This interpretation has not had a material impact on our financial statements at this time. See Note 16 for information concerning existing guarantees.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. Based on our current understanding, the Company does not expect FIN 46 to have a significant impact on our financial statements. However, the Company expects the FASB to issue certain implementation guidance regarding this interpretation and our current understanding of FIN 46 could be impacted by this implementation guidance.

Discussion of Critical Accounting Policies and Critical Accounting Estimates

The Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 29, 2002 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and required management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

During the third quarter of 2003, the Company adjusted its valuation allowance related to certain deferred income tax assets. This adjustment was made based on an updated assessment of the Company’s ability to utilize certain state net operating loss carryforwards in conjunction with a reorganization of certain of the Company’s subsidiaries. Based upon the updated assessment, the Company believes that it will be able to utilize more of such carryforwards. Accordingly, the Company reduced its valuation allowance against these carryforwards resulting in a reduction of income tax expense of $6.5 million during the third quarter.

The Company completed its annual evaluation of intangible assets with indefinite lives during the third quarter of 2003. Intangible assets with indefinite lives are evaluated at least annually to determine whether fair value is in excess of carrying value. This valuation consists of valuation methodologies including (a) a discounted cash flow analysis, (b) an assessment of total enterprise value which includes the Company’s long-term debt and the market value of its equity and (c) a market multiple of the Company’s cash flow, which for purposes of the valuation is defined as income from operations plus depreciation and amortization expense. The discounted cash flow model utilizes certain assumptions as to future growth in net selling price, cost of sales, sales volume, operating expenses and capital expenditures. The future cash flows are then discounted at the Company’s weighted average cost of capital. Calculation of total enterprise value consists of adding the Company’s long-term debt to the market value of the Company’s issued stock. The market multiple approach incorporates the average market cash flow multiple of the Company and three other publicly traded U. S. soft drink bottlers. The valuations derived under these methods are adjusted for all tangible assets and liabilities (including identifiable intangible assets) resulting in a value ascribed to intangible assets with indefinite lives. The calculated value ascribed to intangible assets with indefinite lives is compared to its carrying value. As of September 28, 2003, there was no impairment of the carrying value of franchise rights and goodwill.

The Company has not made any changes in any critical accounting policies during the first three quarters of 2003. The Company changed its estimate relating to the realizability of certain income tax assets during the third quarter as previously discussed. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

Overview:

The following discussion presents management’s analysis of the results of operations for the third quarter and first nine months of 2003 compared to the results for the same periods of 2002 and changes in financial condition from September 29, 2002 and December 29, 2002 to September 28, 2003. The results for interim periods are not necessarily indicative of the results to be expected for the year due to seasonal factors.

The Company reported net income of $13.8 million or $1.53 per share for the third quarter of 2003 compared with net income of $9.5 million or $1.08 per share for the same period in 2002. For the first nine months of 2003, net income was $27.2 million or $3.00 per share compared to net income of $23.7 million or $2.69 per share for the first nine months of 2002. The Company’s results for the third quarter of 2003 included a net favorable adjustment to income tax expense of $4.6 million relating to the reduction of its valuation allowance for certain deferred income tax assets, offset partially by incremental tax expense associated with the decision to terminate certain Company-owned life insurance policies. The Company’s results for the first nine months of 2003 included the aforementioned income tax expense adjustment as well as a favorable adjustment to income tax expense during the second quarter of $3.1 million related to the completion of a state income tax audit.

Results of Operations:

The Company’s net sales increased 1.8% in the third quarter of 2003 as compared to the third quarter of 2002. This increase in net sales reflected growth in average revenue per case and contract sales, which more than offset a 3.8% decline in bottle/can volume. The decline in volume reflected unseasonably cool and abnormally wet weather across the Company’s territories in July and August as well as less aggressive retail pricing by several of the Company’s larger customers. For the third quarter of 2003, average revenue per case, excluding customer marketing costs, increased by 1.9% compared to the third quarter of 2002. For the first nine months of 2003, net sales were approximately even with the prior year. These results reflected a 2.6% decline in bottle/can volume offset by a 1.2% increase in average revenue per case, excluding customer marketing costs, and higher contract sales. Operating results for the first nine months were also adversely affected by unusually cool and wet weather throughout much of the Company’s territory, during the Memorial Day holiday, the early weeks of June and most of July and August. Higher pricing of our products by some customers also contributed to the decline in volume for the first nine months of 2003.

Cost of sales on a per unit basis increased slightly over one percent for the third quarter and first nine months of 2003 compared to the same periods in 2002. The increase in cost of sales on a per unit basis resulted primarily from modest increases in raw material costs. Cost of sales includes the following: raw material costs; manufacturing labor; manufacturing overhead; inbound freight charges related to raw materials; receiving costs; inspection costs; manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers.

The Company’s gross margin percentage was relatively unchanged from the comparable periods in the prior year at 48.1% for the third quarter of 2003 and 48.5% for the first nine months of 2003. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in selling, general and administrative (“S,G&A”) expenses. In addition, the Company presents depreciation expense as a separate expense line item.

New package and product introductions during 2003 included Sprite Remix and 12-ounce PET bottles in Fridge Packs™ for the take home market. Sales results for Sprite Remix through the third quarter of 2003 have been very positive. This new product follows the successful introduction of Vanilla Coke and diet Vanilla Coke in 2002. The introduction of the 12-ounce PET bottle provides consumers with a smaller, resealable package in the popular Fridge Pack™. Noncarbonated beverages, which include bottled water, comprised approximately 11.6% of the Company’s total sales volume through the first nine months of 2003.

As previously discussed, the Company adopted the provisions of EITF 02-16 at the beginning of 2003. As a result, the Company has recorded marketing funding support from The Coca-Cola Company and other beverage companies as a reduction in cost of sales. Prior year marketing funding support was reclassified from net sales to cost of sales to conform to the current year presentation.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2003, it is not obligated to do so under the Company’s Master Bottle Contract. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company. Total marketing funding support from The Coca-Cola Company and other beverage companies, which include direct payments to the Company as well as payments to customers for marketing programs, was $46.5 million and $47.8 million in the first nine months of 2003 and 2002, respectively. In 2003 and 2002, The Coca-Cola Company has offered through its Strategic Growth Initiative an opportunity for the Company to receive additional marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $2.3 million and $1.5 million as a reduction in cost of sales related to the Strategic Growth Initiative during the first nine months of 2003 and 2002, respectively.

S,G&A expenses for the third quarter of 2003 increased by 5.2% compared to the same period in the prior year. S,G&A expenses for the first nine months of 2003 increased 3.3% from the same period in 2002. The increase for the third quarter and first nine months of 2003 was attributable primarily to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans), property and casualty insurance costs and fuel costs. Based on the performance of the Company’s pension plan investments prior to 2003 and lower interest rates, pension expense increased from approximately $6.2 million in 2002 to approximately $9.5 million in 2003. If interest rates at the measurement date on November 30, 2003 are comparable to current interest rates, the Company anticipates that pension expense will further increase in 2004. Property and casualty insurance costs increased by $3.4 million or 32% during the first nine months of 2003 compared to the first nine months of 2002. Fuel costs increased by $1.3 million or 20% during the first nine months of 2003 compared to the first nine months of 2002. The S,G&A line item includes the following: sales management labor costs; costs of distribution from sales distribution centers to customer locations; sales distribution center warehouse costs; point of sale expenses; advertising and marketing expenses; vending equipment repair costs and administrative support labor and operating costs, such as treasury, legal, information services, accounting, internal audit, as well as executive management costs.

Income from operations, for the third quarter and first nine months of 2003 compared to the comparable periods in 2002, declined by $2.1 million and $13.6 million, respectively. The decline in income from operations with relatively flat net sales, was attributable to higher operating expenses driven by increased wage rates, employee benefit costs, fuel costs and property and casualty insurance costs.

Depreciation expense increased approximately $1.0 million for the first nine months of 2003 compared to the first nine months of 2002. The increase in depreciation expense in the first nine months of 2003 was related primarily to amortization of a capital lease for the Company’s Charlotte, North Carolina production/distribution center and increases in capital expenditures. The lease obligation was capitalized at the end of the first quarter of 2002 as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The lease was previously accounted for as an operating lease. The Company anticipates that additions to property, plant and equipment in 2003 will be in the range of $70 million to $75 million and plans to fund such additions through cash flows from operations and its available credit facilities. The Company is in the process of implementing an upgrade of its Enterprise Resource Planning (ERP) computer software systems, which is anticipated to take several years to complete. During the first nine months of 2003, the Company capitalized $4.4 million on the new ERP software project. The Company anticipates using a portion of the new ERP software beginning in 2004.

Interest expense for the third quarter of 2003 of $10.4 million decreased by $1.0 million or 9.1% from the third quarter of 2002. Interest expense for the first nine months of 2003 decreased by $3.8 million or almost 10.6% from the same period in the prior year. The decrease in interest expense is primarily attributable to lower average interest rates on the Company’s outstanding debt. The Company’s overall weighted average interest rate decreased from 5.6% during the first nine months of 2002 to 4.9% during the first nine months of 2003.

The Company’s effective income tax rates for the first nine months of 2003 and 2002 were 19.2% and 40.7%, respectively. During the third quarter of 2003, the Company recorded two adjustments to income tax expense. Based upon an updated assessment of future utilization of net state operating loss carryforwards in conjunction with a reorganization of certain of the Company’s subsidiaries, the Company reduced its valuation allowance related to such carryforwards during the third quarter. The reduction of the valuation allowance reduced income tax expense by $6.5 million in the third quarter. Also, during the third quarter of 2003, the Company decided to terminate several Company-owned life insurance policies resulting in a taxable gain and incremental income tax expense of $1.9 million. There was no gain or loss for financial reporting purposes related to the decision to terminate these life insurance policies. During the second quarter of 2003, the Company recorded a favorable adjustment to its income tax expense of $3.1 million. This adjustment was made upon the completion of a state income tax audit. The Company’s effective tax rate for interim periods reflected expected fiscal year 2003 earnings and the aforementioned adjustments. The Company’s effective income tax rate for the remainder of 2003 is dependent upon operating results and may change if the results for the year are different from current expectations.

Changes in Financial Condition:

Working capital decreased $28.6 million from December 29, 2002 and increased by $153.7 million from September 29, 2002 to September 28, 2003. The significant change in working capital from September 29, 2002 was due to the refinancing of approximately $154.7 million of debt, which was included in current liabilities at the end of the third quarter of 2002. The most significant other change from September 29, 2002 to September 28, 2003 was a reduction in accounts payable to The Coca-Cola Company of $35.9 million which was due to the timing of payments. Certain payments to The Coca-Cola Company for marketing related programs were made during the third quarter of 2003 while these payments were not made until the fourth quarter of 2002.

Working capital decreased by $28.6 million from December 29, 2002 to September 28, 2003. The most significant change was an increase in the current portion of long-term debt of $35 million which relates to a July 2004 maturity on the Company’s term loan from a bank. Other significant changes included a decline in accounts receivable, other of $12.5 million offset by an increase in accounts receivable from The Coca-Cola Company of $11.6 million. The decline in accounts receivable, other was due to the receipt of life insurance proceeds of $6.8 million and a refund of estimated federal income taxes of $4.2 million. The life insurance proceeds related to certain policies covering J. Frank Harrison, Jr., the former Chairman of the Board of Directors of the Company, who passed away in November 2002. The receipt of these proceeds had no impact on the results of operations for the first nine months of 2003. The increase in accounts receivable from The Coca-Cola Company is due to the timing of payments to the Company.

Capital expenditures in the first nine months of 2003 were $48.2 million compared to $34.9 million in the first nine months of 2002.

The Company’s outstanding debt and capital lease obligations were $866.0 million at September 28, 2003 compared to $820.6 million at September 29, 2002. Total debt and capital lease obligations as of September 28, 2003 included debt related to the purchase for $53.5 million of an additional interest in Piedmont on March 28, 2003, as previously discussed.

As of September 28, 2003, the Company’s debt and capital lease obligations had a weighted average interest rate of 4.8% after taking into account the interest rate hedging activities. Before giving effect to forward rate agreements discussed below, approximately 48% of the Company’s debt and capital lease obligations of $866.0 million as of September 28, 2003 was maintained on a floating rate basis and was subject to changes in short-term interest rates. The Company currently has four forward rate agreements that fix the interest rate through 2003 on

$200 million of floating rate debt. After giving effect to the forward rate agreements, approximately 24% of the Company’s debt and capital lease obligations are subject to changes in short-term interest rates through 2003. The Company estimates that interest expense for 2003 will be between $42 million and $43 million, a reduction of between $6 million and $7 million from 2002.

In December 2002, the Company entered into a three-year $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. This revolving credit facility replaced the Company’s $170 million facility that expired in December 2002. This facility contains covenants, which establish ratio requirements related to debt, interest expense and cash flow. On September 28, 2003, there were no amounts outstanding under this facility.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at September 28, 2003, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. As of September 28, 2003, the Company had no amounts outstanding under its lines of credit.

Including the effect of all interest rate hedging agreements, if average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, interest expense for the first nine months of 2003 would have increased by approximately $1.9 million and net income would have been reduced by approximately $1.1 million.

In January 1999, the Company filed a shelf registration relating to up to $800 million of debt and equity securities. The Company has used this shelf registration to issue long-term debt including $250 million in 1999, $150 million in 2002 and $100 million in 2003. The Company currently has up to $300 million available for use under this shelf registration.

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

With regard to the Company’s $120 million term loan, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future.

At September 28, 2003, the Company’s debt ratings were as follows:

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

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, its Chairman of the Board of Directors and Chief Executive Officer, with respect to fiscal year 2002, effective January 1, 2003, under a restricted stock award plan that provides for annual awards of such shares subject to the Company meeting certain performance criteria. The performance criteria were also met with respect to fiscal year 2001.

Sources of capital for the Company include cash flows from operating activities, bank borrowings, issuance of public or private debt and the issuance of equity securities. Management believes that the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

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

The Company has four forward rate agreements for twelve-month terms which fix short-term rates on certain components of the Company’s floating rate debt. One of these forward rate agreements has been accounted for as a cash flow hedge. The other three forward rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these three forward rate agreements was an increase to interest expense of approximately $.1 million during the first nine months of 2003.

In conjunction with the issuance of $100 million twelve-year senior notes in March 2003, the Company entered into certain forward rate agreements to hedge the issuance price. These forward rate agreements were accounted for as a cash flow hedge. The Company received $3.1 million from this cash flow hedge upon settlement, which has been recorded in other comprehensive income, net of tax, and will be amortized as a reduction of interest expense over the life of the related senior notes.

During the first nine months of 2003 and the first nine months of 2002, interest expense was lower due to amortization of the deferred gains on previously terminated interest rate swap agreements by approximately $1.5 million in each period.

CAUTIONARY FORWARD-LOOKING STATEMENTS

This Quarterly Report to Stockholders on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to: potential increases in pension expense in 2004; the Company’s estimate of interest expense for 2003; potential marketing funding support from The Coca-Cola Company; anticipated additions to property, plant and equipment and financing, therefore; the Company’s belief that disposition of certain litigation and claims will not have a material adverse effect; the Company’s expectation of exercising its option to extend certain lease obligations; the timing of the upgrade of its ERP software; management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders; the Company’s intention to refinance short-term debt maturities with currently available lines of credit; the Company’s intention to operate in a manner to maintain its investment grade ratings; the Company’s intention to provide for Piedmont’s future financing requirements; the Company’s belief that parties to certain contractual obligations will perform their obligations under the contracts; management’s belief that a trigger event will not occur under the Company’s term loan; the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under the agreements; the Company’s belief that FIN 46 will not have any significant impact on the Company’s financial statements at this time; the Company’s belief that it will be able to utilize more of its state net operating loss carryforwards and the Company’s introduction of its new Fridge Pack™ with 12-ounce PET bottles.

These statements and expectations are based on the current available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are: lower than expected net pricing resulting from increased marketplace competition; changes in how significant customers market our products; an inability to meet performance requirements for expected levels of marketing funding support payments from The Coca-Cola Company or other beverage companies; reduced marketing and advertising spending by The Coca-Cola Company or other beverage companies; an inability to meet requirements under bottling contracts; the inability of our aluminum can or PET bottle suppliers to meet our demand; material changes from expectations in the cost of raw materials; higher than expected insurance premiums; lower than anticipated return on pension plan assets; higher than anticipated health care costs; higher than expected fuel prices; unfavorable interest rate fluctuations; adverse weather conditions; terrorist attacks, war or other civil disturbances; changes in financial markets; changes in the Company’s public debt ratings and an inability to meet projections in acquired bottling territories.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Control and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

4.1	Waiver, as of October 24, 2003, of certain provisions of the $125,000,000 Credit Agreement, dated as of December 20, 2002, between the Company and Citibank, N.A., as Administrative Agent, and other banks named therein.

4.2	The Registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 25, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended June 29, 2003.

On August 8, 2003, the Company filed a Current Report on Form 8-K relating to the appointment of a new member to the Board of Directors.

On September 5, 2003, the Company filed a Current Report on Form 8-K relating to the issuance of the Report to Stockholders for the period ended June 29, 2003.

On October 27, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended September 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: November 12, 2003	By:	/s/ David V. Singer

David V. Singer Principal Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer