Form 10-K
period 2003-12-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2004-03-11
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Common Stock, $l.00 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Market Value as of June 27, 2003
Common Stock, $l.00 Par Value	$258,017,058
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 3, 2004
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,420,752

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2004 Annual Meeting of Stockholders.	Part III, Items 10-14

Part I

Item 1.    Business

Introduction and Recent Developments

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (the “Company”), produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia (“The Coca-Cola Company”). The Company was incorporated in 1980, and its predecessors have been in the soft drink manufacturing and distribution business since 1902.

The Company has grown significantly since 1984. In 1984, net sales were approximately $130 million. In 2003 net sales were approximately $1.2 billion. The Company’s bottling territory was concentrated in North Carolina prior to 1984. A series of acquisitions since 1984 has significantly expanded the Company’s bottling territory. The most significant transactions since 1993 were as follows:

•	July 2, 1993—Piedmont Coca-Cola Bottling Partnership (“Piedmont”) was formed. Piedmont is an entity originally owned equally by the Company and The Coca-Cola Company through their respective subsidiaries. Piedmont distributes and markets soft drink products, primarily in parts of North Carolina and South Carolina. The Company sold and contributed certain territories to Piedmont upon formation. The Company currently provides part of the finished product requirements for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

•	June 1, 1994—The Company executed a management agreement with South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement.

•	January 2, 2002—The Company purchased for $10.0 million an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont were consolidated with those of the Company beginning in the first quarter of 2002.

•	March 28, 2003—The Company purchased 50% of The Coca-Cola Company’s remaining interest in Piedmont for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont from 54.651% to 77.326%.

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

On February 27, 2004, The Coca-Cola Company had a 27.4% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis. J. Frank Harrison, III and Reid M. Henson (as trustee of certain trusts) are parties to a Voting Agreement and Irrevocable Proxy with The Coca-Cola Company pursuant to which, among other things, Mr. Harrison, III has been granted an Irrevocable Proxy for life concerning the shares of Common Stock and Class B Common Stock owned by The Coca-Cola Company. As of March 3, 2004, Mr. Harrison, III owned or controlled approximately 92% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

In its soft drink operations, the Company holds Bottle Contracts and Allied Bottle Contracts under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including

Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, diet Coke with lemon, diet Coke with lime, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Vanilla Coke, diet Vanilla Coke, TAB, Sprite, diet Sprite, Sprite Remix, Mello Yello, diet Mello Yello, Mello Yello Cherry, Mr. PiBB, sugar free Mr. PiBB, Barq’s Root Beer, diet Barq’s Root Beer, Fresca, Fanta flavors, Seagrams’ products, Minute Maid orange and diet Minute Maid orange.

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

The Company’s principal soft drink is Coca-Cola classic. In each of the last three fiscal years, sales of products under the Coca-Cola trademark have accounted for more than half of the Company’s soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 91% of the Company’s soft drink sales volume during 2003.

Beverage Agreements

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce and market The Coca-Cola Company’s soft drinks in bottles, cans and five gallon, pressurized pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages and other trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produces the soft drink known as “Coca-Cola classic” and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company’s right to use in its territories the tradenames and trademarks, such as “Coca-Cola classic” and their associated patents, copyrights, designs and labels, which are owned by The Coca-Cola Company. The Company has similar arrangements with Dr Pepper/Seven-Up, Inc. and other beverage companies.

Bottle Contracts.    The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the “Bottle Contracts”) which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, diet Coke with lemon, diet Coke with lime, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Vanilla Coke and diet Vanilla Coke (together, the “Coca-Cola Trademark Beverages”) from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and refillable and nonrefillable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company. The Company cannot sell Coca-Cola Trademark Beverages outside of its territories.

The price The Coca-Cola Company charges for concentrate and syrup under the Bottle Contracts is set by The Coca-Cola Company from time to time. Except as provided in the Supplementary Agreement described below, there are no limitations on prices for concentrate or syrup. Consequently, the prices at which the Company purchases concentrates and syrup under the Bottle Contracts may vary materially from the prices it has paid during the periods covered by the financial information included in this report.

Under the Bottle Contracts, the Company is obligated:

•	to maintain such plant, equipment, staff and distribution facilities as are required for the manufacture, packaging and distribution of the Coca-Cola Trademark Beverages in authorized containers, and in sufficient quantities to satisfy fully the demand for these beverages in its territories;

•	to undertake adequate quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company;

•	to develop, stimulate and satisfy fully the demand for Coca-Cola Trademark Beverages and to use all approved means, and to spend such funds on advertising and other forms of marketing, as may be reasonably required to meet that objective; and

•	to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company.

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

The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing. As it has in the past, The Coca-Cola Company may contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs which require mutual cooperation and financial support of the Company. The future levels of marketing funding support and promotional funds provided by The Coca-Cola Company may vary materially from the levels provided during the periods covered by the financial information included in this report.

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

The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include:

1)	the Company’s insolvency, bankruptcy, dissolution, receivership or similar conditions;

2)	the Company’s disposition of any interest in the securities of any bottling subsidiary without the consent of The Coca-Cola Company;

3)	termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company;

4)	any material breach of any obligation occurring under the Bottle Contracts (including, without limitation, failure to make timely payment for any concentrate or syrup or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products) that remains uncured for 120 days after notice by The Coca-Cola Company;

5)	producing, manufacturing, selling or dealing in any “Cola Product,” as defined, or any concentrate or syrup which might be confused with those of The Coca-Cola Company;

6)	selling any product under any trade dress, trademark or tradename or in any container that is an imitation of a trade dress or container in which The Coca-Cola Company claims a proprietary interest; and

7)	owning any equity interest in or controlling any entity which performs any of the activities described in (5) or (6) above.

In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described elsewhere herein.

The Company is prohibited from assigning, transferring or pledging its Bottle Contracts or any interest therein, whether voluntarily or by operation of law, without the prior consent of The Coca-Cola Company. Moreover, the Company may not enter into any contract or other arrangement to manage or participate in the management of any other Coca-Cola bottler without the prior consent of The Coca-Cola Company.

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

Supplementary Agreement.    The Company and The Coca-Cola Company are also parties to a Supplementary Agreement (the “Supplementary Agreement”) that modifies some of the provisions of the Bottle Contracts. The Supplementary Agreement provides that The Coca-Cola Company will:

•	exercise good faith and fair dealing in its relationship with the Company under the Bottle Contracts;

•	offer marketing funding support and exercise its rights under the Bottle Contracts in a manner consistent with its dealings with comparable bottlers;

•	offer to the Company any written amendment to the Bottle Contracts (except amendments dealing with transfer of ownership) which it offers to any other bottler in the United States; and

•	subject to certain limited exceptions, sell syrups and concentrates to the Company at prices no greater than those charged to other bottlers which are parties to contracts substantially similar to the Bottle Contracts.

The Supplementary Agreement permits transfers of the Company’s capital stock that would otherwise be limited by the Bottle Contracts.

Allied Bottle Contracts.    The Company is a party to other contracts with The Coca-Cola Company (the “Allied Bottle Contracts”) which grant similar exclusive rights to the Company with respect to the distribution of TAB, Sprite, diet Sprite, Sprite Remix, Mello Yello, diet Mello Yello, Mello Yello Cherry, Mr. PiBB, sugar free Mr. PiBB, Barq’s Root Beer, diet Barq’s Root Beer, Fresca, Fanta flavors, Seagrams’ products, Minute Maid orange and diet Minute Maid orange (the “Allied Beverages”) for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of ten years and is renewable by the Company for an additional ten years at the end of each ten-year period, but is subject to termination in the event of (1) the Company’s insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company’s Bottle Contracts covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contracts that remains uncured for 120 days after notice by The Coca-Cola Company.

Noncarbonated Beverage Contracts.    The Company purchases and distributes certain noncarbonated beverages such as isotonics, teas and juice drinks in finished form from The Coca-Cola Company, and produces, markets and distributes Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Contracts”). The Noncarbonated Beverage Contracts contain provisions that are similar to the Bottle Contracts and Allied Bottle Contracts with respect to authorized containers, planning and related matters, but the Noncarbonated Beverage Contracts also have certain significant differences. Unlike the Bottle Contracts and Allied Bottle Contracts, which grant the Company exclusivity in the distribution of the respective beverages in the territory, the Noncarbonated Beverage Contracts grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to the Company’s right of first refusal, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the Company’s territory where noncarbonated beverages are consumed on-premise, including restaurants. The Coca-Cola Company must pay the Company certain fees in the event of such commissary sales. Also, under the Noncarbonated Beverage Contracts, the Company may not sell other beverages in the same product category. The Coca-Cola Company establishes the pricing the Company must pay for the noncarbonated beverages or, in the case of Dasani, the concentrate. The Coca-Cola Company has no rights under the Noncarbonated Beverage Contracts to establish the resale prices at which the Company sells its products. Each of the Noncarbonated Beverage Contracts has a term of ten or fifteen years and is renewable by the Company at the end of each term.

Post-Mix Rights.    The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups (“post-mix syrup”) of The Coca-Cola Company. In 2003, total post-mix net sales were $65.5 million.

Other Bottling Agreements.    The bottling agreements from most other soft drink franchisers are similar to those described above in that they are renewable at the option of the Company and the franchisers. The price the franchisers may charge for syrup or concentrate is set by the franchisers from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 9% of the Company’s sales for fiscal year 2003. The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisers other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company’s business.

Markets and Production and Distribution Facilities

As of February 1, 2004, the Company held bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is approximately 18.2 million.

As of February 1, 2004, the Company operated in seven principal geographical regions. Certain information regarding each of these markets follows:

1. North Carolina.    This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas.

The region has an estimated population of 8.0 million. A production/distribution facility is located in Charlotte and 17 sales distribution facilities are located in the region.

2. South Carolina.    This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has an estimated population of 3.3 million. There are nine sales distribution facilities in the region.

3. South Alabama.    This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has an estimated population of .9 million. A production/distribution facility is located in Mobile and four sales distribution facilities are located in the region.

4. South Georgia.    This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus and surrounding areas and a portion of the Florida Panhandle. This region has an estimated population of 1.0 million. There are five sales distribution facilities located in the region.

5. Middle Tennessee.    This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 2.1 million. A production/distribution facility is located in Nashville and four sales distribution facilities are located in the region.

6. Western Virginia.    This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.5 million. A production/distribution facility is located in Roanoke and five sales distribution facilities are located in the region.

7. West Virginia.    This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has an estimated population of 1.4 million. There are eight sales distribution facilities located in the region.

The Company owns 100% of the operations in each of the regions previously listed except for portions of North Carolina and South Carolina that are owned by Piedmont.

On June 1, 1994, the Company executed a management agreement with SAC, a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a ten-year management agreement that expires in May 2004. The Company anticipates the management agreement will be extended on terms comparable to the current agreement. Management fees earned from SAC were $1.3 million, $1.3 million and $1.2 million in 2003, 2002 and 2001, respectively. SAC’s two PET bottling lines supply a portion of the Company’s and Piedmont’s volume requirements for finished products in PET containers. The Company has executed member purchase agreements with SAC that require minimum annual purchases of canned product, 20-ounce PET product, 2 liter PET product and 3 liter PET product by the Company of approximately $40 million. Purchases from SAC by the Company and Piedmont for finished products were $105 million, $110 million and $110 million in 2003, 2002 and 2001, respectively.

In addition to producing bottled and canned soft drinks for the Company’s bottling territories, each production facility also produces some products for sale to other Coca-Cola bottlers. With the exception of the Company’s production of soft drink products for Piedmont, this contract production is currently not a material portion of the Company’s total production volume.

Raw Materials

In addition to concentrates obtained by the Company from The Coca-Cola Company and other concentrate companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, plastic bottles, cans, closures, pre-mix containers and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweeteners, cans, carbon dioxide and plastic bottles, the Company purchases its raw materials from multiple suppliers.

The Company purchases substantially all of its plastic bottles (20-ounce, half liter, 390 ml, 2 liter and 3 liter sizes) from manufacturing plants which are owned and operated by two cooperatives of Coca-Cola bottlers, including the Company.

None of the materials or supplies used by the Company are in short supply, although the supply of specific materials (including plastic bottles, which are formulated using petroleum-based products) could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.

Marketing

The Company’s soft drink products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2003, approximately 70% of the Company’s physical case volume was sold for future consumption. The remaining volume of approximately 30% was sold for immediate consumption, primarily through dispensing machines, owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 11% of the Company’s total sales volume. All of the Company’s sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions in the last three years include diet Coke with lemon, Minute Maid Light, Fanta flavors, Sprite Remix, Vanilla Coke and diet Vanilla Coke. New packaging introductions include Fridge Pack™ cans, double Fridge Pack™ cans, Fridge Pack™ 12-ounce PET bottles and 390 ml PET bottles. New product introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw materials costs.

After new package introductions in recent years, the Company sells its soft drink products primarily in nonrefillable bottles and cans, in varying proportions from market to market. There may be as many as nineteen different packages for Coca-Cola classic within a single geographical area. Physical unit sales of soft drinks during 2003 were approximately 51% cans, 48% nonrefillable bottles and 1% pre-mix.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company’s soft drinks. The Coca-Cola Company and Dr Pepper/Seven-Up, Inc. (“Beverage Companies”) make substantial expenditures on advertising in the Company’s territories. The Company has also benefited from national advertising programs conducted by the Beverage Companies. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company’s soft drink products. Historically, these expenses have been partially offset by marketing funding support which the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding support in the future.

The substantial outlays which the Company makes for marketing and merchandising programs are generally regarded as necessary to maintain or increase sales volume, and any significant curtailment of marketing funding support provided by the Beverage Companies for marketing programs which benefit the Company could have a material effect on the business and financial results of the Company.

Seasonality

Sales are somewhat seasonal, with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demands during these peak periods. Sales volume can be impacted by weather conditions.

Competition

The soft drink industry is highly competitive. The Company’s competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, as well as similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of private brand soft drinks. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown and/or 7-Up products. The Company’s products also compete with, among others, noncarbonated beverages and citrus and noncitrus fruit drinks.

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

As a manufacturer, distributor and seller of beverage products of The Coca-Cola Company and other soft drink manufacturers in exclusive territories, the Company is subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers such as the Company may have an exclusive right to manufacture, distribute and sell a soft drink product in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. The Company believes that there is such substantial and effective competition in each of the exclusive geographic territories in the United States in which the Company operates.

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

Environmental Remediation

The Company does not currently have any material capital expenditure commitments for environmental compliance or environmental remediation for any of its properties. The Company does not believe that compliance with federal, state and local provisions that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on its capital expenditures, earnings or competitive position.

Employees

As of February 1, 2004, the Company had approximately 5,500 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, was approximately 6,100.

Less than 10% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering less than 1% of the Company’s employees expire during 2004.

Exchange Act Reports and Code of Ethics for Senior Financial Officers

The Company makes available free of charge through its Internet website, www.cokeconsolidated.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its Internet website its Code of Ethics for Senior Financial Officers. The information provided on the Company’s website is not part of this report and is therefore not incorporated herein by reference.

Item 2.    Properties

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 52 sales distribution centers. The Company owns two production/distribution facilities and 48 sales distribution centers, and leases its corporate headquarters, two other production/distribution facilities and four sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from an affiliate for a ten-year term expiring December, 2008. Total rental payments for these facilities were $2.8 million in 2003.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from an affiliate for a ten-year term expiring in December 2010. Rental payments under this lease totaled $2.7 million in 2003.

The Company also leases its 306,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2009. Rent expense under this lease totaled $.4 million in 2003.

The Company’s other real estate leases are not material.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production centers as of March 1, 2004 is indicated below:

Production Facilities

Location	Percentage Utilization *
Charlotte, North Carolina	67%
Mobile, Alabama	50%
Nashville, Tennessee	57%
Roanoke, Virginia	60%

*	Estimated 2004 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are transported to sales distribution facilities for storage pending sale. During 2003, the Company closed four sales distribution facilities, incorporating their operations into other existing distribution facilities. The number of sales distribution facilities by market area as of February 1, 2004 was as follows:

Sales Distribution Facilities

Region	Number of Facilities
North Carolina	17
South Carolina	9
South Alabama	4
South Georgia	5
Middle Tennessee	4
Western Virginia	5
West Virginia	8

Total	52

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 3,800 vehicles in the sale and distribution of its soft drink products, of which approximately 1,600 are route delivery trucks. In addition, the Company owns approximately 225,000 soft drink dispensing and vending machines for the sale of its products in its bottling territories.

Item 3.    Legal Proceedings

There are various lawsuits and claims pending against the Company arising in the ordinary course of its business. The Company believes that any losses that may arise from these lawsuits or claims will not have a material adverse effect on the financial condition or results of operation of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2003.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of names and ages of all the executive officers of the Company as of March 1, 2004, indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 49, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Finance Committee and Chairman of the Executive Committee.

WILLIAM B. ELMORE, age 48, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain since July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996. Mr. Elmore is a member of the Executive Committee and Chairman of the Retirement Benefits Committee.

ROBERT D. PETTUS, JR., age 59, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in January 1997. Mr. Pettus was previously Vice President, Human Resources, a position he held since September 1984.

DAVID V. SINGER, age 48, is Executive Vice President and Chief Financial Officer, a position to which he was appointed in January 2001. He was previously Vice President and Chief Financial Officer, a position he had held since October 1987.

CLIFFORD M. DEAL, III, age 42, is Vice President, Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997. From November 1993 to November 1995 he was Manager of Tax Accounting.

NORMAN C. GEORGE, age 48, is Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

RONALD J. HAMMOND, age 48, is Vice President, Supply Chain, a position he was appointed to in January 2001. Prior to that he was Vice President, Manufacturing, a position he had held since September 1999. Before joining the Company, he was Vice President, Operations, Asia Pacific at Pepsi-Cola International, where he was an employee since 1981.

KEVIN A. HENRY, age 36, is Vice President, Human Resources, a position he has held since February 2001. Prior to joining the Company he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that he was Director, Human Resources, at Office Depot Inc. since December 1994.

UMESH M. KASBEKAR, age 46, is Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

C. RAY MAYHALL, JR., age 56, is Senior Vice President, Sales, a position he was appointed to in September 2001. Prior to that he was Vice President, Distribution and Technical Services, a position he was appointed to in December 1999. Prior to that he was Regional Vice President, Sales, a position he had held since November 1992.

LAUREN C. STEELE, age 49, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

STEVEN D. WESTPHAL, age 49, is Vice President and Controller of the Company, a position he has held since November 1987.

JOLANTA T. ZWIREK, age 48, is Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was Vice President and Chief Technology Officer for Bank One during a portion of 1999. Prior to that, she was a Senior Director in the Information Services organization at McDonald’s Corporation, where she was an employee since 1984.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Fiscal Year
	2003		2002
	High	Low	High	Low
First quarter	$70.45	$46.80	$50.10	$37.24
Second quarter	66.80	48.55	52.09	42.30
Third quarter	58.92	49.25	52.05	41.30
Fourth quarter	55.85	49.75	63.06	46.02

The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 2002 and 2003.

Pursuant to the Company’s Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock.

The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 3, 2004, was 3,573 and 12, respectively.

On March 3, 2004, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company’s stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

Item 6.    Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended December 28, 2003. The data for the five years ended December 28, 2003 is derived from audited financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Introduction and Recent Developments” section in Item 1 hereof.

Selected Financial Data*

	Fiscal Year
In Thousands (Except Per Share Data)	2003	2002**	2001	2000***	1999
Summary of Operations
Net sales	$1,210,765	$1,198,335	$958,859	$938,684	$916,544

Cost of sales	625,448	619,137	514,358	489,524	505,889
Selling, general and administrative expenses	422,456	407,145	306,106	312,279	278,555
Depreciation expense	76,485	76,075	66,134	64,751	60,567
Provision for impairment of property, plant and equipment			947	3,066
Amortization of intangibles	3,105	2,796	15,296	14,712	13,734
Restructuring expense					2,232

Total costs and expenses	1,127,494	1,105,153	902,841	884,332	860,977

Income from operations	83,271	93,182	56,018	54,352	55,567
Interest expense	41,914	49,120	44,322	53,346	50,581
Gain on sale of bottling territory				8,829
Minority interest	3,297	5,992

Income before income taxes	38,060	38,070	11,696	9,835	4,986
Income taxes	7,357	15,247	2,226	3,541	1,745

Net income	$30,703	$22,823	$9,470	$6,294	$3,241

Basic net income per share	$3.40	$2.58	$1.08	$.72	$.38

Diluted net income per share	$3.40	$2.56	$1.07	$.71	$.37

Cash dividends per share:
Common	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding	9,043	8,861	8,753	8,733	8,588
Weighted average number of common shares outstanding—assuming dilution	9,043	8,921	8,821	8,822	8,708
Year-End Financial Position
Total assets	$1,349,920	$1,353,525	$1,064,459	$1,062,097	$1,108,392

Portion of long-term debt payable within one year	78	31	56,708	9,904	28,635

Current portion of obligations under capital leases	1,337	1,120	1,364	3,325	4,483

Obligations under capital leases	44,226	44,906	1,060	1,774	4,468

Long-term debt	802,639	807,725	620,156	682,246	723,964

Stockholders’ equity	52,472	32,867	17,081	28,412	30,851

*	See Management’s Discussion and Analysis and accompanying notes to consolidated financial statements for additional information.
**	On January 2, 2002, the Company purchased an additional interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to more than 50%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method for 2001 and prior years. In addition, the Company adopted the provisions of SFAS No. 142 at the beginning of 2002, which resulted in goodwill and intangible assets with indefinite useful lives no longer being amortized.
***	In September 2000, the Company sold a bottling territory which represented approximately 3% of the Company’s 2000 sales volume.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s financial statements and the accompanying footnotes. M,D&A includes the following sections:

•	Our Business—a general description of the Company’s business.

•	Overview—a summary of key information concerning the financial results for 2003 and changes from 2002.

•	Discussion of Critical Accounting Policies—a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and require critical judgments and estimates.

•	Results of Operations—an analysis of the Company’s results of operations for the three years presented in the financial statements.

•	Financial Condition—an analysis of the Company’s financial condition as of the end of the last two years presented in the financial statements.

•	Liquidity and Capital Resources—an analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

OUR BUSINESS

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is currently the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. The Company had net sales of over $1.2 billion in 2003.

OVERVIEW

The following overview provides a summary of key information concerning the Company’s financial results for fiscal year 2003 and changes from fiscal year 2002.

Net Income

The Company reported net income of $30.7 million or $3.40 per basic share in 2003 compared with net income of $22.8 million or $2.58 per basic share in 2002. Lower interest expense and minority interest expense in 2003 offset a $9.9 million decline in income from operations, resulting in income before income taxes in 2003 of $38.1 million, unchanged from 2002. Significant favorable income tax expense adjustments in 2003 led to an effective tax rate of 19% in 2003 versus 40% in 2002.

Significant Items Which Impacted Net Income

2003

Net income in 2003 was favorably impacted by $.9 million as a result of changes in certain benefit programs. The Company also recorded several adjustments, primarily resulting from a reduction in the valuation allowance for the Company’s deferred tax assets as a result of the completion of a state tax audit and a reorganization of the Company’s subsidiaries, which reduced income tax expense by $8.6 million.

2002

Net income in 2002 was favorably impacted by the reversal of an accrual of approximately $2.3 million related to a retirement benefit payable to J. Frank Harrison, Jr., the former Chairman of the Board of Directors of the Company, who passed away in November 2002. As a partial offset, net income was reduced by approximately $1.3 million due to the termination of two interest rate hedging agreements in the fourth quarter.

Operations

Net sales and gross margin increased by approximately 1% in 2003 compared to the prior year. Bottle/can volume decreased by approximately 2% while average revenue per case increased by 2.1%. The decline in bottle/can volume resulted primarily from:

•	The introduction of fewer new brands and packaging in 2003 than in 2002;

•	Certain large customers promoting the Company’s products less aggressively;

•	Difficult economic conditions in certain portions of the Company’s territories; and

•	Unusually cool and wet weather during key holiday periods and summer months.

The soft drink industry has seen a rapid increase in the number of brand and package combinations over the past few years as a result of changing consumer tastes combined with slowing industry-wide volume growth rates.

Average revenue per case increased in 2003 as the Company focused on maintaining gross margins while offsetting increases in raw material costs. The Company anticipates further selling price increases in 2004 in order to offset a significant projected increase in the cost of aluminum cans and to maintain its gross margins.

Selling, general and administrative (“S,G&A”) expenses increased only 3.8% in 2003 compared to the prior year despite significant increases in pension expense, fuel costs and property and casualty insurance costs. Over the last two years, the Company has converted the majority of its distribution system from a conventional sales method to a pre-sell method in which sales personnel either visit or call a customer to determine the customer’s requirements for their order. This pre-sell method has enabled the Company to add a significant number of new product and package combinations and provides the capacity to add additional product offerings in the future. In addition, the Company closed four sales distribution centers in 2003 as part of a multi-year effort to reduce overall costs and improve productivity. The combination of fewer sales distribution centers and the use of the pre-sell sales method will enable the Company to make its distribution network more efficient over time.

Income from operations in 2003 declined by $9.9 million or 10.6% compared to 2002 as modest increases in net sales and gross margin were not sufficient to offset higher S,G&A expenses.

Interest expense decreased by $7.2 million or 14.7% in 2003 primarily due to lower average interest rates. Minority interest expense declined by $2.7 million in 2003 due to the purchase by the Company of an additional interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) in March 2003.

Financial Condition

Over the past several years, the Company has been focused on decreasing financial leverage primarily by reducing its outstanding debt and capital lease obligations. During 2003, debt and capital lease obligations declined by $5.5 million despite the purchase of an additional interest in Piedmont in March 2003 for $53.5 million.

Another key performance indicator the Company uses to monitor its financial health is the ratio of income from operations divided by interest expense, which improved from 1.90 in 2002 to 1.99 in 2003. The improvement in this ratio resulted primarily from lower debt balances and a reduction in interest rates. The Company anticipates further reduction in debt and capital lease obligations in 2004.

Basis of Presentation

The statements of operations, statements of cash flows and the consolidated balance sheets for the years ending December 28, 2003 and December 29, 2002 include the consolidated operations of the Company and its majority owned subsidiaries including Piedmont. Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.674% for the last three quarters of 2003, 45.349% for the first quarter of 2003 and all of 2002 and 50% in 2001 and prior years. Due to the increase in the Company’s ownership in Piedmont resulting from the additional interest purchased on January 2, 2002, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method for 2001 and prior years. Generally accepted accounting principles require that results for 2001 be presented on an historical basis with the Company’s investment in Piedmont accounted for under the equity method of accounting. Management’s discussion and analysis for 2002 compared to 2001 compares actual 2002 results to pro forma 2001 results assuming that Piedmont had been consolidated in 2001.

Significant Events of Prior Years

On June 1, 1994, the Company executed a management agreement with South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. The cooperative consists solely of Coca-Cola bottlers. SAC produces bottle and can product for its members. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to a ten-year management agreement. This management agreement expires in May 2004. The Company anticipates negotiating a new agreement with SAC on terms substantially comparable to the current arrangement.

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. The Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont at December 30, 2001. As discussed below, the Company has increased its ownership interest in Piedmont since December 30, 2001 to 77.326% and The Coca-Cola Company’s ownership in Piedmont has been reduced to 22.674%.

Acquisitions

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company for $53.5 million. This transaction in 2003 increased the Company’s ownership interest in Piedmont to 77.326%. The Company recorded $19.7 million of franchise rights and $5.2 million related to customer relationships in connection with these acquisitions of additional interests in Piedmont.

As of December 28, 2003, The Coca-Cola Company owned 27.4% of the Company’s outstanding Common Stock and Class B Common Stock on a combined basis and had a 22.674% interest in Piedmont.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”

(“EITF 02-16”), addressing the recognition and income statement classification of various considerations given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer’s income statement, unless certain criteria are met. EITF 02-16 was effective for the first quarter of 2003. Previously, the Company classified marketing funding support received from The Coca-Cola Company and other beverage companies as an adjustment to net sales. In accordance with EITF 02-16, the Company began classifying marketing funding support as a reduction of cost of sales in the first quarter 2003. The application of EITF 02-16 did not have a significant impact on results of operations. Prior year amounts have been reclassified to conform to the current year presentation.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. Application of FIN 46 is required in the Company’s financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 28, 2003. The Company has determined that it does not have any arrangements or relationships with special-purpose entities. Application of FIN 46 for all other types of variable interest entities is required for the Company effective March 28, 2004. The Company anticipates that application of FIN 46 will not have a significant impact on its financial statements at this time.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” that requires additional financial statement disclosures for defined benefit plans. This revised statement replaces existing FASB disclosure requirements for defined benefit plans. The revised standard requires more disclosure about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company has adopted these disclosure provisions beginning with its 2003 year-end financial reporting.

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

The Company has not made changes in any critical accounting policies during 2003. The Company changed its estimate relating to the realizability of certain income tax assets during the second quarter and third quarter of 2003 as discussed below. Any significant changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making any change.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

The Company’s review of potential bad debts considers the specific industry a particular customer operates in, such as supermarket retailers, convenience stores and mass merchandise retailers, and the general economic conditions that currently exist in that specific industry. We then consider the effects of concentration of credit risk in a specific industry and for specific customers within that industry.

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

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value and the Company recognizes an impairment loss.

Franchise Rights

The Company considers franchise rights with The Coca-Cola Company and other franchisers to be indefinite lived because the agreements are perpetual or, in situations where agreements are not perpetual, the Company anticipates the agreements will continue to be renewed upon expiration. The cost of renewals is minimal and the Company has not had any renewals denied. The Company considers franchise rights as indefinite lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and therefore, does not amortize the value of such assets. Instead, franchise rights are tested at least annually for impairment.

Impairment Testing of Franchise Rights and Goodwill

The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company completed its annual impairment test for 2003 in the third quarter.

For the annual impairment analysis of franchise rights, the fair value for the Company’s acquired franchise rights is estimated using a multi-period excess earnings approach. This approach involves projecting future earnings, discounting those estimated earnings using an appropriate discount rate and subtracting a contributory charge for net working capital, property, plant and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to franchise rights. The present value of the excess earnings attributable to franchise rights is their estimated fair value and is compared to the carrying value on an aggregate basis. Based on this analysis, there was no impairment of our recorded franchise rights in 2003. The projection of earnings includes a number of assumptions such as projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the excess earnings attributable to franchise rights could materially impact the fair value estimate.

For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the enterprise using an average of three different approaches:

•	Market value, using the Company’s stock price plus outstanding debt and minority interest;

•	Discounted cash flow analysis; and

•	Multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the enterprise is then compared to the Company’s carrying amount including goodwill. If the estimated fair value of the Company exceeds its carrying amount, goodwill will be considered not impaired and the second step of the SFAS No. 142 impairment test will not be necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test will be performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of our recorded goodwill in 2003. The discounted cash flow analysis includes a number of assumptions such as projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimate of the enterprise.

Deferred Tax Assets

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period in which such determination was made. A reduction in the valuation allowance and corresponding adjustment to income may be required if the likelihood of realizing existing deferred tax assets were to increase. The Company regularly reviews the realizability of deferred tax assets and initiates a review when significant changes in the Company’s business occur.

The Company’s valuation allowance of $16.8 million at December 28, 2003 relates principally to state net operating loss carryforwards. During the second and third quarters of 2003, the Company adjusted its valuation allowance related to certain deferred tax assets. During the second quarter of 2003, the Company reduced its valuation allowance upon the completion of a state income tax audit which resulted in a favorable adjustment to income tax expense of $3.1 million. During the third quarter of 2003, in conjunction with a reorganization of certain of the Company’s subsidiaries and corresponding assessment of the Company’s ability to utilize certain state net operating loss carryforwards, the Company reduced its valuation allowance related to such carryforwards. This reduction in the valuation allowance reduced income tax expense by $6.5 million in the third quarter.

Pension and Postretirement Benefits Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees who meet eligibility requirements. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover, age at retirement and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. In 2003, the discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s nonunion pension plans decreased to 6.25% from 7.00% in 2002 due to declining interest rates for long-term corporate bonds, which serve as the benchmark for determination of the discount rate. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these nonunion pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date.

A .25% increase or decrease in the discount rate assumption at the beginning of fiscal year 2003 would have impacted the projected benefit obligation and net periodic pension cost as follows:

Impact on	.25% Increase	.25% Decrease
In Thousands
Projected benefit obligation at December 28, 2003	$(6,371)	$6,797
Net periodic pension cost in 2003	(930)	989

The weighted average expected long-term rate of return of plan assets was reduced from 9.0% for 2002 to 8.0% for determination of 2003 pension expense. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments.

The Company sponsors a postretirement health care plan for employees meeting specified qualifying criteria. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the net periodic postretirement benefit cost and postretirement benefit obligation for this plan. These factors include assumptions about the discount rate and the expected growth rate for the cost of health care benefits. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected liability under this plan. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. In 2003, the discount rate used in the actuarial estimates for the Company’s postretirement health care plan decreased to 6.00% from 6.75% in 2002 due to declining interest rates for long-term corporate bonds.

The discount rate assumption, the annual health care cost trend and the ultimate trend rate for health care costs are key estimates which can have a significant impact on the net periodic postretirement benefit cost and postretirement obligation in future periods. The Company annually determines the health care cost trend based on recent actual medical trend experience and projected experience for the following year.

A .25% increase or decrease in the discount rate assumption at the beginning of fiscal year 2003 would have impacted the projected benefit obligation and net periodic postretirement benefit cost as follows:

Impact on	.25% Increase	.25% Decrease
In Thousands
Postretirement benefit obligation at December 28, 2003	$(1,246)	$1,306
Net periodic postretirement benefit cost in 2003	(113)	119

A 1.0% increase or decrease in the annual health care cost trend for 2003 would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:

Impact on	1.0% Increase	1.0% Decrease
In Thousands
Postretirement benefit obligation at December 28, 2003	$5,857	$(5,122)
Net periodic postretirement benefit cost in 2003	523	(456)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The postretirement benefit obligation as of December 28, 2003 and the net periodic postretirement benefit cost in 2003 do not reflect the effects of the Act since enactment occurred after the Company’s postretirement plan measurement date of September 30, 2003. The Company has not determined what, if any, impact the Act will have on the Company’s costs for future postretirement benefits.

RESULTS OF OPERATIONS

2003 Compared to 2002

Net Income

The Company reported net income of $30.7 million or $3.40 per basic share for fiscal year 2003 compared with net income of $22.8 million or $2.58 per basic share for fiscal year 2002. Significant items which impacted net income during 2003 and 2002 are discussed in the “Overview” section.

Net Sales and Gross Margin

The Company’s net sales increased approximately 1% in 2003 compared to 2002. This increase in net sales reflected growth in average revenue per case and contract sales, which more than offset an approximate 2% decline in bottle/can volume. For 2003, average revenue per case increased by 2.1% compared to 2002. Some of the factors contributing to the decline in bottle/can volume in 2003 are discussed below:

•	While 2002 saw the introduction of numerous new brands and packages, there were not as many new product introductions during 2003. Brand and package introductions during 2003 included Sprite Remix, 12-ounce PET bottles in Fridge Pack™ for future consumption channels and a 390 ml PET bottle package for immediate consumption channels. New brands and packaging in 2002 included Vanilla Coke, diet Vanilla Coke, diet Cherry Coke, Fanta flavors, the Dasani Fridge Pack™, Minute Maid Lemonade, Minute Maid Pink Lemonade and the full rollout of Fridge Pack™ cans in all of the Company’s territories. New brands and packaging usually stimulate consumer demand resulting in increased sales. The short-term increase in sales from new brands and packages generally exceeds sustained growth as evidenced during 2003.

•	Some of the Company’s largest customers are chain grocery stores. During 2003, certain chain grocery store customers were less aggressive in their promotion of the Company’s products resulting in volume declines for those customers. The Company believes that some of the volume declines in these chains are offset by higher volume in other retail outlets that more aggressively promoted the Company’s products.

•	General economic conditions also impacted the Company’s results during 2003. Higher unemployment levels, particularly in certain areas of North Carolina, negatively impacted the Company’s sales channel that includes manufacturing plants, where volume for the year declined.

•	Operating results for 2003 were also adversely affected by unusually cool and wet weather throughout much of the Company’s territory during the key Memorial Day holiday period, the early weeks of June and most of July and August.

•	Noncarbonated beverages, which include bottled water, juices and isotonics, grew at a much slower rate in 2003 than in the past several years and comprised 10.5% of the Company’s total sales volume in 2003 compared to 10.0% in 2002.

Contract sales to other Coca-Cola bottlers, which totaled $69.2 million in 2003, increased by 13% during 2003 compared to 2002. Sales to other bottlers allowed the Company to achieve a higher utilization of its production facilities, thus improving overall efficiency of operations.

As previously discussed, the Company adopted the provisions of EITF 02-16 at the beginning of 2003. As a result, the Company has recorded marketing funding support from The Coca-Cola Company and other beverage companies as a reduction in cost of sales. Prior year marketing funding support was reclassified from net sales to cost of sales to conform to the current year presentation.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2003 and 2002, approximately 70% and 69%, respectively, of the Company’s physical case volume was sold for future consumption. The remaining 30% and 31% in 2003 and 2002, respectively, of the Company’s volume was sold for immediate consumption through various cold drink outlets. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 11% of the Company’s total sales volume in 2003.

Gross margin increased by 1% in 2003 compared to 2002 as the increase in average revenue per case more than offset both a 2% decline in bottle/can volume and a modest 1% increase in cost of sales on a per unit basis. Gross margin on contract sales to other Coca-Cola bottlers was flat compared to the prior year. The Company’s gross margin percentage of 48.3% in 2003 was unchanged compared to 2002. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,G&A expenses.

Cost of Sales and Operating Expenses

Cost of sales on a per unit basis increased 1% for 2003 compared to 2002. The increase in cost of sales on a per unit basis resulted primarily from modest increases in raw material costs. Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw materials, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers.

The Company anticipates that the cost of aluminum cans will increase significantly in 2004 as compared to prior years. As a result, the Company is focused on managing its selling prices in 2004 in order to offset higher raw material costs and to maintain its gross margins.

During 2003, the Company and all other Coca-Cola bottlers in the U.S. formed Coca-Cola Bottling Sales and Services Company (“CCBSS”) for the purpose of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company. CCBSS is responsible for negotiating contracts for most of the significant raw materials (other than concentrates and syrups) purchased by the Company. The Company anticipates that in future years CCBSS will increase purchasing efficiency for Coca-Cola bottlers and help reduce future increases in cost of sales.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2004, it is not obligated to do so under the Company’s Bottle Contracts. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company, payments to customers for marketing programs and the Strategic Growth Initiative (“SGI”) payments, was $60.8 million in 2003 versus $64.1 million in 2002 and was recorded as a reduction in cost of sales. In 2003 and 2002, The Coca-Cola Company offered through SGI an opportunity for the Company to receive marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $3.2 million and $2.3 million as a reduction in cost of sales related to SGI during 2003 and 2002, respectively. In 2002, the Company could have received a total of $6.3 million in cash in incremental marketing funding support under SGI as a result of its volume performance. Instead, the Company requested The Coca-Cola Company reinvest $4.0 million of this funding in additional local media and the balance of the funding, or $2.3 million, was received by the Company in cash.

S,G&A expenses for 2003 increased by 3.8% compared to the prior year. The increase was attributable primarily to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans), property and casualty insurance costs and fuel costs. Based on the performance of the Company’s pension plan investments prior to 2003 and a lower discount rate, pension expense increased from $6.2 million in 2002 to $9.7 million 2003. Based upon interest rates at the measurement date on November 30, 2003, the Company anticipates that pension expense will further increase by approximately $1 million in 2004. Property and casualty insurance costs increased by $3.0 million or 20.7% during 2003 compared to 2002. Management believes that while its property and casualty insurance costs will increase in 2004, it will be at a lower rate than the Company experienced in 2002 and 2003. Fuel costs increased by $1.5 million or 16.1% during 2003 over 2002 partially due to an increase in vehicles related to a change in the Company’s distribution system and also due to higher rates for fuel. Costs related to the restricted stock award for the Company’s Chairman of the Board of Directors were $1.8 million in 2003 compared to $2.3 million in 2002. Changes in certain benefit programs for officers of the Company reduced expenses by $1.4 million in 2003.

The Company closed four sales distribution centers during 2003 in addition to the eight centers closed in 2002. The Company believes that these sales distribution center closings along with changes in its methods of distribution will reduce overall costs and improve productivity in the future. The Company will continue to evaluate its distribution system in an effort to improve the process of distributing products to customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customers locations are included in S,G&A expenses and totaled $168.1 million and $165.8 million in 2003 and 2002, respectively. Customers do not pay the Company separately for shipping and handling costs.

The S,G&A expense line item includes the following: sales management labor costs, costs of distribution from sales distribution centers to customer locations, sales distribution center warehouse costs, point-of-sale expenses, advertising and marketing expenses, vending equipment repair costs, and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management costs.

Depreciation Expense

Depreciation expense increased $.4 million or less than 1% for 2003 compared to 2002. Capital expenditures during 2003 amounted to $57.8 million compared to $57.3 million in 2002. The Company is in the process of implementing an upgrade of its Enterprise Resource Planning (ERP) computer software systems, which is anticipated to take several years to complete. In 2003, the Company capitalized $6.5 million related to the new ERP software. The Company anticipates using a portion of the new ERP software beginning in 2004.

Income from Operations

Income from operations for 2003 declined by $9.9 million from 2002. The decrease in income from operations was primarily attributable to higher operating expenses and relatively flat net sales.

Interest Expense

Interest expense for 2003 of $41.9 million decreased by $7.2 million or 14.7% from $49.1 million in 2002. The decrease in interest expense was primarily attributable to lower average interest rates on the Company’s outstanding debt. Interest expense during the fourth quarter of 2002 included $2.2 million due to the termination of interest rate swap agreements related to the Company’s long-term debt that was retired early. The Company’s overall weighted average interest rate decreased from an average of 5.6% during 2002 to an average of 4.9% during 2003.

Debt and capital lease obligations decreased from $853.8 million at December 29, 2002 to $848.3 million at December 28, 2003. Debt and capital lease obligations at December 28, 2003 and December 29, 2002 included $45.6 million and $46.0 million, respectively, attributable to capital leases. Cash flow was sufficient to allow the Company to purchase the additional interest in Piedmont for $53.5 million and repay $5.5 million in debt and capital lease obligations.

Minority Interest

The Company recorded minority interest expense of $3.3 million in 2003 compared to $6.0 million in 2002 related to the portion of Piedmont owned by The Coca-Cola Company. The decreased amount in 2003 was primarily due to the purchase by the Company of an additional interest in Piedmont as previously discussed.

Income Taxes

The Company’s effective income tax rates for 2003 and 2002 were approximately 19% and 40%, respectively.

During 2003, the Company recorded several adjustments to income tax expense. During the second quarter of 2003, the Company reduced its valuation allowance upon the completion of a state income tax audit which resulted in a favorable adjustment to income tax expense of $3.1 million. During the third quarter of 2003, in conjunction with a reorganization of certain of the Company’s subsidiaries and a corresponding assessment of the Company’s ability to utilize certain state net operating loss carryforwards, the Company reduced its valuation allowance related to such carryforwards. This reduction in the valuation allowance reduced income tax expense by $6.5 million in the third quarter. An income tax benefit of approximately $1.6 million was recorded in the fourth quarter related to the return of certain insurance premiums primarily in conjunction with the elimination of a split-dollar life insurance program for officers of the Company. As a partial offset to these favorable adjustments, the Company decided to terminate certain company-owned life insurance policies and recorded additional income tax expense of $2.6 million in the third and fourth quarters of 2003 related to the taxable value of these policies.

2002 Compared to Pro Forma 2001

Net Income

The Company reported net income of $22.8 million or $2.58 per basic share for fiscal year 2002 compared with net income of $9.0 million or $1.03 per basic share for fiscal year 2001. Net income for 2002 was favorably impacted by a $21.0 million pre-tax reduction in amortization expense associated with the adoption of SFAS No. 142 and the reversal of an accrual of $2.3 million, net of tax, related to a retirement benefit payable to J. Frank Harrison, Jr., the former Chairman of the Company, who passed away in November 2002. Net income for 2002 was reduced during the fourth quarter by a $1.3 million expense, net of tax, related to the termination of two interest rate hedging agreements. Net income for 2001 was favorably impacted by an income tax benefit of $2.9 million, which resulted from the settlement of certain income tax matters with the Internal Revenue Service.

Net Sales and Gross Margin

The Company’s net sales for 2002 were $1.2 billion, an increase of 4.3% compared to 2001. The increase in net sales was due to an increase in physical case volume of 3.4%, higher sales to other Coca-Cola bottlers and an increase of slightly less than 1% in net selling price per unit compared to 2001. Sales volume of carbonated beverages increased by 2.1% for 2002 over 2001. In addition, the Company continued to experience strong volume growth for its bottled water, Dasani. New packaging, including the Dasani Fridge Pack™, and increased availability in retail outlets contributed to an increase in volume of more than 40% for Dasani during 2002. The Company introduced Vanilla Coke during the second quarter of 2002 and introduced diet Vanilla Coke and diet Cherry Coke during the fourth quarter of 2002. The introduction of these additional options in the cola category led to an increase in total cola volume of approximately 1% in 2002 compared to approximately 3% in 2001. Fanta flavors and Minute Maid Lemonade, introduced in 2002, favorably impacted volume growth. The Company introduced Minute Maid Pink Lemonade during the third quarter of 2002. POWERade continued to show solid growth with volume increasing by approximately 22% over 2001. Noncarbonated beverages, which include bottled water, juices and isotonics, comprised approximately 10% of the Company’s total sales volume in 2002 compared to approximately 8% in 2001.

Gross margin increased by 5.7% for 2002. Gross margin as a percentage of net sales increased from 47.7% in 2001 to 48.3% in 2002. The improvement in gross margin as a percentage of net sales reflected modest increases in selling prices in future consumption packages offset by planned decreases in selling prices in immediate consumption packages in certain channels. These changes in selling prices resulted in growth in revenue per case of slightly less than 1% for the year and have led to favorable shifts in channel mix, which combined with lower cost of sales on a per unit basis, have driven the increase in gross margin. During 2002 and 2001, approximately 69% of the Company’s physical case volume was sold for future consumption. The remaining 31% of the Company’s volume was sold for immediate consumption in 2002 and 2001.

Cost of Sales and Operating Expenses

Cost of sales on a per unit basis decreased by less than 1% in 2002 compared to 2001. Packaging costs decreased slightly compared to the prior year. Increases in other raw material costs have been offset largely by productivity improvements.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which included direct payments to the Company (including SGI discussed below) combined with payments to customers for marketing programs were $64.1 million in 2002 versus $65.3 million in 2001. In 2002, The Coca-Cola Company offered through its SGI an opportunity for the Company to receive additional marketing funding support subject to meeting certain volume performance requirements. Under this program, the Company could have received a total of $6.3 million in cash in incremental marketing funding support in 2002 as a result of its volume performance. Instead, the Company requested The Coca-Cola Company reinvest $4.0 million of this funding in additional local media and the balance of the funding, or $2.3 million, was received by the Company in cash.

S,G&A expenses for 2002 increased 6.4% from 2001. The increase in S,G&A expenses was primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans), increases in insurance costs, increases in marketing expenses and certain expenses related to the closing of sales distribution facilities. Property and casualty insurance costs increased by $4.0 million or 37% during 2002. Costs related to the restricted stock award for the Company’s Chairman of the Board of Directors increased from $1.4 million in 2001 to $2.3 million in 2002, due to the increased market price of the Company’s stock during 2002. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,G&A expenses and totaled $165.8 million and $150.7 million in 2002 and 2001, respectively. The Company reversed an accrual of $3.8 million related to a retirement benefit payable to J. Frank Harrison, Jr., the former Chairman of the Company, who passed away in November 2002.

Based on the performance of the overall equity markets in 2001 and lower interest rates, pension expense increased from $2.0 million in 2001 to $6.2 million in 2002. Claim costs related to the Company’s health care insurance program increased by $3.1 million or 14.1% during 2002.

Depreciation Expense

Depreciation expense in 2002 increased $4.5 million or 6.3% from 2001. The increase was due to the amortization of a capital lease for the Company’s Charlotte, North Carolina production/distribution center and the purchase during the second quarter of 2001 of approximately $49 million of cold drink equipment that had previously been leased. The production/distribution center lease obligation was capitalized at the end of the first quarter of 2002 as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The production/distribution lease was previously accounted for as an operating lease. Capital expenditures during 2002 amounted to $57.3 million compared to $101.6 million in 2001. Capital expenditures during 2001 included the purchase of approximately $49 million of leased equipment as previously discussed.

Provision for Impairment of Property, Plant and Equipment

The Company recorded a provision for impairment of certain real estate of $.9 million in the fourth quarter of 2001. The impairment charge reflected an adjustment to estimated net realizable value of real estate which was no longer required for the Company’s ongoing operations.

Interest Expense

Interest expense for 2002 of $49.1 million decreased by $8.7 million or 15.0% from 2001. The decrease in interest expense was primarily attributable to lower average interest rates on the Company’s outstanding debt and lower debt balances. Interest expense during the fourth quarter of 2002 included $2.2 million due to the termination of interest rate hedging agreements related to the Company’s long-term debt that was retired early. The Company’s overall weighted average interest rate decreased from an average of 6.5% during 2001 to an average of 5.6% during 2002. Debt and capital lease obligations decreased from $878.4 million at December 30, 2001 to $853.8 million at December 29, 2002. Debt and capital lease obligations at December 29, 2002 included $41.6 million attributable to a lease that was capitalized during the first quarter of 2002.

Minority Interest

The Company recorded minority interest expense of $6.0 million in 2002 compared to $.4 million in 2001 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2002 was due to improved operating results at Piedmont. Piedmont’s operating results were favorably impacted by the reduction in amortization expense associated with the adoption of SFAS No. 142. Amortization expense decreased at Piedmont by $8.4 million in 2002 compared to 2001.

Income Taxes

The effective tax rate for federal and state income taxes was approximately 40% in 2002 versus approximately 18% in 2001. The Company’s income tax rate for 2001 was favorably impacted by the $2.9 million settlement of certain income tax issues with the Internal Revenue Service.

FINANCIAL CONDITION

Total assets decreased slightly from $1.354 billion at December 29, 2002 to $1.350 billion at December 28, 2003.

Net working capital, defined as current assets less current liabilities, increased by $40.2 million to $66.4 million at December 28, 2003 from $26.2 million at December 29, 2002.

The most significant change in net working capital resulted from the reclassification of cash surrender value on certain company-owned life insurance policies of $27.8 million from other noncurrent assets resulting from the Company’s decision to terminate certain life insurance policies. The Company anticipates it will receive the proceeds from the surrender of these policies during 2004. The proceeds will be used to fund contributions to the Company’s nonunion pension plans and repay debt. Other changes in net working capital include a decline in accounts receivable, other of $6.3 million, an increase in accounts receivable from The Coca-Cola Company of $5.1 million and a decrease in accounts payable to The Coca-Cola Company of $9.7 million. The decline in accounts receivable, other was primarily due to the receipt of life insurance proceeds of $6.8 million. The life insurance proceeds related to certain policies covering J. Frank Harrison, Jr., the former Chairman of the Board of Directors of the Company, who passed away in November 2002. The receipt of these proceeds had no impact on the results of operations for 2003. The increase in accounts receivable from The Coca-Cola Company was due to the timing of customer marketing reimbursements to the Company. The decrease in accounts payable to The Coca-Cola Company was due to the timing of payments by the Company.

Debt and capital lease obligations decreased from $853.8 million at December 29, 2002 to $848.3 million at December 28, 2003. The balance at December 28, 2003 includes $53.5 million of debt incurred to purchase an additional interest in Piedmont.

The Company had recorded a minimum pension liability adjustment of $20.6 million, net of tax, as of December 29, 2002 to reflect the difference between the fair market value of the Company’s nonunion pension plan assets and the accumulated benefit obligation of the plans. The Company recorded an additional minimum pension liability adjustment of $3.2 million, net of tax, as of December 28, 2003. Contributions to the Company’s pension plans were $12.4 million in 2003 and $13.5 million in 2002. The Company anticipates the contribution to its nonunion plans in 2004 will approximate $23 million to $24 million. The majority of the funds for the contributions in 2004 will be provided from the proceeds related to the termination and surrender of certain Company-owned life insurance policies. Due to the significant contributions made to the pension plans during 2002 and 2003 and the projected contribution to be made in 2004, the Company anticipates that contributions in the three years after 2004 will be lower than those during 2002 through 2004. The expectation of lower contributions in future years is contingent on certain plan variables including actual investment returns and the plan discount rate. Unfavorable trends in plan investment returns or the discount rate could result in higher than expected contributions to the pension plans in years after 2004.

The Company’s pension expense and pension liability is affected by certain valuation assumptions including the expected rate of return on plan assets, the discount rate used to measure plan liabilities, participant service and wage rates, mortality and actual investment returns. Management of the Company, in conjunction with its consultants, evaluates all of these variables on an annual basis. Based upon its review of overall financial market conditions and anticipated future returns on pension plan investments, the Company reduced its expected long-term rate of return on plan assets from 9% in 2002 to 8% in 2003. The discount rate used to determine pension plan liabilities is a market based rate at the measurement date for the pension plan which is November 30 of each year. The discount rates as of November 30, 2003 and 2002 were 6.25% and 7.0%, respectively. The reductions in the expected rate of return on plan investments and the lower discount rate combined with lower than expected returns on plan investments during 2002 were responsible for the significant increase in pension expense as previously discussed.

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

The Company primarily uses cash flow from operations and available debt facilities to meet its cash requirements. As of December 28, 2003, the Company had $125 million available under its revolving credit facility to meet its cash requirements. The Company anticipates that cash provided by operating activities and its existing credit facilities will be sufficient to meet all of its cash requirements, including debt maturities, through 2008.

The Company has obtained the majority of its long-term financing from public markets. As of December 28, 2003, $700 million of the Company’s total outstanding balance of debt and capital leases of $848.3 million was financed through publicly offered debentures. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of those institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary sources of cash for the Company are cash provided by operating activities and proceeds from the issuance of long-term debt. The primary uses of cash are for capital expenditures, the repayment of long-term debt maturities, acquisitions and dividends.

A summary of activity for 2003 and 2002 follows:

	2003	2002
In Millions
Cash sources
Cash provided by operating activities	$121.3	$132.0
Proceeds from the issuance of long-term debt	100.0	150.0
Other	6.0	15.9

Total cash sources	$227.3	$297.9

Cash uses
Capital expenditures	$57.8	$57.3
Repayment of debt maturities and capital lease obligations	106.4	215.9
Acquisitions (net of cash acquired)	52.6	8.7
Dividends	9.0	8.9
Other	1.6	5.8

Total cash uses	$227.4	$296.6

Due primarily to net operating loss carryforwards, contributions to its pension plan and accelerated depreciation, the Company did not have any cash income tax payments during 2003. Based on current projections, the Company anticipates that beginning in 2005, the cash requirements for income taxes will increase significantly.

Investing Activities

Additions to property, plant and equipment during 2003 were $57.8 million compared to $57.3 million in 2002. Capital expenditures during 2003 were funded with cash flows from operations and from borrowings under the Company’s available lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases two production facilities and several sales distribution and administrative facilities.

At the end of 2003, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of bottling territories on an ongoing basis. The Company anticipates that additions to property, plant and equipment in 2004 will be in the range of $60 million to $70 million and plans to fund such additions through cash flows from operations and its available lines of credit. The Company is in the process of implementing an upgrade of its Enterprise

Resource Planning (ERP) computer software systems, which is anticipated to take several years to complete. During 2003, the Company capitalized $6.5 million related to the new ERP software. The Company anticipates using a portion of the new ERP software beginning in 2004.

Financing Activities

In December 2002, the Company entered into a three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the discretion of the participating banks. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The facility contains covenants which establish ratio requirements related to interest coverage, and long-term debt to cash flow. On December 28, 2003, there were no amounts outstanding under this facility.

In January 1999, the Company filed a shelf registration relating to up to $800 million of debt and equity securities. The Company has used this shelf registration to issue long-term debt of $250 million in 1999, $150 million in 2002 and $100 million in 2003. The Company currently has up to $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of long-term debt maturities.

In November 2002, the Company issued $150 million of ten-year senior notes at a coupon rate of 5.00%. The proceeds from this issuance were used to repay borrowings under the Company’s revolving credit facility and lines of credit, and to loan amounts to Piedmont to enable it to repay a $97.5 million term loan. In March 2003, the Company issued $100 million of twelve-year senior notes at a coupon rate of 5.30%. The proceeds from this issuance were used to purchase an additional interest in Piedmont for $53.5 million and repay a portion of the Company’s $170 million term loan.

The Company also borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60.0 million at December 28, 2003, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its $125 million revolving credit facility in the event the lines of credit are not available. The Company had borrowed $17.6 million under its lines of credit as of December 28, 2003. The lines of credit as of December 28, 2003 bore an interest rate of 1.52%. To the extent that these borrowings do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, its revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus .50%. The loan matures on December 31, 2005. The Company plans to provide for Piedmont’s future financing requirements under these terms.

All of the outstanding long-term debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

With regard to the Company’s $85 million term loan, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard and Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future.

At December 28, 2003, the Company’s debt ratings were as follows:

Long-Term Debt
Standard and Poor’s	BBB
Moody’s	Baa

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or in the event of a reduction below investment grade level, a potential default on one of its credit agreements as discussed above. There were no changes in these debt ratings from the prior year. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

The Company’s revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources. The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances.

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to fiscal year 2003, effective January 1, 2004, under a restricted stock award plan that provides for annual awards of such shares subject to the Company meeting certain performance criteria.

During 2002, two of the Company’s directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares sold under the plans were issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. All 250,000 shares of Common Stock exercisable under the options were sold under the plans and the Company received proceeds of $7.2 million.

Off-Balance Sheet Arrangements

See Note 13 to the consolidated financial statements for details of the Company’s off-balance sheet arrangements, including its operating lease commitments, debt guarantees, standby letters of credit and long-term contractual arrangements for certain prestige properties, athletic venues and other locations.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 28, 2003:

	Payments Due by Period
	Total	2004	2005-2006	2007-2008	2009 and Thereafter
In Thousands
Contractual obligations:
Long-term debt	$802,717	$78	$102,639	$100,000	$600,000
Capital lease obligations (1)	45,563	1,337	2,049	1,603	40,574
Purchase obligations (1)	40,000	40,000
Other long-term liabilities (2)	58,584	3,487	6,829	6,769	41,499
Operating leases (1)	31,671	6,639	11,807	9,414	3,811
Long-term contractual arrangements (1)	26,348	5,342	9,073	6,814	5,119

Total contractual obligations	$1,004,883	$56,883	$132,397	$124,600	$691,003

(1)	See Note 13 to the consolidated financial statements for additional information.
(2)	Includes obligations under executive benefit plans and non-compete liabilities.

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

During November 2002, the Company entered into three interest rate swap agreements in conjunction with the issuance of $150 million of senior notes and the refinancing of other Company debt as previously discussed. These interest rate swap agreements effectively converted $150 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements classified as cash flow hedges. These two interest rate swaps hedged the cash flows on part of a variable rate term loan agreement the Company had outstanding. In conjunction with the issuance of $150 million of senior notes in November 2002, the variable rate term loan was repaid early. The term loan had a maturity of May 2003. Upon the repayment of the term loan, the cash flow hedges no longer qualified as hedges due to the fact that the variability of cash flows being hedged was eliminated with the repayment of the variable rate term loan, and thus the forecasted schedule of payments did not occur. Accordingly, the interest rate swap agreements were terminated and the resulting interest expense of $2.2 million was reflected in the 2002 statement of operations.

The Company has four forward interest rate agreements with twelve-month terms which fix short-term rates on certain components of the Company’s floating rate debt. One of these forward interest rate agreements has been accounted for as a cash flow hedge. The other three forward interest rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these three forward interest rate agreements was an increase to interest expense of approximately $0.1 million during 2003.

In conjunction with the issuance of $100 million of twelve-year senior notes in March 2003, the Company entered into two forward interest rate agreements to hedge the issuance price. These forward interest rate agreements were accounted for as cash flow hedges. The Company received $3.1 million from these cash flow hedges upon settlement, which has been recorded in other liabilities, and will be amortized as a reduction of interest expense over the life of the related senior notes.

In July 2003, the Company entered into three interest rate swap agreements in conjunction with the $100 million of twelve-year senior notes previously mentioned. These interest rate swap agreements effectively converted $100 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

During 2003, 2002 and 2001, interest expense was reduced by $2.1 million, $1.9 million and $1.2 million, respectively, due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements. Interest expense will be reduced by the amortization of these deferred gains in 2004 through 2009 as follows: $1.9 million, $1.7 million, $1.7 million, $1.7 million, $1.7 million and $.9 million, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account the interest rate hedging activities was 4.9% as of December 28, 2003 compared to 5.0% at the end of 2002. The Company’s overall weighted average interest rate on its debt and capital lease obligations in 2003 decreased to 4.9% from 5.6% in 2002. Before giving effect to forward rate agreements discussed below, approximately 46% of the Company’s debt and capital lease obligations of $848.3 million as of December 28, 2003 was maintained on a floating rate basis and was subject to changes in short-term interest rates. The

Company currently has three forward interest rate agreements that fix the interest rate through May 2004 on $150 million of floating rate debt. After giving effect to the forward interest rate agreements, approximately 29% of the Company’s debt and capital lease obligations is subject to changes in short-term interest rates through May 2004.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1.0%, annual interest expense for the year ended December 28, 2003 would have increased by $2.5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating rate debt, including the effects of our interest rate swap agreements.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	increases in pension expense;

•	anticipated return on pension plan investments;

•	anticipated costs associated with property and casualty insurance;

•	the Company’s ability to utilize net operating loss carryforwards;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	anticipated additions to property, plant and equipment;

•	expectations regarding future income tax payments;

•	the Company’s belief that disposition of certain litigation and claims will not have a material adverse effect;

•	the Company’s expectation of exercising its option to extend certain lease obligations;

•	the effects of the closings of sales distribution centers;

•	the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products;

•	the effects of the upgrade of ERP systems;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to operate in a manner to maintain its investment grade ratings;

•	the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under the agreements;

•	the Company’s belief that FIN 46 will not have any significant impact on the Company’s financial statements at this time;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that CCBSS will increase future purchasing efficiencies;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s ability to extend its management agreement with SAC on terms comparable to the current agreement;

•	the Company’s ability to offset increases in raw material costs with selling price increases to maintain gross margins in 2004;

•	the Company’s intention to provide for Piedmont’s future financing requirements; and

•	management’s belief that a trigger event will not occur under the Company’s $85 million term loan.

These statements and expectations are based on the currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are:

•	lower than expected net pricing resulting from increased marketplace competition;

•	an inability to meet performance requirements for expected levels of marketing funding support payments from The Coca-Cola Company or other beverage companies;

•	changes in how significant customers market or promote our products;

•	reduced advertising and marketing spending by The Coca-Cola Company or other beverage companies;

•	an inability to meet requirements under bottling contracts;

•	the inability of our aluminum can or PET bottle suppliers to meet our sales demand;

•	significant changes from expectations in the cost of raw materials;

•	higher than expected insurance premiums and fuel costs;

•	lower than anticipated returns on pension plan assets;

•	higher than anticipated health care costs;

•	unfavorable interest rate fluctuations;

•	higher than anticipated cash payments for income taxes;

•	unfavorable weather conditions;

•	inability to increase selling prices to offset higher raw material costs;

•	significant changes in debt ratings impacting the Company’s ability to borrow;

•	terrorist attacks, war or other civil disturbances;

•	changes in financial markets; and

•	an inability to meet projections in acquired bottling territories.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks that arise in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for trading purposes. A discussion of the Company’s primary market risk exposure and interest rate risk is presented below.

Long-Term Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its long-term fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements are major financial institutions with which the Company also has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Before giving effect to forward interest rate agreements, approximately 46% of the Company’s debt and capital lease obligations of $848.3 million as of December 28, 2003 was subject to changes in short-term interest rates. The Company currently has three forward interest rate agreements that fix the interest rate through April 2004 on $150 million of floating rate debt. After giving effect to the forward interest rate agreements, approximately 29% of the Company’s debt and capital lease obligations are subject to changes in short-term interest rates through May 2004.

As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more in 2004 than the interest rates as of December 28, 2003, interest expense for 2004 would increase by $3.0 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities.

Raw Material and Commodity Price Risk

The Company is subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this risk in some cases by entering into contracts with adjustable prices. The Company has not used derivative commodity instruments in the management of this risk.

Effect of Changing Prices

The principal effect of inflation on the Company’s operating results is to increase costs. Subject to normal competitive market conditions, the Company believes it has the ability to raise selling prices to offset these cost increases over time.

Item 8.    Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 28, 2003	Dec. 29, 2002
In Thousands (Except Share Data)
ASSETS
Current assets:
Cash	$18,044	$18,193
Accounts receivable, trade, less allowance for doubtful accounts of $1,723 and $1,676	82,222	79,548
Accounts receivable from The Coca-Cola Company	18,112	12,992
Accounts receivable, other	10,663	17,001
Inventories	36,891	38,648
Cash surrender value of life insurance, net	27,765
Prepaid expenses and other current assets	6,981	4,588

Total current assets	200,678	170,970

Property, plant and equipment, net	446,708	466,840
Leased property under capital leases, net	43,109	44,623
Other assets	27,653	58,167
Franchise rights, net	520,672	504,374
Goodwill, net	102,049	101,754
Other identifiable intangible assets, net	9,051	6,797

Total	$1,349,920	$1,353,525

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

	Dec. 28, 2003	Dec. 29, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Portion of long-term debt payable within one year	$78	$31
Current portion of obligations under capital leases	1,337	1,120
Accounts payable, trade	39,493	38,303
Accounts payable to The Coca-Cola Company	10,996	20,649
Other accrued liabilities	52,492	53,536
Accrued compensation	18,999	20,462
Accrued interest payable	10,924	10,649

Total current liabilities	134,319	144,750

Deferred income taxes	156,094	148,297
Pension and postretirement benefit obligations	50,842	47,040
Other liabilities	74,457	64,400
Obligations under capital leases	44,226	44,906
Long-term debt	802,639	807,725

Total liabilities	1,262,577	1,257,118

Commitments and Contingencies (Note 13)

Minority interest	34,871	63,540

Stockholders’ Equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-9,704,951 and 9,704,851 shares	9,704	9,704
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-3,028,866 and 3,008,966 shares	3,029	3,009
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	97,220	95,986
Retained earnings	27,703	6,043
Accumulated other comprehensive loss	(23,930)	(20,621)

	113,726	94,121

Less-Treasury stock, at cost:
Common-3,062,374 shares	60,845	60,845
Class B Common-628,114 shares	409	409

Total stockholders’ equity	52,472	32,867

Total	$1,349,920	$1,353,525

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2003	2002	2001
In Thousands (Except Per Share Data)
Net sales (includes sales to Piedmont of $71,170 in 2001)	$1,210,765	$1,198,335	$958,859
Cost of sales, excluding depreciation expense shown below (includes $53,033 in 2001 related to sales to Piedmont)	625,448	619,137	514,358

Gross margin	585,317	579,198	444,501

Selling, general and administrative expenses, excluding depreciation expense shown below	422,456	407,145	306,106
Depreciation expense	76,485	76,075	66,134
Provision for impairment of property, plant and equipment			947
Amortization of intangibles	3,105	2,796	15,296

Income from operations	83,271	93,182	56,018

Interest expense	41,914	49,120	44,322
Minority interest	3,297	5,992

Income before income taxes	38,060	38,070	11,696
Income taxes	7,357	15,247	2,226

Net income	$30,703	$22,823	$9,470

Basic net income per share	$3.40	$2.58	$1.08

Diluted net income per share	$3.40	$2.56	$1.07

Weighted average number of common shares outstanding	9,043	8,861	8,753
Weighted average number of common shares outstanding—assuming dilution	9,043	8,921	8,821

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2003	2002	2001
In Thousands
Cash Flows from Operating Activities
Net income	$30,703	$22,823	$9,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	76,485	76,075	66,134
Amortization of intangibles	3,105	2,796	15,296
Deferred income taxes	7,357	14,953	888
Provision for impairment of property, plant and equipment			947
Losses on sale of property, plant and equipment	1,182	3,381	1,297
Amortization of debt costs	1,082	809	830
Amortization of deferred gain related to terminated interest rate agreements	(2,082)	(1,927)	(1,183)
Undistributed earnings of Piedmont			(417)
Minority interest	3,297	5,992
(Increase) decrease in current assets less current liabilities	(41,519)	(15,645)	44,418
(Increase) decrease in other noncurrent assets	29,221	12,700	(9,809)
Increase (decrease) in other noncurrent liabilities	12,685	10,358	(6,010)
Other	(182)	(357)	82

Total adjustments	90,631	109,135	112,473

Net cash provided by operating activities	121,334	131,958	121,943

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt	100,000	150,000
Payment of long-term debt	(50,000)
Repayment of current portion of long-term debt	(35,039)	(251,708)	(2,385)
Proceeds from (repayment of) lines of credit, net	(20,000)	37,600	(12,900)
Cash dividends paid	(9,043)	(8,861)	(8,753)
Principal payments on capital lease obligations	(1,340)	(1,748)	(2,868)
Termination of interest rate swap agreements		(2,229)	6,704
Proceeds from settlement of forward interest rate agreements	3,135
Debt issuance costs paid	(1,039)	(3,617)
Proceeds from exercise of stock options		7,162
Other	(644)	1,214	(230)

Net cash used in financing activities	(13,970)	(72,187)	(20,432)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(57,795)	(57,317)	(96,684)
Proceeds from the sale of property, plant and equipment	2,845	7,506	3,660
Acquisitions of companies, net of cash acquired	(52,563)	(8,679)

Net cash used in investing activities	(107,513)	(58,490)	(93,024)

Net increase (decrease) in cash	(149)	1,281	8,487

Cash at beginning of year	18,193	16,912	8,425

Cash at end of year	$18,044	$18,193	$16,912

Significant non-cash investing and financing activities
Capital lease obligations incurred	$877	$42,180	$456
Issuance of Class B Common Stock in connection with stock award	1,254	768	757

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
In Thousands
Balance on December 31, 2000	$9,454	$2,969	$99,020	$(21,777)	$—	$(61,254)	$28,412
Comprehensive income (loss):
Net income				9,470			9,470
Net gain (loss) on derivatives, net of tax					(1,821)		(1,821)
Net change in minimum pension liability adjustment, net of tax					(10,984)		(10,984)

Total comprehensive income (loss)							(3,335)
Cash dividends paid
Common ($1.00 per share)			(6,392)				(6,392)
Class B Common ($1.00 per share)			(2,361)				(2,361)
Issuance of Class B Common Stock		20	737				757

Balance on December 30, 2001	$9,454	$2,989	$91,004	$(12,307)	$(12,805)	$(61,254)	$17,081

Comprehensive income (loss):
Net income				22,823			22,823
Net gain (loss) on derivatives, net of tax					1,821		1,821
Net change in minimum pension liability adjustment, net of tax					(9,637)		(9,637)

Total comprehensive income (loss)							15,007
Cash dividends paid
Common ($1.00 per share)			(3,197)	(3,282)			(6,479)
Class B Common ($1.00 per share)			(1,191)	(1,191)			(2,382)
Issuance of Class B Common Stock		20	748				768
Exercise of stock options	250		6,912				7,162
Tax adjustment related to stock options			1,710				1,710

Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867

Comprehensive income (loss):
Net income				30,703			30,703
Net gain (loss) on derivatives, net of tax					(62)		(62)
Net change in minimum pension liability adjustment, net of tax					(3,247)		(3,247)

Total comprehensive income (loss)							27,394
Cash dividends paid
Common ($1.00 per share)				(6,642)			(6,642)
Class B Common ($1.00 per share)				(2,401)			(2,401)
Issuance of Class B Common Stock		20	1,234				1,254

Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472

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

The fiscal years presented are the 52-week periods ended December 28, 2003, December 29, 2002 and December 30, 2001. The Company’s fiscal year ends on the Sunday closest to December 31.

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

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing facilities are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in selling, general and administrative (“S,G&A”) expenses. Disposals of property, plant and equipment generally occur when it is not cost effective to repair an asset.

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

Piedmont Coca-Cola Bottling Partnership

Prior to January 2, 2002, the Company beneficially owned a 50% interest in Piedmont. The Company accounted for its interest in Piedmont using the equity method of accounting. With respect to Piedmont, sales of soft drink products at cost, management fee revenue and the Company’s share of Piedmont’s results from operations were included in “Net sales” for 2001. See Note 2 and Note 18 to the consolidated financial statements for additional information.

On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership to 54.651%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont are consolidated with those of the Company beginning in the first quarter of 2002. See Note 2 to the consolidated financial statements for additional information.

Franchise Rights and Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) at the beginning of 2002. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment annually, or more frequently if facts and circumstances indicate they may be impaired. The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company performs its annual impairment test in the third quarter of each year.

For the annual impairment analysis of franchise rights, the fair value for the Company’s acquired franchise rights is estimated using a multi-period excess earnings approach. This approach involves a projection of future

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings, discounting those estimated earnings using an appropriate discount rate, and subtracting a contributory charge for net working capital, property, plant and equipment, assembled workforce and customer relationships to arrive at excess earnings attributable to franchise rights. The present value of the excess earnings attributable to franchise rights is their estimated fair value and is compared to the carrying value.

For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the enterprise using an average of three different approaches:

•	Market value, using the Company’s stock price plus outstanding debt and minority interest;

•	Discounted cash flow analysis; and

•	Multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the enterprise is then compared to the Company’s carrying amount including goodwill. If the estimated fair value of the Company exceeds its carrying amount, goodwill will be considered not impaired, and the second step of the impairment test will not be necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test will be performed to measure the amount of the impairment, if any.

Other Identifiable Intangible Assets

Other identifiable intangible assets primarily represents customer relationships and are amortized on a straight-line basis over their estimated useful lives.

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

The Company records an additional minimum pension liability adjustment, when necessary, for the amount of underfunded accumulated pension obligations in excess of accrued pension costs.

Income Taxes

The Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company’s assets and liabilities. The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred. Appropriate provision is made for uncollectible accounts.

The Company also recognized as revenue the management fees earned in 2001 and prior years from Piedmont. Beginning in 2002, these management fees were eliminated in consolidation.

Marketing Programs and Sales Incentives

Payments to customers for cooperative marketing programs and sales incentives are classified as a reduction of net sales. Price discounts, rebates and free products to customers and coupons are also classified as a reduction of net sales.

Marketing Funding Support

The Company receives marketing funding support payments in cash from The Coca-Cola Company and other franchisers. Payments to the Company for marketing programs to promote the sale of bottle/can volume and fountain syrup volume are recognized in earnings primarily on a per unit basis over the year as product is sold. Payments for periodic programs are recognized in the periods for which they are earned.

Under the provisions of EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and are, therefore, to be accounted for as a reduction of cost of sales in the statements of operations unless those payments are specific reimbursements of costs or payments for services. Payments the Company receives from The Coca-Cola Company and other franchisers for marketing funding support are classified as reductions of cost of sales.

Derivative Financial Instruments

The Company records all derivative instruments in the financial statements at fair value.

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

The Company periodically enters into interest rate swap agreements. The Company has standardized procedures for evaluating the accounting for financial instruments. These procedures include:

•	Identifying and matching of the hedging instrument and the hedged item to ensure that significant features, such as maturity dates and interest reset dates, coincide;

•	Identifying the nature of the risk being hedged and the Company’s intent for undertaking the hedge;

•	Assessing the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or variability to cash flows attributable to the hedged risk;

•	Assessing evidence that, at the hedge’s inception and on an ongoing basis, it is expected that the hedging relationship will be highly effective in achieving an offsetting change in the fair value or cash flows that are attributable to the hedged risk; and

•	Maintaining a process for assessment of ongoing hedge effectiveness.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent the interest rate swap agreements meet the specified criteria, they are accounted for as either fair value or cash flow hedges. Changes in the fair values of designated and qualifying fair value hedges are recognized in earnings as offsets to changes in the fair value of the related hedged liabilities. Changes in the fair value of cash flow hedging instruments are recognized in accumulated other comprehensive income and are then subsequently reclassified to earnings as an adjustment to interest expense in the same periods the forecasted payments affect earnings. Ineffectiveness of cash flow hedges, defined as the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is reflected in current results of operations.

The Company evaluates its mix of fixed and floating rate debt on an ongoing basis. Periodically, the Company may terminate an interest rate derivative when the underlying debt remains outstanding in order to achieve its desired mix of fixed and floating rate debt. Upon termination of an interest rate derivative accounted for as a cash flow hedge, amounts reflected in other comprehensive income are reclassified to earnings consistent with the variability of the cash flows previously hedged, which is generally over the life of the related debt that was hedged. Upon termination of an interest rate derivative accounted for as a fair value hedge, the value of the hedge as recorded on the Company’s balance sheet is eliminated against either the cash received or cash paid for settlement and the fair value adjustment of the related debt is amortized to earnings over the remaining life of the debt instrument as an adjustment to interest expense.

Interest rate derivatives designated as cash flow hedges are used to hedge the variability of cash flows related to a specific component of the Company’s long-term debt. Interest rate derivatives designated as fair value hedges are used to hedge the fair value of a specific component of the Company’s long-term debt. If the hedged component of long-term debt is repaid or refinanced, the Company generally terminates the related hedge due to the fact that the forecasted schedule of payments will not occur or the changes in fair value of the hedged debt will not occur and the derivative will no longer qualify as a hedge. Any gain or loss on the termination of an interest rate derivative related to the repayment or refinancing of long-term debt is recognized currently in the Company’s statement of operations as an adjustment to interest expense. In the event that a derivative previously accounted for as a hedge was retained and did not qualify for hedge accounting, changes in the fair value would be recognized in income currently as an adjustment to interest expense.

Insurance Programs

In general, the Company is self-insured for costs of casualty and medical claims. The Company uses commercial insurance for casualty and medical claims as a risk reduction strategy to minimize catastrophic losses. Casualty losses are provided for using actuarial assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.

Cost of Sales

The following expenses are included in cost of sales: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw material costs, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers.

Selling, General and Administrative Expenses

The following expenses are included in the S,G&A expenses line item: sales management labor costs, costs of distribution from sales distribution centers to customer locations, sales distribution center warehouse costs, point-of-sale expenses, advertising and marketing expenses, vending equipment repair costs, and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management costs.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company receives fees from The Coca-Cola Company related to the delivery of fountain syrup products to The Coca-Cola Company’s national or regional fountain customers. In addition, the Company receives fees from The Coca-Cola Company related to the repair of fountain equipment owned by The Coca-Cola Company. The fees received from The Coca-Cola Company for the delivery of fountain syrup products to their customers and the repair of their fountain equipment represent a reimbursement of costs incurred by the Company to provide these services. Accordingly, these fees are classified as reductions of S,G&A expenses.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,G&A expenses and were $168.1 million, $165.8 million and $112.7 million in 2003, 2002 and 2001, respectively.

Customers do not pay the Company separately for shipping and handling costs.

Compensation Cost for Unvested/Restricted Stock with Contingent Vesting

The Company has a restricted stock plan for the Company’s Chairman of the Board of Directors and Chief Executive Officer. The plan initially included 200,000 shares of the Company’s Class B Common Stock, which are issued in the amount of 20,000 shares per year, contingent upon the achievement of 80% of the overall goal achievement factor in the Annual Bonus Plan.

The Company recognizes compensation expense for this plan during a fiscal year based on the quoted market price of the Company’s Common Stock at each measurement date multiplied by the number of shares which would vest if the performance requirements are met, unless the achievement of the performance requirements for that fiscal year are considered unlikely.

Net Income Per Share

Basic earnings per share (“EPS”) excludes potential common shares that were dilutive and is computed by dividing net income available for common stockholders by the weighted average number of Common and Class B Common shares outstanding. Diluted EPS gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.

(2)    Piedmont Coca-Cola Bottling Partnership

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

On January 2, 2002, the Company purchased, for $10.0 million, an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.651%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company recorded $3.4 million of franchise rights and $.9 million related to customer relationships in connection with its 2002 acquisition of a controlling interest in Piedmont. The Company’s investment in Piedmont had been accounted for using the equity method in 2001 and prior years.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid $53.5 million in March 2003 for an additional 22.675% interest in Piedmont. The Company recorded $16.3 million of franchise rights and $4.3 million related to customer relationships in connection with this acquisition. This additional acquisition was recorded using purchase accounting.

Minority interest as of December 28, 2003 and December 29, 2002 represents the portion of Piedmont which is owned by The Coca-Cola Company.

Summarized financial information for Piedmont was as follows:

	Fiscal Year
	2003	2002	2001
In Thousands
Net sales	$291,753	$288,902	$272,722
Cost of sales	147,010	143,813	139,764

Gross margin	144,743	145,089	132,958
Amortization of intangibles			8,410

Income from operations	23,008	23,805	13,150
Net income	$14,286	$13,214	$834

Company’s equity in net income			$417

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial information includes the 2003 and 2002 results of operations of the Company and includes the comparable 2001 results of operations. The comparable 2001 financial information reflects the consolidation of Piedmont’s financial position and results of operations with those of the Company as if the purchase of the additional 4.651% interest in Piedmont in January 2002 had occurred at the beginning of 2001.

Consolidated Statements of Operations

	Fiscal Year
	2003	2002	Unaudited Pro forma 2001
In Thousands (Except Per Share Data)
Net sales	$1,210,765	$1,198,335	$1,149,013
Cost of sales, excluding depreciation expense shown below	625,448	619,137	600,930

Gross margin	585,317	579,198	548,083

Selling, general and administrative expenses, excluding depreciation expense shown below	422,456	407,145	382,623
Depreciation expense	76,485	76,075	71,542
Provision for impairment of property, plant and equipment			947
Amortization of intangibles	3,105	2,796	23,810

Income from operations	83,271	93,182	69,161
Interest expense	41,914	49,120	57,802
Minority interest	3,297	5,992	378

Income before income taxes	38,060	38,070	10,981
Income taxes	7,357	15,247	1,947

Net income	$30,703	$22,823	$9,034

Basic net income per share	$3.40	$2.58	$1.03

Diluted net income per share	$3.40	$2.56	$1.02

Weighted average number of common shares outstanding	9,043	8,861	8,753
Weighted average number of common shares outstanding—assuming dilution	9,043	8,921	8,821

(3)    Inventories

Inventories were summarized as follows:

	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Finished products	$25,669	$23,207
Manufacturing materials	6,637	10,609
Plastic pallets and other	4,585	4,832

Total inventories	$36,891	$38,648

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Dec. 28, 2003	Dec. 29, 2002	Estimated Useful Lives
In Thousands
Land	$12,857	$12,670
Buildings	113,820	113,234	10-50 years
Machinery and equipment	97,933	96,080	5-20 years
Transportation equipment	150,421	143,932	4-13 years
Furniture and fixtures	38,683	39,222	4-10 years
Vending equipment	366,266	362,689	6-13 years
Leasehold and land improvements	53,425	47,312	5-20 years
Software for internal use	26,780	24,439	3-7 years
Construction in progress	7,057	3,416

Total property, plant and equipment, at cost	867,242	842,994
Less: Accumulated depreciation and amortization	420,534	376,154

Property, plant and equipment, net	$446,708	$466,840

(5)    Leased Property Under Capital Leases

	Dec. 28, 2003	Dec. 29, 2002	Estimated Useful Lives
In Thousands
Leased property under capital leases	$48,497	$47,618	1-29 years
Less: Accumulated amortization	5,388	2,995

Leased property under capital leases, net	$43,109	$44,623

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to its production/distribution center located in Charlotte, North Carolina. As disclosed in Note 18 to the consolidated financial statements, this facility is leased from a related party. The lease obligation was capitalized as the Company received a renewal option to extend the term of the lease, which it expects to exercise.

The majority of the leased property under capital leases is real estate.

(6)    Franchise Rights and Goodwill

	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Franchise rights	$677,769	$661,471
Goodwill	155,487	155,192

Franchise rights and goodwill	833,256	816,663
Less: Accumulated amortization	210,535	210,535

Franchise rights and goodwill, net	$622,721	$606,128

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the provisions of SFAS No. 142 at the beginning of 2002, which resulted in goodwill and intangible assets with indefinite useful lives no longer being amortized. If SFAS No. 142 had been in effect at the beginning of 2001, pro forma net income, pro forma basic earnings per share and pro forma diluted earnings per share for the fiscal year ended December 30, 2001 would have been as follows:

	For the fiscal year ended Dec. 28, 2003	For the fiscal year ended Dec. 29, 2002	Pro forma For the fiscal year ended Dec. 30, 2001
In Thousands (except Per Share Data)
Reported net income	$30,703	$22,823	$9,470
Add: goodwill amortization, net of tax	—	—	1,596
Add: franchise rights amortization, net of tax	—	—	4,939

Adjusted net income	$30,703	$22,823	$16,005

Basic earning per share:
Reported net income	$3.40	$2.58	$1.08
Goodwill amortization, net of tax	—	—	.18
Franchise rights amortization, net of tax	—	—	.56

Adjusted basic net income per share	$3.40	$2.58	$1.82

Diluted earnings per share:
Reported net income	$3.40	$2.56	$1.07
Goodwill amortization, net of tax	—	—	.18
Franchise rights amortization, net of tax	—	—	.56

Adjusted diluted net income per share	$3.40	$2.56	$1.81

In January 2002, the Company’s ownership interest in Piedmont increased from 50% to 54.651%. As a result of acquiring a controlling interest in Piedmont, the Company consolidated the results of operations, financial position and cash flows of Piedmont beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method in 2001 and prior years. The Company’s interest in Piedmont increased from 54.651% in 2002 to 77.326% in 2003.

The Company recorded $16.3 million of franchise rights and $4.3 million related to customer relationships in connection with its 2003 acquisition of an additional interest in Piedmont. The Company recorded $3.4 million of franchise rights and $.9 million related to customer relationships in connection with its 2002 acquisition of a controlling interest in Piedmont.

A rollforward of activity for franchise rights, net and goodwill, net from December 30, 2001 to December 28, 2003 follows:

	Franchise Rights, net	Goodwill, net
Balance on December 30, 2001	$260,969	$74,693

Consolidation of Piedmont	239,908	25,019
Acquisitions	3,497	2,042

Balance on December 29, 2002	$504,374	$101,754

Acquisitions	16,298	295

Balance on December 28, 2003	$520,672	$102,049

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)    Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Dec. 28, 2003	Dec. 29, 2002	Estimated Useful Lives
In Thousands
Other identifiable intangible assets	$61,102	$55,743	3-20 years
Less: Accumulated amortization	52,051	48,946

Other identifiable intangible assets, net	$9,051	$6,797

Amortization expense related to other identifiable intangible assets was $3.1 million, $2.8 million and $3.0 million in 2003, 2002 and 2001, respectively. Amortization expense of other identifiable intangible assets in future years based upon recorded amounts as of December 28, 2003 will be $3.1 million, $.9 million, $.5 million, $.4 million and $.4 million for 2004 through 2008, respectively. Other identifiable intangible assets primarily represents customer relationships.

(8)    Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Accrued marketing costs	$8,753	$7,146
Accrued insurance costs	11,351	9,424
Accrued taxes (other than income taxes)	1,738	7,518
Employee benefit plan accruals	9,084	7,307
All other accrued expenses	21,566	22,141

Total	$52,492	$53,536

(9)     Long-Term Debt

Long-term debt was summarized as follows:

	Maturity	Interest Rate	Interest Paid	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Term Loan	2004		Varies		$85,000
Lines of Credit	2005	1.52%	Varies	$17,600	37,600
Term Loan	2005	1.70%	Varies	85,000	85,000
Debentures	2007	6.85%	Semi-annually	100,000	100,000
Debentures	2009	7.20%	Semi-annually	100,000	100,000
Debentures	2009	6.38%	Semi-annually	250,000	250,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000
Other notes payable	2004-2006	5.75%	Quarterly	117	156

				802,717	807,756
Less: Portion of long-term debt payable within one year				78	31

Long-term debt				$802,639	$807,725

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal maturities of long-term debt outstanding on December 28, 2003 were as follows:

In Thousands
2004	$78
2005	102,600
2006	39
2007	100,000
2008	—
Thereafter	600,000

Total long-term debt	$802,717

The Company has obtained the majority of its long-term financing from public markets. As of December 28, 2003, $700 million of the Company’s total outstanding balance of debt and capital leases of $848.3 million was financed through publicly offered debentures. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of those institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60.0 million at December 28, 2003, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company intends to renew such borrowings as they mature. To the extent these borrowings and borrowings under the revolving credit facility do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities. On December 28, 2003, $17.6 million was outstanding under these lines of credit. The Company intends to either refinance short-term debt maturities with currently available lines of credit or repay them with cash flow from operations.

In December 2002, the Company entered into a three-year $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the discretion of the participating banks. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The facility contains covenants which establish ratio requirements related to interest coverage, and long-term debt to cash flow. On December 28, 2003, there were no amounts outstanding under this facility.

On November 21, 2002, the Company issued $150 million of senior notes maturing November 15, 2012 at a coupon rate of 5.00%. The Company used the proceeds from this issuance to repay borrowings outstanding under its lines of credit and the Company’s $170 million revolving credit facility, as well as to repay a $97.5 million term loan on behalf of Piedmont.

On March 27, 2003, the Company issued $100 million of senior notes maturing on April 1, 2015 at a coupon rate of 5.30%. The Company used the proceeds from this issuance to purchase an additional interest in Piedmont from The Coca-Cola Company for $53.5 million and to repay a portion of the Company’s $170 million term loan.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, the revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus 0.50%. The loan matures on December 31, 2005. The Company plans to provide for Piedmont’s future financing requirements under these terms.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company filed an $800 million shelf registration for debt and equity securities in January 1999. The Company used this shelf registration to issue long-term debt of $250 million in 1999, $150 million in 2002 and $100 million in 2003, as previously discussed. The Company currently has up to $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of long-term debt maturities.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 4.9% for its debt and capital lease obligations as of December 28, 2003 compared to 5.0% at December 29, 2002. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.9%, 5.6% and 6.5% for 2003, 2002 and 2001, respectively.

As of December 28, 2003, before giving effect to forward interest rate agreements, approximately 46% of its debt and capital lease obligations was subject to changes in short-term interest rates. As a result of the forward interest rate agreements discussed in Note 10 to the consolidated financial statements, the Company’s exposure to interest rate movements has been significantly reduced through April 2004. The forward interest rate agreements expire in May 2004. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, annual interest expense for the year ended December 28, 2003 would have increased by approximately $2.5 million and net income would have been reduced by approximately $1.5 million.

With regard to the Company’s $85 million term loan, the Company must maintain its public debt ratings at investment grade as determined by both Moody’s and Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future.

The Company’s credit ratings are reviewed by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or in the event of a reduction below investment grade level, a potential default on one if its credit agreements as discussed above. There were no changes in these debt ratings from the prior year. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

The Company’s revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources. The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances.

All of the outstanding long-term debt has been issued by the Company with none being issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative financial instruments were summarized as follows:

	December 28, 2003		December 29, 2002
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
In Thousands
Interest rate swap agreement-floating	$25,000	3.92 years
Interest rate swap agreement-floating	25,000	3.92 years
Interest rate swap agreement-floating	50,000	5.42 years
Interest rate swap agreement-floating	50,000	3.92 years	$50,000	4.92 years
Interest rate swap agreement-floating	50,000	5.58 years	50,000	6.58 years
Interest rate swap agreement-floating	50,000	8.92 years	50,000	9.92 years

	December 28, 2003
	Notional Amount	Start Date	Length of Term
In Thousands
Forward interest rate agreement-fixed	$50,000	1/02/03	1 year
Forward interest rate agreement-fixed	50,000	5/01/03	1 year
Forward interest rate agreement-fixed	50,000	5/15/03	1 year
Forward interest rate agreement-fixed	50,000	5/30/03	1 year

In November 2002, the Company entered into three interest rate swap agreements in conjunction with the issuance of $150 million of senior notes and the refinancing of other Company debt as previously discussed. These interest rate swap agreements effectively converted $150 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

In December 2002, the Company entered into three one-year forward interest rate agreements that fixed short-term rates on certain components of the Company’s floating rate debt for periods of twelve months. These forward interest rate agreements did not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and were accounted for on a mark-to-market basis. The mark-to-market adjustment for these forward interest rate agreements was an increase to interest expense of approximately $0.1 million in 2003.

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements classified as cash flow hedges. These two interest rate swap agreements hedged the cash flows on part of a variable rate term loan the Company had outstanding. In conjunction with the issuance of $150 million of senior notes in November 2002, the variable rate term loan was repaid early. The term loan had a maturity of May 2003. Upon the repayment of the term loan, the cash flow hedges no longer qualified as hedges due to the fact that the variability of cash flows being hedged was eliminated with the repayment of the variable rate term loan, and thus the forecasted schedule of payments did not occur. Accordingly, the interest rate swap agreements were terminated and the resulting expense of $2.2 million was reflected in the 2002 statement of operations.

In January 2003, the Company entered into an additional $50 million, one-year forward interest rate agreement. This agreement was accounted for as a cash flow hedge.

In March 2003, the Company entered into two forward interest rate agreements in conjunction with the issuance of $100 million of twelve-year senior notes. These forward interest rate agreements were accounted for

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as cash flow hedges. The hedges were terminated at the time the senior notes were priced, with the Company receiving proceeds of $3.1 million. The proceeds were recorded in other liabilities and are being amortized as a reduction of interest expense over the life of the related senior notes.

In July 2003, the Company entered into three interest rate swap agreements in conjunction with the $100 million of senior notes previously mentioned. These interest rate swap agreements effectively convert $100 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

During 2003, 2002 and 2001, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements which reduced interest expense by $2.1 million, $1.9 million and $1.2 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2004 through 2009 as follows: $1.9 million, $1.7 million, $1.7 million, $1.7 million, $1.7 million, and $.9 million, respectively.

The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company uses several different financial institutions for interest rate derivative contracts to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

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

Derivative Financial Instruments

Fair values for the Company’s interest rate swap agreements and forward interest rate agreements are based on current settlement values.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company’s long-term debt, derivative financial instruments and letters of credit were as follows:

	December 28, 2003		December 29, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In Thousands
Public debt	$700,000	$747,359	$600,000	$634,150
Non-public variable rate long-term debt	102,600	102,600	207,600	207,600
Non-public fixed rate long-term debt	117	120	156	156
Interest rate swap agreements and forward interest rate agreements	1,613	1,613	(2,023)	(2,023)
Letters of credit	—	11,888	—	8,910

The fair values of the interest rate swap agreements and forward interest rate agreements at December 28, 2003 represent the estimated amounts the Company would have paid upon termination of these agreements. The fair values of the interest rate swap agreements and forward interest rate agreements at December 29, 2002 represent the estimated amount the Company would have received upon termination of these agreements.

(12)    Other Liabilities

Other liabilities were summarized as follows:

	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Accruals for executive benefit plans	$52,645	$46,274
Deferred gains on terminated interest rate agreements	9,490	8,141
Other	12,322	9,985

Total	$74,457	$64,400

The accruals for executive benefit plans relate to three benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a supplemental benefit plan.

Eligible participants in the Supplemental Savings Plan may elect to defer a portion of their annual salary and bonus. The Company matches 30% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company can also make discretionary contributions to participants’ accounts. Participants are immediately vested for their contributions and after five years of service the participants are vested for Company contributions. Participant deferrals and Company contributions are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Participant balances in the fixed benefit option accrue a return depending upon the participant’s age, years of service and other factors. The long-term liability under this plan was $31.3 million and $29.0 million as of December 28, 2003 and December 29, 2002, respectively.

The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Eligible participants receive a 20-year annuity payable in equal monthly installments commencing at retirement or under other certain conditions. Benefits under the Retention Plan are reduced by 50% for participants who terminate employment due to severance before age 60 and not due to death or disability. The long-term liability under this plan was $19.1 million and $17.2 million as of December 28, 2003 and December 29, 2002, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. The long-term liability was $2.3 million under this plan as of December 28, 2003.

(13)    Commitments and Contingencies

Rental expenses incurred for operating leases during 2003, 2002 and 2001 were as follows:

	2003	2002	2001
In Thousands
Minimum rentals	$6,307	$7,438	$11,889
Contingent rentals	—	—	480

Total	$6,307	$7,438	$12,369

Contingent rentals are based on factors other than the passage of time, principally inflation factors and interest rate factors.

The Company leases office and warehouse space, machinery and other equipment under operating lease agreements which expire at various dates through 2016. These leases generally contain scheduled rent increases or escalation clauses, renewal options or, in some cases, purchase options. The Company leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2030. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital.

The following is a summary of future minimum lease payments for all capital and operating leases as of December 28, 2003.

	Capital Leases	Operating Leases	Total
In Thousands
2004	$5,664	$6,639	$12,303
2005	5,457	6,061	11,518
2006	5,325	5,746	11,071
2007	5,200	4,783	9,983
2008	5,352	4,631	9,983
Thereafter	146,279	3,811	150,090

Total minimum lease payments	$173,277	$31,671	$204,948

Less: Amounts representing interest	127,714

Present value of minimum lease payments	45,563
Less: Current portion of obligations under capital leases	1,337

Long-term portion of obligations under capital leases	$44,226

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractual minimum annual purchases required from SAC are approximately $40 million. See Note 18 to the consolidated financial statements for additional information concerning SAC.

The Company is also a member of Southeastern Container (“SEC”), a plastic bottle manufacturing cooperative, from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 18 to the consolidated financial statements for additional information concerning SEC.

The Company guarantees a portion of SAC’s and SEC’s debt and lease obligations. On December 28, 2003, these debt and lease guarantees were $39.4 million. The Company has not recorded any liability associated with these guarantees. The guarantees relate to debt and lease obligations, resulting primarily from the purchase of production equipment and facilities. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on December 28, 2003 would have been $58.9 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, to adequately mitigate the risk of material loss.

The Company has standby letters of credit, primarily related to its property and casualty insurance program. On December 28, 2003, these letters of credit totaled $11.9 million.

The Company participates in long-term contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of December 28, 2003 amount to $26.3 million and expire at various dates through 2016.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. The Company believes that the ultimate disposition of its claims and legal proceedings will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible at this time.

(14)    Income Taxes

The provision for income taxes consisted of the following:

	Fiscal Year
	2003	2002	2001
In Thousands
Current:
Federal	$—	$294	$1,338
State	—	—	—

Total current provision	—	294	1,338

Deferred:
Federal	19,443	13,829	(447)
State	(12,086)	1,124	1,335

Total deferred provision	7,357	14,953	888

Income tax expense	$7,357	$15,247	$2,226

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current tax expense for 2002 and 2001 represents alternative minimum tax (“AMT”). Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Intangible assets	$97,965	$103,877
Depreciation	100,960	100,030
Investment in Piedmont	40,995	25,006
Pension	11,886	3,440

Gross deferred income tax liabilities	251,806	232,353

Net operating loss carryforwards	(41,275)	(39,209)
AMT credits	(12,565)	(15,844)
Deferred compensation	(21,715)	(18,550)
Postretirement benefits	(12,929)	(12,171)
Termination of interest rate agreements	(4,290)	(3,884)
Other	(3,004)	(5,126)

Gross deferred income tax assets	(95,778)	(94,784)

Valuation allowance for deferred tax assets	16,770	25,964
Net current deferred income tax liability	918	1,528

Net deferred income tax liability	171,880	162,005

Accumulated other comprehensive income adjustments	(15,786)	(13,708)

Net deferred income tax liability	$156,094	$148,297

Except for amounts for which a valuation allowance has been provided, the Company believes the deferred tax assets will be realized primarily through the reversal of existing temporary differences. The reduction in the valuation allowance from December 29, 2002 to December 28, 2003 relates to the completion of a state income tax audit, a reorganization of certain of the Company’s subsidiaries and a corresponding assessment of the Company’s ability to utilize certain state net operating loss carryforwards. The valuation allowance of $16.8 million and $26.0 million as of December 28, 2003 and December 29, 2002, respectively, relates primarily to state net operating loss carryforwards which expire in varying amounts through 2023.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	Fiscal Year
	2003	2002	2001
In Thousands
Statutory expense	$13,321	$13,300	$4,094
State income taxes, net of federal benefit	1,338	735	307
Valuation allowance change	(9,194)	3,522	(522)
Amortization of franchise rights and goodwill			486
Favorable tax settlement			(2,850)
Officers’ life insurance premiums		992	1,135
Cash surrender value		(1,102)	(1,195)
Termination of certain company-owned life insurance policies	2,589
Termination of split-dollar life insurance program	(1,676)
Other	979	(2,200)	771

Income tax expense	$7,357	$15,247	$2,226

On December 28, 2003, the Company had $16.0 million of federal net operating losses and $12.6 million of AMT credit carryforwards available to reduce future income taxes. The federal net operating loss carryforwards expire in varying amounts through 2022 while the AMT credit carryforwards have no expiration date.

(15)    Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
In Thousands
Balance at December 31, 2000	$—	$—	$—
Change in fair market value of cash flow hedges, net of tax	4		4
Change in proportionate share of Piedmont’s accumulated other comprehensive loss, net of tax	(1,825)		(1,825)
Additional minimum pension liability adjustment, net of tax		(10,984)	(10,984)

Balance as of December 30, 2001	$(1,821)	$(10,984)	$(12,805)

Change in fair market value of cash flow hedges, net of tax	(408)		(408)
Termination of cash flow hedges, reclassified into earnings	2,229		2,229
Additional minimum pension liability adjustment, net of tax		(9,637)	(9,637)

Balance as of December 29, 2002	$—	$(20,621)	$(20,621)

Change in fair market value of cash flow hedges, net of tax	(62)		(62)
Additional minimum pension liability adjustment, net of tax		(3,247)	(3,247)

Balance as of December 28, 2003	$(62)	$(23,868)	$(23,930)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of other accumulated comprehensive income (loss) was as follows:

In Thousands	Before-Tax Amount	Income Tax Effect	After-Tax Amount
2003
Change in fair market value of cash flow hedges	$(101)	$39	$(62)
Minimum pension liability adjustment	(39,615)	15,747	(23,868)

Other comprehensive income (loss)	$(39,716)	$15,786	$(23,930)

2002
Minimum pension liability adjustment	$(34,329)	$13,708	$(20,621)

Other comprehensive income (loss)	$(34,329)	$13,708	$(20,621)

2001
Change in fair market value of cash flow hedges	$7	$(3)	$4
Change in proportionate share of Piedmont’s accumulated other comprehensive loss	(2,944)	1,119	(1,825)
Minimum pension liability adjustment	(17,717)	6,733	(10,984)

Other comprehensive income (loss)	$(20,654)	$7,849	$(12,805)

(16)    Capital Transactions

During 2002, two of the Company’s directors, J. Frank Harrison, Jr., Chairman Emeritus, and J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, entered into plans providing for sales of up to an aggregate total of 250,000 shares of the Company’s Common Stock in accordance with Securities and Exchange Commission Rule 10b5-1. Shares sold under the plans were issuable to Mr. Harrison, Jr. and Mr. Harrison, III under stock option agreements that were granted in 1989 as long-term incentives. During 2002, all 250,000 shares of Common Stock exercisable under the options were sold under the plans. Total proceeds to the Company from the exercise of the stock options under the plans were $7.2 million.

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

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement Factor in the Company’s Annual Bonus Plan. The Company achieved more than 80%

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the overall goal achievement factor in 2003, 2002 and 2001, resulting in compensation expense of $1.8 million, $2.3 million and $1.4 million, respectively. As of December 28, 2003, the fair market value of the potentially issuable shares (120,000 shares) in the future under this award approximated $6.3 million.

Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock. There is no trading market for the Company’s Class B Common Stock.

(17)    Benefit Plans

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

The following tables set forth pertinent information for the two nonunion Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
	2003	2002
In Thousands
Projected benefit obligation at beginning of year	$117,841	$102,327
Service cost	4,363	4,006
Interest cost	8,129	7,305
Actuarial loss	20,306	7,485
Benefits paid	(3,837)	(3,282)

Projected benefit obligation at end of year	$146,802	$117,841

Change in Plan Assets

	Fiscal Year
	2003	2002
In Thousands
Fair value of plan assets at beginning of year	$84,086	$80,572
Actual return on plan assets	13,244	(6,697)
Employer contributions	7,800	13,493
Benefits paid	(3,837)	(3,282)

Fair value of plan assets at end of year	$101,293	$84,086

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status

	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Funded status of the plans	$(45,509)	$(33,755)
Unrecognized prior service cost	90	109
Unrecognized net loss	58,236	48,339
Contributions from measurement date to fiscal year-end	4,600

Net amount recognized	$17,417	$14,693

Amounts Recognized in the Balance Sheet

	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Accrued benefit liability	$(26,888)	$(19,745)
Intangible asset	90	109
Accumulated other comprehensive income	39,615	34,329
Contributions from measurement date to fiscal year-end	4,600

Net amount recognized	$17,417	$14,693

Net Periodic Pension Cost

	Fiscal Year
	2003	2002	2001
In Thousands
Service cost	$4,363	$4,006	$3,290
Interest cost	8,129	7,305	6,578
Expected return on plan assets	(6,898)	(7,139)	(7,763)
Amortization of prior service cost	21	(88)	(135)
Recognized net actuarial loss	4,062	2,098	15

Net periodic pension cost	$9,677	$6,182	$1,985

Significant Assumptions Used

	2003	2002	2001
Weighted average discount rate used in determining net periodic pension cost	7.00%	7.25%	7.75%
Weighted average discount rate used in determining the actuarial present value of the projected benefit obligation	6.25%	7.00%	7.25%
Weighted average expected long-term rate of return on plan assets	8.00%	9.00%	9.00%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%
Measurement date	Nov. 30	Nov. 30	Nov. 30

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A .25% increase or decrease in the discount rate assumption at the beginning of fiscal year 2003 would have impacted the projected benefit obligation and net periodic pension cost as follows:

Impact on	.25% Increase	.25% Decrease
In Thousands
Projected benefit obligation at December 28, 2003	$(6,371)	$6,797
Net periodic pension cost in 2003	(930)	989

Cash Flows

In Thousands
Expected employer contributions for 2004	$23,400
Anticipated future benefit payments reflecting expected future service for the fiscal years:
2004	$3,611
2005	4,011
2006	4,325
2007	4,706
2008	5,035
2009 – 2013	32,964

Plan Assets

The Company’s pension plan allocation at December 28, 2003 and December 29, 2002, the target allocation for 2004 and the expected weighted average long-term rate of return by asset category were as follows:

	Target Allocation 2004	Percentage of Plan Assets at Fiscal Year End		Weighted Average Expected Long-Term Rate of Return – 2003
		12/28/03	12/29/02
U.S. Large Capitalization Equity Securities	40%	40%	39%	3.4%
U.S. Small/Mid Capitalization Equity Securities	10%	11%	11%	1.0%
International Equity Securities	15%	15%	15%	1.6%
Debt Securities	35%	34%	35%	2.0%

Total	100%	100%	100%	8.0%

The investments in the Company’s pension plan include U.S. equities, international equities and fixed income instruments. All of the plan assets are invested in institutional investment funds managed by professional investment advisors. The objective of the Company’s investment philosophy is to earn the plan’s targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30%—45% in large capitalization U.S. equities, 0%—20% in small and mid-capitalization U.S. equities, 0%—20% in non-U.S. equities and 10%—50% in fixed income instruments. The Company currently has 66% of its plan investments in equities and 34% in fixed income instruments.

U.S. large capitalization equities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. Small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the U.S. Debt securities at December 28, 2003 are comprised of investments in two institutional bond funds with a weighted average duration of approximately 3 years.

The weighted average expected long-term rate of return of plan assets was reduced from 9.0% in 2002 to 8.0% for determination of 2003 net periodic pension cost. This rate reflects an estimate of long-term future

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans was $1.3 million, $1.3 million and $1.2 million in 2003, 2002 and 2001, respectively.

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total cost for this benefit in 2003, 2002 and 2001 was $4.0 million, $3.8 million and $2.8 million, respectively.

The Company currently provides employee leasing and management services to SAC. SAC employees participate in the Company’s employee benefit plans.

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. The Company amended certain provisions of this postretirement benefit plan in 2001 and 2002. Under the amended plan, qualifying active employees will be eligible for coverage upon retirement until they become eligible for Medicare (normally age 65), at which time coverage under the plan will cease.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The postretirement benefit obligation as of December 28, 2003 and the net periodic postretirement benefit cost in 2003 do not reflect the effects of the Act since enactment occurred after the Company’s postretirement plan measurement date of September 30, 2003.

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement plan:

	Fiscal Year
	2003	2002
In Thousands
Benefit obligation at beginning of year	$48,271	$46,060
Service cost	512	403
Interest cost	3,159	3,238
Plan participants’ contributions	674	575
Actuarial loss (gain)	(2,826)	779
Benefits paid	(2,916)	(2,784)

Benefit obligation at end of year	$46,874	$48,271

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,242	2,209
Plan participants’ contributions	674	575
Benefits paid	(2,916)	(2,784)

Fair value of plan assets at end of year	$—	$—

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Funded status of the plan	$(46,874)	$(48,271)
Unrecognized net loss	16,427	20,183
Unrecognized prior service cost	(2,370)	(2,666)
Contributions between measurement date and fiscal year-end	814	663

Accrued liability	$(32,003)	$(30,091)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
	2003	2002	2001
In Thousands
Service cost	$512	$403	$331
Interest cost	3,159	3,238	3,253
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	931	1,155	1,106
Amortization of prior service cost	(272)	(271)	(271)

Net periodic postretirement benefit cost	$4,305	$4,500	$4,394

The weighted average discount rate used to estimate the postretirement benefit obligation was 6.00%, 6.75% and 7.25% as of December 28, 2003, December 29, 2002 and December 30, 2001, respectively. The measurement dates were September 30 of each year 2003, 2002 and 2001, respectively.

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2003 was 10% graded down 1% per year to an ultimate rate of 5%. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2002 was 11% graded down 1% per year to an ultimate rate of 5%. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2001 was 12% graded down 1% per year to an ultimate rate of 5%.

A 1% increase or decrease in this annual health care cost trend for 2003 would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:

Impact on	1% Increase	1% Decrease
In Thousands
Postretirement benefit obligation at December 28, 2003	$5,857	$(5,122)
Net periodic postretirement benefit cost in 2003	523	(456)

(18)    Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of December 28, 2003, The Coca-Cola Company had a 27.4% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	2003	2002	2001
In Millions
Payments by the Company for concentrate, syrup, sweetener and other miscellaneous purchases	$284.3	$287.5	$241.1
Payments by the Company for customer marketing programs	50.5	50.2	22.8
Payments by the Company for cold drink equipment parts	4.4	4.6	4.8
Payments by the Company for local media	.2	—	4.4
Marketing funding support payments to the Company	53.4	56.0	22.3
Fountain delivery and equipment repair fees paid to the Company	7.2	6.6	5.0
Local media and presence marketing support provided by The Coca-Cola Company on the Company’s behalf	13.0	17.7	6.9

The significant changes in payments to and from The Coca-Cola Company relate primarily to the consolidation of Piedmont in 2002 and changes in the administration of customer marketing programs, local media and marketing funding support by The Coca-Cola Company at the beginning of 2002.

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $24.5 million, $23.6 million and $21.0 million in 2003, 2002 and 2001, respectively. Purchases from CCE under this arrangement were $20.9 million, $20.3 million and $21.0 million in 2003, 2002 and 2001, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of December 28, 2003, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with all other Coca-Cola bottlers, the Company has become a member in Coca-Cola Bottlers’ Sales & Services Company LLC, (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. The Company paid $.2 million in 2003 to CCBSS for its share of CCBSS’ administrative costs. CCE is also a member of CCBSS.

The Company entered into an agreement for consulting services with J. Frank Harrison, Jr., the former Chairman of the Board of Directors of the Company, beginning in 1997. Payments related to the consulting services agreement totaled $183,333 and $200,000 in 2002 and 2001, respectively. Mr. Harrison, Jr. passed away in November 2002. An accrual of $3.8 million related to a retirement benefit payable to Mr. Harrison, Jr. was reversed in the fourth quarter of 2002.

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont. Prior to January 2, 2002, the Company and The Coca-Cola Company, through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont. On January 2, 2002, the Company purchased for $10.0 million an additional 4.651% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.651%. In March 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company for $53.5 million, increasing its ownership interest in Piedmont to 77.326%.

The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Piedmont during 2003, 2002 and 2001 totaling $67.6 million, $55.4 million and $53.0 million, respectively. The Company received $17.6 million, $17.9 million and $17.8 million for management services pursuant to its management agreement with Piedmont for 2003, 2002 and 2001, respectively. Beginning in 2002, sales of product at cost to Piedmont and management fees earned pursuant to its management agreement were eliminated in consolidation.

During 2002, Piedmont refinanced a $195 million term loan using the proceeds from a loan from the Company. The Company’s source of funds for this loan to Piedmont included the issuance of $150 million of senior notes, its lines of credit, the revolving credit facility and available cash flow. Piedmont pays the Company interest on the loan at the Company’s average cost of funds plus 0.50%. As of December 28, 2003, the Company had loaned $140.2 million to Piedmont. All amounts outstanding under this loan will become due and payable on December 31, 2005. The Company plans to provide for Piedmont’s future financing requirements under these terms.

The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $8.4 million, $8.7 million and $11.2 million in 2003, 2002 and 2001, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to $.2 million each year for all periods presented.

On November 30, 1992, the Company and the previous owner of the Company’s Snyder Production Center (“SPC”) in Charlotte, North Carolina, who was unaffiliated with the Company, agreed to the early termination of the SPC lease. Harrison Limited Partnership One (“HLP”) purchased the property contemporaneously with the termination of the lease, and the Company leased SPC from HLP pursuant to a ten-year lease that was to expire on November 30, 2002. HLP’s sole general partner is a corporation of which the estate of J. Frank Harrison, Jr. is the sole shareholder. HLP’s sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Reid M. Henson, a former Director of the Company, are co-trustees. On August 9, 2000, a Special Committee of the Board of Directors approved the sale by Company of property and improvements adjacent to SPC to HLP and a new lease of both the conveyed property and SPC from HLP, which expires on December 31, 2010. The sale closed on December 15, 2000 at a price of $10.5 million. The annual base rent the Company was obligated to pay for its lease of this property is subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. Rental payments for these properties totaled $2.7 million, $2.9 million and $3.3 million in 2003, 2002 and 2001, respectively.

As disclosed in Note 5 to the consolidated financial statements, the Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to this lease as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The minimum rentals and contingent rentals that relate to these properties were as follows:

	2003	2002	2001
In Millions
Minimum rentals	$4.2	$4.1	$4.0
Contingent rentals	(1.5)	(1.2)	(0.7)

Total rental payments	$2.7	$2.9	$3.3

The contingent rentals in 2003, 2002 and 2001 reduce the minimum rentals as a result of decreases in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the inflation factor or changes in the interest rate factor are recorded as adjustments to interest expense.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2000, the Company entered into a five-year consulting agreement with Reid M. Henson. Mr. Henson served as a Vice Chairman of the Board of Directors from 1983 to May 2000. Payments in 2003, 2002 and 2001 related to the consulting agreement totaled $350,000 in each year.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation related to the Company’s headquarters office building. Beacon Investment Corporation’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon Investment Corporation which includes the Company’s headquarters office building and an adjacent office facility. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the Adjusted Eurodollar Rate as the measurement device. Rental payments under this lease totaled $2.8 million, $2.8 million and $3.3 million in 2003, 2002 and 2001, respectively.

The following table summarizes the minimum rentals and contingent rentals associated with this lease:

	2003	2002	2001
In Millions
Minimum rentals	$2.8	$2.8	$2.8
Contingent rentals	—	—	.5

Total rental expense	$2.8	$2.8	$3.3

Increases or decreases in lease payments that result from changes in the Consumer Price Index or changes in the interest rate factor are recorded as adjustments to rent expense in S,G&A expenses.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $51.1 million, $45.6 million and $49.7 million in 2003, 2002 and 2001, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $18.8 million as of December 28, 2003.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $105 million, $110 million and $110 million in 2003, 2002 and 2001, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.3 million, $1.3 million and $1.2 million in 2003, 2002 and 2001, respectively. Also, the Company has guaranteed a portion of debt for SAC. Such guarantee was $20.6 million as of December 28, 2003.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19)    Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Fiscal Year
	2003	2002	2001
In Thousands (Except Per Share Data)
Numerator:
Numerator for basic net income and diluted net income per share	$30,703	$22,823	$9,470

Denominator:
Denominator for basic net income per share—weighted average common shares	9,043	8,861	8,753
Effect of dilutive securities	—	60	68

Denominator for diluted net income per share—adjusted weighted average common shares	9,043	8,921	8,821

Basic net income per share	$3.40	$2.58	$1.08

Diluted net income per share	$3.40	$2.56	$1.07

(20)    Risks and Uncertainties

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

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2003, approximately 70% of the Company’s physical case volume was sold for future consumption. The remaining 30% of the Company’s volume was sold for immediate consumption through various cold drink channels. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 11% of the Company’s total sales volume during 2003.

The Company makes significant expenditures each year on fuel for product delivery. Material increases in the cost of fuel may result in a reduction in earnings to the extent the Company is not able to increase its selling prices to offset an increase in fuel costs.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s nonunion pension liability.

Less than 10% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering less than 1% of the Company’s employees expire during 2004.

Material changes in the performance requirements or decreases in levels of marketing funding support historically provided under marketing programs with The Coca-Cola Company and other franchisers, or the Company’s inability to meet the performance requirements for the anticipated levels of such marketing funding support payments, would adversely affect future earnings. The Coca-Cola Company is under no obligation to continue marketing funding support at past levels.

Changes in the market value of assets in the Company’s pension plan as well as changes in the discount rate may result in significant changes in net periodic pension cost and the Company contributions to the plan.

Changes in the health care cost trend as well as changes in the discount rate may result in significant changes in postretirement benefit cost.

Changes in the insurance markets may significantly impact insurance premiums or, in certain situations, may impact the Company’s ability to secure insurance coverages.

(21)    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
	2003	2002	2001
In Thousands
Accounts receivable, trade, net	$(2,674)	$4,836	$(1,313)
Accounts receivable from The Coca-Cola Company	(5,120)	(7,988)	1,445
Accounts receivable, other	6,338	(9,398)	2,994
Inventories	1,757	7,164	586
Prepaid expenses and other assets	(28,978)	(1,377)	10,958
Accounts payable, trade	1,190	4,089	6,893
Accounts payable to The Coca-Cola Company	(9,653)	6,483	5,058
Other accrued liabilities	(4,445)	(20,987)	4,250
Accrued compensation	(209)	3,880	3,906
Accrued interest payable	275	(2,347)	1,395
Due to Piedmont			8,246

(Increase) decrease in current assets less current liabilities	$(41,519)	$(15,645)	$44,418

Cash payments for interest and income taxes were as follows:

	Fiscal Year
	2003	2002	2001
In Thousands
Interest	$42,722	$52,572	$42,084
Income taxes (net of refunds)	(7,172)	3,138	2,673

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22)    New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), addressing the recognition and income statement classification of various considerations given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer’s income statement, unless certain criteria are met. EITF 02-16 was effective for the first quarter of 2003. Previously, the Company classified marketing funding support received from The Coca-Cola Company and other beverage companies as an adjustment to net sales. In accordance with EITF 02-16, the Company classified marketing funding support as a reduction of cost of sales beginning the first quarter of 2003. The application of EITF 02-16 did not have a significant impact on results of operations. Prior year amounts have been reclassified to conform to the current year presentation.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. Application of FIN 46 is required in the Company’s financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 28, 2003. The Company has determined that it does not have any arrangements or relationships with special-purpose entities. Application of FIN 46 for all other types of variable interest entities is required for the Company effective March 28, 2004. The Company anticipates that application of FIN 46 will not have a significant impact on its financial statements at this time.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” that requires additional financial statement disclosures for defined benefit plans. This revised standard requires more disclosure about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company has adopted these disclosure provisions beginning with its 2003 fiscal year-end financial reporting.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23)    Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended December 28, 2003 and December 29, 2002.

	Quarter
In Thousands (Except Per Share Data)	1	2	3	4
Year Ended December 28, 2003
Net sales	$275,200	$318,165	$325,637	$291,763
Gross margin	134,869	153,656	156,759	140,033
Net income	1,407	11,900	13,846	3,550
Basic net income per share	.16	1.32	1.53	.39
Diluted net income per share	.16	1.32	1.53	.39

	Quarter
In Thousands (Except Per Share Data)	1	2	3	4
Year Ended December 29, 2002
Net sales	$271,618	$329,512	$319,725	$277,480
Gross margin	134,407	159,380	153,823	131,588
Net income (loss)	3,378	10,783	9,539	(877)
Basic net income (loss) per share	.39	1.23	1.08	(.10)
Diluted net income (loss) per share	.38	1.21	1.07	(.10)

Report of Independent Auditors

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company changed its accounting for goodwill and other intangible assets in 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina

February 18, 2004

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 23 to the financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers of the Company

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the directors of the Company, see the “Election of Directors” section of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 26, 2004, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President-Controller, Vice President-Treasurer, Vice President-Tax/Risk Management and any other person performing similar functions. The Code of Ethics is available on the Company’s website at www.cokeconsolidated.com. The Company intends to disclose any substantive amendments to, or waivers from, its Code of Ethics on its website or in a report on Form 8-K.

Item 11.    Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Election of Directors—Director Compensation” sections of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders,” “Election of Directors—Beneficial Ownership of Management” and “Equity Compensation Plans” sections of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the “Certain Transactions” section of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see the “Independent Accountants” section of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	List of documents filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts and Reserves

All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.	Listing of Exhibits:

Exhibit Index

Number	Description	Incorporated by Reference or Filed Herewith

(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (No. 2-97822) on Form S-1 as filed on May 31, 1985.

(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A., as Successor, as Trustee.	Exhibit 4.2 to the Company’s. Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(4.3)	Form of the Company’s 6.85% Debentures due 2007.	Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(4.4)	Loan Agreement, dated as of November 20, 1995, between the Company and LTCB Trust Company, as Agent, and other banks named therein.	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

Number	Description	Incorporated by Reference or Filed Herewith

(4.5)	Amendment, dated as of July 22, 1997, to Loan Agreement (designated as Exhibit 4.4) between the Company and General Electric Capital Corporation as assignee of LTCB Trust Company, as Agent, and other banks named therein.	Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(4.6)	Form of the Company’s 7.20% Debentures due 2009.	Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(4.7)	Form of the Company’s 6.375% Debentures due 2009.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999.

(4.8)	Assignment and Release Agreement, dated as of October 6, 1999 (relating to the Loan Agreement designated as Exhibit 4.4), by and between The Long-Term Credit Bank of Japan, Limited and General Electric Capital Corporation.	Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

(4.9)	Second Amendment, dated as of February 24, 2000 (to Loan Agreement designated as Exhibit 4.4) by and among the Company and General Electric Capital Corporation, as agent.	Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

(4.10)	Amended and Restated Promissory Note, dated as of November 22, 2002, by and between Piedmont Coca-Cola Bottling Partnership and the Company.	Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(4.11)	$125,000,000 Credit Agreement, dated as of December 20, 2002, between the Company and Citibank, N.A. as Administrative Agent, and other banks named therein.	Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(4.12)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002.

(4.13)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003.

(4.14)	Limited Waiver and Consent, dated March 25, 2003, by and between the Company and General Electric Capital Corporation, as Agent to the Loan Agreement designated as Exhibit 4.4.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(4.15)	Third Amendment, dated as of July 29, 2003, to Loan Agreement (designated as Exhibit 4.4) by and among the Company and General Electric Capital Corporation.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(4.16)	Waiver, dated as of October 24, 2003, of certain provisions of the $125,000,000 Credit Agreement designated as Exhibit 4.11, between the Company and Citibank, N.A., as Administrative Agent, and other banks named therein.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

Number	Description	Incorporated by Reference or Filed Herewith

(4.17)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

(10.1)	Stock Rights and Restrictions Agreement, dated January 27, 1989, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.2)	Description and examples of bottling franchise agreements between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.3)	Lease, dated as of January 1, 1999, by and between the Company and the Ragland Corporation, related to the production/distribution facility in Nashville, Tennessee.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.4)	Purchase and Sale Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One, related to land adjacent to the Snyder Production Center in Charlotte, North Carolina.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.5)	Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One, related to the Snyder Production Center in Charlotte, North Carolina and a distribution center adjacent thereto.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.6)	Partnership Agreement of Carolina Coca-Cola Bottling Partnership,* dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.7)	Management Agreement, dated as of July 2, 1993, by and among the Company, Carolina Coca-Cola Bottling Partnership,* CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.8)	First Amendment to Management Agreement designated as Exhibit 10.7, dated as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.9)	Amended and Restated Guaranty Agreement, dated as of July 15, 1993, with Southeastern Container, Inc.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

Number	Description	Incorporated by Reference or Filed Herewith

(10.10)	Management Agreement, dated as of June 1, 1994, by and between the Company and South Atlantic Canners, Inc.	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.11)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.12)	Guaranty Agreement, dated as of May 18, 2000, between the Company and Wachovia Bank of North Carolina, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(10.13)	Guaranty Agreement, dated as of December 1, 2001, between the Company and Wachovia, N.A.	Exhibit 10.18 to the Company’s. Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(10.14)	Description of the Company’s 2004 Bonus Plan for officers. * *	Filed herewith.

(10.15)	Retirement and Consulting Agreement, effective as of May 31, 2000, between the Company and Reid M. Henson. * *	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10.16)	Agreement to assume liability for postretirement benefits between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.17)	Lease Agreement, dated as of January 5, 1999, between the Company and Beacon Investment Corporation, related to the Company’s corporate headquarters and an adjacent office building in Charlotte, North Carolina.	Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

(10.18)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, dated as of January 1, 1998. **	Filed herewith.

(10.19)	Restricted Stock Award to J. Frank Harrison, III (effective January 4, 1999). **	Annex A to the Company’s Proxy Statement for the 1999 Annual Meeting.

(10.20)	Supplemental Savings Incentive Plan, as amended and restated as of December 28, 2003, between Eligible Employees of the Company and the Company. **	Filed herewith.

(10.21)	Employment Agreement Termination, dated as of April 27, 2001, between the Company and James L. Moore, Jr. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001.

(10.22)	Officer Retention Plan (ORP), as amended and restated as of January 1, 2001, between Eligible Employees of the Company and the Company. **	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001.

Number	Description	Incorporated by Reference or Filed Herewith

(10.23)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, The Coca-Cola Company and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 2, 2002.

(10.24)	Securities Purchase Agreement, dated as of January 2, 2002, by and between Piedmont Partnership Holding Company (KO Subsidiary) and Coca-Cola Ventures, Inc. (Consolidated Subsidiary).	Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(10.25)	Assignment, dated as of January 2, 2002, by and between Piedmont Partnership Holding Company (KO Subsidiary) and Coca-Cola Ventures, Inc. (Consolidated Subsidiary).	Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(10.26)	First Amendment to Lease (relating to the Lease Agreement designated as Exhibit 10.3) and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between Ragland Corporation and the Company.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.27)	Sweetener Sales Agreement, dated as of October 14, 2002, by and between The Coca-Cola Company and the Company.	Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.28)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, dated as of December 11, 2002, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(10.29)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of December 27, 2003, between the Company and Eligible Employees of the Company. **	Filed herewith.

(10.30)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(10.31)	Amendment to Officer Retention Plan Agreement by and between the Company and David V. Singer, effective as of January 12, 2004.**	Filed herewith.

(10.32)	Securities Purchase Agreement, dated as of March 28, 2003, by and between Piedmont Partnership Holding Company (KO subsidiary) and Coca-Cola Ventures, Inc. (Consolidated Subsidiary).	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(10.33)	Assignment, dated as of March 28, 2003, by and between Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(10.34)	Form of Split-Dollar and Deferred Compensation Termination Agreement, effective as of December 27, 2003, by and between the Company and Eligible Employees of the Company.**	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith

(10.35)	Form of SSIP Settlement, Release and Acknowledgment Agreement, effective as of December 27, 2003, by and between the Company and Eligible Employees of the Company.**	Filed herewith.

(10.36)	Split-Dollar Termination Agreements, effective as of December 27, 2003, by and between the Company and Jan M. Harrison, Trustee under the Irrevocable Trust Agreement of J. Frank Harrison, III.**	Filed herewith.

(10.37)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.**	Filed herewith.

(21.1)	List of subsidiaries.	Filed herewith.

(23.1)	Consent of Independent Accountants to Incorporation by reference into Form S-3 (Registration No. 33-54657) and Form S-3 (Registration No. 333-71003).	Filed herewith.

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Carolina Coca-Cola Bottling Partnership’s name was changed to Piedmont Coca-Cola Bottling Partnership.
**	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

(b)	Reports on Form 8-K.

On October 27, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended September 28, 2003.

On November 25, 2003, the Company filed a Current Report on Form 8-K relating to the issuance of its Report to Stockholders for the period ending September 28, 2003.

On December 3, 2003, the Company filed a Current Report on Form 8-K relating to the resignations of two directors of the Company.

On February 20, 2004, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the fiscal year ended December 28, 2003.

(c)	Exhibits.

See Item 15(a)3

(d)	Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:

Fiscal year ended December 28, 2003	$1,676	$494	$447	$1,723

Fiscal year ended December 29, 2002	$1,863	$1,190	$1,377	$1,676

Fiscal year ended December 30, 2001	$918	$1,463	$518	$1,863

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: March 11, 2004	By:	/S/ J. FRANK HARRISON, III
J. Frank Harrison, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/S/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 11, 2004

By:	/S/ H. W. MCKAY BELK H. W. McKay Belk	Director	March 11, 2004

By:	/S/ SHARON A. DECKER Sharon A. Decker	Director	March 11, 2004

By:	/S/ WILLIAM B. ELMORE William B. Elmore	President, Chief Operating Officer and Director	March 11, 2004

By:	/S/ JAMES E. HARRIS James E. Harris	Director	March 11, 2004

By:	/S/ DEBORAH S. HARRISON Deborah S. Harrison	Director	March 11, 2004

By:	/S/ NED R. MCWHERTER Ned R. McWherter	Director	March 11, 2004

By:	/S/ JOHN W. MURREY, III John W. Murrey, III	Director	March 11, 2004

By:	/S/ CARL WARE Carl Ware	Director	March 11, 2004

By:	/S/ DENNIS A. WICKER Dennis A. Wicker	Director	March 11, 2004

By:	/S/ DAVID V. SINGER David V. Singer	Executive Vice President and Chief Financial Officer	March 11, 2004

By:	/S/ STEVEN D. WESTPHAL Steven D. Westphal	Vice President, Controller and Chief Accounting Officer	March 11, 2004