Form 10-Q
period 2004-03-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2004-05-06
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2004
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,420,752

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2004	2003
Net sales	$282,727	$275,200
Cost of sales, excluding depreciation expense shown below	142,210	140,651

Gross margin	140,517	134,549
Selling, delivery and administrative expenses, excluding depreciation expense shown below	106,570	101,979
Depreciation expense	17,652	19,015
Amortization of intangibles	795	698

Income from operations	15,500	12,857

Interest expense	10,308	10,371
Minority interest	447	116

Income before income taxes	4,745	2,370
Income taxes	1,950	963

Net income	$2,795	$1,407

Basic net income per share	$.31	$.16

Diluted net income per share	$.31	$.16

Weighted average number of common shares outstanding	9,063	9,043

Weighted average number of common shares outstanding-assuming dilution	9,063	9,043

Cash dividends per share
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited March 28, 2004	Dec. 28, 2003	Unaudited March 30, 2003
ASSETS

Current Assets:
Cash	$11,033	$18,044	$7,162
Accounts receivable, trade, less allowance for doubtful accounts of $1,750, $1,723 and $1,757	81,490	82,222	79,341
Accounts receivable from The Coca-Cola Company	22,979	18,112	13,134
Accounts receivable, other	3,080	10,663	5,649
Inventories	51,598	36,891	38,469
Cash surrender value of life insurance, net	20,009	27,765
Prepaid expenses and other current assets	9,321	6,981	9,334

Total current assets	199,510	200,678	153,089

Property, plant and equipment, net	432,282	446,708	462,725
Leased property under capital leases, net	74,810	43,109	44,080
Other assets	26,922	27,653	58,521
Franchise rights, net	520,672	520,672	522,189
Goodwill, net	102,049	102,049	100,754
Other identifiable intangible assets, net	8,256	9,051	10,398

Total	$1,364,501	$1,349,920	$1,351,756

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited March 28, 2004	Dec. 28, 2003	Unaudited March 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Portion of long-term debt payable within one year	$39	$78	$39
Current portion of obligations under capital leases	1,830	1,337	1,143
Accounts payable, trade	35,050	39,493	38,617
Accounts payable to The Coca-Cola Company	20,410	10,996	18,861
Accrued compensation	10,363	18,999	11,354
Other accrued liabilities	50,732	52,492	41,909
Accrued interest payable	17,510	10,924	16,577

Total current liabilities	135,934	134,319	128,500
Deferred income taxes	157,835	156,094	150,191
Pension and postretirement benefit obligations	47,075	50,842	49,286
Other liabilities	78,744	74,457	66,387
Obligations under capital leases	75,767	44,226	44,597
Long-term debt	779,739	802,639	845,978

Total liabilities	1,275,094	1,262,577	1,284,939

Commitments and Contingencies (Note 13)

Minority interest	35,318	34,871	31,819

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized - 30,000,000 shares; Issued - 9,704,951 shares	9,704	9,704	9,704
Class B Common Stock, $1.00 par value:
Authorized - 10,000,000 shares; Issued - 3,048,866, 3,028,866 and 3,028,866 shares	3,049	3,029	3,029
Capital in excess of par value	98,255	97,220	97,220
Retained earnings	28,232	27,703	5,189
Accumulated other comprehensive loss	(23,897)	(23,930)	(18,890)

	115,343	113,726	96,252
Less-Treasury stock, at cost:
Common - 3,062,374 shares	60,845	60,845	60,845
Class B Common - 628,114 shares	409	409	409

Total stockholders’ equity	54,089	52,472	34,998

Total	$1,364,501	$1,349,920	$1,351,756

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867
Comprehensive income:
Net income				1,407			1,407
Net gain on derivatives, net of tax					1,731		1,731

Total comprehensive income							3,138
Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)
Class B Common ($.25 per share)				(600)			(600)
Issuance of 20,000 shares of Class B Common Stock		20	1,234				1,254

Balance on March 30, 2003	$9,704	$3,029	$97,220	$5,189	$(18,890)	$(61,254)	$34,998

Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472
Comprehensive income:
Net income				2,795			2,795
Net gain on derivatives, net of tax					33		33

Total comprehensive income							2,828
Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)
Class B Common ($.25 per share)				(605)			(605)
Issuance of 20,000 shares of Class B Common Stock		20	1,035				1,055

Balance on March 28, 2004	$9,704	$3,049	$98,255	$28,232	$(23,897)	$(61,254)	$54,089

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2004	2003
Cash Flows from Operating Activities
Net income	$2,795	$1,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,652	19,015
Amortization of intangibles	795	698
Deferred income taxes	1,950	491
Losses on sale of property, plant and equipment	470	178
Amortization of debt costs	277	259
Amortization of deferred gain related to terminated interest rate agreements	(534)	(482)
Minority interest	447	116
(Increase) decrease in current assets less current liabilities	3,004	(5,990)
Decrease in other noncurrent assets	440	249
Increase in other noncurrent liabilities	2,642	3,279
Other	(301)	70

Total adjustments	26,842	17,883

Net cash provided by operating activities	29,637	19,290

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt		100,000
Payment of long-term debt	(25,000)	(50,000)
Repayment of current portion of long-term debt	(39)	(39)
Proceeds from (repayment of) lines of credit, net	2,100	(11,700)
Cash dividends paid	(2,266)	(2,261)
Principal payments on capital lease obligations	(411)	(286)
Debt issuance costs paid		(864)
Proceeds from settlement of forward interest rate agreements		3,135
Other	(651)	(752)

Net cash provided by (used in) financing activities	(26,267)	37,233

Cash Flows from Investing Activities
Additions to property, plant and equipment	(11,286)	(14,286)
Proceeds from the sale of property, plant and equipment	905	232
Acquisitions of companies, net		(53,500)

Net cash used in investing activities	(10,381)	(67,554)

Net decrease in cash	(7,011)	(11,031)
Cash at beginning of period	18,044	18,193

Cash at end of period	$11,033	$7,162

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,055	$1,254
Capital lease obligations incurred	32,445

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

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

Other than the reclassification of certain items from property, plant and equipment to inventories as disclosed in Note 3, the accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form

10-K for the year ended December 28, 2003 filed with the Securities and Exchange Commission.

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

On March 28, 2003, the Company purchased half of The Coca-Cola Company’s interest in Piedmont for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont from 54.651% to 77.326%. The Company recorded $16.3 million related to franchise rights and $4.3 million related to customer relationships in connection with this acquisition. This additional acquisition was recorded using purchase accounting.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

2. Piedmont Coca-Cola Bottling Partnership

Minority interest as of March 28, 2004, December 28, 2003 and March 30, 2003 represents the portion of Piedmont owned by The Coca-Cola Company.

Summarized financial information for Piedmont was as follows:

	First Quarter
In Thousands	2004	2003
Net sales	$67,885	$64,148
Cost of sales	33,505	32,119

Gross margin	34,380	32,029
Income from operations	3,996	2,335
Net income	$1,970	$256

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories

Inventories were summarized as follows:

In Thousands	March 28, 2004	Dec. 28, 2003	March 30, 2003
Finished products	$27,081	$25,669	$25,898
Manufacturing materials	8,176	6,637	7,399
Other inventory items	16,341	4,585	5,172

Total inventories	$51,598	$36,891	$38,469

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they more closely relate to the sale of finished product inventories rather than as a component of property, plant and equipment. This reclassification had no significant impact on the Company’s results of operations. Costs associated with these items have been reflected in cost of sales during the first quarter of 2004. Previously, costs associated with these items were recorded as depreciation expense.

4. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	March 28, 2004	Dec. 28, 2003	March 30, 2003	Estimated Useful Lives
Land	$12,702	$12,857	$12,670
Buildings	112,438	113,820	113,634	10-50 years
Machinery and equipment	97,752	97,933	95,420	5-20 years
Transportation equipment	152,213	150,421	144,907	4-13 years
Furniture and fixtures	38,824	38,683	39,623	4-10 years
Vending equipment	344,600	366,266	365,498	6-13 years
Leasehold and land improvements	53,585	53,425	49,433	5-20 years
Software for internal use	26,844	26,780	25,835	3-7 years
Construction in progress	12,899	7,057	6,661

Total property, plant and equipment, at cost	851,857	867,242	853,681
Less: Accumulated depreciation and amortization	419,575	420,534	390,956

Property, plant and equipment, net	$432,282	$446,708	$462,725

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

5. Leased Property Under Capital Leases

In Thousands	March 28, 2004	Dec. 28, 2003	March 30, 2003	Estimated Useful Lives
Leased property under capital leases	$80,942	$48,497	$47,618	1-29 years
Less: Accumulated amortization	6,132	5,388	3,538

Leased property under capital leases, net	$74,810	$43,109	$44,080

On March 1, 2004, the Company received a renewal option to extend the term of the lease on its corporate headquarters facilities. As a result of the renewal option and the Company’s intent to exercise the renewal option, the Company capitalized the lease as of March 1, 2004. The amount recorded for the capitalization of this lease was $32.4 million.

The majority of the leased property under capital leases is real estate.

6. Franchise Rights and Goodwill

In Thousands	March 28, 2004	Dec. 28, 2003	March 30, 2003
Franchise rights	$677,769	$677,769	$678,286
Goodwill	155,487	155,487	155,192

Franchise rights and goodwill	833,256	833,256	833,478
Less: Accumulated amortization	210,535	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721	$622,943

7. Other Identifiable Intangible Assets

In Thousands	March 28, 2004	Dec. 28, 2003	March 30, 2003	Estimated Useful Lives
Other identifiable intangible assets	$61,102	$61,102	$60,042	3-20 years
Less: Accumulated amortization	52,846	52,051	49,644

Other identifiable intangible assets, net	$8,256	$9,051	$10,398

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	March 28, 2004	Dec. 28, 2003	March 30, 2003
Accrued marketing costs	$7,380	$8,753	$6,690
Accrued insurance costs	12,038	11,351	10,588
Accrued taxes (other than income taxes)	2,669	1,738	7,198
Employee benefit plan accruals	9,675	9,084	7,615
All other accrued expenses	18,970	21,566	9,818

Total	$50,732	$52,492	$41,909

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Debt

Long-term debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	March 28, 2004	Dec. 28, 2003	March 30, 2003
Lines of Credit	2005	1.48%	Varies	$19,700	$17,600	$25,900

Term Loan	2004		Varies			35,000

Term Loan	2005	1.70%	Varies	60,000	85,000	85,000

Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000

Debentures	2009	7.20%	Semi-annually	100,000	100,000	100,000

Debentures	2009	6.38%	Semi-annually	250,000	250,000	250,000

Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000

Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000

Other notes payable	2004 - 2006	5.75%	Varies	78	117	117

				779,778	802,717	846,017
Less: Portion of long-term debt payable within one year				39	78	39

Long-term debt				$779,739	$802,639	$845,978

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Debt

The Company has obtained the majority of its long-term financing from the public markets. As of March 28, 2004, $700 million of the Company’s total outstanding balance of debt and capital lease obligations of $857.4 million was financed through publicly offered debentures and notes. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings and monitors counterparty credit ratings on an ongoing basis.

In December 2002, the Company entered into a three-year $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The facility contains covenants, which establish ratio requirements related to interest coverage, and long-term debt to cash flow. On March 28, 2004, there were no amounts outstanding under this facility.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at March 28, 2004, are made available at the discretion of two participating banks and may be withdrawn at any time by such banks. On March 28, 2004, $19.7 million was outstanding under these lines of credit. The Company intends to refinance short-term maturities with currently available lines of credit. To the extent that these borrowings do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

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

With regards to the Company’s term loan that matures in 2005, the Company must maintain its public debt ratings at investment grade by either Moody’s or Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future.

The Company’s credit ratings are reviewed by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or in the event of a reduction below investment grade level, a potential default on one of its credit agreements as discussed above. There were no changes in these debt ratings from 2003. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Debt

The Company’s revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources. The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as the incurrence of indebtedness by the Company’s subsidiaries in excess of certain amounts.

All of the outstanding long-term debt has been issued by the Company with none being issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

The Company provides financing for Piedmont at its average cost of funds plus 0.50%. The Company plans to provide for Piedmont’s future financing requirements under these terms.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.0%, 4.9% and 5.0% for its debt and capital lease obligations as of March 28, 2004, December 28, 2003 and March 30, 2003, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 4.9% for the first quarter of 2004 compared to 5.1% for the first quarter of 2003.

Before giving effect to the forward interest rate agreements discussed in Note 10 to the consolidated financial statements, approximately 47% of the Company’s debt and capital lease obligations of $857.4 million was subject to changes in short-term interest rates as of March 28, 2004. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the component of the Company’s debt and capital lease obligations subject to changes in short-term interest rates during the quarter increased by 1%, interest expense for the first quarter ended March 28, 2004 would have increased by approximately $.7 million and net income would have been reduced by approximately $.4 million.

During the first quarters of 2004 and 2003, interest expense was lower due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.5 million in each period.

10. Derivative Financial Instruments

The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s debt level and the potential impact of changes in

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Derivative Financial Instruments

interest rates on the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes nor does it use leveraged financial instruments. All of the Company’s outstanding interest rate swap agreements and forward interest rate agreements are LIBOR-based.

Derivative financial instruments were summarized as follows:

	March 28, 2004		December 28, 2003		March 30, 2003
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement - floating	$25,000	3.67 years	$25,000	3.92 years
Interest rate swap agreement - floating	25,000	3.67 years	25,000	3.92 years
Interest rate swap agreement - floating	50,000	5.17 years	50,000	5.42 years
Interest rate swap agreement - floating	50,000	3.67 years	50,000	3.92 years	$50,000	4.67 years
Interest rate swap agreement - floating	50,000	5.33 years	50,000	5.58 years	50,000	6.33 years
Interest rate swap agreement - floating	50,000	8.67 years	50,000	8.92 years	50,000	9.67 years

	March 28, 2004			December 28, 2003
In Thousands	Notional Amount	Start Date	Length of Term	Notional Amount	Start Date	Length of Term
Forward interest rate agreement - fixed				$50,000	1/02/03	1 year
Forward interest rate agreement - fixed	$50,000	5/01/03	1 year	50,000	5/01/03	1 year
Forward interest rate agreement - fixed	50,000	5/15/03	1 year	50,000	5/15/03	1 year
Forward interest rate agreement - fixed	50,000	5/30/03	1 year	50,000	5/30/03	1 year

In conjunction with the issuance of $100 million of 5.30% Senior Notes in March 2003, the Company entered into two forward interest rate agreements to hedge the issuance price. These forward interest rate agreements were accounted for as cash flow hedges. The Company received $3.1 million from these cash flow hedges upon settlement, which has been recorded in other liabilities, and is being amortized as a reduction of interest expense over the life of the related senior notes.

In July 2003, the Company entered into three interest rate swap agreements in conjunction with the $100 million of senior notes previously mentioned. These interest rate swap agreements effectively converted $100 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

The Company has three forward interest rate agreements which fix short-term rates on certain components of the Company’s floating rate debt for twelve month periods. One forward interest rate agreement has been accounted for as a cash flow hedge. The other two forward interest rate agreements do not meet the criteria set

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Derivative Financial Instruments

forth in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these forward interest rate agreements was an increase to interest expense of approximately $.2 million and approximately $.4 million during the first quarters of 2004 and 2003, respectively.

The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company uses several different financial institutions for interest rate derivative contracts to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of the derivative transactions.

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

Derivative Financial Instruments

The fair values for the Company’s interest rate swap agreements and forward interest rate agreements are based on estimated current settlement values.

Letters of Credit

The fair values of the Company’s letters of credit are based on the notional amounts of the instruments.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Fair Values of Financial Instruments

The carrying amounts and fair values of the Company’s long-term debt, derivative financial instruments and letters of credit were as follows:

	March 28, 2004		December 28, 2003		March 30, 2003
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt	$700,000	$762,398	$700,000	$747,359	$700,000	$744,954
Non-public variable rate long-term debt	79,700	79,700	102,600	102,600	145,900	145,900
Non-public fixed rate long-term debt	78	82	117	120	117	117
Interest rate swap agreements and forward interest rate agreements	(4,749)	(4,749)	1,613	1,613	(1,372)	(1,372)
Letters of credit	—	11,888	—	11,888	—	8,910

The fair values of the interest rate swap agreements and forward interest rate agreements at March 28, 2004 and March 30, 2003 represent the estimated amounts the Company would have received upon termination of these agreements. The fair values of the interest rate swap agreements and forward interest rate agreements at December 28, 2003 represent the estimated amounts the Company would have paid upon termination of these agreements.

12. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	March 28, 2004	Dec. 28, 2003	March 30, 2003
Accruals for executive benefit plans	$55,193	$52,645	$48,410
Deferred gains on terminated interest rate agreements	8,803	9,490	7,876
Other	14,748	12,322	10,101

Total	$78,744	$74,457	$66,387

The accruals for executive benefit plans relate to three benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a supplemental benefit plan.

Eligible participants in the Supplemental Savings Plan may elect to defer a portion of their annual salary and bonus. The Company matches 30% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company can also make discretionary contributions to participants’ accounts. Participants are immediately vested for their contributions and after five years of service the participants are vested for the Company contributions. Participant deferrals and Company contributions are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Participant balances in the fixed benefit option accrue a return depending upon the participant’s age, years of service and other factors. The long-term liability under this plan was $32.8 million, $31.3 million and $30.5 million as of March 28, 2004, December 28, 2003 and March 30, 2003, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Other Liabilities

The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Eligible participants receive a 20-year annuity payable in equal monthly installments commencing at retirement or under other certain conditions. Benefits under the Retention Plan are reduced by 50% for participants who terminate employment due to severance before age 60 and not due to death or disability. The long-term liability under this plan was $20.0 million, $19.1 million and $17.9 million as of March 28, 2004, December 28, 2003 and March 30, 2003, respectively.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. The long-term liability was $2.4 million and $2.3 million as of March 28, 2004 and December 28, 2003, respectively.

13. Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $42.3 million, $39.4 million and $40.0 million as of March 28, 2004, December 28, 2003 and March 30, 2003, respectively. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on March 28, 2004 would have been $58.6 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, to adequately mitigate the risk of material loss.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Income Taxes

The provision for income taxes consisted of the following:

In Thousands	March 28, 2004	March 30, 2003
Current:
Federal	$—	$472
State	—	—

Total current provision	$—	$472

Deferred:
Federal	$1,665	$354
State	285	137

Total deferred provision	1,950	491

Income tax expense	$1,950	$963

Current tax expense represents alternative minimum tax.

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

In Thousands	March 28, 2004	March 30, 2003
Statutory expense	$1,661	$830
State income taxes, net of federal benefit	185	89
Meals and entertainment	90	28
Other, net	14	16

Income tax expense	$1,950	$963

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

In Thousands	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
Balance as of December 29, 2002	$—	$(20,621)	$(20,621)
Change in fair market value of cash flow hedges, net of tax	1,731		1,731

Balance as of March 30, 2003	$1,731	$(20,621)	$(18,890)

Balance as of December 28, 2003	$(62)	$(23,868)	$(23,930)
Change in fair market value of cash flow hedges, net of tax	33		33

Balance as of March 28, 2004	$(29)	$(23,868)	$(23,897)

A summary of the components of other accumulated comprehensive income (loss) was as follows:

In Thousands	Before-Tax Amount	Income Tax Effect	After-Tax Amount
First quarter 2004
Change in fair market value of cash flow hedges	$(47)	$18	$(29)
Minimum pension liability adjustment	(39,615)	15,747	(23,868)

Other comprehensive income (loss)	$(39,662)	$15,765	$(23,897)

First quarter 2003
Change in fair market value of cash flow hedges	$2,917	$(1,186)	$1,731
Minimum pension liability adjustment	(34,329)	13,708	(20,621)

Other comprehensive income (loss)	$(31,412)	$12,522	$(18,890)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Capital Transactions

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

As of March 28, 2004, the fair market value of the potentially issuable shares (100,000 shares) in the future under this award approximated $5.1 million.

On March 4, 2003, the Compensation Committee of the Board of Directors determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to the performance-based award discussed above to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. On March 3, 2004, the Compensation Committee determined that an additional 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested.

17. Benefit Plans

Retirement benefits under the Company’s pension plans are based on the employee’s length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plans are based on the projected unit credit actuarial funding method and are limited to the amounts that are currently deductible for income tax purposes.

Net periodic pension cost for the indicated periods was as follows:

	For the quarter ended
In Thousands	March 28, 2004	March 30, 2003
Service cost	$1,477	$1,091
Interest cost	2,266	2,032
Expected return on plan assets	(2,327)	(1,725)
Amortization of prior service cost	5	5
Recognized net actuarial loss	1,210	1,016

Net periodic pension cost	$2,631	$2,419

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Benefit Plans

The Company contributed $6.4 million to its pension plans during the first quarter of 2004 and an additional $2.5 million in April 2004. The Company expects to make total contributions to its pension plans of between $23 million and $24 million during 2004.

The Company provides postretirement benefits for substantially all of its current employees. The Company recognizes the cost of post retirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. The Company amended certain provisions of this postretirement benefit plan in 2001 and 2002. Under the amended plan, qualifying active employees will be eligible for coverage upon retirement until they become eligible for Medicare (normally age 65), at which time coverage under the plan will cease.

The components of net periodic postretirement benefit cost were as follows:

	For the quarter ended
In Thousands	March 28, 2004	March 30, 2003
Service cost	$137	$128
Interest cost	705	790
Amortization of unrecognized transitional assets	(6)	(6)
Recognized net actuarial loss	207	233
Amortization of prior service cost	(68)	(68)

Net periodic postretirement benefit cost	$975	$1,077

18. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of March 28, 2004, The Coca-Cola Company had a 27.4% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Related Party Transactions

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

In Millions	First Quarter 2004	First Quarter 2003
Payments by the Company for concentrate, syrup, sweetener and other miscellaneous purchases	$69.2	$60.4
Payments by the Company for customer marketing programs	9.4	12.3
Payments by the Company for cold drink equipment parts	.9	1.2
Marketing funding support payments to the Company	13.3	13.1
Fountain delivery and equipment repair fees paid to the Company	1.7	1.8
Local media and presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.7	2.7

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $5.3 million and $5.5 million in the first quarter of 2004 and the first quarter of 2003, respectively. Purchases from CCE under this arrangement were $4.3 million and $4.6 million in the first quarter of 2004 and the first quarter of 2003, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of March 28, 2004, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership to 77.326%. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during the first quarter of 2004 and the first quarter of 2003 totaling $17.6 million and $12.6 million, respectively. The Company received $4.0 million and $3.9 million for management services pursuant to its management agreement with Piedmont for the first quarter of 2004 and the first quarter of 2003, respectively.

The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of March 28, 2004, the Company had loaned $136.2 million to Piedmont. The Company plans to provide for Piedmont’s future financing requirements under these terms.

The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $2.0 million and $2.1 million in the first quarter of 2004 and the first quarter of 2003, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $50,000 during the first quarter of 2004 and 2003, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Related Party Transactions

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $13.5 million and $10.5 million in the first quarter of 2004 and the first quarter of 2003, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $19.4 million as of March 28, 2004.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $23.1 million and $25.9 million in the first quarter of 2004 and the first quarter of 2003, respectively. The Company also manages the operations of SAC pursuant to a management agreement which expires on May 31, 2004. The Company anticipates extending its management agreement on terms comparable to the current agreement. Management fees earned from SAC were $.4 million and $.2 million in the first quarter of 2004 and the first quarter of 2003, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $22.9 million as of March 28, 2004.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a ten-year agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company recorded a capital lease of $32.4 million related to these facilities. The lease obligation was capitalized because the Company received a renewal option to extend the term of the lease, which it expects to exercise.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	First Quarter
In Thousands (Except Per Share Data)	2004	2003
Numerator:
Numerator for basic net income per share and diluted net income per share	$2,795	$1,407

Denominator:
Denominator for basic net income per share and diluted net income per share – weighted average common shares	9,063	9,043

Basic net income per share	$.31	$.16

Diluted net income per share	$.31	$.16

No potentially dilutive shares were outstanding in either period presented.

20. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
In Thousands	2004	2003
Accounts receivable, trade, net	$732	$207
Accounts receivable, The Coca-Cola Company	(4,867)	(142)
Accounts receivable, other	7,583	11,352
Inventories	(4,309)	179
Prepaid expenses and other current assets	5,416	(4,746)
Accounts payable, trade	(4,443)	314
Accounts payable, The Coca-Cola Company	9,414	(1,788)
Other accrued liabilities	(5,527)	(9,440)
Accrued compensation	(7,581)	(7,854)
Accrued interest payable	6,586	5,928

(Increase) decrease in current assets less current liabilities	$3,004	$(5,990)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. Application of FIN 46 was required in the Company’s financial statements for interest in variable interest entities that are considered to be special-purpose entities for the year ended December 28, 2003. The Company determined that it does not have any arrangements or relationships with special-purpose entities. Application of FIN 46 for all other types of variable interest entities was required for the Company effective March 28, 2004. The Company adopted the provisions of FIN 46 during the first quarter of 2004 and such adoption did not have any impact on the Company’s financial statements.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” that requires additional financial statement disclosures for defined benefit plans. The revised statement replaces existing FASB disclosure requirements for defined benefit plans. The revised standard requires more disclosure about plan assets, benefit obligations, cash flows, benefit costs and other relevant information including information on pension plan costs and contributions on a quarterly basis. The Company adopted these disclosure provisions beginning with its 2003 year-end financial reporting and has also provided the required interim disclosures within these consolidated financial statements.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Based upon an initial assessment, the Company does not currently believe the Act will have a material impact on the Company and accordingly, the Company has made no adjustment to its postretirement benefit obligations as of March 28, 2004 or the related net periodic postretirement benefit cost in the first quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction:

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s unaudited financial statements and the accompanying footnotes. M,D&A includes the following sections:

•	Our Business – a general description of the Company’s business.

•	Overview – a summary of key information concerning the financial results for the first quarter of fiscal year 2004 and changes from the first quarter of fiscal year 2003.

•	Discussion of Critical Accounting Policies – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and require critical judgments and estimates.

•	Results of Operations – an analysis of the Company’s results of operations for the first quarter of 2004 compared to the first quarter of 2003.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of the first quarter of 2004 compared to fiscal year-end 2003 and the end of the first quarter of 2003.

•	Liquidity and Capital Resources – an analysis of capital resources, investing activities, financing activities and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

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

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont and receives a fee for managing the business of Piedmont pursuant to a management agreement. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company for $53.5 million. As of March 28, 2004, the Company’s ownership interest in Piedmont was 77.326%.

Overview

The following overview provides a summary of key information concerning the Company’s financial results for the first quarter of 2004 compared to the first quarter of 2003 and changes in financial position from the end of the first quarter of 2003 and 2003 year-end.

Net Income

The Company reported net income of $2.8 million or $.31 per basic share for the first quarter of 2004 compared with net income of $1.4 million or $.16 per basic share in the first quarter of 2003.

Significant Items

Income from operations for the first quarter of 2004 included favorable nonrecurring items of approximately $2 million, primarily for certain customer-related marketing programs between the Company and The Coca-Cola Company, which were reflected in cost of sales as marketing funding support.

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they more closely relate to the sale of finished product inventories rather than as a component of property, plant and equipment. This reclassification had no significant impact on the Company’s results of operations. Costs associated with these items have been reflected in cost of sales during the first quarter of 2004. Previously, costs associated with these items were recorded as depreciation expense.

On March 1, 2004, the Company received a renewal option to extend the term of the lease on its corporate headquarters facilities. As a result of the renewal option and the Company’s intent to exercise the renewal option, the Company capitalized the lease as of March 1, 2004. The amount recorded for capitalization of this lease was $32.4 million. The lease was previously accounted for as an operating lease. The expense related to this lease was previously recorded as a component of selling, delivery and administrative (“S,D&A”) expenses. Subsequent to the capitalization of the lease, expense related to this lease will be recognized as depreciation and interest.

Operations

Net sales increased by 2.7% during the first quarter of 2004 over the first quarter of 2003. Bottle/can volume decreased by approximately 1% while average revenue per case increased by 3.5%. In order to offset a significant increase in the cost of aluminum cans for the remainder of the year, the Company is focused on maintaining or increasing selling prices in order to maintain its gross margins.

S,D&A expenses increased by 4.5% in the first quarter of 2004 compared to the first quarter of 2003. The increase in S,D&A expenses was primarily due to wage increases for the Company’s employees and higher employee benefits costs including increases in pension expense and health care costs. The Company has closed three sales distribution centers during 2004 in conjunction with its ongoing effort to reduce overall distribution costs and improve asset productivity in the future. Depreciation expense for the first quarter of 2004 declined by $1.4 million compared to the same period in the prior year due to lower expense for items reclassified to inventories as previously discussed, and a reduction in depreciation for buildings and vehicles. Depreciation expense related to buildings is lower due to the closing of several distribution centers over the past year.

Financial Condition

The Company continues to focus on reducing financial leverage primarily by repaying its outstanding debt and capital lease obligations. As discussed above, the Company capitalized its corporate headquarters lease as of the beginning of March 2004. The amount recorded for capitalization of this lease was $32.4 million. Total debt and capital lease obligations were $857.4 million, $848.3 million and $891.8 million at March 28, 2004, December 28, 2003 and March 30, 2003, respectively. Excluding the $32.4 million related to the newly capitalized lease during the first quarter of 2004, debt and capital lease obligations as of March 28, 2004 declined by $23.3 million from December 28, 2003 and by $66.8 million from March 30, 2003.

Basis of Presentation

The statements of operations and statements of cash flows for the quarters ending March 28, 2004 and March 30, 2003 and the consolidated balance sheets as of March 28, 2004, December 28, 2003 and March 30, 2003, include the consolidated operations of the Company and its majority owned subsidiaries including Piedmont. Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.674% for the first quarter of 2004 and 45.349% for the first quarter of 2003.

Significant Events

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina and receives a fee for managing the day-to-day operations of SAC pursuant to a ten-year management agreement. This management agreement expires in May 2004. The Company intends to extend its management agreement with SAC on terms comparable to the current agreement.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. Application of FIN 46 was required in the Company’s financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 28, 2003. The Company determined that it does not have any arrangements or relationships with special-purpose entities. Application of FIN 46 for all other types of variable interest entities was required for the Company effective March 28, 2004. The Company adopted the provisions of FIN 46 during the first quarter of 2004 and such adoption did not have any impact on the Company’s financial statements.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” that requires additional financial statement disclosures for defined benefit plans. This revised statement replaces existing FASB disclosure requirements for defined benefit plans. The revised standard requires more disclosure about plan assets, benefit obligations, cash flows, benefit costs and other relevant information including information on pension plan costs and contributions on a quarterly basis. The Company adopted these disclosure provisions beginning with its 2003 year-end financial reporting and has also provided the required interim disclosures within these consolidated financial statements.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Based upon an initial assessment, the Company does not currently believe the Act will have a material impact on the Company and accordingly, the Company has made no adjustment to its postretirement benefit obligation as of March 28, 2004 or the related net periodic postretirement benefit cost in the first quarter of 2004.

Discussion of Critical Accounting Policies

The Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 28, 2003 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and required management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has not made changes in any critical accounting policies during the first quarter of 2004. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

Net Income

The Company reported net income of $2.8 million or $.31 per basic share for the first quarter of 2004 compared with net income of $1.4 million or $.16 per basic share for first quarter of 2003. Significant items which impacted net income during the first quarters of 2004 and 2003 are discussed in the “Overview” section.

Net Sales and Gross Margin

The Company’s net sales increased 2.7% in the first quarter of 2004 compared to the first quarter of 2003. This increase in net sales reflected growth in average revenue per case of 3.5% and increased contract sales to other Coca-Cola bottlers, which more than offset a 1% decline in bottle/can volume. The decline in volume resulted primarily from the impact of higher selling prices. Volume growth of Dasani, the Company’s bottled water, increased 10% in the first quarter of 2004 compared to the first quarter of 2003. Noncarbonated beverages, which include bottled water, juices and isotonics, comprised approximately 10% of the Company’s total sales volume in the first quarter of 2004 compared to approximately 9% in the first quarter of 2003. Sales of carbonated soft drinks (“CSDs”) declined by approximately 2% in the first quarter of 2004 from the prior year. Fewer brand and package introductions during the first quarter of 2004 contributed to this decline in CSD sales. The Company anticipates introducing a new mid-calorie product from The Coca-Cola Company during the summer of 2004, which is projected to generate additional sales volume.

Contract sales to other Coca-Cola bottlers were $15.6 million during the first quarter of 2004 compared to $14.9 million during the first quarter of 2003. Sales to other bottlers allow the Company to achieve higher utilization of its production facilities, thus improving overall efficiency of operations.

Gross margin as a percentage of net sales increased from 48.9% in the first quarter of 2003 to 49.7% in the first quarter of 2004 primarily as a result of the favorable nonrecurring items of approximately $2 million related to certain customer-related marketing programs between the Company and The Cola-Cola Company which was reflected in cost of sales as marketing funding support. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

Cost of Sales and Operating Expenses

Cost of sales on a per unit basis increased approximately 2% in the first quarter of 2004 compared to the first quarter of 2003. The increase was primarily due to higher raw material costs. The Company anticipates that its costs for aluminum cans will increase by approximately 5% for the remainder of 2004. Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw materials, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2004, it is not obligated to do so under the Company’s Bottle Contracts. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs payments, was $15.1 million for the first quarter of 2004 versus $14.9 million for the first quarter of 2003 and was recorded as a reduction in cost of sales. In 2003 The Coca-Cola Company offered through a program called Strategic Growth Initiative (“SGI”), an opportunity for the Company to receive marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $1.6 million as a reduction in cost of sales related to SGI during the first quarter of 2003. The Company does not have an SGI program with The Coca-Cola Company in 2004. However, The Coca-Cola Company offset the impact of the elimination of the SGI program in 2004 by adjusting the price of concentrate.

S,D&A expenses for the first quarter of 2004 increased 4.5% from the first quarter of 2003. The increase was primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans). Due to lower interest rates used to discount the Company’s pension liability, pension expense will increase by approximately $1 million in 2004. S,D&A expenses for the first quarter of 2004 were also impacted by the capitalization of the Company’s corporate headquarters facilities lease as previously discussed. The capitalization of this lease, beginning in March 2004, reduced S,D&A expenses by approximately $.2 million as compared to the first quarter of 2003.

The Company has closed three sales distribution centers during 2004 in addition to four centers closed in 2003. The Company believes that these sales distribution center closings along with changes in its methods of distribution will reduce overall costs and improve productivity in the future. The Company will continue to evaluate its distribution system in an effort to improve the process of distributing products to customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $41.4 million and $40.7 million in the first quarters of 2004 and 2003, respectively. Customers do not pay the Company separately for shipping and handling costs.

The S,D&A expenses line item includes the following: sales management labor costs, costs of distribution from sales distribution centers to customer locations, sales distribution center warehouse costs, point-of-sale expenses, advertising and marketing expenses, vending equipment repair costs, and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management.

Depreciation Expense

Depreciation expense of $17.7 million for the first quarter of 2004 declined by $1.4 million compared to the first quarter of 2003. The decrease in depreciation expense in the first quarter of 2004 was partially related to the reclassification of certain items from property, plant and equipment to inventories during the first quarter of 2004 and reduced depreciation expense on vehicles and buildings. Ongoing costs related to the items reclassified from property, plant and equipment to inventories are reflected in cost of sales. The reduction in depreciation expense for buildings resulted from the closing of several sales distribution centers over the past year.

Interest Expense

Interest expense for the first quarter of 2004 of $10.3 million was relatively unchanged from the first quarter of 2003. Interest expense for the first quarter of 2004 included $.2 million related to the capitalization of the Company’s corporate headquarters facilities lease as previously discussed. The capitalization of this lease will result in additional interest expense of approximately $1.7 million for the remainder of 2004. The Company’s overall weighted average interest rate on debt and capital lease obligations was 4.9% during the first quarter of 2004 compared to 5.1% during the first quarter of 2003.

Debt and capital lease obligations increased from $848.3 million at December 28, 2003 to $857.4 million at March 28, 2004. As discussed above, the Company capitalized a lease on its corporate headquarters facilities during the first quarter of 2004. This lease had previously been accounted for as an operating lease. The capitalization of this lease resulted in an additional $32.4 million capital lease obligation. Debt and capital lease obligations at March 28, 2004, December 28, 2003 and March 30, 2003 included $77.6 million, $45.6 million and $45.7 million, respectively, attributable to capital leases.

Minority Interest

The Company recorded minority interest expense of $.4 million during the first quarter of 2004 compared to $.1 million during the first quarter of 2003 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2004 was due primarily to higher earnings during the first quarter of 2004 for Piedmont.

Income Taxes

The Company’s effective income tax rates for the first quarters of 2004 and 2003 were 41.1% and 40.6%, respectively. The Company’s first quarter 2004 effective tax rate reflects expected fiscal year 2004 earnings. The Company’s effective income tax rate for the remainder of 2004 is dependent upon operating results and may change if the results for the year are different from current expectations.

Financial Condition

Total assets increased slightly from $1.350 billion at December 28, 2003 to $1.365 billion at March 28, 2004 primarily due to the capitalization of the Company’s corporate headquarters facilities lease as discussed above.

Net working capital, defined as current assets less current liabilities, decreased by $2.8 million from December 28, 2003 to March 28, 2004 and increased by $39.0 million from March 30, 2003 to March 28, 2004.

Significant changes in net working capital from December 28, 2003 were as follows:

•	An increase in inventories of $14.7 million. The majority of this increase relates to the reclassification of certain items from property, plant and equipment to inventories of $10.4 million during the first quarter of 2004 as previously discussed.

•	A decrease in accounts receivable, other of $7.6 million due to the receipt of funds from the termination of split-dollar life insurance arrangements. This receipt of funds had no impact on the results of operations for the quarter ended March 28, 2004.

•	A decrease in cash surrender value of life insurance of $7.8 million due to the receipt of funds from the redemption of certain Company-owned life insurance policies during the first quarter. This receipt of funds had no impact on the results of operations for the quarter ended March 28, 2004.

•	An increase of $9.4 million in accounts payable to The Coca-Cola Company primarily due to the timing of payments on various marketing programs.

•	A decrease in accrued compensation of $8.6 million due to payments in March 2004 under the Company’s 2003 annual incentive plans and the issuance of 20,000 shares of Class B Common Stock.

•	An increase in accrued interest payable of $6.6 million due to the timing of interest payments on the Company’s debt, primarily its public debentures.

Significant changes in net working capital from March 30, 2003 were as follows:

•	An increase in accounts receivable from The Coca-Cola Company of $9.8 million due to the timing of customer marketing reimbursements from The Coca-Cola Company.

•	An increase in inventories of $13.1 million. The majority of this increase relates to the reclassification of certain items from property, plant and equipment to inventories of $10.4 million during the first quarter of 2004 as discussed above.

•	An increase in cash surrender value of life insurance of $20.0 million due to the reclassification of cash surrender value on certain Company-owned life insurance policies from other noncurrent assets that resulted from the Company’s decision to terminate certain life insurance policies.

Debt and capital lease obligations were $857.4 million as of March 28, 2004 compared to $848.3 million at December 28, 2003 and $891.8 million at March 30, 2003. The debt and capital lease obligations balance at March 28, 2004 includes a $32.4 million capital lease obligation related to the Company’s corporate headquarters facilities as discussed above.

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

The Company primarily uses cash flow from operations and available debt facilities to meet its cash requirements. As of March 28, 2004, the Company had $125 million available under its revolving credit facility to meet its cash requirements. The Company anticipates that cash provided by operating activities and its credit facilities will be sufficient to meet all of its cash requirements, including debt maturities, through 2008.

The Company has obtained the majority of its long-term debt from public markets. As of March 28, 2004, $700 million of the Company’s total outstanding balance of debt and capital lease obligations of $857.4 million was financed through publicly offered debentures and notes. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of those institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings and monitors counterparty credit ratings on an ongoing basis. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Due primarily to net operating loss carryforwards, significant contributions to its pension plans and accelerated depreciation, the Company did not have any cash income tax payments in the first quarter of 2004. Based on current projections, the Company anticipates that beginning in 2005, the cash requirements for income taxes will increase significantly.

The Company has made contributions to its defined benefit pension plans of $8.9 million in 2004. The Company anticipates making total contributions to its pension plans of between $23 million and $24 million in 2004 as previously disclosed. The majority of the funding for these contributions will be provided upon the redemption of certain Company-owned life insurance policies.

Investing Activities

Capital expenditures in the first quarter of 2004 were $11.3 million compared to $14.3 million in the first quarter of 2003. The Company anticipates that additions to property, plant and equipment in 2004 will be in the range of $60 million to $70 million and plans to fund such additions through cash flows from operations and its available credit facilities. Additions to property, plant and equipment during 2003 were $57.8 million. The Company is in the process of initiating an upgrade of its Enterprise Resource Planning (ERP) computer software systems, which is anticipated to take four to five years to complete. During the first quarter of 2004, the Company capitalized $2.2 million related to the new ERP software. The Company will begin using portions of its new ERP system beginning in the second quarter of 2004.

Financing Activities

In December 2002, the Company entered into a three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the discretion of the participating banks. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The facility contains covenants which establish ratio requirements related to interest coverage, and long-term debt to cash flow. On March 28, 2004, there were no amounts outstanding under this facility.

The Company also borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at March 28, 2004, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its $125 million revolving credit facility in the event the lines of credit are not available. The Company had borrowed $19.7 million under its lines of credit as of March 28, 2004. The lines of credit as of March 28, 2004 bore an interest rate of 1.48%. To the extent that these borrowings do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

The Company currently provides financing for Piedmont under the terms of an agreement that expires on December 31, 2005. Piedmont pays the Company interest on its borrowings from the Company at the Company’s average cost of funds plus .50%. The Company plans to provide for Piedmont’s future financing requirements under these terms.

All of the outstanding long-term debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

With regard to the Company’s $60 million term loan, the Company must maintain its public debt ratings at investment grade by either Moody’s or Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future.

At March 28, 2004, the Company’s debt ratings were as follows:

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

The Company’s revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources. The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2003, effective January 1, 2004, under a restricted stock award plan that provides for annual awards of such shares subject to the Company meeting certain performance criteria.

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

The Company has three forward interest rate agreements with twelve-month terms which fix short-term rates on certain components of the Company’s floating rate debt. One of these forward interest rate agreements has been accounted for as a cash flow hedge. The other two forward interest rate agreements do not meet the criteria set forth in Statement of Financial Accounting Standards No. 133, “Accounting

for Derivative Instruments and Hedging Activities,” as amended, for hedge accounting and have been accounted for on a mark-to-market basis. The mark-to-market adjustment for these two forward interest rate agreements was an increase to interest expense of $.2 million and $.4 million during the first quarters of 2004 and 2003, respectively.

During the first quarters of 2004 and 2003, interest expense was lower due to amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.5 million in each period.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account the interest rate hedging activities was 5.0% as of March 28, 2004 compared to 4.9% as of December 28, 2003 and 5.0% as of March 30, 2003. The Company’s overall weighted average interest rate on its debt and capital lease obligations for the first quarter of 2004 decreased to 4.9% from 5.1% in the first quarter of 2003. Before giving effect to forward interest rate agreements discussed below, approximately 47% of the Company’s debt and capital lease obligations of $857.4 million as of March 28, 2004 was maintained on a floating rate basis and was subject to changes in short-term interest rates. The Company had three forward interest rate agreements that fixed the interest rate through April 2004 on $150 million of floating rate debt. After giving effect to the forward interest rate agreements, approximately 30% of the Company’s debt and capital lease obligations was subject to changes in short-term interest rates through April 2004.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1% effective March 29, 2004, interest expense for the last nine months of 2004 would increase by approximately $2.9 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of March 28, 2004, including the effects of our derivative financial instruments. This calculated, hypothetical increase in interest expense for the last nine months of 2004 may be different from the actual increase in interest expense from a 1% increase in rates for the last nine months due to varying interest rate resets on the Company’s floating rate debt and derivative instruments.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report to Stockholders on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	increases in pension expense;

•	anticipated return on pension plan investments;

•	anticipated costs associated with property and casualty insurance;

•	the Company’s ability to utilize net operating loss carryforwards;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	anticipated additions to property, plant and equipment;

•	expectations regarding future income tax payments;

•	the Company’s belief that disposition of certain litigation and claims will not have a material adverse effect;

•	the Company’s expectation of exercising its option to extend certain lease obligations;

•	the effects of the closings of sales distribution centers;

•	the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products;

•	the effects of the upgrade of ERP systems;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to operate in a manner to maintain its investment grade ratings;

•	the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under the agreements;

•	the Company’s ability to extend its management agreement with SAC on terms comparable to the current agreement;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s ability to offset increases in raw material costs with selling price increases to maintain gross margins during 2004;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	management’s belief that a trigger event will not occur under the Company’s $60 million term loan;

•	the Company’s projection that it will generate additional sales volume by introducing new products in 2004;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements; and

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the last nine months of 2004 as of March 28, 2004.

These statements and expectations are based on the currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are:

•	lower than expected selling prices resulting from increased marketplace competition;

•	an inability to meet performance requirements for expected levels of marketing funding support payments from The

Coca-Cola Company or other beverage companies;

•	changes in how significant customers market or promote our products;

•	reduced advertising and marketing spending by The Coca-Cola Company or other beverage companies;

•	an inability to meet requirements under bottling contracts;

•	the inability of our aluminum can or PET bottle suppliers to meet our sales demand;

•	significant changes from expectations in the cost of raw materials;

•	higher than expected insurance premiums and fuel costs;

•	lower than anticipated returns on pension plan assets;

•	higher than anticipated health care costs;

•	unfavorable interest rate fluctuations;

•	higher than anticipated cash payments for income taxes;

•	unfavorable weather conditions;

•	inability to increase selling prices to offset higher raw material costs;

•	significant changes in debt ratings impacting the Company’s ability to borrow;

•	terrorist attacks, war or other civil disturbances; and

•	changes in financial markets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On February 20, 2004, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the fiscal year ended December 28, 2003.

On April 23, 2004, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the quarter ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 6, 2004	By:	/s/ David V. Singer
David V. Singer Principal Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer