Form 10-Q
period 2004-06-27
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2004-08-05
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2004
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,420,752

PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2004	2003	2004	2003
Net sales	$333,711	$318,165	$616,438	$593,365
Cost of sales, excluding depreciation shown below	173,026	165,061	315,236	305,713

Gross margin	160,685	153,104	301,202	287,652
Selling, delivery and administrative expenses, excluding depreciation shown below	111,924	106,479	218,494	208,457
Depreciation expense	17,661	19,282	35,313	38,297
Amortization of intangibles	795	767	1,590	1,465

Income from operations	30,305	26,576	45,805	39,433

Interest expense	10,676	10,916	20,984	21,287
Minority interest	1,651	1,142	2,098	1,258

Income before income taxes	17,978	14,518	22,723	16,888
Income taxes	7,355	2,618	9,305	3,581

Net income	$10,623	$11,900	$13,418	$13,307

Basic net income per share	$1.17	$1.32	$1.48	$1.47

Diluted net income per share	$1.17	$1.32	$1.48	$1.47

Weighted average number of common shares outstanding	9,063	9,043	9,063	9,043

Weighted average number of common shares outstanding-assuming dilution	9,063	9,043	9,063	9,043

Cash dividends per share
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited		Unaudited
	June 27, 2004	Dec. 28, 2003	June 29, 2003
ASSETS

Current Assets:
Cash	$9,009	$18,044	$7,272
Accounts receivable, trade, less allowance for doubtful accounts of $1,978, $1,723 and $1,872	92,487	82,222	84,858
Accounts receivable from The Coca-Cola Company	4,317	18,112	12,586
Accounts receivable, other	8,243	10,663	2,770
Inventories	54,360	36,891	40,114
Cash surrender value of life insurance, net	20,170	27,765
Prepaid expenses and other current assets	9,686	6,981	8,565

Total current assets	198,272	200,678	156,165

Property, plant and equipment, net	426,385	446,708	461,707
Leased property under capital leases, net	78,731	43,109	44,342
Other assets	26,815	27,653	60,912
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	101,754
Other identifiable intangible assets, net	7,461	9,051	9,631

Total	$1,360,385	$1,349,920	$1,355,183

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited		Unaudited
	June 27, 2004	Dec. 28, 2003	June 29, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Portion of long-term debt payable within one year	$39	$78	$39
Current portion of obligations under capital leases	1,845	1,337	1,444
Accounts payable, trade	42,933	39,493	38,083
Accounts payable to The Coca-Cola Company	31,163	10,996	28,595
Accrued compensation	14,570	18,999	12,904
Other accrued liabilities	48,177	52,492	46,303
Accrued interest payable	10,317	10,924	11,962

Total current liabilities	149,044	134,319	139,330
Deferred income taxes	165,212	156,094	152,735
Pension and postretirement benefit obligations	42,449	50,842	49,365
Other liabilities	79,697	74,457	66,387
Obligations under capital leases	80,100	44,226	44,829
Long-term debt	744,439	802,639	825,078

Total liabilities	1,260,941	1,262,577	1,277,724

Commitments and Contingencies (Note 13)

Minority interest	36,969	34,871	32,832

Stockholders’ Equity:
Common Stock, $1.00 par value: Authorized - 30,000,000 shares; Issued - 9,704,951 shares	9,704	9,704	9,704
Class B Common Stock, $1.00 par value: Authorized - 10,000,000 shares; Issued - 3,048,866, 3,028,866 and 3,028,866 shares	3,049	3,029	3,029
Capital in excess of par value	98,255	97,220	97,220
Retained earnings	36,589	27,703	14,828
Accumulated other comprehensive loss	(23,868)	(23,930)	(18,900)

	123,729	113,726	105,881
Less-Treasury stock, at cost:
Common - 3,062,374 shares	60,845	60,845	60,845
Class B Common - 628,114 shares	409	409	409

Total stockholders’ equity	62,475	52,472	44,627

Total	$1,360,385	$1,349,920	$1,355,183

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867
Comprehensive income:
Net income				13,307			13,307
Net gain on derivatives, net of tax					1,721		1,721

Total comprehensive income							15,028
Cash dividends paid
Common ($.50 per share)				(3,321)			(3,321)
Class B Common ($.50 per share)				(1,201)			(1,201)
Issuance of 20,000 shares of Class B Common Stock		20	1,234				1,254

Balance on June 29, 2003	$9,704	$3,029	$97,220	$14,828	$(18,900)	$(61,254)	$44,627

Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472
Comprehensive income:
Net income				13,418			13,418
Net gain on derivatives, net of tax					62		62

Total comprehensive income							13,480
Cash dividends paid
Common ($.50 per share)				(3,321)			(3,321)
Class B Common ($.50 per share)				(1,211)			(1,211)
Issuance of 20,000 shares of Class B Common Stock		20	1,035				1,055

Balance on June 27, 2004	$9,704	$3,049	$98,255	$36,589	$(23,868)	$(61,254)	$62,475

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Half
	2004	2003
Cash Flows from Operating Activities
Net income	$13,418	$13,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	35,313	38,297
Amortization of intangibles	1,590	1,465
Deferred income taxes	9,305	3,581
Losses on sale of property, plant and equipment	472	399
Amortization of debt costs	559	536
Amortization of deferred gain related to terminated interest rate agreements	(1,152)	(964)
Minority interest	2,098	1,258
Decrease in current assets less current liabilities	10,599	1,180
(Increase) decrease in other noncurrent assets	265	(2,307)
Increase in other noncurrent liabilities	6,620	3,380
Other	102	(160)

Total adjustments	65,771	46,665

Net cash provided by operating activities	79,189	59,972

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt		100,000
Payment of long-term debt	(45,000)	(50,000)
Payment of current portion of long-term debt	(39)	(39)
Payment of lines of credit	(13,200)	(32,600)
Cash dividends paid	(4,532)	(4,522)
Principal payments on capital lease obligations	(925)	(631)
Debt issuance costs paid		(979)
Proceeds from settlement of forward interest rate agreements		3,135
Other	(252)	(406)

Net cash provided by (used in) financing activities	(63,948)	13,958

Cash Flows from Investing Activities
Additions to property, plant and equipment	(25,896)	(32,838)
Proceeds from the sale of property, plant and equipment	1,620	533
Acquisition of companies, net		(52,546)

Net cash used in investing activities	(24,276)	(84,851)

Net decrease in cash	(9,035)	(10,921)
Cash at beginning of period	18,044	18,193

Cash at end of period	$9,009	$7,272

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock related to stock award	$1,055	$1,254
Capital lease obligations incurred	37,307	879

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

The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature except as disclosed in Note 3 and Note 18 to the consolidated financial statements.

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

On March 28, 2003, the Company purchased half of The Coca-Cola Company’s interest in Piedmont for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont from 54.651% to 77.326%. The Company recorded $16.3 million related to franchise rights and $4.3 million related to customer relationships in connection with this acquisition. This acquisition was recorded using purchase accounting.

Minority interest as of June 27, 2004, December 28, 2003 and June 29, 2003 represents the portion of Piedmont owned by The Coca-Cola Company.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

2. Piedmont Coca-Cola Bottling Partnership

Summarized financial information for Piedmont was as follows:

	Second Quarter		First Half
In Thousands	2004	2003	2004	2003
Net sales	$83,982	$78,052	$151,867	$142,200
Cost of sales	41,618	39,358	75,123	71,477

Gross margin	42,364	38,694	76,744	70,723
Income from operations	9,460	7,272	13,456	9,607
Net income	$7,284	$5,038	$9,254	$5,294

3. Inventories

Inventories were summarized as follows:

In Thousands	June 27, 2004	Dec. 28, 2003	June 29, 2003
Finished products	$30,344	$25,669	$29,038
Manufacturing materials	8,214	6,637	6,159
Plastic pallets and other	15,802	4,585	4,917

Total inventories	$54,360	$36,891	$40,114

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they are more closely related to the sale of finished product inventories rather than as a component of property, plant and equipment. This reclassification had no significant impact on the Company’s financial condition or results of operations during 2004. Costs associated with these items have been reflected in cost of sales during the first half of 2004. Previously, costs associated with these items were recorded as depreciation expense.

For purchases of concentrate from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced resulting in a one-time increase in cost of sales of $1.7 million in the second quarter of 2004.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	June 27, 2004	Dec. 28, 2003	June 29, 2003	Estimated Useful Lives
Land	$12,702	$12,857	$12,871
Buildings	112,658	113,820	114,314	10-50 years
Machinery and equipment	91,218	90,005	87,025	5-20 years
Transportation equipment	161,069	158,349	158,223	4-13 years
Furniture and fixtures	41,304	38,683	40,011	4-10 years
Vending equipment	347,144	366,266	369,645	6-13 years
Leasehold and land improvements	53,913	53,425	49,626	5-20 years
Software for internal use	34,186	26,780	22,852	3-7 years
Construction in progress	4,997	7,057	12,423

Total property, plant and equipment, at cost	859,191	867,242	866,990
Less: Accumulated depreciation and amortization	432,806	420,534	405,283

Property, plant and equipment, net	$426,385	$446,708	$461,707

5. Leased Property Under Capital Leases

In Thousands	June 27, 2004	Dec. 28, 2003	June 29, 2003	Estimated Useful Lives
Leased property under capital leases	$85,804	$48,497	$48,497	1-29 years
Less: Accumulated amortization	7,073	5,388	4,155

Leased property under capital leases, net	$78,731	$43,109	$44,342

On March 1, 2004, the Company received a renewal option to extend the term of the lease on its corporate headquarters facilities. As disclosed in Note 18 to the consolidated financial statements, these facilities are leased from a related party. As a result of the renewal option and the Company’s intent to exercise the renewal option, the Company capitalized the lease as of March 1, 2004. The amount recorded for the capitalization of this lease was $32.4 million.

At the end of June 2004, the Company recorded a capital lease of $4.9 million related to a new operating facility. This new capital lease did not have any impact on the results of operations during the second quarter or first half of 2004.

The majority of the leased property under capital leases is real estate and is provided by related parties as described in Note 18 to the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Franchise Rights and Goodwill

In Thousands	June 27, 2004	Dec. 28, 2003	June 29, 2003
Franchise rights	$677,769	$677,769	$677,769
Goodwill	155,487	155,487	155,192

Franchise rights and goodwill	833,256	833,256	832,961
Less: Accumulated amortization	210,535	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721	$622,426

7. Other Identifiable Intangible Assets

In Thousands	June 27, 2004	Dec. 28, 2003	June 29, 2003	Estimated Useful Lives
Customer lists	$61,102	$61,102	$60,042	3-20 years
Less: Accumulated amortization	53,641	52,051	50,411

Other identifiable intangible assets, net	$7,461	$9,051	$9,631

8. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	June 27, 2004	Dec. 28, 2003	June 29, 2003
Accrued marketing costs	$7,628	$8,753	$6,295
Accrued insurance costs	10,243	11,351	12,649
Accrued taxes (other than income taxes)	3,959	1,738	8,071
Employee benefit plan accruals	9,901	9,084	8,072
All other accrued expenses	16,446	21,566	11,216

Total	$48,177	$52,492	$46,303

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Debt

Long-term debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	June 27, 2004	Dec. 28, 2003	June 29, 2003
Lines of Credit	2005	1.54%	Varies	$4,400	$17,600	$5,000
Term Loan	2004		Varies			35,000
Term Loan	2005	1.76%	Varies	40,000	85,000	85,000
Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	100,000	100,000	100,000
Debentures	2009	6.38%	Semi-annually	250,000	250,000	250,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Other notes payable	2004-2006	5.75%	Varies	78	117	117

				744,478	802,717	825,117
Less: Portion of long-term debt payable within one year				39	78	39

Long-term debt				$744,439	$802,639	$825,078

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Debt

The Company has obtained the majority of its long-term financing from the public markets. As of June 27, 2004, $700 million of the Company’s total outstanding balance of debt and capital lease obligations of $826.4 million was financed through publicly offered debentures and senior notes. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings and monitors counterparty credit ratings on an ongoing basis.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at June 27, 2004, are made available at the discretion of two participating banks and may be withdrawn at any time by such banks. On June 27, 2004, $4.4 million was outstanding under these lines of credit. The Company intends to refinance short-term maturities with currently available lines of credit.

To the extent that these borrowings under the Company’s lines of credit do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

In December 2002, the Company entered into a three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The facility contains covenants, which establish ratio requirements related to debt, interest expense and cash flow. On June 27, 2004, there were no amounts outstanding under this facility.

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

With regards to the Company’s $40 million term loan that matures in 2005, the Company must maintain its public debt ratings at investment grade as determined by either Moody’s or Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future.

The Company’s credit ratings are reviewed by Moody’s and Standard & Poor’s. Changes in the Company’s operating results or financial position could result in a change in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or in the event of a reduction below investment grade level, a potential default on one of its credit agreements as discussed above. There were no changes in these debt ratings from the prior year. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Long-Term Debt

The Company’s revolving credit facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources. The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as the incurrence of indebtedness by the Company’s subsidiaries in excess of certain amounts.

All of the outstanding long-term debt has been issued by the Company with none being issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

The Company provides financing for Piedmont at its average cost of funds plus 0.50%. The Company plans to provide for Piedmont’s future financing requirements under these terms. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.1%, 4.9% and 5.0% for its debt and capital lease obligations at June 27, 2004, December 28, 2003 and June 29, 2003, respectively. The Company’s overall weighted average borrowing rate on its debt and capital lease obligations was 5.0% for the first half of 2004 compared to 4.9% for the first half of 2003.

As of June 27, 2004, approximately 44% of the Company’s debt and capital lease obligations of $826.4 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

During the first half of 2004 and 2003, interest expense was lower due to amortization of the deferred gain on previously terminated interest rate agreements by $1.2 million and $1.0 million, respectively in each period.

10. Derivative Financial Instruments

The Company periodically uses interest rate hedging products to mitigate risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s debt level and the potential impact of changes in interest rates on the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes nor does it use leveraged financial instruments. All of the Company’s outstanding interest rate swap agreements are LIBOR-based.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Derivative Financial Instruments

Derivative financial instruments were summarized as follows:

	June 27, 2004		December 28, 2003		June 29, 2003
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement-floating	$25,000	3.42 years	$25,000	3.92 years
Interest rate swap agreement-floating	25,000	3.42 years	25,000	3.92 years
Interest rate swap agreement-floating	50,000	4.92 years	50,000	5.42 years
Interest rate swap agreement-floating	50,000	3.42 years	50,000	3.92 years	$50,000	4.42 years
Interest rate swap agreement-floating	50,000	5.08 years	50,000	5.58 years	50,000	6.08 years
Interest rate swap agreement-floating	50,000	8.42 years	50,000	8.92 years	50,000	9.42 years

	December 28, 2003			June 29, 2003
In Thousands	Notional Amount	Start Date	Length of Term	Notional Amount	Start Date	Length of Term
Forward interest rate agreement-fixed	$50,000	1/02/03	1 year	$50,000	1/02/03	1 year
Forward interest rate agreement-fixed	50,000	5/01/03	1 year	50,000	5/01/03	1 year
Forward interest rate agreement-fixed	50,000	5/15/03	1 year	50,000	5/15/03	1 year
Forward interest rate agreement-fixed				50,000	5/30/03	3 months
Forward interest rate agreement-fixed	50,000	5/30/03	1 year	50,000	5/30/03	1 year

The Company entered into four forward interest rate agreements in 2003 which fixed short-term rates on certain components of the Company’s floating rate debt for twelve month periods. All four of the forward interest rate agreements expired in the first half of 2004 and did not have a significant impact on interest expense. There were no outstanding forward interest rate agreements as of June 27, 2004.

In conjunction with the issuance of $100 million of 5.30% Senior Notes in March 2003, the Company entered into certain interest rate swap agreements to hedge the issuance price. These interest rate swap agreements have been accounted for as cash flow hedges. The Company received $3.1 million from these cash flow hedges upon settlement, which has been recorded in other liabilities and is being amortized as a reduction of interest expense over the life of the related senior notes.

The counterparties to these contractual arrangements are major financial institutions with which the Company has other financial relationships. The Company uses several different financial institutions for interest rate derivative contracts to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

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

Letters of Credit

The fair values of the Company’s letters of credit are based on the notional amounts of the instruments.

The carrying amounts and fair values of the Company’s long-term debt, derivative financial instruments and letters of credit were as follows:

	June 27, 2004		December 28, 2003		June 29, 2003
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt	$700,000	$724,833	$700,000	$747,359	$700,000	$764,198
Non-public variable rate long-term debt	44,400	44,400	102,600	102,600	125,000	125,000
Non-public fixed rate long-term debt	78	80	117	120	117	117
Interest rate swap agreements and forward interest rate agreements	5,289	5,289	1,613	1,613	(5,750)	(5,750)
Letters of credit	—	13,201	—	11,888	—	8,610

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Fair Values of Financial Instruments

The fair values of the interest rate swap agreements and forward rate agreements at June 27, 2004 and December 28, 2003 represent the estimated amounts the Company would have paid upon termination of these agreements. The fair value of the interest rate swap agreements and forward interest rate agreements at June 29, 2003 represents the estimated amount the Company would have received upon termination of these agreements.

12. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	June 27, 2004	Dec. 28, 2003	June 29, 2003
Accruals for executive benefit plans	$56,482	$52,645	$48,594
Deferred gains on terminated interest rate agreements	8,338	9,490	7,177
Other	14,877	12,322	10,616

Total	$79,697	$74,457	$66,387

The accruals for executive benefit plans relate to three benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a supplemental benefit plan.

Eligible participants in the Supplemental Savings Plan may elect to defer a portion of their annual salary and bonus. The Company matches 30% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company can also make discretionary contributions to participants’ accounts. Participants are immediately vested for their contributions and after five years of service the participants are vested for the Company contributions. Participant deferrals and Company contributions are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Participant balances in the fixed benefit option accrue a return depending upon the participant’s age, years of service and other factors. The long-term liability under this plan was $32.6 million, $31.3 million and $30.2 million as of June 27, 2004, December 28, 2003 and June 29, 2003, respectively.

The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Eligible participants receive a 20-year annuity payable in equal monthly installments commencing at retirement or under other certain conditions. Benefits under the Retention Plan are generally reduced by 50% for participants who terminate employment due to severance before age 60 and not due to death or disability. The long-term liability under this plan was $21.4 million, $19.1 million and $18.4 million as of June 27, 2004, December 28, 2003 and June 29, 2003, respectively.

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

eligible participants through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. The long-term liability for the replacement benefit plan was $2.5 million and $2.3 million as of June 27, 2004 and December 28, 2003, respectively.

13. Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $42.3 million, $39.4 million and $40.6 million as of June 27, 2004, December 28, 2003 and June 29, 2003, respectively. The Company has not recorded any liability associated with these guarantees. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on June 27, 2004 would have been $58.2 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, to adequately mitigate the risk of material loss.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Income Taxes

The provision for income taxes consisted of the following:

In Thousands	June 27, 2004	June 29, 2003
Current:
Federal	$—	$—
State	—	—

Total current provision	—	—

Deferred:
Federal	7,978	5,733
State	1,327	(2,152)

Total deferred provision	9,305	3,581

Income tax expense	$9,305	$3,581

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

In Thousands	June 27, 2004	June 29, 2003
Statutory expense	$7,953	$5,911
State income taxes, net of federal benefit	862	620
Valuation allowance change		(3,106)
Meals and entertainment	256	210
Other	234	(54)

Income tax expense	$9,305	$3,581

During the second quarter of 2003, the Company recorded a favorable adjustment to its income tax expense of $3.1 million. This adjustment reflects the completion of a state income tax audit.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

In Thousands	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
Balance as of December 29, 2002	$—	$(20,621)	$(20,621)
Change in fair market value of cash flow hedges, net of tax	1,721	—	1,721

Balance as of June 29, 2003	$1,721	$(20,621)	$(18,900)

Balance as of December 28, 2003	$(62)	$(23,868)	$(23,930)
Change in fair market value of cash flow hedges, net of tax	62	—	62

Balance as of June 27, 2004	$—	$(23,868)	$(23,868)

A summary of the components of other accumulated comprehensive income (loss) was as follows:

In Thousands	Before-Tax Amount	Income Tax Effect	After-Tax Amount
First half 2004
Change in fair market value of cash flow hedges	$—	$—	$—
Minimum pension liability adjustment	(39,615)	15,747	(23,868)

Other comprehensive income (loss)	$(39,615)	$15,747	$(23,868)

First half 2003
Change in fair market value of cash flow hedges	$2,849	$(1,128)	$1,721
Minimum pension liability adjustment	(34,329)	13,708	(20,621)

Other comprehensive income (loss)	$(31,480)	$12,580	$(18,900)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Capital Transactions

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. Compensation expense, net of tax, related to the restricted stock award was $.6 million in both the first half of 2004 and the first half of 2003, respectively.

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

As of June 27, 2004, the fair market value of the potentially issuable shares (100,000 shares) in the future under this award approximated $5.9 million.

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

Net periodic pension cost for the indicated periods was as follows:

	Second Quarter		First half
In Thousands	2004	2003	2004	2003
Service cost	$1,477	$1,091	$2,954	$2,182
Interest cost	2,266	2,032	4,532	4,064
Expected return on plan assets	(2,327)	(1,725)	(4,654)	(3,450)
Amortization of prior service cost	5	5	10	10
Recognized net actuarial loss	1,210	1,016	2,420	2,032

Net periodic pension cost	$2,631	$2,419	$5,262	$4,838

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Benefit Plans

The Company contributed $13.4 million to its pension plans during the first half of 2004. The Company anticipates making total contributions to its pension plans of between $23 million and $24 million in 2004.

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

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First half
In Thousands	2004	2003	2004	2003
Service cost	$137	$128	$274	$256
Interest cost	705	790	1,410	1,580
Amortization of unrecognized transitional assets	(6)	(6)	(12)	(12)
Recognized net actuarial loss	207	233	414	466
Amortization of prior service cost	(68)	(68)	(136)	(136)

Net periodic postretirement benefit cost	$975	$1,077	$1,950	$2,154

18. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of June 27, 2004, The Coca-Cola Company had a 27.4% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Related Party Transactions

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

In Millions	First Half 2004	First Half 2003
Payments by the Company for concentrate, syrup, sweetener and other purchases	$147.4	$134.5
Payments by the Company for customer marketing programs	20.4	25.7
Payments by the Company for cold drink equipment parts	1.8	2.3
Marketing funding support payments to the Company	22.3	27.9
Fountain delivery and equipment repair fees paid to the Company	3.5	3.5
Local media and presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	5.4	5.4

Marketing funding support in the first half of 2004 included a favorable nonrecurring item of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was recorded in the first quarter of 2004.

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $12.8 million and $12.5 million in the first half of 2004 and the first half of 2003, respectively. Purchases from CCE under this arrangement were $9.3 million and $10.1 million in the first half of 2004 and the first half of 2003, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of June 27, 2004, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership to 77.326%. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during the first half of 2004 and the first half of 2003 totaling $37.9 million and $29.4 million, respectively. The Company received $8.7 million and $8.6 million for management services pursuant to its management agreement with Piedmont for the first half of 2004 and the first half of 2003, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of June 27, 2004, the Company had loaned $133.7 million to Piedmont. The Company plans to provide for Piedmont’s future financing requirements under these terms. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $4.1 million and $4.2 million in the first half of 2004 and the first half of 2003, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $100,000 during each of the first half of 2004 and 2003. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Related Party Transactions

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $29.9 million and $23.7 million in the first half of 2004 and the first half of 2003, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $20.2 million as of June 27, 2004.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $53.0 million and $55.8 million in the first half of 2004 and the first half of 2003, respectively. The Company also manages the operations of SAC pursuant to a management agreement. On June 1, 2004, the Company executed a new management agreement with SAC that extends through May 2014. Management fees earned from SAC were $.9 million and $.6 million in the first half of 2004 and the first half of 2003, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $22.1 million as of June 27, 2004.

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

On December 15, 2000, the Company entered into a ten-year lease agreement with Harrison Limited Partnership One (“HLP”) related to the Company’s Snyder Production Center (“SPC”) in Charlotte, North Carolina and a sales distribution center adjacent to SPC. HLP’s sole general partner is a corporation of which the estate of J. Frank Harrison, Jr. is the sole shareholder. HLP’s sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors of the Company and Chief Executive Officer of the Company, and Reid M. Henson, a former Director of the company, are co-trustees. The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to these facilities, as the Company received a renewal option to extend the term of the lease, which it expects to exercise.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2004	2003	2004	2003
Numerator:
Numerator for basic net income per share and diluted net income per share	$10,623	$11,900	$13,418	$13,307

Denominator:
Denominator for basic net income per share and diluted net income per share – weighted average common shares	9,063	9,043	9,063	9,043

Basic net income per share	$1.17	$1.32	$1.48	$1.47

Diluted net income per share	$1.17	$1.32	$1.48	$1.47

No potentially dilutive shares were outstanding in the periods presented.

20. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisitions, were as follows:

	First Half
In Thousands	2004	2003
Accounts receivable, trade, net	$(10,265)	$(5,310)
Accounts receivable, The Coca-Cola Company	13,795	406
Accounts receivable, other	2,420	14,231
Inventories	(7,071)	(1,466)
Prepaid expenses and other current assets	4,890	(3,977)
Accounts payable, trade	3,440	(220)
Accounts payable, The Coca-Cola Company	20,167	7,946
Other accrued liabilities	(12,708)	(5,439)
Accrued compensation	(3,462)	(6,304)
Accrued interest payable	(607)	1,313

Decrease in current assets less current liabilities	$10,599	$1,180

21. New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP FAS 106-2”), which supercedes FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and is effective for interim or annual periods beginning after June 15, 2004. As permitted by FSP FAS 106-2, the Company is currently evaluating the effect of the Act on its postretirement benefits and has not reflected in its net periodic postretirement benefit costs or accumulated postretirement benefit obligation any amount associated with the federal subsidy.

In March 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128,” (“EITF 03-06”) was published. EITF 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s unaudited financial statements and the accompanying footnotes. M,D&A includes the following sections:

•	Our Business – a general description of the Company’s business and the soft drink industry.

•	Areas of Emphasis – a summary of the Company’s key priorities for 2004 and the next several years.

•	Operations Overview – a summary of key information concerning the financial results for the second quarter and first half of fiscal year 2004 and changes from the second quarter and first half of fiscal year 2003.

•	Discussion of Critical Accounting Policies and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations which require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for the second quarter and first half of 2004 compared to the second quarter and first half of 2003.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of the second quarter of 2004 compared to fiscal year-end 2003 and the end of the second quarter of 2003.

•	Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

Our Business

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes carbonated and noncarbonated beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. The Company had net sales of over $1.2 billion in 2003.

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement. On January 2, 2002, the Company purchased an additional 4.651% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.651%. Due to the increase in the Company’s ownership in

Piedmont resulting from the additional interest purchased on January 2, 2002, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company for $53.5 million. As of June 27, 2004, the Company’s ownership interest in Piedmont was 77.326% and all significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina, and receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. On June 1, 2004, the Company executed a new management agreement with SAC that extends through May 2014 at terms comparable to the previous agreement.

The soft drink industry is highly competitive. The Company’s competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of private brand soft drinks. In each region in which the company operates, between 75% and 90% of carbonated soft drink sales in bottles, can and pre-mix containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown and/or 7-Up products. The Company’s products also compete with, among others, noncarbonated beverages and citrus and noncitrus fruit drinks. During the last two years, volume of total carbonated soft drinks in the soft drink industry has been relatively flat with the majority of the volume growth from diet beverages, isotonics and bottled water.

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

Areas of Emphasis

Key priorities for the Company in 2004 and over the next several years include the following:

•	Revenue management

•	Product innovation

•	Distribution cost management

•	Productivity

Revenue Management

Revenue management, which includes managing the combination of pricing to our customers, package and brand management and channel emphasis, has been and continues to be the key driver to improvements in income from operations. In our business, a 1% change in net pricing is generally equal in impact on gross margin to a 3% change in bottle/can volume.

Product Innovation

As volume growth of carbonated soft drinks in our industry has slowed over the past several years, innovation of both brands and packages has been critical to overall volume growth. The Company successfully introduced diet Coke with Lime, a brand extension of diet Coke in the first quarter of 2004, and introduced Coca-Cola C2, a mid-calorie cola, in June of 2004. The Company, along with other Coca-Cola bottlers in the United States, introduced Coca-Cola C2 cans in an 8-pack Fridge Pack™ configuration. The Company was the first Coca-Cola bottler to use Fridge Pack™ packaging several years ago.

Distribution Cost Management

Distribution cost, which represents the cost of transporting finished goods from Company locations to customer outlets, is the second largest expense category for the Company. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive or pre-sell system. This conversion to a pre-sell system has allowed the Company to more efficiently handle an increasing number of brands and packages. In addition, the Company closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs. Distribution cost management will continue to be a key area of emphasis for the next several years.

Productivity

To achieve improvements in operating performance over the long-term, the Company’s gross margin must grow faster than the growth in selling, delivery and administrative (“S,D&A”) expenses. One of the key drivers in operating expense management relates to ongoing improvements in labor productivity and asset productivity. The Company continues to focus on its supply chain and distribution functions for opportunities to improve productivity.

Operations Overview

The following overview provides a summary of key information concerning the Company’s financial results for the second quarter and first half of 2004 compared to the second quarter and first half of 2003.

	For the Quarter Ended		% Change
In Thousands (Except Per Share Data)	June 27, 2004	June 29, 2003
Net sales	$333,711	$318,165	5%
Income from operations (3)	30,305	26,576	14%
Net income (2) (3) (4)	10,623	11,900	(11)%
Basic net income per share (1) (2)	$1.17	$1.32	(11)%

	For the Six Months Ended		% Change
In Thousands (Except Per Share Data)	June 27, 2004	June 29, 2003
Net sales	$616,438	$593,365	4%
Income from operations (4)	45,805	39,433	16%
Net income (2) (3) (4)	13,418	13,307	1%
Basic net income per share (1) (2)	$1.48	$1.47	1%

(1)	The Company does not currently have any stock options or other common stock equivalents that would result in dilution of earnings per share. Accordingly, for the periods presented, basic and fully diluted earnings per share are equivalent.

(2)	During the second quarter of 2003, the Company recorded a favorable income tax adjustment of $3.1 million or $.34 per share.

(3)	Results for the second quarter of 2004 include a one-time unfavorable non-cash adjustment of $1.7 million on a pre-tax basis related to a change in the pricing of concentrate purchased from The Coca-Cola Company, which is reflected as an increase to cost of sales and is discussed more fully below.

(4)	Results for the first half of 2004 include a one-time unfavorable non-cash adjustment of $1.7 million on a pre-tax basis in the second quarter and a favorable adjustment in the first quarter of approximately $2 million on a pre-tax basis for certain customer-related marketing programs between the Company and The Coca-Cola Company. Both of these adjustments were reflected in cost of sales. These items are discussed more fully below.

Net Sales:

Net sales increased by 4.9% and 3.9% during the second quarter and first half of 2004 over the same periods of 2003, respectively. The growth in net sales was primarily driven by increases in the Company’s average revenue per case.

Cost of Sales:

Cost of sales increased by 4.8% and 3.1% during the second quarter and first half of 2004 over the same periods of 2003, respectively. Income from operations for the first half of 2004 included favorable nonrecurring items of approximately $2 million, primarily for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was recorded in the first quarter of 2004 as marketing funding support and was reflected as a reduction of cost of sales.

For purchases of concentrate from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced, resulting in a one-time increase in cost of sales of $1.7 million in the second quarter of 2004.

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they are more closely related to the sale of finished product inventories rather than as a component of property, plant and equipment. This reclassification had no significant impact on the Company’s financial position or results of operations during 2004. Costs associated with these items have been reflected in cost of sales during the first half of 2004. Previously, costs associated with these items were recorded as depreciation expense.

Operating Expenses:

S,D&A expenses increased by 5.1% in the second quarter and 4.8% in the first half of 2004 compared to the same periods in 2003, respectively. The increase in S,D&A expenses was primarily due to wage increases for the Company’s employees, higher employee benefits costs, including increases in pension expense and health care costs, and higher fuel prices. Depreciation expense for the second quarter of 2004 declined by $1.6 million compared to the same period in the prior year. Depreciation expense for the first half of 2004 was $3.0 million lower than the first half of 2003. The decline in depreciation expense was due to lower expense for items reclassified to inventories as previously discussed, and a reduction in depreciation for buildings and vehicles, offset somewhat by depreciation expense related to new capital leases. Depreciation expense related to buildings is lower due to the closing of several sales distribution centers over the past year.

On March 1, 2004, the Company received a renewal option to extend the term of the lease on its corporate headquarters facilities. As a result of the renewal option and the Company’s intent to exercise the renewal option, the Company capitalized the lease as of March 1, 2004. The amount recorded for capitalization of this lease was $32.4 million. The lease was previously accounted for as an operating lease. The expense related to this lease was previously recorded as a component of S,D&A expenses. Expense related to this lease was recognized as depreciation and interest during the second quarter of 2004. S,D&A expense related to this lease was $.5 million during the first half of 2004 compared to $1.4 million during the first half of 2003 and $.7 million for the second quarter of 2003. The Company also recorded a capital lease of $4.9 million related to a new operating facility. This new capital lease was recorded at the end of the second quarter and did not have any impact on the results of operations during the second quarter of 2004.

Interest expense for the second quarter and first half of 2004 was relatively unchanged from the comparable periods in 2003 as lower debt balances were offset by slightly higher interest rates.

Financial Condition

Debt and capital lease obligations were summarized as follows:

In Thousands	June 27, 2004	December 28, 2003	June 29, 2003
Debt and capital lease obligations	$826,423	$848,280	$871,390

The Company continues to focus on reducing financial leverage primarily by repaying its debt and capital lease obligations. As discussed above, the Company capitalized its corporate headquarters lease as of the beginning of March 2004 and entered into another capital lease at the end of the second quarter of 2004. The amount recorded for capitalization of these leases was $37.3 million. Excluding the $37.3 million related to the new capital leases during 2004, debt and capital lease obligations as of June 27, 2004 declined by $59.2 million from December 28, 2003 and by $82.3 million from June 29, 2003.

Basis of Presentation

The statement of operations for the quarters and first halves ended June 27, 2004 and June 29, 2003, the statements of cash flows for the first halves ended June 27, 2004 and June 29, 2003 and the consolidated balance sheets as of June 27, 2004, December 28, 2003 and June 29, 2003, include the consolidated operations of the Company and its majority owned subsidiaries including Piedmont. Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.674% for the first half of 2004 and second quarter of 2003 and 45.34% for the first quarter of 2003.

Discussion of Critical Accounting Policies and New Accounting Pronouncements

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

The Company has not made changes in any critical accounting policies during the first half of 2004. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP FAS 106-2”), which supercedes FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and is effective for interim or annual periods beginning after June 15, 2004. As permitted by FSP FAS 106-2, the Company is currently evaluating the effect of the Act on its postretirement benefits and has not reflected in its net periodic postretirement benefit costs or accumulated postretirement benefit obligation any amount associated with the federal subsidy.

In March 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128,” (“EITF 03-06”) was published EITF 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations or financial position.

Results of Operations

Second Quarter 2004 Compared to Second Quarter 2003 and First Half 2004 Compared to First Half 2003

Net Sales

Net sales in the second quarter and first half of 2004 increased by approximately 5% and 4%, respectively, primarily due to increases in average revenue per case of approximately 5% and 4.5%, in the second quarter and first half of 2004, respectively. Bottle/can volume was 0.3% lower and 0.6% lower in the second quarter and first half of 2004, respectively. While overall carbonated soft drink volume in the first half of 2004 declined by 1.5%, bottle/can volume of the Company’s diet products increased by approximately 5%.

The Company’s noncarbonated beverage portfolio continues to provide strong growth with Dasani growing at 11% and PowerAde growing at 26% for the first half of 2004. Noncarbonated beverages, which include bottled water, juices and isotonics, comprised 10.8% of the overall bottle/can volume in the first half of 2004. Product innovation during the first half of 2004 also contributed to overall growth in bottle/can volume and net sales. The Company introduced Coca-Cola C2, a new mid-calorie product from The Coca-Cola Company, during June 2004. Early sales indications for Coca-Cola C2 are positive as sales are in line with targets set by the Company prior to its introduction. Bottle/can volume of Coca-Cola C2 and diet Coke with Lime, which was introduced in the first quarter of 2004, represented approximately 3% of the Company’s overall volume in the second quarter of 2004.

The Company’s products are sold and distributed through various channels. The channels include selling directly to retail stores and other outlets, such as food markets, institutional accounts and vending machine outlets. During the first half of 2004, approximately 69% of the Company’s physical case volume was sold for future consumption. The remaining volume of approximately 31% was sold for immediate consumption. The Company’s largest customer (Wal-Mart) accounted for approximately 12% of the Company’s total bottle/can volume and the second largest customer (Food Lion) accounted for approximately 10% of the Company’s total bottle/can volume during the first half of 2004. All of the Company’s sales are to customers in the United States.

Contract sales to other Coca-Cola bottlers increased by approximately 5.1% during the first half of 2004. Contract sales to other Coca-Cola bottlers were $36.0 million during the first half of 2004 compared to $34.3 million during the first half of 2003. Sales to other bottlers allow the Company to achieve higher utilization of its production facilities, thus improving overall efficiency of operations.

Gross Margin

Gross margin as a percentage of net sales increased from 48.5% in the first half of 2003 to 48.9% in the first half of 2004 primarily as a result of an increase in the Company’s average revenue per case. During the second quarter of 2004, gross margin improvements occurred in every major channel. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

Cost of Sales

Cost of sales on a per unit basis increased approximately 3% in the first half of 2004 compared to the comparable period of 2003. The increase was primarily due to higher raw material costs. The Company’s cost for aluminum cans increased by approximately 5% during the second quarter and it is anticipated that the cost of aluminum cans will further increase in the fourth quarter of 2004. Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw materials, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers. Based upon information currently available, the Company anticipates that its costs for aluminum cans, PET bottles and sweetener will increase by approximately 5% in 2005.

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

In 2003, The Coca-Cola Company offered through a program called Strategic Growth Initiative (“SGI”), an opportunity for the Company to receive marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $3.0 million as a reduction in cost of sales related to SGI during the first half of 2003. The Company does not have a SGI program in 2004. However, The Coca-Cola Company offset the impact of elimination of the SGI program by adjusting the price of concentrate as of January 1, 2004.

For purchases of concentrate from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced, resulting in a one-time increase in cost of sales of $1.7 million in the second quarter of 2004. Accordingly, the amounts received in cash from The Coca-Cola Company for marketing funding support will decrease significantly in 2004 as compared to the prior year.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payment to customers for marketing program payments, was $26.1 million for the first half of 2004 versus $31.7 million for the first half of 2003 and was recorded as a reduction in cost of sales.

Operating Expenses

The increase in S,D&A expenses was primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans) and higher fuel costs. Due to lower interest rates used to discount the Company’s pension liability, pension expense will increase by approximately $1 million in 2004. Health care related costs increased by $1.9 million from the first half of 2003. S,D&A expenses for the second quarter of 2004 were also impacted by the capitalization of the Company’s corporate headquarters facilities lease as previously discussed. The capitalization of this lease, beginning in March 2004, reduced S,D&A expenses by approximately $.7 million as compared to the second quarter of 2003. Fuel costs for the first half of 2004 increased by 9% or $.4 million over the first half of 2003.

The Company closed three sales distribution centers during 2004 in addition to four sales distribution centers closed in 2003. The Company believes that these sales distribution center closings along with changes in its methods of distribution will reduce overall costs and improve productivity in the future. The Company will continue to evaluate its distribution system in an effort to improve the process of distributing products to customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $86.2 million and $84.1 million in the first half of 2004 and 2003, respectively. Customers do not pay the Company separately for shipping and handling costs.

The S,D&A expenses line item includes the following: sales management labor costs, costs of distribution from sales distribution centers to customer locations, sales distribution center warehouse costs, point-of-sale expenses, advertising and marketing expenses, vending equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management.

Depreciation Expense

Depreciation expense of $35.3 million for the first half of 2004 declined by $3.0 million compared to the first half of 2003. The decrease in the first half of 2004 was partially related to the reclassification of certain items from property, plant and equipment to inventories during the first quarter of 2004 and reduced depreciation expense for vehicles and buildings. Ongoing costs related to the items reclassified from property, plant and equipment to inventories are reflected in cost of sales. The reduction in depreciation expense for buildings resulted from the closing of several sales distribution centers over the past year.

The decreases in depreciation expense in the first half of 2004 were offset somewhat by amortization of a capital lease for the Company’s Charlotte, North Carolina corporate headquarters buildings as discussed above. The lease obligation was capitalized effective March 1, 2004 as the Company received a renewal option to extend the term of the lease which it expects to exercise. The lease was previously accounted for as an operating lease. The Company anticipates that additions to property, plant and equipment in 2004 will be in the range of $60 million to $70 million and plans to fund such additions through cash flows from operations and its available credit facilities. Additions to property, plant and equipment during 2003 were $57.8 million. The Company is in the process of initiating an upgrade of its Enterprise Resource Planning (ERP) computer software systems, which is anticipated to take four to five years to complete. During the first half of 2004, the Company spent $3.9 million on the new ERP software. The Company began using a portion of the new ERP software and began amortizing the related capitalized software costs during the second quarter of 2004.

Interest Expense

Interest expense for the second quarter of 2004 of $10.7 million was relatively unchanged from the second quarter of 2003. Interest expense for the second quarter of 2004 included $.6 million related to the capitalization of the Company’s corporate headquarters facilities lease as previously discussed. The capitalization of this lease will result in total interest expense of $1.9 million during 2004. The Company’s overall weighted average interest rate on debt and capital lease obligations was 5.0% during the first half of 2004 compared to 4.9% during the first half of 2003.

Debt and capital lease obligations decreased from $848.3 million at December 28, 2003 to $826.4 million at June 27, 2004. As discussed above, the Company capitalized a lease on its corporate headquarters facilities during the first quarter of 2004 which had previously been accounted for as an operating lease and entered into another capital lease related to a new operating facility at the end of the second quarter of 2004. The capitalization of these leases resulted in additional capital lease obligations of $37.3 million. Debt and capital lease obligations at June 27, 2004, December 28, 2003 and June 29, 2003 included $81.9 million, $45.6 million and $46.3 million, respectively, attributable to capital leases.

Minority Interest

The Company recorded minority interest expense of $2.1 million during the first half of 2004 compared to $1.3 million during the first half of 2003 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2004 was primarily due to higher earnings during the first half of 2004 for Piedmont as compared to the first quarter of 2003.

Income Taxes

The Company’s effective income tax rate for the first half of 2004 was 41.0% compared to 21.2% for the first half of 2003. During the second quarter of 2003, the Company recorded a favorable adjustment to its income tax expense of $3.1 million related to the completion of a state income tax audit. The Company’s effective tax rate for the first half of 2003 reflects this adjustment. The Company’s first half 2004 effective tax rate reflects expected fiscal year 2004 earnings. The Company’s effective income tax rate for the remainder of 2004 is dependent upon operating results and may change if the results for the year are different from current expectations.

Financial Condition

Total assets increased slightly from $1.35 billion at December 28, 2003 to $1.36 billion at June 27, 2004 primarily due to the capitalization of the Company’s corporate headquarters facilities lease as discussed above.

Net working capital, defined as current assets less current liabilities, decreased by $17.1 million from December 28, 2003 to June 27, 2004 and increased by $32.4 million from June 29, 2003 to June 27, 2004. Significant changes in net working capital from December 28, 2003 were as follows:

•	An increase in accounts receivable, trade of $10.3 million due to higher sales resulting primarily from increased net pricing.

•	A decrease in accounts receivable from The Coca-Cola Company of $13.8 million due to the timing of customer marketing reimbursements and marketing funding support payments from The Coca-Cola Company.

•	A decrease in accounts receivable, other of $2.4 million due to the receipt of funds from the termination of split-dollar life insurance arrangements. This receipt of funds had no impact on the results of operations for the quarter ended June 27, 2004.

•	An increase in inventories of $17.5 million. The majority of this increase relates to the reclassification of certain items from property, plant and equipment to inventories of $10.4 million during the first quarter of 2004 as previously discussed.

•	A decrease in cash surrender value of life insurance of $7.6 million due to the receipt of funds from the redemption of certain Company-owned life insurance policies during the first quarter. This receipt of funds had no impact on the results of operations for the quarter ended June 27, 2004.

•	An increase of $20.2 million in accounts payable to The Coca-Cola Company primarily due to the timing of payments on various marketing programs.

•	A decrease in accrued compensation of $4.4 million due to payments in March 2004 under the Company’s 2003 annual incentive plans and the issuance of 20,000 shares of Class B Common Stock.

Significant changes in net working capital from June 29, 2003 were as follows:

•	An increase in accounts receivable, trade of $7.6 million due to higher sales resulting primarily from increased net pricing.

•	A decrease in accounts receivable from The Coca-Cola Company of $8.3 million due to the timing of customer marketing reimbursements from The Coca-Cola Company.

•	An increase in inventories of $14.2 million. The majority of this increase relates to the reclassification of certain items from property, plant and equipment to inventories of $10.4 million during the first quarter of 2004 as discussed above.

•	An increase in cash surrender value of life insurance of $20.2 million due to the reclassification of cash surrender value on certain Company-owned life insurance policies from other noncurrent assets that resulted from the Company’s decision to terminate certain life insurance policies.

Debt and capital lease obligations were $826.4 million as of June 27, 2004 compared to $848.3 million at December 28, 2003 and $871.4 million at June 29, 2003. Debt and capital lease obligations at June 27, 2004 included $81.9 million of capital lease obligations related to Company facilities as discussed above.

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

The Company primarily uses cash flow from operations and available debt facilities to meet its cash requirements. As of June 27, 2004, the Company had $125 million available under its revolving credit facility to meet its cash requirements. The Company anticipates that cash provided by operating activities and its credit facilities will be sufficient to meet all of its cash requirements, including debt maturities, through 2008.

The Company has obtained the majority of its long-term debt from public markets. As of June 27, 2004, $700 million of the Company’s total outstanding balance of debt and capital lease obligations of $826.4 million was financed through publicly offered debentures and senior notes. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings and monitors counterparty credit ratings on an ongoing basis. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The Company has made contributions to its pension plans of $13.4 million in 2004. The Company anticipates making total contributions to its pension plans of between $23 million and $24 million in 2004 as previously disclosed. The majority of the funding for these contributions will be provided upon the redemption of certain Company-owned life insurance policies.

Cash Sources and Uses

The primary sources of cash for the Company are cash provided by operating activities and proceeds from the issuance of long-term debt. The primary uses of cash are for capital expenditures, the repayment of long-term debt maturities, acquisitions and dividends.

A summary of activity for the first six months of 2004 and 2003 follows:

	For the six months ended
In Millions	June 27, 2004	June 29, 2003
Cash Sources
Cash provided by operating activities	$79.2	$60.0
Proceeds from the issuance of long-term debt		100.0
Other	1.6	3.7

Total cash sources	$80.8	$163.7

Cash Uses
Capital expenditures	$25.9	$32.8
Repayment of debt maturities and capital lease obligations	59.2	83.3
Acquisitions (net of cash acquired)		52.6
Dividends	4.5	4.5
Other	.2	1.4

Total cash uses	$89.8	$174.6

Due primarily to net operating loss carryforwards, contributions to its pension plans and accelerated depreciation, the Company did not have any cash income tax payments during 2003 or the first half of 2004. Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will increase significantly from approximately $3 million in 2004 to an estimated $10 million to $14 million in 2005.

The Company has decided to terminate certain life insurance policies and anticipates receiving the estimated proceeds of $20.2 million from the surrender of these policies in the third quarter of 2004 and such proceeds will be used to make contributions to the pension plans and to repay debt.

Investing Activities

Capital expenditures in the first half of 2004 were $25.9 million compared to $32.8 million in the first half of 2003. The Company anticipates that additions to property, plant and equipment in 2004 will be in the range of $60 million to $70 million and plans to fund such additions through cash flows from operations and its available credit facilities. Additions to property, plant and equipment during 2003 were $57.8 million.

Financing Activities

In December 2002, the Company entered into a three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the discretion of the participating banks. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The facility contains covenants which establish ratio requirements related to interest coverage, and long-term debt to cash flow. On June 27, 2004, there were no amounts outstanding under this facility.

The Company also borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at June 27, 2004, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its $125 million revolving credit facility in the event the lines of credit are not available. The Company had borrowed $4.4 million under its lines of credit as of June 27, 2004. The lines of credit as of June 27, 2004 bore an interest rate of 1.54%.

To the extent that these borrowings under the Company’s lines of credit do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

The Company currently provides financing for Piedmont under the terms of an agreement that expires on December 31, 2005. Piedmont pays the Company interest on its borrowings from the Company at the Company’s average cost of funds plus .50%. The Company plans to provide for Piedmont’s future financing requirements under these terms. All significant intercompany accounts and transitions between the Company and Piedmont have been eliminated.

All of the outstanding long-term debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

With regard to the Company’s $40 million term loan, the Company must maintain its public debt ratings at investment grade by either Moody’s or Standard & Poor’s. If the Company’s public debt ratings fall below investment grade within 90 days after the public announcement of certain designated events and such ratings stay below investment grade for an additional 40 days, a trigger event resulting in a default occurs. The Company does not anticipate a trigger event will occur in the foreseeable future.

At June 27, 2004, the Company’s debt ratings were as follows:

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

The Company’s revolving credit facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2003, effective January 1, 2004, under a restricted stock award plan that provides for annual awards of such shares subject to the Company meeting certain performance criteria.

Off-Balance Sheet Arrangements

There has been no significant changes in the Company’s off-balance sheet arrangements since December 28, 2003 other than items discussed in Note 5 and Note 18 to the consolidated financial statements.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 27, 2004:

	Payments Due by Period
In Thousands	Total	July 2004 - June 2005	July 2005 - June 2007	July 2007 - June 2009	After June 2009
Contractual obligations:
Long-term debt	$744,478	$39	$44,439	$350,000	$350,000
Capital lease obligations	81,945	1,845	3,408	3,414	73,278
Purchase obligations (1)	73,500	73,500
Other long-term liabilities (2)	62,261	3,487	6,834	6,760	45,180
Operating leases	14,151	2,966	4,884	2,490	3,811
Long-term contractual arrangements (3)	26,895	5,544	9,291	6,909	5,151

Total contractual obligations	$1,003,230	$87,381	$68,856	$369,573	$477,420

(1)	Represents the obligation by the Company to purchase finished products from SAC.
(2)	Includes obligations under executive benefit plans and non-compete liabilities.
(3)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations.

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

Interest expense was lower due to amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $1.2 million and $1.0 million during the first half of 2004 and 2003, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.1% as of June 27, 2004 compared to 4.9% as of December 28, 2003 and 5.0% as of June 29, 2003. The Company’s overall weighted average interest rate on its debt and capital lease obligations for the first half of 2004 increased to 5.0% from 4.9% in the first half of 2003. Approximately 44% of the Company’s debt and capital lease obligations of $826.4 million as of June 27, 2004 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

If average rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1% effective June 27, 2004, interest expense for the second half of 2004 would increase by approximately $2 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of June 27, 2004, including the effects of our derivative financial instruments. This calculated, hypothetical increase in interest expense for the second half of 2004 may be different from the actual increase in interest expense from a 1% increase in rates for the second half due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	increases in pension expense;

•	anticipated return on pension plan investments;

•	the Company’s belief that the cost of aluminum cans will increase in the fourth quarter of 2004;

•	the Company’s ability to utilize net operating loss carryforwards;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	anticipated additions to property, plant and equipment;

•	expectations and estimates regarding future income tax payments;

•	expectations regarding the termination of certain life insurance policies and the use of the estimated proceeds to make contributions to the pension plans and to repay debt;

•	the Company’s belief that disposition of certain litigation and claims will not have a material adverse effect;

•	the Company’s expectation of exercising its options to extend certain lease obligations;

•	the effects of the closings of sales distribution centers;

•	the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products;

•	the effects of the upgrade of ERP systems;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to operate in a manner to maintain its investment grade ratings;

•	the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under the agreements;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s ability to offset increases in raw material costs with selling price increases to maintain gross margins during 2004;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	the Company’s key priorities for 2004 and the next several years;

•	management’s belief that a trigger event will not occur under the Company’s $40 million term loan;

•	the Company’s projection that it will generate additional sales volume by introducing new products in 2004;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the last six months of 2004 as of June 27, 2004;

•	the Company’s belief that its costs for aluminum cans, PET bottles and sweetener will increase by approximately 5% in 2005; and

•	anticipated contributions to pension plans of between $23 million and $24 million in 2004.

These statements and expectations are based on the currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are:

•	lower than expected selling prices resulting from increased marketplace competition;

•	an inability to meet performance requirements for expected levels of certain marketing funding support payments from The Coca-Cola Company or other beverage companies;

•	changes in how significant customers market or promote our products;

•	reduced advertising and marketing spending by The Coca-Cola Company or other beverage companies;

•	an inability to meet requirements under bottling contracts;

•	the inability of our aluminum can or PET bottle suppliers to meet our sales demand;

•	significant changes from expectations in the cost of raw materials;

•	higher than expected insurance premiums and fuel costs;

•	lower than anticipated returns on pension plan assets;

•	higher than anticipated health care costs;

•	unfavorable interest rate fluctuations;

•	higher than anticipated cash payments for income taxes;

•	unfavorable weather conditions;

•	inability to increase selling prices to offset higher raw material costs;

•	significant changes in debt ratings impacting the Company’s ability to borrow;

•	terrorist attacks, war or other civil disturbances; and

•	changes in financial markets.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change in market risks since December 28, 2003.

Item 4. Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s stockholders was held on April 28, 2004.

(b)	All director nominees were elected.

(c)	The meeting was held to consider and vote upon electing ten directors, each for a term of one year or until their successors have been elected and qualified:

The votes with respect to each director are summarized as follows:

Director Name	For	Withheld	Abstentions	Total Votes
J. Frank Harrison, III	53,791,750	687,078	578,789	55,057,617
H. W. McKay Belk	54,454,704	24,124	578,789	55,057,617
Sharon A. Decker	54,436,040	42,788	578,789	55,057,617
William B. Elmore	53,788,695	690,133	578,789	55,057,617
James E. Harris	54,454,348	24,480	578,789	55,057,617
Deborah S. Harrison	54,398,219	80,609	578,789	55,057,617
Ned R. McWherter	54,454,623	24,205	578,789	55,057,617
John W. Murrey, III	54,449,217	29,611	578,789	55,057,617
Carl Ware	53,529,785	949,043	578,789	55,057,617
Dennis A. Wicker	54,436,122	42,706	578,789	55,057,617

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 23, 2004, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the quarter ended March 28, 2004.

On May 24, 2004, the Company filed a Current Report on Form 8-K relating to the issuance of its Report to Stockholders for the period ended March 28, 2004.

On July 23, 2004, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the period ended June 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 5, 2004	By:	/s/ David V. Singer
David V. Singer Principal Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer