Form 10-Q
period 2004-09-26
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2004-11-04
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2004
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,420,752

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited Sept. 26, 2004	Dec. 28, 2003	Unaudited Sept. 28, 2003
ASSETS

Current Assets:
Cash	$7,895	$18,044	$18,280
Accounts receivable, trade, less allowance for doubtful accounts of $1,964, $1,723 and $1,888	87,876	82,222	83,977
Accounts receivable from The Coca-Cola Company	7,412	18,112	24,555
Accounts receivable, other	7,989	10,663	4,531
Inventories	51,725	36,891	41,156
Cash surrender value of life insurance, net		27,765
Prepaid expenses and other current assets	7,948	6,981	7,121

Total current assets	170,845	200,678	179,620

Property, plant and equipment, net	421,883	446,708	457,097
Leased property under capital leases, net	77,760	43,109	43,726
Other assets	26,703	27,653	59,421
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	6,695	9,051	9,844

Total	$1,326,607	$1,349,920	$1,372,429

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited Sept. 26, 2004	Dec. 28, 2003	Unaudited Sept. 28, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Portion of long-term debt payable within one year	$39	$78	$35,039
Current portion of obligations under capital leases	1,797	1,337	1,430
Accounts payable, trade	39,920	39,493	39,368
Accounts payable to The Coca-Cola Company	21,972	10,996	17,378
Accrued compensation	17,239	18,999	15,159
Other accrued liabilities	61,837	52,492	53,141
Accrued interest payable	16,739	10,924	18,866

Total current liabilities	159,543	134,319	180,381
Deferred income taxes	161,029	156,094	155,650
Pension and postretirement benefit obligations	39,037	50,842	49,257
Other liabilities	79,684	74,457	67,092
Obligations under capital leases	79,643	44,226	44,491
Long-term debt	703,039	802,639	785,078

Total liabilities	1,221,975	1,262,577	1,281,949

Commitments and Contingencies (Note 14)

Minority interest	38,315	34,871	34,264

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized - 30,000,000 shares;
Issued - 9,704,951 shares	9,704	9,704	9,704
Class B Common Stock, $1.00 par value:
Authorized - 10,000,000 shares;
Issued - 3,048,866, 3,028,866 and 3,028,866 shares	3,049	3,029	3,029
Capital in excess of par value	98,255	97,220	97,220
Retained earnings	40,431	27,703	26,413
Accumulated other comprehensive loss	(23,868)	(23,930)	(18,896)

	127,571	113,726	117,470

Less-Treasury stock, at cost:
Common - 3,062,374 shares	60,845	60,845	60,845
Class B Common - 628,114 shares	409	409	409

Total stockholders’ equity	66,317	52,472	56,216

Total	$1,326,607	$1,349,920	$1,372,429

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Net sales	$321,336	$325,637	$937,774	$919,002
Cost of sales, excluding depreciation shown below	169,938	168,949	485,174	474,663

Gross margin	151,398	156,688	452,600	444,339
Selling, delivery and administrative expenses, excluding depreciation shown below	109,646	108,329	328,140	316,785
Depreciation expense	17,795	18,956	53,108	57,253
Amortization of intangibles	766	846	2,356	2,311

Income from operations	23,191	28,557	68,996	67,990

Interest expense	10,838	10,414	31,822	31,701
Minority interest	1,346	1,432	3,444	2,690

Income before income taxes	11,007	16,711	33,730	33,599
Income taxes	4,899	2,865	14,204	6,446

Net income	$6,108	$13,846	$19,526	$27,153

Basic net income per share	$.67	$1.53	$2.15	$3.00

Diluted net income per share	$.67	$1.53	$2.15	$3.00

Weighted average number of common shares outstanding	9,063	9,043	9,063	9,043

Weighted average number of common shares outstanding-assuming dilution	9,063	9,043	9,063	9,043

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867
Comprehensive income:
Net income				27,153			27,153
Net gain on derivatives, net of tax					1,725		1,725

Total comprehensive income							28,878
Cash dividends paid:
Common ($.75 per share)				(4,982)			(4,982)
Class B Common ($.75 per share)				(1,801)			(1,801)
Issuance of 20,000 shares of Class B Common Stock		20	1,234				1,254

Balance on Sept. 28, 2003	$9,704	$3,029	$97,220	$26,413	$(18,896)	$(61,254)	$56,216

Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472
Comprehensive income:
Net income				19,526			19,526
Net gain on derivatives, net of tax					62		62

Total comprehensive income							19,588
Cash dividends paid:
Common ($.75 per share)				(4,982)			(4,982)
Class B Common ($.75 per share)				(1,816)			(1,816)
Issuance of 20,000 shares of Class B Common Stock		20	1,035				1,055

Balance on Sept. 26, 2004	$9,704	$3,049	$98,255	$40,431	$(23,868)	$(61,254)	$66,317

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Nine Months
	2004	2003
Cash Flows from Operating Activities
Net income	$19,526	$27,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	53,108	57,253
Amortization of intangibles	2,356	2,311
Deferred income taxes	13,833	6,446
Losses on sale of property, plant and equipment	736	888
Amortization of debt costs	836	807
Amortization of deferred gain related to terminated interest rate agreements	(1,526)	(1,548)
Minority interest	3,444	2,690
(Increase) decrease in current assets less current liabilities	35,686	(5,310)
(Increase) decrease in other noncurrent assets	100	(2,443)
Increase in other noncurrent liabilities	7,209	5,082
Other	29	(84)

Total adjustments	115,811	66,092

Net cash provided by operating activities	135,337	93,245

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt		100,000
Payment of long-term debt	(85,000)	(50,000)
Payment of current portion of long-term debt	(39)	(39)
Payment of lines of credit, net	(14,600)	(37,600)
Cash dividends paid	(6,798)	(6,783)
Principal payments on capital lease obligations	(1,430)	(983)
Debt issuance costs paid		(979)
Proceeds from settlement of forward interest rate agreements		3,135
Other	(829)	(816)

Net cash provided by (used in) financing activities	(108,696)	5,935

Cash Flows from Investing Activities
Additions to property, plant and equipment	(38,630)	(48,161)
Proceeds from the sale of property, plant and equipment	1,840	1,631
Acquisition of companies, net		(52,563)

Net cash used in investing activities	(36,790)	(99,093)

Net increase (decrease) in cash	(10,149)	87
Cash at beginning of period	18,044	18,193

Cash at end of period	$7,895	$18,280

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock related to stock award	$1,055	$1,254
Capital lease obligations incurred	37,307	879

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

The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature except as disclosed in Note 4, Note 6 and Note 19 to the consolidated financial statements.

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

2. Seasonality of Business

Operating results for the third quarter and the nine months ended September 26, 2004 are not indicative of results that may be expected for the fiscal year ending January 2, 2005 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. In addition, fixed costs, such as depreciation, amortization and interest expense, are not significantly impacted by business seasonality.

3. Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) to distribute and market carbonated and noncarbonated beverages primarily in portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

3. Piedmont Coca-Cola Bottling Partnership

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

Minority interest as of September 26, 2004, December 28, 2003 and September 28, 2003 represents the portion of Piedmont owned by The Coca-Cola Company.

4. Inventories

Inventories were summarized as follows:

In Thousands	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003
Finished products	$30,014	$25,669	$29,162
Manufacturing materials	7,360	6,637	7,121
Plastic pallets and other	14,351	4,585	4,873

Total inventories	$51,725	$36,891	$41,156

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they are more closely related to the sale of finished product inventories than to a component of property, plant and equipment. This reclassification had no significant impact on the Company’s financial condition or results of operations during the first nine months of 2004. Costs associated with these items have been reflected in cost of sales during the first nine months of 2004. Previously, costs associated with these items were recorded as depreciation expense.

For purchases of concentrate from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support for bottle/can products from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced resulting in a one-time increase in cost of sales of $1.7 million in the second quarter of 2004.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003	Estimated Useful Lives
Land	$12,702	$12,857	$12,851
Buildings	113,639	113,820	114,631	10-50 years
Machinery and equipment	91,764	90,005	89,445	5-20 years
Transportation equipment	164,261	158,349	157,111	4-13 years
Furniture and fixtures	41,816	38,683	39,105	4-10 years
Cold drink equipment	349,289	366,266	371,777	6-13 years
Leasehold and land improvements	54,453	53,425	50,266	5-20 years
Software for internal use	35,212	26,780	24,675	3-7 years
Construction in progress	5,949	7,057	9,554

Total property, plant and equipment, at cost	869,085	867,242	869,415
Less: Accumulated depreciation and amortization	447,202	420,534	412,318

Property, plant and equipment, net	$421,883	$446,708	$457,097

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003	Estimated Useful Lives
Leased property under capital leases	$84,035	$48,497	$48,497	1-29 years
Less: Accumulated amortization	6,275	5,388	4,771

Leased property under capital leases, net	$77,760	$43,109	$43,726

On March 1, 2004, the Company received a renewal option to extend the term of the lease on its corporate headquarters facilities. As disclosed in Note 19 to the consolidated financial statements, these facilities are leased from a related party. As a result of the Company’s intent to exercise this renewal option, the Company capitalized the lease as of March 1, 2004. The amount recorded for the capitalization of this lease was $32.4 million.

At the end of June 2004, the Company recorded a capital lease of $4.9 million related to a new operating facility.

The majority of the leased property under capital leases is real estate and is provided by related parties as described in Note 19 to the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

7. Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

In Thousands	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003
Franchise rights	$677,769	$677,769	$677,769
Goodwill	155,487	155,487	155,487

Franchise rights and goodwill	833,256	833,256	833,256
Less: Accumulated amortization	210,535	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721	$622,721

During the third quarter of each year, the Company performs its annual impairment test of franchise rights and goodwill. This impairment test was performed during the third quarter of 2004. As of September 26, 2004, there was no impairment of the carrying value of franchise rights and goodwill.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003	Estimated Useful Lives
Customer lists	$61,102	$61,102	$61,102	3-20 years
Less: Accumulated amortization	54,407	52,051	51,258

Other identifiable intangible assets, net	$6,695	$9,051	$9,844

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003
Accrued marketing costs	$9,345	$8,753	$5,632
Accrued insurance costs	12,066	11,351	13,485
Accrued taxes (other than income taxes)	3,308	1,738	7,617
Employee benefit plan accruals	10,901	9,084	19,720
Accrued income taxes	9,866	842	—
All other accrued expenses	16,351	20,724	6,687

Total	$61,837	$52,492	$53,141

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

Long-term debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003
Lines of Credit	2005	2.22%	Varies	$3,000	$17,600
Term Loan	2004		Varies			$35,000
Term Loan	2005		Varies		85,000	85,000
Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	100,000	100,000	100,000
Debentures	2009	6.38%	Semi-annually	250,000	250,000	250,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Other notes payable	2004 - 2006	5.75%	Varies	78	117	117

				703,078	802,717	820,117
Less: Portion of long-term debt payable within one year				39	78	35,039

Long-term debt				$703,039	$802,639	$785,078

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

The Company has obtained the majority of its long-term financing from the public markets. As of September 26, 2004, $700 million of the Company’s total outstanding debt was financed through publicly offered debentures and senior notes. The remainder of the Company’s debt is provided primarily by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings and monitors counterparty credit ratings on an ongoing basis.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at September 26, 2004, are made available at the discretion of two participating banks and may be withdrawn at any time by such banks. On September 26, 2004, $3.0 million was outstanding under these lines of credit and they bore an interest rate of 2.2%. The Company intends to refinance short-term maturities with currently available lines of credit or repay them from cash flows from operating activities. To the extent that these borrowings under the Company’s lines of credit do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

In December 2002, the Company entered into a three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the participating banks’ discretion. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. On September 26, 2004, there were no amounts outstanding under this facility.

The Company filed an $800 million shelf registration for debt and equity securities in January 1999. The Company currently has up to $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of long-term debt maturities.

The Company’s credit ratings are reviewed by Moody’s and Standard & Poor’s. Changes in the Company’s operating results or financial position could result in a change in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company. There were no changes in these debt ratings from the prior year. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

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

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.3%, 4.9% and 4.8% for its debt and capital lease obligations at September 26, 2004, December 28, 2003 and September 28, 2003, respectively. The Company’s overall weighted average borrowing rate on its debt and capital lease obligations was 5.1% for the first nine months of 2004 compared to 4.9% for the first nine months of 2003.

As of September 26, 2004, approximately 42% of the Company’s debt and capital lease obligations of $784.5 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

During the first nine months of 2004 and 2003, interest expense was reduced due to amortization of the deferred gain on previously terminated interest rate agreements by approximately $1.5 million in each period.

11. Derivative Financial Instruments

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

Derivative financial instruments were summarized as follows:

	Sept. 26, 2004		Dec. 28, 2003		Sept. 28, 2003
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement-floating	$25,000	3.17 years	$25,000	3.92 years	$25,000	4.17 years
Interest rate swap agreement-floating	25,000	3.17 years	25,000	3.92 years	25,000	4.17 years
Interest rate swap agreement-floating	50,000	4.67 years	50,000	5.42 years	50,000	5.67 years
Interest rate swap agreement-floating	50,000	3.17 years	50,000	3.92 years	50,000	4.17 years
Interest rate swap agreement-floating	50,000	4.83 years	50,000	5.58 years	50,000	5.83 years
Interest rate swap agreement-floating	50,000	8.17 years	50,000	8.92 years	50,000	9.17 years

	Dec. 28, 2003			Sept. 28, 2003
In Thousands	Notional Amount	Start Date	Length of Term	Notional Amount	Start Date	Length of Term
Forward interest rate agreement-fixed	$50,000	1/02/03	1 year	$50,000	1/02/03	1 year
Forward interest rate agreement-fixed	50,000	5/01/03	1 year	50,000	5/01/03	1 year
Forward interest rate agreement-fixed	50,000	5/15/03	1 year	50,000	5/15/03	1 year
Forward interest rate agreement-fixed	50,000	5/30/03	1 year	50,000	5/30/03	1 year

The Company entered into four forward interest rate agreements in 2003 which fixed short-term rates on certain components of the Company’s floating rate debt for twelve month periods. All four of the forward interest rate agreements expired in the first half of 2004 and did not have a significant impact on interest expense. There were no outstanding forward interest rate agreements as of September 26, 2004.

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

12. Fair Values of Financial Instruments

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

Letters of Credit

The fair values of the Company’s letters of credit are based on the notional amounts of the instruments.

The carrying amounts and fair values of the Company’s long-term debt, derivative financial instruments and letters of credit were as follows:

	Sept. 26, 2004		Dec. 28, 2003		Sept. 28, 2003
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt	$700,000	$748,860	$700,000	$747,359	$700,000	$746,922
Non-public variable rate long-term debt	3,000	3,000	102,600	102,600	120,000	120,000
Non-public fixed rate long-term debt	78	80	117	120	117	117
Interest rate swap agreements and forward interest rate agreements	(1,194)	(1,194)	1,613	1,613	(1,591)	(1,591)
Letters of credit		14,513		11,888		11,888

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Values of Financial Instruments

The fair values of the interest rate swap agreements and forward rate agreements at September 26, 2004 and September 28, 2003 represent the estimated amounts the Company would have received upon termination of these agreements. The fair values of the interest rate swap agreements and forward interest rate agreements at December 28, 2003 represent the estimated amounts the Company would have paid upon termination of these agreements.

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003
Accruals for executive benefit plans	$59,155	$52,645	$50,085
Other	20,529	21,812	17,007

Total	$79,684	$74,457	$67,092

14. Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member. The amounts guaranteed were $44.7 million, $39.4 million and $39.3 million as of September 26, 2004, December 28, 2003 and September 28, 2003, respectively. The Company has not recorded any liability associated with these guarantees. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fail to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on September 26, 2004 would have been $57.4 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, to adequately mitigate the risk of material loss.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

The provision for income taxes consisted of the following:

	First Nine Months
In Thousands	2004	2003
Current:
Federal	$—	$—
State	371	—

Total current provision	371	—

Deferred:
Federal	11,966	13,650
State	1,867	(7,204)

Total deferred provision	13,833	6,446

Income tax expense	$14,204	$6,446

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	First Nine Months
In Thousands	2004	2003
Statutory expense	$11,805	$11,760
State income taxes, net of federal benefit	1,455	1,476
Valuation allowance change-state NOL carryforwards		(9,714)
Termination of certain Company-owned life insurance policies		1,905
Cash surrender value		593
Meals and entertainment	568	470
Other	376	(44)

Income tax expense	$14,204	$6,446

The Company’s effective income tax rates for the first nine months of 2004 and 2003 were 42.1% and 19.2%, respectively.

During the third quarter of 2003, the Company recorded two adjustments to income tax expense. Based upon an updated assessment of future utilization of state net operating loss carryforwards in conjunction with a reorganization of certain of the Company’s subsidiaries, the Company reduced its valuation allowance related to such carryforwards during the third quarter of 2003. The reduction of the valuation allowance reduced income tax expense by $6.5 million in the third quarter of 2003.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

During the third quarter of 2003, the Company also decided to terminate several Company-owned life insurance policies resulting in a taxable gain and incremental income tax expense of $1.9 million. There was no gain or loss for financial reporting purposes related to the termination of these life insurance policies.

During the second quarter of 2003, the Company recorded a favorable adjustment to its income tax expense of $3.1 million. This adjustment reflected the completion of a state income tax audit.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Company is currently reviewing the provisions of the Act to determine its impact on the Company’s future results of operations, cash flows and financial condition.

16. Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

In Thousands	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
Balance as of December 29, 2002	$—	$(20,621)	$(20,621)
Change in fair market value of cash flow hedges, net of tax	1,725	—	1,725

Balance as of September 28, 2003	$1,725	$(20,621)	$(18,896)

Balance as of December 28, 2003	$(62)	$(23,868)	$(23,930)
Change in fair market value of cash flow hedges, net of tax	62	—	62

Balance as of September 26, 2004	$—	$(23,868)	$(23,868)

A summary of the components of other accumulated comprehensive income (loss) was as follows:

In Thousands	Before-Tax Amount	Income Tax Effect	After-Tax Amount
First nine months 2004
Minimum pension liability adjustment	$(39,615)	$15,747	$(23,868)

Other comprehensive income (loss)	$(39,615)	$15,747	$(23,868)

First nine months 2003
Change in fair market value of cash flow hedges	$2,856	$(1,131)	$1,725
Minimum pension liability adjustment	(34,329)	13,708	(20,621)

Other comprehensive income (loss)	$(31,473)	$12,577	$(18,896)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. Compensation expense, net of tax, related to the restricted stock award was $.8 million in both the first nine months of 2004 and the first nine months of 2003, respectively.

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

As of September 26, 2004, the fair market value of the shares that may be issued in the future (100,000 shares) under this award approximated $5.3 million.

18. Benefit Plans

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

Net periodic pension cost for the indicated periods was as follows:

	Third Quarter		First Nine Months
Thousands	2004	2003	2004	2003
Service cost	$1,477	$1,091	$4,431	$3,273
Interest cost	2,266	2,032	6,798	6,096
Expected return on plan assets	(2,327)	(1,725)	(6,981)	(5,175)
Amortization of prior service cost	5	5	15	15
Recognized net actuarial loss	1,210	1,016	3,630	3,048

Net periodic pension cost	$2,631	$2,419	$7,893	$7,257

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

The Company contributed $19.4 million to its pension plans during the first nine months of 2004. The Company anticipates making total contributions to its pension plans of between $23 million and $24 million in 2004.

The Company provides postretirement benefits for substantially all of its current employees. The Company recognizes the cost of post retirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2004	2003	2004	2003
Service cost	$137	$128	$411	$384
Interest cost	705	790	2,115	2,370
Amortization of unrecognized transitional assets	(6)	(6)	(18)	(18)
Recognized net actuarial loss	207	233	621	699
Amortization of prior service cost	(68)	(68)	(204)	(204)

Net periodic postretirement benefit cost	$975	$1,077	$2,925	$3,231

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of September 26, 2004, The Coca-Cola Company had a 27.4% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2004	2003
Payments by the Company for concentrate, syrup, sweetener and other purchases	$214.2	$217.4
Payments by the Company for customer marketing programs	30.6	38.5
Payments by the Company for cold drink equipment parts	2.9	3.4
Marketing funding support payments to the Company	27.5	40.8
Fountain delivery and equipment repair fees paid to the Company	5.6	5.3
Local media and presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	8.7	8.7

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

Marketing funding support in the first nine months of 2004 included a favorable nonrecurring item of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was recorded in the first quarter of 2004.

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $18.9 million and $18.8 million in the first nine months of 2004 and 2003, respectively. Purchases from CCE under this arrangement were $14.5 million and $15.6 million in the first nine months of 2004 and 2003, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of September 26, 2004, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership to 77.326%. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during the first nine months of 2004 and 2003 totaling $57.9 million and $49.7 million, respectively. The Company received $13.3 million and $13.4 million for management services pursuant to its management agreement with Piedmont for the first nine months of 2004 and 2003, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of September 26, 2004, the Company had loaned $128.1 million to Piedmont. The Company plans to provide for Piedmont’s future financing requirements under these terms. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $6.2 million and $6.3 million in the first nine months of 2004 and 2003, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $130,000 and $150,000 during the first nine months of 2004 and 2003, respectively. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $44.7 million and $37.9 million in the first nine months of 2004 and 2003, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. These guaranteed obligations amounted to $20.7 million as of September 26, 2004.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $81.0 million and $82.4 million in the first nine months of 2004 and 2003, respectively. The Company also manages the operations of SAC pursuant to a management agreement. On June 1, 2004, the Company executed a new management agreement with SAC that extends through May 2014. Management fees earned from SAC were $1.3 million and $.9 million in the first nine months of 2004 and the first nine months of 2003, respectively. The Company has also guaranteed a portion of debt for SAC. These guaranteed obligations amounted to $24.0 million as of September 26, 2004.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

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

20. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2004	2003	2004	2003
Numerator:
Numerator for basic net income per share and diluted net income per share	$6,108	$13,846	$19,526	$27,153

Denominator:
Denominator for basic net income per share and diluted net income per share – weighted average common shares	9,063	9,043	9,063	9,043

Basic net income per share	$.67	$1.53	$2.15	$3.00

Diluted net income per share	$.67	$1.53	$2.15	$3.00

No potentially dilutive shares were outstanding in the periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash, net of effect of acquisitions, were as follows:

	First Nine Months
In Thousands	2004	2003
Accounts receivable, trade, net	$(5,654)	$(4,429)
Accounts receivable, The Coca-Cola Company	10,700	(11,563)
Accounts receivable, other	2,674	12,470
Inventories	(4,436)	(2,508)
Prepaid expenses and other current assets	26,798	(2,533)
Accounts payable, trade	427	1,065
Accounts payable, The Coca-Cola Company	10,976	(3,270)
Other accrued liabilities	(11,398)	1,290
Accrued compensation	(793)	(4,049)
Accrued interest payable	6,392	8,217

(Increase) decrease in current assets less current liabilities	$35,686	$(5,310)

22. New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which supercedes FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and is effective for interim or annual periods beginning after June 15, 2004. The Company and its actuary have evaluated the effects of the Act on its postretirement benefits and have determined the impact will not be material.

In March 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128” (“EITF 03-06”), was published. EITF 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s unaudited financial statements and the accompanying footnotes. M,D&A includes the following sections:

•	Our Business – a general description of the Company’s business and the soft drink industry.

•	Areas of Emphasis – a summary of the Company’s key priorities for 2004 and the next several years.

•	Operations Overview – a summary of key information concerning the financial results for the third quarter and first nine months of fiscal year 2004 and changes from the third quarter and first nine months of fiscal year 2003.

•	Discussion of Critical Accounting Policies and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations which require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Recent Tax Legislation – a discussion of tax legislation recently signed into law.

•	Results of Operations – an analysis of the Company’s results of operations for the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of the third quarter of 2004 compared to fiscal year-end 2003 and the end of the third quarter of 2003.

•	Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

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

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) to distribute and market soft drink products of The Coca-Cola Company and other third party licensors, primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. On March 28, 2003, the Company purchased an additional 22.675% interest in Piedmont from The Coca-Cola Company for $53.5 million.

As of September 26, 2004, the Company’s ownership interest in Piedmont was 77.326% and all significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina, and receives a fee for managing the operations of SAC pursuant to a management agreement. On June 1, 2004, the Company executed a new management agreement with SAC that extends through May 2014 on terms comparable to the previous agreement.

The soft drink industry is highly competitive. The Company’s competitors include several large soft drink manufacturers engaged in the distribution of nationally advertised products, similar companies which market lesser-known soft drinks in limited geographical areas and manufacturers of private brand soft drinks. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown and/or 7-Up products. The Company’s products also compete with, among others, noncarbonated beverages and citrus and noncitrus fruit drinks. During the last two years, volume of total carbonated soft drinks in the soft drink industry has been soft with volume declines in sugared carbonated beverages offset somewhat by volume growth from diet beverages, isotonics and bottled water. Volume in the soft drink industry has also been negatively impacted by less aggressive price promotion by some retailers in the take-home channel.

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

Operating results for the third quarter and the nine months ended September 26, 2004 are not indicative of results that may be expected for the fiscal year ending January 2, 2005 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. In addition, fixed costs, such as depreciation, amortization and interest expense, are not significantly impacted by business seasonality.

Areas of Emphasis

Key priorities for the Company in 2004 and over the next several years include the following:

•	Revenue management

•	Product innovation

•	Distribution cost management

•	Productivity

Revenue Management

Revenue management, which includes managing the combination of pricing to our customers, package and brand management and channel emphasis, has been and continues to be the key driver related to operating income performance. In our business, a 1% change in net pricing is generally equal in impact on gross margin to a 3% change in bottle/can volume.

Product Innovation

As volume growth of carbonated soft drinks in our industry has slowed over the past several years, innovation of both brands and packages has been and will continue to be critical to overall volume growth. The Company successfully introduced diet Coke with Lime, a brand extension of diet Coke in the first quarter of 2004, and also introduced Coca-Cola C2, a mid-calorie cola, in June 2004. The Company was the first Coca-Cola bottler to use Fridge Pack™ packaging several years ago. The Company has also developed specialty packaging for customers in certain channels.

Distribution Cost Management

Distribution cost, which represents the cost of transporting finished goods from Company locations to customer outlets, is the second largest expense category for the Company. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive or pre-sell system. This conversion to a pre-sell system has allowed the Company to more efficiently handle an increasing number of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs. Distribution cost management will continue to be a key area of emphasis for the next several years.

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

Operations Overview

The following overview provides a summary of key information concerning the Company’s financial results for the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003.

	For the Quarter Ended		% Change
In Thousands (Except Per Share Data)	Sept. 26, 2004	Sept. 28, 2003
Net sales	$321,336	$325,637	(1.3)%
Income from operations	23,191	28,557	(18.8)%
Income taxes (2)	4,899	2,865	71.0%
Net income (2)	6,108	13,846	(55.9)%
Basic net income per share (1)(2)	$.67	$1.53	(56.2)%

	For the Nine Months Ended		% Change
In Thousands (Except Per Share Data)	Sept. 26, 2004	Sept. 28, 2003
Net sales	$937,774	$919,002	2.0%
Income from operations (3)	68,996	67,990	1.5%
Income taxes (2)(4)	14,204	6,446	120.4%
Net income (2)(3)(4)	19,526	27,153	(28.1)%
Basic net income per share (1)(2)(3)(4)	$2.15	$3.00	(28.3)%

(1)	The Company does not currently have any stock options or other common stock equivalents that would result in dilution of earnings per share. Accordingly, for the periods presented, basic and fully diluted earnings per share are equivalent.

(2)	The Company’s results for the third quarter of 2003 included a net favorable adjustment to income tax expense of $4.6 million relating to the reduction of its valuation allowance for certain deferred income tax assets, offset partially by incremental tax expense associated with the decision to terminate certain Company-owned life insurance polices.
(3)	Results for the first nine months of 2004 include a one-time unfavorable non-cash adjustment of $1.7 million on a pre-tax basis in the second quarter related to a change in the pricing of concentrate purchased from The Coca-Cola Company and a favorable adjustment in the first quarter of approximately $2 million on a pre-tax basis for certain customer-related marketing programs between the Company and The Coca-Cola Company. Both of these adjustments were reflected in cost of sales and are discussed more fully below.
(4)	Results for the first nine months of 2003 include the net favorable tax expense adjustment described in Note (2) above of $4.6 million as well as a favorable adjustment to income tax expense during the second quarter of 2003 of $3.1 million related to the completion of a state income tax audit.

Net Sales

Net sales decreased by 1.3% and increased by 2.0% during the third quarter and first nine months of 2004 over the same periods of 2003, respectively. The decline in sales from the third quarter of 2003 was due to 3.8% lower bottle/can volume offset partially by an increase in average revenue per case of approximately 2.5% and an increase in contract sales to other Coca-Cola bottlers. Large portions of the Company’s bottling territory experienced unseasonably cool weather in August and several tropical storms during September also contributed to the decline in net sales during the third quarter of 2004. In addition, less aggressive pricing by certain retailers also contributed to the decline in net sales. Growth in net sales for the first nine months of 2004 over the prior year was primarily driven by increases in the Company’s average revenue per case and higher contract sales to other Coca-Cola bottlers.

Cost of Sales

Cost of sales increased by .6% and 2.2% during the third quarter and first nine months of 2004 over the same periods of 2003, respectively, primarily due to higher raw materials costs.

Income from operations for the first nine months of 2004 included favorable nonrecurring items of approximately $2 million, primarily for certain customer-related marketing programs between the Company and The Coca-Cola Company, which were recorded in the first quarter of 2004 as marketing funding support and were reflected as a reduction of cost of sales.

For purchases of concentrate from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support for bottle/can products from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced, resulting in a one-time increase in cost of sales of $1.7 million in the second quarter of 2004.

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they are more closely related to the sale of finished product inventories than to a component of property, plant and equipment. This reclassification had no significant impact on the Company’s financial position or results of operations during the first nine months of 2004. Costs associated with these items have been reflected in cost of sales during the first nine months of 2004. Previously, costs associated with these items were recorded as depreciation expense.

Operating Expenses

S,D&A expenses increased by 1.2% in the third quarter and 3.6% in the first nine months of 2004 compared to the same periods in 2003, respectively. The increase in S,D&A expenses was primarily due to wage increases for the Company’s employees, higher employee benefits costs (including increases in pension expense and health care costs) and higher fuel prices. Depreciation expense for the third quarter of 2004 declined by $1.2 million compared to the same period in the prior year. Depreciation expense for the first nine months of 2004 was $4.1 million lower than the first nine months of 2003. The decline in depreciation expense was due to lower levels of capital spending over the past few years, the closing of several sales distribution centers and lower expense related to the reclassification of certain items from property, plant and equipment to inventories at the beginning of 2004, offset somewhat by depreciation expense related to new capital leases.

On March 1, 2004, the Company received a renewal option to extend the term of the lease on its corporate headquarters facilities. As a result of the Company’s intent to exercise this renewal option, the Company capitalized the lease as of March 1, 2004. The amount recorded for capitalization of this lease was $32.4 million. The lease was previously accounted for as an operating lease. The expense related to this lease was previously recorded as a component of S,D&A expenses. Expense related to this lease was recognized as depreciation and interest during the second and third quarters of 2004. S,D&A expense related to this lease was $.5 million during the first nine months of 2004 compared to $2.1 million during the first nine months of 2003.

Interest expense increased by 4.1% in the third quarter of 2004 compared to the comparable period in 2003 primarily due to new capital lease obligations. Interest expense for the first nine months of 2004 was relatively unchanged from the comparable period in 2003 as lower debt balances were offset by slightly higher interest rates and interest expense related to new capital lease obligations.

Financial Condition

Debt and capital lease obligations were summarized as follows:

In Thousands	Sept. 26, 2004	Dec. 28, 2003	Sept. 28, 2003
Debt and capital lease obligations	$784,518	$848,280	$866,038

The Company continues to focus on reducing financial leverage primarily by repaying its debt and capital lease obligations. As discussed above, the Company capitalized its corporate headquarters lease as of the beginning of March 2004 and entered into another capital lease at the end of the second quarter of 2004. The amount recorded for capitalization of these leases was $37.3 million. Excluding the $37.3 million related to the new capital leases during 2004, debt and capital lease obligations as of September 26, 2004 declined by approximately $101 million from December 28, 2003 and by approximately $119 million from September 28, 2003.

Basis of Presentation

The statement of operations for the quarters and first nine months ended September 26, 2004 and September 28, 2003, the statements of cash flows for the first nine months ended September 26, 2004 and

September 28, 2003 and the consolidated balance sheets as of September 26, 2004, December 28, 2003 and September 28, 2003, include the consolidated operations of the Company and its majority owned subsidiaries including Piedmont. Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.674% for the first nine months of 2004 and second and third quarters of 2003 and 45.34% for the first quarter of 2003.

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

The Company has not made changes in any critical accounting policies during the first nine months of 2004. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

During the third quarter of each year, the Company performs its annual impairment test of franchise rights and goodwill. This impairment test was performed during the third quarter of 2004. As of September 26, 2004, there was no impairment of the carrying value of franchise rights and goodwill.

New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which supersedes FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and is effective for interim or annual periods beginning after June 15, 2004. The Company and it actuary have evaluated the effects of the Act on its postretirement benefits and have determined the impact will not be material.

In March 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128” (“EITF 03-06”), was published. EITF 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.

Recent Tax Legislation

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Act”). The Company is currently reviewing the provisions of the Act to determine its impact on the Company’s future results of operations, cash flows and financial condition.

Results of Operations

Third Quarter 2004 Compared to Third Quarter 2003 and First Nine Months 2004 Compared to First Nine Months 2003

Net Sales

Net sales in the third quarter of 2004 decreased by 1.3% due to a decline in bottle/can volume offset by increases in average revenue per case of approximately 2.5% and increased contract sales to other Coca-Cola bottlers. Large portions of the Company’s bottling territory experienced unseasonably cool weather in August and several tropical storms during September also contributed to the decline in net sales in the third quarter of 2004. The tropical storms during September had a more significant impact on bottle/can volume in the immediate consumption channels. In addition, less aggressive pricing by certain retailers also contributed to the decline in net sales. Net sales in the first nine months of 2004 increased by 2.0% primarily due to increases in average revenue per case of approximately 3% and increased contract sales to other Coca-Cola bottlers. Bottle/can volume was 3.8% and 1.7% lower in the third quarter and first nine months of 2004, respectively. While overall carbonated soft drink volume in the first nine months of 2004 declined by 1.4%, bottle/can volume of the Company’s diet products increased by approximately 6%. The Company’s volume in the take-home channel has been negatively impacted by less aggressive pricing by certain retailers in this channel.

The Company’s noncarbonated beverage portfolio continues to provide strong growth with Dasani growing at approximately 4% and PowerAde growing at approximately 23% for the first nine months of 2004. Noncarbonated beverages, which include bottled water, juices and isotonics, comprised 11.4% of the overall bottle/can volume in the first nine months of 2004 compared to 11.1% in the first nine months of 2003. Product innovation during the first nine months of 2004 also contributed to overall growth in net sales. The Company introduced Coca-Cola C2, a mid-calorie product from The Coca-Cola Company, during June 2004 and diet Coke with Lime during the first quarter of 2004. For the first nine months of 2004, diet Coke with Lime and Coca-Cola C2 represented approximately 2% of the Company’s bottle/can volume. Product and brand innovation will continue to be critical to volume growth in the future.

The Company’s products are sold and distributed through various channels. The channels include selling directly to retail stores and other outlets, such as food markets, institutional accounts and vending machine outlets. During the first nine months of 2004, approximately 69% of the Company’s physical case volume was sold for future consumption. The remaining volume of approximately 31% was sold for immediate consumption. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 13% of the Company’s total bottle/can volume and the second largest customer (Food Lion, LLC) accounted for approximately 10% of the Company’s total bottle/can volume during the first nine months of 2004. All of the Company’s sales are to customers in the United States.

Contract sales to other Coca-Cola bottlers increased by approximately 3% during the first nine months of 2004. Contract sales to other Coca-Cola bottlers were $54.1 million during the first nine months of 2004 compared to $52.5 million during the first nine months of 2003. Sales to other bottlers allow the Company to achieve higher utilization of its production facilities, thus improving overall efficiency of operations.

Gross Margin

Gross margin as a percentage of net sales decreased from 48.4% in the first nine months of 2003 to 48.3% in the first nine months of 2004 primarily as a result of increases in the Company’s cost of sales. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

Cost of Sales

Cost of sales on a per unit basis increased approximately 4% in the third quarter and the first nine months of 2004 compared to the comparable periods of 2003. The increase was primarily due to higher raw material costs. The Company’s cost for aluminum cans increased by approximately 5% during the third quarter as compared to the third quarter of 2003. The cost of aluminum cans is anticipated to increase by approximately 4% in the fourth quarter of 2004 versus the third quarter of 2004. Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw materials, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers. Based upon information currently available, the Company anticipates that its cost for aluminum cans will increase by approximately 4% to 6% in 2005 and the Company’s cost for PET bottles will increase in excess of 6% in 2005. If the Company is unable to increase selling prices, increase bottle / can volume or reduce expenses to offset the anticipated higher raw material costs, income from operations may be impacted in 2005.

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

In 2003, The Coca-Cola Company offered, through a program called Strategic Growth Initiative (“SGI”), an opportunity for the Company to receive marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $2.3 million as a reduction in cost of sales related to SGI during the first nine months of 2003. The Company does not have a SGI program in 2004. However, The Coca-Cola Company offset the impact of the elimination of the SGI program by adjusting the price of concentrate as of January 1, 2004.

For purchases of concentrate from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support for bottle/can products from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced, resulting in a one-time increase in cost of sales of $1.7 million in the second quarter of 2004. Accordingly, the amounts received in cash from The Coca-Cola Company for marketing funding support will decrease significantly in 2004 as compared to the prior year. This change in marketing funding support and the related reduction in concentrate price did not have a significant impact on overall results of operations in the third quarter of 2004.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payment to customers for marketing program payments, was $33.7 million for the first nine months of 2004 versus $46.5 million for the first nine months of 2003 and was recorded as a reduction in cost of sales. As noted above, The Coca-Cola Company changed the method in which the Company receives the majority of its marketing funding support for bottle/can products on May 28, 2004.

Operating Expenses

The increase in S,D&A expenses was primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension and health care plans) and higher fuel costs. Due to lower interest rates used to discount the Company’s pension liability, pension expense is higher by approximately $1 million in fiscal year 2004 as compared to fiscal year 2003. Employee health care related costs increased by 12.8% or $2.4 million from the first nine months of 2003. S,D&A expenses for the second and third quarters of 2004 were also impacted by the capitalization of the Company’s corporate headquarters facilities lease as previously discussed. The capitalization of this lease, beginning in March 2004, reduced S,D&A expenses by $1.6 million as compared to the first nine months of 2003. Fuel costs for the first nine months of 2004 related to the movement of finished goods from sales distribution centers to customer locations increased by 13.4% or $1.0 million over the first nine months of 2003.

The Company has closed three sales distribution centers during the first nine months of 2004 in addition to the four sales distribution centers closed in 2003. The Company believes that these sales distribution center closings along with changes in its methods of distribution will reduce overall costs and improve productivity in the future. The Company will continue to evaluate its distribution system in an effort to improve the process of distributing products to customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $130.7 million and $126.3 million in the first nine months of 2004 and 2003, respectively. Customers do not pay the Company separately for shipping and handling costs.

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

Depreciation Expense

Depreciation expense of $53.1 million for the first nine months of 2004 declined by $4.1 million compared to the first nine months of 2003. The reduction in depreciation expense is related to lower capital spending over the past several years, the closing of several sales distribution centers and lower expense related to the reclassification of certain items from property, plant and equipment to inventories at the beginning of 2004, offset somewhat by depreciation expense related to new capital leases. Ongoing costs related to the items reclassified from property, plant and equipment to inventories are reflected in cost of sales.

The decreases in depreciation expense in the first nine months of 2004 were offset somewhat by amortization of a capital lease for the Company’s Charlotte, North Carolina corporate headquarters buildings as discussed above. The lease obligation was capitalized effective March 1, 2004 as the Company received a renewal option to extend the term of the lease which it expects to exercise. The lease was previously accounted for as an operating lease. The Company anticipates that additions to property, plant and equipment in 2004 will be in the range of $45 million to $55 million and plans to fund such additions through cash flows from operations and its available credit facilities. Additions to property, plant and equipment during 2003 were $57.8 million. The Company is in the process of implementing an upgrade of its Enterprise Resource Planning (ERP) computer software systems. During 2004, the Company capitalized $3.9 million related to the implementation of the new ERP software. The Company began using a portion of the new ERP software and began amortizing the related capitalized software costs during the second quarter of 2004. It is anticipated that the upgrade of our ERP system will be a multi-year effort.

Interest Expense

Interest expense of $10.8 million for the third quarter of 2004 increased by $.4 million compared to the third quarter of 2003 primarily due to new lease obligations. Interest expense for the first nine months of 2004 included $1.3 million related to the capitalization of the Company’s corporate headquarters facilities lease as previously discussed. The Company’s overall weighted average interest rate on debt and capital lease obligations was 5.1% during the first nine months of 2004 compared to 4.9% during the first nine months of 2003.

Debt and capital lease obligations decreased from $848.3 million at December 28, 2003 to $784.5 million at September 26, 2004. As discussed above, the Company capitalized a lease on its corporate headquarters facilities during the first quarter of 2004 which had previously been accounted for as an operating lease and entered into another capital lease related to a new operating facility at the end of the second quarter of 2004. The capitalization of these leases resulted in additional capital lease obligations of $37.3 million. Debt and capital lease obligations at September 26, 2004, December 28, 2003 and September 28, 2003 included $81.4 million, $45.6 million and $45.9 million, respectively, attributable to capital leases.

Minority Interest

The Company recorded minority interest expense of $3.4 million during the first nine months of 2004 compared to $2.7 million during the first nine months of 2003 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2004 was primarily due to higher earnings during the first nine months of 2004 for Piedmont as compared to the same period in 2003.

Income Taxes

The Company’s effective income tax rate for the first nine months of 2004 was 42.1% compared to 19.2% for the first nine months of 2003. During the third quarter of 2003, the Company recorded a net favorable adjustment to income tax expense of $4.6 million. This net adjustment reflected a reduction of its valuation allowance for certain deferred income tax assets resulting from an updated assessment of the future utilization of state net operating loss carryforwards, offset partially by incremental tax expense associated with the decision to terminate certain Company-owned life insurance policies. During the second quarter of 2003, the Company recorded a favorable adjustment to its income tax expense of $3.1 million related to the completion of a state income tax audit. The Company’s income tax expense and effective tax rate for the first nine months of 2003 reflect the effect of the $7.7 million reduction of expense related to these adjustments. The effective income tax rate for the first nine months of 2003 would have been 42.4% excluding the impact of the $7.7 million in adjustments discussed above.

The Company’s effective tax rate for the first nine months 2004 reflects expected fiscal year 2004 earnings. The Company’s effective income tax rate for the remainder of 2004 is dependent upon operating results and may change if the results for the year are different from current expectations.

Financial Condition

Total assets decreased slightly from $1.35 billion at December 28, 2003 to $1.33 billion at September 26, 2004 primarily due to the redemption of Company-owned life insurance policies. The proceeds from this redemption were used to fund the Company’s pension plans and to reduce long-term debt.

Net working capital, defined as current assets less current liabilities, decreased by $55.1 million from December 28, 2003 to September 26, 2004 and increased by $12.1 million from September 28, 2003 to September 26, 2004.

Significant changes in net working capital from December 28, 2003 were as follows:

•	Cash declined by $10.1 million due to the timing of payments on long-term debt.

•	A decrease in accounts receivable from The Coca-Cola Company of $10.7 million due to the timing of customer marketing reimbursements and marketing funding support payments from The Coca-Cola Company.

•	An increase in inventories of $14.8 million. The majority of this increase relates to the reclassification of certain items from property, plant and equipment to inventories of $10.4 million at the beginning of 2004, as previously discussed. The remaining portion of the increase relates to seasonal factors.

•	A decrease in cash surrender value of life insurance of $27.8 million due to the receipt of funds from the redemption of certain Company-owned life insurance policies during 2004. This redemption of life insurance policies had no significant impact on the results of operations for the quarter ended September 26, 2004 or the first nine months of 2004.

•	An increase of $11.0 million in accounts payable to The Coca-Cola Company primarily due to the timing of payments on various marketing programs.

•	An increase of $5.8 million in accrued interest due to the timing of interest payments on the Company’s long-term debt.

Significant changes in net working capital from September 28, 2003 were as follows:

•	Cash declined by $10.4 million due to the timing of payments on long-term debt.

•	A decrease in accounts receivable from The Coca-Cola Company of $17.1 million due to the timing of customer marketing reimbursements from The Coca-Cola Company.

•	An increase in inventories of $10.6 million. The majority of this increase relates to the reclassification of certain items from property, plant and equipment to inventories of $10.4 million at the beginning of 2004 as discussed above.

•	A decrease in the current portion of long-term debt of $35.0 million due to the repayment of debt.

Debt and capital lease obligations were $784.5 million as of September 26, 2004 compared to $848.3 million at December 28, 2003 and $866.0 million at September 28, 2003. Debt and capital lease obligations at September 26, 2004 included $81.4 million of capital lease obligations related to Company facilities as previously discussed.

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

The Company primarily uses cash flow from operations and available debt facilities to meet its cash requirements. As of September 26, 2004, the Company had $125 million available under its revolving credit facility to meet its cash requirements. The Company anticipates that cash provided by operating activities and its credit facilities will be sufficient to meet all of its cash requirements, including debt and capital lease maturities, through 2008.

The Company has obtained the majority of its long-term debt from public markets. As of September 26, 2004, $700 million of the Company’s total outstanding debt was financed through publicly offered debentures and senior notes. The remainder of the Company’s debt is provided primarily by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings and monitors counterparty credit ratings on an ongoing basis. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The Company has made contributions to its pension plans of $19.4 million during the first nine months of 2004. The Company anticipates making total contributions to its pension plans of between $23 million and $24 million in 2004. The majority of the funding for these contributions has been provided from the proceeds of the redemption of certain Company-owned life insurance policies.

Cash Sources and Uses

The primary sources of cash for the Company are cash provided by operating activities and proceeds from the issuance of long-term debt. The primary uses of cash are for capital expenditures, the repayment of long-term debt maturities, acquisitions and dividends.

A summary of activity for the first nine months of 2004 and 2003 follows:

	For the Nine Months Ended
In Millions	Sept. 26, 2004	Sept. 28, 2003
Cash Sources
Cash provided by operating activities	$135.3	$93.2
Proceeds from the issuance of long-term debt	—	100.0
Other	1.9	4.9

Total cash sources	$137.2	$198.1

Cash Uses
Capital expenditures	$38.6	$48.2
Repayment of debt maturities and capital lease obligations	101.1	88.6
Acquisitions (net of cash acquired)	—	52.6
Dividends	6.8	6.8
Other	.8	1.8

Total cash uses	$147.3	$198.0

The Company terminated certain life insurance policies during the third quarter of 2004 and first nine months of 2004, receiving proceeds of approximately $21 million and approximately $29 million, respectively. These proceeds were used to fund the Company’s pension plans and to repay debt and are included as cash provided by operating activities for the nine months ended September 26, 2004 in the preceding table.

Due primarily to net operating loss carryforwards, contributions to its pension plans and accelerated depreciation, the Company did not have any cash income tax payments during 2003. Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will increase significantly from approximately $2 million to $3 million in 2004 to an estimated $10 million to $14 million in 2005.

Investing Activities

Capital expenditures in the first nine months of 2004 were $38.6 million compared to $48.2 million in the first nine months of 2003. The Company anticipates that additions to property, plant and equipment in 2004 will be in the range of $45 million to $55 million and plans to fund such additions through cash flows from operations and its available credit facilities. Additions to property, plant and equipment during 2003 were $57.8 million.

Financing Activities

In December 2002, the Company entered into a three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the discretion of the participating banks. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. On September 26, 2004, there were no amounts outstanding under this facility.

The Company also borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at September 26, 2004, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its $125 million revolving credit facility in the event the lines of credit are not available. The Company had borrowed $3.0 million under its lines of credit as of September 26, 2004. The lines of credit as of September 26, 2004 bore an interest rate of 2.2%.

To the extent that the borrowings under the Company’s lines of credit do not exceed the amount available under the Company’s $125 million revolving credit facility, they are classified as noncurrent liabilities.

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

At September 26, 2004, the Company’s debt ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company. There were no changes in these debt ratings from the prior year. It is the Company’s intent to operate in a manner that will allow it to maintain its investment grade ratings.

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

Off-Balance Sheet Arrangements

There has been no significant change in the Company’s off-balance sheet arrangements since December 28, 2003 other than the increase in purchase obligations related to the Company’s purchases of finished products from SAC and the reduction in operating leases due to the capitalization of the Company’s corporate headquarters lease as previously discussed.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of September 26, 2004:

	Payments Due by Period
In Thousands	Total	Oct. 2004 - Sept. 2005	Oct. 2005 - Sept. 2007	Oct. 2007 - Sept. 2009	After Sept. 2009
Long-term debt	$703,078	$39	$3,039	$450,000	$250,000
Capital lease obligations	81,440	1,797	3,361	3,475	72,807
Purchase obligations (1)	73,500	73,500
Other long-term liabilities (2)	64,353	3,463	6,836	6,746	47,308
Operating leases	12,493	2,961	3,707	2,310	3,515
Long-term contractual arrangements (3)	26,739	5,710	9,304	6,990	4,735

Total contractual obligations	$961,603	$87,470	$26,247	$469,521	$378,365

(1)	Represents the obligation by the Company to purchase finished products from SAC.
(2)	Includes obligations under executive benefit plans and non-compete liabilities.
(3)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations.

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

Interest expense was reduced due to amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by approximately $1.5 million during each of the first nine months of 2004 and the first nine months of 2003, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.3% as of September 26, 2004 compared to 4.9% as of December 28, 2003 and 4.8% as of September 28, 2003. The Company’s overall weighted average interest rate on its debt and capital lease obligations for the first nine months of 2004 increased to 5.1% from 4.9% in the first nine months of 2003. Approximately 42% of the Company’s debt and capital lease obligations of $784.5 million as of September 26, 2004 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

As of September 26, 2004, approximately $330 million of the Company’s debt and capital lease obligations were subject to changes in interest rates. If interest rates increased by 1%, the Company’s interest expense would increase by approximately $3.3 million over the next twelve months. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of September 26, 2004, including the effects of our derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s ability to utilize net operating loss carryforwards;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	anticipated additions to property, plant and equipment;

•	expectations and estimates regarding future income tax payments;

•	the Company’s belief that disposition of certain litigation and claims will not have a material adverse effect;

•	the Company’s expectation of exercising its options to extend certain lease obligations;

•	the effects of the closings of sales distribution centers;

•	the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products;

•	the effects of the upgrade of ERP systems;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to operate in a manner to maintain its investment grade ratings;

•	the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under the agreements;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	the Company’s key priorities for 2004 and the next several years;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of September 26, 2004;

•	the Company’s belief that its costs for aluminum cans will increase by approximately 4% in the fourth quarter of 2004 versus the third quarter of 2004 and increase by approximately 4% to 6% in 2005;

•	the Company’s belief that its costs for PET bottles will increase by more than 6% in 2005; and

•	anticipated contributions to pension plans of between $23 million and $24 million in 2004.

These statements and expectations are based on the currently available competitive, financial and economic data along with the Company’s operating plans and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are:

•	lower than expected selling prices resulting from increased marketplace competition;

•	an inability to meet performance requirements for expected levels of certain marketing funding support payments from The Coca-Cola Company or other beverage companies;

•	changes in how significant customers market or promote our products;

•	reduced advertising and marketing spending by The Coca-Cola Company or other beverage companies;

•	an inability to meet requirements under bottling contracts;

•	the inability of our aluminum can or PET bottle suppliers to meet our sales demand;

•	significant changes from expectations in the cost of raw materials;

•	higher than expected insurance premiums and fuel costs;

•	lower than anticipated returns on pension plan assets;

•	higher than anticipated health care costs;

•	unfavorable interest rate fluctuations;

•	higher than anticipated cash payments for income taxes;

•	unfavorable weather conditions;

•	significant changes in consumer preferences related to carbonated and noncarbonated soft drinks;

•	inability to increase selling prices to offset higher raw material costs;

•	reduced brand and packaging innovation;

•	significant changes in credit ratings impacting the Company’s ability to borrow;

•	terrorist attacks, war or other civil disturbances; and

•	changes in financial markets.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
4.1	The registrant by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its subsidiaries for which consolidated financial statements are required to the filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the registrant and its subsidiaries on a consolidated basis.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 4, 2004	By:	/s/ David V. Singer
David V. Singer
Principal Financial Officer of the Registrant and Executive Vice President and Chief Financial Officer