Form 10-K
period 2005-01-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2005-03-15
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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

Market Value as of June 25, 2004
Common Stock, $l.00 Par Value	$274,350,588
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 3, 2005
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,440,752

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2005 Annual Meeting of Stockholders	Part III, Items 10-14

Part I

Item 1.    Business

Introduction and Recent Developments

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (the “Company”), produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia (“The Coca-Cola Company”). The Company, which was incorporated in 1980, and its predecessors have been in the soft drink manufacturing and distribution business since 1902.

Since 1993, the following transactions have had a significant impact on the Company’s sales, its profitability and its access to production capacity.

•	July 2, 1993—Piedmont Coca-Cola Bottling Partnership (“Piedmont”) was formed. Piedmont is an entity originally owned equally by the Company and The Coca-Cola Company through their respective subsidiaries. Piedmont distributes and markets soft drink products, primarily in parts of North Carolina and South Carolina. The Company sold and contributed certain territories to Piedmont upon formation. The Company currently provides part of the finished product requirements for Piedmont and receives a fee for managing the operations of Piedmont pursuant to a management agreement.

•	June 1, 1994—The Company executed a management agreement with South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. The Company is a member of the cooperative and receives a fee for managing the day-to-day operations of SAC pursuant to the management agreement. The Company’s membership in SAC provides the Company access to significant production capacity.

•	January 2, 2002—The Company purchased an additional 4.7% interest in Piedmont from The Coca-Cola Company for $10.0 million, increasing the Company’s ownership in Piedmont to 54.7%. As a result of the increase in ownership, the results of operations, financial position and cash flows of Piedmont were consolidated with those of the Company beginning in the first quarter of 2002.

•	March 28, 2003—The Company purchased 50% of The Coca-Cola Company’s remaining interest in Piedmont for $53.5 million. This transaction increased the Company’s ownership interest in Piedmont from 54.7% to 77.3%.

These transactions, along with several smaller acquisitions of additional bottling territories, have resulted in the Company becoming the second largest Coca-Cola bottler in the United States. The Company considers opportunities for acquiring additional territories on an ongoing basis. To achieve its goals, further purchases and sales of bottling rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur.

The Coca-Cola Company currently owns 27.3% of the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis. J. Frank Harrison, III, the Company’s Chairman and Chief Executive Officer, is party to a Voting Agreement and Irrevocable Proxy with The Coca-Cola Company pursuant to which, among other things, Mr. Harrison, III has been granted an Irrevocable Proxy for life concerning the shares of Common Stock and Class B Common Stock owned by The Coca-Cola Company. Mr. Harrison, III currently owns or controls approximately 92% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

In its soft drink operations, the Company holds Bottle Contracts and Allied Bottle Contracts under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, Coca-Cola with lime, diet Coke, diet Coke with lemon, diet

Coke with lime, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Vanilla Coke, diet Vanilla Coke, Coca-Cola C2, TAB, Sprite, diet Sprite, Sprite Remix, Mello Yello, diet Mello Yello, Mr. PiBB, sugar free Mr. PiBB, Barq’s Root Beer, diet Barq’s Root Beer, Fresca, Fanta flavors, Seagrams’ products, Minute Maid orange and diet Minute Maid orange.

The Company also distributes and markets under Noncarbonated Beverage Contracts products such as POWERade, Dasani, Minute Maid Adult Refreshments and Minute Maid Juices To Go in certain of its markets. The Company produces and markets Dr Pepper in some of its regions. The Company also distributes and markets various other products, including Sundrop, in one or more of the Company’s regions under agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola bottlers.

The Company’s principal soft drink is Coca-Cola classic. In each of the last three fiscal years, sales of products under the Coca-Cola trademark have accounted for more than half of the Company’s soft drink sales. In total, the products of The Coca-Cola Company accounted for approximately 90%, 91% and 91% of the Company’s sales volume to retail customers during fiscal years 2004, 2003 and 2002, respectively.

Beverage Agreements

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce and market The Coca-Cola Company’s soft drinks in bottles, cans and five gallon pressurized pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages and other trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produces the soft drink known as “Coca-Cola classic” and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company’s right to use in its territories the tradenames and trademarks, such as “Coca-Cola classic” and their associated patents, copyrights, designs and labels, which are owned by The Coca-Cola Company. The Coca-Cola Company has no rights under these contracts to establish the resale prices at which the Company sells its products. The Company has similar arrangements with Dr Pepper/Seven Up, Inc. and other beverage companies.

Bottle Contracts.    The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the “Bottle Contracts”) which provide that the Company will purchase its entire requirements of concentrates and syrups for Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, diet Coke with lemon, diet Coke with lime, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Vanilla Coke, diet Vanilla Coke and Coca-Cola C2 (together, the “Coca-Cola Trademark Beverages”) from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and nonrefillable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company. The Company cannot sell Coca-Cola Trademark Beverages outside of its bottling territories.

The prices The Coca-Cola Company charges for concentrate and syrup under the Bottle Contracts are set by The Coca-Cola Company from time to time. Except as provided in the Supplementary Agreement described below, there are no limitations on prices for concentrate or syrup. Consequently, the prices at which the Company purchases concentrate and syrup in the future under the Bottle Contracts may vary materially from the prices it has paid during the periods covered by the financial information included in this report.

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

The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing. As it has in the past, The Coca-Cola Company may contribute to such expenditures and undertake independent advertising and marketing activities, as well as advertising and sales promotion programs which require mutual cooperation and financial support of the Company. The future levels of marketing funding support and promotional funds provided by The Coca-Cola Company may vary materially from the levels provided during the periods covered by the financial information included in this report.

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

The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include:

1)	the Company’s insolvency, bankruptcy, dissolution, receivership or similar conditions;

2)	the Company’s disposition of any interest in the securities of any bottling subsidiary without the consent of The Coca-Cola Company;

3)	termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company;

4)	any material breach of any obligation arising under the Bottle Contracts (including, failure to make timely payment for any concentrate or syrup or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products) that remains uncured for 120 days after notice by The Coca-Cola Company;

5)	producing, manufacturing, selling or dealing in any product or any concentrate or syrup which might be confused with those of The Coca-Cola Company;

6)	selling any product under any trade dress, trademark or tradename or in any container that is an imitation of a trade dress or container in which The Coca-Cola Company claims a proprietary interest; and

7)	owning any equity interest in or controlling any entity which performs any of the activities described in (5) or (6) above.

In addition, upon termination of the Bottle Contracts for any reason, The Coca-Cola Company, at its discretion, may also terminate any other agreements with the Company regarding the manufacture, packaging, distribution, sale or promotion of soft drinks, including the Allied Bottle Contracts described below.

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

Allied Bottle Contracts.    The Company is a party to other contracts with The Coca-Cola Company (the “Allied Bottle Contracts”) which grant similar exclusive rights to the Company with respect to the distribution of TAB, Sprite, diet Sprite, Sprite Remix, Mello Yello, diet Mello Yello, Mr. PiBB, sugar free Mr. PiBB, Barq’s Root Beer, diet Barq’s Root Beer, Fresca, Fanta flavors, Seagrams’ products, Minute Maid orange and diet Minute Maid orange (the “Allied Beverages”) for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of ten years and is renewable by the Company for an additional ten years at the end of each ten-year period, but is subject to termination in the event of (1) the Company’s insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company’s Bottle Contracts covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contracts that remains uncured for 120 days after notice by The Coca-Cola Company.

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

Post-Mix Rights.    The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups (“post-mix”) of The Coca-Cola Company. Post-mix net sales have been between 5% to 6% of the Company’s net sales in each of the years 2004, 2003 and 2002.

Other Bottling Agreements.    The bottling agreements from most other soft drink franchisers are similar to those described above in that they are renewable at the option of the Company and the franchisers. The price the franchisers may charge for syrup or concentrate is set by the franchisers from time to time. They also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10%, 9% and 9% of the Company’s sales volume to retail customers for 2004, 2003 and 2002, respectively. The territories covered by the Allied Bottle Contracts and by bottling agreements for products of franchisers other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company’s business.

Markets and Production and Distribution Facilities

The Company currently holds bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is approximately 18.5 million.

The Company currently operates in seven principal geographic regions. Certain information regarding each of these markets follows:

1. North Carolina.    This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas. The region has an estimated population of 7.9 million. A production/distribution facility is located in Charlotte and 17 sales distribution facilities are located in the region.

2. South Carolina.    This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has an estimated population of 3.4 million. There are seven sales distribution facilities in the region.

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

5. Middle Tennessee.    This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 2.1 million. A production/distribution facility is located in Nashville and three sales distribution facilities are located in the region.

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

The Company is a member of SAC, a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. On June 1, 1994, the Company executed a management agreement with SAC and receives a fee for managing the day-to-day operations of SAC pursuant to the agreement. On June 1, 2004, the Company executed a new management agreement with SAC that extends through May 2014. The terms of the new management agreement are comparable to the prior agreement. Management fees earned from SAC were $1.6 million, $1.3 million and $1.3 million in 2004, 2003 and 2002, respectively. SAC’s bottling lines supply a portion of the Company’s and Piedmont’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of approximately $75 million of bottle/can products by the Company and Piedmont through May 2014. Purchases from SAC by the Company and Piedmont for finished products were $108 million, $105 million and $110 million in 2004, 2003 and 2002, respectively.

In addition to producing bottled and canned soft drinks for the Company’s bottling territories, each of the Company’s production facilities also produces some products for sale to other Coca-Cola bottlers (“contract sales”). Sales to other bottlers allow the Company to achieve higher utilization of its production facilities. Net sales to Coca-Cola bottlers other than Piedmont have been between 5% to 6% of the Company’s net sales in each of the years 2004, 2003 and 2002.

Raw Materials

In addition to concentrates obtained by the Company from The Coca-Cola Company and other concentrate companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, plastic bottles, cans, closures, other containers and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweeteners, cans, carbon dioxide and plastic bottles, the Company purchases its raw materials from multiple suppliers.

The Company purchases substantially all of its plastic bottles (20-ounce, half liter, 390 ml and 2 liter sizes) from manufacturing plants which are owned and operated by two cooperatives of Coca-Cola bottlers, including the Company.

None of the materials or supplies used by the Company are in short supply, although the supply of specific materials (including plastic bottles, which are formulated using petroleum-based products) could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.

Customers and Marketing

The Company’s soft drink products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2004, approximately 66% of the Company’s sales volume to retail customers was sold for future consumption. The remaining volume of approximately 34% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 13% of the Company’s total sales volume to retail customers and the second largest customer (Food Lion, LLC) accounted for approximately 10% of the Company’s total sales volume to retail customers. Wal-Mart Stores, Inc. accounted for approximately 10% of the Company’s total net sales. All of the Company’s sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the major competitive techniques in the soft drink industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions in the last three years include Coca-Cola C2, diet Coke with lime, diet Coke with lemon, Minute Maid Light, Fanta flavors, Sprite Remix, Vanilla Coke, diet Vanilla Coke and Full Throttle, an energy product from The Coca-Cola Company. New packaging introductions include Fridge Pack™ cans, Fridge Pack™ 12-ounce PET bottles and 390 ml PET bottles. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw materials costs.

The Company sells its soft drink products primarily in nonrefillable bottles and cans, in varying proportions from market to market. There may be as many as 25 different packages for Coca-Cola classic within a single geographic area. Sales volume to retail customers during 2004 was approximately 47% cans, 52% nonrefillable bottles and 1% other containers.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company’s soft drinks. The Coca-Cola Company and Dr Pepper/Seven-Up, Inc. (the “Beverage Companies”) make substantial expenditures on advertising in the Company’s territories. The Company has also benefited from national advertising programs conducted by the Beverage Companies. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company’s soft drink products. Historically, these expenses have been partially offset by marketing funding support which the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding support in the future.

The substantial outlays which the Company makes for marketing and merchandising programs are generally regarded as necessary to maintain or increase sales volume, and any significant curtailment of marketing funding support provided by the Beverage Companies for marketing programs which benefit the Company could have a material effect on the operating and financial results of the Company.

Seasonality

Sales are seasonal, with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demand during these peak periods. Sales volume can be impacted by weather conditions.

Competition

The carbonated soft drink market and the noncarbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label soft drinks in supermarket stores. The carbonated soft drink market comprised approximately 89% of the Company’s bottle/can volume in 2004. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Royal Crown and/or 7-Up products.

The principal methods of competition in the soft drink industry are point-of-sale merchandising, new product introductions, new vending and dispensing equipment, packaging changes, pricing, price promotions, product quality, retail space management, customer service, frequency of distribution and advertising. The Company believes that it is competitive in its territories with respect to these methods of competition.

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

The tax filings of the Company are from time to time subject to audit by taxing authorities in most jurisdictions where the Company conducts business. These audits may result in assessments of additional taxes when they are subsequently resolved with the authorities. Although it is difficult to predict the ultimate outcome of these audits, management believes that the ultimate disposition of these audits will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

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

Employees

As of February 1, 2005, the Company had approximately 5,600 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, was approximately 6,100.

Less than 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining agreements covering less than 6% of the Company’s employees expire during 2005.

Exchange Act Reports and Code of Ethics for Senior Financial Officers

The Company makes available free of charge through its Internet website, www.cokeconsolidated.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Any materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D. C. 20549. Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the Company makes available on its Internet website its Code of Ethics for Senior Financial Officers. The information provided on the Company’s website is not part of this report and is not incorporated herein by reference.

Item 2.    Properties

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 49 sales distribution centers. The Company owns two production/distribution facilities and 45 sales distribution centers, and leases its corporate headquarters, two other production/distribution facilities and four sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party for a ten-year term expiring December 2008. Total rental payments for these facilities were $2.9 million in 2004.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party for a ten-year term expiring in December 2010. Rental payments under this lease totaled $2.8 million in 2004.

The Company also leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2009. Rent expense under this lease totaled $.4 million in 2004.

The Company’s other real estate leases are not material.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production centers as of February 1, 2005 is indicated below:

Production Facilities

Location	Percentage Utilization *
Charlotte, North Carolina	72%
Mobile, Alabama	53%
Nashville, Tennessee	56%
Roanoke, Virginia	66%

*	Estimated 2005 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company also has access to production capacity from SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. During 2004, the Company closed three sales distribution facilities, incorporating their operations into other existing sales distribution facilities. The number of sales distribution facilities by market area as of February 1, 2005 was as follows:

Sales Distribution Facilities

Region	Number of Facilities
North Carolina	17
South Carolina	7
South Alabama	4
South Georgia	5
Middle Tennessee	3
Western Virginia	5
West Virginia	8

Total	49

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 4,000 vehicles in the sale and distribution of its soft drink products, of which approximately 1,500 are route delivery trucks. In addition, the Company owns approximately 222,000 soft drink dispensing and vending machines for the sale of its products in its bottling territories.

Item 3.    Legal Proceedings

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these claims and legal proceedings, management believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 2, 2005.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of names and ages of all the executive officers of the Company indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 50, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President of the Company. Mr. Harrison, III is a Director of Wachovia Bank & Trust Co., N.A., Southern Region Board. He is Chairman of the Finance Committee and Chairman of the Executive Committee.

WILLIAM B. ELMORE, age 49, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain beginning in July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996. Mr. Elmore is a member of the Executive Committee and Chairman of the Retirement Benefits Committee.

ROBERT D. PETTUS, JR., age 60, is Vice Chairman of the Board of Directors, a position to which he was appointed in August 2004. Mr. Pettus was Executive Vice President and Assistant to the Chairman from January 1997 to July 2004. Prior to that, he was Vice President, Human Resources, a position he held from September 1984 to December 1996.

DAVID V. SINGER, age 49, is Executive Vice President and Chief Financial Officer, a position to which he was appointed in January 2001. He was previously Vice President and Chief Financial Officer, a position he had held since October 1987.

HENRY W. FLINT, age 50, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

CLIFFORD M. DEAL, III, age 43, is Vice President, Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 49, is Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

RONALD J. HAMMOND, age 49, is Senior Vice President, Operations, a position he was appointed to in January 2001. Prior to that he was Vice President, Manufacturing, a position he had held since September 1999. Before joining the Company, he was Vice President, Operations, Asia Pacific at Pepsi-Cola International, where he had been an employee since 1981.

KEVIN A. HENRY, age 37, is Senior Vice President, Human Resources, a position he has held since February 2001. Prior to joining the Company he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that he was Director, Human Resources, at Office Depot Inc. beginning in December 1994.

UMESH M. KASBEKAR, age 47, is Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

C. RAY MAYHALL, JR., age 57, is Senior Vice President, Sales, a position he was appointed to in September 2001. Prior to that he was Vice President, Distribution and Technical Services, a position he was appointed to in December 1999. Prior to that he was Regional Vice President, Sales, a position he had held since November 1992.

LAUREN C. STEELE, age 50, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

STEVEN D. WESTPHAL, age 50, is Vice President and Controller of the Company, a position he has held since November 1987.

JOLANTA T. ZWIREK, age 49, is Senior Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was Vice President and Chief Technology Officer for Bank One during a portion of 1999. Prior to that, she was a Senior Director in the Information Services organization at McDonald’s Corporation, where she was an employee since 1984.

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

	Fiscal Year
	2004		2003
	High	Low	High	Low
First quarter	$55.55	$50.00	$70.45	$46.80
Second quarter	59.15	51.05	66.80	48.55
Third quarter	59.00	51.25	58.92	49.25
Fourth quarter	57.86	52.00	55.85	49.75

The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 2003 and 2004.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 3, 2005, was 3,670 and 15, respectively.

On February 23, 2005, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company’s stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

Item 6.    Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended January 2, 2005. The data for the five years ended January 2, 2005 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Introduction and Recent Developments” section in Item 1 hereof.

Selected Financial Data*

	Fiscal Year**
In Thousands (Except Per Share Data)	2004	2003	2002***	2001	2000****
Summary of Operations
Net sales	$1,256,482	$1,210,765	$1,198,335	$958,859	$938,684

Cost of sales, excluding depreciation expense	656,272	626,598	620,076	514,567	490,545
Selling, delivery and administrative expenses, excluding depreciation expense	441,946	421,306	406,206	305,897	311,258
Depreciation expense	70,798	76,485	76,075	66,134	64,751
Provision for impairment of property, plant and equipment				947	3,066
Amortization of intangibles	3,117	3,105	2,796	15,296	14,712

Total costs and expenses	1,172,133	1,127,494	1,105,153	902,841	884,332

Income from operations	84,349	83,271	93,182	56,018	54,352
Interest expense	43,983	41,914	49,120	44,322	53,346
Gain on sale of bottling territory					8,829
Minority interest	3,816	3,297	5,992

Income before income taxes	36,550	38,060	38,070	11,696	9,835
Income taxes	14,702	7,357	15,247	2,226	3,541

Net income	$21,848	$30,703	$22,823	$9,470	$6,294

Basic net income per share	$2.41	$3.40	$2.58	$1.08	$.72

Diluted net income per share	$2.41	$3.40	$2.56	$1.07	$.71

Cash dividends per share:
Common	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding	9,063	9,043	8,861	8,753	8,733
Weighted average number of common shares outstanding—assuming dilution	9,063	9,043	8,921	8,821	8,822
Year-End Financial Position
Total assets	$1,314,063	$1,349,920	$1,353,525	$1,064,459	$1,062,097

Portion of long-term debt payable within one year	8,000	78	31	56,708	9,904

Current portion of obligations under capital leases	1,826	1,337	1,120	1,364	3,325

Obligations under capital leases	79,202	44,226	44,906	1,060	1,774

Long-term debt	700,039	802,639	807,725	620,156	682,246

Stockholders’ equity	64,439	52,472	32,867	17,081	28,412

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.
**	All years presented are 52-week years except 2004 which is a 53-week year.
***	On January 2, 2002, the Company purchased an additional interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to more than 50%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method for 2001 and prior years. In addition, the Company adopted the provisions of SFAS No. 142 at the beginning of 2002, which resulted in goodwill and intangible assets with indefinite useful lives no longer being amortized.
****	In September 2000, the Company sold a bottling territory which represented approximately 3% of the Company’s 2000 sales volume.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business—a general description of the Company’s business and the soft drink industry.

•	Areas of Emphasis—a summary of the Company’s key priorities for 2004 and the next several years.

•	Overview of Operations and Financial Condition—a summary of key information and trends concerning the financial results for the fiscal year 2004 and changes from fiscal year 2002.

•	Discussion of Critical Accounting Policies and New Accounting Pronouncements—a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations—an analysis of the Company’s results of operations for the three years presented in the consolidated financial statements.

•	Financial Condition—an analysis of the Company’s financial condition as of the end of the last two years as presented in the consolidated financial statements.

•	Liquidity and Capital Resources—an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

The fiscal years presented are the 53-week period ended January 2, 2005 and the 52-week periods ended December 28, 2003 and December 29, 2002. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated statements of operations and consolidated statements of cash flows for the fiscal years 2004, 2003 and 2002 and the consolidated balance sheets at January 2, 2005 and December 28, 2003 include the consolidated operations of the Company and its majority owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all of 2004 and the last three quarters of 2003 and 45.3% for the first quarter of 2003 and for all of 2002. Due to the increase in the Company’s ownership in Piedmont resulting from the additional interest purchased on January 2, 2002, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002.

OUR BUSINESS

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. The Company had net sales of approximately $1.3 billion in 2004.

The carbonated soft drink market and the noncarbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label soft drinks in supermarket stores. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Royal Crown and/or 7-Up products. During the last two years, volume of total carbonated soft drinks in the soft drink industry has been soft with volume declines in sugar carbonated beverages offset somewhat by volume growth from diet carbonated beverages, isotonics and bottled water. Volume in the soft drink industry has also been negatively impacted by less aggressive price promotion by some retailers in the supermarket channel.

The Company’s bottle/can volume by product category as a percentage of total bottle/can volume was as follows:

	Fiscal Year
Product Category	2004	2003	2002
Sugar carbonated soft drinks	61.5%	63.5%	66.2%
Diet carbonated soft drinks	27.6%	25.8%	23.6%

Total carbonated soft drinks	89.1%	89.3%	89.8%

Bottled water	5.6%	5.4%	5.2%
Isotonics	2.1%	1.7%	1.4%
Other noncarbonated	3.2%	3.6%	3.6%

Total noncarbonated	10.9%	10.7%	10.2%

Total	100.0%	100.0%	100.0%

AREAS OF EMPHASIS

Key priorities for the Company during 2004 and over the next several years include the following:

•	Revenue management;

•	Product innovation;

•	Distribution cost management; and

•	Productivity.

Revenue Management

Revenue management includes striking the appropriate balance between generating growth in volume, gross margin and market share. It requires a strategy which reflects consideration for pricing of brands and packages within channels, as well as highly effective working relationships with customers and a fact-based decision-making discipline. Revenue management has been and continues to be a key driver which has significant impact on the Company’s operating income performance.

Product Innovation

As volume growth of carbonated soft drinks in our industry has slowed over the past several years, innovation of both brands and packages has been and will continue to be critical to the Company’s overall volume. The Company successfully introduced diet Coke with lime, a brand extension of diet Coke, in the first quarter of 2004 and introduced Coca-Cola C2, a mid-calorie cola, in June 2004. The Company was the first Coca-Cola bottler to use Fridge Pack™ packaging several years ago. In addition, the Company has also developed specialty packaging for customers in certain channels over the past several years. The Company anticipates additional product innovation in 2005.

Distribution Cost Management

Distribution cost, which represents the cost of transporting finished goods from Company locations to customer outlets, is the second largest expense category for the Company. Total distribution costs amounted to $176.3 million, $168.1 million and $165.8 million in 2004, 2003 and 2002, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive or pre-sell system. This conversion to a pre-sell system has allowed the Company to more efficiently handle an increasing number of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs. Distribution cost management will continue to be a key area of emphasis for the Company for the next several years.

Productivity

To achieve improvements in operating performance over the long-term, the Company’s gross margin must grow faster than the growth in selling, delivery and administrative (“S,D&A”) expenses. A key driver in the Company’s S,D&A expense management relates to ongoing improvements in labor productivity and asset productivity. The Company continues to focus on its supply chain and distribution functions for opportunities to improve productivity.

OVERVIEW OF OPERATIONS AND FINANCIAL CONDITION

The following overview provides a summary of key information concerning the Company’s financial results for 2004 compared to 2003 and 2002. Results for 2004 include a 53rd week as previously discussed. As such, comparisons of operating results for 2004 are affected by the benefit of four additional selling days compared to 2003 and 2002.

	Fiscal Year
	2004	2003	2002
In Thousands (Except Per Share Data)
Net sales	$1,256,482	$1,210,765	$1,198,335
Gross margin	600,210	584,167	578,259
Income from operations	84,349	83,271	93,182
Interest expense	43,983	41,914	49,120
Income taxes (1)	14,702	7,357	15,247
Net income (1)(2)	21,848	30,703	22,823
Basic net income per share (1)(2)	$2.41	$3.40	$2.58

(1)	The Company’s results for 2003 included net favorable adjustments to income tax expense of $8.6 million relating to the favorable settlement of a state income tax audit and the reduction of its valuation allowance for certain deferred income tax assets, offset partially by incremental tax expense associated with the decision to terminate certain Company-owned life insurance policies.
(2)	The Company does not currently have any stock options or other common stock equivalents that would result in dilution of earnings per share. For 2004 and 2003, basic and fully diluted earnings per share were equivalent. Fully diluted earnings per share for 2002 were $2.56.

The Company’s net sales grew approximately 5% from 2002 to 2004. The net sales increase was primarily due to an increase in average revenue per unit of approximately 6% offset by a 2% decrease in bottle/can volume. The decrease in bottle/can volume was primarily due to:

•	Soft volume in the soft drink industry and volume declines in sugar carbonated soft drinks partially offset by volume growth from diet carbonated soft drinks, isotonics and bottled water.

•	Less aggressive price promotion by some retailers in the supermarket channel.

•	The favorable impact on volume in 2002 from significant product innovation, such as Vanilla Coke and Fanta flavors.

•	Unfavorable weather conditions in portions of the Company’s territories in 2004 and 2003.

The Company expects that the soft demand for sugar carbonated soft drinks will continue. The Company anticipates that growth in overall bottle/can volume will be primarily dependent upon continued growth in diet products, isotonics and bottled water as well as the introduction of new brands and packages.

Gross margin increased approximately 4% in 2004 compared to 2002 due to higher net sales. However, the Company’s gross margin percentage declined slightly due to higher raw material costs and higher expense related to the reclassification of certain items from property, plant and equipment to inventories at the beginning of 2004. The Company expects its raw material packaging costs to increase significantly in 2005. The Company believes it can increase selling prices to offset its increased costs in 2005. However, if the Company is unable to increase selling prices, increase bottle/can volume or reduce expenses to offset the anticipated higher raw material costs, income from operations may be negatively impacted in 2005.

Income from operations decreased approximately 9% in 2004 compared to 2002. The decrease was due to higher S,D&A expenses offset somewhat by higher gross margin and lower depreciation expense. S,D&A expenses have increased approximately 9% from 2002 to 2004. The increase in S,D&A expenses was primarily attributable to increases in employee compensation, employee benefit plan costs, property and casualty insurance costs and higher fuel costs. The Company has taken steps to moderate S,D&A cost increases in 2005. Depreciation expense has decreased approximately 7% from 2002 to 2004. The decrease in depreciation expense has been primarily due to lower levels of capital spending over the past several years, the closing of several sales distribution centers and lower expense related to the reclassification of certain items from property, plant and equipment to inventories at the beginning of 2004, offset partially by increased amortization of assets under capital leases.

Interest expense has decreased approximately 10% from 2002 to 2004. The decrease reflects the Company’s focus on reducing financial leverage by repaying its debt and capital lease obligations. However, the impact of future debt repayment may be mitigated by increases in interest rates.

Debt and capital lease obligations are summarized as follows:

	Jan. 2, 2005	Dec. 28, 2003	Dec. 29, 2002
In Thousands
Debt	$708,039	$802,717	$807,756
Capital lease obligations	81,028	45,563	46,026

Total debt and capital lease obligations	$789,067	$848,280	$853,782

The Company capitalized its corporate headquarters lease as of the beginning of March 2004 and entered into another capital lease at the end of the second quarter of 2004. The amount recorded for capitalization of these leases in 2004 was $37.3 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has not made changes in any critical accounting policies during 2004. Any significant changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

The Company’s review of potential bad debts considers the specific industry a particular customer operates in, such as supermarket retailers, convenience stores and mass merchandise retailers, and the general economic conditions that currently exist in that specific industry. The Company then considers the effects of concentration of credit risk in a specific industry and for specific customers within that industry.

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

Impairment Testing of Franchise Rights and Goodwill

The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test in the third quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions.

For the annual impairment analysis of franchise rights, the fair value for the Company’s acquired franchise rights is estimated using a multi-period excess earnings approach. This approach involves projecting future earnings, discounting those estimated earnings using an appropriate discount rate and subtracting a contributory charge for net working capital; property, plant and equipment; assembled workforce and customer relationships to arrive at excess earnings attributable to franchise rights. The present value of the excess earnings attributable to franchise rights is their estimated fair value and is compared to the carrying value on an aggregate basis. Based on this analysis, there was no impairment of the Company’s recorded franchise rights in 2004. The projection of earnings includes a number of assumptions such as projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the excess earnings attributable to franchise rights could materially impact the fair value estimate.

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

The estimated fair value of the enterprise is then compared to the Company’s carrying amount including goodwill. If the estimated fair value of the Company exceeds its carrying amount, goodwill will be considered not to be impaired and the second step of the SFAS No. 142 impairment test will not be necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test will be performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2004. The discounted cash flow analysis includes a number of assumptions such as projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimate of the enterprise.

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

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees and certain union employees who meet eligibility requirements. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover, age at retirement and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. In 2004, the discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans decreased to 6.00% from 6.25% in 2003 due to declining interest rates for long-term corporate bonds, which serve as the benchmark for determination of the discount rate. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date.

A .25% increase or decrease in the discount rate assumption at the beginning of 2004 would have impacted the projected benefit obligation and net periodic pension cost as follows:

In Thousands	.25% Increase	.25% Decrease
Impact on:
Projected benefit obligation at January 2, 2005	$(7,409)	$7,902
Net periodic pension cost in 2004	(1,033)	1,097

The weighted average expected long-term rate of return of plan assets was 8% for 2004 and 2003 and 9% for 2002. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments.

The Company sponsors a postretirement health care plan for employees meeting specified qualifying criteria. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the net periodic postretirement benefit cost and postretirement benefit obligation for this plan. These factors include assumptions about the discount rate and the expected growth rate for the cost of health care benefits. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the projected liability under this plan. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. The Company does not pre-fund its postretirement benefits and has the right to modify or terminate certain of these benefits in the future.

The discount rate assumption, the annual health care cost trend and the ultimate trend rate for health care costs are key estimates which can have a significant impact on the net periodic postretirement benefit cost and postretirement obligation in future periods. The Company annually determines the health care cost trend based on recent actual medical trend experience and projected experience for the following years.

A .25% increase or decrease in the discount rate assumption at the beginning of 2004 would have impacted the projected benefit obligation and net periodic postretirement benefit cost as follows:

In Thousands	.25% Increase	.25% Decrease
Impact on:
Postretirement benefit obligation at January 2, 2005	$(1,783)	$1,884
Net periodic postretirement benefit cost in 2004	(148)	157

A 1% increase or decrease in the annual health care cost trend for 2004 would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:

In Thousands	1% Increase	1% Decrease
Impact on:
Postretirement benefit obligation at January 2, 2005	$7,678	$(6,640)
Net periodic postretirement benefit cost in 2004	631	(545)

New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which became effective in 2004. The adoption of this Staff Position did not have an impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance and is effective for fiscal periods beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The Company estimates that the deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 will have a modest benefit on future income taxes.

RESULTS OF OPERATIONS

2004 Compared to 2003

Net Income

The Company reported net income of $21.8 million or $2.41 per basic share for 2004 compared with net income of $30.7 million or $3.40 per share for 2003. The most significant difference between 2004 and 2003 was an increase in the Company’s effective income tax rate from 19% in 2003 to 40% in 2004.

Net Sales

The Company’s net sales increased approximately 4% in 2004 compared to 2003. This increase in net sales reflected approximately 3% growth in average revenue per case on flat bottle/can volume. The Company’s 2004 results of operations included four additional selling days in 2004 compared to 2003. The Company’s contract net sales and post-mix net sales increased to $73.8 million and $69.9 million in 2004 compared to $69.2 million and $65.5 million in 2003, respectively. Some of the factors contributing to the flat bottle/can volume in 2004 are discussed below:

•	Volume of carbonated soft drinks in the soft drink industry has been soft with volume declines in sugar carbonated soft drinks offset somewhat by volume growth from diet carbonated soft drinks, isotonics and bottled water.

•	Some of the Company’s largest customers are chain supermarkets. During 2004, certain chain supermarket customers were less aggressive in their promotion of the Company’s products resulting in volume declines for those customers. The Company’s volume in the supermarket channel has been negatively impacted by less aggressive pricing by certain retailers in this channel over the past two years.

•	Large portions of the Company’s bottling territory experienced unseasonably cool weather in August and several tropical storms during September which contributed to the decline in net sales during the third quarter of 2004. The tropical storms during September had a more significant impact on the bottle/can volume in immediate consumption channels.

While overall carbonated bottle/can volume in 2004 was relatively flat compared to 2003, bottle/can volume of the Company’s carbonated diet products increased by approximately 7%.

For the Company’s noncarbonated beverage portfolio, which includes bottled water, juices and isotonics, bottle/can volume increased by approximately 2% in 2004. Bottle/can volume increases in 2004 for Dasani of approximately 5% and for POWERade of approximately 23% were partially offset by a decrease in other noncarbonated products. Noncarbonated beverages comprised 10.9% of the overall bottle/can volume in 2004 compared to 10.7% in 2003.

Product innovation during 2004 also impacted net sales. The Company introduced Coca-Cola C2, a mid-calorie product from The Coca-Cola Company, during June 2004 and diet Coke with lime during the first quarter of 2004. Diet Coke with lime and Coca-Cola C2 represented approximately 2% of the Company’s bottle/can volume during 2004. Product innovation will continue to be critical to the Company’s overall bottle/can volume in the future.

The Company’s products are sold and distributed through various channels. The channels include selling directly to retail stores and other outlets, such as food markets, institutional accounts and vending machine outlets. During 2004, approximately 66% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 34% was sold for immediate consumption. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 13% of the Company’s total bottle/can volume and the second largest customer (Food Lion, LLC) accounted for approximately 10% of the Company’s total bottle/can volume during 2004. Wal-Mart Stores, Inc. accounted for approximately 10% of the Company’s total net sales. All of the Company’s sales are to customers in the United States.

Gross Margin

Gross margin as a percentage of net sales decreased from 48.2% in 2003 to 47.8% in 2004 primarily as a result of increases in the Company’s cost of sales. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

Cost of Sales

Cost of sales on a per unit basis increased approximately 4% in 2004 compared to 2003. The increase was primarily due to higher raw material costs and higher expense related to the reclassification of certain items from property, plant and equipment to inventories at the beginning of 2004. Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw materials, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers. Based upon information currently available, the Company anticipates that cost of sales on a per unit basis will increase 4% to 5% in 2005 primarily due to higher packaging costs, especially PET bottles. If the Company is unable to increase selling prices, increase bottle/can volume or reduce expenses to offset the anticipated higher raw material costs, income from operations may be impacted in 2005.

In 2003, The Coca-Cola Company offered, through a program called Strategic Growth Initiative (“SGI”), an opportunity for the Company to receive marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $3.2 million as a reduction in cost of sales related to SGI during 2003. The SGI program was eliminated in 2004; however, The Coca-Cola Company offset the impact of the elimination of the SGI program by adjusting the price of concentrate as of January 1, 2004.

On May 28, 2004, The Coca-Cola Company changed its method of delivering marketing funding support to the Company for bottle/can products. Subsequent to May 28, 2004, the majority of the Company’s marketing funding support for bottle/can products from The Coca-Cola Company was delivered as an offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced, resulting in a one-time increase in cost of sales of $1.7 million in the second quarter of 2004. As a result of this change in pricing, the amounts received in cash from The Coca-Cola Company for marketing funding support decreased significantly in 2004 as compared to the prior year as discussed below. Cost of sales for 2004 included favorable nonrecurring items of approximately $2 million, primarily for certain customer-related marketing programs between the Company and The Coca-Cola Company, which were recorded in the first quarter of 2004 as marketing funding support and were reflected as a reduction of cost of sales.

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they are more closely related to the sale of finished product inventories than to a component of property, plant and equipment. This reclassification had no significant impact on the Company’s overall financial position or results of operations during 2004. Costs associated with these items have been reflected in cost of sales during 2004. Previously, costs associated with these items were recorded as depreciation expense.

During 2003, the Company and all other Coca-Cola bottlers in the United States formed Coca-Cola Bottling Sales and Services Company, LLC (“CCBSS”) for the purpose of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company. CCBSS is responsible for negotiating contracts for most of the significant raw materials purchased by the Company. The Company anticipates that in future years CCBSS will increase purchasing efficiency for Coca-Cola bottlers and help reduce future increases in cost of sales and other operating expenses.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2005, it is not obligated to do so under the Company’s Bottle Contracts. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payment to customers for marketing program payments, was

$39.9 million for 2004 versus $60.7 million for 2003 and was recorded as a reduction in cost of sales. As noted above, The Coca-Cola Company changed the method in which the Company receives the majority of its marketing funding support for bottle/can products on May 28, 2004.

Operating Expenses

S,D&A expenses increased by approximately 5% in 2004 compared to 2003. The increase in S,D&A expenses was primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension and health care plans) and higher fuel costs. Pension expense was higher by approximately $1 million in 2004 as compared to 2003, primarily due to lower interest rates used to discount the Company’s pension liability. Based upon interest rates at the measurement date on November 30, 2004, the Company anticipates that pension expense will further increase by approximately $1 million in 2005. Employee health care related costs increased by $2.1 million in 2004 over 2003. S,D&A expenses for the last three quarters of 2004 were also impacted by the capitalization of the Company’s corporate headquarters facilities lease. The lease obligation was capitalized effective March 1, 2004 as the Company received a renewal option to extend the term of the lease which it expects to exercise. The lease was previously accounted for as an operating lease. The capitalization of this lease reduced S,D&A expenses by $2.3 million in 2004 as compared to 2003. Fuel costs for 2004 related to the movement of finished goods from sales distribution centers to customer locations increased by approximately 18% or $2.0 million over 2003. Fuel costs increased primarily due to both higher usage and higher rates for fuel.

Over the last three years, the Company has converted significantly all of its distribution system from a conventional sales method to a pre-sell method in which sales personnel either visit or call a customer to determine the customer’s requirements for their order. This pre-sell method has enabled the Company to add a significant number of new product and package combinations and provides the capacity to add additional product offerings in the future. The Company closed three sales distribution centers during 2004 in addition to four sales distribution centers closed in 2003. The Company believes that these sales distribution center closings along with changes in its methods of distribution will reduce overall costs and improve productivity in the future. The Company will continue to evaluate its distribution system in an effort to improve the process of distributing products to customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $176.3 million and $168.1 million in 2004 and 2003, respectively. Customers do not pay the Company separately for shipping and handling costs.

The S,D&A expenses line item includes the following: sales management labor costs, costs of distribution from sales distribution centers to customer locations, sales distribution center warehouse costs, point-of-sale expenses, advertising expenses, vending equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management costs.

Depreciation Expense

Depreciation expense of $70.8 million for 2004 declined by $5.7 million compared to 2003. The reduction in depreciation expense is related to lower capital spending over the past several years, the closing of several sales distribution centers and lower expense related to the reclassification of certain items from property, plant and equipment to inventories at the beginning of 2004, offset partially by amortization expense related to new capital leases. Ongoing costs related to the items reclassified from property, plant and equipment to inventories are reflected in cost of sales. The decrease in depreciation expense in 2004 was offset partially by the amortization of a capital lease for the Company’s Charlotte, North Carolina corporate headquarters buildings of $1.1 million in 2004 as discussed above.

Capital expenditures in 2004 amounted to $52.9 million compared to $57.8 million in 2003. The Company anticipates that additions to property, plant and equipment in 2005 will be in the range of $45 million to

$55 million and plans to fund such additions through cash flows from operations and its available credit facilities. The Company is in the process of implementing an upgrade of its Enterprise Resource Planning (ERP) computer software system. During 2004, the Company capitalized $3.1 million related to the implementation of the new ERP software. The Company began using a portion of the new ERP software and began amortizing the related capitalized software costs during the second quarter of 2004. It is anticipated that the upgrade of our ERP system will be a multi-year effort and will require additional capital investment.

Interest Expense

Interest expense for 2004 of $44.0 million increased by $2.1 million or approximately 5% from $41.9 million in 2003 primarily due to new capital lease obligations, higher interest rates on the Company’s floating rate debt and a $1.2 million interest accrual during the fourth quarter of 2004 related to a state income tax audit. The impact of the increase in interest expense was offset partially by lower debt balances. Interest expense for 2004 included $1.9 million related to the capitalization of the Company’s corporate headquarters facilities lease as previously discussed. The Company’s overall weighted average interest rate increased from an average of 4.9% during 2003 to an average of 5.4% during 2004.

Debt and capital lease obligations decreased from $848.3 million at December 28, 2003 to $789.1 million at January 2, 2005. As discussed above, the Company capitalized a lease on its corporate headquarters facilities during the first quarter of 2004 which had previously been accounted for as an operating lease and entered into another capital lease related to a new facility at the end of the second quarter of 2004. The capitalization of these leases resulted in additional capital lease obligations of $37.3 million. Debt and capital lease obligations at January 2, 2005 and December 28, 2003 includes $81.0 million and $45.6 million, respectively, attributable to capital leases.

Minority Interest

The Company recorded minority interest expense of $3.8 million in 2004 compared to $3.3 million in 2003 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2004 was due to improvements in operating results at Piedmont.

Income Taxes

The Company’s effective income tax rates for 2004 and 2003 were approximately 40% and 19%, respectively. The effective income tax rate of 19% in 2003 was due to net favorable adjustments of $8.6 million during the year as follows:

•	During the second quarter of 2003, the Company reduced its valuation allowance upon the completion of a state income tax audit which resulted in a favorable adjustment to income tax expense of $3.1 million.

•	During the third quarter of 2003, in conjunction with a reorganization of certain of the Company’s subsidiaries and a corresponding assessment of the Company’s ability to utilize certain state net operating loss carryforwards, the Company reduced its valuation allowance related to such carryforwards. This reduction in the valuation allowance reduced income tax expense by $6.5 million.

•	An income tax benefit of approximately $1.6 million was recorded in the fourth quarter of 2003 related to the return of certain insurance premiums primarily in conjunction with the elimination of a split-dollar life insurance program for officers of the Company.

•	The Company decided to terminate certain Company-owned life insurance policies and recorded additional income tax expense of $2.6 million in the third and fourth quarters of 2003 related to the taxable value of these policies.

2003 Compared to 2002

Net Income

The Company reported net income of $30.7 million or $3.40 per basic share for 2003 compared with net income of $22.8 million or $2.58 per basic share for 2002. The most significant differences between the Company’s 2003 and 2002 results of operations were decreases in 2003 in income from operations, interest expense, minority interest and income tax expense. The Company had an effective income tax rate in 2003 of 19% compared to an effective rate of 40% in 2002. The reasons for the 19% effective rate in 2003 are discussed above.

Net Sales

The Company’s net sales increased approximately 1% in 2003 compared to 2002. This increase in net sales reflected growth in average revenue per case and contract sales, which more than offset an approximate 2% decline in bottle/can volume. For 2003, average revenue per case increased by 2.1% compared to 2002. The Company’s contract net sales and post-mix net sales increased to $69.2 million and $65.5 million in 2003 compared to $61.1 million and $64.0 million in 2002, respectively. Some of the factors contributing to the decline in bottle/can volume in 2003 were as follows:

•	While 2002 saw the introduction of numerous new brands and packages, there were not as many new product introductions during 2003. Brand and package introductions during 2003 included Sprite Remix, 12-ounce PET bottles in Fridge Pack™ for future consumption channels and a 390 ml PET bottle package for immediate consumption channels. New brands and packages in 2002 included Vanilla Coke, diet Vanilla Coke, diet Cherry Coke, Fanta flavors, the Dasani Fridge Pack™, Minute Maid Lemonade, Minute Maid Pink Lemonade and the full rollout of Fridge Pack™ cans in all of the Company’s territories. New brands and packages usually stimulate consumer demand resulting in increased sales. The short-term increase in sales from new brands and packages generally exceeds sustained growth as evidenced during 2003.

•	Some of the Company’s largest customers are chain supermarket stores. During 2003, certain chain supermarket store customers were less aggressive in their promotion of the Company’s products resulting in volume declines for those customers.

•	General economic conditions also impacted the Company’s results during 2003. Higher unemployment levels, particularly in certain areas of North Carolina, negatively impacted the Company’s sales channels that includes manufacturing plants, where volume for the year declined.

•	Operating results for 2003 were also adversely affected by unusually cool and wet weather throughout much of the Company’s territory during the key Memorial Day holiday period, the early weeks of June and most of July and August.

•	Noncarbonated beverages, which include bottled water, juices and isotonics, grew at a much slower rate in 2003 than in the past several years and comprised 10.7% of the Company’s total bottle/can volume in 2003 compared to 10.2% in 2002.

During 2003 and 2002, approximately 67% and 66%, respectively, of the Company’s bottle/can volume were sold for future consumption. The remaining 33% and 34% of the Company’s bottle/can volume were sold for immediate consumption through various cold drink outlets in 2003 and 2002, respectively. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 12% of the Company’s total bottle/can volume in 2003 and approximately 9% of the Company’s total net sales.

The Company adopted the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” at the beginning of 2003. As a result, the Company recorded marketing funding support from The Coca-Cola Company and other beverage companies as a reduction in cost of sales. Marketing funding support for 2002 was reclassified from net sales to cost of sales to conform to 2003 classifications.

Gross Margin

Gross margin increased by approximately 1% in 2003 compared to 2002 as the increase in average revenue per case more than offset both a 2% decline in bottle/can volume and a modest 1% increase in cost of sales on a per unit basis. The Company’s gross margin percentage of 48.2% in 2003 was relatively unchanged compared to 2002.

Cost of Sales

Cost of sales on a per unit basis increased approximately 1% for 2003 compared to 2002. The increase in cost of sales on a per unit basis resulted primarily from modest increases in raw material costs.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company, payments to customers for marketing programs and the SGI payments, was $60.7 million in 2003 versus $63.9 million in 2002 and was recorded as a reduction in cost of sales. In 2003 and 2002, The Coca-Cola Company offered through SGI an opportunity for the Company to receive marketing funding support, subject to the Company’s achievement of certain volume performance requirements. The Company recorded $3.2 million and $2.3 million as a reduction in cost of sales related to SGI during 2003 and 2002, respectively. In 2002, the Company could have received a total of $6.3 million in cash in incremental marketing funding support under SGI as a result of its volume performance. Instead, the Company requested The Coca-Cola Company reinvest $4.0 million of this funding in additional local media and the balance of the funding, or $2.3 million, was received by the Company in cash.

Operating Expenses

S,D&A expenses for 2003 increased by approximately 4% compared to 2002. The increase was attributable primarily to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension plans), property and casualty insurance costs and fuel costs. Based on the performance of the Company’s pension plan investments prior to 2003 and a lower discount rate, pension expense increased from $6.2 million in 2002 to $9.7 million in 2003. Property and casualty insurance costs increased by $3.0 million or approximately 21% during 2003 compared to 2002. Fuel costs increased by $1.5 million or approximately 16% during 2003 over 2002 due to both higher usage and higher rates for fuel. Costs related to the restricted stock award for the Company’s Chairman of the Board of Directors were $1.8 million in 2003 compared to $2.3 million in 2002. Changes in certain benefit programs for officers of the Company reduced expenses by $1.4 million in 2003.

Shipping and handling costs related to the movement of finished goods from sales distribution centers to customers locations are included in S,D&A expenses and totaled $168.1 million and $165.8 million in 2003 and 2002, respectively.

Depreciation Expense

Depreciation expense increased $.4 million or less than 1% for 2003 compared to 2002. Capital expenditures during 2003 amounted to $57.8 million compared to $57.3 million in 2002.

Interest Expense

Interest expense for 2003 of $41.9 million decreased by $7.2 million or approximately 15% from $49.1 million in 2002. The decrease in interest expense was primarily attributable to lower average interest rates on the Company’s outstanding debt. Interest expense during the fourth quarter of 2002 included $2.2 million due to the termination of interest rate swap agreements related to the Company’s long-term debt that was retired early. The Company’s overall weighted average interest rate decreased from an average of 5.6% during 2002 to an average of 4.9% during 2003.

Debt and capital lease obligations decreased from $853.8 million at December 29, 2002 to $848.3 million at December 28, 2003. Debt and capital lease obligations at December 28, 2003 and December 29, 2002 included $45.6 million and $46.0 million, respectively, attributable to capital leases. Cash flow was sufficient to allow the Company to purchase an additional equity interest in Piedmont for $53.5 million and repay $5.5 million in debt and capital lease obligations.

Minority Interest

The Company recorded minority interest expense of $3.3 million in 2003 compared to $6.0 million in 2002 related to the portion of Piedmont owned by The Coca-Cola Company. The decreased amount in 2003 was primarily due to the purchase by the Company of an additional interest in Piedmont as previously discussed.

Income Taxes

The Company’s effective income tax rates for 2003 and 2002 were approximately 19% and 40%, respectively. The effective income tax rate of approximately 19% in 2003 was due to several adjustments which are discussed in the comparison of 2004 results of operations versus 2003 results of operations.

FINANCIAL CONDITION

Total assets decreased slightly from $1.35 billion at December 28, 2003 to $1.31 billion at January 2, 2005 primarily due to the redemption of Company-owned life insurance policies.

Net working capital, defined as current assets less current liabilities, decreased by $40.4 million from December 28, 2003 to January 2, 2005. Significant changes in net working capital from December 28, 2003 to January 2, 2005 were as follows:

•	Cash decreased by $9.2 million due to the timing of payments on long-term debt.

•	Accounts receivable from The Coca-Cola Company decreased by $11.1 million due to the change in The Coca-Cola Company’s method of delivering marketing funding support for bottle/can products beginning May 28, 2004 and the timing of customer marketing reimbursements from The Coca-Cola Company.

•	Inventories increased by $12.0 million. The majority of this increase relates to the reclassification of certain items from property, plant and equipment to inventories of $10.4 million at the beginning of 2004, as previously discussed.

•	Cash surrender value of life insurance declined $27.8 million due to the receipt of funds from the redemption of certain Company-owned life insurance policies during 2004. This redemption had no significant impact on the results of operations for the year ended January 2, 2005.

•	The current portion of long-term debt increased by $7.9 million.

•	Accounts payable, trade decreased by $8.5 million due to the timing of payments to certain suppliers.

•	Accounts payable to The Coca-Cola Company increased by $6.4 million primarily due to the timing of payments on various marketing programs.

The Company had recorded a minimum pension liability adjustment of $23.9 million, net of tax, as of December 28, 2003 to reflect the difference between the fair market value of the Company’s pension plan assets and the accumulated benefit obligation of the plans. The Company recorded an additional minimum pension liability adjustment of $1.9 million, net of tax, as of January 2, 2005. Contributions to the Company’s pension plans were $23.4 million in fiscal year 2004 and $12.4 million in fiscal year 2003 and the Company anticipates that contributions to these plans in 2005 will approximate $12 million. Pension expense for 2004 was $10.5 million compared to $9.7 million in 2003.

The Company’s pension expense and pension liability are affected by certain valuation assumptions including the expected rate of return on plan assets, the discount rate used to measure plan liabilities, participant service and wage rates, mortality and actual investment returns. Management of the Company, in conjunction with its actuarial consultants, evaluates all of these variables on an annual basis. Based upon its review of overall financial market conditions and anticipated future returns on pension plan investments, the Company has established an expected long-term rate of return on plan assets of 8%. The discount rate used to determine pension plan liabilities is a market-based rate at the measurement date for the pension plans, which is November 30 of each year. The discount rates as of November 30, 2004 and 2003 were 6.00% and 6.25%, respectively. The lower discount rate combined with lower than expected returns on plan investments during 2004 were responsible for the increase in pension expense as previously discussed for the year. Pension expense is expected to increase by approximately $1 million in 2005.

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

The Company primarily uses cash flow from operations and available debt facilities to meet its cash requirements. As of January 2, 2005, the Company had $125 million available under its revolving credit facility to meet its cash requirements. The Company anticipates that cash provided by operating activities and its existing credit facilities will be sufficient to meet all of its cash requirements, including debt maturities, through 2008.

The Company has obtained the majority of its long-term financing from public markets. As of January 2, 2005, $700 million of the Company’s total outstanding balance of debt and capital lease obligations of $789.1 million was financed through publicly offered debt. The Company had capital lease obligations of $81.0 million as of January 2, 2005. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities and proceeds from the issuance of long-term debt. The primary uses of cash have been for capital expenditures, the repayment of debt maturities and capital lease obligations, dividends and acquisitions.

A summary of activity for 2004 and 2003 follows:

	Fiscal Year
	2004	2003
In Millions

Cash sources
Cash provided by operating activities	$117.9	$121.3
Proceeds from redemption of life insurance policies	29.0
Proceeds from the issuance of long-term debt		100.0
Other	2.4	6.0

Total cash sources	$149.3	$227.3

Cash uses
Capital expenditures	$52.9	$57.8
Repayment of debt maturities and capital lease obligations	96.5	106.4
Acquisitions (net of cash acquired)		52.6
Dividends	9.1	9.0
Other		1.6

Total cash uses	$158.5	$227.4

Decrease in cash	$(9.2)	$(.1)

Excluding the $37.3 million related to the new capital leases during 2004, debt and capital lease obligations as of January 2, 2005 declined by $96.5 million from December 28, 2003. Debt and capital lease obligations were $789.1 million as of January 2, 2005 compared to $848.3 million at December 28, 2003. Debt and capital lease obligations at January 2, 2005 included $81.0 million of capital lease obligations related to Company facilities as previously discussed.

Due primarily to net operating loss carryforwards, contributions to its pension plans and accelerated depreciation, the Company did not have any cash income tax payments during 2003. Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will increase from $3.4 million in 2004 to an estimated $4 million to $8 million in 2005.

Investing Activities

Additions to property, plant and equipment during 2004 were $52.9 million compared to $57.8 million in 2003. Capital expenditures during 2004 were funded with cash flows from operations and from borrowings under the Company’s available lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

At the end of 2004, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of bottling territories on an ongoing basis. The Company anticipates that additions to property, plant and equipment in 2005 will be in the range of $45 million to $55 million and plans to fund such additions through cash flows from operations and its available lines of credit.

Financing Activities

In December 2002, the Company entered into a three-year, $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the discretion of the participating banks.

The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The Company’s revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources. On January 2, 2005, there were no amounts outstanding under this facility.

In January 1999, the Company filed a shelf registration relating to up to $800 million of debt and equity securities. The Company has issued $500 million of long-term debt under this shelf registration. The Company currently has up to $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

In March 2003, the Company issued $100 million of twelve-year senior notes at a coupon rate of 5.30%. The proceeds from this issuance were used to purchase an additional interest in Piedmont for $53.5 million and repay other borrowings.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at January 2, 2005, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its $125 million revolving credit facility in the event the lines of credit are not available. The Company had borrowed $8.0 million under its lines of credit as of January 2, 2005. The lines of credit as of January 2, 2005 bore an interest rate of 2.74%. To the extent that these borrowings and borrowings under the revolving credit facility do not exceed the amount available under the Company’s $125 million revolving credit facility, and the term of the revolving credit facility matures in more than 12 months, they are classified as noncurrent liabilities.

The Company currently provides financing for Piedmont under the terms of an agreement that expires on December 31, 2005. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus .50%. The loan balance at January 2, 2005 was $124.2 million. The Company plans to provide for Piedmont’s future financing requirements under comparable terms. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

All of the outstanding long-term debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At January 2, 2005, the Company’s debt ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company. There were no changes in these debt ratings from the prior year. It is the Company’s intent to continue to reduce its financial leverage over time.

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

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 2, 2005:

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	2010 and Thereafter
In Thousands
Contractual obligations:
Long-term debt	$708,039	$8,000	$100,039	$350,000	$250,000
Capital lease obligations, net of interest	81,028	1,826	3,281	3,532	72,389
Purchase obligations (1)	702,907	74,645	149,290	149,290	329,682
Other long-term liabilities (2)	71,894	4,376	8,352	8,210	50,956
Operating leases	12,553	2,859	3,728	2,640	3,326
Long-term contractual arrangements (3)	33,211	6,836	11,680	8,757	5,938
Purchase orders (4)	6,772	6,772

Total contractual obligations	$1,616,404	$105,314	$276,370	$522,429	$712,291

(1)	Represents the obligation by the Company to purchase finished products from SAC.
(2)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(3)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(4)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories, and such obligation is not included in the Company’s table of aggregate contractual obligations since there are no minimum purchase requirements.

See Note 13 to the consolidated financial statements for discussion of other commercial commitments and Note 17 to the consolidated financial statements for discussion of pension obligations and postretirement benefit obligations.

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

The Company currently has six interest rate swap agreements. These interest rate swap agreements effectively convert $250 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

In conjunction with the issuance of $100 million of twelve-year senior notes in March 2003, the Company entered into two forward interest rate agreements to hedge the issuance price. These forward interest rate agreements were accounted for as cash flow hedges. The Company received $3.1 million in cash from these cash flow hedges upon settlement. The gain related to the termination of these forward interest rate agreements has been recorded in other liabilities and is being amortized as a reduction of interest expense over the life of the related senior notes.

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements classified as cash flow hedges. These two interest rate swaps hedged the cash flows on part of a variable rate term loan agreement the Company had outstanding. In conjunction with the issuance of $150 million of senior notes in November 2002, the variable rate term loan was repaid early. The term loan had a maturity of May 2003. Upon the repayment of the term loan, the cash flow hedges no longer qualified as hedges due to the fact that the variability of cash flows being hedged was eliminated with the repayment of the variable rate term loan, and thus the forecasted schedule of payments did not occur. Accordingly, the interest rate swap agreements were terminated and the resulting interest expense of $2.2 million was reflected in the 2002 consolidated statement of operations.

During 2004, 2003 and 2002, interest expense was reduced by $1.9 million, $2.1 million and $1.9 million, respectively, due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements. Interest expense will be reduced by the amortization of these deferred gains in 2005 through 2009 as follows: $1.7 million, $1.7 million, $1.7 million, $1.7 million and $.9 million, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account the interest rate hedging activities was 5.6% as of January 2, 2005 compared to 4.9% at the end of 2003. The Company’s overall weighted average interest rate on its debt and capital lease obligations in 2004 increased to 5.4% from 4.9% in 2003. Approximately 42% of the Company’s debt and capital lease obligations of $789.1 million as of January 2, 2005 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

If interest rates increased by 1%, the Company’s interest expense would increase by approximately $3.3 million over the next twelve months. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of January 2, 2005, including the effects of our derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, several forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	increases in pension expense;

•	anticipated return on pension plan investments;

•	the Company’s ability to utilize net operating loss carryforwards;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	anticipated additions to property, plant and equipment;

•	expectations regarding future income tax payments;

•	the Company’s belief that disposition of certain litigation, tax matters and claims will not have a material adverse effect;

•	the Company’s expectation of exercising its option to extend certain lease obligations;

•	the effects of the closings of sales distribution centers;

•	the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products;

•	the upgrade of its ERP system;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to reduce its financial leverage over time;

•	the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under the agreements;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	the Company’s key priorities for 2004 and the next several years;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates in 2004;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of January 2, 2005;

•	the Company’s belief that its raw material packaging costs will increase significantly in 2005 and that its cost of sales on a per unit basis will increase by approximately 4% to 5% in 2005;

•	anticipated contributions to Company-sponsored pension plans of $12 million in 2005;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect;

•	the Company’s belief that soft demand for sugar carbonated soft drinks will continue;

•	the Company’s belief that it can increase selling prices to offset higher raw material costs;

•	the Company’s belief that the impact of the American Jobs Creation Act of 2004 will have a modest benefit on future income taxes;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that CCBSS will increase purchasing efficiency and reduce future increases in cost of sales and other operating expenses;

•	anticipated product innovation in 2005; and

•	the Company’s expectation that growth in overall bottle/can volume will be primarily dependent upon continued growth in diet products, isotonics and bottled water as well as the introduction of new brands and packages.

These statements and expectations are based on the currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties. Among the events or uncertainties which could adversely affect future periods are:

•	lower than expected selling prices resulting from increased marketplace competition;

•	an inability to meet performance requirements for expected levels of marketing funding support payments from The Coca-Cola Company or other beverage companies;

•	changes in how significant customers market or promote our products;

•	reduced advertising and marketing spending by The Coca-Cola Company or other beverage companies;

•	an inability to meet requirements under bottling contracts with The Coca-Cola Company or other beverage companies;

•	the inability of our aluminum can or PET bottle suppliers to meet our sales demand;

•	significant changes from expectations in the cost of raw materials;

•	higher than expected insurance premiums and fuel costs;

•	lower than anticipated returns on pension plan assets;

•	higher than anticipated health care costs;

•	unfavorable interest rate fluctuations;

•	higher than anticipated cash payments for income taxes;

•	unfavorable weather conditions;

•	significant changes in consumer preferences related to nonalcoholic beverages;

•	inability to increase selling prices, increase bottle/can volume or reduce expenses to offset higher raw material costs;

•	reduced brand and packaging innovation;

•	significant changes in credit ratings impacting the Company’s ability to borrow;

•	terrorist attacks, war, other civil disturbances or national emergencies; and

•	changes in financial markets.

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

Long-Term Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its long-term fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements are major financial institutions with which the Company also has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 42% of the Company’s debt and capital lease obligations of $789.1 million as of January 2, 2005 was subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more in 2005 than the interest rates as of January 2, 2005, interest expense for 2005 would increase by approximately $3.3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

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

Item 8.    Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Jan. 2, 2005	Dec. 28, 2003
In Thousands (Except Share Data)
ASSETS
Current assets:
Cash	$8,885	$18,044
Accounts receivable, trade, less allowance for doubtful accounts of $1,678 and $1,723	82,036	82,222
Accounts receivable from The Coca-Cola Company	7,049	18,112
Accounts receivable, other	9,637	10,663
Inventories	48,886	36,891
Cash surrender value of life insurance		27,765
Prepaid expenses and other current assets	7,935	6,981

Total current assets	164,428	200,678

Property, plant and equipment, net	418,853	446,708
Leased property under capital leases, net	76,857	43,109
Other assets	25,270	27,653
Franchise rights, net	520,672	520,672
Goodwill, net	102,049	102,049
Other identifiable intangible assets, net	5,934	9,051

Total	$1,314,063	$1,349,920

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

	Jan. 2, 2005	Dec. 28, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Portion of long-term debt payable within one year	$8,000	$78
Current portion of obligations under capital leases	1,826	1,337
Accounts payable, trade	30,989	39,493
Accounts payable to The Coca-Cola Company	18,223	11,780
Other accrued liabilities	50,409	51,708
Accrued compensation	17,186	18,999
Accrued interest payable	11,864	10,924

Total current liabilities	138,497	134,319

Deferred income taxes	170,437	156,094
Pension and postretirement benefit obligations	42,361	50,842
Other liabilities	80,401	74,457
Obligations under capital leases	79,202	44,226
Long-term debt	700,039	802,639

Total liabilities	1,210,937	1,262,577

Commitments and Contingencies (Note 13)

Minority interest	38,687	34,871

Stockholders’ Equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-9,704,951 shares	9,704	9,704
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-3,048,866 shares and 3,028,866 shares	3,049	3,029
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	98,255	97,220
Retained earnings	40,488	27,703
Accumulated other comprehensive loss	(25,803)	(23,930)

	125,693	113,726

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total stockholders’ equity	64,439	52,472

Total	$1,314,063	$1,349,920

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2004	2003	2002
In Thousands (Except Per Share Data)
Net sales	$1,256,482	$1,210,765	$1,198,335
Cost of sales, excluding depreciation expense shown below	656,272	626,598	620,076

Gross margin	600,210	584,167	578,259

Selling, delivery and administrative expenses, excluding depreciation expense shown below	441,946	421,306	406,206
Depreciation expense	70,798	76,485	76,075
Amortization of intangibles	3,117	3,105	2,796

Income from operations	84,349	83,271	93,182

Interest expense	43,983	41,914	49,120
Minority interest	3,816	3,297	5,992

Income before income taxes	36,550	38,060	38,070
Income taxes	14,702	7,357	15,247

Net income	$21,848	$30,703	$22,823

Basic net income per share	$2.41	$3.40	$2.58

Diluted net income per share	$2.41	$3.40	$2.56

Weighted average number of common shares outstanding	9,063	9,043	8,861
Weighted average number of common shares outstanding—assuming dilution	9,063	9,043	8,921

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2004	2003	2002
In Thousands
Cash Flows from Operating Activities
Net income	$21,848	$30,703	$22,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	70,798	76,485	76,075
Amortization of intangibles	3,117	3,105	2,796
Deferred income taxes	14,244	7,357	14,953
Losses on sale of property, plant and equipment	752	1,182	3,381
Amortization of debt costs	1,101	1,082	809
Amortization of deferred gains related to terminated interest rate agreements	(1,945)	(2,082)	(1,927)
Minority interest	3,816	3,297	5,992
Increase in current assets less current liabilities	(8,098)	(13,212)	(15,645)
Decrease in other noncurrent assets	531	914	12,700
Increase in other noncurrent liabilities	11,596	12,685	10,358
Other	101	(182)	(357)

Total adjustments	96,013	90,631	109,135

Net cash provided by operating activities	117,861	121,334	131,958

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt		100,000	150,000
Payment of long-term debt	(85,000)	(50,000)
Repayment of current portion of long-term debt	(78)	(35,039)	(251,708)
Proceeds from (repayment of) lines of credit, net	(9,600)	(20,000)	37,600
Cash dividends paid	(9,063)	(9,043)	(8,861)
Principal payments on capital lease obligations	(1,843)	(1,340)	(1,748)
Termination of interest rate swap agreements			(2,229)
Proceeds from settlement of forward interest rate agreements		3,135
Debt issuance costs paid		(1,039)	(3,617)
Proceeds from exercise of stock options			7,162
Other	150	(644)	1,214

Net cash used in financing activities	(105,434)	(13,970)	(72,187)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(52,860)	(57,795)	(57,317)
Proceeds from the sale of property, plant and equipment	2,225	2,845	7,506
Proceeds from the redemption of life insurance policies	29,049
Acquisitions of companies, net of cash acquired		(52,563)	(8,679)

Net cash used in investing activities	(21,586)	(107,513)	(58,490)

Net increase (decrease) in cash	(9,159)	(149)	1,281

Cash at beginning of year	18,044	18,193	16,912

Cash at end of year	$8,885	$18,044	$18,193

Significant non-cash investing and financing activities
Capital lease obligations incurred	$37,307	$877	$42,180
Issuance of Class B Common Stock in connection with stock award	1,055	1,254	768

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
In Thousands
Balance on December 30, 2001	$9,454	$2,989	$91,004	$(12,307)	$(12,805)	$(61,254)	$17,081
Comprehensive income (loss):
Net income				22,823			22,823
Net gain (loss) on derivatives, net of tax					1,821		1,821
Net change in minimum pension liability adjustment, net of tax					(9,637)		(9,637)

Total comprehensive income (loss)							15,007
Cash dividends paid
Common ($1.00 per share)			(3,197)	(3,282)			(6,479)
Class B Common ($1.00 per share)			(1,191)	(1,191)			(2,382)
Issuance of Class B Common Stock		20	748				768
Exercise of stock options	250		6,912				7,162
Tax adjustment related to stock options			1,710				1,710

Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867

Comprehensive income (loss):
Net income				30,703			30,703
Net gain (loss) on derivatives, net of tax					(62)		(62)
Net change in minimum pension liability adjustment, net of tax					(3,247)		(3,247)

Total comprehensive income (loss)							27,394
Cash dividends paid
Common ($1.00 per share)				(6,642)			(6,642)
Class B Common ($1.00 per share)				(2,401)			(2,401)
Issuance of Class B Common Stock		20	1,234				1,254

Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472

Comprehensive income (loss):
Net income				21,848			21,848
Net gain (loss) on derivatives, net of tax					62		62
Net change in minimum pension liability adjustment, net of tax					(1,935)		(1,935)

Total comprehensive income (loss)							19,975
Cash dividends paid
Common ($1.00 per share)				(6,642)			(6,642)
Class B Common ($1.00 per share)				(2,421)			(2,421)
Issuance of Class B Common Stock		20	1,035				1,055

Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439

See Accompanying Notes to Consolidated Financial Statements

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Coca-Cola Bottling Co. Consolidated (the “Company”) is engaged in the production, marketing and distribution of nonalcoholic beverages, primarily products of The Coca-Cola Company. The Company operates in portions of 11 states, principally in the southeastern region of the United States.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The fiscal years presented are the 53-week period ended January 2, 2005 and the 52-week periods ended December 28, 2003 and December 29, 2002. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Certain prior year amounts have been reclassified to conform to current year classifications.

The Company’s significant accounting policies are as follows.

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

Credit Risk of Trade Accounts Receivable

The Company sells its products to large supermarket stores and other customers and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses or adjustments. The Company’s trade accounts receivable are typically collected within approximately 30 days from the date of sale.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for finished products and manufacturing materials, and on the average cost method for plastic shells, plastic pallets and other.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are replaced or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing facilities are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in selling, delivery and administrative (“S,D&A”) expenses. Disposals of property, plant and equipment generally occur when it is not cost effective to repair an asset.

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

Software

The Company expenses costs incurred in the preliminary project planning stage; thereafter, the Company capitalizes costs incurred in the development or acquisition of internal use software. Costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense for internal-use software, which is included in depreciation expense, was $4.7 million, $4.6 million and $4.2 million in 2004, 2003 and 2002, respectively.

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

For the annual impairment analysis of franchise rights, the fair value of the Company’s acquired franchise rights is estimated using a multi-period excess earnings approach. This approach involves a projection of future earnings, discounting those estimated earnings using an appropriate discount rate, and subtracting a contributory charge for net working capital; property, plant and equipment; assembled workforce and customer relationships to arrive at excess earnings attributable to franchise rights. The present value of the excess earnings attributable to franchise rights is their estimated fair value and is compared to the carrying value.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the enterprise is then compared to the Company’s carrying amount including goodwill. If the estimated fair value of the Company exceeds its carrying amount, goodwill is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any.

Other Identifiable Intangible Assets

Other identifiable intangible assets primarily represents customer relationships and are amortized on a straight-line basis over their estimated useful lives.

Pension and Postretirement Benefit Plans

The Company has a noncontributory pension plan covering substantially all nonunion employees and one noncontributory pension plan covering certain union employees. Costs of the plans are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations and the Company expenses amounts as paid in accordance with union agreements. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service.

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

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred and, in the case of full service vending, when cash is collected from the vending machines. Appropriate provision is made for uncollectible accounts.

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs and arrangements with customers to increase the sale of its products by the customers. Among the programs negotiated with customers are arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs are also developed on a territory-specific basis. The cost of these various programs, included as deductions to net sales, totaled $40.0 million, $51.3 million and $51.1 million in 2004, 2003 and 2002, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the provisions of Emerging Issues Task Force Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and are, therefore, to be accounted for as a reduction of cost of sales in the statements of operations unless those payments are specific reimbursements of costs or payments for services. Payments the Company receives from The Coca-Cola Company and other franchisers for marketing funding support are classified as reductions of cost of sales. EITF 02-16 was effective for the first quarter of 2003.

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

The Company periodically enters into interest rate agreements. The Company has standardized procedures for evaluating the accounting for financial instruments. These procedures include:

•	Identifying and matching of the hedging instrument and the hedged item to ensure that significant features coincide such as maturity dates and interest reset dates;

•	Identifying the nature of the risk being hedged and the Company’s intent for undertaking the hedge;

•	Assessing the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or variability to cash flows attributable to the hedged risk;

•	Assessing evidence that, at the hedge’s inception and on an ongoing basis, it is expected that the hedging relationship will be highly effective in achieving an offsetting change in the fair value or cash flows that are attributable to the hedged risk; and

•	Maintaining a process for assessment of ongoing hedge effectiveness.

To the extent the interest rate agreements meet the specified criteria, they are accounted for as either fair value or cash flow hedges. Changes in the fair values of designated and qualifying fair value hedges are recognized in earnings as offsets to changes in the fair value of the related hedged liabilities. Changes in the fair value of cash flow hedging instruments are recognized in accumulated other comprehensive income and are subsequently reclassified to earnings as an adjustment to interest expense in the same periods the forecasted payments affect earnings. Ineffectiveness of a cash flow hedge, defined as the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is reflected in current results of operations.

The Company evaluates its mix of fixed and floating rate debt on an ongoing basis. Periodically, the Company may terminate an interest rate derivative when the underlying debt remains outstanding in order to

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest rate derivatives designated as cash flow hedges are used to hedge the variability of cash flows related to a specific component of the Company’s long-term debt. Interest rate derivatives designated as fair value hedges are used to hedge the fair value of a specific component of the Company’s long-term debt. If the hedged component of long-term debt is repaid or refinanced, the Company generally terminates the related hedge due to the fact that the forecasted schedule of payments will not occur or the changes in fair value of the hedged debt will not occur and the derivative will no longer qualify as a hedge. Any gain or loss on the termination of an interest rate derivative related to the repayment or refinancing of long-term debt is recognized currently in the Company’s statement of operations as an adjustment to interest expense. In the event that a derivative previously accounted for as a hedge was retained and did not qualify for hedge accounting, changes in the fair value would be recognized in the statement of operations currently as an adjustment to interest expense.

Insurance Programs

In general, the Company is self-insured for the costs of workers’ compensation, employment practices, vehicle accident claims and medical claims. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are provided for using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.

Cost of Sales

The following expenses are included in cost of sales: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw material costs, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers.

Selling, Delivery and Administrative Expenses

The following expenses are included in the S,D&A expenses line item: sales management labor costs, costs of distribution from sales distribution centers to customer locations, sales distribution center warehouse costs, point-of-sale expenses, advertising expenses, vending equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management costs.

The Company receives fees from The Coca-Cola Company related to the delivery of fountain syrup products to The Coca-Cola Company’s national or regional fountain customers. In addition, the Company receives fees from The Coca-Cola Company related to the repair of fountain equipment owned by The Coca-Cola Company. The fees received from The Coca-Cola Company for the delivery of fountain syrup products to their customers and the repair of their fountain equipment represent a reimbursement of costs incurred by the Company to provide these services. Accordingly, these fees are classified as reductions of S,D&A expenses.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $176.3 million, $168.1 million and $165.8 million in 2004, 2003 and 2002, respectively.

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

2.    Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) to distribute and market nonalcoholic beverages primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. Prior to January 2, 2002, the Company and The Coca-Cola Company through their respective subsidiaries, each beneficially owned a 50% interest in Piedmont.

On January 2, 2002, the Company purchased, for $10.0 million, an additional 4.7% interest in Piedmont from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to 54.7%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company recorded $3.4 million of franchise rights and $.9 million related to customer relationships in connection with its 2002 acquisition of a controlling interest in Piedmont. The Company’s investment in Piedmont had been accounted for using the equity method in 2001 and prior years.

The Company paid $53.5 million in March 2003 for an additional 22.7% interest in Piedmont. The Company recorded $16.3 million of franchise rights and $4.3 million related to customer relationships in connection with this acquisition. This additional acquisition was recorded using purchase accounting.

Minority interest as of January 2, 2005, December 28, 2003 and December 29, 2002 represents the portion of Piedmont which is owned by The Coca-Cola Company.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Inventories

Inventories were summarized as follows:

	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Finished products	$25,026	$25,669
Manufacturing materials	10,148	6,637
Plastic shells, plastic pallets and other	13,712	4,585

Total inventories	$48,886	$36,891

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they are more closely related to the sale of finished product inventories than to a component of property, plant and equipment. This reclassification had no significant impact on the Company’s overall financial condition or results of operations during 2004. Costs associated with these items have been reflected in cost of sales during 2004. Previously, costs associated with these items were recorded as depreciation expense.

For purchases of concentrate by the Company from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support for bottle/can products from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced resulting in a one-time increase in cost of sales of $1.7 million in the second quarter of 2004.

4.    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Jan. 2, 2005	Dec. 28, 2003	Estimated Useful Lives
In Thousands
Land	$12,822	$12,857
Buildings	114,176	113,820	10-50 years
Machinery and equipment	92,307	90,005	5-20 years
Transportation equipment	163,707	158,349	4-13 years
Furniture and fixtures	39,228	38,683	4-10 years
Cold drink equipment	347,971	366,266	6-13 years
Leasehold and land improvements	55,210	53,425	5-20 years
Software for internal use	28,607	26,780	3-10 years
Construction in progress	5,667	7,057

Total property, plant and equipment, at cost	859,695	867,242
Less: Accumulated depreciation and amortization	440,842	420,534

Property, plant and equipment, net	$418,853	$446,708

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Leased Property Under Capital Leases

	Jan. 2, 2005	Dec. 28, 2003	Estimated Useful Lives
In Thousands
Leased property under capital leases	$84,035	$48,497	1-29 years
Less: Accumulated amortization	7,178	5,388

Leased property under capital leases, net	$76,857	$43,109

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

At the end of June 2004, the Company recorded a capital lease of $4.9 million related to a new facility.

The majority of the leased property under capital leases is real estate and is provided by related parties as described in Note 18 to the consolidated financial statements.

6.    Franchise Rights and Goodwill

	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Franchise rights	$677,769	$677,769
Goodwill	155,487	155,487

Franchise rights and goodwill	833,256	833,256
Less: Accumulated amortization	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721

The Company recorded $16.3 million of franchise rights and $4.3 million related to customer relationships in connection with its 2003 acquisition of an additional interest in Piedmont.

A rollforward of activity for franchise rights, net and goodwill, net from December 29, 2002 to January 2, 2005 follows:

	Franchise Rights, net	Goodwill, net
In Thousands
Balance on December 29, 2002	$504,374	$101,754
Acquisitions in 2003	16,298	295

Balance on December 28, 2003	520,672	102,049
Acquisitions in 2004	—	—

Balance on January 2, 2005	$520,672	$102,049

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Jan. 2, 2005	Dec. 28, 2003	Estimated Useful Lives
In Thousands
Other identifiable intangible assets	$61,102	$61,102	3-20 years
Less: Accumulated amortization	55,168	52,051

Other identifiable intangible assets, net	$5,934	$9,051

Amortization expense related to other identifiable intangible assets was $3.1 million, $3.1 million and $2.8 million in 2004, 2003 and 2002, respectively. Amortization expense of other identifiable intangible assets in future years based upon recorded amounts as of January 2, 2005 will be $.9 million, $.5 million, $.4 million, $.4 million and $.4 million for 2005 through 2009, respectively. Other identifiable intangible assets primarily represents customer relationships.

8.    Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Accrued marketing costs	$9,289	$7,969
Accrued insurance costs	11,129	11,351
Accrued taxes (other than income taxes)	1,670	1,738
Employee benefit plan accruals	9,009	9,084
All other accrued expenses	19,312	21,566

Total	$50,409	$51,708

9.    Long-Term Debt

Long-term debt was summarized as follows:

	Maturity	Interest Rate	Interest Paid	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Lines of Credit	2005	2.74%	Varies	$8,000	$17,600
Term Loan			Varies		85,000
Debentures	2007	6.85%	Semi-annually	100,000	100,000
Debentures	2009	7.20%	Semi-annually	100,000	100,000
Debentures	2009	6.38%	Semi-annually	250,000	250,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Other notes payable	2006	5.75%	Quarterly	39	117

				708,039	802,717
Less: Portion of long-term debt payable within one year				8,000	78

Long-term debt				$700,039	$802,639

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal maturities of long-term debt outstanding on January 2, 2005 were as follows:

In Thousands
2005	$8,000
2006	39
2007	100,000
2008	—
2009	350,000
Thereafter	250,000

Total long-term debt	$708,039

The Company has obtained the majority of its long-term financing from public markets. As of January 2, 2005, $700 million of the Company’s total outstanding balance of debt and capital lease obligations of $789.1 million was financed through publicly offered debt. The Company had capital lease obligations of $81.0 million as of January 2, 2005. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of those institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at January 2, 2005, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company intends to renew such borrowings as they mature. To the extent that these borrowings and borrowings under the revolving credit facility do not exceed the amount available under the Company’s $125 million revolving credit facility, and the term of the revolving credit facility matures in more than 12 months, they are classified as noncurrent liabilities. The weighted average interest rates on the lines of credit were 2.74% and 1.52% at January 2, 2005 and December 28, 2003, respectively. On January 2, 2005, $8.0 million was outstanding under these lines of credit. The Company intends to either refinance short-term debt maturities with currently available lines of credit or repay them with cash flow from operating activities.

In December 2002, the Company entered into a three-year $125 million revolving credit facility. This facility includes an option to extend the term for an additional year at the discretion of the participating banks. The revolving credit facility bears interest at a floating rate of LIBOR plus an interest rate spread of .60%. In addition, there is a facility fee of .15% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhance debt rating. On January 2, 2005, there were no amounts outstanding under this facility.

On November 21, 2002, the Company issued $150 million of senior notes maturing November 15, 2012 at a coupon rate of 5.00%. The Company used the proceeds from this issuance to repay borrowings outstanding under its lines of credit and the Company’s revolving credit facility, as well as to repay a $97.5 million term loan on behalf of Piedmont.

On March 27, 2003, the Company issued $100 million of twelve-year senior notes at a coupon rate of 5.30%. The Company used the proceeds from this issuance to purchase an additional interest in Piedmont from The Coca-Cola Company for $53.5 million and repay a portion of the Company’s $170 million term loan.

The Company currently provides financing for Piedmont under an agreement that expires on December 31, 2005. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

0.50%. The loan balance at January 2, 2005 was $124.2 million. The Company plans to provide for Piedmont’s future financing requirements under comparable terms. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company filed an $800 million shelf registration for debt and equity securities in January 1999. The Company used this shelf registration to issue long-term debt of $250 million in 1999, $150 million in 2002 and $100 million in 2003. The Company currently has up to $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

After taking into account all other interest rate hedging activities, the Company had a weighted average interest rate of 5.6% for its debt and capital lease obligations as of January 2, 2005 compared to 4.9% at December 28, 2003. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.4%, 4.9%, and 5.6% for 2004, 2003 and 2002, respectively.

As of January 2, 2005, approximately 42% of the Company’s debt and capital lease obligations of $789.1 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, annual interest expense for the year ended January 2, 2005 would have increased by approximately $3.8 million and net income would have been reduced by approximately $2.3 million.

The Company’s revolving credit facility contains two financial covenants which establish ratio requirements related to interest coverage, and long-term debt to cash flow. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources. The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as the incurrence of indebtedness by the Company’s subsidiaries in excess of certain amounts.

All of the outstanding long-term debt has been issued by the Company with none being issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

10.    Derivative Financial Instruments

The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s debt level and the potential impact of changes in interest rates on the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes nor does it use leveraged financial instruments. All of the Company’s interest rate swap agreements and forward interest rate agreements are LIBOR-based.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative financial instruments are summarized as follows:

	January 2, 2005		December 28, 2003
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
In Thousands
Interest rate swap agreement-floating	$25,000	2.92 years	$25,000	3.92 years
Interest rate swap agreement-floating	25,000	2.92 years	25,000	3.92 years
Interest rate swap agreement-floating	50,000	4.42 years	50,000	5.42 years
Interest rate swap agreement-floating	50,000	2.92 years	50,000	3.92 years
Interest rate swap agreement-floating	50,000	4.58 years	50,000	5.58 years
Interest rate swap agreement-floating	50,000	7.92 years	50,000	8.92 years

	December 28, 2003
	Notional Amount	Start Date	Length of Term
In Thousands
Forward interest rate agreement-fixed	$50,000	1/02/03	1 year
Forward interest rate agreement-fixed	50,000	5/01/03	1 year
Forward interest rate agreement-fixed	50,000	5/15/03	1 year
Forward interest rate agreement-fixed	50,000	5/30/03	1 year

The Company had six interest rate swap agreements as of January 2, 2005 with varying terms that effectively converted $250 million of the Company’s fixed rate debt to a floating rate. All of the interest rate swap agreements have been accounted for as fair value hedges.

In March 2003, the Company entered into two forward interest rate agreements in conjunction with the issuance of $100 million of twelve-year senior notes. These forward interest rate agreements were accounted for as cash flow hedges. The hedges were terminated at the time the senior notes were priced, with the Company receiving proceeds of $3.1 million. The gain related to the termination of these forward interest rate agreements has been recorded in other liabilities and is being amortized as a reduction of interest expense over the life of the related senior notes.

During the fourth quarter of 2002, the Company terminated two interest rate swap agreements classified as cash flow hedges. These two interest rate swap agreements hedged the cash flows on part of a variable rate term loan the Company had outstanding. In conjunction with the issuance of $150 million of senior notes in November 2002, the variable rate term loan was repaid early. The term loan had a maturity of May 2003. Upon the repayment of the term loan, the cash flow hedges no longer qualified as hedges due to the fact that the variability of cash flows being hedged was eliminated with the repayment of the variable rate term loan, and thus the forecasted schedule of payments did not occur. Accordingly, the interest rate swap agreements were terminated and the resulting expense of $2.2 million was reflected in the 2002 consolidated statement of operations.

During 2004, 2003 and 2002, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements which reduced interest expense by $1.9 million, $2.1 million and $1.9 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2005 through 2009 as follows: $1.7 million, $1.7 million, $1.7 million, $1.7 million and $.9 million, respectively.

The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company uses several different financial institutions for

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Letters of Credit

The fair values of the Company’s letters of credit are based on the notional amounts of the instruments.

The carrying amounts and fair values of the Company’s long-term debt, derivative financial instruments and letters of credit were as follows:

	January 2, 2005		December 28, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In Thousands
Public debt	$700,000	$738,666	$700,000	$747,359
Non-public variable rate long-term debt	8,000	8,000	102,600	102,600
Non-public fixed rate long-term debt	39	39	117	120
Interest rate swap agreements and forward interest rate agreements	1,594	1,594	1,613	1,613
Letters of credit	—	15,826	—	11,888

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the interest rate swap agreements and forward interest rate agreements at January 2, 2005 and December 28, 2003 represent the estimated amounts the Company would have paid upon termination of these agreements.

12.    Other Liabilities

Other liabilities were summarized as follows:

	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Accruals for executive benefit plans	$59,824	$52,645
Other	20,577	21,812

Total	$80,401	$74,457

The accruals for executive benefit plans relate to three benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a replacement benefit plan.

Eligible participants in the Supplemental Savings Plan may elect to defer a portion of their annual salary and bonus. The Company matches 30% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company can also make discretionary contributions to participants’ accounts. Participants are immediately vested for their contributions and after five years of service the participants are vested for Company contributions. Participant deferrals and Company contributions are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Participant balances in the fixed benefit option accrue a return depending upon the participant’s age, years of service and other factors. The long-term liability under this plan was $38.3 million and $31.3 million as of January 2, 2005 and December 28, 2003, respectively.

The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Eligible participants receive a 20-year annuity payable in equal monthly installments commencing at retirement or under other certain conditions. Benefits under the Retention Plan are generally reduced by 50% for participants who terminate employment due to severance before age 60 and not due to death or disability. The long-term liability under this plan was $18.9 million and $19.1 million as of January 2, 2005 and December 28, 2003, respectively.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits previously provided to eligible participants through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. The long-term liability was $2.6 million and $2.3 million under this plan as of January 2, 2005 and December 28, 2003, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Commitments and Contingencies

Rental expense incurred for operating leases during 2004, 2003 and 2002 were as follows:

	Fiscal Years
	2004	2003	2002
In Thousands
Minimum rentals	$3,550	$6,727	$7,893
Contingent rentals	(71)	(420)	(455)

Total	$3,479	$6,307	$7,438

See Note 5 and Note 18 to the consolidated financial statements for additional information.

The Company leases office and warehouse space, machinery and other equipment under operating lease agreements which expire at various dates through 2017. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2030. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital.

The following is a summary of future minimum lease payments for all capital leases and operating leases as of January 2, 2005.

	Capital Leases	Operating Leases	Total
In Thousands
2005	$9,089	$2,859	$11,948
2006	8,926	2,155	11,081
2007	8,833	1,573	10,406
2008	8,985	1,452	10,437
2009	9,141	1,188	10,329
Thereafter	207,592	3,326	210,918

Total minimum lease payments	$252,566	$12,553	$265,119

Less: Amounts representing interest	171,538

Present value of minimum lease payments	81,028
Less: Current portion of obligations under capital leases	1,826

Long-term portion of obligations under capital leases	$79,202

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase a specified number of cases of finished product on an annual basis. The contractual minimum annual purchases required from SAC are approximately $75 million. See Note 18 to the consolidated financial statements for additional information concerning SAC.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company guarantees a portion of SAC’s and SEC’s debt and lease obligations. On January 2, 2005, these debt and lease guarantees were $41.4 million. The Company has not recorded any liability associated with these guarantees. These guarantees relate to debt and lease obligations, resulting primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. Both cooperatives consist solely of Coca-Cola bottlers. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their maximum borrowing capacity, the Company’s maximum potential amount of payments under these guarantees on January 2, 2005, would have been $57.4 million. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

The Company has standby letters of credit, primarily related to its property and casualty insurance program. On January 2, 2005, these letters of credit totaled $15.8 million.

The Company participates in long-term contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of January 2, 2005 amount to $33.2 million and expire at various dates through 2016.

The Company is involved in various claims, legal proceedings and tax matters which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these claims, legal proceedings and tax matters, management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible.

14.    Income Taxes

The provision for income taxes consisted of the following:

	Fiscal Year
	2004	2003	2002
In Thousands
Current:
Federal	$—	$—	$294
State	458	—	—

Total current provision	458	—	294

Deferred:
Federal	11,912	19,443	13,829
State	2,332	(12,086)	1,124

Total deferred provision	14,244	7,357	14,953

Income tax expense	$14,702	$7,357	$15,247

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	Fiscal Year
	2004	2003	2002
In Thousands
Statutory expense	$12,793	$13,321	$13,300
State income taxes, net of federal benefit	1,473	1,338	1,361
Change in effective state tax rate	2,320		(3,308)
Valuation allowance change	(1,980)	(9,194)	3,522
Officers’ life insurance premiums			992
Cash surrender value			(1,102)
Termination of certain Company-owned life insurance policies		2,589
Termination of split-dollar life insurance program		(1,676)
Meals and entertainment	780	766	531
Other	(684)	213	(49)

Income tax expense	$14,702	$7,357	$15,247

The valuation allowance decrease in 2004 was due to the completion of a state income tax audit. The valuation allowance decrease in 2003 was primarily due to the completion of state income tax audits and an assessment of the Company’s ability to use certain state net operating loss carryforwards. The valuation allowance increase in 2002 was primarily due to the reassessment of the utilization of state net operating loss carryforwards.

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Intangible assets	$98,480	$97,965
Property, plant and equipment	100,402	100,960
Investment in Piedmont	47,311	40,995
Pension	15,257	11,886

Gross deferred income tax liabilities	261,450	251,806

Net operating loss carryforwards	(32,007)	(41,275)
Alternative minimum tax credits	(12,565)	(12,565)
Deferred compensation	(24,863)	(21,715)
Postretirement benefits	(13,796)	(12,929)
Termination of interest rate agreements	(3,582)	(4,290)
Other	37	(3,004)

Gross deferred income tax assets	(86,776)	(95,778)

Valuation allowance for deferred tax assets	14,790	16,770
Net current deferred income tax liability	2,041	918

Net deferred income tax liability	187,423	171,880

Accumulated other comprehensive income adjustments	(16,986)	(15,786)

Net deferred income tax liability	$170,437	$156,094

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for amounts for which a valuation allowance has been provided, the Company believes the deferred tax assets will be realized primarily through the reversal of existing temporary differences and the generation of taxable income in future periods. The valuation allowance of $14.8 million and $16.8 million as of January 2, 2005 and December 28, 2003, respectively, relates primarily to state net operating loss carryforwards.

The Company has net operating loss carryforwards available to reduce future income taxes. The federal net operating loss carryforwards as of January 2, 2005 were $8.8 million and expire in varying amounts through 2019. The state net operating loss carryforwards (net of valuation allowance) as of January 2, 2005 were $8.4 million and expire in varying amounts through 2023. The AMT credit carryforwards as of January 2, 2005 were $12.6 million and have no expiration date.

15.    Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
In Thousands
Balance as of December 30, 2001	$(1,821)	$(10,984)	$(12,805)
Change in fair market value of cash flow hedges, net of tax	(408)		(408)
Termination of cash flow hedges, reclassified into earnings	2,229		2,229
Additional minimum pension liability adjustment, net of tax		(9,637)	(9,637)

Balance as of December 29, 2002	$—	$(20,621)	$(20,621)

Change in fair market value of cash flow hedges, net of tax	(62)		(62)
Additional minimum pension liability adjustment, net of tax		(3,247)	(3,247)

Balance as of December 28, 2003	$(62)	$(23,868)	$(23,930)

Change in fair market value of cash flow hedges, net of tax	62		62
Additional minimum pension liability adjustment, net of tax		(1,935)	(1,935)

Balance as of January 2, 2005	$—	$(25,803)	$(25,803)

A summary of the changes in other comprehensive income (loss) was as follows:

	Before-Tax Amount	Income Tax Effect	After-Tax Amount
In Thousands

2004
Net gain (loss) on derivatives	$101	$(39)	$62
Net change in minimum pension liability adjustment	(3,174)	1,239	(1,935)

Other comprehensive income (loss)	$(3,073)	$1,200	$(1,873)

2003
Net gain (loss) on derivatives	$(101)	$39	$(62)
Net change in minimum pension liability adjustment	(5,286)	2,039	(3,247)

Other comprehensive income (loss)	$(5,387)	$2,078	$(3,309)

2002
Net gain (loss) on derivatives	$2,937	$(1,116)	$1,821
Net change in minimum pension liability adjustment	(16,613)	6,976	(9,637)

Other comprehensive income (loss)	$(13,676)	$5,860	$(7,816)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Capital Transactions

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

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The Company achieved more than 80% of the overall goal achievement factor in 2004, 2003 and 2002, resulting in compensation expense of $2.0 million, $1.8 million and $2.3 million, respectively. As of January 2, 2005, the fair market value of the potentially issuable shares (100,000 shares) in the future under this award approximated $5.7 million.

The increase in the number of shares outstanding in 2004 as compared to 2002 was due to the issuance of 250,000 shares of Common Stock related to the exercise of the stock options in 2002 and the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in each of the years 2004, 2003 and 2002.

Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock. There is no trading market for the Company’s Class B Common Stock.

17.    Benefit Plans

Retirement benefits under the two Company-sponsored pension plans are based on the employee’s length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plans are based on the projected unit credit actuarial funding method and are limited to the amounts that are currently deductible for income tax purposes.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
	2004	2003
In Thousands
Projected benefit obligation at beginning of year	$146,802	$117,841
Service cost	5,908	4,363
Interest cost	9,062	8,129
Actuarial loss	13,301	20,306
Benefits paid	(4,303)	(3,837)
Change in plan provisions	30

Projected benefit obligation at end of year	$170,800	$146,802

Both of the Company’s pension plans projected benefit obligations and accumulated benefit obligations were in excess of plan assets at January 2, 2005 and December 28, 2003. The accumulated benefit obligation was $148.4 million and $128.2 million at January 2, 2005 and December 28, 2003, respectively.

Change in Plan Assets

	2004	2003
In Thousands
Fair value of plan assets at beginning of year	$101,293	$84,086
Actual return on plan assets	10,853	13,244
Employer contributions	28,000	7,800
Benefits paid	(4,303)	(3,837)

Fair value of plan assets at end of year	$135,843	$101,293

Funded Status

	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Funded status of the plans	$(34,957)	$(45,509)
Unrecognized prior service cost	99	90
Unrecognized net loss	65,151	58,236
Contributions from measurement date to fiscal year-end		4,600

Net amount recognized	$30,293	$17,417

Amounts Recognized in the Consolidated Balance Sheets

	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Accrued benefit liability	$(12,595)	$(26,888)
Intangible asset	99	90
Accumulated other comprehensive income	42,789	39,615
Contributions from measurement date to fiscal year-end		4,600

Net amount recognized	$30,293	$17,417

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Pension Cost

	Fiscal Year
	2004	2003	2002
In Thousands
Service cost	$5,908	$4,363	$4,006
Interest cost	9,062	8,129	7,305
Expected return on plan assets	(9,306)	(6,898)	(7,139)
Amortization of prior service cost	20	21	(88)
Recognized net actuarial loss	4,840	4,062	2,098

Net periodic pension cost	$10,524	$9,677	$6,182

Significant Assumptions Used

	2004	2003	2002
Weighted average discount rate used in determining net periodic pension cost	6.25%	7.00%	7.25%
Weighted average discount rate used in determining the actuarial present value of the projected benefit obligation	6.00%	6.25%	7.00%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	9.00%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%

Measurement date	Nov. 30	Nov. 30	Nov. 30

A .25% increase or decrease in the discount rate assumption at the beginning of 2004 would have impacted the projected benefit obligation and net periodic pension cost as follows:

In Thousands	.25% Increase	.25% Decrease
Impact on:
Projected benefit obligation at January 2, 2005	$(7,409)	$7,902
Net periodic pension cost in 2004	(1,033)	1,097

Cash Flows

In Thousands
Expected employer contributions for 2005	$12,000

Anticipated future benefit payments reflecting expected future service for the fiscal years:
2005	$4,489
2006	4,743
2007	5,029
2008	5,503
2009	5,889
2010 – 2014	39,576

There is no minimum actuarial required contribution for the two Company-sponsored pension plans in 2005.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The Company’s pension plans target asset allocation for 2005, asset allocation at January 2, 2005 and December 28, 2003 and the expected weighted average long-term rate of return by asset category were as follows:

	Target Allocation 2005	Percentage of Plan Assets at Fiscal Year-End		Weighted Average Expected Long-Term Rate of Return – 2004
		2004	2003
U.S. large capitalization equity securities	40%	39%	40%	3.4%
U.S. small/mid-capitalization equity securities	10%	10%	11%	1.0%
International equity securities	15%	14%	15%	1.5%
Debt securities	35%	29%	34%	2.1%
Short-term investments		8%

Total	100%	100%	100%	8.0%

The investments in the Company’s pension plans include U.S. equities, international equities and fixed income instruments. All of the plan assets are invested in institutional investment funds managed by professional investment advisors. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30%—45% in large capitalization U.S. equities, 0%—20% in small and mid-capitalization U.S. equities, 0%—20% in non-U.S. equities and 10%—50% in fixed income instruments. The Company currently has 63% of its plan investments in equities, 29% in fixed income instruments and 8% in short-term investments. The allocation to short-term investments is temporary and due to the significant contributions made to the plans during 2004. The short-term investments will be invested in accordance with the Company’s target allocation during 2005.

U.S. large capitalization equities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. Small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the United States. Debt securities at January 2, 2005 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 8.0% was used in determining both 2004 and 2003 net periodic pension cost. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans was $1.3 million each year for all periods presented.

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total costs for this benefit in 2004, 2003 and 2002 were $4.3 million, $4.0 million and $3.8 million, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. The Company amended certain provisions of this postretirement benefit plan in 2002. Under the amended plan, qualifying active employees will be eligible for coverage upon retirement until they become eligible for Medicare (normally age 65), at which time coverage under the plan will cease.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The postretirement benefit obligation as of January 2, 2005 and the net periodic postretirement cost in 2004 were not impacted by the Act.

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
	2004	2003
In Thousands
Benefit obligation at beginning of year	$46,874	$48,271
Service cost	549	512
Interest cost	2,819	3,159
Plan participants’ contributions	735	674
Actuarial loss (gain)	5,832	(2,826)
Benefits paid	(3,453)	(2,916)

Benefit obligation at end of year	$53,356	$46,874

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,718	2,242
Plan participants’ contributions	735	674
Benefits paid	(3,453)	(2,916)

Fair value of plan assets at end of year	$—	$—

	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Funded status of the plan	$(53,356)	$(46,874)
Unrecognized net loss	21,433	16,427
Unrecognized prior service cost	(2,074)	(2,370)
Contributions between measurement date and fiscal year-end	782	814

Accrued liability	$(33,215)	$(32,003)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
	2004	2003	2002
In Thousands
Service cost	$549	$512	$403
Interest cost	2,819	3,159	3,238
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	827	931	1,155
Amortization of prior service cost	(272)	(272)	(271)

Net periodic postretirement benefit cost	$3,898	$4,305	$4,500

The weighted average discount rate used to estimate the postretirement benefit obligation was 6.00%, 6.00% and 6.75% as of January 2, 2005, December 28, 2003 and December 29, 2002, respectively. The measurement dates were September 30 of each year 2004, 2003 and 2002, respectively.

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2004 was 10% graded down to an ultimate rate of 5% by 2009. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2003 was 10% graded down to an ultimate rate of 5% by 2008. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2002 was 11% graded down to an ultimate rate of 5% by 2007.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and net periodic postretirement benefit cost as follows:

In Thousands	1% Increase	1% Decrease
Impact on:
Postretirement benefit obligation at January 2, 2005	$7,678	$(6,640)
Net periodic postretirement benefit cost in 2004	631	(545)

A .25% increase or decrease in the discount rate assumption at the beginning of fiscal year 2004 would have impacted the projected benefit obligation and net periodic postretirement benefit cost as follows:

In Thousands	.25% Increase	.25% Decrease
Impact on:
Postretirement benefit obligation at January 2, 2005	$(1,783)	$1,884
Net periodic postretirement benefit cost in 2004	(148)	157

Cash Flows

In Thousands
Expected employer contributions for 2005	$2,544

Anticipated future benefit payments reflecting expected future service for the fiscal years:
2005	$2,544
2006	2,639
2007	2,779
2008	2,891
2009	2,979
2010—2014	15,709

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of soft drink products of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of January 2, 2005, The Coca-Cola Company had a 27.4% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
	2004	2003	2002
In Millions
Payments by the Company for concentrate, syrup, sweetener and other miscellaneous purchases	$287.2	$284.3	$287.5
Marketing funding support payments to the Company	31.3	53.4	56.0

Payments net of marketing funding support	$255.9	$230.9	$231.5

Payments by the Company for customer marketing programs	$39.3	$50.5	$50.2
Payments by the Company for cold drink equipment parts	4.0	4.4	4.6
Payments by the Company for local media	—	.2	—
Fountain delivery and equipment repair fees paid to the Company	7.6	7.2	6.6
Local media and presence marketing support provided by The Coca-Cola Company on the Company’s behalf	12.9	13.0	17.7

Marketing funding support included favorable nonrecurring items of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company during the first quarter of 2004.

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $26.2 million, $24.5 million and $23.6 million in 2004, 2003 and 2002, respectively. Purchases from CCE under this arrangement were $19.0 million, $20.9 million and $20.3 million in 2004, 2003 and 2002, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of January 2, 2005, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with all the other Coca-Cola bottlers in the United States, the Company has become a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) in 2004. The Company paid $.4 million and $.2 million to CCBSS for its share of CCBSS’ administrative costs in 2004 and 2003, respectively. CCE is also a member of CCBSS.

The Company entered into an agreement for consulting services with J. Frank Harrison, Jr., the former Chairman of the Board of Directors of the Company, beginning in 1997. Payments related to the consulting services agreement totaled $183,333 in 2002. Mr. Harrison, Jr. passed away in November 2002. An accrual of $3.8 million related to a retirement benefit payable to Mr. Harrison, Jr. was reversed in the fourth quarter of 2002.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2003, the Company purchased an additional 22.7% interest in Piedmont from The Coca-Cola Company for $53.5 million, increasing its ownership interest in Piedmont to 77.3%. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during 2004, 2003 and 2002 totaling $77.2 million, $67.6 million and $55.4 million, respectively. The Company received $20.8 million, $17.6 million and $17.9 million for management services pursuant to its management agreement with Piedmont for 2004, 2003 and 2002, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of January 2, 2005, the Company had loaned $124.2 million to Piedmont. All amounts outstanding under this loan will become due and payable on December 31, 2005. The Company plans to provide for Piedmont’s future financing requirements under comparable terms. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $8.7 million, $8.4 million and $8.7 million in 2004, 2003 and 2002, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to $.2 million each year for all periods presented. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

On November 30, 1992, the Company and the previous owner of the Company’s Snyder Production Center (“SPC”) in Charlotte, North Carolina, who was unaffiliated with the Company, agreed to the early termination of the SPC lease. Harrison Limited Partnership One (“HLP”) purchased the property contemporaneously with the termination of the lease, and the Company leased SPC from HLP pursuant to a ten-year lease that was to expire on November 30, 2002. HLP’s sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is a trustee. On August 9, 2000, a Special Committee of the Board of Directors approved the sale by the Company of property and improvements adjacent to SPC to HLP and a new lease of both the conveyed property and SPC with HLP, which expires on December 31, 2010. The sale closed on December 15, 2000 at a price of $10.5 million. The annual base rent the Company was obligated to pay for its lease of this property is subject to adjustment for increases or decreases in interest rates, using LIBOR as the measurement device.

The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to this lease as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The principal balance outstanding as of January 2, 2005 was $40.3 million.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
	2004	2003	2002
In Millions
Minimum rentals	$4.3	$4.2	$4.1
Contingent rentals	(1.5)	(1.5)	(1.2)

Total rental payments	$2.8	$2.7	$2.9

The contingent rentals in 2004, 2003 and 2002 reduce the minimum rentals as a result of decreases in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor are recorded as adjustments to interest expense.

In May 2000, the Company entered into a five-year consulting agreement with Reid M. Henson. Mr. Henson served as a Vice Chairman of the Board of Directors from 1983 to May 2000. Payments in 2004, 2003 and 2002 related to the consulting agreement totaled $350,000 in each year.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company recorded a capital lease of $32.4 million related to these facilities. The lease obligation was capitalized because the Company received a renewal option to extend the term of the lease, which it expects to exercise. The principal balance outstanding as of January 2, 2005 was $32.0 million. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the Adjusted Eurodollar Rate as the measurement device.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
	2004	2003	2002
In Millions
Minimum rentals	$3.2	$3.2	$3.2
Contingent rentals	(.3)	(.4)	(.4)

Total rental payments	$2.9	$2.8	$2.8

The contingent rentals in 2004, 2003 and 2002 reduce minimum rentals as a result of decreases in interest rates partially offset by increases in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index or changes in the interest rate factor are recorded as adjustments to interest expense beginning in March 2004. Prior to March 2004, changes in the Consumer Price Index or changes in the interest rate factor were recorded as adjustments to rent expense in S,D&A expenses.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $59.3 million, $51.1 million and $45.6 million in 2004, 2003 and 2002, respectively. In conjunction with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $22.1 million as of January 2, 2005.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $108 million, $105 million and $110 million in 2004, 2003 and 2002, respectively. The Company manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.6 million, $1.3 million and $1.3 million in 2004, 2003 and 2002, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $19.3 million as of January 2, 2005.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Fiscal Year
	2004	2003	2002
In Thousands (Except Per Share Data)
Numerator:
Numerator for basic net income and diluted net income per share	$21,848	$30,703	$22,823

Denominator:
Denominator for basic net income per share—weighted average common shares	9,063	9,043	8,861
Effect of dilutive securities	—	—	60

Denominator for diluted net income per share—adjusted weighted average common shares	9,063	9,043	8,921

Basic net income per share	$2.41	$3.40	$2.58

Diluted net income per share	$2.41	$3.40	$2.56

20.    Risks and Uncertainties

Approximately 90% of the Company’s sales volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 10% of the Company’s sales volume to retail customers are products of other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

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

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2004, approximately 66% of the Company’s sales volume to retail customers was sold for future consumption. The remaining 34% of the Company’s sales volume to retail customers was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 13% and 10% of the Company’s total sales volume to retail customers during 2004, respectively. Wal-Mart Stores, Inc. accounted for approximately 10% of the Company’s total net sales.

The Company makes significant expenditures each year on fuel for product delivery. Material increases in the cost of fuel may result in a reduction in earnings to the extent the Company is not able to increase its selling prices to offset an increase in fuel costs.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less than 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering less than 6% of the Company’s employees expire during 2005.

Material changes in the performance requirements or decreases in the levels of marketing funding support historically provided under marketing programs with The Coca-Cola Company and other beverage companies, or the Company’s inability to meet the performance requirements for the anticipated levels of such marketing funding support payments, would adversely affect future earnings. The Coca-Cola Company and other beverage companies are under no obligation to continue marketing funding support at past levels.

Changes in the market value of assets in the Company-sponsored pension plans as well as changes in the discount rate may result in significant changes in net periodic pension cost and the Company’s contributions to the plans.

Changes in the health care cost trend as well as changes in the discount rate may result in significant changes in postretirement benefit cost.

Changes in the insurance markets may significantly impact insurance premiums or, in certain situations, may impact the Company’s ability to secure insurance coverage.

21.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
	2004	2003	2002
In Thousands
Accounts receivable, trade, net	$186	$(2,674)	$4,836
Accounts receivable from The Coca-Cola Company	11,063	(5,120)	(7,988)
Accounts receivable, other	1,026	6,338	(9,398)
Inventories	(1,597)	1,757	7,164
Prepaid expenses and other current assets	(1,429)	(671)	(1,377)
Accounts payable, trade	(8,504)	1,190	4,089
Accounts payable to The Coca-Cola Company	6,443	(9,653)	6,483
Other accrued liabilities	(14,916)	(4,445)	(20,987)
Accrued compensation	(845)	(209)	3,880
Accrued interest payable	475	275	(2,347)

Increase in current assets less current liabilities	$(8,098)	$(13,212)	$(15,645)

Cash payments for interest and income taxes were as follows:

	Fiscal Year
	2004	2003	2002
In Thousands
Interest	$44,123	$42,722	$52,572
Income taxes (net of refunds)	3,381	(7,172)	3,138

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    New Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which became effective in 2004. The adoption of this Staff Position did not have an impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance and is effective for fiscal periods beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The Company estimates that the deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 will have a modest benefit on future income taxes.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended January 2, 2005 and December 28, 2003.

	Quarter
In Thousands (Except Per Share Data)	1	2	3	4
Year Ended January 2, 2005
Net sales	$282,727	$333,711	$321,336	$318,708
Gross margin	140,517	160,685	151,398	147,610
Net income	2,795	10,623	6,108	2,322
Basic net income per share	.31	1.17	.67	.26
Diluted net income per share	.31	1.17	.67	.26

	Quarter
In Thousands (Except Per Share Data)	1	2	3	4
Year Ended December 28, 2003
Net sales	$275,200	$318,165	$325,637	$291,763
Gross margin	134,549	153,104	156,688	139,826
Net income	1,407	11,900	13,846	3,550
Basic net income per share	.16	1.32	1.53	.39
Diluted net income per share	.16	1.32	1.53	.39

Due to the 53-week fiscal year in 2004, the fourth quarter of 2004 had fourteen weeks compared to thirteen weeks in the fourth quarter of 2003. Net income in the fourth quarter of 2004 was impacted by a $1.2 million charge to interest expense ($.7 million after income tax effect) related to a state income tax audit.

Sales are seasonal, with the highest sales volume occurring in May, June, July and August.

Management’s Report on Internal Control over Financial Reporting

Management of Coca-Cola Bottling Co. Consolidated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 2, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of January 2, 2005 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 75 and 76, which expresses unqualified opinions on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005.

March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

We have completed an integrated audit of Coca-Cola Bottling Co. Consolidated’s January 2, 2005 consolidated financial statements and of its internal control over financial reporting as of January 2, 2005 and audits of its December 28, 2003 and December 29, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting listed in the index appearing under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of January 2, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina

March 14, 2005

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 23 to the consolidated financial statements.

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

See page 74 for “Management’s Report on Internal Control over Financial Reporting.” See pages 75 and 76 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

Part III

Item 10.    Directors and Executive Officers of the Company

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Election of Directors” section of the Proxy Statement for the 2005 Annual Meeting of Stockholders which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Item 11.    Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Election of Directors—Director Compensation” sections of the Proxy Statement for the 2005 Annual Meeting of Stockholders which are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders,” “Election of Directors—Beneficial Ownership of Management” and “Equity Compensation Plans” sections of the Proxy Statement for the 2005 Annual Meeting of Stockholders which are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the “Certain Transactions” section of the Proxy Statement for the 2005 Annual Meeting of Stockholders which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see the “Independent Auditors” section of the Proxy Statement for the 2005 Annual Meeting of Stockholders which is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

(1)	Financial Statements

(2)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts and Reserves

All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Listing of Exhibits

Exhibit Index

Number	Description	Incorporated by Reference or Filed Herewith

(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).

(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).

(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (File No. 2-97822) on Form S-1 as filed on May 31, 1985 (File No. 0-9286).

(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A., as Successor, as Trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.3)	Form of the Company’s 6.85% Debentures due 2007.	Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.4)	Form of the Company’s 7.20% Debentures due 2009.	Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(4.5)	Form of the Company’s 6.375% Debentures due 2009.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999 (File No. 0-9286).

(4.6)	Amended and Restated Promissory Note, dated as of November 22, 2002, by and between Piedmont Coca-Cola Bottling Partnership and the Company.	Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.7)	$125,000,000 Credit Agreement, dated as of December 20, 2002, between the Company and Citibank, N.A. as Administrative Agent and other banks named therein.	Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.8)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002 (File No. 0-9286).

(4.9)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).

(4.10)	Waiver, dated as of October 24, 2003, of certain provisions of the $125,000,000 Credit Agreement designated as Exhibit 4.7, between the Company and Citibank, N.A., as Administrative Agent, and other banks named therein.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003. (File No. 0-9286).

(4.11)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

(10.1)	Stock Rights and Restrictions Agreement, dated January 27, 1989, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.2)	Description and examples of bottling franchise agreements between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.3)	Lease, dated as of January 1, 1999, by and between the Company and the Ragland Corporation, related to the production/distribution facility in Nashville, Tennessee.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.4)	Purchase and Sale Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One, related to land adjacent to the Snyder Production Center in Charlotte, North Carolina.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith

(10.5)	Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One, related to the Snyder Production Center in Charlotte, North Carolina and a distribution center adjacent thereto.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.6)	Partnership Agreement of Carolina Coca-Cola Bottling Partnership,* dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002. (File No. 0-9286).

(10.7)	Management Agreement, dated as of July 2, 1993, by and among the Company, Carolina Coca-Cola Bottling Partnership,* CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002. (File No. 0-9286).

(10.8)	First Amendment to Management Agreement designated as Exhibit 10.7, dated as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.9)	Amended and Restated Guaranty Agreement, dated as of July 15, 1993, with Southeastern Container, Inc.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.10)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations LLC, a wholly-owned subsidiary of the Company and South Atlantic Canners, Inc.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).

(10.11)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.12)	Guaranty Agreement, dated as of May 18, 2000, between the Company and Wachovia Bank of North Carolina, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).

(10.13)	Guaranty Agreement, dated as of December 1, 2001, between the Company and Wachovia, N.A.	Exhibit 10.18 to the Company’s. Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).

(10.14)	Description of the Company’s 2005 Bonus Plan for officers. **	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2005 (File No. 0-9286).

(10.15)	Retirement and Consulting Agreement, effective as of May 31, 2000, between the Company and Reid M. Henson. **	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith

(10.16)	Agreement to assume liability for postretirement benefits between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.17)	Lease Agreement, dated as of January 5, 1999, between the Company and Beacon Investment Corporation, related to the Company’s corporate headquarters and an adjacent office building in Charlotte, North Carolina.	Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (File No. 0-9286).

(10.18)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, dated as of January 1, 1998. **	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).

(10.19)	Restricted Stock Award to J. Frank Harrison, III (effective January 4, 1999). **	Annex A to the Company’s Proxy Statement for the 1999 Annual Meeting (File No. 0-9286).

(10.20)	Supplemental Savings Incentive Plan, as amended and restated as of December 28, 2003, between Eligible Employees of the Company and the Company. **	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).

(10.21)	Officer Retention Plan (ORP), as amended and restated as of January 1, 2001, between Eligible Employees of the Company and the Company. **	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 (File No. 0-9286).

(10.22)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, The Coca-Cola Company and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0-9286).

(10.23)	First Amendment to Lease (relating to the Lease Agreement designated as Exhibit 10.3) and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between Ragland Corporation and the Company.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.24)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, dated as of December 11, 2002, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.25)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of December 27, 2003, between the Company and Eligible Employees of the Company. **	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).

(10.26)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith

(10.27)	Amendment to Officer Retention Plan Agreement by and between the Company and David V. Singer, effective as of January 12, 2004. **	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).

(10.28)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III. **	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).

(10.29)	Consulting Agreement, effective as of March 1, 2005, between the Company and Robert D. Pettus, Jr. **	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2005 (File No. 0-9286).

(21.1)	List of subsidiaries.	Filed herewith.

(23.1)	Consent of Independent Registered Public Accounting Firm to Incorporation by reference into Form S-3 (Registration No. 33-54657) and Form S-3 (Registration No. 333-71003).	Filed herewith.

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Carolina Coca-Cola Bottling Partnership’s name was changed to Piedmont Coca-Cola Bottling Partnership.

**	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

(b)	Exhibits.

See Item 15(a)(3)

(c)	Financial Statement Schedules.

See Item 15(a)(2)

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:

Fiscal year ended January 2, 2005	$1,723	$339	$384	$1,678

Fiscal year ended December 28, 2003	$1,676	$494	$447	$1,723

Fiscal year ended December 29, 2002	$1,863	$1,190	$1,377	$1,676

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: March 15, 2005	By:	/S/ J. FRANK HARRISON, III
J. Frank Harrison, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/S/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 15, 2005

By:	/S/ H. W. MCKAY BELK H. W. McKay Belk	Director	March 15, 2005

By:	/S/ SHARON A. DECKER Sharon A. Decker	Director	March 15, 2005

By:	/S/ WILLIAM B. ELMORE William B. Elmore	President, Chief Operating Officer and Director	March 15, 2005

By:	/S/ JAMES E. HARRIS James E. Harris	Director	March 15, 2005

By:	/S/ DEBORAH S. HARRISON Deborah S. Harrison	Director	March 15, 2005

By:	/S/ NED R. MCWHERTER Ned R. McWherter	Director	March 15, 2005

By:	/S/ JOHN W. MURREY, III John W. Murrey, III	Director	March 15, 2005

By:	/S/ ROBERT D. PETTUS, JR. Robert D. Pettus, Jr.	Vice Chairman of the Board of Directors and Director	March 15, 2005

By:	/S/ CARL WARE Carl Ware	Director	March 15, 2005

By:	/S/ DENNIS A. WICKER Dennis A. Wicker	Director	March 15, 2005

By:	/S/ DAVID V. SINGER David V. Singer	Executive Vice President and Chief Financial Officer	March 15, 2005

By:	/S/ STEVEN D. WESTPHAL Steven D. Westphal	Vice President, Controller and Chief Accounting Officer	March 15, 2005