Form 10-Q
period 2005-04-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2005-05-12
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2005
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,440,752

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005

PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited April 3, 2005	Jan. 2, 2005	Unaudited March 28, 2004
ASSETS

Current Assets:
Cash	$9,068	$8,885	$11,033
Accounts receivable, trade, less allowance for doubtful accounts of $1,166, $1,678 and $1,750	88,034	82,036	81,490
Accounts receivable from The Coca-Cola Company	15,104	7,049	22,979
Accounts receivable, other	6,142	9,637	3,080
Inventories	54,604	48,886	51,598
Cash surrender value of life insurance, net			20,009
Prepaid expenses and other current assets	10,423	7,935	9,321

Total current assets	183,375	164,428	199,510

Property, plant and equipment, net	408,793	418,853	432,282
Leased property under capital leases, net	75,954	76,857	74,810
Other assets	26,738	25,270	26,922
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	5,525	5,934	8,256

Total	$1,323,106	$1,314,063	$1,364,501

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited April 3, 2005	Jan. 2, 2005	Unaudited March 28, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Portion of long-term debt payable within one year		$8,000	$39
Current portion of obligations under capital leases	$1,857	1,826	1,830
Accounts payable, trade	37,601	30,989	35,050
Accounts payable to The Coca-Cola Company	27,654	18,223	20,410
Accrued compensation	8,499	17,186	10,363
Other accrued liabilities	48,522	50,409	50,732
Accrued interest payable	16,063	11,864	17,510

Total current liabilities	140,196	138,497	135,934
Deferred income taxes	167,906	170,437	157,835
Pension and postretirement benefit obligations	42,044	42,361	47,075
Other liabilities	81,560	80,401	78,744
Obligations under capital leases	78,726	79,202	75,767
Long-term debt	709,439	700,039	779,739

Total liabilities	1,219,871	1,210,937	1,275,094

Commitments and Contingencies (Note 14)

Minority interest	39,207	38,687	35,318

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized - 30,000,000 shares; Issued - 9,704,951 shares	9,704	9,704	9,704
Class B Common Stock, $1.00 par value:
Authorized - 10,000,000 shares; Issued - 3,068,866, 3,048,866 and 3,048,866 shares	3,069	3,049	3,049
Capital in excess of par value	99,376	98,255	98,255
Retained earnings	38,936	40,488	28,232
Accumulated other comprehensive loss	(25,803)	(25,803)	(23,897)

	125,282	125,693	115,343
Less-Treasury stock, at cost:
Common - 3,062,374 shares	60,845	60,845	60,845
Class B Common - 628,114 shares	409	409	409

Total stockholders’ equity	64,028	64,439	54,089

Total	$1,323,106	$1,314,063	$1,364,501

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2005	2004
Net sales	$306,257	$282,727
Cost of sales, excluding depreciation expense shown below	166,315	142,210

Gross margin	139,942	140,517
Selling, delivery and administrative expenses, excluding depreciation expense shown below	109,111	106,570
Depreciation expense	17,196	17,652
Amortization of intangibles	409	795

Income from operations	13,226	15,500

Interest expense	11,498	10,308
Minority interest	520	447

Income before income taxes	1,208	4,745
Income taxes	489	1,950

Net income	$719	$2,795

Basic net income per share	$.08	$.31

Diluted net income per share	$.08	$.31

Weighted average number of common shares outstanding	9,083	9,063

Weighted average number of common shares outstanding-assuming dilution	9,083	9,063

Cash dividends per share
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472
Comprehensive income:
Net income				2,795			2,795
Net gain on derivatives, net of tax					33		33

Total comprehensive income							2,828
Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)
Class B Common ($.25 per share)				(605)			(605)
Issuance of 20,000 shares of Class B Common Stock		20	1,035				1,055

Balance on March 28, 2004	$9,704	$3,049	$98,255	$28,232	$(23,897)	$(61,254)	$54,089

Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439
Comprehensive income:
Net income				719			719

Total comprehensive income							719
Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)
Class B Common ($.25 per share)				(610)			(610)
Issuance of 20,000 shares of Class B Common Stock		20	1,121				1,141

Balance on April 3, 2005	$9,704	$3,069	$99,376	$38,936	$(25,803)	$(61,254)	$64,028

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2005	2004
Cash Flows from Operating Activities
Net income	$719	$2,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,196	17,652
Amortization of intangibles	409	795
Deferred income taxes	489	1,950
Losses on sale of property, plant and equipment	161	470
Amortization of debt costs	270	277
Amortization of deferred gain related to terminated interest rate agreements	(419)	(534)
Minority interest	520	447
Increase in current assets less current liabilities	(11,015)	(4,910)
(Increase) decrease in other noncurrent assets	(1,704)	440
Increase in other noncurrent liabilities	1,557	2,642
Other		(301)

Total adjustments	7,464	18,928

Net cash provided by operating activities	8,183	21,723

Cash Flows from Financing Activities
Payment of long-term debt		(25,000)
Payment of current portion of long-term debt		(39)
Proceeds from (repayment of) lines of credit, net	1,400	2,100
Cash dividends paid	(2,271)	(2,266)
Principal payments on capital lease obligations	(445)	(411)
Other	(290)	(651)

Net cash used in financing activities	(1,606)	(26,267)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(6,701)	(11,286)
Proceeds from the sale of property, plant and equipment	307	905
Proceeds from the redemption of life insurance policies		7,914

Net cash used in investing activities	(6,394)	(2,467)

Net increase (decrease) in cash	183	(7,011)
Cash at beginning of period	8,885	18,044

Cash at end of period	$9,068	$11,033

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,141	$1,055
Capital lease obligations incurred		32,445

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

The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form

10-K for the year ended January 2, 2005 filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current year classifications.

2. Seasonality of Business

Operating results for the first quarter of 2005 are not indicative of results that may be expected for the fiscal year ending January 1, 2006 because of business seasonality. Historically, business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation, amortization and interest expense, are not significantly impacted by business seasonality.

3. Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) to distribute and market nonalcoholic beverages primarily in portions of North Carolina and South Carolina. The Company provides a portion of the finished products to Piedmont at cost and receives a fee for managing the business of Piedmont pursuant to a management agreement.

Minority interest as of April 3, 2005, January 2, 2005 and March 28, 2004 represents the portion of Piedmont owned by The

Coca-Cola Company, which was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories

Inventories were summarized as follows:

In Thousands	April 3, 2005	Jan. 2, 2005	March 28, 2004
Finished products	$30,793	$25,026	$27,081
Manufacturing materials	9,062	10,148	8,176
Plastic shells, plastic pallets and other	14,749	13,712	16,341

Total inventories	$54,604	$48,886	$51,598

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	April 3, 2005	Jan. 2, 2005	March 28, 2004	Estimated Useful Lives
Land	$12,822	$12,822	$12,702
Buildings	114,225	114,176	112,438	10-50 years
Machinery and equipment	91,804	92,307	89,824	5-20 years
Transportation equipment	163,840	163,707	160,141	4-13 years
Furniture and fixtures	41,689	39,228	38,824	4-10 years
Cold drink equipment	348,085	347,971	344,600	6-13 years
Leasehold and land improvements	55,341	55,210	53,585	5-20 years
Software for internal use	28,768	28,607	26,844	3-10 years
Construction in progress	6,442	5,667	12,899

Total property, plant and equipment, at cost	863,016	859,695	851,857
Less: Accumulated depreciation and amortization	454,223	440,842	419,575

Property, plant and equipment, net	$408,793	$418,853	$432,282

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

In Thousands	April 3, 2005	Jan. 2, 2005	March 28, 2004	Estimated Useful Lives
Leased property under capital leases	$84,035	$84,035	$80,942	1-29 years
Less: Accumulated amortization	8,081	7,178	6,132

Leased property under capital leases, net	$75,954	$76,857	$74,810

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

7. Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

In Thousands	April 3, 2005	Jan. 2, 2005	March 28, 2004
Franchise rights	$677,769	$677,769	$677,769
Goodwill	155,487	155,487	155,487

Franchise rights and goodwill	833,256	833,256	833,256
Less: Accumulated amortization	210,535	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721	$622,721

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	April 3, 2005	Jan. 2, 2005	March 28, 2004	Estimated Useful Lives
Other identifiable intangible assets	$61,102	$61,102	$61,102	3-20 years
Less: Accumulated amortization	55,577	55,168	52,846

Other identifiable intangible assets, net	$5,525	$5,934	$8,256

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	April 3, 2005	Jan. 2, 2005	March 28, 2004
Accrued marketing costs	$5,493	$9,289	$7,380
Accrued insurance costs	10,641	11,129	12,038
Accrued taxes (other than income taxes)	2,730	1,670	2,669
Employee benefit plan accruals	9,952	9,009	9,675
All other accrued expenses	19,706	19,312	18,970

Total	$48,522	$50,409	$50,732

10. Long-Term Debt

Long-term debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	April 3, 2005	Jan. 2, 2005	March 28, 2004
Lines of Credit	2005	3.34%	Varies	$9,400	$8,000	$19,700
Term Loan			Varies			60,000
Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	100,000	100,000	100,000
Debentures	2009	6.38%	Semi-annually	250,000	250,000	250,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Other notes payable	2006	5.75%	Quarterly	39	39	78

				709,439	708,039	779,778
Less: Portion of long-term debt payable within one year					8,000	39

Long-term debt				$709,439	$700,039	$779,739

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

The Company has obtained the majority of its long-term financing from the public markets. As of April 3, 2005, $700 million of the Company’s total outstanding debt balance of $709.4 million was financed through publicly offered debt. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of those institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

As of April 3, 2005, the Company had $125 million available under its revolving credit facility to meet its cash requirements. On April 3, 2005, there were no amounts outstanding under this facility. On April 7, 2005, the Company entered into a new $100 million revolving credit facility replacing the $125 million facility which was scheduled to expire in December 2005. The new $100 million facility matures in April 2010. The new revolving credit facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at April 3, 2005, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company intends to renew such borrowings as they mature. To the extent that these borrowings and borrowings under the revolving credit facility do not exceed the amount available under the Company’s revolving credit facility, and the term of the revolving credit facility matures in more than 12 months, they are classified as noncurrent liabilities. On April 3, 2005, $9.4 million was outstanding under these lines of credit.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.8%, 5.6% and 5.0% for its debt and capital lease obligations as of April 3, 2005, January 2, 2005 and March 28, 2004, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% for the first quarter of 2005 compared to 4.9% for the first quarter of 2004. As of April 3, 2005, approximately 43% of the Company’s debt and capital lease obligations of $790.0 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, interest expense for the first quarter ended April 3, 2005 would have increased by approximately $.8 million and net income would have been reduced by approximately $.5 million.

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

Derivative financial instruments were summarized as follows:

	April 3, 2005		January 2, 2005		March 28, 2004
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement - floating	$25,000	2.67 years	$25,000	2.92 years	$25,000	3.67 years
Interest rate swap agreement - floating	25,000	2.67 years	25,000	2.92 years	25,000	3.67 years
Interest rate swap agreement - floating	50,000	4.17 years	50,000	4.42 years	50,000	5.17 years
Interest rate swap agreement - floating	50,000	2.67 years	50,000	2.92 years	50,000	3.67 years
Interest rate swap agreement - floating	50,000	4.33 years	50,000	4.58 years	50,000	5.33 years
Interest rate swap agreement - floating	50,000	7.67 years	50,000	7.92 years	50,000	8.67 years

	March 28, 2004
In Thousands	Notional Amount	Start Date	Length of Term
Forward interest rate agreement-fixed	$50,000	5/01/03	1 year
Forward interest rate agreement-fixed	50,000	5/15/03	1 year
Forward interest rate agreement-fixed	50,000	5/30/03	1 year

The Company had six interest rate swap agreements as of April 3, 2005 with varying terms that effectively converted $250 million of the Company’s fixed rate debt to a floating rate. All of the interest rate swap agreements have been accounted for as fair value hedges.

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

Non-Public Variable Rate Long-Term Debt

The fair values of the Company’s variable rate borrowings approximate their carrying amount.

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

Letters of Credit

The fair values of the Company’s letters of credit are based on the notional amounts of the instruments.

The carrying amounts and fair values of the Company’s long-term debt, derivative financial instruments and letters of credit were as follows:

	April 3, 2005		January 2, 2005		March 28, 2004
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt	$700,000	$725,757	$700,000	$738,666	$700,000	$762,398
Non-public variable rate long-term debt	9,400	9,400	8,000	8,000	79,700	79,700
Non-public fixed rate long-term debt	39	39	39	39	78	82
Interest rate swap agreements and forward interest rate agreements	7,624	7,624	1,594	1,594	(4,749)	(4,749)
Letters of credit	—	17,138	—	15,826	—	11,888

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Values of Financial Instruments

The fair values of the interest rate swap agreements at April 3, 2005 and January 2, 2005 represent the estimated amounts the Company would have paid upon termination of these agreements. The fair values of the interest rate swap agreements and forward interest rate agreements at March 28, 2004 represent the estimated amount the Company would have received upon termination of these agreements.

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	April 3, 2005	Jan. 2, 2005	March 28, 2004
Accruals for executive benefit plans	$61,364	$59,824	$55,193
Other	20,196	20,577	23,551

Total	$81,560	$80,401	$78,744

14. Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member and has an ongoing business relationship. The amounts guaranteed were $43.8 million, $41.4 million and $42.3 million as of April 3, 2005, January 2, 2005 and March 28, 2004, respectively. The Company has not recorded any liability associated with these guarantees. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. Both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

The Company has identified the two cooperatives discussed above as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness, as discussed above. As of April 3, 2005, these entities had total assets of approximately $389.6 million, total debt of approximately $287.4 million and total revenues for the first quarter of 2005 of approximately $158.4 million. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s potential amount of payments under these guarantees on April 3, 2005 would have been $57.4 million. The Company’s maximum total exposure, including its equity investment, would have been $64.1 million. The Company has been purchasing products from each of these cooperatives for more than ten years.

The Company is involved in various claims, legal proceedings and tax matters which have arisen in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these claims, legal proceedings and tax matters, management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount or loss in excess of recorded amounts is believed to be reasonably possible.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

The provision for income taxes consisted of the following:

	First Quarter
In Thousands	2005	2004
Current:
Federal	$—	$—
State	—	—

Total current provision	$—	$—

Deferred:
Federal	$411	$1,665
State	78	285

Total deferred provision	489	1,950

Income tax expense	$489	$1,950

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	First Quarter
In Thousands	2005	2004
Statutory expense	$423	$1,661
State income taxes, net of federal benefit	51	185
Meals and entertainment	24	90
Other, net	(9)	14

Income tax expense	$489	$1,950

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

In Thousands	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
Balance as of December 28, 2003	$(62)	$(23,868)	$(23,930)
Change in fair market value of cash flow hedges, net of tax	33		33

Balance as of March 28, 2004	$(29)	$(23,868)	$(23,897)

Balance as of January 2, 2005 and April 3, 2005	$—	$(25,803)	$(25,803)

A summary of the changes of other comprehensive income (loss) was as follows:

In Thousands	Before-Tax Amount	Income Tax Effect	After-Tax Amount
First quarter 2005

Other comprehensive income (loss)	$—	$—	$—

First quarter 2004

Net gain (loss) on derivatives	$54	$(21)	$33

Other comprehensive income (loss)	$54	$(21)	$33

17. Capital Transactions

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. As of April 3, 2005, the fair market value of the potentially issuable shares (80,000 shares over the next four years) under this award approximated $4.2 million.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

On March 3, 2004, the Compensation Committee of the Board of Directors determined that 20,000 shares of restricted Class B Common Stock vested and should be issued pursuant to the performance-based award discussed above to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. On February 23, 2005, the Compensation Committee determined that an additional 20,000 shares of restricted Class B Common Stock vested.

The increase in the number of shares outstanding in the first quarter of 2005 and the first quarter of 2004 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in each quarter.

18. Benefit Plans

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

The components of net periodic pension cost were as follows:

	First Quarter
In Thousands	2005	2004
Service cost	$1,747	$1,477
Interest cost	2,529	2,266
Expected return on plan assets	(2,672)	(2,327)
Amortization of prior service cost	6	5
Recognized net actuarial loss	1,335	1,210

Net periodic pension cost	$2,945	$2,631

The Company contributed $3.0 million to its pension plans during the first quarter of 2005. The Company expects to make total contributions to its pension plans of $12 million during 2005.

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. Qualifying active employees are eligible for coverage upon retirement until they become eligible for Medicare (normally age 65), at which time coverage under the plan will cease. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2005	2004
Service cost	$172	$137
Interest cost	781	705
Amortization of unrecognized transitional assets	(6)	(6)
Recognized net actuarial loss	252	207
Amortization of prior service cost	(68)	(68)

Net periodic postretirement benefit cost	$1,131	$975

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The

Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of April 3, 2005, The Coca-Cola Company had a 27.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2005	2004
Payments by the Company for concentrate, syrup, sweetener and other miscellaneous purchases	$75.4	$69.2
Marketing funding support payments to the Company	5.2	13.3

Payments net of marketing funding support	$70.2	$55.9

Payments by the Company for customer marketing programs	$12.2	$9.4
Payments by the Company for cold drink equipment parts	.8	.9
Fountain delivery and equipment repair fees paid to the Company	1.9	1.7
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.6	1.2

Marketing funding support included favorable nonrecurring items of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company during the first quarter of 2004.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $7.7 million and $5.3 million in the first quarter of 2005 and the first quarter of 2004, respectively. Purchases from CCE under this arrangement were $4.9 million and $4.3 million in the first quarter of 2005 and the first quarter of 2004, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of April 3, 2005, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with all the other Coca-Cola bottlers in the United States, the Company has become a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) in 2004 and the first quarter of 2005. The Company paid $.1 million to CCBSS for its share of the administrative costs of CCBSS for the first quarter of 2005 and the first quarter of 2004, respectively. CCE is also a member of CCBSS.

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during the first quarter of 2005 and the first quarter of 2004 totaling $16.6 million and $17.6 million, respectively. The Company received $4.8 million and $4.0 million for management services pursuant to its management agreement with Piedmont for the first quarter of 2005 and the first quarter of 2004, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of April 3, 2005, the Company had loaned $123.9 million to Piedmont. All amounts outstanding under this loan will become due and payable on December 31, 2005. The Company plans to provide for Piedmont’s future financing requirements under comparable terms. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $2.2 million and $2.0 million in the first quarter of 2005 and the first quarter of 2004, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $50,000 during the first quarter of 2005 and the first quarter of 2004, respectively. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $16.8 million and $13.5 million in the first quarter of 2005 and the first quarter of 2004, respectively. In connection with its participation in one of these entities, which is a cooperative, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $23.1 million as of April 3, 2005.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $27.0 million and $23.1 million in the first quarter of 2005 and the first quarter of 2004, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.3 million and $.4 million in the first quarter of 2005 and the first quarter of 2004, respectively. The Company has also guaranteed a portion of debt for SAC. These guaranteed obligations amount to $20.7 million as of April 3, 2005.

The Company leases the Snyder Production Center and adjacent sales office (“SPC”), which is located in Charlotte, North Carolina, from Harrison Limited Partnership One (“HLP”). HLP’s sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is a trustee. The principal balance outstanding under this capital lease as of April 3, 2005 was $40.1 million. Rental payments related to this lease were $.8 million and $.7 million in the first quarter of 2005 and the first quarter of 2004, respectively.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a ten-year agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company recorded a capital lease of $32.4 million related to these facilities when the Company received a renewal option to extend the term of the lease, which it expects to exercise. The principal balance outstanding under this capital lease as of April 3, 2005 was $31.8 million. Rental payments related to this lease were $.8 million and $.7 million in the first quarter of 2005 and the first quarter of 2004, respectively.

In March 2005, the Company entered into a two-year consulting agreement with Robert D. Pettus, Jr. Mr. Pettus served as an officer of the Company in various capacities from 1984 and is currently the Vice Chairman of the Board of Directors of the Company. Mr. Pettus will receive $350,000 per year during the term of this consulting agreement.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	First Quarter
In Thousands (Except Per Share Data)	2005	2004
Numerator:
Numerator for basic net income per share and diluted net income per share	$719	$2,795

Denominator:
Denominator for basic net income per share and diluted net income per share – weighted average common shares	9,083	9,063

Basic net income per share	$.08	$.31

Diluted net income per share	$.08	$.31

No potentially dilutive shares were outstanding in either period presented.

21. Risks and Uncertainties

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During the first quarter of 2005, approximately 67% of the Company’s sales volume to retail customers was sold for future consumption. The remaining 33% of the Company’s sales volume to retail customers was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 14% and 10% of the Company’s total sales volume to retail customers during the first quarter of 2005, respectively. Wal-Mart Stores, Inc. accounted for approximately 11% of the Company’s total net sales during the first quarter of 2005.

The Company makes significant expenditures each year for aluminum cans and PET bottle containers and on fuel for product delivery. Material increases in the costs of aluminum cans, PET bottle containers or fuel may result in a reduction in earnings to the extent the Company is not able to increase its selling prices to offset increases in the costs of aluminum cans, PET bottle containers and fuel.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.

Less than 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering less than 6% of the Company’s employees expire during the remainder of 2005.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
In Thousands	2005	2004
Accounts receivable, trade, net	$(5,998)	$732
Accounts receivable from The Coca-Cola Company	(8,055)	(4,867)
Accounts receivable, other	495	7,583
Inventories	(5,718)	(4,309)
Prepaid expenses and other current assets	(2,483)	(2,498)
Accounts payable, trade	6,612	(4,443)
Accounts payable to The Coca-Cola Company	9,431	9,414
Other accrued liabilities	(2,203)	(5,527)
Accrued compensation	(7,546)	(7,581)
Accrued interest payable	4,450	6,586

Increase in current assets less current liabilities	$(11,015)	$(4,910)

23. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance and is effective for fiscal periods beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and is effective as of the beginning of the first quarter of fiscal year 2006. The Statement requires public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The Company estimates that the deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 will reduce the Company’s provision for income taxes in fiscal year 2005 by approximately $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction:

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business – a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis – a summary of the Company’s key priorities for 2005 and the next several years.

•	Overview of Operations and Financial Condition – a summary of key information concerning the financial results for the first quarter of fiscal year 2005 and changes from the first quarter of fiscal year 2004.

•	Discussion of Critical Accounting Policies and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for the first quarter of 2005 compared to the first quarter of 2004.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of the first quarter of 2005 compared to fiscal year-end 2004 and the end of the first quarter of 2004.

•	Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

The consolidated statements of operations and consolidated statements of cash flows for the quarters ended April 3, 2005 and March 28, 2004 and the consolidated balance sheets at April 3, 2005, January 2, 2005 and March 28, 2004 include the consolidated operations of the Company and its majority owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

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

The carbonated soft drink market and the noncarbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products and private label soft drinks. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Royal Crown and/or 7-Up products. During the last two years, volume of total carbonated soft drinks in the soft drink industry has been soft with volume declines in sugar carbonated beverages offset somewhat by volume growth from diet carbonated beverages, isotonics and bottled water. Volume in the soft drink industry has also been negatively impacted by less aggressive price promotion by some retailers in the supermarket channel.

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

Operating results for the first quarter of 2005 are not indicative of results that may be expected for the fiscal year ending January 1, 2006 because of business seasonality. Historically, business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation, amortization and interest expense, are not significantly impacted by business seasonality.

The Company’s bottle/can volume by product category as a percentage of total bottle/can volume was as follows:

	First Quarter
Product Category	2005	2004
Sugar carbonated soft drinks	61.0%	61.7%
Diet carbonated soft drinks	28.5%	28.4%

Total carbonated soft drinks	89.5%	90.1%

Bottled water	5.5%	5.5%
Isotonics	1.6%	1.3%
Other noncarbonated beverages	3.4%	3.1%

Total noncarbonated beverages	10.5%	9.9%

Total bottle/can volume	100.0%	100.0%

Areas of Emphasis

Key priorities for the Company during 2005 and over the next several years include revenue management, product innovation, distribution cost management and productivity.

Revenue Management

Revenue management includes striking the appropriate balance between generating growth in volume, gross margin and market share. It requires a strategy which reflects consideration for pricing of brands and packages within channels, as well as highly effective working relationships with customers and disciplined, fact-based decision-making. Revenue management has been and continues to be a key performance driver which has significant impact on the Company’s operating income.

Product Innovation

As volume growth of carbonated soft drinks in our industry has slowed over the past several years, innovation of both brands and packages has been and will continue to be critical to the Company’s overall volume. During the first quarter of 2005 the Company introduced Coca-Cola with Lime and Full Throttle, an energy drink from The Coca-Cola Company. The Company anticipates introducing additional new products throughout 2005. The Company introduced diet Coke with Lime, a brand extension of diet Coke, and Coca-Cola C2, a mid-calorie cola, in 2004. In addition, the Company has also developed specialty packaging for customers in certain channels over the past several years.

Distribution Cost Management

Distribution cost, which represents the cost of transporting finished goods from Company locations to customer outlets, is the second largest expense category for the Company. Total distribution costs amounted to $43.1 million and $41.4 million in the first quarter of 2005 and the first quarter of 2004, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive or pre-sell system. This conversion to a pre-sell system has allowed the Company to more efficiently handle an increasing number of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs. Distribution cost management will continue to be a key area of emphasis for the Company for the next several years.

Productivity

To achieve improvements in operating performance over the long-term, the Company’s gross margin must grow faster than the increase in selling, delivery and administrative (“S,D&A”) expenses. A key driver in the Company’s S,D&A expense management relates to ongoing improvements in labor productivity and asset productivity. The Company continues to focus on its supply chain and distribution functions for opportunities to improve productivity.

Overview of Operations and Financial Condition

The following overview provides a summary of key information concerning the Company’s financial results for the first quarter of 2005 compared to the first quarter of 2004.

	First Quarter			% Change
In Thousands (Except Per Share Data)	2005	2004	Change
Net sales	$306,257	$282,727	$23,530	8%
Gross margin (1)	139,942	140,517	(575)	—
Income from operations (1)	13,226	15,500	(2,274)	(15)%
Interest expense	11,498	10,308	1,190	12%
Income before taxes (1)	1,208	4,745	(3,537)	(75)%
Net income (1)	719	2,795	(2,076)	(74)%
Basic net income per share (1) (2)	$.08	$.31	$(.23)	(74)%

(1)	Results in the first quarter of 2004 included a favorable adjustment of approximately $2 million on a pre-tax basis (approximately $1.2 million on an after-tax basis) for certain customer-related marketing programs between the Company and The Coca-Cola Company. This adjustment was reflected in cost of sales.
(2)	The Company does not currently have any stock options or other common stock equivalents that would result in dilution of earnings per share. Accordingly, for the periods presented, basic and fully diluted earnings per share are equivalent.

The Company’s net sales grew approximately 8% from the first quarter of 2004 to the comparable period in 2005. The net sales increase was primarily due to an increase in average revenue per case of approximately 2%, an increase in bottle/can volume of approximately 2% and an increase in contract sales to other bottlers. Approximately 50% of the increase in total net sales resulted from increases in contract sales. The Company anticipates that growth in overall bottle/can volume will be primarily dependent upon continued growth in diet products, isotonics and bottled water as well as the introduction of new products.

Gross margin was flat in the first quarter of 2005 compared to the first quarter of 2004 as the increase in net sales was offset by an increase in cost of sales. The Company’s gross margin percentage declined in the first quarter of 2005 compared to the same period in 2004 primarily due to higher cost of sales, attributable to increased raw material packaging costs, significant growth in contract sales which have lower margins and a favorable adjustment of approximately $2 million in the first quarter of 2004 for certain customer related marketing programs between the Company and The Coca-Cola Company.

Interest expense increased approximately 12% from the first quarter of 2004 compared to the first quarter of 2005. The increase is primarily attributable to higher interest rates on the Company’s floating rate debt, partially offset by the impact of lower debt balances.

Debt and capital lease obligations were summarized as follows:

In Thousands	April 3, 2005	Jan. 2, 2005	March 28, 2004
Debt	$709,439	$708,039	$779,778
Capital lease obligations	80,583	81,028	77,597

Total debt and capital lease obligations	$790,022	$789,067	$857,375

Discussion of Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended January 2, 2005 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has not made changes in any critical accounting policies during the first quarter of 2005. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance and is effective for fiscal periods beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and is effective as of the beginning of the first quarter of fiscal year 2006. The Statement requires public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The Company anticipates that the adoption of this Statement will not have a material impact on its financial statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The Company estimates that the deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 will reduce the Company’s provision for income taxes in fiscal year 2005 by approximately $1 million.

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

Net Income

The Company reported net income of $.7 million or $.08 per basic share for the first quarter of 2005 compared with net income of $2.8 million or $.31 per basic share for the first quarter of 2004. Results in the first quarter of 2004 included a favorable adjustment of approximately $2 million on a pre-tax basis (approximately $1.2 million on an after-tax basis) for certain customer-related marketing programs between the Company and The Coca-Cola Company.

Net Sales

The Company’s net sales increased approximately 8% in the first quarter of 2005 compared to the same period in 2004. This increase in net sales reflected an increase in average revenue per case of approximately 2% and an increase in bottle/can volume of approximately 2%. Bottle/can volume increased in all product categories in the first quarter of 2005 compared to the same period in 2004.

The Company’s contract net sales increased to $27.2 million in the first quarter of 2005 compared to $15.6 million for the comparable period in 2004, an increase of $11.6 million or 74%. The significant increase in contract sales resulted from volume related to new customers and shipments of Full Throttle, the new energy product of The Coca-Cola Company. The Company produces this product for Coca-Cola bottlers in the eastern half of the United States.

The percentage increase in bottle/can volume by product category in the first quarter of 2005 compared to the first quarter of 2004 was as follows:

Product Category	Bottle/Can Volume % Increase
Sugar carbonated soft drinks	1%
Diet carbonated soft drinks	2%
Total carbonated soft drinks	2%
Bottled water (primarily Dasani)	4%
Isotonics (POWERade)	23%
Other noncarbonated beverages (including energy drinks)	12%
Total noncarbonated beverages	9%
Total bottle/can volume	2%

Noncarbonated beverages comprised 10.5% of the overall bottle/can volume in the first quarter of 2005 compared to 9.9% in the first quarter of 2004.

The Company introduced two new products during the first quarter of 2005, Coca-Cola with Lime and Full Throttle, an energy product. The increase in sugar carbonated soft drinks was primarily due to Coca-Cola C2, which was introduced in the second quarter of 2004, and the introduction of Coca-Cola with Lime. The Company plans to introduce additional new products during the remainder of 2005. Product innovation will continue to be an important factor impacting the Company’s overall bottle/can volume in the future.

The Company’s products are sold and distributed through various channels. The channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first quarter of 2005 approximately 67% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 33% was sold for immediate consumption. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 14% of the Company’s total bottle/can volume during the first quarter of 2005. The Company’s second largest customer (Food Lion, LLC) accounted for approximately 10% of the Company’s total bottle/can volume during the first quarter of 2005. Wal-Mart Stores, Inc. accounted for approximately 11% of the Company’s total net sales during the first quarter of 2005. All of the Company’s sales are to customers in the United States.

Gross Margin

Gross margin as a percentage of net sales decreased from 49.7% in the first quarter of 2004 to 45.7% in the first quarter of 2005. The decrease in gross margin as a percentage of net sales in the first quarter of 2005 resulted from increases in the Company’s cost of sales, which were not fully offset by increases in average revenue per case, the impact of higher contract sales, which have lower margins, and a favorable adjustment of approximately $2 million in the first quarter of 2004 for certain customer-related marketing programs between the Company and The Coca-Cola Company. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

Cost of Sales

Cost of sales on a per unit basis for bottle/can volume increased approximately 7% in the first quarter of 2005 compared to the comparable period of 2004. The increase was primarily due to higher raw material costs. Packaging costs increased by more than 10% during the first quarter of 2005 as compared to the first quarter of 2004. The Company anticipates that raw material packaging costs will continue to be significantly higher over the remainder of 2005 compared to the same period in 2004. Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw materials, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers. The Company believes that raw material packaging costs will subside over time and did not increase net selling prices to fully cover all of its cost increases. The Company believes the long-term benefits of its current net selling prices outweigh the short-term impact on gross margins.

Cost of sales for the first quarter of 2004 included favorable nonrecurring items of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company, which were recorded as marketing funding support and were reflected as a reduction of cost of sales.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to provide marketing funding support in 2005, it is not obligated to do so under the Company’s Bottle Contracts. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company in the future.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payment to customers for marketing programs, was $7.5 million for the first quarter of 2005 versus $15.1 million for the first quarter of 2004 and was recorded as a reduction in cost of sales. For purchases of concentrate from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support for bottle/can products from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Accordingly, the amounts received in cash from The Coca-Cola Company for marketing funding support decreased significantly in the first quarter of 2005 as compared to the first quarter of 2004. This change in marketing funding support and the related reduction in concentrate price did not have a significant impact on overall results of operations in the first quarter of 2005.

Operating Expenses

S,D&A expenses increased by approximately 2% in the first quarter of 2005 compared to the same period in 2004. The increase in S,D&A expenses was primarily due to wage increases for the Company’s employees, higher employee benefits costs and higher fuel prices. Wage rates for the Company’s employees increased by approximately 2% in the first quarter of 2005. Fuel costs for the first quarter of 2005 related to the movement of finished goods from sales distribution centers to customer locations increased by approximately 27% or $.7 million compared to the first quarter of 2004. Fuel costs increased primarily due to both higher usage and higher rates for fuel. S,D&A expenses were also impacted by the capitalization of the Company’s corporate headquarters facilities lease. This lease obligation was capitalized effective March 1, 2004 as the Company received a renewal option to extend the term of the lease which it expects to exercise. The lease was previously accounted for as an operating lease. The capitalization of this lease reduced S,D&A expenses by approximately $.5 million in the first quarter of 2005 as compared to the first quarter of 2004.

Over the last three years, the Company has converted significantly all of its distribution system from a conventional sales method to a pre-sell method in which sales personnel either visit or call a customer to determine the customer’s requirements for their order. This pre-sell method has enabled the Company to add a significant number of new product and package combinations and provides the capacity to add additional product offerings in the future. The Company will continue to evaluate its distribution system in an effort to improve the process of distributing products to customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $43.1 million and $41.4 million in the first quarter of 2005 and the first quarter of 2004, respectively. Customers do not pay the Company separately for shipping and handling costs.

The S,D&A expense line item includes the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, point-of-sale expenses, advertising expenses, vending equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management costs.

Depreciation Expense

Depreciation expense for the first quarter of 2005 declined by $.5 million compared to the same period in the prior year. The decline in depreciation expense was primarily due to lower levels of capital spending over the past few years.

Interest Expense

Interest expense increased by 12% in the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher interest rates on the Company’s floating rate debt and a $.4 million increase related to the capitalization of the lease of the Company’s corporate headquarters facilities as previously discussed. The increase in interest rates was partially offset by the impact of lower debt balances.

Minority Interest

The Company recorded minority interest expense of $.5 million during the first quarter of 2005 compared to $.4 million during the first quarter of 2004 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2005 was primarily due to higher earnings during the first quarter of 2005 for Piedmont as compared to the same period in 2004.

Income Taxes

The Company’s effective income tax rate for the first quarter of 2005 was 40.5% compared to 41.1% for the first quarter of 2004. The Company estimates that the adoption of FAS 109-1 will reduce the Company’s provision for income taxes in fiscal year 2005 by approximately $1 million.

The Company’s effective tax rate for the first quarter of 2005 reflects expected 2005 earnings. The Company’s effective income tax rate for the remainder of 2005 is dependent upon operating results and may change if the results for the year are different from current expectations.

Financial Condition

Total assets increased slightly from $1.31 billion at January 2, 2005 to $1.32 billion at April 3, 2005 primarily due to increases in current assets, including accounts receivable and inventories.

Net working capital, defined as current assets less current liabilities, increased by $17.2 million from January 2, 2005 to April 3, 2005 and decreased by $20.4 million from March 28, 2004 to April 3, 2005.

Significant changes in net working capital from January 2, 2005 were as follows:

•	An increase in inventories of $5.7 million due to seasonality and the introduction of new brands during the quarter.

•	A decrease of $8.7 million in accrued compensation due to payment of accrued employee incentives in March 2005.

Significant change in net working capital from March 28, 2004 was as follows:

•	A decrease in the cash surrender value of life insurance of $20.0 million due to the receipt of funds from the redemption of certain Company-owned life insurance policies during 2004. This redemption of life insurance policies had no significant impact on the results of operations for the first quarter of 2004.

Debt and capital lease obligations were $790.0 million as of April 3, 2005 compared to $789.1 million as of January 2, 2005 and $857.4 million as of March 28, 2004. Debt and capital lease obligations as of April 3, 2005 included $80.6 million of capital lease obligations related primarily to Company facilities.

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

The Company primarily uses cash flows from operations and available debt facilities to meet its cash requirements. On April 7, 2005, the Company entered into a new $100 million revolving credit facility replacing its existing $125 million facility. The new $100 million facility matures in April 2010. The Company anticipates that cash provided by operating activities and its credit facilities will be sufficient to meet all of its anticipated cash requirements, including debt and capital lease maturities, through 2008.

The Company has obtained the majority of its long-term financing from public markets. As of April 3, 2005, $700 million of the Company’s total outstanding debt balance of $709.4 million was financed through publicly offered debt. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities and proceeds from the issuance of long-term debt. The primary uses of cash have been for capital expenditures, the repayment of debt maturities and capital lease obligations, dividends and acquisitions.

A summary of activity for the first quarter of 2005 and the first quarter of 2004 follows:

	First Quarter
In Millions	2005	2004
Cash Sources
Cash provided by operating activities	$8.2	$21.7
Proceeds from (repayment of) lines of credit, net	1.4	2.1
Proceeds from redemption of life insurance policies		7.9
Other	.3	.9

Total cash sources	$9.9	$32.6

Cash Uses
Capital expenditures	$6.7	$11.3
Repayment of debt and capital lease obligations	.4	25.4
Dividends	2.3	2.3
Other	.3	.6

Total cash uses	$9.7	$39.6

Increase (decrease) in cash	$.2	$(7.0)

The Company made contributions to its pension plans of $3.0 million during the first quarter of 2005. The Company anticipates making total contributions to its pension plans of approximately $12 million in 2005.

Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will increase significantly from 2004 to an estimated $6 million to $10 million in 2005.

Investing Activities

Additions to property, plant and equipment during the first quarter of 2005 were $6.7 million compared to $11.3 million during the first quarter of 2004. Capital expenditures during the first quarter of 2005 were funded with cash flows from operations and from borrowings under the Company’s available lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

At the end of the first quarter of 2005, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of bottling territories on an ongoing basis. The Company anticipates that additions to property, plant and equipment in 2005 will be in the range of $45 million to $55 million and plans to fund such additions through cash flows from operations and its available lines of credit. Additions to property, plant and equipment during 2004 were $52.9 million.

Financing Activities

On April 3, 2005, there were no amounts outstanding under the Company’s $125 million revolving credit facility. On April 7, 2005, the Company entered into a new five-year $100 million revolving credit facility replacing its existing $125 million facility. The new facility includes an option to extend the term for an additional year at the discretion of the participating banks. The new revolving credit facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The Company’s new revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at April 3, 2005, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. The Company had borrowed $9.4 million under its lines of credit as of April 3, 2005. The lines of credit as of April 3, 2005 bore an interest rate of 3.34%. To the extent that these borrowings and borrowings under the revolving credit facility do not exceed the amount available under the Company’s revolving credit facility, and the term of the revolving credit facility matures in more than 12 months, they are classified as noncurrent liabilities.

All of the outstanding long-term debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At April 3, 2005, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company. There were no changes in these credit ratings from the prior year. It is the Company’s intent to continue to reduce its financial leverage over time.

The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2004, effective January 3, 2005, under a restricted stock award plan that provides for annual awards of such shares subject to the Company meeting certain performance criteria.

Off-Balance Sheet Arrangements

There has been no significant change in the Company’s off-balance sheet arrangements since January 2, 2005.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of April 3, 2005:

	Payments Due by Period
Thousands	Total	Apr. 2005- Mar. 2006	Apr. 2006- Mar. 2008	Apr. 2008- Mar. 2010	After Mar. 2010
Contractual obligations:
Long-term debt	$709,439		$100,039	$350,000	$259,400
Capital lease obligations, net of interest	80,583	$1,857	3,220	3,596	71,910
Purchase obligations (1)	684,246	74,645	149,290	149,290	311,021
Other long-term liabilities (2)	73,737	4,156	8,352	8,140	53,089
Operating leases	21,777	2,805	4,196	3,406	11,370
Long-term contractual arrangements (3)	34,962	8,938	11,969	8,685	5,370
Purchase orders (4)	10,096	10,096

Total contractual obligations	$1,614,840	$102,497	$277,066	$523,117	$712,160

(1)	Represents the obligation by the Company to purchase finished products from South Atlantic Canners, a manufacturing cooperative.
(2)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(3)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(4)	Includes commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

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

Interest expense was reduced due to amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.4 million and $.5 million during the first quarter of 2005 and the first quarter of 2004, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.8% as of April 3, 2005 compared to 5.6% as of January 2, 2005 and 5.0% as of March 28, 2004. Approximately 43% of the Company’s debt and capital lease obligations of $790.0 million as of April 3, 2005 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

If interest rates increased by 1%, the Company’s interest expense would increase by approximately $3.4 million over the next twelve months. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of April 3, 2005, including the effects of our derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	increases in pension expense;

•	anticipated return on pension plan investments;

•	the Company’s ability to utilize net operating loss carryforwards;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	anticipated additions to property, plant and equipment;

•	expectations regarding cash requirements for future income tax payments;

•	the Company’s belief that disposition of certain claims, litigation and tax matters will not have a material adverse effect;

•	the Company’s expectation of exercising its option to extend certain lease obligations;

•	the effects of the closings of sales distribution centers;

•	the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products;

•	the upgrade of its ERP system;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditures and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to reduce its financial leverage over time;

•	the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under the agreements;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	the Company’s key priorities for 2005 and the next several years;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates for the first quarter of 2005;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of April 3, 2005;

•	the Company’s belief that its raw material packaging costs will increase significantly for the remainder of 2005 compared to the same period in 2004;

•	the Company’s belief that raw material packaging costs will subside over time;

•	the Company’s belief that the long-term benefits of its current selling prices outweigh the short-term impact on gross margin;

•	anticipated contributions to Company-sponsored pension plans of approximately $12 million in 2005;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect;

•	the Company’s belief that soft demand for sugar carbonated soft drinks will continue;

•	the Company’s belief that the impact of the American Jobs Creation Act of 2004 and the related adoption of FAS 109-1 will reduce the Company’s provision for income taxes in fiscal year 2005 by approximately $1 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that CCBSS will increase purchasing efficiency and reduce future increases in cost of sales and other operating expenses;

•	anticipated product innovation in 2005; and

•	the Company’s expectation that growth in overall bottle/can volume will be primarily dependent upon continued growth in diet products, isotonics and bottled water as well as the introduction of new products.

These statements and expectations are based on the currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Among the events or uncertainties which could adversely affect future periods are:

•	lower than expected selling prices resulting from increased marketplace competition;

•	an inability to meet performance requirements for expected levels of marketing funding support payments from The

Coca-Cola Company or other beverage companies;

•	changes in how significant customers market or promote our products;

•	reduced advertising and marketing spending by The Coca-Cola Company or other beverage companies;

•	an inability to meet requirements under bottling contracts with The Coca-Cola Company or other beverage companies;

•	the inability of our aluminum can or PET bottle suppliers to meet our sales demand;

•	significant changes from expectations in the cost of raw materials;

•	higher than expected insurance premiums and fuel costs;

•	lower than anticipated returns on pension plan assets;

•	higher than anticipated health care costs;

•	unfavorable interest rate fluctuations;

•	higher than anticipated cash payments for income taxes;

•	unfavorable weather conditions;

•	significant changes in consumer preferences related to nonalcoholic beverages;

•	inability to increase selling prices, increase bottle/can volume or reduce expenses to offset higher raw material costs;

•	reduced brand and packaging innovation;

•	significant changes in credit ratings impacting the Company’s ability to borrow;

•	adverse or unanticipated outcomes arising from the disposition of certain claims, legal proceedings and tax matters occurring in the ordinary course of business;

•	terrorist attacks, war, other civil disturbances or national emergencies; and

•	changes in financial markets.

The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no significant change in market risk since January 2, 2005.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Description
4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	U.S. $100,000,000 Credit Agreement, dated as of April 7, 2005, among the Company, the banks named therein and Citibank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005 (File No. 0-9286).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 12, 2005	By:	/s/ Steven D. Westphal
Steven D. Westphal
Principal Financial Officer of the Registrant
and
Senior Vice President and Chief Financial Officer