Form 10-Q
period 2005-07-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2005-08-12
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2005
Common Stock, $1.00 Par Value	6,642,577
Class B Common Stock, $1.00 Par Value	2,440,752

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005

PART I - FINANCIAL INFORMATION

Item l. Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited July 3, 2005	Jan. 2, 2005	Unaudited June 27, 2004
ASSETS

Current Assets:
Cash	$10,155	$8,885	$9,009
Accounts receivable, trade, less allowance for doubtful accounts of $1,262, $1,678 and $1,978	100,640	82,036	92,487
Accounts receivable from The Coca-Cola Company	5,326	7,049	4,317
Accounts receivable, other	6,890	9,637	8,243
Inventories	55,324	48,886	54,360
Cash surrender value of life insurance, net			20,170
Prepaid expenses and other current assets	12,806	7,935	9,686

Total current assets	191,141	164,428	198,272

Property, plant and equipment, net	398,368	418,853	426,385
Leased property under capital leases, net	75,051	76,857	78,731
Other assets	40,239	25,270	26,815
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	5,369	5,934	7,461

Total	$1,332,889	$1,314,063	$1,360,385

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited July 3, 2005	Jan. 2, 2005	Unaudited June 27, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Portion of long-term debt payable within one year	$39	$8,000	$39
Current portion of obligations under capital leases	1,794	1,826	1,845
Accounts payable, trade	40,866	30,989	42,933
Accounts payable to The Coca-Cola Company	29,285	18,223	31,163
Accrued compensation	14,346	17,186	14,570
Other accrued liabilities	55,212	50,409	48,177
Accrued interest payable	6,787	11,864	10,317

Total current liabilities	148,329	138,497	149,044
Deferred income taxes	168,433	165,578	165,212
Pension and postretirement benefit obligations	42,031	42,361	42,449
Other liabilities	78,935	85,260	79,697
Obligations under capital leases	78,336	79,202	80,100
Long-term debt	702,900	700,039	744,439

Total liabilities	1,218,964	1,210,937	1,260,941

Commitments and Contingencies (Note 14)

Minority interest	40,648	38,687	36,969

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized - 30,000,000 shares;
Issued - 9,704,951 shares	9,704	9,704	9,704
Class B Common Stock, $1.00 par value:
Authorized - 10,000,000 shares;
Issued - 3,068,866, 3,048,866 and 3,048,866 shares	3,069	3,049	3,049
Capital in excess of par value	99,376	98,255	98,255
Retained earnings	48,185	40,488	36,589
Accumulated other comprehensive loss	(25,803)	(25,803)	(23,868)

	134,531	125,693	123,729

Less-Treasury stock, at cost:
Common - 3,062,374 shares	60,845	60,845	60,845
Class B Common - 628,114 shares	409	409	409

Total stockholders’ equity	73,277	64,439	62,475

Total	$1,332,889	$1,314,063	$1,360,385

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2005	2004	2005	2004
Net sales	$357,780	$333,711	$664,037	$616,438
Cost of sales, excluding depreciation expense shown below	191,228	173,026	357,543	315,236

Gross margin	166,552	160,685	306,494	301,202
Selling, delivery and administrative expenses, excluding depreciation shown below	115,242	111,924	224,353	218,494
Depreciation expense	16,970	17,661	34,166	35,313
Amortization of intangibles	157	795	566	1,590

Income from operations	34,183	30,305	47,409	45,805

Interest expense	12,893	10,676	24,391	20,984
Minority interest	1,441	1,651	1,961	2,098

Income before income taxes	19,849	17,978	21,057	22,723
Income taxes	8,330	7,355	8,819	9,305

Net income	$11,519	$10,623	$12,238	$13,418

Basic net income per share	$1.27	$1.17	$1.35	$1.48

Diluted net income per share	$1.27	$1.17	$1.35	$1.48

Weighted average number of common shares outstanding	9,083	9,063	9,083	9,063

Weighted average number of common shares outstanding-assuming dilution	9,083	9,063	9,083	9,063

Cash dividends per share
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472
Comprehensive income:
Net income				13,418			13,418
Net gain on derivatives, net of tax					62		62

Total comprehensive income							13,480
Cash dividends paid
Common ($.50 per share)				(3,321)			(3,321)
Class B Common ($.50 per share)				(1,211)			(1,211)
Issuance of 20,000 shares of Class B Common Stock		20	1,035				1,055

Balance on June 27, 2004	$9,704	$3,049	$98,255	$36,589	$(23,868)	$(61,254)	$62,475

Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439
Comprehensive income:
Net income				12,238			12,238

Total comprehensive income							12,238
Cash dividends paid
Common ($.50 per share)				(3,321)			(3,321)
Class B Common ($.50 per share)				(1,220)			(1,220)
Issuance of 20,000 shares of Class B Common Stock		20	1,121				1,141

Balance on July 3, 2005	$9,704	$3,069	$99,376	$48,185	$(25,803)	$(61,254)	$73,277

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Half
	2005	2004
Cash Flows from Operating Activities
Net income	$12,238	$13,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34,166	35,313
Amortization of intangibles	566	1,590
Deferred income taxes	4,664	9,305
Losses on sale of property, plant and equipment	36	472
Amortization of debt costs	616	559
Amortization of deferred gain related to terminated interest rate agreements	(839)	(1,152)
Minority interest	1,961	2,098
(Increase) decrease in current assets less current liabilities	(4,892)	2,685
(Increase) decrease in other noncurrent assets	(1,377)	265
Increase (decrease) in other noncurrent liabilities	(8,451)	6,620
Other		102

Total adjustments	26,450	57,857

Net cash provided by operating activities	38,688	71,275

Cash Flows from Financing Activities
Payment of long-term debt		(45,000)
Payment of current portion of long-term debt		(39)
Repayment of lines of credit, net	(5,100)	(13,200)
Cash dividends paid	(4,541)	(4,532)
Principal payments on capital lease obligations	(897)	(925)
Premium on exchange of long-term debt	(15,554)
Other	585	(252)

Net cash used in financing activities	(25,507)	(63,948)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(14,881)	(25,896)
Proceeds from the sale of property, plant and equipment	2,970	1,620
Proceeds from the redemption of life insurance policies		7,914

Net cash used in investing activities	(11,911)	(16,362)

Net increase (decrease) in cash	1,270	(9,035)
Cash at beginning of period	8,885	18,044

Cash at end of period	$10,155	$9,009

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock related to stock award	$1,141	$1,055
Capital lease obligations incurred		37,307
Exchange of long-term debt	164,757

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

2. Seasonality of Operations

Operating results for the second quarter and the first half of 2005 are not indicative of results that may be expected for the fiscal year ending January 1, 2006 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation, amortization and interest expense, are not significantly impacted by business seasonality.

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

Minority interest as of July 3, 2005, January 2, 2005 and June 27, 2004 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories

Inventories were summarized as follows:

In Thousands	July 3, 2005	Jan. 2, 2005	June 27, 2004
Finished products	$31,314	$25,026	$30,344
Manufacturing materials	10,074	10,148	8,214
Plastic shells, plastic pallets and other	13,936	13,712	15,802

Total inventories	$55,324	$48,886	$54,360

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	July 3, 2005	Jan. 2, 2005	June 27, 2004	Estimated Useful Lives
Land	$12,767	$12,822	$12,702
Buildings	111,644	114,176	112,658	10-50 years
Machinery and equipment	92,837	92,307	91,218	5-20 years
Transportation equipment	164,909	163,707	161,069	4-13 years
Furniture and fixtures	41,849	39,228	41,304	4-10 years
Cold drink dispensing equipment	347,576	347,971	347,144	6-13 years
Leasehold and land improvements	55,584	55,210	53,913	5-20 years
Software for internal use	29,841	28,607	34,186	3-7 years
Construction in progress	7,229	5,667	4,997

Total property, plant and equipment, at cost	864,236	859,695	859,191
Less: Accumulated depreciation and amortization	465,868	440,842	432,806

Property, plant and equipment, net	$398,368	$418,853	$426,385

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	July 3, 2005	Jan. 2, 2005	June 27, 2004	Estimated Useful Lives
Leased property under capital leases	$84,035	$84,035	$85,804	1-29 years
Less: Accumulated amortization	8,984	7,178	7,073

Leased property under capital leases, net	$75,051	$76,857	$78,731

The majority of the leased property under capital leases is real estate and is provided by related parties as described in Note 19 to the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

7. Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

In Thousands	July 3, 2005	Jan. 2, 2005	June 27, 2004
Franchise rights	$677,769	$677,769	$677,769
Goodwill	155,487	155,487	155,487

Franchise rights and goodwill	833,256	833,256	833,256
Less: Accumulated amortization	210,535	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721	$622,721

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	July 3, 2005	Jan. 2, 2005	June 27, 2004	Estimated Useful Lives
Customer relationships	$61,102	$61,102	$61,102	3-20 years
Less: Accumulated amortization	55,733	55,168	53,641

Other identifiable intangible assets, net	$5,369	$5,934	$7,461

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	July 3, 2005	Jan. 2, 2005	June 27, 2004
Accrued marketing costs	$4,735	$9,289	$7,628
Accrued insurance costs	11,608	11,129	10,243
Accrued taxes (other than income taxes)	3,861	1,670	3,959
Employee benefit plan accruals	10,481	9,009	9,901
All other accrued expenses	24,527	19,312	16,446

Total other accrued liabilities	$55,212	$50,409	$48,177

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

Long-term debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	July 3, 2005	Jan. 2, 2005	June 27, 2004
Lines of Credit	2005	3.83%	Varies	$2,900	$8,000	$4,400
Term Loan			Varies			40,000
Debentures	2007	6.85%	Semi - annually	100,000	100,000	100,000
Debentures	2009	7.20%	Semi - annually	57,440	100,000	100,000
Debentures	2009	6.375%	Semi - annually	127,803	250,000	250,000
Senior Notes	2012	5.00%	Semi - annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi - annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi - annually	164,757
Other Notes Payable	2006	5.75%	Quarterly	39	39	78

				702,939	708,039	744,478
Less: Portion of long-term debt payable within one year				39	8,000	39

Long-term debt				$702,900	$700,039	$744,439

The Company has obtained the majority of its long-term financing from the public markets. As of July 3, 2005, $535.2 million of the Company’s total outstanding debt balance of $702.9 million was financed through publicly offered debt. An additional $164.8 million of long-term financing was issued in a private placement. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

In June 2005, the Company exchanged $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009 for $164.8 million of new 5.00% senior notes

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

due 2016. The exchange was conducted as a private placement to holders of the existing debentures that were “qualified institutional buyers” within the meaning of Rule 144A of the Securities Act of 1933. As part of the exchange, the Company paid a premium of $15.6 million to holders participating in the exchange. The Company intends to commence a registered exchange offer during the second half of 2005 to provide holders of the newly issued private notes with the opportunity to exchange their private notes for substantially identical registered notes. The transaction was accounted for as an exchange of debt and the $15.6 million premium will be amortized over the life of the new notes. The Company incurred financing transaction costs of $1.3 million related to the debt exchange which have been included in interest expense during the second quarter of 2005.

On April 7, 2005, the Company entered into a new five-year $100 million revolving credit facility replacing the $125 million facility which was scheduled to expire in December 2005. On July 3, 2005, there were no amounts outstanding under this facility. The new $100 million facility matures in April 2010. The new facility includes an option to extend the term for an additional year at the discretion of the participating banks. The new revolving credit facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The Company’s new revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at July 3, 2005, are made available at the discretion of two participating banks and may be withdrawn at any time by such banks. The Company intends to renew the lines of credit as they mature. To the extent that borrowings under the lines of credit and borrowings under the revolving credit facility do not exceed the amount available under the Company’s revolving credit facility, and the term of the revolving credit facility matures in more than 12 months, such borrowings are classified as noncurrent liabilities. On July 3, 2005, $2.9 million was outstanding under the lines of credit. On June 27, 2004, $4.4 million was outstanding under the lines of credit.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.8%, 5.6% and 5.1% for its debt and capital lease obligations as of July 3, 2005, January 2, 2005 and June 27, 2004, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations, excluding the financing transaction costs related to the debt exchange, would have been 5.9% for first half of 2005 compared to 5.0% for the first half of 2004. Including the $1.3 million of financing transaction costs related to the Company’s debt exchange, the overall weighted average interest rate for the first half of 2005 was 6.2%. As of July 3, 2005, approximately 42% of the Company’s debt and capital lease obligations of $783.1 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Long-Term Debt

If average interest rates for the floating rate component of the Company’s debt and capital lease obligations increased by 1%, interest expense for the first half of 2005 would have increased by approximately $1.7 million and net income would have been reduced by approximately $1 million.

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

Derivative financial instruments were summarized as follows:

	July 3, 2005		January 2, 2005		June 27, 2004
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement-floating	$25,000	2.42 years	$25,000	2.92 years	$25,000	3.42 years
Interest rate swap agreement-floating	25,000	2.42 years	25,000	2.92 years	25,000	3.42 years
Interest rate swap agreement-floating	50,000	3.92 years	50,000	4.42 years	50,000	4.92 years
Interest rate swap agreement-floating	50,000	2.42 years	50,000	2.92 years	50,000	3.42 years
Interest rate swap agreement-floating	50,000	4.08 years	50,000	4.58 years	50,000	5.08 years
Interest rate swap agreement-floating	50,000	7.42 years	50,000	7.92 years	50,000	8.42 years

The Company had six interest rate swap agreements as of July 3, 2005 with varying terms that effectively converted $250 million of the Company’s fixed rate debt to a floating rate. All of the interest rate swap agreements have been accounted for as fair value hedges.

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

Public and Privately Placed Debt Securities

The fair values of the Company’s public and privately placed debt securities are based on estimated market prices.

Non-Public Variable Rate Long-Term Debt

The carrying amounts of the Company’s variable rate borrowings approximate their fair values.

Non-Public Fixed Rate Long-Term Debt

The fair values of the Company’s other notes payable are estimated using discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments

Fair values for the Company’s interest rate swap agreements are based on current settlement values.

Letters of Credit

The fair values of the Company’s letters of credit are based on the notional amounts of the instruments.

The carrying amounts and fair values of the Company’s long-term debt, derivative financial instruments and letters of credit were as follows:

	July 3, 2005		January 2, 2005		June 27, 2004
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public and privately placed debt securities	$700,000	$720,137	$700,000	$738,666	$700,000	$724,833
Non-public variable rate long-term debt	2,900	2,900	8,000	8,000	44,400	44,400
Non-public fixed rate long-term debt	39	39	39	39	78	80
Interest rate swap agreements	2,855	2,855	1,594	1,594	5,289	5,289
Letters of credit	—	18,408	—	15,826	—	13,201

The fair values of the interest rate swap agreements at July 3, 2005, January 2, 2005 and June 27, 2004 represent the estimated amounts the Company would have paid upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	July 3, 2005	Jan. 2, 2005	June 27, 2004
Accruals for executive benefit plans	$58,887	$59,824	$56,482
Other	20,048	25,436	23,215

Total other liabilities	$78,935	$85,260	$79,697

Accruals for executive benefit plans as of July 3, 2005 reflected the reduction of an accrual for deferred compensation of $1.1 million due to the resignation of an executive during the second quarter of 2005.

14. Commitments and Contingencies

The Company has guaranteed a portion of the debt for two cooperatives in which the Company is a member and has an ongoing business relationship. The amounts guaranteed were $44.4 million, $41.4 million and $42.3 million as of July 3, 2005, January 2, 2005 and June 27, 2004, respectively. The Company has not recorded any liability associated with these guarantees. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. Both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate that either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes that each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

The Company has identified the two cooperatives discussed above as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of July 3, 2005, these entities had total assets of approximately $401.0 million, total debt of approximately $298.9 million and total revenues for the first half of 2005 of approximately $345.6 million. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s potential amount of payments under these guarantees on July 3, 2005 would have been $57.4 million. The Company’s maximum total exposure, including its equity investment, would have been $64.3 million. The Company has been purchasing products from both of these cooperatives for more than ten years.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of business. Although it is difficult to predict the ultimate outcome of these claims and legal proceedings, management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The Company’s tax filings are subject to audit by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits, however, final assessments, if any, could be different than the amounts provided in the financial statements.

15. Income Taxes

The provision for income taxes consisted of the following:

	First Half
In Thousands	2005	2004
Current:
Federal	$(2,369)	$—
State	6,524	—

Total current provision	4,155	—

Deferred:
Federal	9,391	7,978
State	(4,727)	1,327

Total deferred provision	4,664	9,305

Income tax expense	$8,819	$9,305

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	First Half
In Thousands	2005	2004
Statutory expense	$7,370	$7,953
State income taxes, net of federal benefit	881	862
Impact of state tax audit and updated assessment of state income tax liability	287
Meals and entertainment	350	256
Other	(69)	234

Income tax expense	$8,819	$9,305

During the second quarter of 2005, the Company entered into a settlement agreement with a state whereby the Company agreed to reduce certain net operating loss carryforwards and to pay certain additional taxes and interest relating to prior years. The loss of state net operating loss carryforwards, net of federal tax benefit, of $4.4 million did not have an effect on the provision for income taxes due to a valuation allowance previously recorded for such deferred tax assets. Under this settlement, the Company was required to pay $5.7 million in the second quarter of 2005 and is required to pay an additional $5.0 million by April 15, 2006. The

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

amounts paid and the liability remaining in excess of reserves previously recorded had the effect of increasing income tax expense by approximately $4.1 million in the second quarter of 2005. Based on analysis of current facts, the Company also made adjustments to reserves for income tax exposure in other states in the second quarter which had the effect of decreasing income tax expense by $3.8 million. The Company’s income tax reserves are subject to adjustment in future periods based on the Company’s ongoing evaluations of its income tax liabilities and new information that becomes available to the Company.

16. Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

In Thousands	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
Balance as of December 28, 2003	$(62)	$(23,868)	$(23,930)
Change in fair market value of cash flow hedges, net of tax	62	—	62

Balance as of June 27, 2004	$—	$(23,868)	$(23,868)

Balance as of January 2, 2005 and July 3, 2005	$—	$(25,803)	$(25,803)

A summary of the components of accumulated other comprehensive income (loss) was as follows:

In Thousands	Before-Tax Amount	Income Tax Effect	After-Tax Amount
First half 2004

Net gain (loss) on derivatives	$101	$(39)	$62

Other comprehensive income (loss)	$101	$(39)	$62

First half 2005

Other comprehensive income (loss)	$—	$—	$—

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. As of July 3, 2005, the fair market value of the potentially issuable shares (80,000 shares over the next four years) under this award approximated $3.9 million. Compensation expense related to the restricted stock award was $.9 million and $1.0 million for the first half of 2005 and for the first half of 2004, respectively.

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

The increase in the number of shares outstanding in the first quarter of 2005 and the first quarter of 2004 was due to the issuance in each quarter of 20,000 shares of Class B Common Stock related to the restricted stock award.

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

Net periodic pension cost for the indicated periods was as follows:

	Second Quarter		First Half
In Thousands	2005	2004	2005	2004
Service cost	$1,747	$1,477	$3,494	$2,954
Interest cost	2,529	2,266	5,058	4,532
Expected return on plan assets	(2,672)	(2,327)	(5,344)	(4,654)
Amortization of prior service cost	6	5	12	10
Recognized net actuarial loss	1,335	1,210	2,670	2,420

Net periodic pension cost	$2,945	$2,631	$5,890	$5,262

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

The Company contributed $6.0 million to its pension plans during the first half of 2005.

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

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2005	2004	2005	2004
Service cost	$172	$137	$344	$274
Interest cost	781	705	1,562	1,410
Amortization of unrecognized transitional assets	(6)	(6)	(12)	(12)
Recognized net actuarial loss	252	207	504	414
Amortization of prior service cost	(68)	(68)	(136)	(136)

Net periodic postretirement benefit cost	$1,131	$975	$2,262	$1,950

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of July 3, 2005, The Coca-Cola Company had a 27.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2005	2004
Payments by the Company for concentrate, syrup, sweetener and other purchases	$161.2	$147.4
Marketing funding support payments to the Company	10.4	22.3

Payments net of marketing funding support	$150.8	$125.1

Payments by the Company for customer marketing programs	$24.5	$19.8
Payments by the Company for cold drink equipment parts	2.0	1.8
Fountain delivery and equipment repair fees paid to the Company	3.9	3.5
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	3.1	2.4
Sale of finished products to The Coca-Cola Company	12.0

The Company received proceeds in the second quarter of 2005 as a result of a settlement of a class action lawsuit known as In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois. The lawsuit related to purchases of high fructose corn syrup by several companies, including The Coca-Cola Company and its subsidiaries, The Coca-Cola Bottlers’ Association and various Coca-Cola bottlers, during the period from July 1, 1991 to June 30, 1995. The Company recognized the proceeds received of $6.4 million as a reduction of cost of sales during the second quarter. The proceeds received represent approximately 90% of the expected recovery with the estimated remaining balance to be paid in late 2005 or early 2006. However, any additional recovery is subject to Court approval. Accordingly, the Company has not recognized any amounts for possible collection of these remaining reimbursements because the ultimate outcome is not determinable.

Marketing funding support in the first quarter of 2004 included a favorable nonrecurring item of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company.

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $21.5 million and $12.8 million in the first half of 2005 and the first half of 2004, respectively. Purchases from CCE under this arrangement were $9.2 million and $9.3 million in the first half of 2005 and the first half of 2004, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of July 3, 2005, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.7% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

Along with all the other Coca-Cola bottlers in the United States, the Company has become a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) in 2004 and the first half of 2005. The Company paid $.2 million to CCBSS for its share of the administrative costs of CCBSS for the first half of 2005 and the first half of 2004, respectively. CCE is also a member of CCBSS.

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during the first half of 2005 and the first half of 2004 totaling $33.7 million and $37.9 million, respectively. The Company received $10.3 million and $8.7 million for management services pursuant to its management agreement with Piedmont for the first half of 2005 and the first half of 2004, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of July 3, 2005, the Company had loaned $118.1 million to Piedmont. All amounts outstanding under this loan will become due and payable on December 31, 2005. The Company plans to provide for Piedmont’s future financing requirements under comparable terms. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $4.3 million and $4.1 million in the first half of 2005 and the first half of 2004, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to approximately $100,000 during the first half of 2005 and the first half of 2004, respectively. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $35.2 million and $29.9 million in the first half of 2005 and the first half of 2004, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $24.1 million as of July 3, 2005.

The Company is also a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $59.8 million and $53.0 million in the first half of 2005 and the first half of 2004, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.8 million and $.9 million in the first half of 2005 and the first half of 2004, respectively. The Company has also guaranteed a portion of the debt for SAC. Such guarantee was $20.3 million as of July 3, 2005.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which is located in Charlotte, North Carolina. HLP’s sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is a trustee. The principal balance outstanding under this capital lease as of July 3, 2005 was $40.0 million. Rental payments related to this lease were $1.6 million and $1.4 million in the first half of 2005 and the first half of 2004, respectively.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a ten-year agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company recorded a capital lease of $32.4 million related to these facilities when the Company received a renewal option to extend the term of the lease, which it expects to exercise. The principal balance outstanding under this capital lease as of July 3, 2005 was $31.7 million. Rental payments related to this lease were $1.6 million and $1.4 million in the first half of 2005 and the first half of 2004, respectively.

In March 2005, the Company entered into a two-year consulting agreement with Robert D. Pettus, Jr. Mr. Pettus served as an officer of the Company in various capacities from 1984 and is currently the Vice Chairman of the Board of Directors of the Company. Mr. Pettus will receive $350,000 per year plus additional benefits as described in the consulting agreement during the term of this consulting agreement.

In June 2005, the Company entered into a two-year consulting agreement with David V. Singer. Mr. Singer served the Company as Executive Vice President and Chief Financial Officer until his resignation on May 11, 2005. The Company agreed to waive the 50% reduction in Mr. Singer’s accrued benefits under the Company’s Officer Retention Plan due to the termination of his employment before age 55. Under the consulting agreement, Mr. Singer agreed to certain non-compete restrictions for a five-year period following his resignation. The net adjustment to the Company’s executive benefit accruals as a result of Mr. Singer’s resignation was a $1.1 million reduction in S,D&A expenses in the second quarter of 2005.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2005	2004	2005	2004
Numerator:
Numerator for basic net income per share and diluted net income per share	$11,519	$10,623	$12,238	$13,418

Denominator:
Denominator for basic net income per share and diluted net income per share – weighted average common shares	9,083	9,063	9,083	9,063

Basic net income per share	$1.27	$1.17	$1.35	$1.48

Diluted net income per share	$1.27	$1.17	$1.35	$1.48

No potentially dilutive shares were outstanding in the periods presented.

21. Risks and Uncertainties

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During the first half of 2005, approximately 67% of the Company’s sales volume to retail customers was sold for future consumption. The remaining 33% of the Company’s sales volume to retail customers was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 14% and 9%, respectively, of the Company’s total bottle/can volume to retail customers during the first half of 2005. Wal-Mart Stores, Inc. accounted for approximately 11% of the Company’s total net sales during the first half of 2005.

The Company makes significant expenditures each year for aluminum cans and PET bottle containers and on fuel for product delivery. Material increases in the costs of aluminum cans, PET bottle containers or fuel may result in a reduction in earnings to the extent the Company is not able to increase its selling prices to offset increases in the costs of aluminum cans, PET bottle containers or fuel.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Risks and Uncertainties

Less than 7% of the Company’s labor force is currently covered by collective bargaining agreements.

22. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Half
In Thousands	2005	2004
Accounts receivable, trade, net	$(18,604)	$(10,265)
Accounts receivable from The Coca-Cola Company	1,723	13,795
Accounts receivable, other	(253)	2,420
Inventories	(6,438)	(7,071)
Prepaid expenses and other current assets	(3,293)	(3,024)
Accounts payable, trade	9,877	3,440
Accounts payable to The Coca-Cola Company	11,062	20,167
Other accrued liabilities	8,628	(12,708)
Accrued compensation	(1,699)	(3,462)
Accrued interest payable	(5,895)	(607)

(Increase) decrease in current assets less current liabilities	$(4,892)	$2,685

23. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance and is effective for fiscal periods beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and is effective as of the beginning of the first quarter of fiscal year 2006. This Statement requires public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The Company anticipates that the adoption of this Statement will not have a material impact on its consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The Company estimates that the deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 will reduce the Company’s effective income tax rate by approximately 1% in 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company anticipates that the adoption of this Interpretation will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business – a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis – a summary of the Company’s key priorities for 2005 and the next several years.

•	Overview of Operations and Financial Condition – a summary of key information concerning the financial results for the second quarter and first half of fiscal year 2005 and changes from the second quarter and first half of fiscal year 2004.

•	Discussion of Critical Accounting Policies and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for the second quarter and first half of 2005 compared to the second quarter and first half of 2004.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of the second quarter of 2005 compared to fiscal year-end 2004 and the end of the second quarter of 2004.

•	Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

The consolidated statements of operations and consolidated statements of cash flows for the six months ended July 3, 2005 and June 27, 2004 and the consolidated balance sheets at July 3, 2005, January 2, 2005 and June 27, 2004 include the consolidated operations of the Company and its majority owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

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

The carbonated soft drink market and the noncarbonated beverage market are highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products and private label soft drinks. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Royal Crown and/or 7-Up products. During the last two years, volume of total carbonated soft drinks in the soft drink industry has been soft with volume declines in sugar carbonated beverages offset partially by volume growth from diet carbonated beverages, isotonics, bottled water and energy products. Volume in the soft drink industry has also been negatively impacted by less aggressive price promotion by some retailers in the future consumption channels.

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

Operating results for the second quarter and first half of 2005 are not indicative of results that may be expected for the fiscal year ending January 1, 2006 because of business seasonality. Historically, business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation, amortization and interest expense, are not significantly impacted by business seasonality.

The Company’s bottle/can volume by product category as a percentage of total bottle/can volume was as follows:

	Second Quarter		First Half
Product Category	2005	2004	2005	2004
Sugar carbonated soft drinks	58%	61%	59%	61%
Diet carbonated soft drinks	29%	27%	29%	28%

Total carbonated soft drinks	87%	88%	88%	89%

Bottled water	7%	6%	7%	6%
Isotonics	3%	3%	2%	2%
Other noncarbonated beverages	3%	3%	3%	3%

Total noncarbonated beverages	13%	12%	12%	11%

Total bottle/can volume	100%	100%	100%	100%

Areas of Emphasis

Key priorities for the Company during 2005 and over the next several years include revenue management, product innovation, distribution cost management and productivity.

Revenue Management

Revenue management includes striking the appropriate balance between generating growth in volume, gross margin and market share. It requires a strategy which reflects consideration for pricing of brands and packages within channels, as well as highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key performance driver which has significant impact on the Company’s operating income.

Product Innovation

As volume growth of sugar carbonated soft drinks in our industry has slowed over the past several years, innovation of both brands and packages has been and will continue to be critical to the Company’s overall volume. During the first quarter of 2005, the Company introduced Coca-Cola with Lime and Full Throttle, an energy product from The Coca-Cola Company. During June 2005, the Company introduced Coca-Cola Zero, Dasani flavors, and Vault in certain markets. The Company anticipates introducing additional new products throughout 2005. The Company introduced diet Coke with Lime, a brand extension of diet Coke, and Coca-Cola C2, a mid-calorie cola, in 2004. In addition, the Company has also developed specialty packaging for customers in certain channels over the past several years.

Distribution Cost Management

Distribution cost, which represents the cost of transporting finished goods from Company locations to customer outlets, is the second largest expense category for the Company. Total distribution costs amounted to $89.6 million and $86.2 million in the first half of 2005 and the first half of 2004, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive or pre-sell system. This conversion to a pre-sell system has allowed the Company to more efficiently handle an increasing number of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs. Distribution cost management will continue to be a key area of emphasis for the Company for the next several years.

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

Overview of Operations and Financial Condition

The following overview provides a summary of key information concerning the Company’s financial results for the second quarter and first half of 2005 compared to the second quarter and first half of 2004.

	Second Quarter		Change	% Change
In Thousands (Except Per Share Data)	2005	2004
Net sales	$357,780	$333,711	$24,069	7%
Gross margin (1)(2)	166,552	160,685	5,867	4%
Income from operations (1)(2)(3)	34,183	30,305	3,878	13%
Interest expense (4)	12,893	10,676	2,217	21%
Income before taxes (1)(2)(3)(4)	19,849	17,978	1,871	10%
Net income (1)(2)(3)(4)	11,519	10,623	896	8%

Basic net income per share (1)(2)(3)(4)(6)	$1.27	$1.17	$.10	9%

	First Half		Change	% Change
In Thousands (Except Per Share Data)	2005	2004
Net sales	$664,037	$616,438	$47,599	8%
Gross margin (1)(2)(5)	306,494	301,202	5,292	2%
Income from operations (1)(2)(3)(5)	47,409	45,805	1,604	4%
Interest expense (4)	24,391	20,984	3,407	16%
Income before taxes (1)(2)(3)(4)(5)	21,057	22,723	(1,666)	(7)%
Net income (1)(2)(3)(4)(5)	12,238	13,418	(1,180)	(9)%

Basic net income per share (1)(2)(3)(4)(5)(6)	$1.35	$1.48	$(.13)	(9)%

(1)	Results for the second quarter and first half of 2005 included a favorable adjustment of $6.4 million (pre-tax) related to the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.
(2)	Results for the second quarter and first half of 2004 included a one-time unfavorable non-cash adjustment of $1.7 million (pre-tax) related to a change in the pricing of concentrate purchased from The Coca-Cola Company, which was reflected as an increase to cost of sales.
(3)	Results for the second quarter and first half of 2005 included a favorable adjustment of $1.1 million (pre-tax) related to an adjustment of amounts accrued for certain executive benefit plans upon the resignation of an executive.
(4)	Interest expense for the second quarter and first half of 2005 included financing transaction costs of $1.3 million (pre-tax) related to the exchange of $164.8 million of the Company’s long-term debt.
(5)	Results in the first half of 2004 included a favorable adjustment of approximately $2 million (pre-tax) for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was reflected as a reduction in cost of sales.
(6)	The Company does not currently have any stock options or other common stock equivalents that would result in dilution of earnings per share. Accordingly, for the periods presented, basic and fully diluted earnings per share are equivalent.

The Company’s net sales grew approximately 7% and 8% from the second quarter and first half of 2004 to the comparable periods in 2005, respectively. The net sales increase in the second quarter was primarily due to an increase in average revenue per case of approximately 2%, an increase in bottle/can volume of approximately

1.5% and an increase in contract sales to other bottlers of approximately $14 million. Average revenue per case increased by approximately 2%, bottle/can volume increased by approximately 1.8% and contract sales to other bottlers increased by approximately $26 million for the first half of 2005 compared to the first half of 2004. The Company anticipates that growth in overall bottle/can volume will be primarily dependent upon continued growth in diet products, isotonics and bottled water as well as the introduction of new products.

Gross margin improved in the second quarter and first half of 2005 compared to the second quarter and first half of 2004 due, in part, to the receipt of $6.4 million from the settlement of a class action lawsuit known as In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois. The lawsuit related to purchases of high fructose corn syrup by several companies, including The Coca-Cola Company and its subsidiaries, The Coca-Cola Bottler’s Association and various Coca-Cola bottlers, during the period from July 1, 1991 to June 30, 1995. The Company recognized the proceeds received as a reduction of cost of sales during the second quarter. The proceeds received represent approximately 90% of the expected recovery with the estimated remaining balance to be received in late 2005 or early 2006. However, any additional recovery is subject to Court approval. Accordingly, the Company has not recognized any amounts for possible collection of these remaining reimbursements because the ultimate outcome is not determinable. Despite the proceeds received from the high fructose corn syrup litigation, the Company’s gross margin as a percentage of net sales declined in both the second quarter and first half of 2005 compared to the same periods in 2004.

Interest expense increased $2.2 million and $3.4 million from the second quarter and first half of 2004 compared to the second quarter and first half of 2005, respectively. The increase in interest expense is attributable to financing transaction costs of $1.3 million in the second quarter of 2005 related to the exchange of $164.8 million of the Company’s long-term debentures and higher interest rates on the Company’s floating rate debt, partially offset by the impact of lower debt balances.

Debt and capital lease obligations were summarized as follows:

In Thousands	July 3, 2005	Jan. 2, 2005	June 27, 2004
Debt	$702,939	$708,039	$744,478
Capital lease obligations	80,130	81,028	81,945

Total debt and capital lease obligations	$783,069	$789,067	$826,423

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

The Company has not made changes in any critical accounting policies during the second quarter of 2005. Any changes in critical accounting policies are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance and is effective for fiscal periods beginning after June 15, 2005. The Company anticipates that the adoption of this Statement will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and is effective as of the beginning of the first quarter of fiscal year 2006. This Statement requires public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The Company anticipates that the adoption of this Statement will not have a material impact on its consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The Company estimates that the deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 will reduce the Company’s effective income tax rate by approximately 1% in 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company anticipates that the adoption of this Interpretation will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

Results of Operations

Second Quarter 2005 Compared to Second Quarter 2004 and First Half 2005 Compared to First Half 2004

Net Income

The Company reported net income of $11.5 million or $1.27 per basic share for the second quarter of 2005 compared with net income of $10.6 million or $1.17 per basic share for the second quarter of 2004. Net income for the first half of 2005 was $12.2 million or $1.35 per basic share compared to $13.4 million or $1.48 per basic share in the first half of 2004. Results in all periods presented include infrequent or nonrecurring items (pre-tax) as follows:

•	The second quarter and first half of 2005 results included a favorable adjustment to cost of sales of $6.4 million related to the settlement of litigation regarding purchases of high fructose corn syrup, which was reflected as a reduction in cost of sales.

•	The second quarter and first half of 2005 included a favorable adjustment of $1.1 million related to an adjustment of amounts accrued for executive benefit plans due to the resignation of an executive, which was reflected as a reduction to S,D&A expenses.

•	The second quarter and first half of 2005 included financing transaction costs of $1.3 million related to the exchange of $164.8 million of the Company’s long-term debt, which was reflected as an increase to interest expense.

•	Results in the first half of 2004 included a favorable adjustment of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was reflected as a reduction in cost of sales.

•	Results for the second quarter and first half of 2004 included an unfavorable non-cash adjustment of $1.7 million related to a change in the pricing of concentrate purchased from The Coca-Cola Company, which was reflected as an increase to cost of sales.

Net Sales

Net sales in the second quarter and first half of 2005 increased by approximately 7% and 8%, respectively, primarily due to increases in average revenue per case of approximately 2% for each period, increases in bottle/can volume of approximately 1.5% and approximately 1.8% for the second quarter and first half of 2005, respectively, and increased contract sales to other Coca-Cola bottlers.

The Company’s contract net sales increased to $34.8 million in the second quarter of 2005 compared to $20.4 million for the comparable period in 2004, an increase of $14.4 million or 71%. Contract sales for the first half of 2005 were $61.9 million compared to $36.0 million in the first half of 2004, an increase of $25.9 million or 72%. The significant increase in contract sales resulted from volume related to new customers and shipments of Full Throttle, the new energy product of The Coca-Cola Company. The Company produces this product for Coca-Cola bottlers in the eastern half of the United States.

The percentage increases (decreases) in bottle/can volume by product category in the second quarter and first half of 2005 compared to the second quarter and first half of 2004 were as follows:

	Bottle/Can Volume % Increase (Decrease)
Product category	Second Quarter	First Half
Sugar carbonated soft drinks	(4)%	(2)%
Diet carbonated soft drinks	8%	5%
Total carbonated soft drinks	(1)%	0%
Bottled water	18%	12%
Isotonics	17%	19%
Other noncarbonated beverages (including energy drinks)	9%	12%
Total noncarbonated beverages	15%	13%
Total bottle/can volume	1.5%	1.8%

The Company’s noncarbonated beverage portfolio continues to provide strong volume growth with Dasani growing at 11.6% and PowerAde growing at 19.3% and with the newly introduced energy drinks Full Throttle and Rockstar accounting for .5% of total volume in the first half of 2005. The Company has encountered significant pricing pressure in the supermarket channel for bottled water with average revenue per case declining by approximately 8% from the first half of 2005 compared to the first half of 2004.

The Company introduced several new products during the second quarter of 2005, including Coca-Cola Zero, Dasani flavors, and Vault in certain markets. During the first quarter of 2005, the Company introduced Coca-Cola with Lime and Full Throttle, an energy product. Product innovation will continue to be an important factor impacting the Company’s overall bottle/can volume in the future.

The Company’s products are sold and distributed through various channels. The channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During the first half of 2005, approximately 67% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 33% was sold for immediate consumption. The Company’s largest customer (Wal-Mart Stores, Inc.) accounted for approximately 14% of the Company’s total bottle/can volume during the first half of 2005. The Company’s second largest customer (Food Lion, LLC) accounted for approximately 9% of the Company’s total bottle/can volume during the first half of 2005. Wal-Mart Stores, Inc. accounted for approximately 11% of the Company’s total net sales during the first half of 2005. All of the Company’s sales are to customers in the United States.

Gross Margin

Gross margins for the second quarter and first half of 2005 and the second quarter and first half of 2004 were impacted by adjustments for items that are not necessarily indicative of the Company’s ongoing results. Excluding these adjustments, the Company’s gross margins and gross margins as a percentage of net sales would have been as follows:

	Second Quarter		First Half
In Millions	2005	2004	2005	2004
Gross margin as reported	$166.6	$160.7	$306.5	$301.2
Adjustments:
High fructose corn syrup litigation proceeds	(6.4)		(6.4)
Change in concentrate pricing		1.7		1.7
Customer marketing programs adjustment				(2.0)

Gross margin as adjusted	$160.2	$162.4	$300.1	$300.9

	Second Quarter		First Half
Percentage of Net Sales	2005	2004	2005	2004
Gross margin percentage as reported	46.6%	48.2%	46.2%	48.9%
Adjustments:
High fructose corn syrup litigation proceeds	(1.8)%		(1.0)%
Change in concentrate pricing		.5%		.3%
Customer marketing programs adjustment				(.4)%

Gross margin percentage as adjusted	44.8%	48.7%	45.2%	48.8%

The non-GAAP financial measures “Gross margin as adjusted” and “Gross margin percentage as adjusted” are provided to allow investors to more clearly evaluate gross margin trends. The measures exclude the impact of high fructose corn syrup litigation proceeds in 2005, and a change in concentrate pricing and an adjustment of customer marketing programs reimbursements in 2004. The decrease in gross margin as a percentage of net sales as adjusted in both the second quarter and first half of 2005 resulted primarily from increases in the Company’s packaging costs, which were not fully offset by increases in average revenue per case, and the impact of higher contract sales, which have lower margins.

The Company’s gross margins as a percentage of sales may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

Cost of Sales

Cost of sales on a per unit basis for bottle/can volume increased approximately 2% in the second quarter and approximately 5% for the first half of 2005 compared to the comparable periods of 2004. The increase in cost of sales was mitigated by the $6.4 million settlement of litigation regarding purchases of high fructose corn syrup which offset higher raw material costs. During the second quarter of 2004, The Coca-Cola Company changed its method of concentrate pricing, resulting in a change in the Company’s investment in inventories, resulting in a one-time increase in cost of sales of $1.7 million.

Packaging costs increased by approximately 10% during both the second quarter and first half of 2005 as compared to the same periods in 2004. The Company did not increase net selling prices in the first half of 2005 to fully cover all of its cost increases. The Company believes the long-term benefits of its current net selling prices outweigh the short-term impact on gross margins. The Company anticipates that packaging costs will increase at a slower rate in the second half of 2005 versus the rate of increase in the first half of 2005.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $15.1 million for the first half of 2005 versus $26.1 million for the first half of 2004 and was recorded as a reduction in cost of sales. Since May 28, 2004, The Coca-Cola Company has provided the majority of the Company’s marketing funding support for bottle/can products as a reduction in the price of concentrate. The change in concentrate price represents a significant portion of the marketing funding support that previously would have been paid to the Company in cash related to the sale of bottle/can products of The Coca-Cola Company. Accordingly, the amounts received in cash from The Coca-Cola Company for marketing funding support decreased significantly in the first half of 2005 as compared to the first half of 2004. However, this change in marketing funding support and the related reduction in concentrate price did not have a significant impact on overall results of operations in the first half of 2005.

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw materials, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers.

S,D&A Expenses

S,D&A expenses increased by approximately 3% in both the second quarter and first half of 2005 compared to the same periods in 2004. The increase in S,D&A expenses was primarily due to wage increases for the Company’s employees, higher employee benefits costs including pension costs and higher fuel costs. The increase in S,D&A costs in 2005 was mitigated by the reduction of an accrual for executive benefit plans of $1.1 million due to the resignation of an executive of the Company in the second quarter of 2005. The Company continues to incur increased fuel costs. Fuel costs for the second quarter of 2005 related to the movement of finished goods from sales distribution centers to customer locations increased by approximately 28% or $.8 million compared to the second quarter of 2004. Fuel costs for the first half of 2005 increased by approximately 28% or $1.5 million compared to the first half of 2004.

Over the last three years, the Company has converted the majority of its distribution system from a conventional sales method to a pre-sell method in which sales personnel either visit or call a customer to determine the customer’s requirements for their order. This pre-sell method has enabled the Company to add a significant number of new product and package combinations and provides the capacity to add additional product offerings in the future. The Company will continue to evaluate its distribution system in an effort to improve the process of distributing products to customers. Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $89.6 million and $86.2 million in the first half of 2005 and the first half of 2004, respectively. Customers do not pay the Company separately for shipping and handling costs.

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

Depreciation Expense

Depreciation expense for the second quarter and first half of 2005 declined by $.7 million and $1.1 million compared to the same periods in the prior year. The decline in depreciation expense was primarily due to lower levels of capital spending over the past few years.

Interest Expense

Interest expense increased $2.2 million and $3.4 million from the second quarter and first half of 2004 compared to the second quarter and first half of 2005, respectively. The increase is attributable to financing transaction costs of $1.3 million in the second quarter of 2005 related to the exchange of $164.8 million of the Company’s long-term debentures and higher interest rates on the Company’s floating rate debt, partially offset by the impact of lower debt balances.

Minority Interest

The Company recorded minority interest expense of $2.0 million during the first half of 2005 compared to $2.1 million during the first half of 2004 related to the portion of Piedmont owned by The Coca-Cola Company.

Income Taxes

The Company’s effective income tax rate for the first half of 2005 was 41.9% compared to 40.9% for the first half of 2004. The Company estimates that the adoption of FAS 109-1 will reduce the Company’s effective income tax rate by approximately 1%.

During the second quarter of 2005, the Company entered into a settlement agreement with a state whereby the Company agreed to reduce certain net operating loss carryforwards and to pay certain additional taxes and interest relating to prior years. The loss of state net operating loss carryforwards, net of federal tax benefit, of $4.4 million did not have an effect on the provision for income taxes due to a valuation allowance previously recorded for such deferred tax assets. Under this settlement, the Company was required to pay state income taxes of $5.7 million in the second quarter of 2005 and is required to pay an additional $5.0 million by April 15, 2006. The amounts paid and the liability remaining in excess of reserves previously recorded had the effect of increasing income tax expense by approximately $4.1 million in the second quarter of 2005. Based on analysis of current facts, the Company also made adjustments to reserves for income tax exposure in other states in the second quarter which had the effect of decreasing income tax expense by $3.8 million. The Company’s income tax reserves are subject to adjustment in future periods based on the Company’s ongoing evaluations of its income tax liabilities and new information that becomes available to the Company.

The Company’s effective tax rate for the first half of 2005 reflects expected full year 2005 earnings. The Company’s effective income tax rate for the remainder of 2005 is dependent upon operating results and may change if the results for the year are different from current expectations.

Financial Condition

Total assets increased slightly from $1.31 billion at January 2, 2005 to $1.33 billion at July 3, 2005 primarily due to increases in accounts receivable, inventories and other assets partially offset by a decrease in property, plant and equipment, net. Other assets increased by $15.0 million from January 2, 2005 to July 3, 2005 primarily as a result of the premium paid in conjunction with the debt exchange. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the last few years.

Net working capital, defined as current assets less current liabilities, increased by $16.9 million from January 2, 2005 to July 3, 2005 and decreased by $6.4 million from June 27, 2004 to July 3, 2005.

Significant changes in net working capital from January 2, 2005 to July 3, 2005 were as follows:

•	An increase in inventories of $6.4 million due to seasonality and the introduction of new products.

•	An increase in accounts receivable, trade of $18.6 million due to seasonality, growth in bottle/can volume and a significant increase in contract sales to other Coca-Cola bottlers.

•	An increase in accounts payable, trade of $9.9 million primarily due to seasonality and growth in bottle/can volume.

•	An increase in accounts payable to The Coca-Cola Company of $11.1 million, due primarily to the timing of payments.

Significant changes in net working capital from June 27, 2004 to July 3, 2005 were as follows:

•	An increase in accounts receivable, trade of $8.2 million due to a significant increase in contract sales to other Coca-Cola bottlers and growth in bottle/can volume.

•	A decrease in the cash surrender value of life insurance of $20.2 million due to the receipt of funds from the redemption of certain Company-owned life insurance policies.

Debt and capital lease obligations were $783.1 million as of July 3, 2005 compared to $789.1 million as of January 2, 2005 and $826.4 million as of June 27, 2004. Debt and capital lease obligations as of July 3, 2005 included $80.1 million of capital lease obligations related primarily to Company facilities.

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

In June 2005, the Company exchanged $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009 for $164.8 million of new 5.00% senior notes due 2016. The exchange was conducted as a private placement to holders of the existing debentures that were “qualified institutional buyers” within the meaning of Rule 144A of the Securities Act of 1933. As part of the exchange, the Company paid a premium of $15.6 million to holders participating in the exchange. The Company intends to commence a registered exchange offer during the second half of 2005 to provide holders of the newly issued private notes with the opportunity to exchange their private notes for substantially identical registered notes. The transaction has been accounted for as an exchange of debt and the $15.6 million premium will be amortized over the life of the new notes. The Company incurred financing transaction costs related to the exchange of $1.3 million which have been included in interest expense during the second quarter of 2005. The exchange of debt will reduce the Company’s interest costs prospectively and lengthens maturities on portions of the Company’s debt, reducing refinancing requirements in the near-term.

The Company has obtained the majority of its long-term financing from public markets. As of July 3, 2005, $535.2 million of the Company’s total outstanding debt balance of $702.9 million was financed through publicly offered debt. An additional $164.8 million has been financed through the private offering of Company notes, all or substantially all of which the Company anticipates will be exchanged for substantially identical public notes during the second half of 2005. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary source of cash for the Company has been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the repayment of debt maturities and capital lease obligations, premium on the debt exchange and dividends.

A summary of activity for the first half of 2005 and the first half of 2004 follows:

	First Half
In Millions	2005	2004
Cash Sources
Cash provided by operating activities	$38.7	$71.3
Proceeds from redemption of life insurance policies		7.9
Other	3.6	1.6

Total cash sources	$42.3	$80.8

Cash Uses
Capital expenditures	$14.9	$25.9
Repayment of debt and capital lease obligations	6.0	59.2
Premium on debt exchange	15.6
Dividends	4.5	4.5
Other		.2

Total cash uses	$41.0	$89.8

Increase (decrease) in cash	$1.3	$(9.0)

The Company made contributions to its pension plans of $6.0 million during the first half of 2005. The Company anticipates making total contributions to its pension plans of approximately $9 million to $12 million in 2005.

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash payments for income taxes will increase from approximately $6 million to $9 million in 2005 to an estimated $12 million to $15 million in 2006.

Investing Activities

Additions to property, plant and equipment during the first half of 2005 were $14.9 million compared to $25.9 million during the first half of 2004. Capital expenditures during the first half of 2005 were funded with cash flows from operations and from borrowings under the Company’s available lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

At the end of the second quarter of 2005, the Company had no material commitments for the purchase of capital assets other than those related to normal replacement of equipment. The Company considers the acquisition of bottling territories on an ongoing basis. The Company anticipates that additions to property, plant and equipment in 2005 will be in the range of $40 million to $50 million and plans to fund such additions through cash flows from operations and its available lines of credit. Additions to property, plant and equipment during 2004 were $52.9 million.

Financing Activities

In June 2005, the Company exchanged $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009 for $164.8 million of new 5.00% senior notes due 2016. As a result of the debt exchange, the Company reduced its near-term refinancing requirements by extending the maturity dates on a portion of its total debt.

On April 7, 2005, the Company entered into a new five-year $100 million revolving credit facility replacing the existing $125 million facility which was scheduled to expire in December 2005. On July 3, 2005, there were no amounts outstanding under the new facility. The new $100 million facility matures in April 2010. The new facility includes an option to extend the term for an additional year at the discretion of the participating banks. The new revolving credit facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The Company’s new revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at July 3, 2005, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. The Company had borrowed $2.9 million under its lines of credit as of July 3, 2005. The lines of credit as of July 3, 2005 bore an interest rate of 3.83%. To the extent that borrowings under the lines of credit and the revolving credit facility do not exceed the amount available under the Company’s revolving credit facility, and the term of the revolving credit facility matures in more than 12 months, such borrowings are classified as noncurrent liabilities.

All of the outstanding long-term debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At July 3, 2005, the Company’s credit ratings were as follows:

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

The Company’s public and privately placed debt securities are not subject to financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

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

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations as of July 3, 2005:

	Payments Due by Period
In Thousands	Total	July 2005- June 2006	July 2006- June 2008	July 2008- June 2010	After June 2010
Contractual obligations:
Long-term debt	$702,939	$39	$100,000	$188,143	$414,757
Capital lease obligations, net of interest	80,130	1,794	3,252	3,661	71,423
Purchase obligations (1)	665,585	74,645	149,290	149,290	292,360
Other long-term liabilities (2)	71,273	4,895	9,930	9,547	46,901
Operating leases	20,027	2,649	3,802	3,107	10,469
Long-term contractual arrangements (3)	32,942	8,049	11,967	8,091	4,835
Purchase orders (4)	19,064	19,064

Total contractual obligations	$1,591,960	$111,135	$278,241	$361,839	$840,745

(1)	Represents the obligation by the Company to purchase finished products from South Atlantic Canners, a manufacturing cooperative.
(2)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(3)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(4)	Includes commitments in which a written purchase order has been issued to a vendor but the goods have not been received or the services have not been performed.

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

The Company currently has six interest rate swap agreements. These interest rate swap agreements effectively converted $250 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

Interest expense was reduced due to amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.8 million and $1.2 million during the first half of 2005 and the first half of 2004, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.8% as of July 3, 2005 compared to 5.6% as of January 2, 2005 and 5.1% as of June 27, 2004. Approximately 42% of the Company’s debt and capital lease obligations of $783.1 million as of July 3, 2005 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

If interest rates increased by 1%, the Company’s interest expense would increase by approximately $3.3 million over the next twelve months. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of July 3, 2005, including the effects of our derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	increases in pension expense;

•	anticipated return on pension plan investments;

•	the Company’s ability to utilize net operating loss carryforwards;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	anticipated additions to property, plant and equipment;

•	expectations regarding cash requirements for future income tax payments;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	the Company’s expectation of exercising its option to extend certain lease obligations;

•	the Company’s expectations regarding the exchange of new public notes for existing privately placed notes;

•	the effects of the closings of sales distribution centers;

•	the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products;

•	the upgrade of its ERP software system;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to reduce its financial leverage over time;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	the Company’s key priorities for 2005 and the next several years;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates for the first half of 2005;

•	the Company’s belief that cash provided by operating activities and its credit facilities will be sufficient to meet all of its anticipated cash requirements, including debt and capital lease maturities, through 2008;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of July 3, 2005;

•	the Company’s beliefs regarding higher raw material packaging costs over the remainder of 2005 compared to the same period in 2004;

•	the Company’s belief that increases in raw material packaging costs will occur at a slower rate in the second half of 2005;

•	the Company’s belief that the long-term benefits of its current selling prices outweigh the short-term impact on gross margin;

•	anticipated contributions to Company-sponsored pension plans of approximately $9 million to $12 million in 2005;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that soft demand for sugar carbonated soft drinks will continue;

•	the Company’s belief that the impact of the American Jobs Creation Act of 2004 and the related adoption of FAS 109-1 will reduce the Company’s effective income tax rate in 2005 by approximately 1%;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that CCBSS will increase purchasing efficiency and reduce future increases in cost of sales and other operating expenses;

•	anticipated product innovation in 2005; and

•	the Company’s expectation that growth in overall bottle/can volume will be primarily dependent upon continued growth in diet products, isotonics and bottled water as well as the introduction of new products.

These statements and expectations are based on the currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Among the events or uncertainties which could adversely affect future periods are:

•	lower than expected selling prices resulting from increased marketplace competition;

•	an inability to meet performance requirements for expected levels of marketing funding support payments from The Coca-Cola Company or other beverage companies;

•	changes in how significant customers market or promote our products;

•	reduced advertising and marketing spending by The Coca-Cola Company or other beverage companies;

•	an inability to meet requirements under bottling contracts with The Coca-Cola Company or other beverage companies;

•	the inability of our aluminum can or PET bottle suppliers to meet our purchase requirements;

•	significant changes from expectations in the cost of raw materials;

•	higher than expected insurance premiums and fuel costs;

•	lower than anticipated returns on pension plan assets;

•	higher than anticipated health care costs;

•	unfavorable interest rate fluctuations;

•	higher than anticipated cash payments for income taxes;

•	unfavorable weather conditions;

•	significant changes in consumer preferences related to nonalcoholic beverages;

•	inability to increase selling prices, increase bottle/can volume or reduce expenses to offset higher raw material costs;

•	reduced brand and packaging innovation;

•	significant changes in credit ratings impacting the Company’s ability to borrow;

•	adverse or unanticipated outcomes arising from the disposition of certain claims and legal proceedings occurring in the ordinary course of business;

•	assessments of additional taxes resulting from audits of our filings for various periods;

•	terrorist attacks, war, other civil disturbances or national emergencies; and

•	changes in financial markets.

The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in market risks since January 2, 2005.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s stockholders was held on May 4, 2005.

(b)	All director nominees were elected.

(c)	The meeting was held to consider and vote upon electing eleven directors, each for a term of one year or until their successors have been elected and qualified. The votes with respect to each director were as follows:

Director Name	For	Withheld
J. Frank Harrison, III	53,956,345	940,217
H. W. McKay Belk	54,733,247	163,315
Sharon A. Decker	54,760,214	136,348
William B. Elmore	53,721,828	1,174,734
James E. Harris	54,794,239	102,323
Deborah S. Harrison	54,806,578	89,984
Robert D. Pettus, Jr.	54,812,588	83,974
Ned R. McWherter	54,882,735	13,827
John W. Murrey, III	54,848,923	47,639
Carl Ware	54,823,990	72,572
Dennis A. Wicker	54,760,234	136,328

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
4.1	$164,757,000 5.00% Senior Note due 2016 (filed herewith).

4.2	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10 percent of total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	Consulting Agreement, dated as of June 1, 2005, between the Company and David V. Singer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005).

10.2	Form of Split-dollar Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 12, 2005	By:	/s/ Steven D. Westphal
Steven D. Westphal
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer