Form 10-K
period 2006-01-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2006-03-16
CIK 317540

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

Common Stock, $l.00 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☒   Non-accelerated filer   ☐

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

Market Value as of July 1, 2005
Common Stock, $l.00 Par Value	$228,139,394
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2006
Common Stock, $1.00 Par Value	6,643,077
Class B Common Stock, $1.00 Par Value	2,460,252

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2006 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.     Business

Introduction

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (together with its majority-owned subsidiaries, the “Company”), produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia (“The Coca-Cola Company”) which include some of the most recognized and popular beverage brands in the world. Coca-Cola Bottling Co. Consolidated, which was incorporated in 1980, and its predecessors have been in the soft drink manufacturing and distribution business since 1902.

The Company is the second largest Coca-Cola bottler in the United States. The Company considers opportunities for acquiring additional territories on an ongoing basis. To achieve its goals, further purchases and sales of bottling rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur. Since 2000, the Company has placed significant emphasis on new product innovation and product line extensions as a strategy to increase overall revenue.

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

General

In its soft drink operations, the Company holds Bottle Contracts and Allied Bottle Contracts under which it produces and markets, in certain regions, carbonated soft drink products of The Coca-Cola Company, including Coca-Cola classic, caffeine free Coca-Cola classic, Coca-Cola Zero, Coca-Cola with lime, diet Coke, diet Coke with lemon, diet Coke with lime, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Vanilla Coke, diet Vanilla Coke, Black Cherry Vanilla Coca-Cola, diet Black Cherry Vanilla Coca-Cola, Coca-Cola C2, TAB, Sprite, diet Sprite, Sprite Remix, Vault, Vault Zero, Mello Yello, diet Mello Yello, Mr. PiBB, sugar free Mr. PiBB, Barq’s Root Beer, diet Barq’s Root Beer, Fresca, Fresca flavors, Fanta flavors, Seagrams’ products, Minute Maid orange and diet Minute Maid orange.

The Company also distributes and markets under Noncarbonated Beverage Contracts products such as POWERade, Dasani and Minute Maid Juices To Go in certain of its markets. The Company produces and markets Dr Pepper in some of its regions. The Company also distributes and markets various other products, including Dasani flavors, Minute Maid Adult Refreshments, Full Throttle, Rockstar and Sundrop, in one or more of the Company’s regions under agreements with the companies that manufacture the concentrate for those beverages. In addition, the Company also produces soft drinks for other Coca-Cola bottlers.

The Company’s principal soft drink is Coca-Cola classic. In each of the last three fiscal years, sales of products under the Coca-Cola trademark have accounted for more than half of the Company’s bottle/can sales volume to retail customers. In total, the products of The Coca-Cola Company accounted for approximately 90%, 90% and 91% of the Company’s bottle/can sales volume to retail customers during fiscal years 2005, 2004 and 2003, respectively.

Beverage Agreements

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce and market The Coca-Cola Company’s soft drinks in bottles, cans and five gallon pressurized pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages and other trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produces the soft drink known as “Coca-Cola classic” and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company’s right to use, in its territories, the tradenames and trademarks, such as “Coca-Cola classic” and their associated patents, copyrights, designs and labels, which are owned by The Coca-Cola Company. The Coca-Cola Company has no rights under these contracts to establish the resale prices at which the Company sells its products. The Company has similar arrangements with Dr Pepper/Seven Up, Inc. and other beverage companies.

Bottle Contracts.    The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the “Bottle Contracts”) which provide that the Company will purchase its entire requirement of concentrates and syrups for Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, Coca-Cola Zero, diet Coke with lemon, Coca-Cola with lime, diet Coke with lime, caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Vanilla Coke, diet Vanilla Coke, Black Cherry Vanilla Coca-Cola, diet Black Cherry Vanilla Coca-Cola and Coca-Cola C2 (together, the “Coca-Cola Trademark Beverages”) from The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and nonrefillable bottles. The Coca-Cola Company may determine from time to time what containers of this type to authorize for use by the Company. The Company cannot sell Coca-Cola Trademark Beverages outside of its bottling territories.

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

Allied Bottle Contracts.    The Company is a party to other contracts with The Coca-Cola Company (the “Allied Bottle Contracts”) which grant similar exclusive rights to the Company with respect to the distribution of TAB, Sprite, diet Sprite, Sprite Remix, Vault, Vault Zero, Mello Yello, diet Mello Yello, Mr. PiBB, sugar free Mr. PiBB, Barq’s Root Beer, diet Barq’s Root Beer, Fresca, Fresca flavors, Fanta flavors, Seagrams’ products, Minute Maid orange and diet Minute Maid orange (the “Allied Beverages”) for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of ten years and is renewable by the Company for an additional ten years at the end of each ten-year period, but is subject to termination in the event of (1) the Company’s insolvency, bankruptcy, dissolution, receivership or similar condition; (2) termination of the Company’s Bottle Contracts covering the same territory by either party for any reason; and (3) any material breach of any obligation of the Company under the Allied Bottle Contracts that remains uncured for 120 days after notice by The Coca-Cola Company.

Noncarbonated Beverage Contracts.    The Company purchases and distributes certain noncarbonated beverages such as isotonics, teas, juice drinks and energy drinks in finished form from The Coca-Cola Company, and produces, markets and distributes Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Contracts”). The Noncarbonated Beverage Contracts contain provisions that are similar to the Bottle Contracts and Allied Bottle Contracts with respect to authorized containers, planning and related matters, but the Noncarbonated Beverage Contracts also have certain significant differences. Unlike the Bottle Contracts and Allied Bottle Contracts, which grant the Company exclusivity in the distribution of the respective beverages in the territory, the Noncarbonated Beverage Contracts grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to the Company’s right of first refusal, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the Company’s territory where noncarbonated beverages are consumed on-premise, including restaurants. The Coca-Cola Company must pay the Company certain fees in the event of such commissary sales. Also, under the Noncarbonated Beverage Contracts, the Company may not sell other beverages in the same product category. The Coca-Cola Company establishes the pricing the Company must pay for the noncarbonated beverages or, in the case of Dasani, the concentrate. Each of the Noncarbonated Beverage Contracts has a term of ten or fifteen years and is renewable by the Company at the end of each term.

Other Bottling Agreements.    The bottling agreements from most other beverage companies are similar to those described above in that they are renewable at the option of the Company and the beverage companies. The price the beverage companies may charge for syrup or concentrate is set by the beverage companies from time to time. These bottling agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10%, 10% and 9% of the Company’s bottle/can sales volume to retail customers for 2005, 2004 and 2003, respectively. The territories covered by the Allied Bottle Contracts and by bottling agreements for products of beverage companies other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company’s business.

Post-Mix Rights and Sales to Other Bottlers.    The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups (“post-mix”) of The Coca-Cola Company. In addition, the Company produces some products for sale to other Coca-Cola bottlers. Sales to other bottlers have lower gross margin but allow the Company to achieve higher utilization of its production facilities.

The Company’s net sales by category as a percentage of total net sales is as follows:

	Fiscal Year
	2005	2004	2003
Bottle/can sales volume under beverage contracts	85%	88%	89%
Post-mix	5%	6%	5%
Sales to other Coca-Cola bottlers	10%	6%	6%

Total	100%	100%	100%

The increase in sales to other Coca-Cola bottlers in 2005 resulted primarily from volume related to shipments of Full Throttle, the new energy product of The Coca-Cola Company. The Company produces Full Throttle for the majority of the Coca-Cola bottlers in the eastern half of the United States and anticipates continuing to produce this product for these Coca-Cola bottlers in 2006.

Markets and Production and Distribution Facilities

The Company currently holds bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky,

Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is approximately 18.6 million.

The Company currently operates in seven principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina.    This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas. The region has an estimated population of 8.1 million. A production/distribution facility is located in Charlotte and 17 sales distribution facilities are located in the region.

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

7. West Virginia.    This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has an estimated population of 1.5 million. There are eight sales distribution facilities located in the region.

The Company is a member of South Atlantic Canners (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. On June 1, 1994, the Company executed a management agreement with SAC. The Company receives a fee for managing the day-to-day operations of SAC pursuant to the management agreement. On June 1, 2004, the Company executed a new management agreement with SAC that extends through May 2014. The terms of the new management agreement are comparable to the prior agreement. Management fees earned from SAC were $1.5 million, $1.6 million and $1.3 million in 2005, 2004 and 2003, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished product through May 2014. Purchases from SAC by the Company for finished products were $127 million, $108 million and $105 million in 2005, 2004 and 2003, respectively.

Raw Materials

In addition to concentrates obtained by the Company from The Coca-Cola Company and other beverage companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, plastic bottles, cans, closures, other containers and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweeteners, cans, carbon dioxide and plastic bottles, the Company purchases its raw materials from multiple suppliers.

The Company purchases substantially all of its plastic bottles (20-ounce, half liter, 390 ml and 2 liter sizes) from manufacturing plants which are owned and operated by two cooperatives of Coca-Cola bottlers, including the Company. The Company currently obtains all of its aluminum cans from one domestic supplier.

None of the materials or supplies used by the Company are currently in short supply, although the supply of specific materials (including plastic bottles, which are formulated using petroleum-based products) could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.

Along with all the other Coca-Cola bottlers in the United States, the Company has become a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) in 2005 and 2004.

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2005, approximately 67% of the Company’s bottle/can sales volume to retail customers was sold for future consumption. The remaining sales volume of approximately 33% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 15% of the Company’s total bottle/can sales volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can sales volume to retail customers. Wal-Mart Stores, Inc. accounted for approximately 11% of the Company’s total net sales. All of the Company’s sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the major competitive techniques in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions in the last three years include Coca-Cola Zero, Coca-Cola C2, diet Coke with lime, diet Coke with lemon, Vault, Vault Zero, Rockstar, Dasani flavors, Minute Maid Light, Sprite Remix and Full Throttle, an energy product from The Coca-Cola Company. New packaging introductions include Fridge Pack™ 12-ounce plastic bottles and 390 ml plastic bottles. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw materials costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. There may be as many as 25 different packages for Coca-Cola classic within a single geographic area. Bottle/can sales volume to retail customers during 2005 was approximately 46% cans, 52% nonrefillable bottles and 2% other containers.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company’s products. The Coca-Cola Company and Dr Pepper/Seven-Up, Inc. (the “Beverage Companies”) make substantial expenditures on advertising in the Company’s territories. The Company has also benefited from national advertising programs conducted by the Beverage Companies. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company’s products. Historically, these expenses have been partially offset by marketing funding support which the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding support in the future.

The substantial outlays which the Company makes for marketing and merchandising programs are generally regarded as necessary to maintain or increase sales volume, and any significant curtailment of marketing funding support provided by the Beverage Companies for marketing programs which benefit the Company could have a material adverse effect on the operating and financial results of the Company.

Seasonality

Sales are seasonal, with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demand during these peak periods. Sales volume can be impacted by weather conditions. See “Item 2. Properties” for information relating to utilization of the Company’s production facilities.

Competition

The carbonated soft drink market and the noncarbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label soft drinks in supermarket stores. The carbonated soft drink market comprised 87% of the Company’s bottle/can sales volume to retail customers in 2005. In each region in which the Company operates, between 75% and 95% of carbonated soft drink sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

The Company’s tax filings are subject to audit by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At January 1, 2006, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. The impact of restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

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

Employees

As of February 1, 2006, the Company had approximately 5,700 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, was approximately 6,200.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining agreement covering less than .5% of the Company’s employees expires in 2006.

Exchange Act Reports and Code of Ethics for Senior Financial Officers

The Company makes available free of charge through its Internet website, www.cokeconsolidated.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may be also read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549.

Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. In addition, the Company makes available on its Internet website its Code of Ethics for Senior Financial Officers. The information provided on the Company’s website is not part of this report and is not incorporated herein by reference.

Item 1A.     Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks and uncertainties, including risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, may also impair its business and results of operations.

Lower than expected selling prices resulting from increased marketplace competition could adversely affect the Company’s profitability.

The carbonated soft drink market and the noncarbonated beverage market are highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products and private label soft drinks. Although the Company has placed an emphasis on revenue management, which includes striking the appropriate balance between generating growth in volume, gross margin and market share, there can be no assurance that increased competition will not reduce the Company’s profitability.

Changes in how significant customers market or promote the Company’s products could reduce sales volume.

The Company’s sales volume is impacted by how significant customers market or promote the Company’s products. Sales volume has been negatively impacted by less aggressive price promotion by some retailers in the future consumption channels in the past several years. If the Company’s significant customers change the way they market or promote the Company’s products, the Company’s sales volume, revenue and profitability could be adversely impacted.

Changes in public and consumer preferences related to nonalcoholic beverages could reduce demand for the Company’s products and reduce profitability.

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of the Company’s business depends on working with the beverage companies to meet the changing preferences of the broad consumer market. The Company has seen a shift from sugar carbonated beverages to diet carbonated beverages, isotonics, bottled water and energy products over the past several years. Failure to satisfy changing consumer preferences could adversely affect the profitability of the Company’s business.

The Company’s inability to meet requirements under its bottling contracts could result in the loss of distribution rights.

Approximately 90% of the Company’s bottle/can sales volume with retail customers consists of products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 10% of the Company’s bottle/can sales volume with retail customers consists of products of other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

Material changes in, or the Company’s inability to meet, the performance requirements for marketing funding support, or decreases from historic levels of marketing funding support, would reduce the Company’s profitability.

Material changes in the performance requirements, or decreases in the levels of marketing funding support historically provided, under marketing programs with The Coca-Cola Company and other beverage companies, or the Company’s inability to meet the performance requirements for the anticipated levels of such marketing funding support payments, would adversely affect the Company’s profitability. The Coca-Cola Company and other beverage companies are under no obligation to continue marketing funding support at historic levels.

Changes in The Coca-Cola Company’s and other beverage companies’ levels of advertising, marketing spending and brand innovation could reduce the Company’s sales volume.

The Coca-Cola Company’s and other beverage companies’ levels of advertising, marketing spending and brand innovation directly impact the Company’s operations. While the Company does not believe that there will be significant changes in the levels of marketing and advertising by the beverage companies, there can be no assurance that historic levels will continue. In addition, if the sales volume of sugar carbonated beverages continues to decline, the Company’s sales volume growth will continue to be dependent on brand innovation by the beverage companies, especially The Coca-Cola Company. Decreases in beverage company marketing, advertising and product brand innovation could adversely impact the profitability of the Company.

The inability of the Company’s aluminum can or plastic bottle suppliers to meet the Company’s purchase requirements may reduce the Company’s profitability.

The Company currently obtains all of its aluminum cans from one domestic supplier and all of its plastic bottles from two domestic cooperatives. The inability of these aluminum can or plastic bottle suppliers to meet the Company’s requirements for containers could result in short-term shortages until alternative sources of supply can be located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the aluminum can or plastic bottle suppliers to meet the Company’s purchase requirements could reduce the Company’s profitability.

The inability of the Company to offset higher raw material costs with higher selling prices, increased bottle/can sales volume or reduced expenses could have an adverse impact on the Company’s profitability.

Packaging costs, primarily plastic bottle costs and aluminum can costs increased significantly in 2005 and could continue to increase in the future. If the Company cannot offset higher raw material costs with higher selling prices, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

Sustained increases in fuel costs or the inability of the Company to secure adequate supplies of fuel could have an adverse impact on the Company’s profitability.

The Company has experienced significant increases in fuel costs as a result primarily of macro-economic factors beyond the Company’s control. In addition, the Company uses significant amounts of fuel in the distribution of its products. Events such as natural disasters could impact the supply of fuel and could impact the timely delivery of the Company’s products to its customers. While the Company is working to reduce fuel consumption, there can be no assurance that the Company will succeed in limiting future cost increases. Continued upward pressure in these costs could reduce the profitability of the Company’s operations.

Sustained increases in workers’ compensation, employment practices and vehicle accident costs may reduce the Company’s profitability.

The Company is generally self-insured for the costs of workers’ compensation, employment practices and vehicle accident claims. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. Although the Company has actively sought to control increases in these costs, there can be no assurance that the Company will succeed in limiting future cost increases. Continued upward pressure in these costs could reduce the profitability of the Company’s operations.

Sustained increases in the cost of employee benefits may reduce the Company’s profitability.

With approximately 6,000 employees, the Company’s profitability is substantially affected by the cost of pension retirement benefits, post-retirement medical benefits and current employees’ medical benefits. In recent years, the Company has experienced significant increases in these costs as a result of macro-economic factors beyond the Company’s control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce the profitability of the Company’s operations.

Changes in interest rates could adversely affect the profitability of the Company.

Approximately 43% of the Company’s debt and capital lease obligations of $777.2 million as of January 1, 2006 was subject to changes in short-term interest rates. Rising interest rates have increased the Company’s interest expense over the past two years. If interest rates increased by 1%, the Company’s interest expense would increase by approximately $3 million over the next twelve months. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of January 1, 2006, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments. In addition, the Company’s pension and postretirement medical benefits costs are subject to changes in interest rates. There can be no assurance that future increases in interest rates will not reduce the Company’s profitability.

The Company’s debt rating could be impacted by The Coca-Cola Company.

The Company’s debt rating could be significantly impacted by capital management activities of The Coca-Cola Company and/or changes in the debt rating of The Coca-Cola Company. A lower debt rating could significantly increase the Company’s interest cost.

Changes in legal contingencies could impact the Company’s future profitability.

Changes from expectations for the resolution of outstanding legal claims and assessments could have a material adverse impact on the Company’s profitability and financial condition. In addition, the Company’s failure to abide by laws, orders or other legal commitments could subject the Company to fines, penalties or other damages.

Additional taxes resulting from tax audits could impact the Company’s future profitability.

An assessment of additional taxes resulting from audits of the Company’s tax filings could have a material impact on the Company’s profitability, cash flows and financial condition.

Natural disasters and unfavorable weather could impact the Company’s future profitability.

Natural disasters or unfavorable weather conditions in the geographic regions in which the Company does business could have a material impact on the Company’s revenue and profitability.

Issues surrounding labor relations could impact the Company’s future profitability and/or its operating efficiency.

Approximately 7% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency.

Recent bottler litigation could limit the Company’s ability to change distribution methods and business practices.

Litigation recently filed by some United States bottlers of Coca-Cola products reflects disagreements in the Coca-Cola bottler system concerning distribution methods and business practices. These disagreements among various Coca-Cola bottlers could adversely affect the Company’s ability to fully implement its business plans.

Management’s use of estimates and assumptions may have a material effect on reported results.

The Company’s consolidated financial statements and accompanying notes to the consolidated financial statements include estimates and assumptions by management that impact reported amounts. Actual results could differ from those estimates.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 49 sales distribution centers. The Company owns two production/distribution facilities and 45 sales distribution centers, and leases its corporate headquarters, two other production/distribution facilities and four sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party for a ten-year term expiring in December 2008. Rental payments for these facilities were $3.3 million in 2005.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party for a ten-year term expiring in December 2010. Rental payments under this lease totaled $3.4 million in 2005.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2009. Rent expense under this lease totaled $.4 million in 2005.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The lease requires monthly payments through 2017. Rental expense under this lease totaled $.4 million in 2005.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through 2018. Rental payments under this lease totaled $.6 million in 2005.

The Company’s other real estate leases are not material.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production centers as of February 1, 2006 is indicated below:

Production Facilities

Location	Percentage Utilization*
Charlotte, North Carolina	79%
Mobile, Alabama	53%
Nashville, Tennessee	63%
Roanoke, Virginia	62%

*	Estimated 2006 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 1, 2006 was as follows:

Sales Distribution Facilities

Region	Number of Facilities
North Carolina	17
South Carolina	7
South Alabama	4
South Georgia	5
Middle Tennessee	3
Western Virginia	5
West Virginia	8

Total	49

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 3,900 vehicles in the sale and distribution of its soft drink products, of which approximately 1,500 are route delivery trucks. In addition, the Company owns approximately 216,000 soft drink dispensing and vending machines for the sale of its products in its bottling territories.

Item 3.    Legal Proceedings

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et .al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., Civil Action File No. 06-3056-CV-S, the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs seek preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages.

On March 3, 2006, the Company filed a motion seeking permission to intervene in the lawsuit for the limited purpose of opposing the preliminary and permanent injunctive relief sought by the bottler plaintiffs. The Company seeks permission to intervene because it also plans to offer warehouse delivery of POWERade to Wal-Mart within the Company’s territory and therefore opposes the relief requested by the bottler plaintiffs.

The Company is involved in other claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these other claims and legal proceedings, management believes that the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these other claims and legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 1, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of names and ages of all the executive officers of the Company indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 51, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President of the Company.

WILLIAM B. ELMORE, age 50, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

ROBERT D. PETTUS, JR., age 61, is Vice Chairman of the Board of Directors of the Company, a position he has held since August 2004. Mr. Pettus retired from the Company in February 2005. Mr. Pettus was Executive Vice President and Assistant to the Chairman of the Company from 1996 to July 2004 and Vice President of Human Resources from 1984 to 1996. Mr. Pettus has been a director of the Company since August 2004.

HENRY W. FLINT, age 51, is Executive Vice President and Assistant to the Chairman, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

WILLIAM J. BILLIARD, age 39, is Vice President and Controller, a position to which he was appointed on February 20, 2006. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001.

CLIFFORD M. DEAL, III, age 44, is Vice President, Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 50, is Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

RONALD J. HAMMOND, age 50, is Senior Vice President, Operations, a position he was appointed to in January 2001. Prior to that, he was Vice President, Manufacturing, a position he had held since September 1999. Before joining the Company, he was Vice President, Operations, Asia Pacific at Pepsi-Cola International, where he had been an employee since 1981.

KEVIN A. HENRY, age 38, is Senior Vice President, Human Resources, a position he has held since February 2001. Prior to joining the Company, he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that, he was Director, Human Resources, at Office Depot Inc. beginning in December 1994.

UMESH M. KASBEKAR, age 48, is Senior Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

C. RAY MAYHALL, JR., age 58, is Senior Vice President, Sales, a position he was appointed to in September 2001. Prior to that he was Vice President, Distribution and Technical Services, a position he was appointed to in December 1999. Prior to that, he was Regional Vice President, Sales, a position he had held since November 1992.

LAUREN C. STEELE, age 51, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

STEVEN D. WESTPHAL, age 51, is Senior Vice President and Chief Financial Officer, a position to which he was appointed in May 2005. Prior to that, he was Vice President and Controller, a position he had held from November 1987.

JOLANTA T. ZWIREK, age 50, is Senior Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was Vice President and Chief Technology Officer for Bank One during a portion of 1999. Prior to that, she was a Senior Director in the Information Services organization at McDonald’s Corporation, where she was an employee since 1984.

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

	Fiscal Year
	2005		2004
	High	Low	High	Low
First quarter	$57.53	$51.63	$55.55	$50.00
Second quarter	52.80	46.00	59.15	51.05
Third quarter	53.93	47.01	59.00	51.25
Fourth quarter	49.00	42.58	57.86	52.00

The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock shares was maintained throughout 2004 and 2005.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of February 28, 2006, was 3,690 and 13, respectively.

On February 22, 2006, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company’s stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

Item 6.     Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended January 1, 2006. The data for the five years ended January 1, 2006 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof.

Selected Financial Data*

	Fiscal Year**
In Thousands (Except Per Share Data)	2005	2004	2003	2002***	2001
Summary of Operations
Net sales	$1,380,172	$1,267,227	$1,220,403	$1,207,173	$965,979

Cost of sales, excluding depreciation expense	752,409	659,466	629,080	622,333	516,734
Selling, delivery and administrative expenses, excluding depreciation expense	466,533	449,497	428,462	412,787	310,850
Depreciation expense	68,222	70,798	76,485	76,075	66,134
Provision for impairment of property, plant and equipment					947
Amortization of intangibles	880	3,117	3,105	2,796	15,296

Total costs and expenses	1,288,044	1,182,878	1,137,132	1,113,991	909,961

Income from operations	92,128	84,349	83,271	93,182	56,018
Interest expense	49,279	43,983	41,914	49,120	44,322
Minority interest	4,097	3,816	3,297	5,992

Income before income taxes	38,752	36,550	38,060	38,070	11,696
Income taxes	15,801	14,702	7,357	15,247	2,226

Net income	$22,951	$21,848	$30,703	$22,823	$9,470

Basic net income per share	$2.53	$2.41	$3.40	$2.58	$1.08

Diluted net income per share	$2.53	$2.41	$3.40	$2.56	$1.07

Cash dividends per share:
Common	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding	9,083	9,063	9,043	8,861	8,753
Weighted average number of common shares outstanding—assuming dilution	9,083	9,063	9,043	8,921	8,821
Year-End Financial Position
Total assets	$1,341,839	$1,314,063	$1,349,920	$1,353,525	$1,064,459

Current portion of debt	6,539	8,000	17,678	37,631	56,708

Current portion of obligations under capital leases	1,709	1,826	1,337	1,120	1,364

Obligations under capital leases	77,493	79,202	44,226	44,906	1,060

Long-term debt	691,450	700,039	785,039	770,125	620,156

Stockholders’ equity	75,134	64,439	52,472	32,867	17,081

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.
**	All years presented are 52-week fiscal years except 2004 which was a 53-week year.
***	On January 2, 2002, the Company purchased an additional interest in Piedmont Coca-Cola Bottling Partnership (“Piedmont”) from The Coca-Cola Company, increasing the Company’s ownership in Piedmont to more than 50%. Due to the increase in ownership, the results of operations, financial position and cash flows of Piedmont have been consolidated with those of the Company beginning in the first quarter of 2002. The Company’s investment in Piedmont had been accounted for using the equity method for 2001 and prior years. In addition, the Company adopted the provisions of SFAS No. 142 at the beginning of 2002, which resulted in goodwill and intangible assets with indefinite useful lives no longer being amortized.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Soft Drink Industry—a general description of the Company’s business and the soft drink industry.

•	Areas of Emphasis—a summary of the Company’s key priorities for 2005 and the next several years.

•	Overview of Operations and Financial Condition—a summary of key information and trends concerning the financial results for the three years ended 2005.

•	Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements—a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations—an analysis of the Company’s results of operations for the three years presented in the consolidated financial statements.

•	Financial Condition—an analysis of the Company’s financial condition as of the end of the last two years as presented in the consolidated financial statements.

•	Liquidity and Capital Resources—an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements.

The fiscal years presented are the 52-week period ended January 1, 2006, the 53-week period ended January 2, 2005 and the 52-week period ended December 28, 2003. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated statements of operations and consolidated statements of cash flows for fiscal years 2005, 2004 and 2003 and the consolidated balance sheets at January 1, 2006 and January 2, 2005 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all of 2005 and 2004 and the last three quarters of 2003, and 45.3% for the first quarter of 2003.

OUR BUSINESS AND THE SOFT DRINK INDUSTRY

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy drinks. The Company had net sales of approximately $1.4 billion in 2005.

The nonalcoholic beverage market is highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products and private label soft drinks. In each region in which the Company operates, between 75% and 95% of carbonated soft drink sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last three years, volume of sugar carbonated soft drinks in the soft drink industry has declined. The decline in sugar carbonated beverages has generally been offset by volume growth in other nonalcoholic product categories.

The Company’s bottle/can sales volume by product category as a percentage of total bottle/can sales volume was as follows:

	Fiscal Year
Product Category	2005	2004	2003
Sugar carbonated soft drinks	59.4%	61.5%	63.5%
Diet carbonated soft drinks	28.0%	27.6%	25.8%

Total carbonated soft drinks	87.4%	89.1%	89.3%

Bottled water	6.7%	5.6%	5.4%
Isotonics	2.6%	2.1%	1.7%
Other noncarbonated	3.3%	3.2%	3.6%

Total noncarbonated	12.6%	10.9%	10.7%

Total	100.0%	100.0%	100.0%

AREAS OF EMPHASIS

Key priorities for the Company during 2005 and over the next several years include revenue management, product innovation, distribution cost management and overall productivity.

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

Product Innovation

Volume growth of carbonated soft drinks has slowed over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall volume. During the first quarter of 2005, the Company introduced Coca-Cola with lime and Full Throttle, an energy product from The Coca-Cola Company. During the second quarter of 2005, the Company introduced Coca-Cola Zero, Dasani flavors, and Vault in certain markets. The Company introduced Vault in the Company’s remaining markets in the fourth quarter of 2005. The Company introduced diet Coke with lime, Coca-Cola C2 and Rockstar, an energy drink, in 2004. In addition, the Company has also developed specialty packaging for customers in certain channels over the past several years.

Distribution Cost Management

Distribution cost represents the cost of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $183.1 million, $176.3 million and $168.1 million in 2005, 2004 and 2003, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

The Company has three primary delivery systems for its current business: bulk delivery for large supermarkets, mass merchandisers and club stores; pre-sell delivery for convenience stores, drug stores, small supermarkets and on-premise accounts; and full service delivery for its full service vending customers. In 2006, the Company will begin changing its delivery method for its pre-sell delivery system. Historically, the Company loaded its trucks at the warehouse with products the route delivery employee would deliver during the day. The delivery employee was responsible for pulling the required products off a side load truck at each stop to fill the customer’s order. The Company will begin using a new pre-sell delivery method in 2006 which involves pre-building orders in the warehouse on a small pallet that the delivery employee can roll off a truck directly into the customer’s location. This new method involves the use of a rear loading truck rather than the conventional side loading truck. In the initial rollout of this new method, the Company anticipates delivery efficiency will increase by approximately 30% for its pre-sell delivery routes. The Company plans to implement this new delivery method in approximately 13 distribution centers during 2006. These 13 distribution centers accounted for approximately 35% of the Company’s total bottle/can sales volume in 2005. This rollout will require additional capital spending for the new type of delivery vehicle. Capital spending is anticipated to increase significantly in 2006 as compared to 2005 as discussed more fully below. The Company anticipates that this change in delivery methodology will result in significant savings in future years; more efficient delivery of a larger number of products; improved employee safety and a reduction in the number of workers’ compensation claims.

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

OVERVIEW OF OPERATIONS AND FINANCIAL CONDITION

The following overview provides a summary of key information concerning the Company’s financial results for the three years ended 2005.

	Fiscal Year
	2005(1)(3)	2004(2)(4)	2003(5)
In Thousands (Except Per Share Data)
Net sales	$1,380,172	$1,267,227	$1,220,403
Gross margin	627,763	607,761	591,323
Income from operations	92,128	84,349	83,271
Interest expense	49,279	43,983	41,914
Income taxes	15,801	14,702	7,357
Net income	22,951	21,848	30,703
Basic net income per share (6)	$2.53	$2.41	$3.40

(1)	Results for 2005 included a favorable adjustment of $7.0 million (pre-tax) related to the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.
(2)	Results for 2004 included an unfavorable non-cash adjustment of $1.7 million (pre-tax) related to a change in the pricing of concentrate purchased from The Coca-Cola Company, which was reflected as an increase to cost of sales.
(3)	Interest expense for 2005 included financing transaction costs of $1.7 million (pre-tax) related to the exchange of $164.8 million of the Company’s long-term debt and the redemption of $8.6 million of debentures.
(4)	Results for 2004 included a favorable adjustment of approximately $2 million (pre-tax) for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was reflected as a reduction in cost of sales.
(5)	Results for 2003 included net favorable adjustments to income tax expense of $8.6 million relating to the favorable settlement of a state income tax audit and the reduction of its valuation allowance for certain deferred income tax assets, offset partially by incremental tax expense associated with the decision to terminate certain Company-owned life insurance policies.
(6)	The Company does not currently have any stock options or other common stock equivalents that would result in dilution of earnings per share. Accordingly, for the periods presented, basic and fully diluted earnings per share are equivalent.

The Company’s net sales grew approximately 13% from 2003 to 2005. The net sales increase was primarily due to an increase in average revenue per unit of approximately 7%, a 1.5% increase in bottle/can sales volume, and a 95% increase in sales to other Coca-Cola bottlers primarily related to shipments of Full Throttle, the new energy drink of The Coca-Cola Company.

The Company has seen declines in the demand for sugar carbonated soft drinks over the past three years and expects that this trend will continue. The Company anticipates that overall bottle/can sales volume will be primarily dependent upon continued growth in diet products, isotonics, bottled water and energy drinks as well as the introduction of new products.

Gross margin increased approximately 6% in 2005 compared to 2003. The Company’s gross margin percentage declined from 48.5% in 2003 to 45.5% in 2005 due to higher raw material costs and an increase in sales to other Coca-Cola bottlers, which have lower margins than the Company’s bottle/can franchise sales. Sales to other Coca-Cola bottlers accounted for 2.0% of the 3.0% decrease in gross margin percentage. The Company’s raw material packaging costs increased significantly in 2005. The Company increased selling prices to partially offset these increased costs.

Income from operations increased approximately 11% in 2005 compared to 2003. The increase was due to solid growth in gross margin and lower depreciation expense, which more than offset higher S,D&A expenses.

S,D&A expenses have increased approximately 9% from 2003 to 2005. The increase in S,D&A expenses was primarily attributable to increases in employee compensation of approximately 8%, employee benefit plan costs of approximately 9%, property and casualty insurance costs of approximately 3% and fuel costs of approximately 53%. Depreciation expense decreased approximately 11% from 2003 to 2005. The decrease in depreciation expense from 2003 to 2005 was primarily due to lower levels of capital spending over the past several years.

Interest expense increased approximately 18% from 2003 to 2005. The increase primarily reflected higher interest rates on the Company’s floating rate debt. Interest expense for 2005 also included financing transaction costs of $1.7 million related to the exchange of $164.8 million of debentures during the second quarter of 2005 and the early retirement of $8.6 million of the Company’s long-term debt during the fourth quarter of 2005. The Company’s overall weighted average interest rate, excluding the financing transaction costs related to the exchange of long-term debt during the second quarter of 2005 and the early retirement of long-term debt during the fourth quarter of 2005, increased from an average of 4.9% during 2003 to 6.2% during 2005.

Debt and capital lease obligations are summarized as follows:

	Jan. 1, 2006	Jan. 2, 2005	Dec. 28, 2003
In Thousands
Debt	$697,989	$708,039	$802,717
Capital lease obligations	79,202	81,028	45,563

Total debt and capital lease obligations	$777,191	$789,067	$848,280

The Company capitalized its corporate headquarters lease as of the beginning of March 2004 and entered into another capital lease at the end of the second quarter of 2004. The amount recorded for capitalization of these leases in 2004 was $37.3 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES, ESTIMATES AND NEW ACCOUNTING PRONOUNCEMENTS

Critical Accounting Policies and Estimates

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

The Company has not made changes in any critical accounting policies during 2005. Any significant changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

The Company’s review of potential bad debts considers the specific industry in which a particular customer operates, such as supermarket retailers, convenience stores and mass merchandise retailers, and the general economic conditions that currently exist in that specific industry. The Company then considers the effects of concentration of credit risk in a specific industry and for specific customers within that industry.

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

Franchise Rights

The Company considers franchise rights with The Coca-Cola Company and other beverage companies to be indefinite lived because the agreements are perpetual or, in situations where agreements are not perpetual, the Company anticipates the agreements will continue to be renewed upon expiration. The cost of renewals is minimal and the Company has not had any renewals denied. The Company considers franchise rights as indefinite lived intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and therefore, does not amortize the value of such assets. Instead, franchise rights are tested at least annually for impairment.

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

For the annual impairment analysis of franchise rights, the fair value for the Company’s acquired franchise rights is estimated using a multi-period excess earnings approach. This approach involves projecting future earnings, discounting those estimated earnings using an appropriate discount rate and subtracting a contributory charge for net working capital; property, plant and equipment; assembled workforce and customer relationships to arrive at excess earnings attributable to franchise rights. The present value of the excess earnings attributable to franchise rights is their estimated fair value and is compared to the carrying value on an aggregate basis. Based on this analysis, there was no impairment of the Company’s recorded franchise rights in 2005. The projection of earnings includes a number of assumptions such as projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the excess earnings attributable to franchise rights could materially impact the fair value estimate.

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

The estimated fair value of the enterprise is then compared to the Company’s carrying amount including goodwill. If the estimated fair value of the Company exceeds its carrying amount, goodwill will be considered not to be impaired and the second step of the SFAS No. 142 impairment test will not be necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test will be performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2005. The discounted cash flow analysis includes a number of assumptions such as projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimate of the enterprise.

Income Tax Estimates

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period in which such determination was made. A reduction in the valuation allowance and corresponding adjustment to income may be required if the likelihood of realizing existing deferred tax assets were to increase to a more likely than not level. The Company regularly reviews the realizability of deferred tax assets and initiates a review when significant changes in the Company’s business occur.

In addition to a valuation allowance related to state net operating loss carryforwards, the Company records liabilities for uncertain tax positions as of January 1, 2006 principally related to state income taxes and certain federal income tax attributes. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statutes and/or settlements with the individual state or federal jurisdictions could result in material adjustments to these estimates in the future.

Risk Management Programs

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

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees and certain union employees who meet eligibility requirements. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover, age at retirement and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. In 2005, the discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans decreased to 5.75% from 6.00% in 2004 due to declining interest rates for long-term corporate bonds, which serve as the benchmark for determining the discount rate. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost as follows:

In Thousands	.25% Increase	.25% Decrease
Impact on:
Projected benefit obligation at January 1, 2006	$(8,887)	$9,486
Net periodic pension cost in 2005	(1,185)	1,257

The weighted average expected long-term rate of return of plan assets was 8% for 2005, 2004 and 2003. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at January 1, 2006 and January 2, 2005, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets was 8.3% and 9.6% for 2005 and 2004, respectively.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The Company anticipates that the annual expense for the pension plans will decrease approximately $3 million in 2006.

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

In October 2005, the Company announced changes to its postretirement health care plan. Due to the changes announced, the Company’s expense and liability related to its postretirement health care plan will be reduced. Both the expense and liability for postretirement health care benefits are subject to determination by the Company’s actuaries and include numerous variables that will affect the impact of the announced changes. The Company anticipates that the annual expense for the postretirement health care plan will decrease from $4.5 million in 2005 to approximately $2 million in 2006. The annual expense for the postretirement health care plan will decrease approximately $2.5 million in 2006.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rates for 2005 were derived using the Citigroup Pension Discount Curve which is a set of yields on hypothetical double-A zero-coupon bonds with maturities up to 30 years. Projected benefit payouts from each plan are matched to the Citigroup Pension Discount Curve and an equivalent flat discount rate is derived and then rounded to the nearest quarter percent.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost as follows:

In Thousands	.25% Increase	.25% Decrease
Impact on:
Postretirement benefit obligation at January 1, 2006	$(1,228)	$1,297
Service cost and interest cost in 2005	(86)	91

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost as follows:

In Thousands	1% Increase	1% Decrease
Impact on:
Postretirement benefit obligation at January 1, 2006	$4,911	$(4,372)
Service cost and interest cost in 2005	342	(305)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (“FASB”) issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The adoption of this Statement in the first quarter of 2006 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance and was effective for fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and is effective for the Company as of the beginning of the first quarter of 2006. The Statement required public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company will adopt the Statement on January 2, 2006 using the modified prospective application method. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in

FASB Statement 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

RESULTS OF OPERATIONS

2005 Compared to 2004

The comparison of operating results for 2005 to the operating results for 2004 are affected by the impact of one additional selling week in 2004 due to the Company’s fiscal year ending on the Sunday closest to December 31st. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2004 of approximately $23.9 million, $11.1 million and $8.1 million, respectively, are included in reported results for 2004.

A summary of key information concerning the Company’s financial results for 2005 and 2004 follows:

	Fiscal Year
	2005(1)(3)	2004(2)(4)
In Thousands (Except Per Share Data)
Net sales	$1,380,172	$1,267,227
Gross margin	627,763	607,761
Interest expense	49,279	43,983
Net income	22,951	21,848
Basic net income per share (5)	$2.53	$2.41

(1)	Results for 2005 included a favorable adjustment of $7.0 million (pre-tax) related to the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.
(2)	Results for 2004 included an unfavorable non-cash adjustment of $1.7 million (pre-tax) related to a change in the pricing of concentrate purchased from The Coca-Cola Company, which was reflected as an increase to cost of sales.
(3)	Interest expense for 2005 included financing transaction costs of $1.7 million (pre-tax) related to the exchange of $164.8 million of the Company’s long-term debt and the redemption of $8.6 million of debentures.
(4)	Results for 2004 included a favorable adjustment of approximately $2 million (pre-tax) for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was reflected as a reduction in cost of sales.
(5)	The Company does not currently have any stock options or other common stock equivalents that would result in dilution of earnings per share. Accordingly, for the periods presented, basic and fully diluted earnings per share are equivalent.

Net Sales

Net sales increased by approximately 9% in 2005 compared to 2004. The net sales increase in 2005 was primarily due to an increase in average revenue per case of approximately 3%, an increase in bottle/can sales volume of approximately 4% and an increase in sales to other Coca-Cola bottlers of more than 82%.

In 2005, the Company’s bottle/can sales accounted for 85% of the Company’s net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per case is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages that are sold through higher margin channels, bottle/can net pricing per case can increase without an actual increase in wholesale pricing. In 2005, the increase in the Company’s bottle/can net price per case was primarily achieved with price increases, but also reflects additional mix benefit associated with new products, including energy drinks, Vault, Dasani flavors and Coca-Cola Zero.

The Company’s net sales to other Coca-Cola bottlers and post-mix net sales increased to $134.7 million and $73.1 million in 2005 compared to $73.8 million and $71.5 million in 2004, respectively. The significant increase in sales to other Coca-Cola bottlers resulted from volume related primarily to shipments of Full Throttle, the new energy product of The Coca-Cola Company. The Company produced this product for the majority of the Coca-Cola bottlers in the eastern half of the United States in 2005 and anticipates continuing to produce this product for these customers in 2006.

The percentage increases in bottle/can sales volume by product category in 2005 compared to the comparable period in 2004 were as follows:

Product Category	Bottle/Can Sales Volume % Increase
Sugar carbonated soft drinks	0.2%
Diet carbonated soft drinks	5%
Total carbonated soft drinks	2%
Bottled water	23%
Isotonics	29%
Other noncarbonated beverages (including energy drinks)	7%
Total noncarbonated beverages	19%
Total bottle/can sales volume	4%

The Company’s noncarbonated beverage portfolio continues to provide strong volume growth with Dasani growing at 23% and POWERade growing at 29% in 2005. The newly introduced energy drinks, Full Throttle and Rockstar, accounted for .4% of total volume in 2005. Noncarbonated beverages comprised 12.6% of overall bottle/can volume in 2005 compared to 10.9% in 2004. The Company has encountered significant pricing pressure in the supermarket channel for bottled water with average revenue per case declining by approximately 13% in 2005 compared to 2004.

The Company introduced several new products during 2005. During the first quarter of 2005, the Company introduced Full Throttle, an energy product. During the second quarter of 2005, the Company introduced Coca-Cola Zero, Dasani flavors and Vault in certain markets. Vault was introduced to the Company’s remaining markets in the fourth quarter of 2005. Product innovation will continue to be an important factor impacting the Company’s overall bottle/can sales volume in the future.

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2005, approximately 67% of the Company’s bottle/can sales volume was sold for future consumption. The remaining bottle/can sales volume of approximately 33% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 15% of the Company’s total bottle/can sales volume during 2005. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can sales volume in 2005. All of the Company’s sales are to customers in the United States.

Cost of Sales

Cost of sales on a per unit basis for bottle/can sales volume increased approximately 4.5% in 2005 compared to 2004 primarily due to higher raw material costs. The increase in cost of sales was mitigated by the $7.0 million settlement of litigation regarding purchases of high fructose corn syrup. During the second quarter of 2004, The Coca-Cola Company changed its method of concentrate pricing, resulting in a change in the Company’s investment in inventories and an increase in cost of sales of $1.7 million. Cost of sales for 2004 included a favorable item of approximately $2 million, primarily for certain customer-related marketing programs between the Company and The Coca-Cola Company, which were recorded in the first quarter of 2004 as marketing funding support and were reflected as a reduction of cost of sales. Packaging costs per unit increased by approximately 11% during 2005 as compared to 2004. The increase in packaging costs in 2005 related to significantly higher plastic bottle costs resulting from cost increases in the underlying components and increased aluminum can costs, and was the primary cause of the increase in cost of sales on a per unit basis in 2005.

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes that they are more closely related to the sale of finished product inventories than to a component of property, plant and equipment. This reclassification had no significant impact on the Company’s overall financial position or results of operations. Costs associated with these items have been reflected in cost of sales beginning in 2004. Previously, costs associated with these items were recorded as depreciation expense.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing funding support, it is not obligated to do so under the Company’s Bottle Contracts. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company in the future.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $28.9 million for 2005 versus $39.9 million for 2004 and was recorded as a reduction in cost of sales. Since May 28, 2004, The Coca-Cola Company has provided the majority of the Company’s marketing funding support for bottle/can products through a reduction in the price of concentrate. The change in concentrate price represents a significant portion of the marketing funding support that previously would have been paid to the Company in cash related to the sale of bottle/can products of The Coca-Cola Company. Accordingly, the amounts received in cash from The Coca-Cola Company for marketing funding support decreased significantly in 2005 as compared to 2004. However, this change in marketing funding support, after taking into account the related reduction in concentrate price, did not have a significant impact on overall results of operations in 2004 or 2005.

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead, inbound freight charges related to raw materials, receiving costs, inspection costs, manufacturing warehousing costs and freight charges related to the movement of finished goods from manufacturing locations to sales distribution centers.

Gross Margin

Gross margins in 2005 and 2004 were impacted by adjustments for items that are not necessarily indicative of the Company’s ongoing results. Excluding these adjustments, the Company’s gross margins and gross margins as a percentage of net sales would have been as follows:

In Millions	2005	2004
Gross margin as reported	$627.8	$607.8
Adjustments:
High fructose corn syrup litigation proceeds	(7.0)
Change in concentrate pricing		1.7
Customer marketing programs adjustment		(2.0)

Gross margin as adjusted	$620.8	$607.5

Percentage of Net Sales	2005	2004
Gross margin percentage as reported	45.5%	48.0%
Adjustments:
High fructose corn syrup litigation proceeds	(.5%)
Change in concentrate pricing		.1%
Customer marketing programs adjustment		(.2%)

Gross margin percentage as adjusted	45.0%	47.9%

The non-GAAP financial measures “Gross margin as adjusted” and “Gross margin percentage as adjusted” are provided to allow investors to more clearly evaluate gross margin trends. These measures exclude the impact of high fructose corn syrup litigation proceeds in 2005 and a change in concentrate pricing and an adjustment of customer marketing programs reimbursements in 2004. The 2.9% decrease in adjusted gross margin as a percentage of net sales from 2004 to 2005 resulted primarily from the impact of higher sales to other Coca-Cola bottlers, which have lower margins (1.9% of the 2.9% decrease). The remainder of the decrease resulted primarily from increases in the Company’s packaging costs which were not offset by higher average net pricing.

The Company’s gross margins as a percentage of net sales may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

S,D&A Expenses

S,D&A expenses increased by approximately 4% in 2005 compared to 2004. The increase in S,D&A expenses was primarily due to wage increases for the Company’s employees of approximately $9 million, higher employee benefits costs including pension and health care costs of approximately $1 million and higher fuel costs of approximately $4 million. The Company continues to incur increased fuel costs.

Over the last three years, the Company has converted the majority of its distribution system from a conventional sales method to a predictive selling method in which sales personnel either visit or call a customer to determine the customer’s requirements for their order. This predictive selling method has enabled the Company to add a significant number of new products and packages and provides the capacity to add additional product offerings in the future. The Company will continue to evaluate its distribution system in an effort to improve the process of distributing products to customers. The Company is in the process of changing its delivery method for certain customers as described more fully above under “Areas of Emphasis, Distribution Cost Management.” Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $183.1 million and $176.3 million in 2005 and 2004, respectively. Customers generally do not pay the Company separately for shipping and handling costs. For certain low volume on-premise customers, the Company initiated a delivery charge beginning in October 2005 to offset a portion of the increased fuel costs. The delivery charge of $.7 million in the fourth quarter of 2005 was recorded in net sales.

On February 22, 2006, the Board of Directors of the Company approved an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The Company anticipates that the annual expense for the pension plans will decrease approximately $3 million in 2006.

In October 2005, the Company announced changes to its postretirement health care plan. Due to the changes announced, the Company believes that its expense and liability related to its postretirement health care plan will be reduced. Both the expense and liability for postretirement health care benefits are subject to determination by the Company’s actuaries and include numerous variables that will affect the impact of the announced changes. The Company anticipates that the annual expense for the postretirement health care plan will decrease approximately $2.5 million in 2006.

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

Depreciation Expense

Depreciation expense for 2005 declined by $2.6 million compared to 2004. The decline in depreciation expense was primarily due to lower levels of capital spending over the last several years. Capital expenditures in 2005 amounted to $40.0 million compared to $52.9 million in 2004. The Company anticipates that additions to property, plant and equipment in 2006 will be in the range of $60 million to $70 million and plans to fund such additions through cash flows from operations and its available credit facilities. The Company is in the process of implementing an upgrade of its Enterprise Resource Planning (ERP) computer software system. During 2005 and 2004, the Company capitalized $2.9 million and $3.1 million, respectively, related to the implementation of the new ERP software. The Company began using a portion of the new ERP software and began amortizing the related capitalized software costs during the second quarter of 2004. It is anticipated that the upgrade of the Company’s ERP system will be a multi-year effort and will require additional capital investment. The Company anticipates that capital expenditures in 2006 related to the ERP system upgrade will be in the range of $5 million to $10 million.

Amortization of Intangibles

Amortization of intangibles expense for 2005 declined by $2.2 million compared to 2004. The decline in amortization expense was due to the impact of certain customer relationships which are now fully amortized.

Interest Expense

Interest expense increased $5.3 million in 2005 compared to 2004. The increase is attributable to financing transaction costs of $1.7 million related to the exchange of $164.8 million of the Company’s long-term debentures and the early retirement of $8.6 million of its debentures, and higher interest rates on the Company’s floating rate debt, partially offset by interest earned on short-term cash investments of $.5 million. The Company’s overall weighted average interest rate, excluding the financing costs related to the debt exchange and the premium related to the early retirement of debentures, increased from an average of 5.4% during 2004 to

6.2% during 2005. See the “Liquidity and Capital Resources, Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest

The Company recorded minority interest of $4.1 million in 2005 compared to $3.8 million in 2004 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2005 was due to improvements in operating results at Piedmont.

Income Taxes

The Company’s effective income tax rate for 2005 was 40.8% compared to 40.2% in 2004. The deduction for qualified production activities provided within the American Jobs Creation Act of 2004 reduced the Company’s effective income tax rate by approximately 1% in 2005.

During the second quarter of 2005, the Company entered into a settlement agreement with a state whereby the Company agreed to reduce certain net operating loss carryforwards and to pay certain additional taxes and interest relating to prior years. The loss of state net operating loss carryforwards, net of federal tax benefit, of $4.4 million did not have an effect on the provision for income taxes due to a valuation allowance previously recorded for such deferred tax assets. Under this settlement, the Company was required to pay $5.7 million in the second quarter of 2005 and is required to pay an additional $5.0 million by no later than April 15, 2006. The amounts paid and remaining to be paid in excess of liabilities previously recorded had the effect of increasing income tax expense by approximately $4.1 million in the second quarter of 2005. Based on an analysis of facts and available information, the Company also made adjustments to liabilities for income tax exposure related to other states in the second quarter of 2005 which had the effect of decreasing income tax expense by $3.8 million.

During the fourth quarter of 2005, the Company, entered into settlement agreements with two other states regarding certain tax years. The effect of these settlements was the reduction of certain state net operating loss carryforwards with a tax effect, net of federal tax benefit, of $.6 million, the payment of $1.1 million in previously accrued tax and the reduction of valuation allowances of $1.2 million net of federal tax benefit, related to net operating loss utilization in these states. The Company recognized in the fourth quarter of 2005 an increase in the average state income tax rate which is used in determining the net deferred income tax liability. This increase in the state income tax rate resulted in additional income tax expense in the fourth quarter of 2005 of $1.6 million.

The Company’s income tax liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of its income tax liabilities and new facts and information that become available to the Company.

2004 Compared to 2003

The comparison of operating results for 2004 to the operating results for 2003 are affected by the impact of one additional selling week in 2004 due to the Company’s fiscal year ending on the Sunday closest to December 31st. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2004 of approximately $23.9 million, $11.1 million and $8.1 million, respectively, are included in reported results for 2004.

A summary of key information concerning the Company’s financial results for 2004 and 2003 follows:

	Fiscal Year
	2004(1)(2)	2003(3)
In Thousands (Except Per Share Data)
Net sales	$1,267,227	$1,220,403
Gross margin	607,761	591,323
Interest expense	43,983	41,914
Income taxes	14,702	7,357
Net income	21,848	30,703
Basic net income per share (4)	$2.41	$3.40

(1)	Results for 2004 included an unfavorable non-cash adjustment of $1.7 million (pre-tax) related to a change in the pricing of concentrate purchased from The Coca-Cola Company, which was reflected as an increase to cost of sales.
(2)	Results for 2004 included a favorable adjustment of approximately $2 million (pre-tax) for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was reflected as a reduction in cost of sales.
(3)	Results for 2003 included net favorable adjustments to income tax expense of $8.6 million relating to the favorable settlement of a state income tax audit and the reduction of its valuation allowance for certain deferred income tax assets, offset partially by incremental tax expense associated with the decision to terminate certain Company-owned life insurance policies.
(4)	The Company does not currently have any stock options or other common stock equivalents that would result in dilution of earnings per share. Accordingly, for the periods presented, basic and fully diluted earnings per share are equivalent.

Net Income

The Company reported net income of $21.8 million or $2.41 per basic share for 2004 compared with net income of $30.7 million or $3.40 per share for 2003. The most significant difference between 2004 and 2003 was an increase in the Company’s effective income tax rate from 19.3% in 2003 to 40.2% in 2004.

Net Sales

The Company’s net sales increased approximately 4% in 2004 compared to 2003. This increase in net sales reflected approximately 3% growth in average revenue per case and a 2% decrease in bottle/can sales volume. The Company’s net sales to other Coca-Cola bottlers and post-mix net sales increased to $73.8 million and $71.5 million in 2004 compared to $69.2 million and $67.1 million in 2003, respectively.

The percentage increases (decreases) in bottle/can sales volume by product category in 2004 compared to the comparable period in 2003 were as follows:

Product Category	Bottle/Can Sales Volume % Increase (Decrease)
Sugar carbonated soft drinks	(6%)
Diet carbonated soft drinks	5%
Total carbonated soft drinks	(2%)
Bottled water	3%
Isotonics	17%
Other noncarbonated beverages (including energy drinks)	(14%)
Total noncarbonated beverages	0.4%
Total bottle/can sales volume	(2%)

Some of the factors contributing to the overall decrease in bottle/can sales volume in 2004 were as follows:

•	Volume of carbonated soft drinks in the nonalcoholic beverage industry declined with volume decreases in sugar carbonated soft drinks offset somewhat by volume growth from diet carbonated soft drinks, isotonics and bottled water.

•	Some of the Company’s largest customers are chain supermarkets. During 2004, certain chain supermarket customers were less aggressive in their promotion of the Company’s products resulting in volume declines for those customers. The Company’s volume in the supermarket channel was negatively impacted by less aggressive pricing by certain retailers in this channel in 2004 and 2003.

•	Large portions of the Company’s bottling territory experienced unseasonably cool weather in August 2004 and several tropical storms during September 2004, which contributed to the decline in sales during the third quarter of 2004. The tropical storms during September 2004 had a significant impact on the bottle/can sales volume in immediate consumption channels.

In 2004, the Company’s bottle/can sales accounted for 88% of the Company’s net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per case is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages that are sold through higher margin channels, bottle/can net pricing per case can increase without an actual increase in wholesale pricing. In 2004, the increase in the Company’s bottle/can net price per case was primarily achieved with price increases.

While total carbonated bottle/can sales volume in 2004 decreased by 2% compared to 2003, bottle/can sales volume of the Company’s carbonated diet products increased by approximately 5%.

For the Company’s noncarbonated beverage portfolio, which includes bottled water, juices and isotonics, bottle/can sales volume was flat in 2004. Bottle/can sales volume increases in 2004 for Dasani of approximately 3% and for POWERade of approximately 17% were offset by a decrease in other noncarbonated products. Noncarbonated beverages comprised 10.9% of the overall bottle/can volume in 2004 compared to 10.7% in 2003.

During 2004, approximately 66% of the Company’s bottle/can sales volume was sold for future consumption. The remaining bottle/can sales volume of approximately 34% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 13% of the Company’s total bottle/can sales volume and the second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can sales volume during 2004. Wal-Mart Stores, Inc. accounted for approximately 10% of the Company’s total net sales in 2004.

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

On May 28, 2004, The Coca-Cola Company changed its method of delivering marketing funding support to the Company for bottle/can products. Subsequent to May 28, 2004, the majority of the Company’s marketing funding support for bottle/can products from The Coca-Cola Company was delivered as an offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced, resulting in an increase in cost of sales of $1.7 million in the second quarter of 2004. As a result of this change in pricing, the amounts received in cash from The Coca-Cola Company for marketing funding support decreased significantly in 2004 as compared to the prior year as discussed below. Cost of sales for 2004 included favorable nonrecurring items of approximately $2 million, primarily for certain customer-related marketing programs between the Company and The Coca-Cola Company, which were recorded in the first quarter of 2004 as marketing funding support and were reflected as a reduction of cost of sales.

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

During 2003, the Company and all other Coca-Cola bottlers in the United States formed Coca-Cola Bottling Sales and Services Company, LLC (“CCBSS”) for the purpose of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company. CCBSS is responsible for negotiating contracts for most of the significant raw materials purchased by the Company other than concentrate.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $39.9 million for 2004 versus $60.7 million for 2003 and was recorded as a reduction in cost of sales. As noted above, The Coca-Cola Company changed the method in which the Company receives the majority of its marketing funding support for bottle/can products on May 28, 2004.

Gross Margin

Gross margin as a percentage of net sales decreased from 48.5% in 2003 to 48.0% in 2004 primarily as a result of increases in the Company’s cost of sales. The Company’s gross margin as a percentage of net sales may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales and the Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

S,D&A Expenses

S,D&A expenses increased by approximately 5% in 2004 compared to 2003. The increase in S,D&A expenses was primarily attributable to increases in employee compensation and employee benefit plans (including costs related to the Company’s pension and health care plans) and higher fuel costs. Pension expense was higher by approximately $1 million in 2004 as compared to 2003, primarily due to lower interest rates used to discount the Company’s pension liability. Employee health care related costs increased by $2.1 million in 2004 over 2003. S,D&A expenses for the last three quarters of 2004 were also impacted by the capitalization of the Company’s corporate headquarters facilities lease. The lease obligation was capitalized effective March 1, 2004 as the Company received a renewal option to extend the term of the lease which it expects to exercise. The lease was previously accounted for as an operating lease. The capitalization of this lease, reduced S,D&A expenses by $2.3 million in 2004 as compared to 2003. Fuel costs for 2004 related to the movement of finished goods from sales distribution centers to customer locations increased by approximately 18% or $2.0 million over 2003. Fuel costs increased primarily due to both higher usage and higher rates for fuel.

Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $176.3 million and $168.1 million in 2004 and 2003, respectively. Customers generally do not pay the Company separately for shipping and handling costs.

Depreciation Expense

Depreciation expense of $70.8 million for 2004 declined by $5.7 million compared to 2003. The reduction in depreciation expense is related to lower capital spending over the past several years, the closing of several sales distribution centers and lower expense related to the reclassification of certain items from property, plant and equipment to inventories at the beginning of 2004, offset partially by amortization expense related to new capital leases. Ongoing costs related to the items reclassified from property, plant and equipment to inventories are reflected in cost of sales. The decrease in depreciation expense in 2004 was offset partially by the amortization of a capital lease for the Company’s Charlotte, North Carolina corporate headquarters buildings of $1.1 million in 2004.

Interest Expense

Interest expense for 2004 of $44.0 million increased by $2.1 million or approximately 5% from $41.9 million in 2003 primarily due to new capital lease obligations, higher interest rates on the Company’s floating rate debt and a $1.2 million interest accrual during the fourth quarter of 2004 related to the settlement of a state tax audit. The impact of the increase in interest expense was offset partially by lower debt balances. Interest expense for 2004 included $1.9 million related to the capitalization of the Company’s corporate headquarters facilities lease as previously discussed. The Company’s overall weighted average interest rate increased from an average of 4.9% during 2003 to 5.4% during 2004.

Debt and capital lease obligations decreased from $848.3 million at December 28, 2003 to $789.1 million at January 2, 2005. As discussed above, the Company capitalized a lease on its corporate headquarters facilities during the first quarter of 2004 which had previously been accounted for as an operating lease and entered into another capital lease related to a new operating facility at the end of the second quarter of 2004. The capitalization of these leases resulted in additional capital lease obligations of $37.3 million. Debt and capital lease obligations at January 2, 2005 and December 28, 2003 included $81.0 million and $45.6 million, respectively, attributable to capital leases.

Minority Interest

The Company recorded minority interest of $3.8 million in 2004 compared to $3.3 million in 2003 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2004 was due to improvements in operating results at Piedmont.

Income Taxes

The Company’s effective income tax rates for 2004 and 2003 were approximately 40.2% and 19.3%, respectively. The effective income tax rate of 19.3% in 2003 was due to net favorable adjustments of $8.6 million during the year as follows:

•	During the second quarter of 2003, the Company reduced its valuation allowance upon the completion of a state income tax audit which resulted in a favorable adjustment to income tax expense of $3.1 million.

•	During the third quarter of 2003, in conjunction with a reorganization of certain of the Company’s subsidiaries and a corresponding assessment of the Company’s ability to utilize certain state net operating loss carryforwards, the Company reduced its valuation allowance related to such carryforwards. This reduction in the valuation allowance decreased income tax expense by $6.5 million.

•	An income tax benefit of approximately $1.6 million was recorded in the fourth quarter of 2003 related to the return of certain insurance premiums primarily in conjunction with the elimination of a split-dollar life insurance program for officers of the Company.

•	The Company decided to terminate certain Company-owned life insurance policies and recorded additional income tax expense of $2.6 million in the third and fourth quarters of 2003 related to the taxable value of these policies.

FINANCIAL CONDITION

Total assets increased slightly from $1.31 billion at January 2, 2005 to $1.34 billion at January 1, 2006 primarily due to increases in cash, accounts receivable, inventories and other assets, partially offset by a decrease in property, plant and equipment, net. Other assets increased by $14.0 million from January 2, 2005 to January 1, 2006 primarily as a result of the premium paid in conjunction with the exchange of $164.8 million of the Company’s long-term debt during 2005. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years.

Net working capital, defined as current assets less current liabilities, increased by $38.6 million from January 2, 2005 to January 1, 2006.

Significant changes in net working capital from January 2, 2005 to January 1, 2006 were as follows:

•	An increase in cash of $30.7 million due to cash flows from operating activities.

•	An increase in accounts receivable, trade of $12.5 million primarily due to growth in franchise bottle/can revenue and a significant increase in sales to other Coca-Cola bottlers.

•	An increase in inventories of $9.3 million due to the addition of new products.

•	An increase in accounts payable, trade of $13.5 million primarily due to growth in bottle/can sales volume.

Debt and capital lease obligations were $777.2 million as of January 1, 2006 compared to $789.1 million as of January 2, 2005. Debt and capital lease obligations as of January 1, 2006 and January 2, 2005 included $79.2 million and $81.0 million, respectively, of capital lease obligations related primarily to Company facilities.

The Company had recorded a minimum pension liability adjustment of $25.8 million, net of tax, as of January 2, 2005 to reflect the difference between the fair market value of the Company’s pension plan assets and the accumulated benefit obligation of the plans. The Company recorded an additional minimum pension liability adjustment of $4.3 million, net of tax, as of January 1, 2006 resulting in a total minimum pension liability adjustment of $30.1 million. Contributions to the Company’s pension plans were $8.0 million in 2005 and $28.0 million in 2004. The Company anticipates that there will be no contributions to the principal Company-sponsored plan in 2006.

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

The Company primarily uses cash flow from operations and available credit facilities to meet its cash requirements. As of January 1, 2006, the Company had $100 million available under its revolving credit facility to meet its cash requirements. The $100 million facility replaced an existing $125 million revolving credit facility on April 7, 2005.

The Company has obtained the majority of its long-term financing from the public markets. As of January 1, 2006, $691.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $777.2 million was financed through publicly offered debt. The Company had capital lease obligations of $79.2 million as of January 1, 2006. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of these institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary source of cash for the Company has been cash provided by operating activities. The primary uses of cash in 2005 have been for capital expenditures, the repayment of debt maturities and capital lease obligations, the premium on the debt exchange, income tax payments and dividends.

A summary of cash activity for 2005 and 2004 follows:

	Fiscal Year
	2005	2004
In Millions
Cash sources
Cash provided by operating activities	$102.1	$117.9
Proceeds from redemption of life insurance policies		29.0
Other	5.2	2.4

Total cash sources	$107.3	$149.3

Cash uses
Capital expenditures	$40.0	$52.9
Repayment of debt maturities and capital lease obligations	11.9	96.5
Premium on exchange of long-term debt	15.6
Dividends	9.1	9.1

Total cash uses	$76.6	$158.5

Increase (decrease) in cash	$30.7	$(9.2)

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will increase from $11.2 million in 2005 to a range of $13 million to $17 million in 2006. The estimated cash requirements for 2006 includes $5 million related to the settlement of a state tax audit accrued in 2005.

Investing Activities

Additions to property, plant and equipment during 2005 were $40.0 million compared to $52.9 million in 2004. Capital expenditures during 2005 were funded with cash flows from operations and from borrowings under the Company’s available lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

At the end of 2005, the Company had commitments of $11.4 million for the purchase of route delivery vehicles related to the initial rollout of an improved pre-sell delivery system. The Company considers the acquisition of bottling territories on an ongoing basis. The Company anticipates that additions to property, plant and equipment in 2006 will be in the range of $60 million to $70 million and plans to fund such additions through cash flows from operations and its available lines of credit. The increase in anticipated capital expenditures in 2006 relates primarily to the acquisition of route delivery vehicles which will enable the Company to implement a more efficient delivery method for certain customers.

Financing Activities

In December 2005, the Company repurchased $8.6 million of its outstanding 6.375% debentures due May 2009 and paid a premium of $.4 million which was reflected in interest expense during the fourth quarter of 2005. The Company used cash on hand to retire these debentures.

In June 2005, the Company issued $164.8 million of new 5.00% senior notes due 2016 in exchange for $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009. The exchange was conducted as a private placement to holders of the existing debentures that were “qualified institutional buyers” within the meaning of Rule 144A of the Securities Act of 1933. As part of the exchange, the Company paid a premium of $15.6 million to holders participating in the exchange. The transaction was accounted for as an exchange of debt, and the $15.6 million premium is being amortized over the life of the new notes. The Company incurred financing transaction costs of $1.3 million related to the exchange of debt, which were included in interest expense during the second quarter of 2005. In August 2005, the Company successfully completed a registered exchange offer in which all of the previously issued private notes were exchanged for substantially identical registered notes. The exchange of debt will reduce the Company’s interest costs prospectively and lengthens maturities on portions of the Company’s debt, reducing refinancing requirements in the near-term by extending the maturity dates on a portion of its total debt.

On April 7, 2005, the Company entered into a new five-year $100 million revolving credit facility replacing the existing $125 million revolving credit facility that was scheduled to expire in December 2005. On January 1, 2006, there were no amounts outstanding under the new facility. The $100 million facility matures in April 2010. The new facility includes an option to extend the term for an additional year at the discretion of the participating banks. The new revolving credit facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The Company’s new revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at January 1, 2006, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. On January 1, 2006 and January 2, 2005, $6.5 million and $8.0 million, respectively, were outstanding under the lines of credit.

In January 1999, the Company filed a shelf registration for up to $800 million of debt and equity securities. The Company has issued $500 million of long-term debt under this shelf registration. The Company currently has up to $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

The Company currently provides financing for Piedmont under the terms of an agreement that expires on December 31, 2010. The current agreement with Piedmont is an extension of a previous agreement that expired on December 31, 2005. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus .50%. The loan balance at January 1, 2006 was $104.8 million.

All of the outstanding long-term debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At January 1, 2006, the Company’s credit ratings were as follows:

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

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2004, effective January 3, 2005, under a restricted stock award plan that provides for annual awards of such shares subject to the Company meeting certain performance criteria. The compensation expense for 2005 associated with the issuance of these 20,000 shares was $1.5 million and was recorded in S,D&A expenses.

Off-Balance Sheet Arrangements

The Company has identified two manufacturing cooperatives in which it is a member as variable interest entities. The Company has guaranteed $41.4 million of debt and related lease obligations for these cooperatives. As of January 1, 2006, the Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantees. The Company’s maximum exposure, if the cooperatives borrowed up to their borrowing capacity, would have been $64.3 million including the Company’s equity interest. The Company has determined that it is not the primary beneficiary of either of the cooperatives. See Note 13 of the consolidated financial statements for additional information about these cooperatives.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 1, 2006:

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	2011 and Thereafter
In Thousands
Contractual obligations:
Total debt, net of interest	$697,989	$6,539	$100,000	$176,693	$414,757
Capital lease obligations, net of interest	79,202	1,709	3,275	3,796	70,422
Estimated interest on long-term debt and capital lease obligations (1)	413,140	46,875	86,929	64,618	214,718
Purchase obligations (2)	671,692	79,805	159,610	159,610	272,667
Other long-term liabilities (3)	78,796	4,923	10,257	9,687	53,929
Operating leases	18,921	2,551	3,913	2,780	9,677
Long-term contractual arrangements (4)	32,024	7,267	12,307	7,718	4,732
Interest rate swap agreements	4,645	1,824	2,345	336	140
Purchase orders (5)	16,558	16,558

Total contractual obligations	$2,012,967	$168,051	$378,636	$425,238	$1,041,042

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other prestige locations, and other long-term marketing commitments.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed. Amount includes approximately $11.4 million related to the new route delivery trucks.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

The Company has $17.4 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of January 1, 2006. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company anticipates there will be no contributions to the principal Company-sponsored pension plan in 2006. Postretirement medical care payments are expected to be approximately $2.4 million in 2006. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

During 2005, 2004 and 2003, interest expense was reduced by $1.7 million, $1.9 million and $2.1 million, respectively, due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements. Interest expense will be reduced by the amortization of these deferred gains in 2006 through 2010 as follows: $1.7 million, $1.7 million, $1.7 million, $.9 million and $.3 million, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.2% as of January 1, 2006 compared to 5.6% as of January 2, 2005. The Company’s overall weighted average interest rate on its debt and capital lease obligations, excluding the financing transaction costs related to the debt exchange and early debt retirement in 2005, increased to 6.2% from 5.4% in 2004. Including the $1.7 million of financing transaction costs related to the Company’s debt exchange and early debt retirement, the overall weighted average interest rate in 2005 was 6.4%. Approximately 43% of the Company’s debt and capital lease obligations of $777.2 million as of January 1, 2006 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% more in 2006 than the interest rates as of January 1, 2006, interest expense for 2006 would increase by approximately $3 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of January 1, 2006, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	changes in pension expense;

•	anticipated return on pension plan investments;

•	the Company’s ability to utilize net operating loss carryforwards;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	the Company’s expectation of exercising its option to extend certain lease obligations;

•	the effects of the closings of sales distribution centers;

•	the Company’s intention to continue to evaluate its distribution system in an effort to optimize the process of distributing products;

•	the upgrade of the Company’s ERP software system and the Company’s anticipated capital expenditures related to the upgrade;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to reduce its financial leverage over time;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	the Company’s key priorities for 2006 and the next several years;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of January 1, 2006;

•	the Company’s belief that there will be no contribution to the principal Company-sponsored pension plan in 2006;

•	anticipated cash payments for income taxes of approximately $13 million to $17 million in 2006;

•	anticipated additions to property, plant and equipment in 2006 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that soft demand for sugar carbonated soft drinks will continue;

•	the Company’s belief that its pension expense will decrease by approximately $3 million in 2006;

•	the Company’s belief that its postretirement benefit expense will decrease by approximately $2.5 million in 2006;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that CCBSS will increase purchasing efficiency and reduce future increases in cost of sales and other operating expenses;

•	the Company’s plans and expectations regarding anticipated changes in its delivery methods for certain delivery systems that will increase pre-sell route delivery efficiency by approximately 30%;

•	the Company’s belief that it will continue to produce Full Throttle for the majority of Coca-Cola bottlers in the eastern half of the United States in 2006;

•	the Company’s belief regarding its ability to raise selling prices to offset higher raw material costs;

•	anticipated product innovation; and

•	the Company’s expectation that its overall bottle/can sales volume will be primarily dependent upon continued growth in diet products, isotonics, bottled water and energy drinks as well as the introduction of new products.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth under Item 1A—Risk Factors.

Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which reflect the expectations of management of the Company only as of the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Long-Term Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its long-term fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements are major financial institutions with which the Company also has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 43% of the Company’s debt and capital lease obligations of $777.2 million as of January 1, 2006 was subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more in 2006 than the interest rates as of January 1, 2006, interest expense for 2006 would increase by approximately $3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Raw Material and Commodity Price Risk

The Company is subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk.

Effect of Changing Prices

The principal effect of inflation on the Company’s operating results is to increase costs. Subject to normal competitive market conditions, the Company believes it has the ability to raise selling prices to offset these cost increases over time.

Item 8.    Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2005	2004	2003
In Thousands (Except Per Share Data)
Net sales	$1,380,172	$1,267,227	$1,220,403
Cost of sales, excluding depreciation expense shown below	752,409	659,466	629,080

Gross margin	627,763	607,761	591,323

Selling, delivery and administrative expenses, excluding depreciation expense shown below	466,533	449,497	428,462
Depreciation expense	68,222	70,798	76,485
Amortization of intangibles	880	3,117	3,105

Income from operations	92,128	84,349	83,271

Interest expense	49,279	43,983	41,914
Minority interest	4,097	3,816	3,297

Income before income taxes	38,752	36,550	38,060
Income taxes	15,801	14,702	7,357

Net income	$22,951	$21,848	$30,703

Basic net income per share	$2.53	$2.41	$3.40

Diluted net income per share	$2.53	$2.41	$3.40

Weighted average number of common shares outstanding	9,083	9,063	9,043
Weighted average number of common shares outstanding—assuming dilution	9,083	9,063	9,043

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Jan. 1, 2006	Jan. 2, 2005
In Thousands (Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$39,608	$8,885
Accounts receivable, trade, less allowance for doubtful accounts of $1,318 and $1,678, respectively	94,576	82,036
Accounts receivable from The Coca-Cola Company	2,719	7,049
Accounts receivable, other	8,388	9,637
Inventories	58,233	48,886
Prepaid expenses and other current assets	8,862	7,935

Total current assets	212,386	164,428

Property, plant and equipment, net	389,199	418,853
Leased property under capital leases, net	73,244	76,857
Other assets	39,235	25,270
Franchise rights, net	520,672	520,672
Goodwill, net	102,049	102,049
Other identifiable intangible assets, net	5,054	5,934

Total	$1,341,839	$1,314,063

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

	Jan. 1, 2006	Jan. 2, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$6,539	$8,000
Current portion of obligations under capital leases	1,709	1,826
Accounts payable, trade	44,536	30,989
Accounts payable to The Coca-Cola Company	15,516	18,223
Other accrued liabilities	50,876	50,409
Accrued compensation	18,969	17,186
Accrued interest payable	9,670	11,864

Total current liabilities	147,815	138,497

Deferred income taxes	167,131	165,578
Pension and postretirement benefit obligations	54,844	42,361
Other liabilities	85,188	85,260
Obligations under capital leases	77,493	79,202
Long-term debt	691,450	700,039

Total liabilities	1,223,921	1,210,937

Commitments and Contingencies (Note 13)
Minority interest	42,784	38,687
Stockholders’ Equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-9,705,451 and 9,704,951 shares, respectively	9,705	9,704
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-3,068,366 and 3,048,866 shares, respectively	3,068	3,049
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	99,376	98,255
Retained earnings	54,355	40,488
Accumulated other comprehensive loss	(30,116)	(25,803)

	136,388	125,693

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total stockholders’ equity	75,134	64,439

Total	$1,341,839	$1,314,063

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2005	2004	2003
In Thousands
Cash Flows from Operating Activities
Net income	$22,951	$21,848	$30,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	68,222	70,798	76,485
Amortization of intangibles	880	3,117	3,105
Deferred income taxes	3,105	14,244	7,357
Losses on sale of property, plant and equipment	775	752	1,182
Amortization of debt costs	1,967	1,101	1,082
Amortization of deferred gains related to terminated interest rate agreements	(1,679)	(1,945)	(2,082)
Minority interest	4,097	3,816	3,297
(Increase) decrease in current assets less current liabilities	4,902	(8,098)	(13,212)
(Increase) decrease in other noncurrent assets	(1,475)	531	914
Increase (decrease) in other noncurrent liabilities	(1,471)	11,596	12,685
Other	(180)	101	(182)

Total adjustments	79,143	96,013	90,631

Net cash provided by operating activities	102,094	117,861	121,334

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt			100,000
Payment of long-term debt	(8,550)	(85,000)	(50,000)
Repayment of current portion of long-term debt		(78)	(35,039)
Repayment of lines of credit, net	(1,500)	(9,600)	(20,000)
Cash dividends paid	(9,084)	(9,063)	(9,043)
Principal payments on capital lease obligations	(1,826)	(1,843)	(1,340)
Proceeds from settlement of forward interest rate agreements			3,135
Debt issuance costs paid			(1,039)
Premium on exchange of long-term debt	(15,554)
Other	692	150	(644)

Net cash used in financing activities	(35,822)	(105,434)	(13,970)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(39,992)	(52,860)	(57,795)
Proceeds from the sale of property, plant and equipment	4,443	2,225	2,845
Proceeds from the redemption of life insurance policies		29,049
Acquisitions of companies, net of cash acquired			(52,563)

Net cash used in investing activities	(35,549)	(21,586)	(107,513)

Net increase (decrease) in cash	30,723	(9,159)	(149)

Cash at beginning of year	8,885	18,044	18,193

Cash at end of year	$39,608	$8,885	$18,044

Significant non-cash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$1,141	$1,055	$1,254
Capital lease obligations incurred		37,307	877
Exchange of long-term debt	164,757

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
In Thousands
Balance on December 29, 2002	$9,704	$3,009	$95,986	$6,043	$(20,621)	$(61,254)	$32,867
Comprehensive income:
Net income				30,703			30,703
Net gain (loss) on derivatives, net of tax					(62)		(62)
Net change in minimum pension liability adjustment, net of tax					(3,247)		(3,247)

Total comprehensive income							27,394
Cash dividends paid
Common ($1.00 per share)				(6,642)			(6,642)
Class B Common ($1.00 per share)				(2,401)			(2,401)
Issuance of Class B Common Stock		20	1,234				1,254

Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472

Comprehensive income:
Net income				21,848			21,848
Net gain (loss) on derivatives, net of tax					62		62
Net change in minimum pension liability adjustment, net of tax					(1,935)		(1,935)

Total comprehensive income							19,975
Cash dividends paid
Common ($1.00 per share)				(6,642)			(6,642)
Class B Common ($1.00 per share)				(2,421)			(2,421)
Issuance of Class B Common Stock		20	1,035				1,055

Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439

Comprehensive income:
Net income				22,951			22,951
Net change in minimum pension liability adjustment, net of tax					(4,313)		(4,313)

Total comprehensive income							18,638
Cash dividends paid
Common ($1.00 per share)				(6,643)			(6,643)
Class B Common ($1.00 per share)				(2,441)			(2,441)
Issuance of Class B Common Stock		20	1,121				1,141
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The fiscal years presented are the 52-week periods ended December 28, 2003 and January 1, 2006 and the 53-week period ended January 2, 2005. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

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

Credit Risk of Trade Accounts Receivable

The Company sells its products to large supermarket stores and other customers and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. The Company’s trade accounts receivable are typically collected within approximately 30 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses or adjustments. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for finished products and manufacturing materials and on the average cost method for plastic shells, plastic pallets and other inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements on operating leases are depreciated over the shorter

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the estimated useful lives or the term of the lease, including renewal options the Company determines are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing facilities are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in selling, delivery and administrative (“S,D&A”) expenses. Disposals of property, plant and equipment generally occur when it is not cost effective to repair an asset.

Leased Property Under Capital Leases

Leased property under capital leases is depreciated using the straight-line method over the lease term.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed other than by sale are classified as held and used until they are disposed. Long-lived assets to be disposed by sale are classified as held for sale and are reported at the lower of carrying amount or fair value less cost to sell, and depreciation is ceased.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $4.7 million, $4.7 million and $4.6 million in 2005, 2004 and 2003, respectively.

Franchise Rights and Goodwill

Under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), all business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company performs its annual impairment test in the third quarter of each year.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Identifiable Intangible Assets

Other identifiable intangible assets primarily represent customer relationships and are amortized on a straight-line basis over their estimated useful lives.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards as well as differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance will be provided against deferred tax assets if the Company determines it

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is more likely than not such assets will not ultimately be realized. In addition, the Company records liabilities for uncertain tax positions principally related to state income taxes and certain federal income tax attributes. These liabilities reflect the Company’s best estimate of the ultimate income tax liabilities based on currently known facts and information. Material changes in facts and information as well as the expiration of statutes and/or settlements with the individual state or federal jurisdictions could result in material adjustments to these estimates in the future.

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred and, in the case of full service vending, when cash is collected from the vending machines. Appropriate provision is made for uncollectible accounts.

The Company receives service fees from The Coca-Cola Company related to the delivery of fountain syrup products to The Coca-Cola Company’s fountain customers. In addition, the Company receives service fees from The Coca-Cola Company related to the repair of fountain equipment owned by The Coca-Cola Company. The fees received from The Coca-Cola Company for the delivery of fountain syrup products to their customers and the repair of their fountain equipment are recognized as revenue when the respective services are completed.

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs and arrangements with customers to increase the sale of its products by its customers. Among the programs negotiated with customers are arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs are also developed on a territory-specific basis. The cost of these various programs, included as deductions to net sales, totaled $45.7 million, $40.0 million and $51.3 million in 2005, 2004 and 2003, respectively.

Marketing Funding Support

The Company receives marketing funding support payments in cash from The Coca-Cola Company and other beverage companies. Payments to the Company for marketing programs to promote the sale of bottle/can volume and fountain syrup volume are recognized in earnings primarily on a per unit basis over the year as product is sold. Payments for periodic programs are recognized in the periods for which they are earned.

Under the provisions of Emerging Issues Task Force Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and are, therefore, to be accounted for as a reduction of cost of sales in the statements of operations unless those payments are specific reimbursements of costs or payments for services. Payments the Company receives from The Coca-Cola Company and other beverage companies for marketing funding support are classified as reductions of cost of sales.

Derivative Financial Instruments

The Company records all derivative instruments in the financial statements at fair value.

The Company uses derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates its mix of fixed and floating rate debt on an ongoing basis. Periodically, the Company may terminate an interest rate derivative when the underlying debt remains outstanding in order to achieve its desired fixed/floating rate mix. Upon termination of an interest rate derivative accounted for as a cash flow hedge, amounts reflected in accumulated other comprehensive income are reclassified to earnings consistent with the variability of the cash flows previously hedged, which is generally over the life of the related debt that was hedged. Upon termination of an interest rate derivative accounted for as a fair value hedge, the value of the hedge as recorded on the Company’s balance sheet is eliminated against either the cash received or cash paid for settlement and the fair value adjustment of the related debt is amortized to earnings over the remaining life of the debt instrument as an adjustment to interest expense.

Interest rate derivatives designated as cash flow hedges are used to hedge the variability of cash flows related to a specific component of the Company’s long-term debt. Interest rate derivatives designated as fair value hedges are used to hedge the fair value of a specific component of the Company’s long-term debt. If the hedged component of long-term debt is repaid or refinanced, the Company generally terminates the related hedge due to the fact the forecasted schedule of payments will not occur or the changes in fair value of the hedged debt will not occur and the derivative will no longer qualify as a hedge. Any gain or loss on the termination of an interest rate derivative related to the repayment or refinancing of long-term debt is recognized currently in the Company’s statement of operations as an adjustment to interest expense. In the event a derivative previously accounted for as a hedge was retained and did not qualify for hedge accounting, changes in the fair value would be recognized in the statement of operations currently as an adjustment to interest expense.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk Management Programs

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

Selling, Delivery and Administrative Expenses

The following expenses are included in S,D&A expenses: sales management labor costs, costs of distribution from sales distribution centers to customer locations, sales distribution center warehouse costs, point-of-sale expenses, advertising expenses, cold drink dispensing equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management costs.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses.

Customers generally do not pay the Company separately for shipping and handling costs. Beginning in October 2005, certain low volume customers have been billed a delivery charge. The delivery charge revenue is recorded in net sales.

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

The Company recognizes compensation expense for this plan during a fiscal year based on the quoted market price of the Company’s Common Stock at each measurement date multiplied by the number of shares which would vest if the performance requirements are met, unless the achievement of the performance requirements for that fiscal year is considered unlikely.

Net Income Per Share

Basic earnings per share (“EPS”) excludes potential common shares that were dilutive and is computed by dividing net income available for common stockholders by the weighted average number of Common and Class B Common shares outstanding. Diluted EPS gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Piedmont Coca-Cola Bottling Partnership

On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont Coca-Cola Bottling Partnership (“Piedmont”) to distribute and market nonalcoholic beverages primarily in certain portions of North Carolina and South Carolina. The Company provides a portion of the soft drink products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. These intercompany transactions are eliminated in the consolidated financial statements.

Minority interest as of January 1, 2006, January 2, 2005 and December 28, 2003 represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all of 2005 and 2004 and the last three quarters of 2003, and 45.3% for the first quarter of 2003.

3.    Inventories

Inventories were summarized as follows:

	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Finished products	$34,181	$25,026
Manufacturing materials	9,222	10,148
Plastic shells, plastic pallets and other inventories	14,830	13,712

Total inventories	$58,233	$48,886

At the beginning of 2004, the Company reclassified plastic shells, premix tanks and CO2 tanks, which totaled $10.4 million, from property, plant and equipment to inventories. These items were reclassified as the Company believes they are more closely related to the sale of finished product inventories than to a component of property, plant and equipment. This reclassification had no significant impact on the Company’s overall financial condition or results of operations during 2004. Costs associated with these items have been reflected in cost of sales during 2005 and 2004. Previously, costs associated with these items were recorded as depreciation expense.

For purchases of concentrate by the Company from The Coca-Cola Company subsequent to May 28, 2004, the majority of the Company’s marketing funding support for bottle/can products from The Coca-Cola Company was offset against the price of concentrate. The reduction in concentrate price represents a significant portion of the marketing funding support that otherwise would have been paid to the Company related to the sale of bottle/can products of The Coca-Cola Company. Due to this change in concentrate pricing, the Company’s investment in inventories was reduced.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Jan. 1, 2006	Jan. 2, 2005	Estimated Useful Lives
In Thousands
Land	$12,605	$12,822
Buildings	110,208	114,176	10-50 years
Machinery and equipment	96,495	92,307	5-20 years
Transportation equipment	167,762	163,707	4-13 years
Furniture and fixtures	44,364	39,228	4-10 years
Cold drink dispensing equipment	339,330	347,971	6-13 years
Leasehold and land improvements	56,788	55,210	5-20 years
Software for internal use	32,258	28,607	3-10 years
Construction in progress	6,627	5,667

Total property, plant and equipment, at cost	866,437	859,695
Less: accumulated depreciation and amortization	477,238	440,842

Property, plant and equipment, net	$389,199	$418,853

5.    Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	Jan. 1, 2006	Jan. 2, 2005	Estimated Useful Lives
In Thousands
Leased property under capital leases	$84,035	$84,035	3-29 years
Less: accumulated amortization	10,791	7,178

Leased property under capital leases, net	$73,244	$76,857

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

As of January 1, 2006, real estate represents $73.0 million of total leased property under capital leases, net of which $66.2 million is provided by related parties as described in Note 18 to the consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Franchise rights	$677,769	$677,769
Goodwill	155,487	155,487

Franchise rights and goodwill	833,256	833,256
Less: accumulated amortization	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721

The Company performed its annual impairment test of franchise rights and goodwill during the third quarter of 2005 and determined there was no impairment of the carrying value of these assets.

There was no activity for franchise rights and goodwill in 2005 or 2004.

7.    Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Jan. 1, 2006	Jan. 2, 2005	Estimated Useful Lives
In Thousands
Other identifiable intangible assets	$9,877	$58,167	1-18 years
Less: accumulated amortization	4,823	52,233

Other identifiable intangible assets, net	$5,054	$5,934

During 2005, the Company wrote-off fully amortized identifiable intangible assets in the amount of $51.2 million. Amortization expense related to other identifiable intangible assets was $.9 million, $3.1 million and $3.1 million in 2005, 2004 and 2003, respectively. Amortization expense of other identifiable intangible assets in future years based upon recorded amounts as of January 1, 2006 will be $.6 million, $.4 million, $.4 million, $.4 million and $.4 million for 2006 through 2010, respectively. Other identifiable intangible assets primarily represent customer relationships.

8.    Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Jan. 1, 2006	Jan, 2, 2005
In Thousands
Accrued marketing costs	$5,578	$9,289
Accrued insurance costs	10,463	11,129
Accrued taxes (other than income taxes)	729	1,670
Employee benefit plan accruals	8,946	9,009
All other accrued expenses	25,160	19,312

Total	$50,876	$50,409

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Debt

Debt was summarized as follows:

	Maturity	Interest Rate	Interest Paid	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Lines of Credit	2006	4.77%	Varies	$6,500	$8,000
Debentures	2007	6.85%	Semi-annually	100,000	100,000
Debentures	2009	7.20%	Semi-annually	57,440	100,000
Debentures	2009	6.375%	Semi-annually	119,253	250,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757
Other notes payable	2006	5.75%	Quarterly	39	39

				697,989	708,039
Less: current portion of debt				6,539	8,000

Long-term debt				$691,450	$700,039

The principal maturities of debt outstanding on January 1, 2006 were as follows:

In Thousands
2006	$6,539
2007	100,000
2008	—
2009	176,693
2010	—
Thereafter	414,757

Total debt	$697,989

The Company has obtained the majority of its long-term financing from the public markets. As of January 1, 2006, $691.5 million of the Company’s total outstanding debt and capital lease obligations of $777.2 million was financed through publicly offered debt. The Company had capital lease obligations of $79.2 million as of January 1, 2006. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial institutions and carefully evaluating the credit worthiness of those institutions. The Company enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

In December 2005, the Company repurchased $8.6 million of its outstanding 6.375% debentures due May 2009. The premium and associated transaction fees totaling $.4 million were included in interest expense in the fourth quarter of 2005.

In June 2005, the Company issued $164.8 million of new 5.00% senior notes due 2016 in exchange for $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009. The exchange was conducted as a private placement to holders of the existing debentures that were “qualified institutional buyers” within the meaning of Rule 144A of the Securities Act of 1933. As part of the exchange, the Company paid a premium of $15.6 million to holders participating in the exchange. The transaction was accounted for as an exchange of debt, and the $15.6 million premium is being amortized over the

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

life of the new notes. The Company incurred financing transaction costs of $1.3 million related to the exchange of debt which were included in interest expense during the second quarter of 2005. In August 2005, the Company successfully completed a registered exchange offer in which all of the previously issued private notes were exchanged for substantially identical registered notes.

On April 7, 2005, the Company entered into a new five-year $100 million revolving credit facility replacing the existing $125 million facility that was scheduled to expire in December 2005. On January 1, 2006, there were no amounts outstanding under this facility. The $100 million facility matures in April 2010. The new facility includes an option to extend the term for an additional year at the discretion of the participating banks. The new revolving credit facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this revolving credit facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The Company’s new revolving credit facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at January 1, 2006, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. The Company intends to renew the lines of credit as they mature. The weighted average interest rates on the lines of credit were 4.77% and 2.74% as of January 1, 2006 and January 2, 2005, respectively.

The Company currently provides financing for Piedmont under an agreement that expires on December 31, 2010. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. The loan balance at January 1, 2006 was $104.8 million.

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

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 6.2% and 5.6% for its debt and capital lease obligations as of January 1, 2006 and January 2, 2005, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.4%, 5.4% and 4.9% for 2005, 2004 and 2003, respectively. Excluding the $1.7 million of financing transaction costs related to the Company’s debt exchange in June 2005 and the bond redemption in December 2005, the overall weighted average interest rate for 2005 was 6.2%. As of January 1, 2006, approximately 43% of the Company’s debt and capital lease obligations of $777.2 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Derivative Financial Instruments

The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s debt level and the potential impact of changes in interest rates on the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The Company does not use derivative financial instruments for trading purposes nor does it use leveraged financial instruments. All of the Company’s interest rate swap agreements are LIBOR-based.

Derivative financial instruments are summarized as follows:

	Jan. 1, 2006		Jan. 2, 2005
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
In Thousands
Interest rate swap agreement-floating	$25,000	1.92 years	$25,000	2.92 years
Interest rate swap agreement-floating	25,000	1.92 years	25,000	2.92 years
Interest rate swap agreement-floating	50,000	3.42 years	50,000	4.42 years
Interest rate swap agreement-floating	50,000	1.92 years	50,000	2.92 years
Interest rate swap agreement-floating	50,000	3.58 years	50,000	4.58 years
Interest rate swap agreement-floating	50,000	6.92 years	50,000	7.92 years

The Company had six interest rate swap agreements as of January 1, 2006 with varying terms that effectively converted $250 million of the Company’s fixed rate debt to a floating rate. All of the interest rate swap agreements have been accounted for as fair value hedges.

During 2005, 2004 and 2003, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $1.7 million, $1.9 million and $2.1 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2006 through 2010 as follows: $1.7 million, $1.7 million, $1.7 million, $.9 million and $.3 million, respectively.

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

Non-Public Variable Rate Debt

The carrying amounts of the Company’s variable rate borrowings approximate their fair values.

Non-Public Fixed Rate Long-Term Debt

The fair values of the Company’s other notes payable are estimated using discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments

The fair values for the Company’s interest rate swap agreements are based on current settlement values.

Letters of Credit

The fair values of the Company’s letters of credit are based on the notional amounts of the instruments. These letters of credit primarily relate to the Company’s property and casualty insurance programs.

The carrying amounts and fair values of the Company’s debt, derivative financial instruments and letters of credit were as follows:

	Jan. 1, 2006		Jan. 2, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In Thousands
Public debt securities	$691,450	$696,171	$700,000	$738,666
Non-public variable rate debt	6,500	6,500	8,000	8,000
Non-public fixed rate long-term debt	39	39	39	39
Interest rate swap agreements	8,118	8,118	1,594	1,594
Letters of credit	—	17,374	—	15,826

The fair value of the interest rate swap agreements at January 1, 2006 and January 2, 2005 represent the estimated amounts the Company would have paid upon termination of these agreements.

12.    Other Liabilities

Other liabilities were summarized as follows:

	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Accruals for executive benefit plans	$61,674	$59,824
Other	23,514	25,436

Total	$85,188	$85,260

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accruals for executive benefit plans relate to three benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a replacement benefit plan.

Pursuant to the Supplemental Savings Plan, as amended effective January 1, 2005, eligible participants may elect to defer a portion of their annual salary and bonus. Prior to 2006, the Company matched 30% of the first 6% of salary (excluding bonuses) deferred by the participant. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. The long-term liability under this plan was $40.3 million and $38.3 million as of January 1, 2006 and January 2, 2005, respectively.

Under the Retention Plan, as amended effective January 1, 2005, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $20.4 million and $18.9 million as of January 1, 2006 and January 2, 2005, respectively.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants previously through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. In 2005, participants were provided a one-time option to terminate their agreements under this plan and receive all of their accrued benefit in cash. A number of participants elected this option. Accordingly, the Company paid $1.6 million to participants under this one-time option in July 2005. The long-term liability was $1.0 million and $2.6 million under this plan as of January 1, 2006 and January 2, 2005, respectively.

13.    Commitments and Contingencies

Rental expense incurred for noncancellable operating leases during 2005, 2004 and 2003 were as follows:

	Fiscal Years
	2005	2004	2003
In Thousands
Minimum rentals	$3,080	$3,550	$6,727
Contingent rentals	—	(71)	(420)

Total	$3,080	$3,479	$6,307

See Note 5 and Note 18 to the consolidated financial statements for additional information.

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2017. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company leases certain warehouse space and other equipment under capital lease agreements which expire at various dates

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through 2030. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of January 1, 2006.

	Capital Leases	Operating Leases	Total
In Thousands
2006	$8,958	$2,551	$11,509
2007	8,819	2,030	10,849
2008	8,985	1,883	10,868
2009	9,141	1,502	10,643
2010	9,261	1,278	10,539
Thereafter	198,331	9,677	208,008

Total minimum lease payments	$243,495	$18,921	$262,416

Less: amounts representing interest	164,293

Present value of minimum lease payments	79,202
Less: current portion of obligations under capital leases	1,709

Long-term portion of obligations under capital leases	$77,493

Future minimum lease payments for noncancellable operating and capital leases in the preceding table include renewal options the Company has determined to be reasonably assured.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through May 2014. See Note 18 to the consolidated financial statements for additional information concerning SAC.

The Company is also a member of Southeastern Container (“SEC”), a plastic bottle manufacturing cooperative, from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 18 to the consolidated financial statements for additional information concerning SEC.

The Company guarantees a portion of SAC’s and SEC’s debt and lease obligations. The amounts guaranteed were $41.4 million as of January 1, 2006 and January 2, 2005. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse provision exists that would enable the Company to recover amounts guaranteed. The guarantees relate to debt and lease obligations, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

The Company has identified SAC and SEC as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of January 1, 2006, SAC had total assets of approximately $36 million and total debt of approximately $14 million. SAC had total revenues for 2005 of approximately $169 million. As of January 1, 2006, SEC had total assets of approximately

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$374 million and total debt of approximately $281 million. SEC had total revenue for 2005 of approximately $532 million. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s potential amount of payments under these guarantees on January 1, 2006 would have been $57.4 million and the Company’s maximum total exposure, including its equity investment, would have been $36.6 million for SAC and $27.7 million for SEC. The Company has been purchasing plastic bottles and finished products from these cooperatives for more than ten years.

The Company has standby letters of credit, primarily related to its property and casualty insurance program. On January 1, 2006, these letters of credit totaled $17.4 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of January 1, 2006 amounted to $32.0 million and expire at various dates through 2014.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these claims and legal proceedings, management believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible. See Note 24 to the consolidated financial statements for additional information.

The Company’s tax filings are subject to audit by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

14.    Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2005, 2004 and 2003.

	Fiscal Year
	2005	2004	2003
In Thousands
Current:
Federal	$11,645	$—	$—
State	1,051	458	—

Total current provision	$12,696	$458	$—

Deferred:
Federal	$1,771	$11,912	$19,443
State	1,334	2,332	(12,086)

Total deferred provision	$3,105	$14,244	$7,357

Income tax expense	$15,801	$14,702	$7,357

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate was 40.8%, 40.2% and 19.3% for 2005, 2004 and 2003, respectively. The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
	2005	2004	2003
In Thousands
Statutory expense	$13,563	$12,793	$13,321
State income taxes, net of federal benefit	1,789	1,473	1,338
Change in effective state tax rate	1,554	2,320
Valuation allowance change	(1,188)	(1,980)	(9,194)
Termination of certain Company-owned life insurance policies			2,589
Termination of split-dollar life insurance program			(1,676)
Meals and entertainment	729	780	766
Other, net	(646)	(684)	213

Income tax expense	$15,801	$14,702	$7,357

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 reduced the Company’s effective income tax rate by approximately 1% in 2005.

During the fourth quarter of 2005, the Company entered into settlement agreements with two states regarding certain tax years. The effect of these settlements was the reduction of certain state net operating loss carryforwards with a tax effect, net of federal tax benefit, of $.6 million, the payment of $1.1 million in previously accrued tax and the reduction of valuation allowances of $1.2 million net of federal tax benefit, related to net operating losses in these states, which the Company now believes more likely than not will be utilized to reduce state liabilities in the future.

During the second quarter of 2005, the Company entered into a settlement agreement with another state whereby the Company agreed to reduce certain net operating loss carryforwards and to pay certain additional taxes and interest relating to prior years. The loss of state net operating loss carryforwards, net of federal tax benefit, of $4.4 million did not have an effect on the provision for income taxes due to a valuation allowance previously recorded for such deferred tax assets. Under this settlement, the Company was required to pay $5.7 million in the second quarter of 2005 and is required to pay an additional $5.0 million by April 15, 2006. The amounts paid and remaining to be paid in excess of liabilities previously recorded had the effect of increasing income tax expense by approximately $4.1 million in the second quarter of 2005. Based on an analysis of facts and available information, the Company also made adjustments for income tax exposure in other states in the second quarter of 2005 which had the effect of decreasing income tax expense by $3.8 million.

The Company’s income tax liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such liabilities and new information that becomes available to the Company.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance decreases in 2004 and 2003 were due to the Company’s assessments of its ability to use certain state net operating loss carryforwards.

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Intangible assets	$102,943	$98,480
Depreciation	82,705	97,337
Investment in Piedmont	46,819	47,311
Pension	10,407	15,257
Bond exchange premium	5,762	—
Inventory	5,040	4,563

Gross deferred income tax liabilities	253,676	262,948

Net operating loss carryforwards	(16,292)	(32,007)
Alternative minimum tax credits	(5,092)	(12,565)
Deferred compensation	(27,149)	(24,863)
Postretirement benefits	(14,398)	(13,796)
Termination of interest rate agreements	(2,950)	(3,582)
Capital lease agreements	(2,121)	(1,498)
Other	(1,723)	37

Gross deferred income tax assets	(69,725)	(88,274)

Valuation allowance for deferred tax assets	3,728	9,931
Net current deferred income tax liability	802	2,041

Net deferred income tax liability	186,877	182,564

Accumulated other comprehensive income adjustments	(19,746)	(16,986)

Net noncurrent deferred income tax liability	$167,131	$165,578

Deferred tax assets are recognized for the tax benefit of deductible temporary differences and for federal and state net operating loss and tax credit carryforwards. Valuation allowances are recognized on these assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized because of the reversal of certain significant temporary differences and anticipated future taxable income from operations.

The valuation allowance of $3.7 million and $9.9 million as of January 1, 2006 and January 2, 2005, respectively, was established primarily for state net operating loss carryforwards which expire in varying amounts through 2023. The AMT credit carryforwards as of January 1, 2006 were $5.1 million and have no expiration date.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
In Thousands
Balance as of December 29, 2002	$—	$(20,621)	$(20,621)

Change in fair market value of cash flow hedges, net of tax	(62)		(62)
Additional minimum pension liability adjustment, net of tax		(3,247)	(3,247)

Balance as of December 28, 2003	$(62)	$(23,868)	$(23,930)

Change in fair market value of cash flow hedges, net of tax	62		62
Additional minimum pension liability adjustment, net of tax		(1,935)	(1,935)

Balance as of January 2, 2005	$—	$(25,803)	$(25,803)

Additional minimum pension liability adjustment, net of tax		(4,313)	(4,313)

Balance as of January 1, 2006	$—	$(30,116)	$(30,116)

A summary of the components of other accumulated comprehensive income (loss) was as follows:

	Before-Tax Amount	Income Tax Effect	After-Tax Amount
In Thousands
2005
Net change in minimum pension liability adjustment	$(7,073)	$2,760	$(4,313)

Other comprehensive income (loss)	$(7,073)	$2,760	$(4,313)

2004
Net gain (loss) on derivatives	$101	$(39)	$62
Net change in minimum pension liability adjustment	(3,174)	1,239	(1,935)

Other comprehensive income (loss)	$(3,073)	$1,200	$(1,873)

2003
Net gain (loss) on derivatives	$(101)	$39	$(62)
Net change in minimum pension liability adjustment	(5,286)	2,039	(3,247)

Other comprehensive income (loss)	$(5,387)	$2,078	$(3,309)

16.    Capital Transactions

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintain ownership of both 29.67% of the outstanding shares of Common Stock of all classes and 22.59% of the total votes of all outstanding shares of all classes.

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award. The award provides that the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The Company achieved more than 80% of the overall goal achievement factor in 2005, 2004 and 2003, resulting in compensation expense of $1.5 million, $2.0 million and $1.8 million, respectively. As of January 1, 2006, the fair market value of the potentially issuable shares (80,000 shares over the next four years) under this award approximates $3.4 million.

The increase in the weighted average number of common shares outstanding in 2005 as compared to 2003 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in each of the years 2005, 2004 and 2003.

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

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
	2005	2004
In Thousands
Projected benefit obligation at beginning of year	$170,800	$146,802
Service cost	6,987	5,908
Interest cost	10,115	9,062
Actuarial loss	17,001	13,301
Benefits paid	(4,810)	(4,303)
Change in plan provisions	—	30

Projected benefit obligation at end of year	$200,093	$170,800

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at January 1, 2006 and January 2, 2005. The accumulated benefit obligation was $173.8 million and $148.4 million at January 1, 2006 and January 2, 2005, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in Plan Assets

	2005	2004
In Thousands
Fair value of plan assets at beginning of year	$135,843	$101,293
Actual return on plan assets	11,367	10,853
Employer contributions	8,000	28,000
Benefits paid	(4,810)	(4,303)

Fair value of plan assets at end of year	$150,400	$135,843

Funded Status

	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Funded status of the plans	$(49,694)	$(34,957)
Unrecognized prior service cost	75	99
Unrecognized net loss	76,134	65,151

Net amount recognized	$26,515	$30,293

Amounts Recognized in the Consolidated Balance Sheet

	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Accrued benefit liability	$(23,422)	$(12,595)
Intangible asset	75	99
Accumulated other comprehensive income	49,862	42,789

Net amount recognized	$26,515	$30,293

Net Periodic Pension Cost

	Fiscal Year
	2005	2004	2003
In Thousands
Service cost	$6,987	$5,908	$4,363
Interest cost	10,115	9,062	8,129
Expected return on plan assets	(10,689)	(9,306)	(6,898)
Amortization of prior service cost	24	20	21
Recognized net actuarial loss	5,341	4,840	4,062

Net periodic pension cost	$11,778	$10,524	$9,677

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used

	2005	2004	2003
Weighted average discount rate used in determining net periodic pension cost	6.00%	6.25%	7.00%
Weighted average discount rate used in determining the actuarial present value of the projected benefit obligation	5.75%	6.00%	6.25%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%

Measurement date	Nov. 30	Nov. 30	Nov. 30

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost as follows:

In Thousands	.25% Increase	.25% Decrease
Impact on:
Projected benefit obligation at January 1, 2006	$(8,887)	$9,486
Net periodic pension cost in 2005	(1,185)	1,257

Cash Flows

In Thousands

Anticipated future pension benefit payments reflecting expected future service for the fiscal years:
2006	$4,817
2007	5,052
2008	5,508
2009	5,894
2010	6,619
2011—2015	43,378

There is no minimum actuarial required contribution for the two Company-sponsored pension plans in 2006.

Plan Assets

The Company’s pension plans target asset allocation for 2006, asset allocation at January 1, 2006 and January 2, 2005 and the expected weighted average long-term rate of return by asset category were as follows:

	Target Allocation 2006	Percentage of Plan Assets at Fiscal Year-End		Weighted Average Expected Long-Term Rate of Return—2005
		2005	2004
U.S. large capitalization equity securities	40%	46%	39%	3.9%
U.S. small/mid-capitalization equity securities	10%	5%	10%	.5%
International equity securities	15%	15%	14%	1.5%
Debt securities	35%	34%	29%	2.1%
Short-term investments			8%

Total	100%	100%	100%	8.0%

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The investments in the Company’s pension plans include U.S. equities, international equities and debt securities. All of the plan assets are invested in institutional investment funds managed by professional investment advisors. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30%—50% in large capitalization equity securities, 0%—20% in U.S. small and mid-capitalization equity securities, 0%—20% in international equity securities and 10%—50% in debt securities. The Company currently has 66% of its plan investments in equity securities and 34% in debt securities.

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the United States. Debt securities at January 1, 2006 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 8% was used in determining both net periodic pension cost in both 2005 and 2004. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

See Note 24 to the consolidated financial statements for additional information concerning the principal Company-sponsored pension plan.

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans in 2005, 2004 and 2003 was $1.4 million, $1.3 million and $1.3 million, respectively.

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the 401(k) Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total costs for this benefit in 2005, 2004 and 2003 were $4.6 million, $4.3 million and $4.0 million, respectively. See Note 24 to the consolidated financial statements for additional information concerning the 401(k) Savings Plan.

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The postretirement benefit obligation as of January 2, 2005 and the net periodic postretirement cost in 2005 and 2004 were not materially impacted by the Act.

In October 2005, the Company announced changes to certain provisions of its postretirement health care plan that reduced future benefit obligations to eligible participants. Due to the changes announced, the Company’s expense and liability related to its postretirement health care plan will be reduced. Both the expense

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and liability for postretirement health care benefits are subject to determination by the Company’s actuaries and include numerous variables that will affect the impact of the announced changes. The Company anticipates the annual expense for the postretirement health care plan will decrease by approximately $2.5 million in 2006.

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
	2005	2004
In Thousands
Benefit obligation at beginning of year	$53,356	$46,874
Service cost	689	549
Interest cost	3,125	2,819
Plan participants’ contributions	789	735
Actuarial loss (gain)	5,428	5,832
Benefits paid	(3,514)	(3,453)
Change in plan provisions	(18,155)	—

Benefit obligation at end of year	$41,718	$53,356

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,725	2,718
Plan participants’ contributions	789	735
Benefits paid	(3,514)	(3,453)

Fair value of plan assets at end of year	$—	$—

	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Funded status of the plan	$(41,718)	$(53,356)
Unrecognized net loss	25,855	21,433
Unrecognized prior service cost and transition obligation	(19,932)	(2,074)
Contributions between measurement date and fiscal year-end	818	782

Accrued liability	$(34,977)	$(33,215)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
	2005	2004	2003
In Thousands
Service cost	$689	$549	$512
Interest cost	3,125	2,819	3,159
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	1,006	827	931
Amortization of prior service cost	(272)	(272)	(272)

Net periodic postretirement benefit cost	$4,523	$3,898	$4,305

The weighted average discount rate used to estimate the postretirement benefit obligation was 5.50%, 6.00% and 6.00%, as of January 1, 2006, January 2, 2005 and December 28, 2003, respectively. The measurement dates were September 30 of each year 2005, 2004 and 2003.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2005 was 10% graded down to an ultimate rate of 5% by 2010. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2004 was 10% graded down to an ultimate rate of 5% by 2009. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2003 was 10% graded down to an ultimate rate of 5% by 2008.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost as follows:

In Thousands	1% Increase	1% Decrease
Impact on:
Postretirement benefit obligation at January 1, 2006	$4,911	$(4,372)
Service cost and interest cost in 2005	342	(305)

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost as follows:

In Thousands	.25% Increase	.25% Decrease
Impact on:
Postretirement benefit obligation at January 1, 2006	$(1,228)	$1,297
Service cost and interest cost in 2005	(86)	91

Cash Flows

In Thousands
Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2006	$2,378
2007	2,520
2008	2,651
2009	2,757
2010	2,816
2011—2015	14,295

18.    Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of January 1, 2006, The Coca-Cola Company had a 27.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
	2005	2004	2003
In Millions
Payments by the Company for concentrate, syrup, sweetener and other purchases	$333.4	$287.2	$284.3
Less: marketing funding support payments to the Company	19.6	31.3	53.4

Payments net of marketing funding support	$313.8	$255.9	$230.9

Payments by the Company for customer marketing programs	$45.2	$39.3	$50.5
Payments by the Company for cold drink equipment parts	3.8	4.0	4.4
Payments by the Company for local media	—	—	.2
Fountain delivery and equipment repair fees paid to the Company	8.1	7.6	7.2
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	6.4	6.3	4.8
Sale of energy products to The Coca-Cola Company	27.9	.6	—

The Company received proceeds in 2005 as a result of a settlement of a class action lawsuit known as In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois. The lawsuit related to purchases of high fructose corn syrup by several companies, including The Coca-Cola Company and its subsidiaries, The Coca-Cola Bottlers’ Association and various Coca-Cola bottlers, during the period from July 1, 1991 to June 30, 1995. The Company recognized the proceeds received of $7.0 million as a reduction of cost of sales.

Marketing funding support in the first quarter of 2004 included favorable nonrecurring items of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company.

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $46.6 million, $26.2 million and $24.5 million in 2005, 2004 and 2003, respectively. Purchases from CCE under this arrangement were $17.2 million, $19.0 million and $20.9 million in 2005, 2004 and 2003, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of January 1, 2006, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.6% equity interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with all the other Coca-Cola bottlers in the United States, the Company has become a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) in 2005 and 2004. The Company paid $.2 million, $.4 million and $.2 million to CCBSS for its share of CCBSS’ administrative costs in 2005, 2004 and 2003, respectively. Amounts due from CCBSS for rebates on raw material purchases were $2.5 million and $1.1 million as of January 1, 2006 and January 2, 2005, respectively. CCE is also a member of CCBSS.

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Piedmont during 2005, 2004 and 2003 totaling $65.9 million, $77.2 million and $67.6 million, respectively. The Company received $21.1 million, $20.8 million and $17.6 million for management services pursuant to its management agreement with Piedmont for 2005, 2004 and 2003, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of January 1, 2006, the Company had loaned $104.8 million to Piedmont. The loan was amended on August 25, 2005 to extend the maturity date from December 31, 2005 to December 31, 2010 on terms comparable to the previous loan. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $8.6 million, $8.7 million and $8.4 million in 2005, 2004 and 2003, respectively. In addition, Piedmont subleases various fleet and vending equipment to the Company at cost. These sublease rentals amounted to $.2 million each year for all periods presented. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

On November 30, 1992, the Company and the previous owner of the Company’s Snyder Production Center (“SPC”) in Charlotte, North Carolina, who was unaffiliated with the Company, agreed to the early termination of the SPC lease. Harrison Limited Partnership One (“HLP”) purchased the property contemporaneously with the termination of the lease, and the Company leased SPC from HLP pursuant to a ten-year lease that was to expire on November 30, 2002. HLP’s sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is a trustee. On August 9, 2000, a Special Committee of the Board of Directors approved the sale by the Company of property and improvements adjacent to SPC to HLP and a new lease of both the conveyed property and SPC with HLP, which expires on December 31, 2010. The sale closed on December 15, 2000 at a price of $10.5 million. The annual base rent the Company was obligated to pay for its lease of this property is subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The Company recorded a capital lease of $41.6 million at the end of the first quarter of 2002 related to this lease as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The principal balance outstanding as of January 1, 2006 was $39.7 million.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
	2005	2004	2003
In Millions
Minimum rentals	$4.3	$4.3	$4.2
Contingent rentals	(.9)	(1.5)	(1.5)

Total rental payments	$3.4	$2.8	$2.7

The contingent rentals in 2005, 2004 and 2003 reduce the minimum rentals as a result of changes in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor are recorded as adjustments to interest expense.

In May 2000, the Company entered into a five-year consulting agreement with Reid M. Henson. Mr. Henson served as a Vice Chairman of the Board of Directors from 1983 to May 2000. Payments in 2005, 2004 and 2003 related to the consulting agreement totaled $145,833, $350,000 and $350,000, respectively.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded a capital lease of $32.4 million related to these facilities when the Company received a renewal option to extend the term of the lease which it expects to exercise. The principal balance outstanding as of January 1, 2006 was $31.3 million. The annual base rent the Company is obligated to pay under this lease is subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the Adjusted Eurodollar Rate as the measurement device.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
	2005	2004	2003
In Millions
Minimum rentals	$3.2	$3.2	$3.2
Contingent rentals	.1	(.3)	(.4)

Total rental payments	$3.3	$2.9	$2.8

The contingent rentals in 2005 increase minimum rentals as a result of changes in the Consumer Price Index partially offset by decreases in interest rates. The contingent rentals in 2004 and 2003 reduce minimum rentals as a result of changes in interest rates partially offset by increases in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index or changes in the interest rate factor are recorded as adjustments to interest expense beginning in March 2004. Prior to March 2004, changes in the Consumer Price Index or changes in the interest rate factor were recorded as adjustments to rent expense in S,D&A expenses.

The Company is a shareholder in two cooperatives from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $69.2 million, $59.3 million and $51.1 million in 2005, 2004 and 2003, respectively. In conjunction with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $23.8 million as of January 1, 2006.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $127 million, $108 million and $105 million in 2005, 2004 and 2003, respectively. The Company manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.5 million, $1.6 million and $1.3 million in 2005, 2004 and 2003, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $17.6 million as of January 1, 2006.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Fiscal Year
	2005	2004	2003
In Thousands (Except Per Share Data)
Numerator:
Numerator for basic net income and diluted net income per share	$22,951	$21,848	$30,703

Denominator:
Denominator for basic net income per share and diluted net income per share—weighted average common shares	9,083	9,063	9,043

Basic and diluted net income per share	$2.53	$2.41	$3.40

20.    Risks and Uncertainties

Approximately 90% of the Company’s bottle/can sales volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 10% of the Company’s sales volume to retail customers are products of other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2005, approximately 67% of the Company’s bottle/can sales volume to retail customers was sold for future consumption. The remaining bottle/can sales volume to retail customers of approximately 33% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 15% and 10% of the Company’s total bottle/can sales volume to retail customers during 2005, respectively. Wal-Mart Stores, Inc. accounted for approximately 11% of the Company’s total net sales.

The Company currently obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic cooperatives.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining contract covering less than .5% of the Company’s employees expires during 2006.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
	2005	2004	2003
In Thousands
Accounts receivable, trade, net	$(12,540)	$186	$(2,674)
Accounts receivable from The Coca-Cola Company	4,330	11,063	(5,120)
Accounts receivable, other	(1,751)	1,026	6,338
Inventories	(9,347)	(1,597)	1,757
Prepaid expenses and other current assets	618	(1,429)	(671)
Accounts payable, trade	13,547	(8,504)	1,190
Accounts payable to The Coca-Cola Company	(2,707)	6,443	(9,653)
Other accrued liabilities	13,163	(14,916)	(4,445)
Accrued compensation	2,924	(845)	(209)
Accrued interest payable	(3,335)	475	275

(Increase) decrease in current assets less current liabilities	$4,902	$(8,098)	$(13,212)

Cash payments for interest and income taxes were as follows:

	Fiscal Year
	2005	2004	2003
In Thousands
Interest	$51,663	$44,123	$42,722
Income taxes (net of refunds)	11,183	3,381	(7,172)

22.    New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The adoption of this Statement in the first quarter of 2006 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance and was effective for fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and is effective for the Company as of the beginning of the first quarter of fiscal year 2006. The Statement required public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company will adopt this Statement beginning January 2, 2006, using the modified prospective application method. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 was effective as of the end of fiscal years ending after December 15, 2005. The adoption of this Interpretation did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

23.     Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended January 1, 2006 and January 2, 2005.

	Quarter
In Thousands (Except Per Share Data)	1	2	3	4
Year Ended January 1, 2006
Net sales	$309,185	$361,224	$362,046	$347,717
Gross margin	141,802	168,534	163,308	154,119
Net income	719	11,519	8,792	1,921
Basic net income per share	.08	1.27	.97	.21
Diluted net income per share	.08	1.27	.97	.21

	Quarter
In Thousands (Except Per Share Data)	1	2	3	4
Year Ended January 2, 2005
Net sales	$285,115	$336,390	$324,237	$321,485
Gross margin	142,243	162,444	153,488	149,586
Net income	2,795	10,623	6,108	2,322
Basic net income per share	.31	1.17	.67	.26
Diluted net income per share	.31	1.17	.67	.26

Due to the 53-week fiscal year in 2004, the fourth quarter of 2004 had fourteen weeks compared to thirteen weeks in the fourth quarter of 2005. Net income in the fourth quarter of 2004 was impacted by a $1.2 million charge to interest expense ($.7 million after income tax effect) related to a state tax audit.

Sales are seasonal, with the highest sales volume occurring in May, June, July and August.

24.     Subsequent Events

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company matching contribution under the 401(k) Savings Plan effective January 1, 2007. The amendment to the 401(k) Savings Plan will provide for fully vested matching contributions equal to one hundred percent of a participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et .al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., Civil Action File No. 06-3056-CV-S, the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs seek preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages.

On March 3, 2006, the Company filed a motion seeking permission to intervene in the lawsuit for the limited purpose of opposing the preliminary and permanent injunctive relief sought by the bottler plaintiffs. The Company seeks permission to intervene because it also plans to offer warehouse delivery of POWERade to Wal-Mart within the Company’s territory and therefore opposes the relief requested by the bottler plaintiffs.

Management’s Report on Internal Control over Financial Reporting

Management of Coca-Cola Bottling Co. Consolidated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with the U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or instances of fraud. As such, a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 1, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of January 1, 2006 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 85 and 86, which expresses unqualified opinions on management’s assessment of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006.

March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

We have completed an integrated audit of Coca-Cola Bottling Co. Consolidated’s January 1, 2006 and January 2, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2006 and an audit of its December 28, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 84, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 13, 2006

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 23 to the consolidated financial statements.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

See page 84 for “Management’s Report on Internal Control over Financial Reporting.” See pages 85 and 86 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Company

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Election of Directors” section of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Item 11.    Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Annual Compensation of Executive Officers” and “Election of Directors—Director Compensation” sections of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders,” “Election of Directors—Beneficial Ownership of Management” and “Equity Compensation Plans” sections of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

For information with respect to certain relationships and related transactions, see the “Certain Transactions” section of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see the “Independent Auditors” section of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders’ Equity

Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts and Reserves

All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.	Listing of Exhibits

Exhibit Index

Number	Description	Incorporated by Reference or Filed Herewith
(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).

(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).

(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (File No. 2-97822) on Form S-1 as filed on May 31, 1985 (File No. 0-9286).

(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A., as Successor, as Trustee.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.3)	Form of the Company’s 6.85% Debentures due 2007.	Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.4)	Form of the Company’s 7.20% Debentures due 2009.	Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.5)	Form of the Company’s 6.375% Debentures due 2009.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999 (File No. 0-9286).

(4.6)	Amended and Restated Promissory Note, dated as of November 22, 2002, by and between Piedmont Coca-Cola Bottling Partnership and the Company.	Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.7)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002 (File No. 0-9286).

(4.8)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(4.9)	5.00% Senior Note due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).

(4.10)	Second Amended and Restated Promissory Note, dated as of August 25, 2005, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).

(4.11)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

(10.1)	Stock Rights and Restrictions Agreement, dated January 27, 1989, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.2)	Description and examples of bottling franchise agreements between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.3)	Lease, dated as of January 1, 1999, by and between the Company and the Ragland Corporation, related to the production/distribution facility in Nashville, Tennessee.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.4)	Purchase and Sale Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One, related to land adjacent to the Snyder Production Center in Charlotte, North Carolina.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.5)	Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One, related to the Snyder Production Center in Charlotte, North Carolina and a distribution center adjacent thereto.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.6)	Partnership Agreement of Carolina Coca-Cola Bottling Partnership,* dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.7)	Management Agreement, dated as of July 2, 1993, by and among the Company, Carolina Coca-Cola Bottling Partnership,* CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.8)	First Amendment to Management Agreement designated as Exhibit 10.7, dated as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.9)	Amended and Restated Guaranty Agreement, dated as of July 15, 1993, with Southeastern Container, Inc.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.10)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations LLC, a wholly-owned subsidiary of the Company and South Atlantic Canners, Inc.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).

(10.11)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.12)	Guaranty Agreement, dated as of May 18, 2000, between the Company and Wachovia Bank of North Carolina, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).

(10.13)	Guaranty Agreement, dated as of December 1, 2001, between the Company and Wachovia, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).

(10.14)	Description of the Company’s 2006 Bonus Plan for officers.**	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006 (File No. 0-9286).

(10.15)	Agreement to assume liability for postretirement benefits between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.16)	Lease Agreement, dated as of January 5, 1999, between the Company and Beacon Investment Corporation, related to the Company’s corporate headquarters and an adjacent office building in Charlotte, North Carolina.	Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (File No. 0-9286).

(10.17)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.**	Filed herewith.

(10.18)	Restricted Stock Award to J. Frank Harrison, III (effective January 4, 1999).**	Annex A to the Company’s Proxy Statement for the 1999 Annual Meeting (File No. 0-9286).

(10.19)	Supplemental Savings Incentive Plan, as amended and restated effective January 1, 2005, between Eligible Employees of the Company and the Company.**	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith
(10.20)	Officer Retention Plan (ORP), as amended and restated effective January 1, 2005, between Eligible Employees of the Company and the Company.**	Filed herewith.

(10.21)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, The Coca-Cola Company and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 14, 2002 (File No. 0-9286).

(10.22)	First Amendment to Lease (relating to the Lease Agreement designated as Exhibit 10.3) and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between Ragland Corporation and the Company.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.23)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, dated as of December 11, 2002, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.24)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of January 1, 2005, between the Company and Eligible Employees of the Company.**	Filed herewith.

(10.25)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).

(10.26)	Amendment to Officer Retention Plan Agreement by and between the Company and David V. Singer, effective as of January 12, 2004.**	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for fiscal year ended December 28, 2003 (File No. 0-9286).

(10.27)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.**	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).

(10.28)	Consulting Agreement, effective as of March 1, 2005, between the Company and Robert D. Pettus, Jr.**	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2005 (File No. 0-9286).

(10.29)	U.S. $100,000,000 Credit Agreement, dated as of April 7, 2005, among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005 (File No. 0-9286).

(10.30)	Consulting Agreement, dated as of June 1, 2005, between the Company and David V. Singer.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.31)	Form of Split-dollar Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).

(21.1)	List of subsidiaries.	Filed herewith.

(23.1)	Consent of Independent Registered Public Accounting Firm to Incorporation by reference into Form S-3 (Registration No. 33-54657), Form S-3 (Registration No. 333-71003) and Form S-4 (Registration No. 333-127047).	Filed herewith.

(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Carolina Coca-Cola Bottling Partnership’s name was changed to Piedmont Coca-Cola Bottling Partnership.

**	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

(b)	Exhibits.

See Item 15(a)3

(c)	Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:

Fiscal year ended January 1, 2006	$1,678	$1,315	$1,675	$1,318

Fiscal year ended January 2, 2005	$1,723	$339	$384	$1,678

Fiscal year ended December 28, 2003	$1,676	$494	$447	$1,723

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: March 16, 2006	By:	/S/ J. FRANK HARRISON, III
J. Frank Harrison, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 16, 2006

By:	/s/ H. W. MCKAY BELK H. W. McKay Belk	Director	March 16, 2006

By:	/s/ SHARON A. DECKER Sharon A. Decker	Director	March 16, 2006

By:	/s/ WILLIAM B. ELMORE William B. Elmore	President, Chief Operating Officer and Director	March 16, 2006

By:	/s/ JAMES E. HARRIS James E. Harris	Director	March 16, 2006

By:	/s/ DEBORAH S. HARRISON Deborah S. Harrison	Director	March 16, 2006

By:	/s/ NED R. MCWHERTER Ned R. McWherter	Director	March 16, 2006

By:	/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 16, 2006

By:	/s/ ROBERT D. PETTUS, JR. Robert D. Pettus, Jr.	Vice Chairman of the Board of Directors and Director	March 16, 2006

By:	/s/ CARL WARE Carl Ware	Director	March 16, 2006

By:	/s/ DENNIS A. WICKER Dennis A. Wicker	Director	March 16, 2006

By:	/s/ STEVEN D. WESTPHAL Steven D. Westphal	Senior Vice President and Chief Financial Officer	March 16, 2006

By:	/s/ WILLIAM J. BILLIARD William J. Billiard	Vice President, Controller and Chief Accounting Officer	March 16, 2006