Form 10-Q
period 2006-04-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2006-05-11
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $1.00 Par Value	6,643,077
Class B Common Stock, $1.00 Par Value	2,460,252

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2006

PART I - FINANCIAL INFORMATION

Item l. Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2006	2005
Net sales	$333,179	$309,185
Cost of sales	187,153	169,651

Gross margin	146,026	139,534
Selling, delivery and administrative expenses	131,728	125,899
Amortization of intangibles	148	409

Income from operations	14,150	13,226

Interest expense	12,220	11,498
Minority interest	556	520

Income before income taxes	1,374	1,208
Income taxes	559	489

Net income	$815	$719

Basic net income per share	$.09	$.08

Diluted net income per share	$.09	$.08

Weighted average number of common shares outstanding	9,103	9,083

Weighted average number of common shares outstanding-assuming dilution	9,112	9,083

Cash dividends per share
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited April 2, 2006	Jan. 1, 2006	Unaudited April 3, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$17,914	$39,608	$9,068
Accounts receivable, trade, less allowance for doubtful accounts of $1,513, $1,318 and $1,166, respectively	92,482	94,576	88,034
Accounts receivable from The Coca-Cola Company	11,257	2,719	15,104
Accounts receivable, other	5,626	8,388	6,142
Inventories	62,694	58,233	54,604
Prepaid expenses and other current assets	12,455	8,862	10,423

Total current assets	202,428	212,386	183,375

Property, plant and equipment, net	388,467	389,199	408,793
Leased property under capital leases, net	72,341	73,244	75,954
Other assets	41,725	39,235	26,738
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	4,906	5,054	5,525

Total	$1,332,588	$1,341,839	$1,323,106

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited April 2, 2006	Jan. 1, 2006	Unaudited April 3, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of debt	$39	$6,539	$9,400
Current portion of obligations under capital leases	1,606	1,709	1,857
Accounts payable, trade	40,530	35,333	33,749
Accounts payable to The Coca-Cola Company	17,889	15,516	27,654
Other accrued liabilities	44,813	60,079	52,374
Accrued compensation	9,413	18,969	8,499
Accrued interest payable	17,642	9,670	16,063

Total current liabilities	131,932	147,815	149,596

Deferred income taxes	167,477	167,131	163,047
Pension and postretirement benefit obligations	58,228	54,844	42,044
Other liabilities	88,275	85,188	86,419
Obligations under capital leases	77,120	77,493	78,726
Long-term debt	691,450	691,450	700,039

Total liabilities	1,214,482	1,223,921	1,219,871

Commitments and Contingencies (Note 14)

Minority interest	43,340	42,784	39,207

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized - 30,000,000 shares; Issued – 9,705,451, 9,705,451 and 9,704,951 shares, respectively	9,705	9,705	9,704
Class B Common Stock, $1.00 par value:
Authorized - 10,000,000 shares; Issued – 3,088,366, 3,068,366 and 3,068,866 shares, respectively	3,088	3,068	3,069
Capital in excess of par value	100,448	99,376	99,376
Retained earnings	52,895	54,355	38,936
Accumulated other comprehensive loss	(30,116)	(30,116)	(25,803)

	136,020	136,388	125,282

Less-Treasury stock, at cost:
Common - 3,062,374 shares	60,845	60,845	60,845
Class B Common - 628,114 shares	409	409	409

Total stockholders’ equity	74,766	75,134	64,028

Total	$1,332,588	$1,341,839	$1,323,106

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439

Comprehensive income:

Net income				719			719

Total comprehensive income							719

Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)
Class B Common ($.25 per share)				(610)			(610)
Issuance of 20,000 shares of Class B Common Stock		20	1,121				1,141

Balance on April 3, 2005	$9,704	$3,069	$99,376	$38,936	$(25,803)	$(61,254)	$64,028

Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134

Comprehensive income:

Net income				815			815

Total comprehensive income							815

Cash dividends paid
Common ($.25 per share)				(1,660)			(1,660)
Class B Common ($.25 per share)				(615)			(615)
Issuance of 20,000 shares of Class B Common Stock		20	840				860
Stock compensation expense			232				232

Balance on April 2, 2006	$9,705	$3,088	$100,448	$52,895	$(30,116)	$(61,254)	$74,766

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2006	2005
Cash Flows from Operating Activities
Net income	$815	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,679	17,196
Amortization of intangibles	148	409
Deferred income taxes	559	489
Losses on sale of property, plant and equipment	430	161
Amortization of debt costs	665	270
Amortization of deferred gain related to terminated interest rate agreements	(421)	(419)
Stock compensation expense	232	260
Minority interest	556	520
Increase in current assets less current liabilities	(20,804)	(11,275)
Increase in other noncurrent assets	(3,109)	(1,704)
Increase in other noncurrent liabilities	6,680	1,557

Total adjustments	1,615	7,464

Net cash provided by operating activities	2,430	8,183

Cash Flows from Investing Activities
Additions to property, plant and equipment	(15,564)	(6,701)
Proceeds from the sale of property, plant and equipment	90	307

Net cash used in investing activities	(15,474)	(6,394)

Cash Flows from Financing Activities
Proceeds from (payment of) lines of credit, net	(6,500)	1,400
Cash dividends paid	(2,275)	(2,271)
Principal payments on capital lease obligations	(476)	(445)
Other	601	(290)

Net cash used in financing activities	(8,650)	(1,606)

Net increase (decrease) in cash	(21,694)	183
Cash at beginning of period	39,608	8,885

Cash at end of period	$17,914	$9,068

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$860	$1,141

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on

Form 10-K for the year ended January 1, 2006 filed with the United States Securities and Exchange Commission.

Certain prior year amounts reported in the Company’s consolidated statements of operations have been conformed to current year classifications. In prior periods, the Company reported depreciation expense separately in the consolidated statements of operations. The Company began reporting depreciation expense in cost of sales and selling, delivery and administrative (“S,D&A”) expenses in the first quarter of 2006 (“Q1 2006”). The Company’s results of operations for the first quarter of 2005 (“Q1 2005”) have been conformed to Q1 2006 presentation. Depreciation expense in cost of sales and S,D&A expenses in Q1 2006 was $2.3 million and $14.4 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in Q1 2005 was $2.3 million and $14.9 million, respectively.

2. Seasonality of Business

Operating results for Q1 2006 are not indicative of results that may be expected for the fiscal year ending December 31, 2006 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

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

Minority interest as of April 2, 2006, January 1, 2006 and April 3, 2005 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.

4. Inventories

Inventories were summarized as follows:

In Thousands	April 2, 2006	Jan. 1, 2006	April 3, 2005
Finished products	$37,795	$34,181	$30,793
Manufacturing materials	9,672	9,222	9,062
Plastic shells, plastic pallets and other inventories	15,227	14,830	14,749

Total inventories	$62,694	$58,233	$54,604

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	April 2, 2006	Jan. 1, 2006	April 3, 2005	Estimated Useful Lives
Land	$12,605	$12,605	$12,822
Buildings	110,321	110,208	114,225	10-50 years
Machinery and equipment	98,342	96,495	91,804	5-20 years
Transportation equipment	176,064	167,762	163,840	4-13 years
Furniture and fixtures	39,110	44,364	41,689	4-10 years
Cold drink dispensing equipment	339,360	339,330	348,085	6-13 years
Leasehold and land improvements	56,913	56,788	55,341	5-20 years
Software for internal use	32,904	32,258	28,768	3-10 years
Construction in progress	6,442	6,627	6,442

Total property, plant and equipment, at cost	872,061	866,437	863,016
Less: Accumulated depreciation and amortization	483,594	477,238	454,223

Property, plant and equipment, net	$388,467	$389,199	$408,793

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	April 2, 2006	Jan. 1, 2006	April 3, 2005	Estimated Useful Lives
Leased property under capital leases	$84,035	$84,035	$84,035	3-29 years
Less: Accumulated amortization	11,694	10,791	8,081

Leased property under capital leases, net	$72,341	$73,244	$75,954

As of April 2, 2006, real estate represented $72.2 million of net leased property under capital leases of which $65.5 million are with related parties as described in Note 19 to the consolidated financial statements.

7. Franchise Rights and Goodwill

There was no change in franchise rights and goodwill in the periods presented.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	April 2, 2006	Jan. 1, 2006	April 3, 2005	Estimated Useful Lives
Other identifiable intangible assets	$8,994	$9,877	$9,877	1-18 years
Less: Accumulated amortization	4,088	4,823	4,352

Other identifiable intangible assets, net	$4,906	$5,054	$5,525

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	April 2, 2006	Jan. 1, 2006	April 3, 2005
Accrued marketing costs	$5,252	$5,578	$5,493
Accrued insurance costs	10,788	10,463	10,641
Accrued taxes (other than income taxes)	2,262	729	2,730
Employee benefit plan accruals	8,388	8,946	9,952
All other accrued liabilities	18,123	34,363	23,558

Total other accrued liabilities	$44,813	$60,079	$52,374

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	April 2, 2006	Jan. 1, 2006	April 3, 2005
Lines of Credit	2006		Varies	—	$6,500	$9,400
Debentures	2007	6.85%	Semi-annually	$100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	100,000
Debentures	2009	6.375%	Semi-annually	119,253	119,253	250,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	—
Other notes payable	2006	5.75%	Quarterly	39	39	39

				691,489	697,989	709,439
Less: Current portion of debt				39	6,539	9,400

Long-term debt				$691,450	$691,450	$700,039

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On April 7, 2005, the Company entered into a five-year $100 million revolving credit facility (“$100 million facility”) replacing a $125 million revolving credit facility that was scheduled to expire in December 2005. On April 2, 2006, there were no amounts outstanding under this $100 million facility. The $100 million facility matures in April 2010. The $100 million facility includes an option to extend the term for an additional year at the discretion of the participating banks and bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this $100 million facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The Company’s $100 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at April 2, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. On April 2, 2006, there were no amounts outstanding on the lines of credit.

After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 6.5%, 6.2% and 5.8% for its debt and capital lease obligations as of April 2, 2006, January 1, 2006 and April 3, 2005, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.5% for Q1 2006 compared to 5.8% for Q1 2005. As of April 2, 2006, approximately 42% of the Company’s debt and capital lease obligations of $770.2 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

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

Derivative financial instruments were summarized as follows:

	April 2, 2006		January 1, 2006		April 3, 2005
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement - floating	$25,000	1.67 years	$25,000	1.92 years	$25,000	2.67 years
Interest rate swap agreement - floating	25,000	1.67 years	25,000	1.92 years	25,000	2.67 years
Interest rate swap agreement - floating	50,000	3.17 years	50,000	3.42 years	50,000	4.17 years
Interest rate swap agreement - floating	50,000	1.67 years	50,000	1.92 years	50,000	2.67 years
Interest rate swap agreement - floating	50,000	3.33 years	50,000	3.58 years	50,000	4.33 years
Interest rate swap agreement - floating	50,000	6.67 years	50,000	6.92 years	50,000	7.67 years

The Company had six interest rate swap agreements as of April 2, 2006 with varying terms that effectively converted $250 million of the Company’s fixed rate debt to floating rate debt. All of the interest rate swap agreements have been accounted for as fair value hedges.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these financial instruments.

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

The carrying amounts and fair values of the Company’s debt, derivative financial instruments and letters of credit were as follows:

	April 2, 2006		January 1, 2006		April 3, 2005
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$691,450	$678,153	$691,450	$696,171	$700,000	$725,757
Non-public variable rate debt	—	—	6,500	6,500	9,400	9,400
Non-public fixed rate long-term debt	39	39	39	39	39	39
Interest rate swap agreements	10,469	10,469	8,118	8,118	7,624	7,624
Letters of credit	—	18,645	—	17,374	—	17,138

The fair values of the interest rate swap agreements at April 2, 2006, January 1, 2006 and April 3, 2005 represent the estimated amounts the Company would have paid upon termination of these agreements, which are the current settlement values.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	April 2, 2006	Jan. 1, 2006	April 3, 2005
Accruals for executive benefit plans	$65,613	$61,674	$61,364
All other liabilities	22,662	23,514	25,055

Total other liabilities	$88,275	$85,188	$86,419

14. Commitments and Contingencies

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through May 2014. The Company is also a member of Southeastern Container (“SEC”), a plastic bottle manufacturing cooperative, from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 19 to the consolidated financial statements for additional information concerning SAC and SEC.

The Company guarantees a portion of SAC’s and SEC’s debt and lease obligations. The amounts guaranteed were $44.5 million, $41.4 million and $43.8 million as of April 2, 2006, January 1, 2006 and April 3, 2005, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse exists that would enable the Company to recover amounts guaranteed. The guarantees relate to the debt and lease obligations of SAC and SEC, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

The Company has identified SAC and SEC as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of April 2, 2006, SAC had total assets of approximately $39.8 million and total debt of approximately $17.9 million. SAC had total revenue for Q1 2006 of approximately $42.4 million. As of April 2, 2006, SEC had total assets of approximately $373.5 million and total debt of approximately $273.0 million. SEC had total revenue for Q1 2006 of approximately $134.6 million. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on April 2, 2006 would have been $57.4 million and the Company’s maximum total exposure, including its equity investment, would have been $36.5 million for SAC and $29.0 million for SEC. The Company has been purchasing plastic bottles and finished products from these cooperatives for more than ten years.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On April 2, 2006, these letters of credit totaled $18.6 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of April 2, 2006 amounted to $30.9 million and expire at various dates through 2014.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs seek preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages.

On March 3, 2006, the Company filed a motion seeking permission to intervene in the lawsuit for the limited purpose of opposing the preliminary and permanent injunctive relief sought by the bottler plaintiffs. The Company seeks permission to intervene because it also plans to offer warehouse delivery of POWERade to Wal-Mart within the Company’s territory and therefore opposes the relief requested by the bottler plaintiffs. The plaintiffs have opposed the Company’s request to intervene. The Coca-Cola Company and CCE both support the Company’s request.

On March 17, 2006, the Missouri District Court granted The Coca-Cola Company’s and CCE’s request for an order transferring the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia.

None of the plaintiffs seek to recover damages from the Company. In April, warehouse delivery of POWERade commenced in the Company’s exclusive territories.

On April 21, 2006, the plaintiffs requested the Court defer any hearing or further briefing on their motion for preliminary injunctive relief. No hearing or trial has been scheduled by the Court.

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

15. Income Taxes

The Company’s effective income tax rate for Q1 2006 and Q1 2005 was 40.7% and 40.5%, respectively. The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2006	2005
Statutory expense	$481	$423
State income taxes, net of federal benefit	65	51
Meals and entertainment	25	24
Other, net	(12)	(9)

Income tax expense	$559	$489

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining the provision for income taxes. The Company has established a reserve for income taxes related to uncertain tax positions. The Company believes all positions taken are appropriate; however, certain positions may be challenged and may not be sustained upon review by tax authorities.

The Company’s income tax liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluation of such liabilities and new information that becomes available to the Company.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Income (Loss)

The reconciliation of the components of accumulated other comprehensive income (loss) was as follows:

In Thousands	Derivatives Gain/(Loss)	Minimum Pension Liability Adjustment	Total
Balance as of January 2, 2005 and April 3, 2005	$—	$(25,803)	$(25,803)

Balance as of January 1, 2006 and April 2, 2006	$—	$(30,116)	$(30,116)

There were no changes in accumulated other comprehensive income (loss) in Q1 2006 and Q1 2005.

17. Capital Transactions

On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. The fair value of the restricted stock award, when approved, was approximately $11.7 million based on the market price of the Common Stock on the effective date of the award. The award provides the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The restricted stock award does not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment has vested and the shares are issued.

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” on January 2, 2006. The Company applied the modified prospective transition method and prior periods were not restated. The Company’s only share based compensation is the restricted stock award to Mr. Harrison, III as described above. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period.

The Company’s Annual Bonus Plan targets, which establish the performance requirement for 2006, were set in Q1 2006 and the Company recorded the 20,000 share award at the grant-date price of $46.45 per share. Total stock compensation expense will be approximately $929,000 over the one-year service period of which $232,000 was recognized in Q1 2006. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

Prior to the adoption of this statement, the Company accrued compensation cost over the course of the one-year service period with the final cost based upon the end of the period stock price. Total compensation expense, including income tax reimbursements to Mr. Harrison, III, for the restricted stock award, net of tax effect, was $241,000 in Q1 2006 and would have been $277,000, net of tax effect, in Q1 2005 under the new standard. Actual expense recorded in Q1 2005, net of tax effect, was $271,000. Pro forma net income would have been $713,000 compared to net income reported of $719,000 for Q1 2005. Actual and pro forma basic and diluted earnings per share for Q1 2005 were $.08 per share.

On February 23, 2005, the Compensation Committee of the Board of Directors determined 20,000 shares of restricted Class B Common Stock vested and should be issued pursuant to the performance-based award discussed above to Mr. Harrison, III in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company for the year ended 2004. On February 22, 2006, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested to Mr. Harrison, III in connection with his services for the year ended 2005.

The increase in the number of shares outstanding in Q1 2006 and Q1 2005 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in each quarter.

18. Benefit Plans

Retirement benefits under the two Company-sponsored pension plans are based on the employee’s length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plans are based on the projected unit credit actuarial funding method and are limited to the amounts currently deductible for income tax purposes.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The plan amendment will be accounted for as a plan “curtailment” under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended).” The curtailment will result in a reduction of the Company’s projected benefit obligation which will be offset against the Company’s unrecognized net loss. Accordingly, there is no immediate impact on net income and the Company believes the effect on pension expense prior to the effective date of June 30, 2006 is immaterial. Periodic pension expense will be reduced beginning in the third quarter of 2006 as current service cost will no longer accrue.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

The components of net periodic pension cost were as follows:

	First Quarter
In Thousands	2006	2005
Service cost	$2,044	$1,747
Interest cost	2,842	2,529
Expected return on plan assets	(2,961)	(2,672)
Amortization of prior service cost	6	6
Recognized net actuarial loss	1,559	1,335

Net periodic pension cost	$3,490	$2,945

The Company did not contribute to its pension plans during Q1 2006 and does not expect to make contributions to its pension plans during the remainder of 2006.

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

In October 2005, the Company announced changes to certain provisions of its postretirement health care plan that reduced future benefit obligations to eligible participants. Due to the changes announced, the Company’s expense was reduced beginning in Q1 2006.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2006	2005
Service cost	$83	$172
Interest cost	557	781
Amortization of unrecognized transitional assets	(6)	(6)
Recognized net actuarial loss	339	252
Amortization of prior service cost	(446)	(68)

Net periodic postretirement benefit cost	$527	$1,131

In conjunction with the change to the principal Company-sponsored pension plan discussed above, the Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company’s matching contribution under the 401(k) Savings Plan effective January 1, 2007. The amendment to the 401(k) Savings Plan will provide for fully vested matching contributions equal to one hundred percent of a participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of April 2, 2006, The Coca-Cola Company had a 27.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2006	2005
Payments by the Company for concentrate, syrup, sweetener and other purchases	$78.3	$75.4
Marketing funding support payments to the Company	3.9	5.2

Payments net of marketing funding support	$74.4	$70.2

Payments by the Company for customer marketing programs	$9.8	$12.2
Payments by the Company for cold drink equipment parts	1.9	.8
Fountain delivery and equipment repair fees paid to the Company	2.2	1.9
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.6	1.6
Sales of energy products to The Coca-Cola Company	8.4	5.9

The Company has a production arrangement with CCE to buy and sell finished products at cost. Sales to CCE under this arrangement were $14.0 million and $8.5 million in Q1 2006 and Q1 2005, respectively. Purchases from CCE under this arrangement were $4.1 million and $4.9 million in Q1 2006 and Q1 2005, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of April 2, 2006, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.6% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). CCE is also a member of CCBSS.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during Q1 2006 and Q1 2005 totaling $15.5 million and $16.6 million, respectively. The Company received $4.7 million and $4.8 million for management services pursuant to its management agreement with Piedmont for Q1 2006 and Q1 2005, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of April 2, 2006, the Company had loaned $102.6 million to Piedmont. The loan was amended on August 25, 2005 to extend the maturity date from December 31, 2005 to December 31, 2010 on terms comparable to the previous loan. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $2.1 million and $2.2 million in Q1 2006 and Q1 2005, respectively. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these cooperatives were $15.7 million and $16.8 million in Q1 2006 and Q1 2005, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee was $22.8 million as of April 2, 2006.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $32.4 million and $27.0 million in Q1 2006 and Q1 2005, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.4 million and $.3 million in Q1 2006 and Q1 2005, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $21.7 million as of April 2, 2006.

The Company leases from Harrison Limited Partnership One (“HLP”), the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal balance outstanding under this capital lease as of April 2, 2006 was $39.5 million. Rental payments related to this lease were $1.0 million and $.8 million in Q1 2006 and Q1 2005, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”), the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of April 2, 2006 was $31.2 million. Rental payments related to this lease were $.9 million and $.8 million in Q1 2006 and Q1 2005, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

In March 2005, the Company entered into a two-year consulting agreement with Robert D. Pettus, Jr. Mr. Pettus served as an officer and employee of the Company in various capacities from 1984 until his retirement in 2005 and is currently the Vice Chairman of the Board of Directors of the Company. Mr. Pettus receives $350,000 per year plus additional benefits during the term of this consulting agreement.

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

20. Earnings Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share:

	First Quarter
In Thousands (Except Per Share Data)	2006	2005
Numerator:
Numerator for basic net income per share and diluted net income per share	$815	$719

Denominator:
Denominator for basic net income per share – weighted average common shares	9,103	9,083
Incremental effect of restricted stock award	9	—

Denominator for diluted net income per share – weighted average common shares	9,112	9,083

Basic net income per share	$.09	$.08

Diluted net income per share	$.09	$.08

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Risks and Uncertainties

Approximately 89% of the Company’s bottle/can volume to retail customers is from sales of products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 11% of the Company’s bottle/can volume to retail customers is from sales of products of other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During Q1 2006, approximately 66% of the Company’s bottle/can volume to retail customers was from products sold for future consumption. The remaining 34% of the Company’s bottle/can volume to retail customers was from products sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 16% and 10% of the Company’s total bottle/can volume to retail customers during Q1 2006, respectively. Wal-Mart Stores, Inc. accounted for approximately 11% of the Company’s total net sales during Q1 2006.

The Company obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic cooperatives.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining contract covering less than .5% of the Company’s employees will expire in the third quarter of 2006.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
In Thousands	2006	2005
Accounts receivable, trade, net	$2,094	$(5,998)
Accounts receivable from The Coca-Cola Company	(8,538)	(8,055)
Accounts receivable, other	2,762	495
Inventories	(4,461)	(5,718)
Prepaid expenses and other current assets	(3,639)	(2,483)
Accounts payable, trade	5,197	2,760
Accounts payable to The Coca-Cola Company	2,373	9,431
Other accrued liabilities	(15,266)	1,649
Accrued compensation	(8,696)	(7,806)
Accrued interest payable	7,370	4,450

Increase in current assets less current liabilities	$(20,804)	$(11,275)

23. New Accounting Pronouncements

Recently Adopted Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and was effective for fiscal years beginning after June 15, 2005. The adoption of this Statement in Q1 2006 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and was effective as of the beginning of Q1 2006. The Statement requires public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements. See Note 17 to the consolidated financial statements for additional information.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. New Accounting Pronouncements

Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

Recently Issued Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange and the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for new arrangements and modifications or renewals of existing arrangements for the first interim reporting period beginning after March 15, 2006. The adoption of this EITF in the second quarter of 2006 is not anticipated to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Soft Drink Industry – a general description of the Company’s business and the soft drink beverage industry.

•	Areas of Emphasis – a summary of the Company’s key priorities for 2006 and the next several years.

•	Overview of Operations and Financial Condition – a summary of key information concerning the financial results for the first quarter of 2006 (“Q1 2006”) and changes from the first quarter of 2005 (“Q1 2005”).

•	Discussion of Critical Accounting Policies and New Accounting Pronouncements – a discussion of accounting policies important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q1 2006 compared to Q1 2005.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q1 2006 compared to year-end 2005 and the end of Q1 2005.

•	Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements.

The consolidated statements of operations and consolidated statements of cash flows for the quarters ended April 2, 2006 and April 3, 2005 and the consolidated balance sheets at April 2, 2006, January 1, 2006 and April 3, 2005 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Our Business and the Soft Drink Industry

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, isotonics and energy products. The Company had net sales of approximately $1.4 billion in 2005.

The nonalcoholic beverage market is highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products and private label soft drinks. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Royal Crown and/or 7-Up products. During the past several years, the demand for sugar carbonated beverages in the soft drink industry has declined. The decline in sugar carbonated beverages has generally been offset by volume growth in other nonalcoholic product categories.

The principal methods of competition in the soft drink industry are point-of-sale merchandising, new product introductions, new vending and dispensing equipment, packaging changes, pricing, price promotions, product quality, retail space management, customer service, frequency of distribution and advertising. The Company believes it is competitive in its territories with respect to each of these methods of competition.

Operating results for Q1 2006 are not indicative of results that may be expected for the fiscal year ending December 31, 2006 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

The Company’s bottle/can volume by product category as a percentage of total bottle/can volume was as follows:

	First Quarter
Product Category	2006	2005
Carbonated soft drinks	87.1%	89.5%
Noncarbonated beverages and energy products	12.9%	10.5%

Total bottle/can volume	100.0%	100.0%

Areas of Emphasis

Key priorities for the Company during 2006 and over the next several years include revenue management, product innovation, distribution cost management and productivity.

Revenue Management

Revenue management includes striking the appropriate balance between generating growth in volume, gross margin and market share. It requires a strategy which reflects consideration for pricing of brands and packages within channels, as well as highly effective working relationships with customers and disciplined, fact-based decision-making. Revenue management has been and continues to be a key performance driver which has significant impact on the Company’s results of operations.

Product Innovation

Volume growth of carbonated soft drinks has slowed over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. During Q1 2006, the Company introduced Tab Energy and Vault Zero. The Company has also developed specialty packaging for customers in certain channels over the past several years.

Distribution Cost Management

Distribution cost represents the cost of transporting finished goods from Company locations to customer outlets. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of brands and packages.

Distribution cost management will continue to be a key area of emphasis for the Company for the next several years. During Q1 2006, the Company began the rollout of a change to its primary delivery method. The implementation of this delivery method should generate significant vehicle productivity gains and labor productivity improvements and should impact more than half of the total delivery routes which the Company currently operates. The Company anticipates the implementation of this delivery method will continue over the next two to three years.

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

Overview of Operations and Financial Condition

The following overview provides a summary of key information concerning the Company’s financial results for Q1 2006 compared to Q1 2005.

	First Quarter		Change	% Change
In Thousands (Except Per Share Data)	2006	2005
Net sales	$333,179	$309,185	$23,994	7.8%
Gross margin	146,026	139,534	6,492	4.7%
S,D&A expenses	131,728	125,899	5,829	4.6%
Income from operations	14,150	13,226	924	7.0%
Interest expense	12,220	11,498	722	6.3%
Income before taxes	1,374	1,208	166	13.7%
Net income	815	719	96	13.4%
Basic and diluted net income per share	$.09	$.08	$.01	12.5%

The Company’s net sales grew 7.8% in Q1 2006 from Q1 2005. The net sales increase was primarily due to a 6.5% increase in average revenue per case and an approximate 38% or $10.2 million increase in sales to other Coca-Cola bottlers primarily related to shipments of Full Throttle, partially offset by an approximate 1.6% decrease in bottle/can volume. Energy products contributed 47% of the increase in net sales in Q1 2006 compared to Q1 2005.

The Company has seen declines in the demand for sugar carbonated beverages over the past several years and expects this trend will continue. The Company anticipates overall bottle/can volume will be primarily dependent upon continued growth in diet products, isotonics, bottled water and energy products, as well as the introduction of new beverage products.

Gross margin increased 4.7% in Q1 2006 compared to Q1 2005. The Company’s gross margin percentage declined to 43.8% in Q1 2006 from 45.1% in Q1 2005 due to higher raw material costs and an increase in sales to other Coca-Cola bottlers, which have lower margins than the Company’s bottle/can sales to retail customers. Sales to other Coca-Cola bottlers accounted for .8% of the 1.3% decrease in gross margin percentage. Energy products contributed 34% of the improvement in gross margin in Q1 2006 compared to Q1 2005.

S,D&A expenses increased 4.6% in Q1 2006 from Q1 2005. The increase in S,D&A expenses was primarily attributable to increases in employee related expenses of approximately 5%, property and casualty insurance costs of approximately 16% and fuel costs of approximately 22%. Depreciation expense decreased approximately 3% in Q1 2006 from Q1 2005. The decrease in depreciation expense from Q1 2006 to Q1 2005 was primarily due to lower levels of capital spending over the past several years.

Income from operations increased 7.0% in Q1 2006 compared to Q1 2005. The increase was due to growth in gross margin which more than offset higher S,D&A expenses.

Interest expense increased 6.3% in Q1 2006 from Q1 2005. The increase primarily reflected higher interest rates on the Company’s floating rate debt. The Company’s overall weighted average interest rate increased to an average of 6.5% during Q1 2006 from 5.8% during Q1 2005.

Net debt and capital lease obligations were summarized as follows:

In Thousands	April 2, 2006	January 1, 2006	April 3, 2005
Debt	$691,489	$697,989	$709,439
Capital lease obligations	78,726	79,202	80,583

Total debt and capital lease obligations	770,215	777,191	790,022
Less: Cash and cash equivalents	17,914	39,608	9,068

Total net debt and capital lease obligations (1)	$752,301	$737,583	$780,954

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information to more clearly evaluate the Company’s capital structure and financial leverage.

Discussion of Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended January 1, 2006 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has not made changes in any critical accounting policies during Q1 2006. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and was effective for fiscal years beginning after June 15, 2005. The adoption of this Statement in Q1 2006 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and was effective as of the beginning of Q1 2006. The Statement requires public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

Recently Issued Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange and the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for new arrangements and modifications or renewals of existing arrangements for the first interim reporting period beginning after March 15, 2006. The adoption of this EITF in the second quarter of 2006 is not anticipated to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Q1 2006 Compared to Q1 2005

Net Income and Earnings Per Share

The Company reported net income of $.8 million or $.09 per basic and diluted share for Q1 2006 compared with net income of $.7 million or $.08 per basic and diluted share for Q1 2005.

Net Sales

Net sales increased 7.8% in Q1 2006 compared to Q1 2005. This increase in net sales reflected an increase in average revenue per case of 6.5% and an increase in sales to other Coca-Cola bottlers of $10.2 million or approximately 38%, partially offset by a decrease in bottle/can volume of approximately 1.6%. Energy products contributed 47% of the increase in net sales in Q1 2006 compared to Q1 2005.

In Q1 2006, the Company’s bottle/can volume accounted for 83% of the Company’s net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per case is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per case can increase without an actual increase in wholesale pricing. In Q1 2006, the increase in the Company’s bottle/can net price per case was primarily achieved with price increases, but also reflects additional mix benefit associated with energy products, isotonics and new products, including Tab Energy and Vault Zero.

The Company’s net sales to other Coca-Cola bottlers and post-mix net sales increased to $37.4 million and $17.7 million in Q1 2006 compared to $27.2 million and $17.1 million in Q1 2005, respectively. The significant increase in sales to other Coca-Cola bottlers resulted primarily from shipments of Full Throttle. The Company produced this product for the majority of the Coca-Cola bottlers in the eastern half of the United States in 2005 and anticipates continuing to produce this product for the majority of these customers in 2006.

The percentage increase (decrease) in bottle/can volume by product category in Q1 2006 compared to Q1 2005 was as follows:

Product Category	Bottle/Can Volume % Increase (Decrease)
Carbonated soft drinks	(4.2)%
Noncarbonated beverages and energy products	20.4%
Total bottle/can volume	(1.6)%

Noncarbonated beverages and energy products comprised 12.9% of the overall bottle/can volume in Q1 2006 compared to 10.5% in Q1 2005.

The Company introduced several new products, including Tab Energy and Vault Zero during Q1 2006. The Company plans to introduce additional new products during the remainder of 2006. Product innovation will continue to be an important factor impacting the Company’s overall revenue in the future.

The Company’s products are sold and distributed through various channels. The channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During Q1 2006, approximately 66% of the Company’s bottle/can volume was from products sold for future consumption. The remaining bottle/can volume of approximately 34% was from products sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 16% of the Company’s total bottle/can volume during Q1 2006. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can volume during Q1 2006. All of the Company’s sales are to customers in the United States.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales per case for bottle/can volume increased approximately 7.5% in Q1 2006 compared to Q1 2005. The increase in cost of sales per case was due to an approximate 3% increase in concentrate, sweetener and packaging cost and an approximate 2% increase due to product mix, as energy products and isotonics have higher average case costs, while the remainder of the increase was due to higher energy costs, labor rates and other manufacturing costs.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company it intends to provide marketing funding support, it is not obligated to do so under the Company’s Bottle Contracts. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company in the future.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $6.1 million for Q1 2006 as compared to $7.5 million for Q1 2005 and was recorded as a reduction in cost of sales.

Gross Margin

Gross margin increased $6.5 million or 4.7% in Q1 2006 compared to Q1 2005. Energy products contributed 34% of the improvement in gross margin in Q1 2006 compared to Q1 2005. Gross margin as a percentage of net sales decreased to 43.8% in Q1 2006 from 45.1% in Q1 2005. The decrease in gross margin percentage was primarily due to an increase in sales to other Coca-Cola bottlers, which have lower margins than the Company’s bottle/can sales to retail customers. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company excludes a portion of these costs from gross margin, including them instead in S,D&A expenses.

S,D&A Expenses

S,D&A expenses includes the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, vending equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management costs.

S,D&A expenses increased by 4.6% in Q1 2006 compared to Q1 2005. The increase in S,D&A expenses was primarily due to wage increases for the Company’s employees, higher employee benefits costs, higher property and casualty insurance costs and higher fuel costs. Wage rates for the Company’s employees increased by approximately 3% in Q1 2006. Fuel costs for Q1 2006 related to the movement of finished goods from sales distribution centers to customer locations increased by 23% or $.7 million compared to Q1 2005. Fuel costs increased primarily due to higher prices.

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales, as noted above. Distribution costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $46.7 million and $43.1 million in Q1 2006 and Q1 2005, respectively. For certain lower volume customers, the Company charges a delivery fee to offset a portion of the increased fuel costs. The Company initiated this delivery fee charge in the third quarter of 2005. The delivery fee is recorded in net sales.

In February 2006, the Company announced an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The Company anticipates the annual expense for the pension plans will decrease approximately $3 million in 2006 from 2005 with such decrease to be recognized in the third and fourth quarters of 2006. The Company also announced in February 2006 it would enhance its 401(k) Saving Plan for eligible employees beginning in 2007.

In October 2005, the Company announced changes to its postretirement health care plan. As a result of these changes, the Company’s annual expense for postretirement health care will decrease approximately $2.5 million in 2006 as compared to 2005. Such expense decreased $.6 million in Q1 2006 compared to Q1 2005.

Amortization of Intangibles

Amortization of intangibles expense for Q1 2006 declined by $.3 million compared to Q1 2005. The decline in amortization expense was due to the impact of certain customer relationships which are now fully amortized.

Interest Expense

Interest expense increased by 6.3% in Q1 2006 compared to Q1 2005 primarily due to higher interest rates on the Company’s floating rate debt, partially offset by interest earned on short-term cash investments. The Company’s overall weighted average interest rate increased to an average of 6.5% during Q1 2006 from 5.8% during Q1 2005. See the “Liquidity and Capital Resources, Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest

The Company recognized minority interest of $.6 million during Q1 2006 compared to $.5 million during Q1 2005 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in Q1 2006 was due to higher earnings during Q1 2006 for Piedmont compared to Q1 2005.

Income Taxes

The Company’s effective income tax rate for Q1 2006 was 40.7% compared to 40.5% for Q1 2005. The effective income tax rate reflects expected full year 2006 earnings. The Company’s income tax rate for the remainder of 2006 is dependent upon results of operations and may change if the results for 2006 are different from current expectations.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new facts and information that become available to the Company.

Financial Condition

Total assets decreased slightly to $1.33 billion at April 2, 2006 from $1.34 billion at January 1, 2006 primarily due to a decrease in cash and cash equivalents.

Net working capital, defined as current assets less current liabilities, increased by $5.9 million at April 2, 2006 from January 1, 2006 and increased by $36.7 million at April 2, 2006 from April 3, 2005.

Significant changes in net working capital from January 1, 2006 were as follows:

•	A decrease in cash and cash equivalents of $21.7 million primarily due to increased capital expenditures and payment of bonuses under the annual bonus and incentive plans.

•	An increase in accounts receivable from The Coca-Cola Company of $8.5 million primarily due to the timing of payments.

•	A decrease in other accrued liabilities of $15.3 million primarily due to timing of payments and a $5.0 million payment related to a state income tax audit which was previously accrued.

•	A decrease in accrued compensation of $9.6 million due to the payment of accrued employee incentives in March of 2006.

•	An increase in interest payable of $8.0 million due to the timing of interest payments on debt.

Significant changes in net working capital from April 3, 2005 were as follows:

•	An increase in cash and cash equivalents of $8.8 million primarily due to cash flows from operating activities.

•	An increase in inventories of $8.1 million primarily due to the addition of new products and growth in higher cost items, such as energy products.

•	A decrease in current portion of debt of $9.4 million due to the payment from cash flows from operating activities of amounts due on the lines of credit.

•	An increase in accounts payable, trade of $6.8 million primarily due to increased inventories.

•	A decrease in accounts payable to The Coca-Cola Company of $9.8 million primarily due to the timing of payments.

•	A decrease in other accrued liabilities of $7.6 million primarily due to a decrease in income taxes payable.

Debt and capital lease obligations were $770.2 million as of April 2, 2006 compared to $777.2 million as of January 1, 2006 and $790.0 million as of April 3, 2005. Debt and capital lease obligations as of April 2, 2006 included $78.7 million of capital lease obligations related primarily to Company facilities.

Liquidity and Capital Resources

Capital Resources

Sources of capital for the Company include cash flows from operating activities, bank borrowings and the issuance of debt and equity securities. Management believes the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

The Company primarily uses cash flows from operations and available credit facilities to meet its cash requirements. As of April 2, 2006, the Company had $100 million available under its revolving credit facility to meet its cash requirements. The $100 million facility replaced a $125 million revolving credit facility on April 7, 2005. The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at April 2, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks.

The Company has obtained the majority of its long-term financing from public markets. As of April 2, 2006, $691.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $770.2 million was financed through publicly offered debt. The Company had capital lease obligations of $78.7 million as of April 2, 2006. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, income tax payments and dividends.

A summary of activity for Q1 2006 and Q1 2005 follows:

	First Quarter
In Millions	2006	2005
Cash Sources
Cash provided by operating activities	$2.4	$8.2
Proceeds from lines of credit, net		1.4
Other	.7	.3

Total cash sources	$3.1	$9.9

Cash Uses
Capital expenditures	$15.6	$6.7
Payment of lines of credit, net and capital lease obligations	6.9	.4
Dividends	2.3	2.3
Other		.3

Total cash uses	$24.8	$9.7

Increase (decrease) in cash	$(21.7)	$.2

Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will increase to a range of $11 million to $15 million in 2006 from $11.2 million in 2005. The estimated cash requirements for 2006 include $5 million related to the settlement of a state tax audit accrued in 2005, which was paid in Q1 2006.

Investing Activities

Additions to property, plant and equipment during Q1 2006 were $15.6 million compared to $6.7 million during Q1 2005. Capital expenditures during Q1 2006 were funded with cash flows from operations and cash and cash equivalents. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

At the end of Q1 2006, the Company had commitments of $7.5 million for the purchase of route delivery vehicles related to the initial rollout of an improved delivery system. The Company anticipates additions to property, plant and equipment in 2006 will be in the range of $60 million to $70 million and plans to fund such additions through cash flows from operations and its available lines of credit.

Financing Activities

In December 2005, the Company repurchased $8.6 million of its outstanding 6.375% debentures due May 2009. The Company used cash on hand to retire these debentures.

In 2005, the Company issued $164.8 million of new 5.00% senior notes due 2016 in exchange for $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009. The exchange of debt will reduce the Company’s interest costs prospectively and lengthens maturities on portions of the Company’s debt, reducing refinancing requirements in the near-term by extending the maturity dates on a portion of its total debt.

On April 7, 2005, the Company entered into a five-year $100 million revolving credit facility replacing a $125 million revolving credit facility that was scheduled to expire in December 2005. On April 2, 2006, there were no amounts outstanding under the facility. The $100 million facility matures in April 2010 and includes an option to extend the term for an additional year at the discretion of the participating banks. The facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at April 2, 2006, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. On April 2, 2006, there were no amounts outstanding under the lines of credit. On January 1, 2006 and April 3, 2005, $6.5 million and $9.4 million, respectively, were outstanding under the lines of credit.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At April 2, 2006, the Company’s credit ratings were as follows:

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

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2005 performance, effective January 2, 2006, under a restricted stock award plan that provides for annual awards of such shares subject to the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan.

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” on January 2, 2006. The Company applied the modified prospective transition method and prior periods were not restated. The Company’s only share based compensation is the restricted stock award to Mr. Harrison, III. The award provides the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved for each year. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period.

The Company’s Annual Bonus Plan targets, which establish the performance requirement for 2006, were set in Q1 2006 and the Company recorded the 20,000 share award at the grant-date price of $46.45 per share. Total stock compensation expense will be approximately $929,000 over the one-year service period of which $232,000 was recognized in Q1 2006. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Prior to the adoption of this statement, the Company accrued compensation cost over the course of the one-year service period with the final cost based upon the end of the period stock price. Total compensation expense, including income tax reimbursements to Mr. Harrison, III, for the restricted stock award, net of tax effect, was $241,000 in Q1 2006 and would have been $277,000, net of tax effect, in Q1 2005 under the new standard. Actual expense recorded in Q1 2005, net of tax effect, was $271,000. Pro forma net income would have been $713,000 compared to net income reported of $719,000 for Q1 2005. Actual and pro forma basic and diluted earnings per share for Q1 2005 were $.08 per share.

Off-Balance Sheet Arrangements

The Company has identified two manufacturing cooperatives in which it is a member as variable interest entities. The Company has guaranteed $44.5 million of debt and related lease obligations for these cooperatives. As of April 2, 2006, the Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantees. The Company’s maximum exposure, if the cooperatives borrowed up to their borrowing capacity, would have been $65.5 million including the Company’s equity interest. The Company has determined it is not the primary beneficiary of either of the cooperatives. See Note 14 of the consolidated financial statements for additional information about these cooperatives.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of April 2, 2006:

	Payments Due by Period
In Thousands	Total	Apr. 2006- Mar. 2007	Apr. 2007- Mar. 2009	Apr. 2009- Mar. 2011	After Mar. 2011
Contractual obligations:
Total debt, net of interest	$691,489	$39	$100,000	$176,693	$414,757
Capital lease obligations, net of interest	78,726	1,606	3,347	3,865	69,908
Estimated interest on long-term debt and capital lease obligations (1)	411,551	46,979	86,947	64,610	213,015
Purchase obligations (2)	651,741	79,805	159,610	159,610	252,716
Other long-term liabilities (3)	82,385	4,923	10,277	9,598	57,587
Operating leases	18,967	2,655	4,208	2,719	9,385
Long-term contractual arrangements (4)	30,913	7,298	12,010	7,769	3,836
Interest rate swap agreements (1)	6,958	2,415	3,488	889	166
Purchase orders (5)	36,037	36,037

Total contractual obligations	$2,008,767	$181,757	$379,887	$425,753	$1,021,370

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed. Amount includes approximately $7.5 million related to route delivery trucks.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

The Company has $18.6 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of April 2, 2006. See Note 14 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company anticipates there will be no contributions to the principal Company-sponsored pension plan in 2006. Postretirement medical care payments are expected to be approximately $2.4 million in 2006. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.4 million during both Q1 2006 and Q1 2005.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.5% as of April 2, 2006 compared to 6.2% as of January 1, 2006 and 5.8% as of April 3, 2005. Approximately 42% of the Company’s debt and capital lease obligations of $770.2 million as of April 2, 2006 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of April 2, 2006, interest expense for the next twelve months would increase by approximately $3.3 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of April 2, 2006, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	anticipated return on pension plan investments;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to reduce its financial leverage over time;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s key priorities for 2006 and the next several years;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of April 2, 2006;

•	the Company’s belief that there will be no contribution to the principal Company-sponsored pension plan in 2006;

•	anticipated cash payments for income taxes will be in the range of approximately $11 million to $15 million in 2006;

•	anticipated additions to property, plant and equipment in 2006 will be in the range of $60 million to $70 million;

•	the Company’s belief that demand for sugar carbonated soft drinks will continue to decline;

•	the Company’s belief that its pension expense will decrease by approximately $3 million in 2006;

•	the Company’s belief that its postretirement health care expense will decrease by approximately $2.5 million in 2006;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that the implementation of its new delivery method will continue over the next two to three years and should generate significant vehicle productivity gains and labor productivity improvements and impact more than half of the delivery routes that the Company currently operates;

•	the Company’s belief that it will continue to produce Full Throttle for the majority of Coca-Cola bottlers in the eastern half of the United States in 2006;

•	anticipated product innovation and the importance of continued product innovation to the Company’s overall revenue; and

•	the Company’s expectation that its overall bottle/can volume will be primarily dependent upon continued growth in diet products, isotonics, bottled water and energy drinks as well as the introduction of new products.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 under Item 1A – Risk Factors.

Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which reflect the expectations of management of the Company only as of the time such statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Raw Material and Commodity Price Risk

The Company is subject to commodity price risk arising from price movements for certain commodities used as part of its raw materials including aluminum for cans and resin for plastic bottles. The Company has historically managed this risk in some cases by entering into multi-year contracts with suppliers that include arrangements which cap the price for these commodities within a given contract year.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures are effective for the purpose of providing reasonable assurance the information required to be disclosed in the reports the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs seek preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages.

On March 3, 2006, the Company filed a motion seeking permission to intervene in the lawsuit for the limited purpose of opposing the preliminary and permanent injunctive relief sought by the bottler plaintiffs. The Company seeks permission to intervene because it also plans to offer warehouse delivery of POWERade to Wal-Mart within the Company’s territory and therefore opposes the relief requested by the bottler plaintiffs. The plaintiffs have opposed the Company’s request to intervene. The Coca-Cola Company and CCE both support the Company’s request.

On March 17, 2006, the Missouri District Court granted The Coca-Cola Company’s and CCE’s request for an order transferring the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia.

None of the plaintiffs seek to recover damages from the Company. In April, warehouse delivery of POWERade commenced in the Company’s exclusive territories.

On April 21, 2006, the plaintiffs requested the Court defer any hearing or further briefing on their motion for preliminary injunctive relief. No hearing or trial has been scheduled by the Court.

The Company is involved in other claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these other claims and legal proceedings, management believes the ultimate disposition of these claims will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these other claims and legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

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

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: May 11, 2006	By:	/s/ Steven D. Westphal
Steven D. Westphal
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer