Form 10-Q
period 2006-07-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2006-08-16
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Large accelerated filer  ☐                                                 Accelerated filer  ☒                                                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $1.00 Par Value	6,643,177
Class B Common Stock, $1.00 Par Value	2,460,152

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2006

PART I - FINANCIAL INFORMATION

Item l. Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2006	2005	2006	2005
Net sales	$386,624	$361,224	$719,803	$670,409
Cost of sales	218,935	194,859	406,088	364,510

Gross margin	167,689	166,365	313,715	305,899
Selling, delivery and administrative expenses	138,310	132,025	270,038	257,924
Amortization of intangibles	142	157	290	566

Income from operations	29,237	34,183	43,387	47,409

Interest expense	12,843	12,893	25,063	24,391
Minority interest	1,149	1,441	1,705	1,961

Income before income taxes	15,245	19,849	16,619	21,057
Income taxes	6,358	8,330	6,917	8,819

Net income	$8,887	$11,519	$9,702	$12,238

Basic net income per share	$.98	$1.27	$1.07	$1.35

Diluted net income per share	$.97	$1.27	$1.06	$1.35

Weighted average number of common shares outstanding	9,103	9,083	9,103	9,083
Weighted average number of common shares outstanding – assuming dilution	9,123	9,083	9,118	9,083

Cash dividends per share
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited		Unaudited
	July 2, 2006	Jan. 1, 2006	July 3, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$30,971	$39,608	$10,155
Accounts receivable, trade, less allowance for doubtful accounts of $1,490, $1,318 and $1,262, respectively	106,740	94,576	100,640
Accounts receivable from The Coca-Cola Company	10,709	2,719	5,326
Accounts receivable, other	10,485	8,388	6,890
Inventories	63,932	58,233	55,324
Prepaid expenses and other current assets	15,848	8,862	12,806

Total current assets	238,685	212,386	191,141

Property, plant and equipment, net	385,813	389,199	398,368
Leased property under capital leases, net	71,511	73,244	75,051
Other assets	38,892	39,235	40,239
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,986	5,054	5,369

Total	$1,362,608	$1,341,839	$1,332,889

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited July 2, 2006	Jan. 1, 2006	Unaudited July 3, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt		$6,539	$2,939
Current portion of obligations under capital leases	$1,594	1,709	1,794
Accounts payable, trade	40,890	35,333	35,068
Accounts payable to The Coca-Cola Company	34,695	15,516	29,285
Other accrued liabilities	51,973	60,079	61,010
Accrued compensation	13,073	18,969	14,346
Accrued interest payable	9,747	9,670	6,787

Total current liabilities	151,972	147,815	151,229
Deferred income taxes	163,650	167,131	168,433
Pension and postretirement benefit obligations	65,227	54,844	42,031
Other liabilities	89,458	85,188	78,935
Obligations under capital leases	76,728	77,493	78,336
Long-term debt	691,450	691,450	700,000

Total liabilities	1,238,485	1,223,921	1,218,964

Commitments and Contingencies (Note 14)

Minority interest	44,489	42,784	40,648

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares; Issued – 9,705,451, 9,705,451 and 9,704,951 shares, respectively	9,705	9,705	9,704
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares; Issued – 3,088,366, 3,068,366 and 3,068,866 shares, respectively	3,088	3,068	3,069
Capital in excess of par value	100,681	99,376	99,376
Retained earnings	59,505	54,355	48,185
Accumulated other comprehensive loss	(32,091)	(30,116)	(25,803)

	140,888	136,388	134,531
Less: Treasury stock, at cost
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total stockholders’ equity	79,634	75,134	73,277

Total	$1,362,608	$1,341,839	$1,332,889

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439
Comprehensive income:
Net income				12,238			12,238

Total comprehensive income							12,238
Cash dividends paid
Common ($.50 per share)				(3,321)			(3,321)
Class B Common ($.50 per share)				(1,220)			(1,220)
Issuance of 20,000 shares of Class B Common Stock		20	1,121				1,141

Balance on July 3, 2005	$9,704	$3,069	$99,376	$48,185	$(25,803)	$(61,254)	$73,277

Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134
Comprehensive income:
Net income				9,702			9,702
Net change in minimum pension liability adjustment, net of tax					(1,975)		(1,975)

Total comprehensive income							7,727
Cash dividends paid
Common ($.50 per share)				(3,322)			(3,322)
Class B Common ($.50 per share)				(1,230)			(1,230)
Issuance of 20,000 shares of Class B Common Stock		20	840				860
Stock compensation expense			465				465

Balance on July 2, 2006	$9,705	$3,088	$100,681	$59,505	$(32,091)	$(61,254)	$79,634

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Half
	2006	2005
Cash Flows from Operating Activities
Net income	$9,702	$12,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,572	34,166
Amortization of intangibles	290	566
Deferred income taxes	1,040	4,664
Losses on sale of property, plant and equipment	543	36
Amortization of debt costs	1,328	616
Amortization of deferred gain related to terminated interest rate agreements	(843)	(839)
Stock compensation expense	465	490
Minority interest	1,705	1,961
Increase in current assets less current liabilities	(17,984)	(5,382)
Increase in other noncurrent assets	(902)	(1,377)
Increase (decrease) in other noncurrent liabilities	3,123	(8,451)

Total adjustments	22,337	26,450

Net cash provided by operating activities	32,039	38,688

Cash Flows from Investing Activities
Additions to property, plant and equipment	(29,833)	(14,881)
Proceeds from the sale of property, plant and equipment	837	2,970
Other	(222)

Net cash used in investing activities	(29,218)	(11,911)

Cash Flows from Financing Activities
Payment of current portion of long-term debt	(39)
Payment of lines of credit, net	(6,500)	(5,100)
Cash dividends paid	(4,552)	(4,541)
Principal payments on capital lease obligations	(880)	(897)
Premium on exchange of long-term debt		(15,554)
Other	513	585

Net cash used in financing activities	(11,458)	(25,507)

Net increase (decrease) in cash	(8,637)	1,270
Cash at beginning of period	39,608	8,885

Cash at end of period	$30,971	$10,155

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$860	$1,141
Exchange of long-term debt		164,757

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on

Form 10-K for the year ended January 1, 2006 filed with the United States Securities and Exchange Commission (“SEC”).

Certain prior year amounts reported in the Company’s consolidated statements of operations have been conformed to current year classifications. In prior periods, the Company reported depreciation expense separately in the consolidated statements of operations. The Company began reporting depreciation expense in cost of sales and selling, delivery and administrative (“S,D&A”) expenses in the first quarter of 2006 (“Q1 2006”). The Company’s results of operations for the second quarter of 2005 (“Q2 2005”) and the first half of 2005 (“YTD 2005”) have been conformed to the second quarter of 2006 (“Q2 2006”) and the first half of 2006 (“YTD 2006”) presentation. Depreciation expense in cost of sales and S,D&A expenses in Q2 2006 was $2.3 million and $14.6 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in YTD 2006 was $4.6 million and $29.0 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in Q2 2005 was $2.2 million and $14.8 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in YTD 2005 was $4.5 million and $29.7 million, respectively.

2. Seasonality of Business

Operating results for Q2 2006 and YTD 2006 are not indicative of results that may be expected for the fiscal year ending December 31, 2006 because of business seasonality. Business seasonality results primarily from higher sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

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

Minority interest as of July 2, 2006, January 1, 2006 and July 3, 2005 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.

4. Inventories

Inventories were summarized as follows:

In Thousands	July 2, 2006	Jan. 1, 2006	July 3, 2005
Finished products	$38,216	$34,181	$31,314
Manufacturing materials	9,073	9,222	10,074
Plastic shells, pallets and other inventories	16,643	14,830	13,936

Total inventories	$63,932	$58,233	$55,324

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	July 2, 2006	Jan. 1, 2006	July 3, 2005	Estimated Useful Lives
Land	$12,605	$12,605	$12,767
Buildings	110,854	110,208	111,644	10-50 years
Machinery and equipment	99,519	96,495	92,837	5-20 years
Transportation equipment	174,903	167,762	164,909	4-13 years
Furniture and fixtures	39,291	44,364	41,849	4-10 years
Cold drink dispensing equipment	340,836	339,330	347,576	6-13 years
Leasehold and land improvements	57,726	56,788	55,584	5-20 years
Software for internal use	33,876	32,258	29,841	3-10 years
Construction in progress	8,660	6,627	7,229

Total property, plant and equipment, at cost	878,270	866,437	864,236
Less: Accumulated depreciation and amortization	492,457	477,238	465,868

Property, plant and equipment, net	$385,813	$389,199	$398,368

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	July 2, 2006	Jan. 1, 2006	July 3, 2005	Estimated Useful Lives
Leased property under capital leases	$84,035	$84,035	$84,035	3-29 years
Less: Accumulated amortization	12,524	10,791	8,984

Leased property under capital leases, net	$71,511	$73,244	$75,051

As of July 2, 2006, real estate represented $71.4 million of net leased property under capital leases, of which $64.8 million were with related parties as described in Note 19 to the consolidated financial statements.

7. Franchise Rights and Goodwill

There was no change in franchise rights and goodwill in the periods presented.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	July 2, 2006	Jan. 1, 2006	July 3, 2005	Estimated Useful Lives
Other identifiable intangible assets	$8,703	$9,877	$9,877	1-18 years
Less: Accumulated amortization	3,717	4,823	4,508

Other identifiable intangible assets, net	$4,986	$5,054	$5,369

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	July 2, 2006	Jan. 1, 2006	July 3, 2005
Accrued marketing costs	$7,263	$5,578	$4,735
Accrued insurance costs	11,886	10,463	11,608
Accrued taxes (other than income taxes)	3,357	729	3,861
Employee benefit plan accruals	7,999	8,945	10,481
Checks and transfers yet to be presented for payment from zero balance cash account	9,117	20,530	13,248
All other accrued liabilities	12,351	13,834	17,077

Total other accrued liabilities	$51,973	$60,079	$61,010

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	July 2, 2006	Jan. 1, 2006	July 3, 2005
Lines of Credit	2006		Varies		$6,500	$2,900
Debentures	2007	6.85%	Semi-annually	$100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	127,803
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Other notes payable	2006		Quarterly		39	39

				691,450	697,989	702,939
Less: Current portion of debt					6,539	2,939

Long-term debt				$691,450	$691,450	$700,000

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On April 7, 2005, the Company entered into a five-year $100 million revolving credit facility (“$100 million facility”) replacing a $125 million revolving credit facility scheduled to expire in December 2005. On July 2, 2006, there were no amounts outstanding under this $100 million facility. The $100 million facility matures in April 2010 and includes an option to extend the term for an additional year at the discretion of the participating banks and bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this $100 million facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The Company’s $100 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at July 2, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. On July 2, 2006, there were no amounts outstanding under the lines of credit.

After taking into account all of its interest rate hedging activities, the Company had weighted average interest rates of 6.7%, 6.2% and 5.8% for its debt and capital lease obligations as of July 2, 2006, January 1, 2006 and July 3, 2005, respectively. Excluding the impact of the $1.3 million financing transaction costs related to the exchange of $164.8 million of the Company’s debentures during Q2 2005, the Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.6% for YTD 2006 compared to 5.9% for YTD 2005. Including the impact of the $1.3 million financing transaction costs, the Company’s overall weighted average interest rate for YTD 2005 was 6.2%. As of July 2, 2006, approximately 42% of the Company’s debt and capital lease obligations of $769.8 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

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

Derivative financial instruments were summarized as follows:

	July 2, 2006		January 1, 2006		July 3, 2005
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement - floating	$25,000	1.42 years	$25,000	1.92 years	$25,000	2.42 years
Interest rate swap agreement - floating	25,000	1.42 years	25,000	1.92 years	25,000	2.42 years
Interest rate swap agreement - floating	50,000	2.92 years	50,000	3.42 years	50,000	3.92 years
Interest rate swap agreement - floating	50,000	1.42 years	50,000	1.92 years	50,000	2.42 years
Interest rate swap agreement - floating	50,000	3.08 years	50,000	3.58 years	50,000	4.08 years
Interest rate swap agreement - floating	50,000	6.42 years	50,000	6.92 years	50,000	7.42 years

The Company had six interest rate swap agreements as of July 2, 2006 with varying terms that effectively converted $250 million of the Company’s fixed rate debt to floating rate debt. All of the interest rate swap agreements have been accounted for as fair value hedges.

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

The carrying amounts and fair values of the Company’s debt, derivative financial instruments and letters of credit were as follows:

	July 2, 2006		January 1, 2006		July 3, 2005
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$691,450	$664,867	$691,450	$696,171	$700,000	$720,137
Non-public variable rate debt	—	—	6,500	6,500	2,900	2,900
Non-public fixed rate long-term debt	—	—	39	39	39	39
Interest rate swap agreements	11,693	11,693	8,118	8,118	2,855	2,855
Letters of credit	—	19,786	—	17,374	—	18,408

The fair values of the interest rate swap agreements at July 2, 2006, January 1, 2006 and July 3, 2005 represent the estimated amounts the Company would have paid upon termination of these agreements, which were the then current settlement values.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	July 2, 2006	Jan. 1, 2006	July 3, 2005
Accruals for executive benefit plans	$67,049	$61,674	$58,887
All other liabilities	22,409	23,514	20,048

Total other liabilities	$89,458	$85,188	$78,935

14. Commitments and Contingencies

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through May 2014. The Company is also a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative, from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 19 to the consolidated financial statements for additional information concerning SAC and Southeastern.

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $44.7 million, $41.4 million and $44.4 million as of July 2, 2006, January 1, 2006 and July 3, 2005, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse exists that would enable the Company to recover amounts guaranteed. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of their products to adequately mitigate the risk of material loss.

The Company has identified SAC and Southeastern as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of July 2, 2006, SAC had total assets of approximately $41 million and total debt of approximately $17 million. SAC had total revenue for YTD 2006 of approximately $91 million. As of July 2, 2006, Southeastern had total assets of approximately $379 million and total debt of approximately $285 million. Southeastern had total revenue for YTD 2006 of approximately $287 million. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

their borrowing capacity, the Company’s maximum exposure under these guarantees on July 2, 2006 would have been $57.4 million and the Company’s maximum total exposure including its equity investment would have been $36.5 million for SAC and $29.7 million for Southeastern. The Company has been purchasing plastic bottles and finished products from these cooperatives for more than ten years.

Effective March 1, 2006, Southeastern requires its members to pay a capital deposit of $3 per thousand bottles purchased. The Company has paid $1.3 million in conjunction with this capital deposit.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On July 2, 2006, these letters of credit totaled $19.8 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of July 2, 2006 amounted to $29.5 million and expire at various dates through 2014.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in the United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs seek preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages. On March 3, 2006, the Company filed a motion seeking permission to intervene in the lawsuit for the limited purpose of opposing the preliminary and permanent injunctive relief sought by the bottler plaintiffs. The Company seeks permission to intervene because it also plans to offer warehouse delivery of POWERade to Wal-Mart within the Company’s territory and therefore opposes the relief requested by the bottler plaintiffs. The plaintiffs have opposed the Company’s request to intervene. The Coca-Cola Company and CCE both support the Company’s request. On March 17, 2006, the Missouri District Court granted The Coca-Cola Company’s and CCE’s request for an order transferring the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia. None of the plaintiffs seek to recover damages from the Company. In April, warehouse delivery of POWERade commenced in the Company’s exclusive territories. On April 21, 2006, the plaintiffs requested the Court defer any hearing or further briefing on their motion for preliminary injunctive relief. The parties to the lawsuit are currently engaged in the discovery process. The Court has not ruled on the Company’s motion to intervene.

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

The Company’s tax filings are subject to audit by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

15. Income Taxes

The Company’s effective income tax rate for YTD 2006 and YTD 2005 was 41.6% and 41.9%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2006	2005
Statutory expense	$5,816	$7,370
State income taxes, net of federal benefit	761	881
Impact of state tax audit and updated assessment of state income tax liability		287
Meals and entertainment	321	350
Other, net	19	(69)

Income tax expense	$6,917	$8,819

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

The reconciliation of the components of accumulated other comprehensive loss was as follows:

In Thousands	Minimum Pension Liability Adjustment	Total
Balance as of January 2, 2005 and July 3, 2005	$(25,803)	$(25,803)

Balance as of January 1, 2006	$(30,116)	$(30,116)
Additional minimum pension liability adjustment, net of tax	(1,975)	(1,975)

Balance as of July 2, 2006	$(32,091)	$(32,091)

A summary of the components of accumulated other comprehensive loss was as follows:

In Thousands	Before-Tax Amount	Income Tax Effect	After-Tax Amount
First Half of 2006
Net change in minimum pension liability adjustment	$(3,256)	$1,281	$(1,975)

Other comprehensive loss	$(3,256)	$1,281	$(1,975)

First Half of 2005
Other comprehensive loss	$—	$—	$—

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. An actuarial valuation of the principal Company-sponsored pension plan was performed by an independent actuary with a measurement date of February 28, 2006 and an adjustment to other comprehensive loss resulted from this valuation.

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

On February 23, 2005, the Compensation Committee of the Board of Directors determined 20,000 shares of restricted Class B Common Stock vested and should be issued pursuant to the performance-based award discussed above to Mr. Harrison, III in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company for the fiscal year ended January 2, 2005. On February 22, 2006, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested to Mr. Harrison, III in connection with his services for the fiscal year ended January 1, 2006.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” on January 2, 2006. The Company applied the modified prospective transition method and prior periods were not restated. The Company’s only share based compensation is the restricted stock award to Mr. Harrison, III as described above. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period.

The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock award in 2006, were approved by the Board of Directors in Q1 2006 and the Company recorded the 20,000 share award at the grant-date price of $46.45 per share. Total stock compensation expense will be approximately $929,000 over the one-year service period, of which $465,000 was recognized in YTD 2006. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Prior to the adoption of this statement, the Company accrued compensation cost over the course of the one-year service period with the final cost based upon the end of the period stock price. Total compensation expense, including income tax reimbursements to Mr. Harrison, III, for the restricted stock award, net of tax effect, was $475,000 in YTD 2006 and would have been $542,000, net of tax effect, in YTD 2005 under the new standard. Actual expense recorded in YTD 2005, net of tax effect, was $499,000. Pro forma net income would have been $12.2 million in YTD 2005 which was the net income reported for YTD 2005. Pro forma diluted earnings per share for YTD 2005 was $1.34 compared to actual diluted earnings per share of $1.35.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

The increase in the number of shares of Class B Common Stock outstanding in YTD 2006 and YTD 2005 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in the first quarter of each year.

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq Global Marketsm tier of The Nasdaq Stock Market, LLC® under the symbol COKE. There is no established public trading market for the Class B Common Stock. Shares of the Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at any time at the option of the holders of Class B Common Stock.

Pursuant to the Company’s Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During both YTD 2006 and YTD 2005, dividends of $.50 per share were declared and paid on both Common Stock and Class B Common Stock.

Each share of Common Stock is entitled to one vote per share at an Annual or Special Meeting of stockholders and each share of Class B Common Stock is entitled to 20 votes per share at such meetings. Except to the extent otherwise required by law, holders of the Common Stock and Class B Common Stock vote together as a single class on all matters brought before the Company’s stockholders.

In the event of liquidation, there is no preference between the two classes of common stock.

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

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The plan amendment was accounted for as a plan “curtailment” under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended).” The curtailment resulted in a reduction of the Company’s projected benefit obligation which was offset against the Company’s unrecognized net loss.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

As a result of the curtailment, the impact on net income and the effect on pension expense prior to the effective date of June 30, 2006 was immaterial. Periodic pension expense will be reduced beginning in the third quarter of 2006 as the Company will no longer accrue current service cost.

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
In Thousands	2006	2005	2006	2005
Service cost	$3,304	$1,747	$5,348	$3,494
Interest cost	2,512	2,529	5,354	5,058
Expected return on plan assets	(3,048)	(2,672)	(6,009)	(5,344)
Amortization of prior service cost	6	6	12	12
Recognized net actuarial loss	961	1,335	2,520	2,670

Net periodic pension cost	$3,735	$2,945	$7,225	$5,890

The Company did not make cash contributions to its pension plans during YTD 2006.

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. In October 2005, the Company announced changes to certain provisions of its postretirement health care plan that reduced future benefit obligations to eligible participants. Due to the changes announced, the Company’s postretirement benefit expense was reduced beginning in Q1 2006.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2006	2005	2006	2005
Service cost	$83	$172	$166	$344
Interest cost	557	781	1,114	1,562
Amortization of unrecognized transitional assets	(6)	(6)	(12)	(12)
Recognized net actuarial loss	339	252	678	504
Amortization of prior service cost	(446)	(68)	(892)	(136)

Net periodic postretirement benefit cost	$527	$1,131	$1,054	$2,262

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

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of July 2, 2006, The Coca-Cola Company had a 27.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2006	2005
Payments by the Company for concentrate, syrup, sweetener and other purchases	$173.5	$161.2
Marketing funding support payments to the Company	12.0	10.4

Payments net of marketing funding support	$161.5	$150.8

Payments by the Company for customer marketing programs	$24.5	$24.5
Payments by the Company for cold drink equipment parts	3.3	2.0
Fountain delivery and equipment repair fees paid to the Company	4.5	3.9
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	3.2	3.1
Sales of energy products to The Coca-Cola Company	19.2	12.0

The Company received proceeds in 2005 as a result of a settlement of a class action lawsuit known as In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois. The lawsuit related to purchases of high fructose corn syrup by several companies, including The Coca-Cola Company and its subsidiaries, The Coca-Cola Bottlers’ Association and various Coca-Cola bottlers, during the period from July 1, 1991 to June 30, 1995. The Company recognized $6.4 million of proceeds received in Q2 2005 and $.6 million of proceeds received in the fourth quarter of 2005 as a reduction of cost of sales.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company has a production arrangement with CCE to buy and sell finished products at cost. Sales to CCE under this arrangement were $30.7 million and $21.5 million in YTD 2006 and YTD 2005, respectively. Purchases from CCE under this arrangement were $7.6 million and $9.2 million in YTD 2006 and YTD 2005, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of July 2, 2006, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.6% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

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

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during YTD 2006 and YTD 2005 totaling $37.8 million and $33.7 million, respectively. The Company received $10.8 million and $10.3 million for management services pursuant to its management agreement with Piedmont for YTD 2006 and YTD 2005, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of July 2, 2006, the Company had loaned $100.2 million to Piedmont. The loan was amended on August 25, 2005 to extend the maturity date from December 31, 2005 to December 31, 2010 on terms comparable to the previous loan. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals were $4.1 million and $4.3 million in YTD 2006 and YTD 2005, respectively. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these cooperatives were $34.6 million and $35.2 million in YTD 2006 and YTD 2005, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee was $23.8 million as of July 2, 2006.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $69.9 million and $59.8 million in YTD 2006 and YTD 2005, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.8 million in both YTD 2006 and YTD 2005. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $20.9 million as of July 2, 2006.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company leases from Harrison Limited Partnership One (“HLP”), the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal balance outstanding under this capital lease as of July 2, 2006 was $39.4 million. Rental payments related to this lease were $1.9 million and $1.6 million in YTD 2006 and YTD 2005, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”), the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of July 2, 2006 was $31.0 million. Rental payments related to this lease were $1.9 million and $1.6 million in YTD 2006 and YTD 2005, respectively.

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

In June 2005, the Company entered into a two-year consulting agreement with David V. Singer. Mr. Singer served the Company as Executive Vice President and Chief Financial Officer until his resignation on May 11, 2005. Under the consulting agreement, the Company agreed to waive the 50% reduction in Mr. Singer’s accrued benefits under the Company’s Officer Retention Plan due to the termination of his employment before age 55 and Mr. Singer agreed to certain non-compete restrictions for a five-year period following his resignation.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Net Sales by Product Category

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2006	2005	2006	2005
Product Category
Bottle/can sales:
Carbonated soft drinks (including energy drinks)	$273,185	$261,412	$512,399	$493,104
Noncarbonated beverages	51,721	45,544	90,639	78,810

Total bottle/can sales	324,906	306,956	603,038	571,914

Other sales:
Sales to other bottlers	41,719	34,791	79,083	61,946
Post mix	19,999	19,477	37,682	36,549

Total other sales	61,718	54,268	116,765	98,495

Total net sales	$386,624	$361,224	$719,803	$670,409

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Earnings Per Share/SEC Comment Letter

The following table sets forth the computation of basic net income per share and diluted net income per share:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2006	2005	2006	2005
Numerator:
Numerator for basic net income per share and diluted net income per share	$8,887	$11,519	$9,702	$12,238

Denominator:
Denominator for basic net income per share – weighted average common shares	9,103	9,083	9,103	9,083
Effect of restricted stock award	20	—	15	—

Denominator for diluted net income per share – weighted average common shares	9,123	9,083	9,118	9,083

Basic net income per share	$.98	$1.27	$1.07	$1.35

Diluted net income per share	$.97	$1.27	$1.06	$1.35

The Company recently received a comment letter from the staff of the Division of Corporation Finance of the SEC regarding its annual report on Form 10-K for the fiscal year ended January 1, 2006. The Company currently has an unresolved comment relating to its calculation and presentation of basic net income per share for its Common Stock and Class B Common Stock with respect to Emerging Issues Task Force Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The Company is in the process of responding to this comment and assessing the impact, if any, of the resolution of the comment on the Company’s consolidated financial statements for the fiscal quarter ended July 2, 2006 as well as any prior periods.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Risks and Uncertainties

Approximately 90% of the Company’s bottle/can volume to retail customers is from sales of products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. Approximately 10% of the Company’s bottle/can volume to retail customers is from sales of products of other beverage companies. The Company has bottling contracts which have various requirements. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective products.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2006, 68% of the Company’s bottle/can volume to retail customers was product sold for future consumption. The remaining 32% of the Company’s bottle/can volume to retail customers was product sold for immediate consumption. The Company’s largest customers, Wal-Mart and Food Lion, LLC, accounted for approximately 15% and 12%, respectively, of the Company’s total bottle/can volume to retail customers during YTD 2006. Wal-Mart accounted for approximately 11% of the Company’s total net sales during YTD 2006.

The Company obtains the majority of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic cooperatives.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liabilities.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining contract covering less than .5% of the Company’s employees will expire in the third quarter of 2006.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Half
In Thousands	2006	2005
Accounts receivable, trade, net	$(12,164)	$(18,604)
Accounts receivable from The Coca-Cola Company	(7,990)	1,723
Accounts receivable, other	(2,097)	(253)
Inventories	(5,699)	(6,438)
Prepaid expenses and other current assets	(7,038)	(3,293)
Accounts payable, trade	5,557	4,079
Accounts payable to The Coca-Cola Company	19,179	11,062
Other accrued liabilities	(2,229)	14,426
Accrued compensation	(5,036)	(2,189)
Accrued interest payable	(467)	(5,895)

Increase in current assets less current liabilities	$(17,984)	$(5,382)

24. New Accounting Pronouncements

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

24. New Accounting Pronouncements

Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange and the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 was effective for new arrangements and modifications or renewals of existing arrangements for the first interim reporting period beginning after March 15, 2006. The adoption of this EITF in Q2 2006 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	United States Securities and Exchange Commission (“SEC”) Comment Letter.

•	Our Business and the Nonalcoholic Beverage Industry – a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis – a summary of the Company’s key priorities for 2006 and the next several years.

•	Overview of Operations and Financial Condition – a summary of key information concerning the financial results for the second quarter of 2006 (“Q2 2006”) and the first half of 2006 (“YTD 2006”) and changes from the second quarter of 2005 (“Q2 2005”) and the first half of 2005 (“YTD 2005”).

•	Discussion of Critical Accounting Policies and New Accounting Pronouncements – a discussion of accounting policies important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the anticipated impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q2 2006 and YTD 2006 compared to Q2 2005 and YTD 2005.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q2 2006 compared to year-end 2005 and the end of Q2 2005.

•	Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and interest rate hedging.

•	Cautionary Information Regarding Forward-Looking Statements.

The consolidated statements of operations and consolidated statements of cash flows for the six months ended July 2, 2006 and July 3, 2005 and the consolidated balance sheets at July 2, 2006, January 1, 2006 and July 3, 2005 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

SEC Comment Letter

The Company recently received a comment letter from the staff of the Division of Corporation Finance of the SEC regarding its annual report on Form 10-K for the fiscal year ended January 1, 2006. The Company currently has an unresolved comment relating to its calculation and presentation of basic net income per share for its Common Stock and Class B Common Stock with respect to Emerging Issues Task Force Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). The Company is in the process of responding to this comment.

EITF 03-6 requires the allocation of undistributed earnings to each class of common stock based on the participation rights of each class. The Company has historically paid dividends to each class of common stock at the same rate and, as a result, has allocated both distributed and undistributed earnings evenly to each class of common stock in its calculation of basic net income per share. If the Company was required to change its application of EITF 03-6 and the manner in which it calculates basic net income per share, it would be required to allocate to (a) Class B Common Stock only those earnings actually distributed to the holders of the Class B Common Stock and (b) Common Stock both those earnings actually distributed to the holders of Common Stock as well as all other undistributed earnings. If the Company is required to change its application of EITF 03-6 and allocate earnings to its classes of common stock in such an uneven manner, the estimated impact on Q2 2006 and previous periods would have been as set forth below under the heading “Uneven Allocation.” Any change in the application of EITF 03-6 as it relates to the calculation of basic net income per share would not result in any change in net income or diluted net income per share.

Upon the resolution of the SEC comment letter, the Company will assess the impact, if any, of a change in the calculation and presentation of basic net income per share on the internal controls over financial reporting.

	Q2 2006		Q2 2005
In Thousands (Except Per Share Data)	Even Allocation	Uneven Allocation	Even Allocation	Uneven Allocation
Numerator:
Net income	$8,887	$8,887	$11,519	$11,519
Less - dividends on:
Common Stock	1,662	1,662	1,660	1,660
Class B Common Stock	615	615	610	610

Undistributed earnings	$6,610	$6,610	$9,249	$9,249

Common Stock Numerator:
Undistributed earnings	$4,824	$6,610	$6,764	$9,249
Dividends on Common Stock	1,662	1,662	1,660	1,660

Basic - Common Stock numerator	$6,486	$8,272	$8,424	$10,909

Class B Common Stock Numerator:
Undistributed earnings	$1,786	$—	$2,485	$—
Dividends on Class B Common Stock	615	615	610	610

Basic - Class B Common Stock numerator	$2,401	$615	$3,095	$610

Denominator:
Basic - Common Stock denominator	6,643	6,643	6,643	6,643

Basic - Class B Common Stock denominator	2,460	2,460	2,440	2,440

Diluted - denominator	9,123	9,123	9,083	9,083

Net income per share:
Basic - Common Stock	$0.98	$1.25	$1.27	$1.64

Basic - Class B Common Stock	$0.98	$0.25	$1.27	$0.25

Diluted	$0.97	$0.97	$1.27	$1.27

	YTD 2006		YTD 2005
In Thousands (Except Per Share Data)	Even Allocation	Uneven Allocation	Even Allocation	Uneven Allocation
Numerator:
Net income	$9,702	$9,702	$12,238	$12,238
Less - dividends on:
Common Stock	3,322	3,322	3,321	3,321
Class B Common Stock	1,230	1,230	1,220	1,220

Undistributed earnings	$5,150	$5,150	$7,697	$7,697

Common Stock Numerator:
Undistributed earnings	$3,758	$5,150	$5,629	$7,697
Dividends on Common Stock	3,322	3,322	3,321	3,321

Basic - Common Stock numerator	$7,080	$8,472	$8,950	$11,018

Class B Common Stock Numerator:
Undistributed earnings	$1,392	$—	$2,068	$—
Dividends on Class B Common Stock	1,230	1,230	1,220	1,220

Basic - Class B Common Stock numerator	$2,622	$1,230	$3,288	$1,220

Denominator:
Basic - Common Stock denominator	6,643	6,643	6,643	6,643

Basic - Class B Common Stock denominator	2,460	2,460	2,440	2,440

Diluted -denominator	9,118	9,118	9,083	9,083

Net income per share:
Basic - Common Stock	$1.07	$1.28	$1.35	$1.66

Basic - Class B Common Stock	$1.07	$0.50	$1.35	$0.50

Diluted	$1.06	$1.06	$1.35	$1.35

	Q1 2006		Q1 2005
In Thousands (Except Per Share Data)	Even Allocation	Uneven Allocation	Even Allocation	Uneven Allocation
Numerator:
Net income	$815	$815	$719	$719
Less - dividends on:
Common Stock	1,660	1,660	1,661	1,661
Class B Common Stock	615	615	610	610

Undistributed earnings	$(1,460)	$(1,460)	$(1,552)	$(1,552)

Common Stock Numerator:
Undistributed earnings	$(1,066)	$(1,460)	$(1,135)	$(1,552)
Dividends on Common Stock	1,660	1,660	1,661	1,661

Basic - Common Stock numerator	$594	$200	$526	$109

Class B Common Stock Numerator:
Undistributed earnings	$(394)	$—	$(417)	$—
Dividends on Class B Common Stock	615	615	610	610

Basic - Class B Common Stock numerator	$221	$615	$193	$610

Denominator:
Basic - Common Stock denominator	6,643	6,643	6,643	6,643

Basic - Class B Common Stock denominator	2,460	2,460	2,440	2,440

Diluted -denominator	9,112	9,112	9,083	9,083

Net income per share:
Basic - Common Stock	$0.09	$0.03	$0.08	$0.02

Basic - Class B Common Stock	$0.09	$0.25	$0.08	$0.25

Diluted	$0.09	$0.09	$0.08	$0.08

	Fiscal 2005		Fiscal 2004		Fiscal 2003
In Thousands (Except Per Share Data)	Even Allocation	Uneven Allocation	Even Allocation	Uneven Allocation	Even Allocation	Uneven Allocation
Numerator:
Net income	$22,951	$22,951	$21,848	$21,848	$30,703	$30,703
Less - dividends on:
Common Stock	6,643	6,643	6,642	6,642	6,642	6,642
Class B Common Stock	2,441	2,441	2,421	2,421	2,401	2,401

Undistributed earnings	$13,867	$13,867	$12,785	$12,785	$21,660	$21,660

Common Stock Numerator:
Undistributed earnings	$10,141	$13,867	$9,370	$12,785	$15,911	$21,660
Dividends on Common Stock	6,643	6,643	6,642	6,642	6,642	6,642

Basic - Common Stock numerator	$16,784	$20,510	$16,012	$19,427	$22,553	$28,302

Class B Common Stock Numerator:
Undistributed earnings	$3,726	$—	$3,415	$—	$5,749	$—
Dividends on Class B Common Stock	2,441	2,441	2,421	2,421	2,401	2,401

Basic - Class B Common Stock numerator	$6,167	$2,441	$5,836	$2,421	$8,150	$2,401

Denominator:
Basic - Common Stock denominator	6,643	6,643	6,643	6,643	6,643	6,643

Basic - Class B Common Stock denominator	2,440	2,440	2,420	2,420	2,400	2,400

Diluted - denominator	9,083	9,083	9,063	9,063	9,043	9,043

Net income per share:
Basic - Common Stock	$2.53	$3.09	$2.41	$2.92	$3.40	$4.26

Basic - Class B Common Stock	$2.53	$1.00	$2.41	$1.00	$3.40	$1.00

Diluted	$2.53	$2.53	$2.41	$2.41	$3.40	$3.40

The even allocation of undistributed earnings is utilized in the Company’s current calculation of basic net income per share and corresponds with the historical dividend participation rates for each class of common stock, i.e., on a one-for-one basis. The Company has historically presented one calculation of basic net income per share, rather than presenting a separate calculation for each class of common stock, because basic net income per share is the same for each class of common stock under the even allocation methodology. Diluted earnings per share would not be impacted as the “if-converted” method, which the Company has used to calculate diluted net income per share historically, is unaffected by the two-class method.

Our Business and the Nonalcoholic Beverage Industry

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

The nonalcoholic beverage industry is highly competitive. The Company’s competitors in the industry include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Royal Crown and/or 7-Up products. During the past several years, the demand for sugar carbonated beverages has declined. The decline in sugar carbonated beverages has generally been offset by volume growth in other nonalcoholic beverages. The carbonated soft drink category (including energy drinks) represents 85% of the Company’s YTD 2006 bottle/can net sales.

The principal methods of competition in the nonalcoholic beverage industry are point-of-sale merchandising, new product introductions, new vending and dispensing equipment, packaging changes, pricing, price promotions, product quality, retail space management, customer service, frequency of distribution and advertising. The Company believes it is competitive in its territories with respect to each of these methods of competition.

Operating results for Q2 2006 and YTD 2006 are not indicative of results that may be expected for the fiscal year ending December 31, 2006 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2006	2005	2006	2005
Product Category
Bottle/can sales:
Carbonated soft drinks (including energy drinks)	$273,185	$261,412	$512,399	$493,104
Noncarbonated beverages	51,721	45,544	90,639	78,810

Total bottle/can sales	324,906	306,956	603,038	571,914

Other sales:
Sales to other bottlers	41,719	34,791	79,083	61,946
Post mix	19,999	19,477	37,682	36,549

Total other sales	61,718	54,268	116,765	98,495

Total net sales	$386,624	$361,224	$719,803	$670,409

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

Product Innovation

Volume growth of carbonated soft drinks, other than energy drinks, has slowed over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. During YTD 2006, the Company introduced Tab Energy and Vault Zero. In 2005, the Company introduced Vault, Coca-Cola Zero and Dasani flavors. The Company has also developed specialty packaging for customers in certain channels over the past several years.

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

Distribution cost management will continue to be a key area of emphasis for the Company for the next several years. During the first quarter of 2006 (“Q1 2006”), the Company began the rollout of a change to its primary route delivery method. The implementation of this delivery method should generate significant vehicle productivity gains and labor productivity improvements in future years. The Company anticipates the implementation of this delivery method will continue over the next two to three years.

Productivity

To achieve improvements in operating performance over the long-term, the Company’s gross margin must grow faster than the increase in selling, delivery and administrative (“S,D&A”) expenses. A key driver in the Company’s S,D&A expense management relates to ongoing improvements in labor and asset productivity. The Company continues to focus on its supply chain and distribution functions for opportunities to improve productivity.

Overview of Operations and Financial Condition

The following overview provides a summary of key information concerning the Company’s financial results for Q2 2006 and YTD 2006 compared to Q2 2005 and YTD 2005.

	Second Quarter		Change	% Change
In Thousands (Except Per Share Data)	2006	2005
Net sales	$386,624	$361,224	$25,400	7.0%
Gross margin (1)	167,689	166,365	1,324	0.8%
S,D&A expenses (2)	138,310	132,025	6,285	4.8%
Income from operations (1) (2)	29,237	34,183	(4,946)	(14.5)%
Interest expense (3)	12,843	12,893	(50)	(0.4)%
Income before income taxes (1) (2) (3)	15,245	19,849	(4,604)	(23.2)%
Net income (1) (2) (3)	8,887	11,519	(2,632)	(22.8)%

Diluted net income per share (1) (2) (3)	$.97	$1.27	$(.30)	(23.6)%

	First Half		Change	% Change
In Thousands (Except Per Share Data)	2006	2005
Net sales	$719,803	$670,409	$49,394	7.4%
Gross margin (1)	313,715	305,899	7,816	2.6%
S,D&A expenses (2)	270,038	257,924	12,114	4.7%
Income from operations (1) (2)	43,387	47,409	(4,022)	(8.5)%
Interest expense (3)	25,063	24,391	672	2.8%
Income before income taxes (1) (2) (3)	16,619	21,057	(4,438)	(21.1)%
Net income (1) (2) (3)	9,702	12,238	(2,536)	(20.7)%

Diluted net income per share (1) (2) (3)	$1.06	$1.35	$(.29)	(21.5)%

(1)	Results for Q2 2005 and YTD 2005 included a favorable adjustment of $6.4 million (pre-tax) related to proceeds received from the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.
(2)	Results for Q2 2005 and YTD 2005 included a favorable adjustment of $1.1 million (pre-tax) related to an adjustment of amounts accrued for certain executive benefit plans upon the resignation of an executive.
(3)	Interest expense for Q2 2005 and YTD 2005 included financing transaction costs of $1.3 million (pre-tax) related to the exchange of $164.8 million of the Company’s long-term debt.

The Company’s net sales grew 7.0% and 7.4% in Q2 2006 and YTD 2006 from the same periods in 2005, respectively. The net sales increase in Q2 2006 compared to Q2 2005 was primarily due to an approximate 7.1% increase in bottle/can volume and an approximate 20%, or $6.9 million, increase in sales to other Coca-Cola bottlers, partially offset by a 1.3% decrease in average revenue per case. The decrease in average revenue per case resulted from price reductions made in response to competitive pressures, primarily in the supermarket channel. The price reductions in Q2 2006 represented a short-term departure from the Company’s long-term pricing strategy of executing price increases necessary to maintain the Company’s margins. The increase in net sales in YTD 2006 compared to YTD 2005 reflected an increase in bottle/can volume of 3.1%, an increase in sales to other Coca-Cola bottlers of $17.1 million, or approximately 28%, and an increase in average revenue per case of 2.1%. Energy products contributed 15% and 17%, respectively, of the increase in net sales in Q2 2006 and YTD 2006 compared to Q2 2005 and YTD 2005. The Q2 2006 and YTD 2006 increases in sales to other Coca-Cola bottlers were primarily related to sales of Full Throttle.

The Company has seen declines in the demand for sugar carbonated beverages over the past several years and expects this trend will continue. The Company anticipates overall bottle/can revenue will be primarily dependent upon continued growth in diet products, isotonics, bottled water and energy products; the introduction of new beverage products and the appropriate pricing of brands and packaging within sales channels.

Gross margin increased .8% in Q2 2006 compared to Q2 2005 and 2.6% in YTD 2006 compared to YTD 2005. Growth in energy products was the primary reason for the increase in gross margin in Q2 2006 compared to Q2 2005 and contributed 38% of the improvement in gross margin in YTD 2006 compared to YTD 2005.

The Company’s gross margin percentage declined to 43.4% in Q2 2006 from 46.1% in Q2 2005 and declined to 43.6% in YTD 2006 from 45.6% in YTD 2005. The declines in gross margin percentage in 2006 were due to the receipt of $6.4 million from the settlement of a class action litigation in Q2 2005 (which was accounted for as a reduction of cost of goods sold), higher raw material costs in 2006 and an increase in sales to other Coca-Cola bottlers, which have lower margins than the Company’s bottle/can sales to retail customers. The proceeds from the settlement of the litigation and sales to other Coca-Cola bottlers accounted for 2% of the 2.7% decrease in the gross margin percentage for Q2 2006 and 1.5% of the 2% decrease in the gross margin percentage for YTD 2006.

S,D&A expenses increased 4.8% and 4.7% in Q2 2006 and YTD 2006 from Q2 2005 and YTD 2005, respectively. The increase in S,D&A expenses in Q2 2006 compared to Q2 2005 was primarily attributable to increases in employee related expenses, property and casualty insurance costs and fuel costs. The increase in S,D&A expenses in YTD 2006 compared to YTD 2005 was primarily attributable to increases in employee related expenses, property and casualty insurance costs and fuel costs, offset by a decrease in depreciation expense.

Interest expense decreased by .4% in Q2 2006 from Q2 2005 and increased by 2.8% in YTD 2006 from YTD 2005. The changes primarily reflected higher interest rates on the Company’s floating rate debt offset by the $1.3 million financing transaction costs in Q2 2005 related to the exchange of $164.8 million of the Company’s long-term debentures. Excluding the impact of the $1.3 million financing transaction costs, the Company’s overall weighted average interest rate increased to 6.6% during YTD 2006 from 5.9% during YTD 2005.

Net debt and capital lease obligations were summarized as follows:

In Thousands	July 2, 2006	January 1, 2006	July 3, 2005

Debt	$691,450	$697,989	$702,939
Capital lease obligations	78,322	79,202	80,130

Total debt and capital lease obligations	769,772	777,191	783,069
Less: Cash and cash equivalents	30,971	39,608	10,155

Total net debt and capital lease obligations (1)	$738,801	$737,583	$772,914

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information to more clearly evaluate the Company’s capital structure and financial leverage.

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

The Company has not made changes in any critical accounting policies during YTD 2006. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and was effective for fiscal years beginning after June 15, 2005. The adoption of this Statement in Q1 2006 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange and the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 was effective for new arrangements and modifications or renewals of existing arrangements for the first interim reporting period beginning after March 15, 2006. The adoption of this EITF in Q2 2006 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the Company’s consolidated financial statements.

Proposed Pronouncement

In March 2006, FASB issued a proposed SFAS, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” In July 2006, the FASB affirmed its decision to make this proposed SFAS effective for fiscal years ending after December 15, 2006. This proposed SFAS would require the following for defined pension and other postretirement plans:

(1)	Recognition in the statement of financial position of the overfunded or underfunded status of the plans.

(2)	Recognition as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit costs.

(3)	Recognition as an adjustment to retained earnings, net of tax, any remaining transition asset or transition obligation.

(4)	Measurement of defined benefit plan assets and obligations as of the date of the employer’s statement of financial position.

(5)	Disclosure of additional information in the notes to the consolidated financial statements about certain effects on periodic benefit costs in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.

The Company is in the process of determining the impact of the adoption of this proposed SFAS.

Results of Operations

Q2 2006 Compared to Q2 2005 and YTD 2006 Compared to YTD 2005

Net Income and Earnings Per Share

The Company reported net income of $8.9 million or $.97 per diluted share for Q2 2006 compared with net income of $11.5 million or $1.27 per diluted share for Q2 2005. Net income for YTD 2006 was $9.7 million or $1.06 per diluted share compared to $12.2 million or $1.35 per diluted share for YTD 2005.

Results in Q2 2005 and YTD 2005 include infrequent items (pre-tax) as follows:

•	A favorable adjustment to cost of sales of $6.4 million related to proceeds received from the settlement of litigation regarding purchases of high fructose corn syrup, which was reflected as a reduction in cost of sales.

•	A favorable adjustment of $1.1 million related to an adjustment of amounts accrued for certain executive benefit plans due to the resignation of an executive, which was reflected as a reduction to S,D&A expenses.

•	Financing transaction costs of $1.3 million related to the exchange of $164.8 million of the Company’s long-term debt, which was reflected as an increase to interest expense.

Net Sales

Net sales in Q2 2006 and YTD 2006 increased 7.0% and 7.4% from the same periods in 2005, respectively. The increase in net sales in Q2 2006 compared to Q2 2005 reflected an increase in bottle/can volume of 7.1% and an increase in sales to other Coca-Cola bottlers of $6.9 million, or approximately 20%, partially offset by a decrease in average revenue per case of 1.3%. The increase in net sales in YTD 2006 compared to YTD 2005 reflected an increase in bottle/can volume of 3.1%, an increase in sales to other Coca-Cola bottlers of $17.1 million, or approximately 28%, and an increase in average revenue per case of 2.1%. Growth in energy products contributed 15% and 17%, respectively, of the increase in net sales in Q2 2006 and YTD 2006 compared to Q2 2005 and YTD 2005.

In YTD 2006, the Company’s bottle/can volume to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per case is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per case can increase without an actual increase in wholesale pricing. The decrease in the Company’s bottle/can net price per case in Q2 2006 compared to Q2 2005 was primarily due to a decrease in wholesale pricing in the supermarket channel in response to competitive pressures. The reduction in pricing represented a short-term departure from the Company’s long-term pricing strategy of executing price increases necessary to maintain the Company’s margins. In YTD 2006, the increase in the Company’s bottle/can net price per case was primarily achieved with price increases, but also reflects additional mix benefit associated with energy products, isotonics and new products, including Vault, Coca-Cola Zero and Dasani flavors. Energy products comprised 0.7% of the overall bottle/can volume in Q2 2006 and YTD 2006 compared to 0.5% in Q2 2005 and YTD 2005, respectively.

The percentage increase in bottle/can volume by product category in Q2 2006 and YTD 2006 compared to Q2 2005 and YTD 2005 was as follows:

	Bottle/Can Volume % Increase
Product Category	Second Quarter	First Half
Carbonated soft drinks (including energy products)	6.1%	1.5%
Noncarbonated beverages	14.4%	15.7%
Total bottle/can volume	7.1%	3.1%

The Company’s net sales to other Coca-Cola bottlers and post-mix net sales increased to $79.1 million and $37.7 million in YTD 2006 compared to $61.9 million and $36.6 million in YTD 2005, respectively. The significant increase in sales to other Coca-Cola bottlers resulted primarily from sales of Full Throttle. The Company produces this product for the majority of the Coca-Cola bottlers in the eastern half of the United States.

Noncarbonated beverages comprised 13.7% and 13.0% of the overall bottle/can volume in Q2 2006 and YTD 2006 compared to 12.8% and 11.6% in Q2 2005 and YTD 2005, respectively.

The Company’s products are sold and distributed through various channels. The channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2006, 68% of the Company’s bottle/can volume to retail customers was from products sold for future consumption. The remaining bottle/can volume to retail customers of 32% was from products sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 15% of the Company’s total bottle/can volume to retail customers during YTD 2006. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume to retail customers during YTD 2006. All of the Company’s sales are to customers in the United States.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales per case for bottle/can volume increased 4.4% in Q2 2006 and 5.8% for YTD 2006 compared to the same periods of 2005. The increase in cost of sales per case in Q2 2006 compared to Q2 2005 was due to an approximate 2.3% increase in concentrate, sweetener and packaging costs, and increases due to higher sales of energy products, which have a higher per unit cost, and the impact of proceeds of $6.4 million received from the high fructose corn syrup litigation settlement in Q2 2005. The increase in cost of sales per case in YTD 2006 compared to YTD 2005 was due to an approximate 5.8% increase in concentrate, sweetener and packaging costs and increases due to higher sales of energy products, which have a higher per unit cost, and the impact of proceeds received from the high fructose corn syrup litigation settlement in Q2 2005. There were also higher energy costs, increased labor rates and increases in other manufacturing costs in both Q2 2006 compared to Q2 2005 and YTD 2006 compared to YTD 2005. The increases in cost of sales per case for bottle/can volume in Q2 2006 and YTD 2006 compared to the same periods in 2005 were partially offset by higher utilization due to increased unit sales and increased sales to other bottlers and increased marketing funding support.

Beginning in 2007, it is anticipated the majority of the Company’s aluminum requirements will not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum can bodies may increase in excess of 10% in 2007. High fructose corn syrup costs are also expected to increase significantly in 2007 as a result of increasing demand for corn products around the world and as a result of alternate uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the cost of high fructose corn syrup may increase in excess of 15% in 2007. If during YTD 2006, the cost of aluminum can bodies was 10% higher, the cost of high fructose corn syrup was 15% higher and the Company’s bottle/can pricing was unchanged, gross margin would have decreased by approximately $7 million.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $17.2 million for YTD 2006 compared to $15.1 million for YTD 2005, and was recorded as a reduction in cost of sales.

Gross Margin

Gross margin increased $1.3 million or .8% in Q2 2006 compared to Q2 2005 and $7.8 million or 2.6% in YTD 2006 compared to YTD 2005.

Gross margin as a percentage of net sales decreased to 43.4% in Q2 2006 from 46.1% in Q2 2005 and 43.6% in YTD 2006 from 45.6% in YTD 2005. The decrease in gross margin percentage was primarily due to proceeds received related to the litigation settlement in Q2 2005 and an increase in sales to other Coca-Cola bottlers, which have lower margins than the Company’s bottle/can sales to retail customers. Gross margin as a percentage of sales without the impact of the litigation settlement and sales to other Coca-Cola bottlers decreased to 48.2% in Q2 2006 from 48.9% in Q2 2005 and decreased to 48.6% in YTD 2006 from 49.1% in YTD 2005.

The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses

S,D&A expenses include the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, vending equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit and executive management costs.

S,D&A expenses increased by 4.8% in Q2 2006 compared to Q2 2005 and 4.7% in YTD 2006 compared to YTD 2005. The increase in S,D&A expenses for Q2 2006 was due to wage increases for the Company’s employees and additional employee personnel of 5.9%, higher employee benefit costs of 5.4%, increased property and casualty costs of 20.9% and higher fuel costs of 24.3% related to the movement of finished goods from sales distribution centers to customer locations, offset by a decrease in depreciation of 1.5%. The increase in S,D&A expenses for YTD 2006 was due to wage increases for the Company employees and additional employee personnel of 5.7%, higher employee benefit costs of 3.6%, increased property and casualty costs of 18.7% and higher fuel costs of 23.5%, offset by a decrease in depreciation expense of 2.4%. The decrease in depreciation expense from 2006 to 2005 was primarily due to lower levels of capital spending over the past several years. S,D&A expenses in Q2 2006 and YTD 2006 compared to the same periods in 2005 were also effected by a favorable adjustment of $1.1 million related to an adjustment of amounts accrued for certain benefit plans upon the resignation of an executive in Q2 2005.

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales, as noted above. Distribution costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $97.7 million and $89.6 million in YTD 2006 and YTD 2005, respectively. For certain lower volume customers, the Company charges a delivery fee to offset a portion of the increased fuel costs. The Company initiated this delivery fee charge in the third quarter of 2005. The delivery fee is recorded in net sales and was $1.3 million in YTD 2006.

In February 2006, the Company announced an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The Company anticipates the annual expense for its pension plans will decrease by approximately $3.7 million in 2006 from 2005 with such decrease to be recognized in the third and fourth quarters of 2006. The Company also announced in February 2006 plans to enhance its 401(k) Savings Plan for eligible employees beginning in the first quarter of 2007.

In October 2005, the Company announced changes to its postretirement health care plan. As a result of these changes, the Company’s annual expense for postretirement health care will decrease approximately $2.4 million in 2006 as compared to 2005. Such expense decreased $1.2 million in YTD 2006 compared to YTD 2005.

Amortization of Intangibles

Amortization of intangibles for YTD 2006 declined by $.3 million compared to YTD 2005. The decline in amortization expense was due to the impact of certain customer relationships recorded in other identifiable intangible assets which are now fully amortized.

Interest Expense

Interest expense decreased by .4% in Q2 2006 from Q2 2005 and increased by 2.8% in YTD 2006 from YTD 2005. The changes primarily reflect higher interest rates on the Company’s floating rate debt and the $1.3 million financing transaction costs in Q2 2005 related to the exchange of $164.8 million of the Company’s debentures. Excluding the impact of the $1.3 million financing transaction costs, the Company’s overall weighted average interest rate increased to 6.6% during YTD 2006 from 5.9% during YTD 2005. See the “Liquidity and Capital Resources, Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest

The Company recognized minority interest of $1.7 million in YTD 2006 compared to $2.0 million in YTD 2005 related to the portion of Piedmont owned by The Coca-Cola Company.

Income Taxes

The Company’s effective income tax rate for YTD 2006 was 41.6% compared to 41.9% for YTD 2005. The effective income tax rate reflects expected full year 2006 earnings. The Company’s income tax rate for the remainder of 2006 is dependent upon results of operations and may change if the results for 2006 are different from current expectations.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Financial Condition

Total assets increased to $1.36 billion at July 2, 2006 from $1.34 billion at January 1, 2006 primarily due to increases in accounts receivable, trade, inventories and prepaid expenses and other current assets. Total assets increased to $1.36 billion at July 2, 2006 from $1.33 billion at July 3, 2005 primarily due to increases in cash and cash equivalents and inventories.

Net working capital, defined as current assets less current liabilities, increased by $22.1 million at July 2, 2006 from January 1, 2006 and increased by $46.8 million at July 2, 2006 from July 3, 2005.

Significant changes in net working capital from January 1, 2006 were as follows:

•	A decrease in cash and cash equivalents of $8.6 million primarily due to increased capital expenditures and payment of accrued employee incentives.

•	An increase in accounts receivable, trade, of $12.2 million due to increased sales revenue.

•	An increase in accounts receivable from The Coca-Cola Company of $8.0 million primarily due to the timing of payments.

•	An increase in inventories of $5.7 million primarily due to cost increases and changes in the Company’s product mix.

•	An increase in prepaid expenses and other current assets of $7.0 million primarily due to the timing of payments.

•	An increase in accounts payable to The Coca-Cola Company of $19.2 million due to the timing of payments and higher bottle/can revenue.

•	A decrease in other accrued liabilities of $8.1 million primarily due to the timing of payments and a $5.0 million payment related to a state income tax audit.

•	A decrease in accrued compensation of $5.9 million due to the payment of accrued employee incentives in March 2006.

Significant changes in net working capital from July 3, 2005 were as follows:

•	An increase in cash and cash equivalents of $20.8 million primarily due to cash flows from operating activities.

•	An increase in inventories of $8.6 million primarily due to cost increases and changes in the Company’s product mix.

•	A decrease in current portion of debt of $2.9 million due to the payment from cash flows from operating activities of amounts due on the lines of credit.

•	An increase in accounts payable, trade of $5.8 million primarily due to increased bottle/can sales.

•	An increase in accounts payable to The Coca-Cola Company of $5.4 million primarily due to the timing of payments.

•	A decrease in other accrued liabilities of $9.0 million primarily due to the timing of payments and a decrease in state income taxes payable.

Debt and capital lease obligations were $769.8 million as of July 2, 2006 compared to $777.2 million as of January 1, 2006 and $783.1 million as of July 3, 2005. Debt and capital lease obligations as of July 2, 2006 included $78.3 million of capital lease obligations related primarily to Company facilities.

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

The Company primarily uses cash flows from operations and available credit facilities to meet its cash requirements. As of July 2, 2006, the Company had $100 million available under its revolving credit facility to meet its cash requirements. The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at July 2, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks.

The Company has obtained the majority of its long-term financing from public markets. As of July 2, 2006, $691.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $769.8 million was financed through publicly offered debt. The Company had capital lease obligations of $78.3 million as of July 2, 2006. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, income tax payments and dividends.

A summary of activity for YTD 2006 and YTD 2005 follows:

	First Half
In Millions	2006	2005
Cash Sources
Cash provided by operating activities (excluding income tax payments)	$40.3	$44.7
Other	1.4	3.6

Total cash sources	$41.7	$48.3

Cash Uses
Capital expenditures	$29.8	$14.9
Payments of lines of credit, debt and capital lease obligations	7.4	6.0
Dividends	4.6	4.5
Income tax payments	8.3	6.0
Premium on exchange of debt		15.6
Other	.2

Total cash uses	$50.3	$47.0

Increase (decrease) in cash	$(8.6)	$1.3

Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will increase to a range of $14 million to $18 million in 2006 from $11.2 million in 2005. The estimated cash requirements for 2006 include $5 million related to the settlement of a state tax audit, which was paid in Q1 2006.

Investing Activities

Additions to property, plant and equipment during YTD 2006 were $29.8 million compared to $14.9 million during YTD 2005. The increase in capital expenditures in YTD 2006 was due to the purchase of new route delivery vehicles and costs associated with the Company’s ongoing implementation of its ERP computer systems. Capital expenditures during YTD 2006 were funded with cash flows from operations and cash and cash equivalents. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital.

At the end of Q2 2006, the Company had commitments of $8.1 million for the purchase of route delivery vehicles related to the initial rollout of an improved delivery system. The Company anticipates additions to property, plant and equipment in 2006 will be in the range of $60 million to $65 million and plans to fund such additions through cash flows from operations and its available lines of credit.

Financing Activities

In December 2005, the Company repurchased $8.6 million of its outstanding 6.375% debentures due May 2009. The Company used cash on hand to retire these debentures.

In Q2 2005, the Company issued $164.8 million of new 5.00% senior notes due 2016 in exchange for $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009. The exchange of debt will reduce the Company’s interest costs prospectively and lengthens maturities on portions of the Company’s debt, reducing refinancing requirements in the near-term by extending the maturity dates on a portion of its total debt.

The Company has a five-year $100 million revolving credit facility. On July 2, 2006, there were no amounts outstanding under the facility. The facility matures in April 2010 and includes an option to extend the term for an additional year at the discretion of the participating banks. The facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at July 2, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. On July 2, 2006, there were no amounts outstanding under the lines of credit. On January 1, 2006 and July 3, 2005, $6.5 million and $2.9 million, respectively, were outstanding under the lines of credit.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At July 2, 2006, the Company’s credit ratings were as follows:

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

The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock award in 2006, were approved by the Board of Directors in Q1 2006 and the Company recorded the 20,000 share award at the grant-date price of $46.45 per share. Total stock compensation expense will be approximately $929,000 over the one-year service period of which $465,000 was recognized in YTD 2006. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Prior to the adoption of this statement, the Company accrued compensation cost over the course of the one-year service period with the final cost based upon the end of the period stock price. Total compensation expense, including income tax reimbursements to Mr. Harrison, III, for the restricted stock award, net of tax effect, was $475,000 in YTD 2006 and would have been $542,000, net of tax effect, in YTD 2005 under the new standard. Actual expense recorded in YTD 2005, net of tax effect, was $499,000. Pro forma net income would have been $12.2 million in YTD 2005, which was the net income reported for YTD 2005. Pro forma diluted earnings per share for YTD 2005 was $1.34 compared to actual diluted earnings per share of $1.35.

Off-Balance Sheet Arrangements

The Company has identified two manufacturing cooperatives in which it is a member as variable interest entities. The Company has guaranteed $44.7 million of debt and related lease obligations for these cooperatives. As of July 2, 2006, the Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantees. As of July 2, 2006, the Company’s maximum exposure, if the cooperatives borrowed up to their borrowing capacity, would have been $66.2 million including the Company’s equity interest. The Company has determined it is not the primary beneficiary of either of the cooperatives. See Note 14 of the consolidated financial statements for additional information about these cooperatives.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of July 2, 2006:

	Payments Due by Period
In Thousands	Total	July 2006- June 2007	July 2007- June 2009	July 2009- June 2011	After June 2011
Contractual obligations:
Total debt, net of interest	$691,450		$100,000	$176,693	$414,757
Capital lease obligations, net of interest	78,322	$1,594	3,408	3,936	69,384
Estimated interest on long-term debt and capital lease obligations (1)	382,331	47,327	82,397	56,664	195,943
Interest rate swap agreements (1)	12,165	4,759	5,718	988	700
Purchase obligations (2)	631,790	79,805	159,610	159,610	232,765
Other long-term liabilities (3)	84,019	5,096	10,212	9,406	59,305
Operating leases	18,702	2,732	4,311	2,557	9,102
Long-term contractual arrangements (4)	29,538	7,285	11,789	7,768	2,696
Purchase orders (5)	38,935	38,935

Total contractual obligations	$1,967,252	$187,533	$377,445	$417,622	$984,652

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed. Amount includes approximately $8.1 million related to route delivery trucks.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

The Company has $19.8 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of July 2, 2006. See Note 14 of the consolidated financial statements for additional information related to commercial commitments, guarantees and legal and tax matters.

The Company anticipates contributions to the Company-sponsored pension plans will be less than $1 million in 2006. Postretirement benefit payments are expected to be approximately $2.4 million in 2006. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

During both YTD 2006 and YTD 2005, interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.8 million in each period.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.7% as of July 2, 2006 compared to 6.2% as of January 1, 2006 and 5.8% as of July 3, 2005. Approximately 42% of the Company’s debt and capital lease obligations of $769.8 million as of July 2, 2006 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of July 2, 2006, interest expense for the next twelve months would increase by approximately $3.3 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of July 2, 2006, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	anticipated return on pension plan investments;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to reduce its financial leverage over time;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s key priorities for 2006 and the next several years;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of July 2, 2006;

•	the Company’s belief that contributions to the Company-sponsored pension plans will be less than $1 million in 2006;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.4 million in 2006;

•	anticipated cash payments for income taxes will be in the range of approximately $14 million to $18 million in 2006;

•	anticipated additions to property, plant and equipment in 2006 will be in the range of $60 million to $65 million;

•	the Company’s belief that demand for sugar carbonated soft drinks will continue to decline;

•	the Company’s belief that its pension expense will decrease by approximately $3.7 million in 2006;

•	the Company’s belief that its postretirement health care expense will decrease by approximately $2.4 million in 2006;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that the implementation of its new delivery method will continue over the next two to three years and should generate significant vehicle productivity gains and labor productivity improvements in future years;

•	the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet products, isotonics, bottled water and energy drinks, the introduction of new products and the pricing of brands and packages within sales channels;

•	the Company’s long-term strategy of executing price increases necessary to maintain its margins;

•	the Company’s belief that the cost of aluminum can bodies may increase in excess of 10% in 2007;

•	the Company’s belief that the cost of high fructose corn syrup may increase in excess of 15% in 2007; and

•	the Company’s hypothetical calculation of the impact on YTD 2006 if aluminum can bodies were 10% higher and if the cost of high fructose corn syrup was 15% higher.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 under Part I, Item 1A, “Risk Factors.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Raw Material and Commodity Price Risk

Beginning in 2007, it is anticipated the majority of the Company’s aluminum requirements will not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum can bodies may increase in excess of 10% in 2007. High fructose corn syrup costs are also expected to increase significantly in 2007 as a result of increasing demand for corn products around the world and as a result of alternate uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the cost of high fructose corn syrup may increase in excess of 15% in 2007. If during YTD 2006, the cost of aluminum can bodies was 10% higher, the cost of high fructose corn syrup was 15% higher and the Company’s bottle/can pricing was unchanged, gross margin would have decreased by approximately $7 million.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures are effective for the purpose of providing reasonable assurance the information required to be disclosed in the reports the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in the United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs seek preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages. On March 3, 2006, the Company filed a motion seeking permission to intervene in the lawsuit for the limited purpose of opposing the preliminary and permanent injunctive relief sought by the bottler plaintiffs. The Company seeks permission to intervene because it also plans to offer warehouse delivery of POWERade to Wal-Mart within the Company’s territory and therefore opposes the relief requested by the bottler plaintiffs. The plaintiffs have opposed the Company’s request to intervene. The Coca-Cola Company and CCE both support the Company’s request. On March 17, 2006, the Missouri District Court granted The Coca-Cola Company’s and CCE’s request for an order transferring the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia. None of the plaintiffs seek to recover damages from the Company. In April, warehouse delivery of POWERade commenced in the Company’s exclusive territories. On April 21, 2006, the plaintiffs requested the Court defer any hearing or further briefing on their motion for preliminary injunctive relief. The parties to the lawsuit are currently engaged in the discovery process. The Court has not ruled on the Company’s motion to intervene.

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

Item 1A. Risk Factors.

There have been no material changes to the factors disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Company’s stockholders was held on April 28, 2006.

(b)	All director nominees were elected.

(c)	The meeting was held to consider and vote upon electing eleven directors, each for a term of one year or until their successors have been elected and qualified. The votes with respect to each director were as follows:

Director Name	For	Withheld
J. Frank Harrison, III	7,157,758	1,360,960
H. W. McKay Belk	8,273,451	245,267
Sharon A. Decker	8,317,396	201,322
William B. Elmore	7,157,505	1,361,213
James E. Harris	8,317,877	200,841
Deborah S. Harrison	8,289,813	228,905
Robert D. Pettus, Jr.	8,290,223	228,495
Ned R. McWherter	8,425,933	92,785
John W. Murrey, III	8,427,114	91,604
Carl Ware	7,335,664	1,183,054
Dennis A. Wicker	8,317,514	201,204

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Description
4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

`

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 16, 2006	By:	/s/ Steven D. Westphal
Steven D. Westphal
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer