Form 10-Q
period 2006-10-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2006-11-13
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $1.00 Par Value	6,643,177
Class B Common Stock, $1.00 Par Value	2,460,152

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2006

PART I - FINANCIAL INFORMATION

Item l. Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Net sales	$370,626	$362,047	$1,090,429	$1,032,456
Cost of sales	213,237	200,907	619,325	565,417

Gross margin	157,389	161,140	471,104	467,039
Selling, delivery and administrative expenses	135,421	132,892	405,459	390,816
Amortization of intangibles	136	157	426	723

Income from operations	21,832	28,091	65,219	75,500

Interest expense	12,745	12,005	37,808	36,396
Minority interest	841	1,201	2,546	3,162

Income before income taxes	8,246	14,885	24,865	35,942
Income taxes	3,305	6,093	10,222	14,912

Net income	$4,941	$8,792	$14,643	$21,030

Basic net income per share:
Common Stock	$.54	$.97	$1.61	$2.32

Weighted average number of Common Stock shares outstanding	6,643	6,643	6,643	6,643

Class B Common Stock	$.54	$.97	$1.61	$2.32

Weighted average number of Class B Common Stock shares outstanding	2,460	2,440	2,460	2,440

Diluted net income per share:
Common Stock	$.54	$.97	$1.61	$2.32

Weighted average number of Common Stock shares outstanding – assuming dilution	9,123	9,083	9,120	9,083

Class B Common Stock	$.54	$.97	$1.60	$2.32

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,480	2,440	2,476	2,440

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited Oct. 1, 2006	Jan. 1, 2006	Unaudited Oct. 2, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$57,420	$39,608	$35,838
Accounts receivable, trade, less allowance for doubtful accounts of $1,373, $1,318 and $1,364, respectively	90,749	94,576	99,759
Accounts receivable from The Coca-Cola Company	8,322	2,719	9,823
Accounts receivable, other	8,731	8,388	9,344
Inventories	56,799	58,233	56,878
Prepaid expenses and other current assets	14,627	8,862	10,350

Total current assets	236,648	212,386	221,992

Property, plant and equipment, net	389,856	389,199	392,266
Leased property under capital leases, net	70,681	73,244	74,148
Other assets	36,791	39,235	39,590
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,871	5,054	5,211

Total	$1,361,568	$1,341,839	$1,355,928

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited Oct. 1, 2006	Jan. 1, 2006	Unaudited Oct. 2, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$—	$6,539	$39
Current portion of obligations under capital leases	1,583	1,709	1,759
Accounts payable, trade	34,994	35,333	38,270
Accounts payable to The Coca-Cola Company	22,863	15,516	22,121
Other accrued liabilities	59,087	60,079	64,524
Accrued compensation	14,781	18,969	15,324
Accrued interest payable	18,537	9,670	16,839

Total current liabilities	151,845	147,815	158,876
Deferred income taxes	158,529	167,131	174,577
Pension and postretirement benefit obligations	65,161	54,844	42,985
Other liabilities	90,393	85,188	79,933
Obligations under capital leases	76,328	77,493	77,911
Long-term debt	691,450	691,450	700,000

Total liabilities	1,233,706	1,223,921	1,234,282

Commitments and Contingencies (Note 14)

Minority interest	45,330	42,784	41,849

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares; Issued – 9,705,551, 9,705,451 and 9,705,451 shares, respectively	9,705	9,705	9,705
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares; Issued – 3,088,266, 3,068,366 and 3,068,366 shares, respectively	3,088	3,068	3,068
Capital in excess of par value	100,913	99,376	99,376
Retained earnings	62,171	54,355	54,705
Accumulated other comprehensive loss	(32,091)	(30,116)	(25,803)

	143,786	136,388	141,051
Less: Treasury stock, at cost
Common Stock – 3,062,374 shares	60,845	60,845	60,845
Class B Common Stock – 628,114 shares	409	409	409

Total stockholders’ equity	82,532	75,134	79,797

Total	$1,361,568	$1,341,839	$1,355,928

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439
Comprehensive income:
Net income				21,030			21,030

Total comprehensive income							21,030
Cash dividends paid
Common ($.75 per share)				(4,982)			(4,982)
Class B Common ($.75 per share)				(1,831)			(1,831)
Issuance of 20,000 shares of Class B Common Stock		20	1,121				1,141
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on October 2, 2005	$9,705	$3,068	$99,376	$54,705	$(25,803)	$(61,254)	$79,797

Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134
Comprehensive income:
Net income				14,643			14,643
Net change in minimum pension liability adjustment, net of tax					(1,975)		(1,975)

Total comprehensive income							12,668
Cash dividends paid
Common ($.75 per share)				(4,982)			(4,982)
Class B Common ($.75 per share)				(1,845)			(1,845)
Issuance of 20,000 shares of Class B Common Stock		20	840				860
Stock compensation expense			697				697

Balance on October 1, 2006	$9,705	$3,088	$100,913	$62,171	$(32,091)	$(61,254)	$82,532

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Nine Months
	2006	2005
Cash Flows from Operating Activities
Net income	$14,643	$21,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50,371	51,176
Amortization of intangibles	426	723
Deferred income taxes	2,061	10,214
Losses on sale of property, plant and equipment	1,327	807
Amortization of debt costs	1,986	1,296
Amortization of deferred gain related to terminated interest rate agreements	(1,266)	(1,259)
Stock compensation expense	697	734
Minority interest	2,546	3,162
Decrease in current assets less current liabilities	11,671	1,266
(Increase) decrease in other noncurrent assets	587	(1,180)
Decrease in other noncurrent liabilities	(4,011)	(6,982)
Other	—	(466)

Total adjustments	66,395	59,491

Net cash provided by operating activities	81,038	80,521

Cash Flows from Investing Activities
Additions to property, plant and equipment	(50,742)	(25,532)
Proceeds from the sale of property, plant and equipment	950	3,314
Other	(243)	—

Net cash used in investing activities	(50,035)	(22,218)

Cash Flows from Financing Activities
Payment of current portion of long-term debt	(39)	—
Payment of lines of credit, net	(6,500)	(8,000)
Cash dividends paid	(6,827)	(6,813)
Principal payments on capital lease obligations	(1,291)	(1,358)
Premium on exchange of long-term debt	—	(15,554)
Other	1,466	375

Net cash used in financing activities	(13,191)	(31,350)

Net increase in cash	17,812	26,953
Cash at beginning of period	39,608	8,885

Cash at end of period	$57,420	$35,838

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$860	$1,141
Exchange of long-term debt	—	164,757

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

Certain prior year amounts reported in the Company’s consolidated statements of operations have been conformed to current year classifications. In prior periods, the Company reported depreciation expense separately in the consolidated statements of operations. The Company began reporting depreciation expense in cost of sales and selling, delivery and administrative (“S,D&A”) expenses in the first quarter of 2006 (“Q1 2006”). The Company’s results of operations for the third quarter of 2005 (“Q3 2005”) and the first nine months of 2005 (“YTD 2005”) have been conformed to the third quarter of 2006 (“Q3 2006”) and the first nine months of 2006 (“YTD 2006”) presentation. Depreciation expense in cost of sales and S,D&A expenses in Q3 2006 was $2.3 million and $14.5 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in YTD 2006 was $6.9 million and $43.5 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in Q3 2005 was $2.1 million and $14.9 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in YTD 2005 was $6.6 million and $44.6 million, respectively.

2. Seasonality of Business

Operating results for Q3 2006 and YTD 2006 are not indicative of results that may be expected for the fiscal year ending December 31, 2006 because of business seasonality. Business seasonality results primarily from higher sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

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

Minority interest as of October 1, 2006, January 1, 2006 and October 2, 2005 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.

4. Inventories

Inventories were summarized as follows:

In Thousands	Oct. 1, 2006	Jan. 1, 2006	Oct. 2, 2005
Finished products	$32,884	$34,181	$32,693
Manufacturing materials	7,397	9,222	8,935
Plastic shells, pallets and other inventories	16,518	14,830	15,250

Total inventories	$56,799	$58,233	$56,878

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Oct. 1, 2006	Jan. 1, 2006	Oct. 2, 2005	Estimated Useful Lives
Land	$12,495	$12,605	$12,737
Buildings	110,586	110,208	111,517	10-50 years
Machinery and equipment	99,980	96,495	96,115	5-20 years
Transportation equipment	185,324	167,762	167,105	4-13 years
Furniture and fixtures	40,135	44,364	44,197	4-10 years
Cold drink dispensing equipment	340,617	339,330	348,174	6-13 years
Leasehold and land improvements	57,871	56,788	55,671	5-20 years
Software for internal use	34,778	32,258	31,491	3-10 years
Construction in progress	12,076	6,627	4,362

Total property, plant and equipment, at cost	893,862	866,437	871,369
Less: Accumulated depreciation and amortization	504,006	477,238	479,103

Property, plant and equipment, net	$389,856	$389,199	$392,266

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	Oct. 1, 2006	Jan. 1, 2006	Oct. 2, 2005	Estimated Useful Lives
Leased property under capital leases	$84,035	$84,035	$84,035	3-29 years
Less: Accumulated amortization	13,354	10,791	9,887

Leased property under capital leases, net	$70,681	$73,244	$74,148

As of October 1, 2006, real estate represented $70.6 million of net leased property under capital leases, of which $64.2 million were with related parties as described in Note 19 to the consolidated financial statements.

7. Franchise Rights and Goodwill

The Company performed its annual impairment test of franchise rights and goodwill during Q3 2006. As of October 1, 2006, there was no impairment of the carrying values of franchise rights and goodwill. There were no other changes in franchise rights and goodwill in the periods presented.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	Oct. 1, 2006	Jan. 1, 2006	Oct. 2, 2005	Estimated Useful Lives
Other identifiable intangible assets	$8,374	$9,877	$9,877	1-18 years
Less: Accumulated amortization	3,503	4,823	4,666

Other identifiable intangible assets, net	$4,871	$5,054	$5,211

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	Oct. 1, 2006	Jan. 1, 2006	Oct. 2, 2005
Accrued marketing costs	$7,745	$5,578	$6,655
Accrued insurance and related claim costs	12,596	10,463	10,311
Accrued taxes (other than income taxes)	3,029	729	3,336
Employee benefit plan accruals	8,872	8,945	11,432
Checks and transfers yet to be presented for payment from zero balance cash account	15,312	20,530	13,198
All other accrued liabilities	11,533	13,834	19,592

Total other accrued liabilities	$59,087	$60,079	$64,524

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	Oct. 1, 2006	Jan. 1, 2006	Oct. 2, 2005
Lines of Credit	2006		Varies	$—	$6,500	$—
Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	127,803
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Other notes payable	2006		Quarterly	—	39	39

				691,450	697,989	700,039
Less: Current portion of debt				—	6,539	39

Long-term debt				$691,450	$691,450	$700,000

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On April 7, 2005, the Company entered into a five-year $100 million revolving credit facility (“$100 million facility”) replacing a $125 million revolving credit facility scheduled to expire in December 2005. On October 1, 2006, there were no amounts outstanding under this $100 million facility. The $100 million facility matures in April 2010 and includes an option to extend the term for an additional year at the discretion of the participating banks and bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this $100 million facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The Company’s $100 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at October 1, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. On October 1, 2006, there were no amounts outstanding under the lines of credit.

After taking into account all of its interest rate hedging activities, the Company had weighted average interest rates of 6.8%, 6.2% and 5.9% for its debt and capital lease obligations as of October 1, 2006, January 1, 2006 and October 2, 2005, respectively. Excluding the impact of the $1.3 million financing transaction costs related to the exchange of $164.8 million of the Company’s debentures during the second quarter of 2005 (“Q2 2005”), the Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.6% for YTD 2006 compared to 6.0% for YTD 2005. Including the impact of the $1.3 million financing transaction costs, the Company’s overall weighted average interest rate for YTD 2005 was 6.2%. As of October 1, 2006, approximately 42% of the Company’s debt and capital lease obligations of $769 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

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

Derivative financial instruments were summarized as follows:

In Thousands	October 1, 2006		January 1, 2006		October 2, 2005
	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement-floating	$25,000	1.17 years	$25,000	1.92 years	$25,000	2.17 years
Interest rate swap agreement-floating	25,000	1.17 years	25,000	1.92 years	25,000	2.17 years
Interest rate swap agreement-floating	50,000	2.67 years	50,000	3.42 years	50,000	3.67 years
Interest rate swap agreement-floating	50,000	1.17 years	50,000	1.92 years	50,000	2.17 years
Interest rate swap agreement-floating	50,000	2.83 years	50,000	3.58 years	50,000	3.83 years
Interest rate swap agreement-floating	50,000	6.17 years	50,000	6.92 years	50,000	7.17 years

The Company had six interest rate swap agreements as of October 1, 2006 with varying terms that effectively converted $250 million of the Company’s fixed rate debt to floating rate debt. All of the interest rate swap agreements have been accounted for as fair value hedges.

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

12. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Values of Financial Instruments

Public Debt Securities

The fair values of the Company’s public debt securities are based on estimated current market prices.

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

Letters of Credit

The fair values of the Company’s letters of credit, obtained from financial institutions, are based on the notional amounts of the instruments. These letters of credit primarily relate to the Company’s property and casualty insurance programs.

The carrying amounts and fair values of the Company’s debt, derivative financial instruments and letters of credit were as follows:

	Oct. 1, 2006		Jan. 1, 2006		Oct. 2, 2005
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$691,450	$682,132	$691,450	$696,171	$700,000	$708,017
Non-public variable rate debt	—	—	6,500	6,500	—	—
Non-public fixed rate long-term debt	—	—	39	39	39	39
Interest rate swap agreements	7,608	7,608	8,118	8,118	6,673	6,673
Letters of credit	—	20,927	—	17,374	—	19,679

The fair values of the interest rate swap agreements at October 1, 2006, January 1, 2006 and October 2, 2005 represent the estimated amounts the Company would have paid upon termination of these agreements, which were the then current settlement values.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	Oct. 1, 2006	Jan. 1, 2006	Oct. 2, 2005
Accruals for executive benefit plans	$68,134	$61,674	$59,779
All other liabilities	22,259	23,514	20,154

Total other liabilities	$90,393	$85,188	$79,933

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

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $41.4 million, $41.4 million and $42.5 million as of October 1, 2006, January 1, 2006 and October 2, 2005, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse exists that would enable the Company to recover amounts guaranteed. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust the selling prices of their products to adequately mitigate the risk of material loss.

The Company has identified SAC and Southeastern as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of October 1, 2006, SAC had total assets of approximately $36 million and total debt of approximately $16 million. SAC had total revenue for YTD 2006 of approximately $135 million. As of October 1, 2006, Southeastern had total assets of approximately $364 million and total debt of approximately $269 million. Southeastern had total revenue for YTD 2006 of approximately $435 million. In the event either of these cooperatives fails to fulfill its commitments under the related

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on October 1, 2006 would have been $57.4 million and the Company’s maximum total exposure including its equity investment would have been $38.2 million for SAC and $29.1 million for Southeastern. The Company has been purchasing products from these cooperatives for more than ten years.

Effective March 1, 2006, Southeastern began requiring its members to pay a capital deposit on all bottles purchased. The Company has paid $1.5 million in conjunction with this capital deposit in 2006.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On October 1, 2006, these letters of credit totaled $20.9 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of October 1, 2006 amounted to $29.5 million and expire at various dates through 2014.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in the United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs seek preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages. On March 17, 2006, the Missouri District Court transferred the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia (the “District Court”).

In April 2006, warehouse delivery of POWERade commenced in the Company’s exclusive franchise territory. On April 21, 2006, the bottler plaintiffs requested that the District Court defer any hearing or further briefing on their motion for preliminary injunctive relief. On September 5, 2006, the District Court granted the Company’s motion to intervene as defendant for the limited purpose of opposing the injunctive relief sought by the bottler plaintiffs. The District Court found that the Company had a legally protectable interest at stake in the litigation in that the relief requested would preclude the Company from warehouse delivery of POWERade within its exclusive franchise territory.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The bottler plaintiffs do not seek to recover damages from the Company. The parties to the lawsuit are currently engaged in the discovery process.

The Company is involved in other claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these other claims and legal proceedings, management believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these other claims and legal proceedings.

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

15. Income Taxes

The Company’s effective income tax rate for YTD 2006 and YTD 2005 was 41.1% and 41.5%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2006	2005
Statutory expense	$8,703	$12,580
State income taxes, net of federal benefit	1,139	1,512
Impact of state tax audit and updated assessment of state income tax liability	—	287
Meals and entertainment	534	689
Other, net	(154)	(156)

Income tax expense	$10,222	$14,912

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

The reconciliation of the components of accumulated other comprehensive loss was as follows:

In Thousands	Minimum Pension Liability Adjustment	Total
Balance as of January 2, 2005 and October 2, 2005	$(25,803)	$(25,803)

Balance as of January 1, 2006	$(30,116)	$(30,116)
Additional minimum pension liability adjustment, net of tax	(1,975)	(1,975)

Balance as of October 1, 2006	$(32,091)	$(32,091)

A summary of the components of accumulated other comprehensive loss was as follows:

In Thousands	Before-Tax Amount	Income Tax Effect	After-Tax Amount
First Nine Months of 2006
Net change in minimum pension liability adjustment	$(3,256)	$1,281	$(1,975)

Other comprehensive loss	$(3,256)	$1,281	$(1,975)

First Nine Months of 2005
Other comprehensive loss	$—	$—	$—

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

Pursuant to the Company’s Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During both YTD 2006 and YTD 2005, dividends of $.75 per share were declared and paid on both Common Stock and Class B Common Stock.

Each share of Common Stock is entitled to one vote per share at all meetings of stockholders and each share of Class B Common Stock is entitled to 20 votes per share at such meetings. Except to the extent otherwise required by law, holders of the Common Stock and Class B Common Stock vote together as a single class on all matters brought before the Company’s stockholders.

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

On February 23, 2005, the Compensation Committee of the Board of Directors determined 20,000 shares of restricted Class B Common Stock vested and should be issued, pursuant to the performance-based award discussed above, to Mr. Harrison, III in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company for the fiscal year ended January 2, 2005. On February 22, 2006, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested to Mr. Harrison, III in connection with his services for the fiscal year ended January 1, 2006.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” on January 2, 2006. The Company applied the modified prospective transition method and prior periods were not restated. The Company’s only share based compensation is the restricted stock award to Mr. Harrison, III, as described above. Each annual 20,000 share tranche has an

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period.

The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock award in 2006, were approved by the Board of Directors in Q1 2006 and the Company recorded the 20,000 share award at the grant-date price of $46.45 per share. Total stock compensation expense will be approximately $929,000 over the one-year service period provided the Company achieves at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. $696,750 has been recognized as stock compensation expense in YTD 2006. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Prior to the adoption of this statement, the Company accrued compensation expense over the course of the one-year service period with the final expense based upon the end of the period stock price.

The following table illustrates the effect on reported net income and earnings per share for Q3 2005 and YTD 2005 had the Company accounted for the stock grant using the fair value method in SFAS 123:

In Thousands (Except Per Share Data)	Q3 2005	YTD 2005
Net income as reported	$8,792	$21,030
Add: Stock grant expense, net of tax	253	752
Less: Stock grant expense under SFAS 123, net of tax	(276)	(818)

Net income – pro forma	$8,769	$20,964

Net income per share:
Common Stock:
Basic – as reported	$.97	$2.32

Basic – pro forma	$.97	$2.31

Diluted – as reported	$.97	$2.32

Diluted – pro forma	$.96	$2.30

Class B Common Stock:
Basic – as reported	$.97	$2.32

Basic – pro forma	$.97	$2.31

Diluted – as reported	$.97	$2.32

Diluted – pro forma	$.96	$2.30

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

The increase in the number of shares of Class B Common Stock outstanding in YTD 2006 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in Q1 2006 reduced by the conversion of 100 shares of Class B Common Stock into 100 shares of Common Stock in Q3 2006. The increase in the number of shares of Class B Common Stock outstanding in YTD 2005 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in the first quarter of 2005 reduced by the conversion of 500 shares of Class B Common Stock into 500 shares of Common Stock in Q3 2005.

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

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The plan amendment was accounted for as a plan “curtailment” under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended).” The curtailment resulted in a reduction of the Company’s projected benefit obligation which was offset against the Company’s unrecognized net loss. As a result of the curtailment, the impact on net income and the effect on net periodic pension expense prior to the effective date of June 30, 2006 were immaterial. Net periodic pension expense was reduced beginning in Q3 2006 as the Company no longer accrues current service cost.

The components of net periodic pension expense were as follows:

	Third Quarter		First Nine Months
In Thousands	2006	2005	2006	2005
Service cost	$19	$1,747	$5,367	$5,241
Interest cost	2,512	2,529	7,866	7,587
Expected return on plan assets	(3,047)	(2,672)	(9,056)	(8,016)
Amortization of prior service cost	6	6	18	18
Recognized net actuarial loss	962	1,335	3,482	4,005

Net periodic pension expense	$452	$2,945	$7,677	$8,835

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

The Company contributed $550,000 to its Company-sponsored pension plans during YTD 2006.

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future. In October 2005, the Company announced changes to certain provisions of its postretirement health care plan that reduced future benefit obligations to eligible participants. Due to the changes announced, the Company’s net postretirement benefit expense was reduced beginning in Q1 2006.

The components of net periodic postretirement benefit expense were as follows:

	Third Quarter		First Nine Months
In Thousands	2006	2005	2006	2005
Service cost	$83	$172	$249	$516
Interest cost	557	781	1,671	2,343
Amortization of unrecognized transitional assets	(6)	(6)	(18)	(18)
Recognized net actuarial loss	339	252	1,017	756
Amortization of prior service cost	(446)	(68)	(1,338)	(204)

Net periodic postretirement benefit expense	$527	$1,131	$1,581	$3,393

In conjunction with the change to the principal Company-sponsored pension plan previously discussed, the Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company’s matching contribution under the 401(k) Savings Plan effective January 1, 2007 (fiscal 2007). The amendment to the 401(k) Savings Plan will provide for fully vested matching contributions equal to one hundred percent of a participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation.

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of October 1, 2006, The Coca-Cola Company had a 27.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2006	2005
Payments by the Company for concentrate, syrup, sweetener and other purchases	$262.2	$252.2
Marketing funding support payments to the Company	17.9	15.2

Payments net of marketing funding support	$244.3	$237.0

Payments by the Company for customer marketing programs	$35.6	$34.8
Payments by the Company for cold drink equipment parts	4.8	3.2
Fountain delivery and equipment repair fees paid to the Company	6.8	6.0
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	4.8	4.7
Sales of energy products to The Coca-Cola Company	31.9	18.7

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

The Company has a production arrangement with CCE to buy and sell finished products at cost. Sales to CCE under this arrangement were $44.5 million and $32.8 million in YTD 2006 and YTD 2005, respectively. Purchases from CCE under this arrangement were $12.0 million and $13.7 million in YTD 2006 and YTD 2005, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of October 1, 2006, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.6% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during YTD 2006 and YTD 2005 totaling $59.5 million and $51.3 million, respectively. The Company received $16.6 million and $16.0 million for management services pursuant to its management agreement with Piedmont for YTD 2006 and YTD 2005, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of October 1, 2006, the Company had loaned $92.0 million to Piedmont. The loan was amended on August 25, 2005 to extend the maturity date from December 31, 2005 to December 31, 2010 on terms comparable to the previous loan. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals were $6.1 million and $6.5 million in YTD 2006 and YTD 2005, respectively. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these cooperatives were $53.0 million and $52.4 million in YTD 2006 and YTD 2005, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee was $22.0 million as of October 1, 2006.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $103.2 million and $94.7 million in YTD 2006 and YTD 2005, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.1 million in both YTD 2006 and YTD 2005. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $19.4 million as of October 1, 2006.

The Company leases from Harrison Limited Partnership One (“HLP”), the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal balance outstanding under this capital lease as of October 1, 2006 was $39.2 million. Rental payments related to this lease were $3.0 million and $2.5 million in YTD 2006 and YTD 2005, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”), the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of October 1, 2006 was $30.9 million. Rental payments related to this lease were $2.8 million and $2.4 million in YTD 2006 and YTD 2005, respectively.

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

20. Net Sales by Product Category

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2006	2005	2006	2005
Product Category
Bottle/can sales:
Carbonated soft drinks (including energy drinks)	$255,665	$255,339	$769,325	$748,504
Noncarbonated beverages	55,357	53,502	144,735	132,250

Total bottle/can sales	311,022	308,841	914,060	880,754

Other sales:
Sales to other bottlers	39,463	33,713	118,546	95,660
Post mix	20,141	19,493	57,823	56,042

Total other sales	59,604	53,206	176,369	151,702

Total net sales	$370,626	$362,047	$1,090,429	$1,032,456

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

During 2006, the staff of the Division of Corporation Finance of the SEC reviewed the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006. The Company considered this review and concluded the application of the two-class method for calculating and presenting net income per share was appropriate for its Common Stock and Class B Common Stock.

As noted in SFAS No. 128, “Earnings per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method:

(a)	Income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid for the current period.

(b)	The remaining earnings, or “undistributed earnings,” are allocated to Common Stock and Class B Common Stock to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for a participation feature.

(c)	The total earnings allocated to each security is then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.

(d)	Basic and diluted EPS data are presented for each class of common stock.

In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between the Common Stock and Class B Common Stock due to the aggregate participation rights of the Class B Common Stock (i.e., the voting and conversion rights) and the Company’s history of paying dividends equally on a per share basis on the Common Stock and Class B Common Stock.

Under the Company’s Certificate of Incorporation, the Board of Directors may declare dividends on Common Stock without declaring equal or any dividends on the Class B Common Stock. Notwithstanding, Class B Common Stock has voting and conversion rights that allow the Class B stockholders to participate equally on a per share basis with Common Stock.

The Class B Common Stock is entitled to 20 votes per share and the Common Stock is entitled to one vote per share with respect to each matter to be voted upon by the stockholders of the Company. With the exception of any matter required by law, the holders of the Class B Common Stock and Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

the election of the Board of Directors. As a result of this voting structure, the holders of the Class B Common Stock control approximately 88% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. The Board of Directors has declared and the Company has paid dividends on the Class B Common Stock and Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994.

In addition, the Class B Common Stock conversion rights allow the Class B Common Stock to participate in dividends equally with the Common Stock. The Class B Common Stock is convertible into Common Stock on a one-for-one per share basis at any time at the option of the holder (i.e. via an action within the holder’s control). Accordingly, the holders of the Class B Common Stock can participate equally in any dividends declared on the Common Stock by exercising their conversion rights.

As a result of the Class B Common Stock’s aggregated participation rights, the Company determined that undistributed earnings should be allocated equally on a per share basis to the Common Stock and Class B Common Stock under the two-class method.

The Company further concluded the application of the two-class method to its net income per share calculation for the fiscal years ended January 1, 2006 (“fiscal 2005”), January 2, 2005 (“fiscal 2004”) and December 28, 2003 (“fiscal 2003”) would not have materially impacted the financial statements for fiscal 2005, fiscal 2004 and fiscal 2003. For example, the Company reported basic and diluted net income per share for fiscal 2005 of $2.53. Under the two-class method, the Company would have reported basic and diluted net income per share for fiscal 2005 as follows: Common Stock – Basic $2.53; Class B Common Stock – Basic $2.53; Common Stock – Diluted $2.53; and Class B Common Stock – Diluted $2.53. Therefore, the Company has presented the application of the two-class method prospectively in this quarter ended October 1, 2006.

As a result of the application of the two-class method, the Company has also determined expanded disclosure is appropriate as it relates to the computation of net income per share and the relevant rights and characteristics of Common Stock and Class B Common Stock. This expanded disclosure is also presented prospectively in this quarter ended October 1, 2006. The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2006	2005	2006	2005
Numerator for basic net income per Common Stock and Class B Common Stock share:
Net income	$4,941	$8,792	$14,643	$21,030
Less dividends:
Common Stock	1,661	1,661	4,982	4,982
Class B Common Stock	615	610	1,845	1,831

Total undistributed earnings	$2,665	$6,521	$7,816	$14,217

Common Stock undistributed earnings – basic	$1,945	$4,769	$5,704	$10,398
Class B Common Stock undistributed earnings – basic	720	1,752	2,112	3,819

Total undistributed earnings	$2,665	$6,521	$7,816	$14,217

Numerator for basic net income per Common Stock share	$3,606	$6,430	$10,686	$15,380

Numerator for basic net income per Class B Common Stock share	$1,335	$2,362	$3,957	$5,650

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,661	$4,982	$4,982
Dividends on Class B Common Stock assumed converted to Common Stock	615	610	1,845	1,831
Common Stock undistributed earnings – diluted	2,665	6,521	7,816	14,217

Numerator for diluted net income per Common Stock share	$4,941	$8,792	$14,643	$21,030

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$615	$610	$1,845	$1,831
Class B Common Stock undistributed earnings – diluted	724	1,752	2,122	3,819

Numerator for diluted net income per Class B Common Stock share	$1,339	$2,362	$3,967	$5,650

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2006	2005	2006	2005
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	6,643	6,643	6,643	6,643
Class B Common Stock weighted average shares outstanding – basic	2,460	2,440	2,460	2,440

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,123	9,083	9,120	9,083
Class B Common Stock weighted average shares outstanding – diluted	2,480	2,440	2,476	2,440

Net income per share – basic:
Common Stock	$.54	$.97	$1.61	$2.32

Class B Common Stock	$.54	$.97	$1.61	$2.32

Net income per share – diluted:
Common Stock	$.54	$.97	$1.61	$2.32

Class B Common Stock	$.54	$.97	$1.60	$2.32

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

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

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2006, 68% of the Company’s bottle/can volume to retail customers was product sold for future consumption. The remaining 32% of the Company’s bottle/can volume to retail customers was product sold for immediate consumption. The Company’s largest customers, Wal-Mart and Food Lion, LLC, accounted for approximately 15% and 12%, respectively, of the Company’s total bottle/can volume with retail customers during YTD 2006. Wal-Mart accounted for approximately 11% of the Company’s total net sales during YTD 2006.

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

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining contract covering less than .5% of the Company’s employees expired in Q3 2006 and a new collective bargaining contract covering these employees was entered into in Q3 2006.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
In Thousands	2006	2005
Accounts receivable, trade, net	$3,827	$(17,723)
Accounts receivable from The Coca-Cola Company	(5,603)	(2,774)
Accounts receivable, other	(343)	(2,707)
Inventories	1,434	(7,992)
Prepaid expenses and other current assets	(5,863)	(867)
Accounts payable, trade	(339)	7,281
Accounts payable to The Coca-Cola Company	7,347	3,898
Other accrued liabilities	7,168	19,436
Accrued compensation	(3,328)	(1,455)
Accrued interest payable	7,371	4,169

Decrease in current assets less current liabilities	$11,671	$1,266

24. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practice in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

24. New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” This SFAS requires the following for defined pension and other postretirement plans:

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

The Statement is effective for fiscal years ending after December 15, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The impact of the adoption of this Statement will be to increase the Company’s pension and postretirement liabilities. Based on actuarial valuation prepared during 2006, assuming no significant changes in assumptions and funding strategies, the Company estimates the impact will be to increase its pension and postretirement liabilities by approximately $8 million, requiring an after-tax charge to other comprehensive income of approximately $5 million and increase deferred tax assets by approximately $3 million.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet (iron curtain) and income statement (rollover) approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective in the Company’s fourth quarter of 2006. The Company is in the process of determining the impact of this bulletin on the Company’s consolidated financial statements.

25. Subsequent Event

In November 2006, the Company reached an agreement with a state taxing authority to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, in the fourth quarter of 2006 the Company will reduce the valuation allowance on related deferred tax assets by $1.8 million and reduce the liability for uncertain tax positions by $2.6 million. This adjustment will be reflected as a reduction of income tax expense in the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) of Coca-Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	United States Securities and Exchange Commission (“SEC”) Comment Letter.

•	Our Business and the Nonalcoholic Beverage Industry – a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis – a summary of the Company’s key priorities for 2006.

•	Overview of Operations and Financial Condition – a summary of key information concerning the financial results for the third quarter of 2006 (“Q3 2006”) and the first nine months of 2006 (“YTD 2006”) and changes from the third quarter of 2005 (“Q3 2005”) and the first nine months of 2005 (“YTD 2005”).

•	Discussion of Critical Accounting Policies and New Accounting Pronouncements – a discussion of accounting policies important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the anticipated impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q3 2006 and YTD 2006 compared to Q3 2005 and YTD 2005.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q3 2006 compared to year-end 2005 and the end of Q3 2005.

•	Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and interest rate hedging.

•	Subsequent Event.

•	Cautionary Information Regarding Forward-Looking Statements.

The consolidated statements of operations and consolidated statements of cash flows for the nine months ended October 1, 2006 and October 2, 2005 and the consolidated balance sheets at October 1, 2006, January 1, 2006 and October 2, 2005 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

SEC Comment Letter

During 2006, the staff of the Division of Corporation Finance of the SEC reviewed the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006. The Company considered this review and concluded the application of the two-class method for calculating and presenting net income per share was appropriate for its Common Stock and Class B Common Stock. In determining the relevance of the two-class method, the Company considered dividend, voting and conversion rights of the Class B Common

Stock. These aggregated participation rights along with the Company’s history of paying dividends equally on a per share basis on Common Stock and Class B Common Stock also led the Company to conclude undistributed earnings (i.e., net income less dividends) should be allocated equally on a per share basis between Common Stock and Class B Common Stock. The Company has applied the two-class method prospectively in this quarter ended October 1, 2006. See Note 21 of the consolidated financial statements for additional information about the application of the two-class method.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, sports drinks and energy products. The Company had net sales of $1.4 billion in 2005.

The nonalcoholic beverage industry is highly competitive. The Company’s competitors in the industry include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 90% of carbonated soft drink sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Royal Crown and/or 7-Up products. During the past several years, the demand for sugar carbonated beverages has declined. The decline in sugar carbonated beverages has generally been offset by volume growth in other nonalcoholic beverages. The carbonated soft drink category (including energy products) represents 84% of the Company’s YTD 2006 bottle/can net sales.

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

Operating results for Q3 2006 and YTD 2006 are not indicative of results that may be expected for the fiscal year ending December 31, 2006 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2006	2005	2006	2005
Product Category
Bottle/can sales:
Carbonated soft drinks (including energy products)	$255,665	$255,339	$769,325	$748,504
Noncarbonated beverages	55,357	53,502	144,735	132,250

Total bottle/can sales	311,022	308,841	914,060	880,754

Other sales:
Sales to other bottlers	39,463	33,713	118,546	95,660
Post mix	20,141	19,493	57,823	56,042

Total other sales	59,604	53,206	176,369	151,702

Total net sales	$370,626	$362,047	$1,090,429	$1,032,456

Areas of Emphasis

Key priorities for the Company include revenue management, product innovation, distribution cost management and productivity.

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

Product Innovation

Volume growth of carbonated soft drinks, other than energy products, has slowed over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. During YTD 2006, the Company introduced Tab Energy and Vault Zero. In 2005, the Company introduced Vault, Coca-Cola Zero and Dasani flavors. The Company has also developed specialty packaging for customers in certain channels over the past several years.

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

Distribution cost management will continue to be a key area of emphasis for the Company for the next several years. During the first quarter of 2006 (“Q1 2006”), the Company began the rollout of a change to its primary route delivery method. The implementation of this delivery method should generate significant vehicle productivity gains and labor productivity improvements in future years. The Company anticipates the implementation of this delivery method will continue over the next several years.

Productivity

To achieve improvements in operating performance over the long-term, the Company’s gross margin must grow faster than the increase in selling, delivery and administrative (“S,D&A”) expenses. A key driver in the Company’s S,D&A expense management relates to ongoing improvements in labor and asset productivity. The Company continues to focus primarily on its supply chain and distribution functions for opportunities to improve productivity.

Overview of Operations and Financial Condition

Certain prior year amounts reported in the Company’s consolidated statements of operations have been conformed to current year classifications. In prior periods, the Company reported depreciation expense separately in the consolidated statements of operations. The Company began reporting depreciation expense in cost of sales and S,D&A expenses in Q1 2006. The Company’s results of operations for Q3 2005 and YTD 2005 have been conformed to Q3 2006 and YTD 2006 presentation. Depreciation expense in cost of sales and S,D&A expenses in Q3 2006 was $2.3 million and $14.5 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in YTD 2006 was $6.9 million and $43.5 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in Q3 2005 was $2.1 million and $14.9 million, respectively. Depreciation expense in cost of sales and S,D&A expenses in YTD 2005 was $6.6 million and $44.6 million, respectively.

The following overview provides a summary of key information concerning the Company’s financial results for Q3 2006 and YTD 2006 compared to Q3 2005 and YTD 2005.

	Third Quarter		Change	% Change
In Thousands (Except Per Share Data)	2006	2005
Net sales	$370,626	$362,047	$8,579	2.4
Gross margin	157,389	161,140	(3,751)	(2.3)
S,D&A expenses	135,421	132,892	2,529	1.9
Income from operations	21,832	28,091	(6,259)	(22.3)
Interest expense	12,745	12,005	740	6.2
Income before income taxes	8,246	14,885	(6,639)	(44.6)
Net income	4,941	8,792	(3,851)	(43.8)

Basic net income per share
Common Stock	$.54	$.97	$(.43)	(44.3)
Class B Common Stock	$.54	$.97	$(.43)	(44.3)

Diluted net income per share
Common Stock	$.54	$.97	$(.43)	(44.3)
Class B Common Stock	$.54	$.97	$(.43)	(44.3)

	First Nine Months		Change	% Change
In Thousands (Except Per Share Data)	2006	2005
Net sales	$1,090,429	$1,032,456	$57,973	5.6
Gross margin (1)	471,104	467,039	4,065	0.9
S,D&A expenses (2)	405,459	390,816	14,643	3.7
Income from operations (1) (2)	65,219	75,500	(10,281)	(13.6)
Interest expense (3)	37,808	36,396	1,412	3.9
Income before income taxes (1) (2) (3)	24,865	35,942	(11,077)	(30.8)
Net income (1) (2) (3)	14,643	21,030	(6,387)	(30.4)

Basic net income per share (1) (2) (3)
Common Stock	$1.61	$2.32	$(.71)	(30.6)
Class B Common Stock	$1.61	$2.32	$(.71)	(30.6)

Diluted net income per share (1) (2) (3)
Common Stock	$1.61	$2.32	$(.71)	(30.6)
Class B Common Stock	$1.60	$2.32	$(.72)	(31.0)

(1)	Results for YTD 2005 included a favorable adjustment of $6.4 million (pre-tax) related to proceeds received from the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.
(2)	Results for YTD 2005 included a favorable adjustment of $1.1 million (pre-tax) related to an adjustment of amounts accrued for certain executive benefit plans upon the resignation of an executive.
(3)	Interest expense for YTD 2005 included financing transaction costs of $1.3 million (pre-tax) related to the exchange of $164.8 million of the Company’s long-term debt.

The Company’s net sales grew 2.4% and 5.6% in Q3 2006 and YTD 2006 from the same periods in 2005, respectively. The net sales increase in Q3 2006 compared to Q3 2005 was primarily due to a 1% increase in average revenue per case and a 17%, or $5.8 million, increase in sales to other Coca-Cola bottlers. Bottle/can volume growth was flat in Q3 2006 compared to Q3 2005. The increase in net sales in YTD 2006 compared to YTD 2005 reflected an increase in bottle/can volume of 2%, an increase in sales to other Coca-Cola bottlers of $22.9 million, or 24%, and an increase in average revenue per case of 2%. Energy products contributed 31% and 19%, respectively, of the increase in bottle/can sales in Q3 2006 and YTD 2006 compared to Q3 2005 and YTD 2005. The Q3 2006 and YTD 2006 increases in sales to other Coca-Cola bottlers were primarily related to sales of Full Throttle. Competitive pricing primarily in the supermarket channel and ongoing pricing pressures in the bottled water category, limited the increase in average revenue per case. The Company has a long-term strategy of executing price increases necessary to maintain its margins. Demand for carbonated beverages, other than energy products, decreased in Q3 2006.

The Company has experienced declines in the demand for sugar carbonated beverages over the past several years and expects this trend will continue. The Company anticipates overall bottle/can revenue will be primarily dependent upon continued growth in diet products, sports drinks, bottled water and energy products; the introduction of new beverage products and the appropriate pricing of brands and packaging within sales channels.

Gross margin decreased 2.3% in Q3 2006 compared to Q3 2005 and increased .9% in YTD 2006 compared to YTD 2005. The decrease in gross margin in Q3 2006 compared to Q3 2005 was primarily due to increases in raw material and other manufacturing costs, which were not entirely offset by an increase in average revenue per case. The increase in gross margin in YTD 2006 compared to YTD 2005 was due to increases in bottle/can revenue partially offset by increases in raw material and other manufacturing costs.

The Company’s gross margin percentage declined to 42.5% in Q3 2006 from 44.5% in Q3 2005 and declined to 43.2% in YTD 2006 from 45.2% in YTD 2005. The decline in gross margin percentage in YTD 2006 from YTD 2005 was due to the receipt of $6.4 million from the settlement of a class action litigation in the second quarter of 2005 (“Q2 2005”) (which was accounted for as a reduction of cost of sales), higher raw material costs in 2006 and an increase in sales to other Coca-Cola bottlers, which have lower margins than the Company’s bottle/can sales to retail customers. The proceeds from the settlement of the litigation and increased sales to other Coca-Cola bottlers accounted for 1% of the 2% decrease in the gross margin percentage for YTD 2006. The decline in gross margin percentage in Q3 2006 compared to Q3 2005 was primarily due to higher raw material and other manufacturing costs.

S,D&A expenses increased 1.9% and 3.7% in Q3 2006 and YTD 2006 from Q3 2005 and YTD 2005, respectively. The increase in S,D&A expenses in Q3 2006 compared to Q3 2005 was primarily attributable to increases in employee related expenses, property and casualty insurance costs and fuel costs offset by lower employee benefit costs and a decrease in depreciation expense. The increase in S,D&A expenses in YTD 2006 compared to YTD 2005 was primarily attributable to increases in employee related expenses, property and casualty insurance costs and fuel costs, offset by a decrease in depreciation expense and lower employee benefit costs.

Interest expense increased by 6.2% in Q3 2006 from Q3 2005 and increased by 3.9% in YTD 2006 from YTD 2005. The changes primarily reflected higher interest rates on the Company’s floating rate debt offset by the $1.3 million financing transaction costs in Q2 2005 related to the exchange of $164.8 million of the Company’s long-term debentures. Excluding the impact of the $1.3 million financing transaction costs, the Company’s overall weighted average interest rate increased to 6.6% during YTD 2006 from 6.0% during YTD 2005.

Net debt and capital lease obligations were summarized as follows:

In Thousands	Oct. 1, 2006	Jan. 1, 2006	Oct. 2, 2005
Debt	$691,450	$697,989	$700,039
Capital lease obligations	77,911	79,202	79,670

Total debt and capital lease obligations	769,361	777,191	779,709
Less: Cash and cash equivalents	57,420	39,608	35,838

Total net debt and capital lease obligations (1)	$711,941	$737,583	$743,871

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in evaluating the Company’s capital structure and financial leverage.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practice in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” This SFAS requires the following for defined pension and other postretirement plans:

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

The Statement is effective for fiscal years ending after December 15, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The impact of the adoption of this Statement will be to increase the Company’s pension and postretirement liabilities. Based on actuarial valuation prepared during 2006, assuming no significant changes in assumptions and funding strategies, the Company estimates the impact will be to increase its pension and postretirement liabilities by approximately $8 million, requiring an after-tax charge to other comprehensive income of approximately $5 million and increase deferred tax assets by approximately $3 million.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet (iron curtain) and income statement (rollover) approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective in the Company’s fourth quarter of 2006. The Company is in the process of determining the impact of this bulletin on the consolidated financial statements.

Results of Operations

Q3 2006 Compared to Q3 2005 and YTD 2006 Compared to YTD 2005

Net Income and Earnings Per Share

The Company reported net income for Q3 2006 of $4.9 million, or $.54 per basic share for both Common Stock and Class B Common Stock, compared with net income for Q3 2005 of $8.8 million, or $.97 per basic share for both Common Stock and Class B Common Stock. Net income for YTD 2006 was $14.6 million, or $1.61 per basic share for both Common Stock and Class B Common Stock, compared to net income for YTD 2005 of $21.0 million, or $2.32 per basic share for both Common Stock and Class B Common Stock.

Results in YTD 2005 were impacted, on a pre-tax basis, by the following:

•	A favorable adjustment of $6.4 million related to proceeds received from the settlement of litigation regarding purchases of high fructose corn syrup, which was reflected as a reduction in cost of sales.

•	A favorable adjustment of $1.1 million related to an adjustment of amounts accrued for certain executive benefit plans due to the resignation of an executive, which was reflected as a reduction to S,D&A expenses.

•	Financing transaction costs of $1.3 million related to the exchange of $164.8 million of the Company’s long-term debt, which was reflected as an increase to interest expense.

Net Sales

Net sales in Q3 2006 and YTD 2006 increased 2.4% and 5.6% from the same periods in 2005, respectively. The increase in net sales in Q3 2006 compared to Q3 2005 reflected an increase in average revenue per case of 1% and an increase in sales to other Coca-Cola bottlers of $5.8 million, or 17%. Bottle/can volume growth was flat in Q3 2006 compared to Q3 2005. The increase in net sales in YTD 2006 compared to YTD 2005 reflected an increase in bottle/can volume of 2%, an increase in sales to other Coca-Cola bottlers of $22.9 million, or 24%, and an increase in average revenue per case of 2%. Growth in energy products contributed 31% and 19%, respectively, of the increase in bottle/can sales in Q3 2006 and YTD 2006 compared to Q3 2005 and YTD 2005. Competitive pricing pressures, primarily in the supermarket channel and ongoing pricing pressures in the bottled water category, limited the increase in average revenue per case. Demand for carbonated beverages, other than energy products, decreased by 1% in Q3 2006.

In YTD 2006, the Company’s bottle/can volume to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per case is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per case can increase without an actual increase in wholesale pricing. The increase in the Company’s bottle/can net price per case in Q3 2006 compared to Q3 2005 was primarily due to higher prices for energy products and sports drinks offset by a decrease in pricing in the supermarket channel in response to competitive pressures and ongoing pricing pressures in the bottled water category. In YTD 2006, the increase in the Company’s bottle/can net price per case was primarily achieved with price increases, but also reflects additional mix benefit associated with energy products, sport drinks and new products, including Vault, Coca-Cola Zero and Dasani flavors. Energy products comprised .7% of the overall bottle/can volume in Q3 2006 and YTD 2006 compared to .5% in Q3 2005 and YTD 2005.

The percentage change in bottle/can volume by product category in Q3 2006 and YTD 2006 compared to Q3 2005 and YTD 2005 was as follows:

Product Category	Bottle/Can Volume % Increase (Decrease)
	Third Quarter	First Nine Months
Carbonated soft drinks (including energy products)	(1.2)	.6
Noncarbonated beverages	4.3	10.6
Total bottle/can volume	(0.4)	1.9

The Company’s net sales to other Coca-Cola bottlers and post-mix net sales increased to $118.5 million and $57.8 million in YTD 2006 compared to $95.7 million and $56.0 million in YTD 2005, respectively. The significant increase in sales to other Coca-Cola bottlers resulted primarily from sales of Full Throttle. The Company produces this product for the majority of the Coca-Cola bottlers in the eastern half of the United States.

Noncarbonated beverages comprised 15.9% and 13.9% of the overall bottle/can volume in Q3 2006 and YTD 2006 compared to 15.2% and 12.8% in Q3 2005 and YTD 2005, respectively.

The Company’s products are sold and distributed through various channels. The channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2006, 68% of the Company’s bottle/can volume to retail customers was from products sold for future consumption. The remaining bottle/can volume to retail customers of 32% was from products sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for 15% of the Company’s total bottle/can volume with retail customers during YTD 2006. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume with retail customers during YTD 2006. All of the Company’s sales are to customers in the United States.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales per case for bottle/can volume increased 4.9% in Q3 2006 and 5.5% for YTD 2006 compared to the same periods of 2005. The increase in cost of sales per case in Q3 2006 compared to Q3 2005 was due to an increase in concentrate, sweetener and packaging costs, and due to higher sales of energy products, which have a higher per unit cost. The increase in cost of sales per case in YTD

2006 compared to YTD 2005 was due to an increase in concentrate, sweetener and packaging costs and increases due to higher sales of energy products, which have a higher per unit cost, and the impact in Q2 2005 of proceeds received from the high fructose corn syrup litigation settlement. There were also higher energy costs, increased labor rates and increases in other manufacturing costs in both Q3 2006 compared to Q3 2005 and YTD 2006 compared to YTD 2005. The increases in cost of sales per case for bottle/can volume in Q3 2006 and YTD 2006 compared to the same periods in 2005 were partially offset by higher utilization, increased sales to other Coca-Cola bottlers and increased marketing funding support.

Beginning in 2007, it is anticipated the majority of the Company’s aluminum requirements will not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum can bodies may increase in excess of 10% in 2007. High fructose corn syrup costs are also expected to increase significantly in 2007 as a result of increasing demand for corn products around the world and as a result of alternate uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the cost of high fructose corn syrup may increase in excess of 15% in 2007. If during YTD 2006, the cost of aluminum can bodies was 10% higher, the cost of high fructose corn syrup was 15% higher and the Company’s bottle/can pricing was unchanged, gross margin would have decreased by approximately $11 million.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $25.6 million for YTD 2006 compared to $22.2 million for YTD 2005 and was recorded as a reduction in cost of sales.

Gross Margin

Gross margin decreased $3.8 million, or 2.3%, in Q3 2006 compared to Q3 2005 and increased $4.1 million, or .9%, in YTD 2006 compared to YTD 2005.

Gross margin as a percentage of net sales decreased to 42.5% in Q3 2006 from 44.5% in Q3 2005 and 43.2% in YTD 2006 from 45.2% in YTD 2005. The decrease in gross margin percentage was primarily due to proceeds received related to the litigation settlement in Q2 2005, an increase in raw material and other manufacturing costs and an increase in sales to other Coca-Cola bottlers, which have lower margins than the Company’s bottle/can sales to retail customers. Gross margin as a percentage of net sales excluding the impact of the litigation settlement and sales to other Coca-Cola bottlers decreased to 47.1% in Q3 2006 from 49.0% in Q3 2005 and decreased to 48.1% in YTD 2006 from 49.1% in YTD 2005. The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

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

S,D&A expenses increased by 1.9% in Q3 2006 compared to Q3 2005 and 3.7% in YTD 2006 compared to YTD 2005. The increase in S,D&A expenses for Q3 2006 was due to higher employee related expenses of 5.1% due to wage increases for the Company’s employees and additional employee personnel, increased property and casualty costs of 13.9% and higher fuel costs of 8.7% related to the movement of finished goods from sales distribution centers to customer locations, offset by a decrease in depreciation expense of 2.7% and lower employee benefit costs of 14.7%. The increase in S,D&A expenses for YTD 2006 was due to higher employee related expenses of 5.5% due to wage increases for the Company’s employees and additional employee personnel, increased property and casualty costs of 17.0% and higher fuel costs of 17.8%, offset by a decrease in depreciation expense of 2.5% and lower employee benefit costs of 2.3%. The decrease in depreciation expense from YTD 2006 to YTD 2005 was primarily due to lower levels of capital spending over the past several years. S,D&A expenses in YTD 2006 compared to YTD 2005 were also effected by a favorable adjustment in Q2 2005 of $1.1 million related to an adjustment of amounts accrued for certain benefit plans upon the resignation of an executive.

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales, as noted above. Distribution costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $147.7 million and $136.3 million in YTD 2006 and YTD 2005, respectively. The Company charges certain customers a delivery fee to offset a portion of the increased fuel costs. The Company initiated this delivery fee in October 2005. The delivery fee is recorded in net sales and was $.7 million and $2.1 million in Q3 2006 and YTD 2006, respectively.

In February 2006, the Company announced an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The Company anticipates the annual expense for its pension plans will decrease by approximately $3.7 million in 2006 from 2005 with such decrease to be recognized in the third and fourth quarters of 2006. Net periodic pension expense decreased $2.5 million from Q3 2005 to Q3 2006 and decreased $1.2 million from YTD 2006 to YTD 2005. The Company also announced in February 2006 plans to enhance its 401(k) Savings Plan for eligible employees beginning in the first quarter of 2007.

In October 2005, the Company announced changes to its postretirement health care plan. As a result of these changes, the Company’s annual expense for postretirement health care will decrease approximately $2.4 million in 2006 as compared to 2005. Such expense decreased $1.8 million in YTD 2006 compared to YTD 2005.

Amortization of Intangibles

Amortization of intangibles for YTD 2006 declined by $.3 million compared to YTD 2005. The decline in amortization expense was due to the impact of certain customer relationships recorded in other identifiable intangible assets which are now fully amortized.

Interest Expense

Interest expense increased by $.7 million, or 6.2%, in Q3 2006 from Q3 2005 and increased by $1.4 million, or 3.9%, in YTD 2006 from YTD 2005. The changes primarily reflect higher interest rates on the Company’s floating rate debt and the $1.3 million financing transaction costs in Q2 2005 related to the exchange of $164.8 million of the Company’s debentures. Excluding the impact of the $1.3 million financing transaction costs, the Company’s overall weighted average interest rate increased to 6.6% during YTD 2006 from 6.0% during YTD 2005. See the “Liquidity and Capital Resources, Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest

The Company recognized minority interest of $.8 million in Q3 2006 compared to $1.2 million in Q3 2005 and $2.5 million in YTD 2006 compared to $3.2 million in YTD 2005 related to the portion of Piedmont owned by The Coca-Cola Company.

Income Taxes

The Company’s effective income tax rate for YTD 2006 was 41.1% compared to 41.5% for YTD 2005. The effective income tax rate reflects expected full year 2006 earnings. The Company’s income tax rate for the remainder of 2006 is dependent upon results of operations and may change if the results for 2006 are different from current expectations.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Financial Condition

Total assets increased to $1.4 billion at October 1, 2006 from $1.3 billion at January 1, 2006 primarily due to increases in cash and cash equivalents, accounts receivable from The Coca-Cola Company and prepaid expenses and other current assets. Total assets were $1.4 billion at October 1, 2006 and at October 2, 2005.

Net working capital, defined as current assets less current liabilities, increased by $20.2 million at October 1, 2006 from January 1, 2006 and increased by $21.7 million at October 1, 2006 from October 2, 2005.

Significant changes in net working capital from January 1, 2006 were as follows:

•	A decrease in accounts receivable, trade, of $3.8 million due to the timing of collections.

•	An increase in accounts receivable from The Coca-Cola Company of $5.6 million primarily due to the timing of various reimbursements.

•	An increase in prepaid expenses and other current assets of $5.8 million primarily due to the timing of payments.

•	An increase in accounts payable to The Coca-Cola Company of $7.3 million due to the timing of payments and higher bottle/can revenue.

•	A decrease in accrued compensation of $4.2 million due to the payment of accrued employee incentives in March 2006.

•	An increase in accrued interest payable of $8.9 million due to the timing of payments.

Significant changes in net working capital from October 2, 2005 were as follows:

•	A decrease in accounts receivable, trade of $9.0 million due to lower bottle/can revenue in September 2006 as compared to September 2005.

•	A decrease in accounts payable, trade of $3.3 million primarily due to the timing of payments and lower bottle/can sales volume in September 2006 compared to September 2005.

•	A decrease in other accrued liabilities of $5.4 million primarily due to the timing of payments and a decrease in state income taxes payable.

Debt and capital lease obligations were $769.4 million as of October 1, 2006 compared to $777.2 million as of January 1, 2006 and $779.7 million as of October 2, 2005. Debt and capital lease obligations as of October 1, 2006 included $77.9 million of capital lease obligations related primarily to Company facilities.

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

The Company primarily uses cash flows from operations and available credit facilities to meet its cash requirements. As of October 1, 2006, the Company had $100 million available under its revolving credit facility to meet its cash requirements. The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at October 1, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks.

The Company has obtained the majority of its long-term financing from public markets. As of October 1, 2006, $691.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $769.4 million was financed through publicly offered debt. The Company had capital lease obligations of $77.9 million as of October 1, 2006. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, income tax payments and dividends.

A summary of activity for YTD 2006 and YTD 2005 follows:

	First Nine Months
In Millions	2006	2005
Cash Sources
Cash provided by operating activities (excluding income tax payments)	$97.5	$86.6
Other	2.4	3.7

Total cash sources	$99.9	$90.3

Cash Uses
Capital expenditures	$50.7	$25.5
Payments of debt and capital lease obligations	7.8	9.3
Dividends	6.8	6.8
Income tax payments	16.5	6.1
Premium on exchange of debt	—	15.6
Other	.3	—

Total cash uses	$82.1	$63.3

Increase in cash	$17.8	$27.0

Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will increase to a range of $16 million to $19 million in 2006 from $11.2 million in 2005. The estimated cash requirements for 2006 include $5 million related to the settlement of a state tax audit, which was paid in Q1 2006.

Investing Activities

Additions to property, plant and equipment during YTD 2006 were $50.7 million compared to $25.5 million during YTD 2005. The increase in capital expenditures in YTD 2006 was due to the purchase of new route delivery vehicles and costs associated with the Company’s ongoing implementation of its ERP computer systems. Capital expenditures during YTD 2006 were funded with cash flows from operations and cash and cash equivalents. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital.

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

The Company has a five-year $100 million revolving credit facility. On October 1, 2006, there were no amounts outstanding under the facility. The facility matures in April 2010 and includes an option to extend the term for an additional year at the discretion of the participating banks. The facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at October 1, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. On October 1, 2006 and October 2, 2005, there were no amounts outstanding under the lines of credit. On January 1, 2006, $6.5 million was outstanding under the lines of credit.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At October 1, 2006, the Company’s credit ratings were as follows:

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

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to the Company’s 2005 performance, effective January 2, 2006, under a restricted stock award plan that provides for annual awards of such shares subject to the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan.

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

The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock award in 2006, were approved by the Board of Directors in Q1 2006 and the Company recorded the 20,000 share award at the grant-date price of $46.45 per share. Total stock compensation expense will be approximately $929,000 over the one-year service period provided the Company achieves at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. $696,750 has been recognized as stock compensation expense in YTD 2006. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Prior to the adoption of SFAS No. 123, the Company accrued compensation expense over the course of the one-year service period with the final expense based upon the end of the period stock price.

The following table illustrates the effect on reported net income and earnings per share for Q3 2005 and YTD 2005 had the Company accounted for the stock grant using the fair value method in SFAS 123:

In Thousands (Except Per Share Data)	Q3 2005	YTD 2005
Net income as reported	$8,792	$21,030
Add: Stock grant expense, net of tax	253	752
Less: Stock grant expense under SFAS 123, net of tax	(276)	(818)

Net income – pro forma	$8,769	$20,964

Net income per share:
Common Stock:
Basic – as reported	$.97	$2.32

Basic – pro forma	$.97	$2.31

Diluted – as reported	$.97	$2.32

Diluted – pro forma	$.96	$2.30

Class B Common Stock:
Basic – as reported	$.97	$2.32

Basic – pro forma	$.97	$2.31

Diluted – as reported	$.97	$2.32

Diluted – pro forma	$.96	$2.30

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives that are variable interest entities. The Company has guaranteed $41.4 million of debt and related lease obligations for these cooperatives. As of October 1, 2006, the Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantees. As of October 1, 2006, the Company’s maximum exposure, if the cooperatives borrowed up to their borrowing capacity, would have been $67.3 million including the Company’s equity interest. The Company has determined it is not the primary beneficiary of either of the cooperatives. See Note 14 of the consolidated financial statements for additional information about these cooperatives.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of October 1, 2006:

	Payments Due by Period
In Thousands	Total	Oct. 2006- Sept. 2007	Oct. 2007- Sept. 2009	Oct. 2009- Sept. 2011	After Sept. 2011
Contractual obligations:
Total debt, net of interest	$691,450	$—	$276,693	$—	$414,757
Capital lease obligations, net of interest	77,911	1,583	3,469	4,008	68,851
Estimated interest on long-term debt and capital lease obligations (1)	369,162	47,137	76,499	56,654	188,872
Interest rate swap agreements (1)	10,804	4,759	4,481	988	576
Purchase obligations (2)	611,838	79,805	159,610	159,610	212,813
Other long-term liabilities (3)	85,324	5,314	10,376	9,605	60,029
Operating leases	18,648	2,814	4,470	2,547	8,817
Long-term contractual arrangements (4)	29,489	7,469	11,961	6,328	3,731
Purchase orders (5)	24,051	24,051	—	—	—

Total contractual obligations	$1,918,677	$172,932	$547,559	$239,740	$958,446

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed. Amount includes approximately $1.2 million related to route delivery trucks.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

The Company has $20.9 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of October 1, 2006. See Note 14 of the consolidated financial statements for additional information related to commercial commitments and guarantees.

The Company anticipates contributions to the Company-sponsored pension plans will be less than $1 million in 2006. Postretirement benefit payments are expected to be in the range of $2 million to $3 million in 2006. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

During both YTD 2006 and YTD 2005, interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $1.3 million in each period.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.8% as of October 1, 2006 compared to 6.2% as of January 1, 2006 and 5.9% as of October 2, 2005. Approximately 42% of the Company’s debt and capital lease obligations of $769.4 million as of October 1, 2006 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of October 1, 2006, interest expense for the next twelve months would increase by approximately $3.2 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of October 1, 2006, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Subsequent Event

In November 2006, the Company reached an agreement with a state taxing authority to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, in the fourth quarter of 2006 the Company will reduce the valuation allowance on related deferred tax assets by $1.8 million and reduce the liability for uncertain tax positions by $2.6 million. This adjustment will be reflected as a reduction of income tax expense in the fourth quarter of 2006.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	anticipated return on pension plan investments;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to reduce its financial leverage over time;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s key priorities which are revenue management, product innovation, distribution cost management and productivity;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of October 1, 2006;

•	the Company’s belief that contributions to the Company-sponsored pension plans will be less than $1 million in 2006;

•	the Company’s belief that postretirement benefit payments are expected to be in the range of $2 million to $3 million in 2006;

•	anticipated cash payments for income taxes will be in the range of $16 million to $19 million in 2006;

•	anticipated additions to property, plant and equipment in 2006 will be in the range of $60 million to $65 million;

•	the Company’s belief that demand for sugar carbonated soft drinks will continue to decline;

•	the Company’s belief that its pension expense will decrease by approximately $3.7 million in 2006;

•	the Company’s belief that its postretirement health care expense will decrease by approximately $2.4 million in 2006;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that the implementation of its new delivery method will continue over the next two to three years and should generate significant vehicle productivity gains and labor productivity improvements in future years;

•	the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet products, sport drinks, bottled water and energy products, the introduction of new products and the pricing of brands and packages within sales channels;

•	the Company’s long-term strategy of executing price increases necessary to maintain its margins;

•	the Company’s belief that its Board of Directors would not systematically declare dividends on its Common Stock without declaring dividends on its Class B Common Stock;

•	the Company’s belief that the cost of aluminum can bodies may increase in excess of 10% in 2007;

•	the Company’s belief that the cost of high fructose corn syrup may increase in excess of 15% in 2007; and

•	the Company’s hypothetical calculation of the impact on YTD 2006 gross margin if aluminum can bodies were 10% higher and if the cost of high fructose corn syrup was 15% higher.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Raw Material and Commodity Price Risk

Beginning in 2007, it is anticipated the majority of the Company’s aluminum requirements will not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum can bodies may increase in excess of 10% in 2007. High fructose corn syrup costs are also expected to increase significantly in 2007 as a result of increasing demand for corn products around the world and as a result of alternate uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the cost of high fructose corn syrup may increase in excess of 15% in 2007. If during YTD 2006, the cost of aluminum can bodies was 10% higher, the cost of high fructose corn syrup was 15% higher and the Company’s bottle/can pricing was unchanged, gross margin would have decreased by approximately $11 million.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in the United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs seek preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages. On March 17, 2006, the Missouri District Court transferred the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia (the “District Court”).

In April 2006, warehouse delivery of POWERade commenced in the Company’s exclusive franchise territory. On April 21, 2006, the bottler plaintiffs requested that the District Court defer any hearing or further briefing on their motion for preliminary injunctive relief. On September 5, 2006, the District Court granted the Company’s motion to intervene as defendant for the limited purpose of opposing the injunctive relief sought by the bottler plaintiffs. The District Court found that the Company had a legally protectable interest at stake in the litigation in that the relief requested would preclude the Company from warehouse delivery of POWERade within its exclusive franchise territory.

The bottler plaintiffs do not seek to recover damages from the Company. The parties to the lawsuit are currently engaged in the discovery process.

The Company is involved in other claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these other claims and legal proceedings, management believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these other claims and legal proceedings.

Item 1A. Risk Factors.

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

The Company’s Board of Directors has the ability to declare dividends on the Company’s Common Stock without declaring equal or any dividends on the Company’s Class B Common Stock.

Under the Company’s Certificate of Incorporation, the Board of Directors may declare dividends on Common Stock without declaring equal or any dividends on the Class B Common Stock.

However, the holders of the Class B Common Stock control approximately 88% of the total voting power of the common stockholders of the Company and the election of the Board, and the Board has declared and the Company has paid dividends on Common Stock and Class B Common Stock and each class of common stock has participated equally, on a per share basis, in all dividends declared and paid by the Board since 1994. As such, the Company does not believe the Board would systematically declare dividends on the Common Stock without declaring dividends on the Class B Common Stock.

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

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: November 13, 2006	By:	/s/ Steven D. Westphal
Steven D. Westphal
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer