Form 10-K
period 2006-12-31
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2007-03-14
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-9286

Coca-Cola Bottling Co. Consolidated

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4100 Coca-Cola Plaza, Charlotte, North Carolina 28211

(Address of principal executive offices) (Zip Code)

(704) 557-4400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	The Nasdaq Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Market Value as of July 2, 2006
Common Stock, $l.00 Par Value	$236,388,115
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2007
Common Stock, $1.00 Par Value	6,643,177
Class B Common Stock, $1.00 Par Value	2,480,152

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2007 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.    Business

Introduction

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (together with its majority-owned subsidiaries, the “Company”), produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia (“The Coca-Cola Company”) which include some of the most recognized and popular beverage brands in the world. The Company, which was incorporated in 1980, and its predecessors have been in the nonalcoholic beverage manufacturing and distribution business since 1902.

The Company is the second largest Coca-Cola bottler in the United States. Since 2000, the Company has placed significant emphasis on new product innovation and product line extensions as a strategy to increase overall revenue. Additionally, the Company considers opportunities for acquiring additional territories on an ongoing basis. To achieve its goals, further purchases and sales of bottling rights and entities possessing such rights and other related transactions designed to facilitate such purchases and sales may occur.

The Coca-Cola Company currently owns approximately 27% of the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis. J. Frank Harrison, III, the Company’s Chairman and Chief Executive Officer, is party to a Voting Agreement and Irrevocable Proxy with The Coca-Cola Company pursuant to which, among other things, Mr. Harrison, III has been granted an Irrevocable Proxy for life concerning the shares of Common Stock and Class B Common Stock owned by The Coca-Cola Company. Mr. Harrison, III currently owns or controls approximately 92% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

The Company holds Bottle Contracts and Allied Bottle Contracts under which it produces and markets, in certain regions, carbonated nonalcoholic beverage products of The Coca-Cola Company.

The Company also holds Noncarbonated Beverage Contracts under which it distributes and markets in certain regions noncarbonated beverages such as POWERade, Dasani, Dasani flavors, Minute Maid Adult Refreshments and Minute Maid Juices To Go. The Company holds contracts to produce and market Dr Pepper in some of its regions. The Company also distributes and markets various other products, including Full Throttle, Tab Energy, Cinnabon Premium Coffee Lattes and Sundrop, in one or more of the Company’s regions under agreements with the companies that hold and license the use of their trademarks for these beverages. Beginning in 2007, the Company began distribution of two of its own products, Respect and Tum-E Yummies. In addition, the Company also produces soft drinks for other Coca-Cola bottlers. In some instances, the Company distributes beverages without a written agreement.

The Company’s principal soft drink is Coca-Cola classic. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can sales volume to retail customers. In total, the products of The Coca-Cola Company accounted for approximately 90% of the Company’s bottle/can sales volume to retail customers during fiscal years 2006, 2005 and 2004.

Beverage Agreements

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce, market and distribute in its exclusive territory The Coca-Cola Company’s soft drinks in bottles, cans and five gallon pressurized pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages and other trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produces the soft drink known as “Coca-Cola classic” and other soft drinks of The Coca-Cola Company which are manufactured and marketed by the Company. The Company also purchases sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company’s right to use, in its territories, the tradenames and trademarks, such as “Coca-Cola classic” and their associated patents, copyrights, designs and labels, which are owned by The Coca-Cola Company. The Coca-Cola Company has no rights under these contracts to establish the resale prices at which the Company sells its products. The Company has similar arrangements with Cadbury Schweppes and other beverage companies.

Bottle Contracts for Coca-Cola Trademark Beverages.    The Company is party to standard bottle contracts with The Coca-Cola Company for each of its bottling territories (the “Bottle Contracts”) which provide that the Company will purchase its entire requirement of concentrates and syrups for beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages”) from The Coca-Cola Company. The Company may not produce, deal in or otherwise handle any “cola product” other than those of The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers of the nature currently used by the Company, which include cans and nonrefillable bottles. The Coca-Cola Company may determine from time to time the type of containers to authorize for use by the Company. The Company cannot sell Coca-Cola Trademark Beverages outside of its exclusive territories.

The prices The Coca-Cola Company charges for concentrate and syrup under the Bottle Contracts are reset by The Coca-Cola Company. Except as provided in the Supplementary Agreement described below, there are no limitations on prices for concentrate or syrup. Consequently, the prices at which the Company purchases concentrate and syrup in the future under the Bottle Contracts may vary materially from the prices it has paid during the periods covered by the financial information included in this report.

Under the Bottle Contracts, the Company is obligated:

•

to maintain such plant, equipment, staff and distribution and vending facilities as are capable of manufacturing, packaging and distributing the Coca-Cola Trademark Beverages in authorized containers, and in sufficient quantities to satisfy fully the demand for these beverages in its territories;

•	to undertake adequate quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company;

•

to develop, stimulate and satisfy fully the demand for Coca-Cola Trademark Beverages and to use all approved means, and to spend such funds on advertising and other forms of marketing as may be reasonably required, to meet that objective; and

•	to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company.

The Bottle Contracts require the Company to submit to The Coca-Cola Company each year its plans for marketing, management and advertising with respect to the Coca-Cola Trademark Beverages for the ensuing year. Such plans must demonstrate that the Company has the financial capacity to perform its duties and obligations to The Coca-Cola Company under the Bottle Contracts. The Bottle Contracts require that the Company obtain The Coca-Cola Company’s approval of those plans, which approval may not be unreasonably withheld, and the Bottle Contracts provide that if the Company carries out its plans in all material respects, it will have satisfied its contractual obligations to The Coca-Cola Company. The Bottle Contracts further provide that failure to carry out such plans in all material respects would constitute an event of default which, if not cured within 120 days of notice of such failure, would give The Coca-Cola Company the right to terminate the Bottle Contracts. The Bottle Contracts further provide that if the Company at any time fails to carry out a plan in all material respects with respect to any geographic segment (as defined by The Coca-Cola Company) of its territory, and if that failure is not cured within six months of notice of such failure, The Coca-Cola Company may reduce the territory covered by the applicable Bottle Contract by eliminating the portion of the territory with respect to which the failure has occurred.

The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing. As it has in the past, The Coca-Cola Company may contribute to such expenditures and undertake independent advertising and marketing activities, as well as advertising and sales promotion programs which require mutual cooperation and financial support of the Company. The future levels of marketing funding support and promotional funds provided by The Coca-Cola Company may vary materially from the levels provided during the periods covered by the information included in this report.

The Coca-Cola Company has the sole and exclusive right and discretion to reformulate any of the Coca-Cola Trademark Beverages. In addition, The Coca-Cola Company has the right to discontinue any of the Coca-Cola Trademark Beverages, subject to certain limitations, so long as all Coca-Cola Trademark Beverages are not discontinued. The Coca-Cola Company may also introduce new beverages under the trademarks “Coca-Cola” or “Coke” or any modification thereof, and in that event the Company would be obligated to manufacture, package, distribute and sell the new beverages with the same duties as exist under the Bottle Contracts with respect to Coca-Cola Trademark Beverages.

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

The Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default by the Company include:

•	the Company’s insolvency, bankruptcy, dissolution, receivership or similar conditions;

•	the Company’s disposition of any interest in the securities of any bottling subsidiary without the consent of The Coca-Cola Company;

•	termination of any agreement regarding the manufacture, packaging, distribution or sale of Coca-Cola Trademark Beverages between The Coca-Cola Company and any person that controls the Company;

•

any material breach of any obligation arising under the Bottle Contracts (including failure to make timely payment for any concentrate or syrup or of any other debt owing to The Coca-Cola Company, failure to meet sanitary or quality control standards, failure to comply strictly with manufacturing standards and instructions, failure to carry out an approved plan as described above, and failure to cure a violation of the terms regarding imitation products) that remains uncured for 120 days after notice by The Coca-Cola Company;

•	producing, manufacturing, selling or dealing in any product or any concentrate or syrup which might be confused with those of The Coca-Cola Company;

•

selling any product under any trade dress, trademark or tradename or in any container that is an imitation of a trade dress or container in which The Coca-Cola Company claims a proprietary interest; and

•	owning any equity interest in or controlling any entity which performs any of the activities described in the immediately preceding two items.

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

Allied Bottle Contracts with The Coca-Cola Company.    The Company is a party to other contracts with The Coca-Cola Company (the “Allied Bottle Contracts”) which grant exclusive rights to the Company with respect to the distribution of carbonated beverages that are not Coca-Cola Trademark Beverages and certain noncarbonated beverages (together, the “Allied Beverages”) for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of ten years and is renewable by the Company for an additional ten years at the end of each ten-year period, but is subject to termination by The Coca-Cola Company in the event of:

•	the Company’s insolvency, bankruptcy, dissolution, receivership or similar condition;

•	termination of the Company’s Bottle Contracts covering the same territory by either party for any reason; and

•	any material breach of any obligation of the Company under the Allied Bottle Contracts that remains uncured for 120 days after notice by The Coca-Cola Company.

The territories covered by the Allied Bottle Contracts are the same as the territories covered by the Bottle Contracts, except the Company does not sell Mr Pibb in the territories the Company sells Dr Pepper. The Company intends to renew substantially all the Allied Bottle Contracts as they expire.

Supplementary Agreement Relating to Bottle Contracts and Allied Bottle Contracts.    The Company and The Coca-Cola Company are also parties to a Supplementary Agreement (the “Supplementary Agreement”) that modifies some of the provisions of the Bottle Contracts for the Coca-Cola Trademark Beverages and the Allied Bottle Contracts. The Supplementary Agreement provides that The Coca-Cola Company will:

•	exercise good faith and fair dealing in its relationship with the Company under the Bottle Contracts and Allied Bottle Contracts;

•	offer marketing funding support and exercise its rights under the Bottle Contracts and Allied Bottle Contracts in a manner consistent with its dealings with comparable bottlers;

•

offer to the Company any written amendment to the Bottle Contracts or Allied Bottle Contracts (except amendments dealing with transfer of ownership) which it offers to any other bottler in the United States; and

•

subject to certain limited exceptions, sell syrups and concentrates to the Company at prices no greater than those charged to other bottlers which are parties to contracts substantially similar to the Bottle Contracts and Allied Bottle Contracts.

The Supplementary Agreement permits transfers of the Company’s capital stock that would otherwise be limited by the Bottle Contracts.

Noncarbonated Beverage Contracts with The Coca-Cola Company.    The Company purchases and distributes certain noncarbonated beverages such as sports drinks, teas and juice drinks primarily in finished form from The Coca-Cola Company, and produces, markets and distributes Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Contracts”). The Noncarbonated Beverage Contracts contain provisions that are similar to the Bottle Contracts and Allied Bottle Contracts with respect to authorized containers, planning and related matters, but the Noncarbonated Beverage Contracts also have certain significant differences. Unlike the Bottle Contracts and Allied Bottle Contracts, which grant the Company exclusivity in the distribution of the respective beverages in the territory, the Noncarbonated Beverage Contracts grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to the Company’s right of first refusal, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the Company’s territory where noncarbonated beverages are consumed on-premise, including restaurants. The Coca-Cola Company must pay the Company certain fees in the event of such commissary sales. Also, under the Noncarbonated Beverage Contracts, the Company may not sell other beverages in the same product category. The Coca-Cola Company establishes the pricing the Company must pay for the noncarbonated beverages or, in the case of Dasani, the concentrate. Each of the Noncarbonated Beverage Contracts has a term of ten or fifteen years and is renewable by the Company at the end of each term. The Company intends to renew substantially all the Noncarbonated Beverage Contracts as they expire.

Other Bottling Agreements.    The bottling agreements from most other beverage companies are similar to those described above in that they are renewable at the option of the Company. The price the beverage companies may charge for syrup or concentrate is set by the beverage companies from time to time. These bottling agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 10% of the Company’s bottle/can volume sales to retail customers for 2006, 2005 and 2004. The territories covered by bottling agreements for products of beverage companies other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company’s business.

Post-Mix Rights and Sales to Other Bottlers.    The Company also has the non-exclusive right to sell Coca-Cola classic and other fountain syrups (“post-mix”) of The Coca-Cola Company and fountain syrups of Cadbury Schweppes relating to Dr Pepper and Sundrop. In addition, the Company produces some products for sale to other Coca-Cola bottlers. Sales to other bottlers have lower margins but allow the Company to achieve higher utilization of its production equipment and facilities.

The Company’s net sales by category as a percentage of total net sales was as follows:

	Fiscal Year
	2006	2005	2004
Bottle/can sales under beverage contracts	84%	85%	88%
Post-mix sales	5%	5%	6%
Sales to other Coca-Cola bottlers	11%	10%	6%

Total	100%	100%	100%

The increase in sales to other Coca-Cola bottlers in 2005 and 2006 resulted primarily from volume related to shipments of Full Throttle, an energy product of The Coca-Cola Company. The Company produces Full Throttle for many of the Coca-Cola bottlers in the eastern half of the United States and anticipates continuing to produce this product for most of these Coca-Cola bottlers in 2007.

Markets and Production and Distribution Facilities

The Company currently holds bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is approximately 18.7 million.

The Company currently operates in seven principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina.    This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas. The region has an estimated population of 8.2 million. A production/distribution facility is located in Charlotte and 16 sales distribution facilities are located in the region.

2. South Carolina.    This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has an estimated population of 3.4 million. There are 6 sales distribution facilities in the region.

3. South Alabama.    This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has an estimated population of 1.0 million. A production/distribution facility is located in Mobile and 4 sales distribution facilities are located in the region.

4. South Georgia.    This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus and surrounding areas and a portion of the Florida Panhandle. This region has an estimated population of 1.1 million. There are 5 sales distribution facilities located in the region.

5. Middle Tennessee.    This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 2.1 million. A production/distribution facility is located in Nashville and 3 sales distribution facilities are located in the region.

6. Western Virginia.    This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.5 million. A production/distribution facility is located in Roanoke and 5 sales distribution facilities are located in the region.

7. West Virginia.    This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has an estimated population of 1.4 million. There are 8 sales distribution facilities located in the region.

The Company is a member of South Atlantic Canners (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.6 million, $1.5 million and $1.6 million in 2006, 2005 and 2004, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished product through May 2014. Purchases from SAC by the Company for finished products were $133 million, $127 million and $108 million in 2006, 2005 and 2004, respectively, or 29.3 million cases, 28.3 million cases and 23.9 million cases of finished product, respectively.

Raw Materials

In addition to concentrates obtained by the Company from The Coca-Cola Company and other beverage companies for use in its soft drink manufacturing, the Company also purchases sweeteners, carbon dioxide, plastic bottles, cans, closures and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweeteners, cans, carbon dioxide and plastic bottles, the Company purchases its raw materials from multiple suppliers.

The Company purchases substantially all of its plastic bottles (20-ounce, half liter, 390 ml and 2 liter sizes) from manufacturing plants which are owned and operated by Southeastern Container and Western Container, two cooperatives of Coca-Cola bottlers, which include the Company. The Company currently obtains all of its aluminum cans from one domestic supplier.

None of the materials or supplies used by the Company are currently in short supply, although the supply of specific materials (including plastic bottles, which are formulated using petroleum-based products) could be adversely affected by strikes, weather conditions, governmental controls or national emergency conditions.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS has negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) since 2004.

The Company anticipates that beginning in 2007, the majority of the Company’s aluminum requirements will not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum cans may increase by 10% to 20% in 2007. High fructose corn syrup costs are also expected to increase significantly in 2007 as a result of increasing demand for corn products around the world and as a result of alternate uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the costs of high fructose corn syrup will increase by 20% to 35% in 2007. The combined impact of increasing costs for aluminum cans and high fructose corn syrup, assuming flat volume, is anticipated to range between $24 million and $45 million.

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2006, approximately 68% of the Company’s bottle/can sales volume to retail customers was sold for future consumption. The remaining sales volume of approximately 32% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 16% of the Company’s total bottle/can sales volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can sales volume to retail customers. Wal-Mart Stores, Inc. accounted for approximately 11% of the Company’s total net sales. All of the Company’s sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions in the last three years include Coca-Cola Zero, Coca-Cola C2, diet Coke with lime, diet Coke with lemon, Vault, Vault Zero, Dasani flavors, Minute Maid Light, Sprite Remix and Full Throttle. New packaging introductions include Fridge Pack™ 12-ounce plastic bottles. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw material costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. There may be as many as 20 different packages for Coca-Cola classic within a single geographic area. Bottle/can sales volume to retail customers during 2006 was approximately 47% cans, 51% nonrefillable bottles and 2% other containers.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company’s products. The Coca-Cola Company and Cadbury Schweppes (the “Beverage Companies”) make substantial expenditures on advertising in the Company’s territories. The Company has also benefited from national advertising programs conducted by the Beverage Companies. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company’s products. Historically, these expenses have been partially offset by marketing funding support which the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding support in the future.

The substantial outlays which the Company makes for marketing and merchandising programs are generally regarded as necessary to maintain or increase revenue, and any significant curtailment of marketing funding support provided by the Beverage Companies for marketing programs which benefit the Company could have a material adverse effect on the operating and financial results of the Company.

Seasonality

Sales are seasonal, with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demand for carbonated beverages during these peak periods. Sales volume can be impacted by weather conditions. See “Item 2. Properties” for information relating to utilization of the Company’s production facilities.

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The carbonated beverage market (including energy products) comprised 87% of the Company’s bottle/can sales volume to retail customers in 2006. In each region in which the Company operates, between 75% and 95% of carbonated beverage sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

As a manufacturer, distributor and seller of beverage products of The Coca-Cola Company and other soft drink manufacturers in exclusive territories, the Company is subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers such as the

Company may have an exclusive right to manufacture, distribute and sell a soft drink product in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. The Company believes there is such substantial and effective competition in each of the exclusive geographic territories in the United States in which the Company operates.

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

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At December 31, 2006, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

The Company’s tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

Environmental Remediation

The Company does not currently have any material capital expenditure commitments for environmental compliance or environmental remediation for any of its properties. The Company does not believe compliance with federal, state and local provisions that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on its capital expenditures, earnings or competitive position.

Employees

As of February 1, 2007, the Company had approximately 5,700 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, was approximately 6,300.

On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The Company believes these changes will allow it to better compete in the marketplace. As a result of these plans, the Company estimates incurring $1.5 million to $2.0 million for one-time benefits for approximately 55 terminated employees and $1.0 million to $1.5 million for other associated costs, primarily relocation expenses for certain employees, in connection with these changes. In total, the Company estimates incurring $2.5 million to $3.5 million related to these changes. Further, the Company estimates that $1.0 million to $2.0 million of the charges identified above will result in cash expenditures subsequent to the first quarter of 2007 and anticipates substantially all of the cash expenditures occurring prior to 2007 fiscal year end.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining agreements covering less than 1% of the Company’s employees expire in 2007.

Exchange Act Reports

The Company makes available free of charge through its Internet website, www.cokeconsolidated.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549.

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

The nonalcoholic beverage markets are highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products and private label beverages. Although the Company has placed an emphasis on revenue management, there can be no assurance that increased competition will not reduce the Company’s profitability.

Changes in how significant customers market or promote the Company’s products could reduce revenue.

The Company’s revenue is impacted by how significant customers market or promote the Company’s products. Revenue has been negatively impacted by less aggressive price promotion by some retailers in the future consumption channels in the past several years. If the Company’s significant customers change the manner in which they market or promote the Company’s products, the Company’s revenue and profitability could be adversely impacted.

Changes in public and consumer preferences related to nonalcoholic beverages could reduce demand for the Company’s products and reduce profitability.

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of the Company’s business in large measure depends on working with the Beverage Companies to meet the changing preferences of the broad consumer market. Health and wellness trends throughout the marketplace have resulted in a shift from sugar carbonated beverages to diet carbonated beverages, tea, sports drinks and bottled water over the past several years. Failure to satisfy changing consumer preferences could adversely affect the profitability of the Company’s business.

The Company’s inability to meet requirements under its bottling contracts could result in the loss of distribution rights.

Approximately 90% of the Company’s bottle/can sales volume with retail customers consists of products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 10% of the Company’s bottle/can sales volume with retail customers generally consists of products of other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective products.

Material changes in, or the Company’s inability to meet, the performance requirements for marketing funding support, or decreases from historic levels of marketing funding support, could reduce the Company’s profitability.

Material changes in the performance requirements, or decreases in the levels of marketing funding support historically provided, under marketing programs with The Coca-Cola Company and other beverage companies, or the Company’s inability to meet the performance requirements for the anticipated levels of such marketing funding support payments, could adversely affect the Company’s profitability. The Coca-Cola Company and other beverage companies are under no obligation to continue marketing funding support at historic levels.

Changes in The Coca-Cola Company’s and other beverage companies’ levels of advertising, marketing spending and brand innovation could reduce the Company’s sales volume.

The Coca-Cola Company’s and other beverage companies’ levels of advertising, marketing spending and brand innovation directly impact the Company’s operations. While the Company does not believe there will be significant changes in the levels of marketing and advertising by the Beverage Companies, there can be no assurance that historic levels will continue. In addition, if the sales volume of sugar carbonated beverages continues to decline, the Company’s sales volume growth will continue to be dependent on brand innovation by the Beverage Companies, especially The Coca-Cola Company. Decreases in Beverage Company marketing, advertising and product brand innovation could adversely impact the profitability of the Company.

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

Packaging costs, primarily plastic bottle costs and aluminum can costs, increased in 2006. The Company expects aluminum can and high fructose corn syrup costs to increase significantly in 2007. In addition, there are no limits on the prices The Coca-Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

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

Sustained increases in workers’ compensation, employment practices and vehicle accident costs could reduce the Company’s profitability.

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

Sustained increases in the cost of employee benefits could reduce the Company’s profitability.

The Company’s profitability is substantially affected by the cost of pension retirement benefits, postretirement medical benefits and current employees’ medical benefits. In recent years, the Company has experienced significant increases in these costs as a result of macro-economic factors beyond the Company’s control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce the profitability of the Company’s operations.

Changes in interest rates could adversely affect the profitability of the Company.

Approximately 42% of the Company’s debt and capital lease obligations of $769.0 million as of December 31, 2006 was subject to changes in short-term interest rates. Rising interest rates have increased the Company’s interest expense over the past two years. In addition, the Company’s pension and postretirement medical benefits costs are subject to changes in interest rates. If interest rates increase in the future, there can be no assurance that future increases in interest expense will not reduce the Company’s overall profitability.

The Company’s credit rating could be impacted by The Coca-Cola Company.

The Company’s credit rating could be significantly impacted by capital management activities of The Coca-Cola Company and/or changes in the credit rating of The Coca-Cola Company. A lower credit rating could significantly increase the Company’s interest cost.

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

The Company’s ability to change distribution methods and business practices could be affected by United States bottler system disputes.

Recent litigation filed by some United States bottlers of Coca-Cola products indicates that disagreements may exist within the Coca-Cola bottler system concerning distribution methods and business practices. Although the litigation has been dismissed without prejudice, these disagreements among various Coca-Cola bottlers have not been finally resolved and could adversely affect the Company’s ability to fully implement its business plans in the future.

Management’s use of estimates and assumptions could have a material effect on reported results.

The Company’s consolidated financial statements and accompanying notes to the consolidated financial statements include estimates and assumptions by management that impact reported amounts. Actual results could differ from those estimates.

The Company’s Board of Directors has the ability to declare dividends on the Company’s Common Stock without declaring equal or any dividends of the Company’s Class B Common Stock.

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

At December 31, 2006, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. The impact of restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, images and reputation.

The concentration of the Company’s capital stock ownership with the Harrison family will limit other stockholders’ ability to influence corporate matters.

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 92% of the total voting power of the Company’s outstanding capital stock. In addition, two members of the Harrison family, including Mr. Harrison, III serve on the Board of Directors of the Company. As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price.

Additionally, as a result of the Harrison family’s significant beneficial ownership of the Company’s outstanding voting stock, the Company has relied on the “controlled company” exemption from certain corporate governance requirements of the Nasdaq Stock Market, LLC. This concentration of control limits other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions that the Company’s stockholders do not view as beneficial.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 47 sales distribution centers. The Company owns two production/distribution facilities and 42 sales distribution centers, and leases its corporate headquarters, two other production/distribution facilities and 5 sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party. The Company modified a lease agreement (effective January 1, 2007) for its corporate headquarters and adjacent office building. The modified lease has a fifteen year term and expires in December 2021. Rental payments for these facilities were $3.8 million in 2006.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party for a ten-year term expiring in December 2010. Rental payments under this lease totaled $4.0 million in 2006.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2009. Rental expense under this lease totaled $.4 million in 2006.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The lease requires monthly payments through 2017. Rental expense under this lease totaled $.4 million in 2006.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through 2018. Rental payments under this lease totaled $.6 million in 2006.

The Company’s other real estate leases are not material.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production facilities is indicated below:

Production Facilities

Location	Percentage Utilization*
Charlotte, North Carolina	78%
Mobile, Alabama	50%
Nashville, Tennessee	60%
Roanoke, Virginia	59%

*	Estimated 2007 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 1, 2007 was as follows:

Sales Distribution Facilities

Region	Number of Facilities
North Carolina	16
South Carolina	6
South Alabama	4
South Georgia	5
Middle Tennessee	3
Western Virginia	5
West Virginia	8

Total	47

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 3,950 vehicles in the sale and distribution of its nonalcoholic beverage products, of which approximately 1,450 are route delivery trucks. In addition, the Company owns approximately 210,000 beverage dispensing and vending machines for the sale of its products in its bottling territories.

Item 3.    Legal Proceedings

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in the United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purport to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. within CCE’s territory. The bottler plaintiffs sought preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages. On March 17, 2006, the Missouri District Court transferred the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia (the “District Court”).

In April 2006, warehouse delivery of POWERade commenced in the Company’s exclusive bottling territory. On September 5, 2006, the District Court granted the Company’s motion to intervene as defendant for the limited purpose of opposing the injunctive relief sought by the bottler plaintiffs. The District Court found that the Company had a legally protectable interest at stake in the litigation in that the relief requested would preclude the Company from warehouse delivery of POWERade within its exclusive bottling territory.

In February 2007, The Coca-Cola Company, CCE, the Company and many of the plaintiffs entered into a series of agreements that the Company expects will result in the dismissal without prejudice of the lawsuit and the implementation of a program to test various new route-to-market service systems. The new alternative route-to-market program provides, among other things, that during the next two years, through December 31, 2008, any Coca-Cola bottler that desires to implement an alternative route-to-market delivery plan shall present the plan for advance discussion and approval by representatives of The Coca-Cola Company and the Coca-Cola bottling system. The agreements preserve all parties’ rights, and afford the Coca-Cola bottling system an opportunity to meet to discuss whether the new route-to-market service system should be continued. The agreements also provide that the lawsuit will be dismissed in the near future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of names and ages of all the executive officers of the Company indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 52, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

WILLIAM B. ELMORE, age 51, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

ROBERT D. PETTUS, JR., age 62, is Vice Chairman of the Board of Directors of the Company, a position he has held since August 2004. Mr. Pettus retired from the Company in February 2005. Mr. Pettus was Executive Vice President and Assistant to the Chairman of the Company from 1996 to July 2004 and Vice President of Human Resources from 1984 to 1996. Mr. Pettus has been a Director of the Company since August 2004.

HENRY W. FLINT, age 52, is Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

WILLIAM J. BILLIARD, age 40, is Vice President, Controller and Chief Accounting Officer, a position to which he was appointed on February 20, 2006. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

CLIFFORD M. DEAL, III, age 45, is Vice President, Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 51, is President of ByB Brands, Inc, a wholly-owned subsidiary of the Company that distributes and markets Cinnabon Premium Coffee Lattes and distributes and markets other products developed by the Company, a position he has held since July 2006. Prior to that he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

KEVIN A. HENRY, age 39, is Senior Vice President, Human Resources, a position he has held since February 2001. Prior to joining the Company, he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that, he was Director, Human Resources, at Office Depot Inc. beginning in December 1994.

UMESH M. KASBEKAR, age 49, is Senior Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

MELVIN F. LANDIS, III, age 41, is Senior Vice President, Chief Marketing and Customer Officer, a position he has held since December 2006. Prior to that he was Vice President, Marketing and Corporate Customers from July 2006 to December 2006 and Vice President, Customer Management from July 2004 to June 2006. Prior to joining the Company in July 2004, he was employed at The Clorox Company, a manufacturer and marketer of consumer products, from 1994. While at The Clorox Company, he held a number of positions, including Region Sales Manager, Sales Merchandising Manager – Kingsford Charcoal, Director – Corporate Trade and Category Management, Team Leader Wal-Mart/Sam’s and Senior Director – US Grocery Sales.

C. RAY MAYHALL, JR., age 59, is Senior Vice President, Sales, a position he was appointed to in September 2001. Prior to that he was Vice President, Distribution and Technical Services, a position he was appointed to in December 1999. Prior to that, he was Regional Vice President, Sales, a position he had held since November 1992.

LAUREN C. STEELE, age 52, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

STEVEN D. WESTPHAL, age 52, is Senior Vice President and Chief Financial Officer, a position to which he was appointed in May 2005. Prior to that, he was Vice President and Controller, a position he had held from November 1987.

JOLANTA T. ZWIREK, age 51, is Senior Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was Vice President and Chief Technology Officer for Bank One during a portion of 1999. Prior to that, she was a Senior Director in the Information Services organization at McDonald’s Corporation, where she was an employee since 1984.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq Global Market tier of The Nasdaq Stock Market, LLC® under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock.

	Fiscal Year
	2006		2005
	High	Low	High	Low
First quarter	$47.38	$43.10	$57.53	$51.63
Second quarter	52.42	43.50	52.80	46.00
Third quarter	63.46	50.20	53.93	47.01
Fourth quarter	69.04	58.50	49.00	42.58

The quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2005 and 2006. Common Stock and Class B Common Stock have participated equally in dividends since 1994.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of February 28, 2007, was 3,692 and 13, respectively.

On February 28, 2007, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company’s stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 28, 2001 and ending December 31, 2006. The peer group is comprised of Anheuser-Busch Companies, Inc.; Cadbury Schweppes plc (ADS); Coca-Cola Enterprises Inc.; The Coca-Cola Company; Cott Corporation; National Beverage Corp.; PepsiCo, Inc.; Pepsi Bottling Group, Inc. and PepsiAmericas.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on December 28, 2001 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

	12/28/01	12/27/02	12/26/03	12/31/04	12/30/05	12/29/06
Coca-Cola Bottling Co. Consolidated (CCBCC)	$100	$167	$143	$157	$121	$196
S&P 500®	$100	$77	$98	$110	$115	$134
Peer Group	$100	$94	$108	$107	$110	$127

Item 6.    Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended December 31, 2006. The data for the five years ended December 31, 2006 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof.

Selected Financial Data*

	Fiscal Year**
In Thousands (Except Per Share Data)	2006	2005	2004	2003	2002
Summary of Operations
Net sales	$1,431,005	$1,380,172	$1,267,227	$1,220,403	$1,207,173

Cost of sales	808,426	761,261	666,534	640,434	633,262
Selling, delivery and administrative expenses	537,365	525,903	513,227	493,593	477,933
Amortization of intangibles	550	880	3,117	3,105	2,796

Total costs and expenses	1,346,341	1,288,044	1,182,878	1,137,132	1,113,991

Income from operations	84,664	92,128	84,349	83,271	93,182
Interest expense	50,286	49,279	43,983	41,914	49,120
Minority interest	3,218	4,097	3,816	3,297	5,992

Income before income taxes	31,160	38,752	36,550	38,060	38,070
Income taxes	7,917	15,801	14,702	7,357	15,247

Net income	$23,243	$22,951	$21,848	$30,703	$22,823

Basic net income per share:
Common Stock	$2.55	$2.53	$2.41	$3.40	$2.58
Class B Common Stock	$2.55	$2.53	$2.41	$3.40	$2.58
Diluted net income per share:
Common Stock	$2.55	$2.53	$2.41	$3.40	$2.56
Class B Common Stock	$2.54	$2.53	$2.41	$3.40	$2.56
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding:
Common Stock	6,643	6,643	6,643	6,643	6,481
Class B Common Stock	2,460	2,440	2,420	2,400	2,380
Weighted average number of common shares outstanding—assuming dilution:
Common Stock	9,120	9,083	9,063	9,043	8,921
Class B Common Stock	2,477	2,440	2,420	2,400	2,380
Year-End Financial Position
Total assets	$1,364,467	$1,341,839	$1,314,063	$1,349,920	$1,353,525

Current portion of debt	100,000	6,539	8,000	17,678	37,631

Current portion of obligations under capital leases	2,435	1,709	1,826	1,337	1,120

Obligations under capital leases	75,071	77,493	79,202	44,226	44,906

Long-term debt	591,450	691,450	700,039	785,039	770,125

Stockholders’ equity	93,953	75,134	64,439	52,472	32,867

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.
**	All years presented are 52-week fiscal years except 2004 which was a 53-week year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with Coca-Cola Bottling Co. Consolidated’s (the “Company”) consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Two-Class Method for Net Income Per Share.

•	Our Business and the Nonalcoholic Beverage Industry—a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis—a summary of the Company’s key priorities.

•	Overview of Operations and Financial Condition—a summary of key information and trends concerning the financial results for the three years ended 2006.

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

The fiscal years presented are the 52-week periods ended December 31, 2006 and January 1, 2006 and the 53-week period ended January 2, 2005. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated statements of operations and consolidated statements of cash flows for fiscal years 2006, 2005 and 2004 and the consolidated balance sheets at December 31, 2006 and January 1, 2006 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

TWO-CLASS METHOD FOR NET INCOME PER SHARE

During 2006, the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) reviewed the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006. The review was completed by the SEC in November 2006. The Company considered this review and concluded the application of the two-class method for calculating and presenting net income per share was appropriate for its Common Stock and Class B Common Stock. In determining the relevance of the two-class method, the Company considered dividend, voting and conversion rights of the Class B Common Stock. These aggregated participation rights along with the Company’s history of paying dividends equally on a per share basis on Common Stock and Class B Common Stock also led the Company to conclude undistributed earnings (net income less dividends) should be allocated equally on a per share basis between Common Stock and Class B Common Stock. This change had no impact on the income per share amounts previously reported. The Company has applied the two-class method prospectively starting with the third quarter of 2006. See Note 1 and Note 20 of the consolidated financial statements for additional information about the application of the two-class method.

OUR BUSINESS AND THE NONALCOHOLIC BEVERAGE INDUSTRY

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. The Company’s product offerings include carbonated soft drinks, bottled water, teas, juices, sports drinks and energy products. The Company had net sales of $1.4 billion in 2006.

The nonalcoholic beverage market is highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 95% of carbonated soft drink sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last three years, industry sales of sugar carbonated beverages, other than energy products, have declined. The decline in sales of sugar carbonated beverages has generally been offset by growth in other nonalcoholic beverage product categories.

The Company’s net sales by product category were as follows:

	Fiscal Year
In Thousands	2006	2005	2004
Product Category
Bottle/can sales:
Carbonated beverages (including energy products)	$1,021,508	$1,004,664	$971,719
Noncarbonated beverages	182,124	167,715	150,199

Total bottle/can sales	1,203,632	1,172,379	1,121,918

Other sales:
Sales to other bottlers	152,426	134,656	73,805
Post-mix sales	74,947	73,137	71,504

Total other sales	227,373	207,793	145,309

Total net sales	$1,431,005	$1,380,172	$1,267,227

AREAS OF EMPHASIS

Key priorities for the Company include revenue management, product innovation, distribution cost management and productivity.

Revenue Management

Revenue management requires a strategy which reflects consideration for pricing of brands and packages within product categories and channels, as well as highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key driver which has significant impact on the Company’s results of operations.

Product Innovation

Growth of carbonated beverages, other than energy products, has slowed over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. During 2006, the Company introduced Vault Zero, Tab Energy, Cinnabon Premium Coffee Lattes and Full Throttle Blue Demon. In 2005, the Company introduced Vault, Coca-Cola Zero, Dasani flavors and Full

Throttle. The Company introduced diet Coke with lime, Coca-Cola C2 and Rockstar in 2004. In addition, the Company has also developed specialty packaging for customers in certain channels over the past several years.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $193.8 million, $183.1 million and $176.3 million in 2006, 2005, and 2004, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

The Company has three primary delivery systems for its current business:

•	bulk delivery for large supermarkets, mass merchandisers and club stores;

•	pre-sell delivery for convenience stores, drug stores, small supermarkets and on-premise accounts; and

•	full service delivery for its full service vending customers.

In 2006, the Company began changing its delivery method for its pre-sell delivery system. Historically, the Company loaded its trucks at a warehouse with products the route delivery employee would deliver. The delivery employee was responsible for pulling the required products off a side load truck at each customer location to fill the customer’s order. The Company began using a new CooLift® delivery system in 2006 which involves pre-building orders in the warehouse on a small pallet the delivery employee can roll off a truck directly into the customer’s location. The CooLift® delivery system involves the use of a rear loading truck rather than a conventional side loading truck. The Company anticipates the implementation of this delivery system will continue over the next several years. This rollout required additional capital spending for the new type of delivery vehicle. Capital spending increased from $40.0 million in 2005 to $63.2 million in 2006 primarily due to the purchase of this new type of delivery vehicle. The Company anticipates that this change in delivery methodology will result in significant savings in future years, more efficient delivery of a greater number of products and improved employee safety.

Distribution cost management will continue to be a key area of emphasis for the Company for the next several years.

Productivity

A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor productivity and asset productivity. On February 2, 2007, the Company initiated plans to simplify and streamline its operating management structure, which included a separation of the sales function from the delivery function to provide dedicated focus on each function and enhanced productivity in the future. The Company continues to focus on its supply chain and distribution functions for opportunities to improve productivity.

OVERVIEW OF OPERATIONS AND FINANCIAL CONDITION

The following is a summary of key information concerning the Company’s financial results for the three years ended December 31, 2006.

The comparison of operating results for 2006 and 2005 to operating results for 2004 were affected by the impact of one additional selling week in 2004 due to the Company’s fiscal year ending on the Sunday closest to December 31 of each year. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2004 of approximately $23.9 million, $11.1 million and $8.1 million, respectively, were included in the reported results for 2004.

	Fiscal Year
In Thousands (Except Per Share Data)	2006(1)	2005(2)(3)(4)	2004(5)(6)
Net sales	$1,431,005	$1,380,172	$1,267,227
Gross margin	622,579	618,911	600,693
S,D&A expenses	537,365	525,903	513,227
Income from operations	84,664	92,128	84,349
Interest expense	50,286	49,279	43,983
Income before income taxes	31,160	38,752	36,550
Income taxes	7,917	15,801	14,702
Net income	23,243	22,951	21,848
Basic net income per share
Common Stock	$2.55	$2.53	$2.41
Class B Common Stock	$2.55	$2.53	$2.41
Diluted net income per share
Common Stock	$2.55	$2.53	$2.41
Class B Common Stock	$2.54	$2.53	$2.41

(1)	Results for 2006 included a favorable adjustment of $4.9 million related to agreements with two state taxing authorities to settle certain prior tax positions resulting in the reduction of the valuation allowance on related deferred tax assets and the reduction of the liability for uncertain tax positions, which was reflected as a reduction of income tax expense.
(2)	Results for 2005 included a favorable adjustment of $7.0 million (pre-tax), or $4.2 million after tax, related to the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.
(3)	Results for 2005 included a favorable adjustment of $1.1 million (pre-tax), or $.7 million after tax, related to an adjustment of amounts accrued for certain executive benefits due to the resignation of an executive, which was reflected as a reduction to S,D&A expenses.
(4)	Results for 2005 included financing transaction costs of $1.7 million (pre-tax), or $1.0 million after tax, related to the exchange of $164.8 million of the Company’s debt and the redemption of $8.6 million of debentures, which were reflected in interest expense.
(5)	Results for 2004 included an unfavorable non-cash adjustment of $1.7 million (pre-tax), or $1.0 million after tax, related to a change in the pricing of concentrate purchased from The Coca-Cola Company, which was reflected as an increase to cost of sales.
(6)	Results for 2004 included a favorable adjustment of approximately $2 million (pre-tax), or $1.1 million after tax, for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was reflected as a reduction in cost of sales.

The Company’s net sales grew approximately 13% from 2004 to 2006. The net sales increase was primarily due to an increase in average revenue per bottle/can unit of 4.9%, and an approximately 107%, or $78.6 million, increase in sales to other Coca-Cola bottlers. The increase in sales to other Coca-Cola bottlers related primarily to shipments of Full Throttle, an energy drink of The Coca-Cola Company.

The Company has seen declines in the demand for sugar carbonated beverages over the past several years and expects this trend will continue. The Company anticipates overall bottle/can revenue growth will be primarily dependent upon continued growth in diet products, sports drinks, bottled water and energy products as well as the introduction of new beverage products and the appropriate pricing of brands and packaging within sales channels.

Gross margin increased approximately 4% from 2004 to 2006. The Company’s gross margin percentage as a percentage of net sales declined from 47.4% in 2004 to 43.5% in 2006 due to higher raw material costs and an increase in sales to other Coca-Cola bottlers, which have lower margins than the Company’s bottle/can sales. Sales to other Coca-Cola bottlers accounted for 2.1% of the 3.9% decrease in the gross margin percentage. The Company’s raw material packaging costs increased significantly in 2006 and 2005 and the Company increased selling prices to partially offset these increased costs.

S,D&A expenses increased approximately 5% from 2004 to 2006. The increase in S,D&A expenses was primarily attributable to increases in employee compensation of 9.2%, property and casualty insurance costs of 14.6% and fuel costs of 41.1%. Depreciation expense decreased approximately 8% from 2004 to 2006 due to lower levels of capital spending over the past several years and employee benefit plan costs decreased by approximately 3% primarily due to the amendment of the principal Company-sponsored pension plan and changes to the Company’s postretirement health care plan.

Income from operations was flat from 2004 to 2006 as the increase in gross margin and lower depreciation expense were offset by higher S,D&A expenses.

Interest expense increased approximately 14% from 2004 to 2006 despite a reduction in total net debt and capital lease obligations. The increase primarily reflected higher interest rates on the Company’s floating rate debt. The Company’s overall weighted average interest rate increased from an average of 5.4% in 2004 to 6.6% in 2006. As of December 31, 2006 and January 2, 2005, approximately 42% of the Company’s debt and capital lease obligations of $769.0 million and $789.1 million, respectively, was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Income tax expense decreased 46% from 2004 to 2006 primarily due to lower taxable income and agreements in 2006 with state taxing authorities which required a reduction in the valuation allowance related to state net operating loss carryforwards and the liability for uncertain tax positions.

Net debt and capital lease obligations were summarized as follows:

	Dec. 31, 2006	Jan. 1, 2006	Jan. 2, 2005
In Thousands
Debt	$691,450	$697,989	$708,039
Capital lease obligations	77,506	79,202	81,028

Total debt and capital lease obligations	768,956	777,191	789,067
Less: Cash and cash equivalents	61,823	39,608	8,885

Total net debt and capital lease obligations (1)	$707,133	$737,583	$780,182

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES, ESTIMATES AND NEW ACCOUNTING PRONOUNCEMENTS

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has not made changes in any critical accounting policies during 2006. Any significant changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable outstanding.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital spending strategy could result in the actual useful lives differing from the Company’s current estimates. Factors such as changes in the planned use of manufacturing equipment, vending equipment, transportation equipment, warehouse facilities or software could also result in shortened useful lives. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company depreciates the net book value in excess of the estimated salvage value over its revised remaining useful life.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the asset or asset group.

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

Impairment Testing of Franchise Rights and Goodwill

SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test in the third quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions that could result in impairment.

For the annual impairment analysis of franchise rights, the fair value for the Company’s acquired franchise rights is estimated using a multi-period excess earnings approach. This approach involves projecting future earnings, discounting those estimated earnings using an appropriate discount rate and subtracting a contributory charge for net working capital; property, plant and equipment; assembled workforce and customer relationships to arrive at excess earnings attributable to franchise rights. The present value of the excess earnings attributable to franchise rights is their estimated fair value and is compared to their carrying value on an aggregated basis. As a result of this analysis, there was no impairment of the Company’s recorded franchise rights in 2006. The projection of earnings includes a number of assumptions such as projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the excess earnings attributable to franchise rights could materially impact the fair value estimate.

The Company has determined that it has one reporting unit for the Company as a whole. For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit using an average of three different approaches:

•	market value, using the Company’s stock price plus outstanding debt and minority interest;

•	discounted cash flow analysis; and

•	multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to the Company’s carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill will be considered not to be impaired and the second step of the SFAS No. 142 impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2006. The discounted cash flow analysis includes a number of assumptions such as weighted average cost of capital, projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimates.

Income Tax Estimates

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets if, based on the weight of available evidence, it is determined it is more likely than not that such assets will not ultimately be realized. While the Company considers future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance, should the Company determine it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance will be charged to income in the period in which such determination is made. A reduction in the valuation allowance and corresponding adjustment to income may be required if the likelihood of realizing existing deferred tax assets increases to a more likely than not level. The Company regularly reviews the realizability of deferred tax assets and initiates a review when significant changes in the Company’s business occur that could impact the realizability assessment.

In addition to a valuation allowance related to state net operating loss carryforwards, the Company records liabilities for uncertain tax positions principally related to state income taxes and certain federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statutes of limitations and/or settlements with individual state or federal jurisdictions may result in material adjustments to these estimates in the future. The Company recorded adjustments to its valuation allowance and reserve for uncertain tax positions in 2006 as a result of settlements reached with certain states on a basis more favorable than previously estimated.

Risk Management Programs

In general, the Company is self-insured for the costs of workers’ compensation, employment practices, vehicle accident claims and medical claims. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 31, 2006, these letters of credit totaled $22.1 million.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover, age at retirement and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. In 2006, the discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans did not change from the 5.75% used in 2005. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The annual expense for Company-sponsored pension plans decreased from $11.8 million in 2005 to $8.1 in 2006. The Company anticipates the annual expense for the Company-sponsored pension plans will decrease to approximately $.2 million in 2007.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In Thousands	.25% Increase	.25% Decrease
(Decrease) increase in:
Projected benefit obligation at December 31, 2006	$(7,552)	$8,051
Net periodic pension cost in 2006	(1,404)	1,490

The weighted average expected long-term rate of return of plan assets was 8% for 2004, 2005 and 2006. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at December 31, 2006 and January 1, 2006, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets was 13.0% and 8.3% for 2006 and 2005, respectively.

The Company sponsors a postretirement health care plan for employees meeting specified qualifying criteria. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the net periodic postretirement benefit cost and postretirement benefit obligation for this plan. These factors include assumptions about the discount rate and the expected growth rate for the cost of health care benefits. In addition, the Company uses subjective factors such as withdrawal and mortality rates to estimate the projected liability under this plan. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. The Company does not pre-fund its postretirement benefits and has the right to modify or terminate certain of these benefits in the future.

In October 2005, the Company announced changes to its postretirement health care plan. Due to these changes the Company’s expense and liability related to its postretirement health care plan was reduced. Both the expense and liability for postretirement health care benefits are subject to actuarial determination and include numerous variables that affect the impact of the changes. The annual expense for the postretirement health care plan decreased from $4.5 million in 2005 to $2.1 million in 2006. The Company anticipates the annual expense for postretirement health care will be approximately the same in 2007 as in 2006.

The discount rate assumption, the annual health care cost trend and the ultimate trend rate for health care costs are key estimates which can have a significant impact on the net periodic postretirement benefit cost and postretirement obligation in future periods. The Company annually determines the health care cost trend based on recent actual medical trend experience and projected experience for subsequent years.

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rates for 2006 were derived using the Citigroup Pension Discount Curve which is a set of yields on hypothetical double-A zero-coupon bonds with maturities up to 30 years. Projected benefit payouts from each plan are matched to the Citigroup Pension Discount Curve and an equivalent flat discount rate is derived and then rounded to the nearest quarter percent.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	.25% Increase	.25% Decrease
(Decrease) increase in:
Postretirement benefit obligation at December 31, 2006	$(913)	$953
Service cost and interest cost in 2006	(86)	91

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2006	$4,423	$(3,797)
Service cost and interest cost in 2006	342	(305)

New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” This SFAS required the following for defined pension and other postretirement plans:

(1)	Recognition in the statement of financial position of the overfunded or underfunded status of the plans.

(2)	Recognition as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit costs.

(3)	Recognition as an adjustment to retained earnings, net of tax of any remaining transition asset or transition obligation.

(4)	Measurement of defined benefit plan assets and obligations as of the date of the employer’s statement of financial position.

(5)	Disclosure of additional information in the notes to the consolidated financial statements about certain effects on periodic benefit costs in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.

The Statement was effective for fiscal years ending after December 15, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The Company’s current measurement dates are November 30 (pension) and September 30 (postretirement). The Company anticipates changing the measurement dates to its fiscal year end date in fiscal 2008. The impact of the adoption of the Statement was to increase the Company’s pension and postretirement liabilities by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect, of $1.6 million. See Note 17 to the consolidated financial statements for additional information.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 was effective in the Company’s fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and was effective as of the beginning of the first quarter of 2006 (“Q1 2006”). This Statement requires public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements. See the “Liquidity and Capital Resources – Financing Activities” section of M,D&A for additional information.

Recently Issued Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practice in measuring fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

RESULTS OF OPERATIONS

2006 Compared to 2005

A summary of key information concerning the Company’s financial results for 2006 and 2005 follows:

	Fiscal Year
	2006(1)	2005(2)(3)(4)	Change	% Change
In Thousands (Except Per Share Data)
Net sales	$1,431,005	$1,380,172	$50,833	3.7
Gross margin	622,579	618,911	3,668.6
S,D&A expenses	537,365	525,903	11,462	2.2
Interest expense	50,286	49,279	1,007	2.0
Income before income taxes	31,160	38,752	(7,592)	(19.6)
Income taxes	7,917	15,801	(7,884)	(49.9)
Net income	23,243	22,951	292	1.3
Basic net income per share:
Common Stock	$2.55	$2.53	$.02	.8
Class B Common Stock	$2.55	$2.53	$.02	.8
Diluted net income per share:
Common Stock	$2.55	$2.53	$.02	.8
Class B Common Stock	$2.54	$2.53	$.01	.4

(1)	Results for 2006 included a favorable adjustment of $4.9 million related to agreements with two state taxing authorities to settle certain prior tax positions resulting in the reduction of the valuation allowance on related deferred tax assets and the reduction of the liability for uncertain tax positions, which was reflected as a reduction of income tax expense.
(2)	Results for 2005 included a favorable adjustment of $7.0 million (pre-tax), or $4.2 million after tax, related to the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.
(3)	Results for 2005 included a favorable adjustment of $1.1 million (pre-tax), or $.7 million after tax, related to an adjustment of amounts accrued for certain executive benefits due to the resignation of an executive, which was reflected as a reduction to S,D&A expenses.
(4)	Results for 2005 included financing transaction costs of $1.7 million (pre-tax), or $1.0 million after tax, related to the exchange of $164.8 million of the Company’s debt and the redemption of $8.6 million of debentures, which was reflected in interest expense.

Net Sales

Net sales increased $50.8 million, or approximately 3.7%, to $1.43 billion in 2006 compared to $1.38 billion in 2005.

The increase in net sales was a result of the following:

Amount	Attributable to:
(In Millions)
$17.8	13% increase in sales to other Coca-Cola bottlers primarily related to higher pricing per unit for Full Throttle
13.3	.6% increase in bottle/can sales volume primarily due to growth in energy products and water products offset by decreased volume in sugar carbonated beverages
12.6	2% increase in average bottle/can revenue per unit
2.9	Increase in delivery fee revenue
1.8	2% increase in post-mix sales primarily related to an increase in sales price per unit
2.4	Other

$50.8	Total increase in net sales

In 2006, the Company’s bottle/can volume to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per unit can increase without an actual increase in wholesale pricing. The increase in the Company’s bottle/can net price per unit in 2006 compared to 2005 was primarily due to higher prices for energy products and sports drinks offset by a decrease in pricing in the supermarket channel in response to competitive pressures and ongoing pricing pressures in the bottled water category. Energy products comprised .7% of the overall bottle/can volume in 2006 compared to .5% in 2005.

Product category sales volume in 2006 and 2005 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume % Increase (Decrease)
Product Category	2006	2005
Carbonated beverages (including energy products)	86.7%	87.9%	(.7)
Noncarbonated beverages	13.3%	12.1%	10.1

Total bottle/can sales volume	100.0%	100.0%	.6

The Company introduced several new products during 2006 including Vault Zero, Tab Energy, Cinnabon Premium Coffee Lattes and Full Throttle Blue Demon.

Product innovation will continue to be an important factor impacting the Company’s overall bottle/can revenue in the future. Beginning in 2007, the Company began distribution of two of its own products, Respect and Tum-E Yummies, in addition to Enviga, a new product from The Coca-Cola Company.

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2006, approximately 68% of the Company’s bottle/can sales volume was sold for future consumption. The remaining bottle/can sales volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 16% of the

Company’s total bottle/can sales volume during 2006. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can sales volume in 2006. All of the Company’s sales are to customers in the United States.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 6.2%, or $47.2 million, to $808.4 million in 2006 compared to $761.2 million in 2005. The increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$24.6	4% increase in raw material costs (primarily concentrate, sweetener and packaging costs)
10.8	Increase in other manufacturing costs
7.0	Increase due to benefit in 2005 resulting from receipts of proceeds from high fructose corn syrup litigation
4.8	Increase due to higher sales volume
(4.3)	Increase in marketing funding received primarily from The Coca-Cola Company
4.3	Other

$47.2	Total increase in cost of sales

The Company anticipates that beginning in 2007, the majority of the Company’s aluminum requirements will not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum cans may increase by 10% to 20% in 2007. High fructose corn syrup costs are also expected to increase significantly in 2007 as a result of increasing demand for corn products around the world and as a result of alternate uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the costs of high fructose corn syrup will increase by 20% to 35% in 2007. The combined impact of increasing costs for aluminum cans and high fructose corn syrup, assuming flat volume, is anticipated to range between $24 million and $45 million.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $33.2 million for 2006 compared to $28.9 million for 2005 and was recorded as a reduction in cost of sales.

Gross Margin

Gross margin increased $3.7 million, or .6%, to $622.6 million in 2006 from $618.9 million in 2005. Gross margin as a percentage of net sales decreased to 43.5% in 2006 from 44.8% in 2005.

The increase in gross margin was primarily the result of the following:

Amount	Attributable to:
(In Millions)
$(24.6)	4% increase in raw material costs (primarily concentrate, sweetener and packaging cost)
19.5	15% increase in average sales price per unit for sales to other bottlers related to growth in sales of energy products
12.6	2% increase in average bottle/can price per unit
(10.8)	Increase in manufacturing costs
(7.0)	Decrease as the result of proceeds received in 2005 from high fructose corn syrup litigation
6.2	Increase in sales volume
4.3	Increase in marketing funding received primarily from The Coca-Cola Company
2.9	Increase in delivery fee revenue
.6	Other

$3.7	Total increase in gross margin

The 1.3% decrease in gross margin as a percentage of net sales resulted primarily from higher raw material costs and higher manufacturing costs in 2006 and the high fructose corn syrup litigation proceeds received in 2005.

The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses

S,D&A expenses include the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, vending equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs.

S,D&A expenses increased by $11.5 million, or 2.2%, to $537.4 million in 2006 from $525.9 million in 2005.

The increase in S,D&A expenses was primarily due to the following:

Amount	Attributable to:
(In Millions)
$12.8	Increase in employee related expenses primarily related to wage increases and additional personnel
(2.2)	Decrease in employee benefit costs primarily due to the amendment of the principal Company-sponsored pension plan and changes to the Company’s postretirement health care plan
1.9	Increase in property and casualty insurance costs
1.8	Increase in energy costs primarily related to the movement of finished goods from sales distribution centers to customer locations
(1.1)	Decrease in depreciation expense primarily due to lower levels of capital spending over the past several years
(1.1)	Favorable adjustment in 2005 due to the resignation of a Company executive and related impact on amounts accrued for certain benefit plans
(.6)	Other

$11.5	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $193.8 million and $183.1 million in 2006 and 2005, respectively. The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The Company initiated this delivery fee in October 2005. The delivery fee is recorded in net sales and was $3.6 million and $.7 million in 2006 and 2005, respectively.

In February 2006, the Company announced an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. Net periodic pension expense decreased to $8.1 million in 2006 from $11.8 million in 2005. The Company anticipates expense for its pension plans will be approximately $.2 million in 2007. The Company also announced in February 2006 plans to enhance its 401(k) Savings Plan for eligible employees beginning in the first quarter of 2007. The Company anticipates expense for its 401(k) plan will increase to a range of approximately $8 million to $9 million in 2007 from $4.7 million in 2006.

In October 2005, the Company announced changes to its postretirement health care plan. Primarily as a result of these changes, the Company’s expense for postretirement health care decreased to $2.1 million in 2006 from $4.5 million in 2005. The Company anticipates the annual expense for postretirement health care will be approximately the same in 2007 as in 2006.

Amortization of Intangibles

Amortization of intangibles expense for 2006 declined by $.3 million compared to 2005. The decline in amortization expense was due to the impact of certain customer relationships recorded in other identifiable intangible assets which are now fully amortized.

Interest Expense

Interest expense increased 2.0%, or $1.0 million, to $50.3 million in 2006 from $49.3 million in 2005. The change primarily reflected higher interest rates on the Company’s floating rate debt partially offset by a $1.0 million increase in interest earned on short-term cash investments in 2006. Interest expense in 2005 included $1.7 million of financing transaction costs related to the exchange of $164.8 million of the Company’s debt and the redemption of $8.6 million of debentures. Excluding the impact of the $1.7 million financing transaction costs, the Company’s overall weighted average interest rate increased to 6.6% during 2006 from 6.2% during 2005. See the “Liquidity and Capital Resources—Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest

The Company recorded minority interest of $3.2 million in 2006 compared to $4.1 million in 2005 related to the portion of Piedmont owned by The Coca-Cola Company. The decreased amount in 2006 was due to unfavorable changes in operating results at Piedmont.

Income Taxes

The Company’s effective income tax rate for 2006 was 25.4% compared to 40.8% in 2005. The deduction for qualified production activities provided within the American Jobs Creation Act of 2004 reduced the Company’s effective income tax rate by approximately 1% in 2006.

In 2006, the Company reached agreements with two state taxing authorities to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the valuation allowance on related deferred tax assets by $2.6 million and reduced the liability for uncertain tax positions by $2.3 million in the fourth quarter of 2006 (“Q4 2006”). This $4.9 million adjustment was reflected as a reduction of income tax expense in Q4 2006. Also during Q4 2006, the Company increased the liability for uncertain tax positions by $.5 million to reflect an interest accrual and an adjustment of the reserve for uncertain tax positions. The net effect of adjustments to the valuation allowance and liability for uncertain tax positions during Q4 2006 was a reduction in income tax expense of $4.4 million.

During 2005, the Company entered into a settlement agreement with a state whereby the Company agreed to reduce certain net operating loss carryforwards and to pay certain additional taxes and interest relating to prior years. The loss of state net operating loss carryforwards, net of federal tax benefit, of $4.4 million did not have an effect on the provision for income taxes due to a valuation allowance previously recorded for such deferred tax assets. Under this settlement, the Company was required to pay $5.7 million in 2005 and was required to pay an additional $5.0 million by April 15, 2006. The amounts paid in excess of liabilities previously recorded had the effect of increasing income tax expense by approximately $4.1 million in 2005. Based on an analysis of facts and available information, the Company also made adjustments to liabilities for income tax exposure related to other states in 2005 which had the effect of decreasing income tax expense by $3.8 million in 2005.

During 2005, the Company also entered into settlement agreements with two other states regarding certain tax years. The effect of these settlements was the reduction of certain state net operating loss carryforwards with a tax effect, net of federal tax benefit, of $.6 million, the payment of $1.1 million in previously accrued tax and the reduction of valuation allowances of $1.2 million, net of federal tax benefit, related to net operating loss utilization in these states. The Company recognized in 2005 an increase in the average state income tax rate which is used in determining the net deferred income tax liability. This increase in the state income tax rate resulted in additional income tax expense in 2005 of $1.6 million.

The Company’s income tax assets and tax liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Net Income and Net Income Per Share

The Company reported net income for 2006 of $23.2 million, or $2.55 basic net income per share for both Common Stock and Class B Common Stock, compared with net income for 2005 of $23.0 million, or $2.53 basic net income per share for both Common Stock and Class B Common Stock. The changes in net income and net income per share were the result of the net effect of changes in gross margin, S,D&A expenses, amortization of intangibles, interest expense, minority interest and income taxes as previously described.

2005 Compared to 2004

The comparison of operating results for 2005 to operating results for 2004 were affected by the impact of one additional selling week in 2004 due to the Company’s fiscal year ending on the Sunday closest to December 31 of each year. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2004 of approximately $23.9 million, $11.1 million and $8.1 million, respectively, were included in the reported results for 2004.

A summary of key information concerning the Company’s financial results for 2005 and 2004 follows:

	Fiscal Year
	2005(1)(2)(3)	2004(4)(5)	Change	% Change
In Thousands (Except Per Share Data)
Net sales	$1,380,172	$1,267,227	$112,945	8.9
Gross margin	618,911	600,693	18,218	3.0
S,D&A expenses	525,903	513,227	12,676	2.5
Interest expense	49,279	43,983	5,296	12.0
Net income	22,951	21,848	1,103	5.0
Basic net income per share:
Common Stock	$2.53	$2.41	$.12	5.0
Class B Common Stock	$2.53	$2.41	$.12	5.0
Diluted net income per share:
Common Stock	$2.53	$2.41	$.12	5.0
Class B Common Stock	$2.53	$2.41	$.12	5.0

(1)	Results for 2005 included a favorable adjustment of $7.0 million (pre-tax), or $4.2 million after tax, related to the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.
(2)	Results for 2005 included a favorable adjustment of $1.1 million (pre-tax), or $.7 million after tax, related to an adjustment of amounts accrued for certain executive benefits due to the resignation of an executive, which was reflected as a reduction to S,D&A expenses.
(3)	Interest expense for 2005 included financing transaction costs of $1.7 million (pre-tax), or $1.0 million after tax, related to the exchange of $164.8 million of the Company’s debt and the redemption of $8.6 million of debentures, which was reflected in interest expense.
(4)	Results for 2004 included an unfavorable non-cash adjustment of $1.7 million (pre-tax), or $1.0 million after tax, related to a change in the pricing of concentrate purchased from The Coca-Cola Company, which was reflected as an increase to cost of sales.
(5)	Results for 2004 included a favorable adjustment of approximately $2 million (pre-tax), or $1.1 million after tax, for certain customer-related marketing programs between the Company and The Coca-Cola Company, which was reflected as a reduction in cost of sales.

Net Sales

Net sales increased by $112.9 million, or approximately 9%, to $1.38 billion in 2005 compared to $1.27 billion in 2004.

The increase in net sales was a result of the following:

Amount	Attributable to:
(In Millions)
$60.9	82% increase in sales to other Coca-Cola bottlers primarily related to shipments of Full Throttle
54.9	4% increase in bottle/can sales volume for the comparable period primarily due to growth in diet carbonated beverages, sports drinks, energy products and water products offset by decreased volume in sugar carbonated beverages
(23.9)	Decrease due to extra selling week in 2004
15.1	3% increase in average bottle/can revenue per unit
1.6	2% increase in post-mix sales primarily related to an increase in sales price per unit
4.3	Other

$112.9	Total increase in net sales

In 2005, the Company’s bottle/can sales accounted for 85% of the Company’s net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages that are sold through higher margin channels, bottle/can net pricing per unit can increase without an actual increase in wholesale pricing. In 2005, the increase in the Company’s bottle/can net price per unit was primarily achieved with price increases, but also reflects additional mix benefit associated with new products, including energy products, Vault, Dasani flavors and Coca-Cola Zero.

Product category sales volume in 2005 and 2004 as a percentage of total bottle/can sales volume and the percentage increase by product category for a comparable period was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume % Increase
Product Category	2005	2004
Carbonated beverages (including energy products)	87.9%	89.1%	2.2
Noncarbonated beverages	12.1%	10.9%	15.6

Total bottle/can sales volume	100.0%	100.0%	3.7

The Company’s noncarbonated beverage portfolio provided strong volume growth in 2005 with Dasani growing 23% and POWERade growing 29%. Newly introduced energy products, including Full Throttle, accounted for .5% of total volume in 2005. Noncarbonated beverages comprised 12.1% of overall bottle/can volume in 2005 compared to 10.9% in 2004. The Company encountered significant pricing pressure in the supermarket channel for bottled water with average revenue per unit declining by approximately 13% in 2005 compared to 2004.

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

Cost of Sales

Cost of sales increased 14.2%, or $94.7 million, to $761.2 million in 2005 compared to $666.5 million in 2004.

The increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$67.1	Increase in sales volume
16.7	5% increase in raw material costs (primarily concentrate, sweetener and packaging costs)
13.4	Increase due to energy products having higher cost per unit
(12.8)	Decrease due to impact of extra selling week in 2004
11.0	Decrease in marketing funding received primarily from The Coca-Cola Company
(7.0)	Decrease as the result of proceeds received in 2005 from high fructose corn syrup litigation
6.3	Other

$94.7	Total increase in cost of sales

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

Gross Margin

Gross margin increased $18.2 million, or 3.0%, to $618.9 million in 2005 from $600.7 million in 2004. Gross margin as a percentage of net sales decreased to 44.8% in 2005 from 47.4% in 2004.

The increase in gross margin was primarily the result of the following:

Amount	Attributable to:
(In Millions)
$24.7	Increase in sales volume
21.9	19% increase in average bottler sales price per unit
(16.7)	5% increase in raw material costs (primarily concentrate, sweetener and packaging costs)
15.1	3% increase in average bottle/can price per unit
(13.4)	Decrease due to energy products having higher cost per unit
(11.1)	Decrease due to impact of extra selling week in 2004
(11.0)	Decrease in marketing funding received primarily from The Coca-Cola Company
7.0	Increase as the result of proceeds received in 2005 from high fructose corn syrup litigation
1.7	Other

$18.2	Total increase in gross margin

The 2.6% decrease in gross margins as a percentage of net sales resulted primarily from the impact of higher sales to other bottlers, which have lower margins (2.0% of the 2.6% decrease). The remainder of the decrease was due to higher raw material costs (primarily packaging) offset by the high fructose corn syrup litigation proceeds.

The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses

S,D&A expenses increased by $12.7 million, or 2.5%, to $525.9 million in 2005 from $513.2 million in 2004.

The increase in S,D&A expenses was primarily due to the following:

Amount	Attributable to:
(In Millions)
$9.0	Increase in employee related expenses primarily related to wage increases and additional personnel
(4.3)	Decrease in depreciation expense primarily due to lower levels of capital spending over the past several years
3.7	Increase in energy costs primarily related to the movement of finished goods from sales distribution centers to customer locations
1.1	Increase in employee benefit costs primarily due to increased costs of the principal Company-sponsored pension plan and health care plan costs
(1.1)	Favorable adjustment in 2005 due to the resignation of a Company executive and related impact on amounts accrued for certain benefit plans
4.3	Other

$12.7	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $183.1 million and $176.3 million in 2005 and 2004, respectively. The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The Company initiated this delivery fee in October 2005. The delivery fee is recorded in net sales and was $.7 million in 2005.

Amortization of Intangibles

Amortization of intangibles expense for 2005 declined by $2.2 million compared to 2004. The decline in amortization expense was due to the impact of certain customer relationships recorded in other identifiable intangible assets which are now fully amortized.

Interest Expense

Interest expense increased $5.3 million in 2005 compared to 2004. The increase was attributable to financing transaction costs of $1.7 million related to the exchange of $164.8 million of the Company’s debt and the early retirement of $8.6 million of its debentures, and higher interest rates on the Company’s floating rate debt, partially offset by interest earned on short-term cash investments of $.5 million. The Company’s overall weighted average interest rate, excluding the financing transaction costs related to the debt exchange and the premium related to the early retirement of debentures, increased from an average of 5.4% during 2004 to 6.2% during 2005.

Minority Interest

The Company recorded minority interest of $4.1 million in 2005 compared to $3.8 million in 2004 related to the portion of Piedmont owned by The Coca-Cola Company. The increase in 2005 was due to improvements in operating results at Piedmont.

Income Taxes

The Company’s effective income tax rate for 2005 was 40.8% compared to 40.2% in 2004. The deduction for qualified production activities provided within the American Jobs Creation Act of 2004 reduced the Company’s effective income tax rate by approximately 1% in 2005.

Net Income and Net Income Per Share

The Company reported net income for 2005 of $23.0 million, or $2.53 basic net income per share for both Common Stock and Class B Common Stock, compared with net income for 2004 of $21.8 million, or $2.41 basic net income per share for both Common and Class B Common Stock. The changes in net income and net income per share were the result of the net effect of changes in gross margin, S,D&A expenses, amortization of intangibles, interest expense, minority interest and income taxes as previously described.

FINANCIAL CONDITION

Total assets increased to $1.36 billion at December 31, 2006 from $1.34 billion at January 1, 2006 primarily due to increases in cash and cash equivalents and inventories, partially offset by a decrease in property, plant and equipment, net. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years.

Net working capital, defined as current assets less current liabilities, decreased by $66.4 million from January 1, 2006 to December 31, 2006.

Significant changes in net working capital from January 1, 2006 to December 31, 2006 were as follows:

•	An increase in cash and cash equivalents of $22.2 million due to cash flows from operating activities.

•	An increase in inventories of $8.8 million due to the addition of new products and increased raw material levels of concentrate and cans.

•	An increase in current portion of debt of $93.5 million primarily due to reclassification from long-term to current of $100 million in debentures due in November 2007.

•	An increase in accounts payable, trade of $8.7 million primarily due to increased inventories.

•	An increase in accounts payable to The Coca-Cola Company of $6.2 million primarily due to timing of payments.

Debt and capital lease obligations were $769.0 million as of December 31, 2006 compared to $777.2 million as of January 1, 2006. Debt and capital lease obligations as of December 31, 2006 and January 1, 2006 included $77.5 million and $79.2 million, respectively, of capital lease obligations related primarily to Company facilities.

The Company recorded a minimum pension liability adjustment of $4.3 million, net of tax, as of January 1, 2006 to reflect the difference between the fair market value of the Company’s pension plan assets and the accumulated benefit obligation of the pension plans. The Company recorded an adjustment to decrease the minimum pension liability of $5.4 million, net of tax, as of December 31, 2006 as a result of the plan curtailment discussed in Note 17 to the consolidated financial statements. The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”), at the end of 2006. Pension and postretirement liabilities were adjusted to reflect the excess of the projected benefit obligation (pension) and the accumulated postretirement benefit obligation (postretirement medical) over available plan assets. The total SFAS No. 158 adjustment to increase benefit liabilities was $2.6 million, net of tax, with a corresponding adjustment to other comprehensive loss. Contributions to the Company’s pension plans were $.5 million in 2006 and $8.0 million in 2005. The Company anticipates there will be no contributions to the principal Company-sponsored pension plan in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

The Company’s sources of capital include cash flow from operations, available credit facilities and the issuance of debt and equity securities. Management believes the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

As of December 31, 2006, the Company had $100 million available under its revolving credit facility to meet its cash requirements. The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at December 31, 2006, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks.

The Company currently plans to use cash on hand and its revolving credit facility to repay or refinance the $100 million maturity of debentures in November 2007.

The Company has obtained all of its long-term debt financing other than capital leases from the public markets. As of December 31, 2006, $691.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $769.0 million was financed through publicly offered debt. The Company had capital lease obligations of $77.5 million as of December 31, 2006. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

On March 8, 2007, the Company entered into a new $200 million revolving credit facility, replacing its $100 million facility. The new facility matures in March 2012, and includes an option to extend the term for an additional year at the discretion of the participating banks. The facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The facility contains similar financial covenants as the previous $100 million facility. The two financial covenants are related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement.

Cash Sources and Uses

The primary source of cash for the Company has been cash provided by operating activities. The primary uses of cash in 2006 have been for capital expenditures, the repayment of debt maturities and capital lease obligations, income tax payments and dividends.

A summary of cash activity for 2006 and 2005 follows:

	Fiscal Year
	2006	2005
In Millions
Cash sources
Cash provided by operating activities (excluding income tax payments)	$120.1	$113.3
Other	2.4	5.2

Total cash sources	$122.5	$118.5

Cash uses
Capital expenditures	$63.2	$40.0
Investment in plastic bottle manufacturing cooperative	2.3	—
Payment of debt and capital lease obligations	8.2	11.9
Income tax payments	17.2	11.2
Premium on exchange of debt	—	15.6
Dividends	9.1	9.1
Other	.3	—

Total cash uses	$100.3	$87.8

Increase in cash	$22.2	$30.7

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $15 million and $20 million in 2007. The cash requirement for income taxes in 2006 included $5 million related to the settlement of a state tax audit accrued in 2005.

Investing Activities

Additions to property, plant and equipment during 2006 were $63.2 million compared to $40.0 million in 2005. Capital expenditures during 2006 were funded with cash flows from operations. The increase in capital expenditures in 2006 was primarily due to the purchase of new route delivery vehicles and costs associated with the Company’s ongoing implementation of its ERP computer system. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

The Company anticipates that additions to property, plant and equipment in 2007 will be in the range of $40 million to $50 million and plans to fund such additions through cash flows from operations and its available lines of credit.

Financing Activities

In December 2005, the Company repurchased $8.6 million of its outstanding 6.375% debentures due May 2009. The Company used cash on hand to retire these debentures.

In June 2005, the Company issued $164.8 million of new 5.00% senior notes due 2016 in exchange for $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009. The exchange of debt lengthened maturities on portions of the Company’s debt, and reduced refinancing requirements in the near-term by extending the maturity dates on a portion of its total debt.

The Company has a five-year $100 million revolving credit facility. On December 31, 2006, there were no amounts outstanding under the facility. The facility matures in April 2010 and includes an option to extend the term for an additional year at the discretion of the participating banks. The facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at December 31, 2006, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. On December 31, 2006, there was no amount outstanding under the lines of credit. On January 1, 2006, $6.5 million was outstanding under the lines of credit.

In January 1999, the Company filed a shelf registration for up to $800 million of debt and equity securities. The Company has issued $500 million of debt under this shelf registration. The Company currently has up to $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

The Company currently provides financing for Piedmont under the terms of an agreement that expires on December 31, 2010. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus .50%. The loan balance at December 31, 2006 was $89.5 million and was eliminated in consolidation.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.

At December 31, 2006, the Company’s credit ratings were as follows:

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

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2005, effective January 2, 2006, under a restricted stock award plan that provides for annual awards of such shares subject to the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan.

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

The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock award in 2006, were approved by the Board of Directors in the first quarter of 2006 and the Company recorded the 20,000 share award at the grant-date price of $46.45 per share. Total stock compensation expense was $929,000 over the one-year service period (fiscal 2006) as the Company achieved at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period. Prior to the adoption of SFAS No. 123, the Company accrued compensation expense over the course of the one-year service period with the full year expense based upon the end of the period stock price.

The following table illustrates the effect on reported net income and earnings per share for 2005 and 2004 had the Company accounted for the stock grant using the fair value method in SFAS No. 123:

	Fiscal Year
	2005	2004
In Thousands (Except Per Share Data)
Net income as reported	$22,951	$21,848
Add: Restricted stock grant expense, net of tax	891	1,194
Less: Restricted stock grant expense under SFAS No. 123, net of tax	(1,104)	(1,087)

Net income—pro forma	$22,738	$21,955

Net income per share:
Common Stock:
Basic—as reported	$2.53	$2.41

Basic—pro forma	$2.50	$2.42

Diluted—as reported	$2.53	$2.41

Diluted—pro forma	$2.50	$2.42

Class B Common Stock:
Basic—as reported	$2.53	$2.41

Basic—pro forma	$2.50	$2.42

Diluted—as reported	$2.53	$2.41

Diluted—pro forma	$2.49	$2.41

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives that are variable interest entities. The Company has guaranteed $42.9 million of debt and related lease obligations for these cooperatives. As of December 31, 2006, the Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantees. As of December 31, 2006, the Company’s maximum exposure, if the cooperatives borrowed up to their borrowing capacity, would have been $65.8 million including the Company’s equity interest. The Company has determined that it is not the primary beneficiary of either of the cooperatives. See Note 13 of the consolidated financial statements for additional information about these cooperatives.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	2012 and Thereafter
In Thousands
Contractual obligations:
Total debt, net of interest	$691,450	$100,000	$176,693	$—	$414,757
Capital lease obligations, net of interest (1)	82,650	2,435	5,383	6,152	68,680
Estimated interest on debt and capital lease obligations (2)	336,370	45,065	72,101	55,513	163,691
Purchase obligations (3)	641,171	86,450	172,900	172,900	208,921
Other long-term liabilities (4)	83,972	5,344	10,343	9,530	58,755
Operating leases	17,560	3,120	4,743	1,923	7,774
Long-term contractual arrangements (5)	28,481	7,526	11,885	5,837	3,233
Interest rate swap agreements	9,277	4,239	3,649	966	423
Purchase orders (6)	17,221	17,221

Total contractual obligations	$1,908,152	$271,400	$457,697	$252,821	$926,234

(1)	Adjusted to reflect the modified lease on the corporate facilities, which was effective January 1, 2007.
(2)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.
(3)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(4)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(5)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

The Company has $22.1 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of December 31, 2006. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company anticipates there will be no contributions to the principal Company-sponsored pension plan in 2007. Postretirement medical care payments are expected to be approximately $2.7 million in 2007. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

The Company currently has nine interest rate swap agreements. Three of the nine interest rate swap agreements totaling $75 million were entered into in January 2007. These interest rate swap agreements effectively convert $325 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

During 2006, 2005 and 2004, interest expense was reduced by $1.7 million, $1.7 million and $1.9 million, respectively, due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements. Interest expense will be reduced by the amortization of these deferred gains in 2007 through 2011 as follows: $1.7 million, $1.7 million, $.9 million, $.3 million and $.3 million, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.9% as of December 31, 2006 compared to 6.2% as of January 1, 2006. The Company’s overall weighted average interest rate on its debt and capital lease obligations, excluding the financing transaction costs related to the debt exchange and early debt retirement in 2005, increased to 6.6% in 2006 from 6.2% in 2005. Including the $1.7 million of financing transaction costs related to the Company’s debt exchange and early debt retirement, the overall weighted average interest rate in 2005 was 6.4%. Approximately 42% of the Company’s debt and capital lease obligations of $769.0 million as of December 31, 2006 was maintained on a floating rate basis and was subject to changes in short-term interest rates. During January 2007, the Company entered into additional interest rate swap agreements totaling $75 million which effectively converted fixed rate debt to floating rates. Additionally, a floating rate capital lease of $30.7 million was modified on a fixed rate basis. After giving effect for the additional interest rate swap agreements of $75 million and the modification of a floating rate capital lease to a fixed rate basis, approximately 48% of the Company’s debt and capital lease obligations would have been subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% more in 2007 than the interest rates as of December 31, 2006, interest expense for 2007 would increase by approximately $3.2 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of December 31, 2006, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

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

•	the Company’s intention to renew the lines of credit as they mature;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	the Company’s key priorities which are revenue management, product innovation, distribution cost management and productivity;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•

the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of December 31, 2006;

•	anticipated cash payments for income taxes of approximately $15 million to $20 million in 2007;

•	anticipated additions to property, plant and equipment in 2007 will be in the range of $40 million to $50 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that demand for sugar carbonated beverages will continue to decline;

•	the Company’s belief that its pension expense will be approximately $.2 million in 2007;

•	the Company’s belief that there will be no contribution to the principal Company-sponsored pension plan in 2007;

•	the Company’s belief that its postretirement benefit expense will be approximately the same in 2007 as in 2006;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $3 million in 2007;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that CCBSS will increase purchasing efficiency and reduce future increases in cost of sales and other operating expenses;

•	the Company’s belief that it will continue to produce Full Throttle for many of the Coca-Cola bottlers in the eastern half of the United States in 2007;

•

the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet products, sports drinks, bottled water and energy products, the introduction of new products and the pricing of brands and packages within channels;

•

the Company’s belief that the implementation of its new delivery system will continue over the next several years and should generate significant vehicle productivity gains and labor productivity improvements in future years;

•	the Company’s belief that its Board of Directors would not systematically declare dividends on its Common Stock without declaring dividends on its Class B Common Stock;

•	the Company’s belief that the cost of aluminum cans may increase by 10% to 20% in 2007;

•	the Company’s belief that the cost of high fructose corn syrup may increase by 20% to 35% in 2007;

•	the anticipated impact of increasing costs for aluminum cans and high fructose corn syrup, assuming flat volume, is in the range of $24 million to $45 million;

•

the purpose and intended effect of the change in operating management structure and workforce reduction plans, the expected timeframe for completion of the change in operating management structure and workforce reduction plans and estimated amounts and timing of charges and cash expenditures resulting from the plans;

•	the Company’s belief that it has the ability, subject to normal market conditions, to raise selling prices to offset cost increases over time;

•	the Company’s belief that its expense for its 401(k) plan will increase to a range of approximately $8 million to $9 million in 2007;

•	the Company’s belief that the majority of its deferred tax assets will be realized; and

•	the Company’s intention to renew substantially all the Allied Bottle Contracts and Noncarbonated Beverage Contracts as they expire.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth under Item 1A.—Risk Factors.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements are major financial institutions with which the Company also has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 42% of the Company’s debt and capital lease obligations of $769.0 million as of December 31, 2006 was subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more in 2007 than the interest rates as of December 31, 2006, interest expense for 2007 would increase by approximately $3.2 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Raw Material and Commodity Price Risk

The Company anticipates that, beginning in 2007 the majority of the Company’s aluminum requirements will not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum cans may increase from 10% to 20% in 2007. High fructose corn syrup costs are also expected to increase significantly in 2007 as a result of increasing demand for corn products around the world and as a result of alternative uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the cost of high fructose corn syrup will increase from 20% to 35% in 2007. The combined impact of increasing costs for aluminum cans and high fructose corn syrup, assuming flat volume, is anticipated to range between $24 million and $45 million.

The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk.

During 2007, the Company began using derivative instruments to hedge a portion of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Instruments used include puts and calls which effectively form an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

Effect of Changing Prices

The principal effect of inflation on the Company’s operating results is to increase costs. Subject to normal competitive market conditions, the Company believes it has the ability to raise selling prices to offset these cost increases over time.

Item 8.    Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2006	2005	2004
In Thousands (Except Per Share Data)
Net sales	$1,431,005	$1,380,172	$1,267,227
Cost of sales	808,426	761,261	666,534

Gross margin	622,579	618,911	600,693

Selling, delivery and administrative expenses	537,365	525,903	513,227
Amortization of intangibles	550	880	3,117

Income from operations	84,664	92,128	84,349

Interest expense	50,286	49,279	43,983
Minority interest	3,218	4,097	3,816

Income before income taxes	31,160	38,752	36,550
Income taxes	7,917	15,801	14,702

Net income	$23,243	$22,951	$21,848

Basic net income per share:
Common Stock	$2.55	$2.53	$2.41

Weighted average number of Common shares outstanding	6,643	6,643	6,643

Class B Common Stock	$2.55	$2.53	$2.41

Weighted average number of Class B Common shares outstanding	2,460	2,440	2,420

Diluted net income per share:
Common Stock	$2.55	$2.53	$2.41

Weighted average number of Common shares outstanding—assuming dilution	9,120	9,083	9,063

Class B Common Stock	$2.54	$2.53	$2.41

Weighted average number of Class B Common shares outstanding—assuming dilution	2,477	2,440	2,420

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2006	Jan. 1, 2006
In Thousands (Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$61,823	$39,608
Accounts receivable, trade, less allowance for doubtful accounts of $1,334 and $1,318, respectively	91,299	94,576
Accounts receivable from The Coca-Cola Company	4,915	2,719
Accounts receivable, other	8,565	8,388
Inventories	67,055	58,233
Prepaid expenses and other current assets	13,485	8,862

Total current assets	247,142	212,386

Property, plant and equipment, net	384,464	389,199
Leased property under capital leases, net	69,851	73,244
Other assets	35,542	39,235
Franchise rights, net	520,672	520,672
Goodwill, net	102,049	102,049
Other identifiable intangible assets, net	4,747	5,054

Total	$1,364,467	$1,341,839

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

	Dec. 31, 2006	Jan. 1, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$100,000	$6,539
Current portion of obligations under capital leases	2,435	1,709
Accounts payable, trade	44,050	35,333
Accounts payable to The Coca-Cola Company	21,748	15,516
Other accrued liabilities	51,030	60,079
Accrued compensation	19,671	18,969
Accrued interest payable	10,008	9,670

Total current liabilities	248,942	147,815

Deferred income taxes	162,694	167,131
Pension and postretirement benefit obligations	57,757	54,844
Other liabilities	88,598	85,188
Obligations under capital leases	75,071	77,493
Long-term debt	591,450	691,450

Total liabilities	1,224,512	1,223,921

Commitments and Contingencies (Note 13)

Minority interest	46,002	42,784

Stockholders’ equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-9,705,551 and 9,705,451 shares, respectively	9,705	9,705
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-3,088,266 and 3,068,366 shares, respectively	3,088	3,068
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	101,145	99,376
Retained earnings	68,495	54,355
Accumulated other comprehensive loss	(27,226)	(30,116)

	155,207	136,388

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total stockholders’ equity	93,953	75,134

Total	$1,364,467	$1,341,839

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2006	2005	2004
In Thousands
Cash Flows from Operating Activities
Net income	$23,243	$22,951	$21,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	67,334	68,222	70,798
Amortization of intangibles	550	880	3,117
Deferred income taxes	(7,030)	3,105	14,244
Losses on sale of property, plant and equipment	1,340	775	752
Amortization of debt costs	2,638	1,967	1,101
Stock compensation expense	929	860	1,141
Amortization of deferred gains related to terminated interest rate agreements	(1,689)	(1,679)	(1,945)
Minority interest	3,218	4,097	3,816
(Increase) decrease in current assets less current liabilities	5,863	4,042	(9,239)
(Increase) decrease in other noncurrent assets	3,585	(1,475)	531
Increase (decrease) in other noncurrent liabilities	2,736	(1,471)	11,596
Other	180	(180)	101

Total adjustments	79,654	79,143	96,013

Net cash provided by operating activities	102,897	102,094	117,861

Cash Flows from Investing Activities
Additions to property, plant and equipment	(63,179)	(39,992)	(52,860)
Proceeds from the sale of property, plant and equipment	2,454	4,443	2,225
Proceeds from the redemption of life insurance policies			29,049
Investment in plastic bottle manufacturing cooperative	(2,338)
Other	(243)

Net cash used in investing activities	(63,306)	(35,549)	(21,586)

Cash Flows from Financing Activities
Payment of long-term debt		(8,550)	(85,000)
Payment of current portion of long-term debt	(39)		(78)
Payment of lines of credit, net	(6,500)	(1,500)	(9,600)
Cash dividends paid	(9,103)	(9,084)	(9,063)
Principal payments on capital lease obligations	(1,696)	(1,826)	(1,843)
Premium on exchange of long-term debt		(15,554)
Other	(38)	692	150

Net cash used in financing activities	(17,376)	(35,822)	(105,434)

Net increase (decrease) in cash	22,215	30,723	(9,159)

Cash at beginning of year	39,608	8,885	18,044

Cash at end of year	$61,823	$39,608	$8,885

Significant non-cash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$860	$1,141	$1,055
Capital lease obligations incurred			37,307
Exchange of long-term debt		164,757

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
In Thousands
Balance on December 28, 2003	$9,704	$3,029	$97,220	$27,703	$(23,930)	$(61,254)	$52,472
Comprehensive income:
Net income				21,848			21,848
Net gain on derivatives, net of tax					62		62
Net change in minimum pension liability adjustment, net of tax					(1,935)		(1,935)

Total comprehensive income							19,975
Cash dividends paid
Common ($1.00 per share)				(6,642)			(6,642)
Class B Common ($1.00 per share)				(2,421)			(2,421)
Issuance of Class B Common Stock		20	1,035				1,055

Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439

Comprehensive income:
Net income				22,951			22,951
Net change in minimum pension liability adjustment, net of tax					(4,313)		(4,313)

Total comprehensive income							18,638
Cash dividends paid
Common ($1.00 per share)				(6,643)			(6,643)
Class B Common ($1.00 per share)				(2,441)			(2,441)
Issuance of Class B Common Stock		20	1,121				1,141
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134

Comprehensive income:
Net income				23,243			23,243
Net change in minimum pension liability adjustment, net of tax					5,442		5,442

Total comprehensive income							28,685
Adjustment to initially apply SFAS No. 158, net of tax					(2,552)		(2,552)
Cash dividends paid Common ($1.00 per share)				(6,643)			(6,643)
Class B Common ($1.00 per share)				(2,460)			(2,460)
Issuance of Class B Common Stock		20	840				860
Stock compensation expense			929				929

Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953

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

The fiscal years presented are the 52-week periods ended December 31, 2006 and January 1, 2006 and the 53-week period ended January 2, 2005. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Certain prior year amounts reported in the Company’s consolidated statements of operations have been conformed to current year classifications. In prior periods, the Company reported depreciation expense separately in the consolidated statements of operations. The Company began reporting depreciation expense in cost of sales and selling, delivery and administrative (“S,D,&A”) expenses in the first quarter of 2006. The Company’s results of operations for 2005 and 2004 have been conformed to the 2006 presentation. Depreciation expense in cost of sales was $9.0 million, $8.8 million and $7.1 million in 2006, 2005 and 2004, respectively. Depreciation expense in S,D&A expenses was $58.3 million, $59.4 million and $63.7 million in 2006, 2005 and 2004, respectively.

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

Credit Risk of Trade Accounts Receivable

The Company sells its products to supermarkets, convenience stores and other customers and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. The Company’s trade accounts receivable are typically collected within approximately 30 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses or adjustments. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for finished products and manufacturing materials and on the average cost method for plastic shells, plastic pallets and other inventories.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements on operating leases are depreciated over the shorter of the estimated useful lives or the term of the lease, including renewal options the Company determines are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations. Gains or losses on the disposal of manufacturing equipment and manufacturing facilities are included in cost of sales. Gains or losses on the disposal of all other property, plant and equipment are included in S,D&A expenses. Disposals of property, plant and equipment generally occur when it is not cost effective to repair an asset.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or changes in circumstances indicate that the amount of an asset or asset group may not be recoverable. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the asset or asset group.

Leased Property Under Capital Leases

Leased property under capital leases is depreciated using the straight-line method over the lease term.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $5.1 million, $4.7 million and $4.7 million in 2006, 2005 and 2004, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that it has one reporting unit for the Company as a whole. For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit using an average of three different approaches:

•	Market value, using the Company’s stock price plus outstanding debt and minority interest;

•	Discounted cash flow analysis; and

•	Multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to the Company’s carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any.

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

The Company records an additional minimum pension liability adjustment, when necessary, for the amount of underfunded accumulated pension obligations in excess of accrued pension costs. The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans,” at the end of 2006 (“SFAS No. 158”). Liabilities for pension and postretirement liabilities were adjusted to reflect the excess of the projected benefit obligation (pension) and the accumulated postretirement benefit obligation (postretirement medical) over available plan assets.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the pension plan covering substantially all nonunion employees to cease further accruals under the plan effective June 30, 2006. The plan amendment was accounted for as a plan “curtailment” under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended).” The

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

curtailment resulted in a reduction of the Company’s projected benefit obligation which was offset against the Company’s unrecognized net loss.

See Note 17 to the consolidated financial statements for additional information on the pension curtailment and the effects of adopting SFAS No. 158.

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

A valuation allowance will be provided against deferred tax assets if the Company determines it is more likely than not, such assets will not ultimately be realized. In addition, the Company records liabilities for uncertain tax positions principally related to state income taxes and certain federal income tax attributes. These liabilities reflect the Company’s best estimate of the ultimate income tax liabilities based on currently known facts and information. Material changes in facts and information as well as the expiration of statutes and/or settlements with the individual state or federal jurisdictions could result in material adjustments to these estimates in the future.

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

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs and arrangements with customers to increase the sale of its products by its customers. Among the programs negotiated with customers are arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives, included as deductions to net sales, totaled $47.2 million, $45.7 million and $40.0 million in 2006, 2005 and 2004, respectively.

Marketing Funding Support

The Company receives marketing funding support payments in cash from The Coca-Cola Company and other beverage companies. Payments to the Company for marketing programs to promote the sale of bottle/can

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses derivative financial instruments to manage its exposure to movements in interest rates and fuel prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

Interest Rate Hedges

The Company periodically enters into derivative financial instruments. The Company has standardized procedures for evaluating the accounting for financial instruments. These procedures include:

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

To the extent the interest rate agreements meet the specified criteria; they are accounted for as either fair value or cash flow hedges. Changes in the fair values of designated and qualifying fair value hedges are recognized in earnings as offsets to changes in the fair value of the related hedged liabilities. Changes in the fair value of cash flow hedging instruments are recognized in accumulated other comprehensive income and are subsequently reclassified to earnings as an adjustment to interest expense in the same periods the forecasted payments affect earnings. Ineffectiveness of a cash flow hedge, defined as the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is reflected in current results of operations.

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

Fuel Hedges

During 2007, the Company began using derivative instruments to hedge a portion of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Instruments used include puts and calls which effectively form an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs which are included in S,D&A expenses.

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

Selling, Delivery and Administrative Expenses

The following expenses are included in S,D&A expenses: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses, vending equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $193.8 million, $183.1 million and $176.3 million in 2006, 2005 and 2004, respectively.

Certain customers pay the Company separately for shipping and handling costs. Beginning in October 2005, certain customers have been billed a delivery fee. The delivery fee revenue is recorded in net sales and was $3.6 million and $.7 million in 2006 and 2005, respectively.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), on January 2, 2006. The Company applied the modified prospective transition method and prior periods were not restated. The Company’s only share based compensation is the restricted stock award to the Company’s Chairman of the Board of Directors and Chief Executive Officer as described above. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company recognizes compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the measurement date (date approved by the Board of Directors), unless the achievement of the performance requirement for the fiscal year is considered unlikely. See Note 16 to the consolidated financial statements for additional information.

Net Income Per Share

During 2006, the staff of the Division of Corporation Finance of the Securities and Exchange Commision reviewed the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006. The Company considered this review and concluded the application of the two-class method for calculating and presenting net income per share was appropriate for its Common Stock and Class B Common Stock.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Class B Common Stock is entitled to 20 votes per share and the Common Stock is entitled to one vote per share with respect to each matter to be voted upon by the stockholders of the Company. With the exception of any matter required by law, the holders of the Class B Common Stock and Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result of this voting structure, the holders of the Class B Common Stock control approximately 88% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. The Board of Directors has declared and the Company has paid dividends on the Class B Common Stock and Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994.

The Class B Common Stock conversion rights allow the Class B Common Stock to participate in dividends equally with the Common Stock. The Class B Common Stock is convertible into Common Stock on a one-for-one per share basis at any time at the option of the holder (i.e., via an action within the holder’s control). Accordingly, the holders of the Class B Common Stock can participate equally in any dividends declared on the Common Stock by exercising their conversion rights.

As a result of the Class B Common Stock’s aggregated participation rights, the Company determined that undistributed earnings should be allocated equally on a per share basis to the Common Stock and Class B Common Stock under the two-class method.

The Company further concluded the application of the two-class method to its net income per share calculation for the fiscal years ended January 1, 2006 (“fiscal 2005”) and January 2, 2005 (“fiscal 2004”) would not have materially impacted the financial statements for fiscal 2005 and fiscal 2004. For example, the Company reported basic and diluted net income per share for fiscal 2005 of $2.53. Under the two-class method, the Company would have reported basic and diluted net income per share for fiscal 2005 as follows: Common Stock—Basic $2.53; Class B Common Stock—Basic $2.53; Common Stock—Diluted $2.53; and Class B Common Stock—Diluted $2.53. Therefore, the Company began presenting the application of the two-class method prospectively in the quarter ended October 1, 2006.

Basic earnings per share (“EPS”) excludes potential common shares that were dilutive and is computed by dividing net income available for common stockholders by the weighted average number of Common and

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Common shares outstanding. Diluted EPS for Common Stock and Class B Common Stock gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.

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

Minority interest as of December 31, 2006, January 1, 2006, and January 2, 2005 represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

3.    Inventories

Inventories were summarized as follows:

	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Finished products	$32,934	$34,181
Manufacturing materials	19,333	9,222
Plastic shells, plastic pallets and other inventories	14,788	14,830

Total inventories	$67,055	$58,233

4.    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Dec. 31, 2006	Jan. 1, 2006	Estimated Useful Lives
In Thousands
Land	$12,455	$12,605
Buildings	110,444	110,208	10-50 years
Machinery and equipment	100,519	96,495	5-20 years
Transportation equipment	184,861	167,762	4-13 years
Furniture and fixtures	39,184	44,364	4-10 years
Cold drink dispensing equipment	331,174	339,330	6-13 years
Leasehold and land improvements	57,837	56,788	5-20 years
Software for internal use	36,665	32,258	3-10 years
Construction in progress	13,464	6,627

Total property, plant and equipment, at cost	886,603	866,437
Less: Accumulated depreciation and amortization	502,139	477,238

Property, plant and equipment, net	$384,464	$389,199

Depreciation and amortization expense was $67.3 million, $68.2 million and $70.8 million in 2006, 2005 and 2004, respectively. These amounts included amortization expense for leased property under capital leases.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	Dec. 31, 2006	Jan. 1, 2006	Estimated Useful Lives
In Thousands
Leased property under capital leases	$83,475	$84,035	3-29 years
Less: Accumulated amortization	13,624	10,791

Leased property under capital leases, net	$69,851	$73,244

As of December 31, 2006, real estate represented all of the leased property under capital leases, net, of which $63.5 million is provided by related parties as described in Note 18 to the consolidated financial statements.

6.    Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Franchise rights	$677,769	$677,769
Goodwill	155,487	155,487

Franchise rights and goodwill	833,256	833,256
Less: Accumulated amortization	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721

The Company performed its annual impairment test of franchise rights and goodwill during the third quarter of 2006 and determined there was no impairment of the carrying value of these assets.

There was no activity for franchise rights and goodwill in 2006 or 2005.

7.    Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Dec. 31, 2006	Jan. 1, 2006	Estimated Useful Lives
In Thousands
Other identifiable intangible assets	$6,599	$9,877	1-18 years
Less: Accumulated amortization	1,852	4,823

Other identifiable intangible assets, net	$4,747	$5,054

During 2006 and 2005, the Company wrote off fully amortized identifiable intangible assets in the amount of $3.5 million and $51.2 million, respectively. Amortization expense related to other identifiable intangible assets was $.6 million, $.9 million and $3.1 million in 2006, 2005 and 2004, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded amounts as of December 31, 2006 will be $.4 million, $.4 million, $.4 million, $.4 million and $.3 million for 2007 through 2011, respectively. Other identifiable intangible assets primarily represent customer relationships.

8.    Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Accrued marketing costs	$6,659	$5,578
Accrued insurance costs	12,495	10,463
Accrued taxes (other than income taxes)	2,068	729
Employee benefit plan accruals	8,427	8,946
Checks and transfers yet to be presented for payment from zero balance cash account	10,199	20,530
All other accrued expenses	11,182	13,833

Total other accrued liabilities	$51,030	$60,079

9.    Debt

Debt was summarized as follows:

	Maturity	Interest Rate	Interest Paid	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Lines of Credit			Varies	$—	$6,500
Debentures	2007	6.85%	Semi-annually	100,000	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757
Other notes payable			Quarterly	—	39

				691,450	697,989
Less: Current portion of debt				100,000	6,539

Long-term debt				$591,450	$691,450

The principal maturities of debt outstanding on December 31, 2006 were as follows:

In Thousands
2007	$100,000
2008	—
2009	176,693
2010	—
2011	—
Thereafter	414,757

Total debt	$691,450

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has obtained all of its long-term debt financing other than capital leases from the public markets. As of December 31, 2006, $691.5 million of the Company’s total outstanding debt and capital lease obligations of $769.0 million was financed through publicly offered debt. The Company had capital lease obligations of $77.5 million as of December 31, 2006.

In December 2005, the Company repurchased $8.6 million of its outstanding 6.375% debentures due May 2009. The premium and associated transaction fees totaling $.4 million were included in interest expense in 2005.

In June 2005, the Company issued $164.8 million of 5.00% senior notes due 2016 in exchange for $122.2 million of its outstanding 6.375% debentures due 2009 and $42.6 million of its outstanding 7.20% debentures due 2009. The exchange was conducted as a private placement to holders of the existing debentures that were “qualified institutional buyers” within the meaning of Rule 144A of the Securities Act of 1933. As part of the exchange, the Company paid a premium of $15.6 million to holders participating in the exchange. The transaction was accounted for as an exchange of debt, and the $15.6 million premium is being amortized over the life of the new notes. The Company incurred financing transaction costs of $1.3 million related to the exchange of debt which were included in interest expense during 2005. In August 2005, the Company successfully completed a registered exchange offer in which all of the previously issued private notes were exchanged for substantially identical registered notes.

On April 7, 2005, the Company entered into a new five-year $100 million revolving credit facility replacing the previous $125 million facility that was scheduled to expire in December 2005. On December 31, 2006, there were no amounts outstanding under this $100 million facility. The $100 million facility matures in April 2010 and includes an option to extend the term for an additional year at the discretion of the participating banks and bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .375%. In addition, there is a facility fee of .125% required for this $100 million facility. Both the interest rate spread and the facility fee are determined from a commonly used pricing grid based on the Company’s long-term senior unsecured noncredit-enhanced debt rating. The Company’s $100 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate that they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at December 31, 2006, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. The Company intends to renew the lines of credit as they mature. On December 31, 2006, there was no amount outstanding under the lines of credit. On January 1, 2006, amounts outstanding under the lines of credit were $6.5 million. The weighted average interest rate on the lines of credit was 4.77% as of January 1, 2006.

The Company currently provides financing for Piedmont under an agreement that expires on December 31, 2010. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. The loan balance at December 31, 2006 was $89.5 million and was eliminated in consolidation.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 6.9% and 6.2% for its debt and capital lease obligations as of December 31, 2006 and January 1, 2006, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.6%, 6.4% and 5.4% for 2006, 2005 and 2004, respectively. Excluding the $1.7 million of financing transaction costs related to the Company’s debt exchange in June 2005 and the early retirement of debt in December 2005, the overall weighted average interest rate for 2005 was 6.2%. As of December 31, 2006, approximately 42% of the Company’s debt and capital lease obligations of $769.0 million was subject to changes in short-term interest rates.

During January 2007, the Company entered into additional interest rate swap agreements totaling $75 million which effectively converted fixed rate debt to floating rates. Additionally, a floating rate capital lease of $30.7 million was modified on a fixed rate basis. After giving effect for the additional interest rate swap agreements of $75 million and the modification of a floating rate capital lease to a fixed rate basis, approximately 48% of the Company’s debt and capital lease obligations would have been subject to changes in short-term interest rates.

The Company currently plans to use cash on hand and its revolving credit facility to repay or refinance the $100 million maturity of Company debentures in November 2007.

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

Derivative financial instruments were summarized as follows:

	Dec. 31, 2006		Jan. 1, 2006
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
In Thousands
Interest rate swap agreement-floating	$25,000	.92 years	$25,000	1.92 years
Interest rate swap agreement-floating	25,000	.92 years	25,000	1.92 years
Interest rate swap agreement-floating	50,000	2.42 years	50,000	3.42 years
Interest rate swap agreement-floating	50,000	.92 years	50,000	1.92 years
Interest rate swap agreement-floating	50,000	2.58 years	50,000	3.58 years
Interest rate swap agreement-floating	50,000	5.92 years	50,000	6.92 years

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had six interest rate swap agreements as of December 31, 2006 with varying terms that effectively converted $250 million of the Company’s fixed rate debt portfolio to a floating rate. All of the interest rate swap agreements have been accounted for as fair value hedges.

In January 2007, the Company entered into three new interest rate swap agreements converting $75 million of the Company’s fixed rate debt portfolio to a floating rate. The new swap agreements have been accounted for as fair value hedges.

During 2006, 2005 and 2004, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $1.7 million, $1.7 million and $1.9 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2007 through 2011 as follows: $1.7 million, $1.7 million, $.9 million, $.3 million and $.3 million, respectively.

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

The carrying amounts and fair values of the Company’s debt, derivative financial instruments and letters of credit were as follows:

	Dec. 31, 2006		Jan. 1, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In Thousands
Public debt securities	$691,450	$679,991	$691,450	$696,171
Non-public variable rate debt	—	—	6,500	6,500
Non-public fixed rate long-term debt	—	—	39	39
Interest rate swap agreements	6,950	6,950	8,118	8,118
Letters of credit	—	22,068	—	17,374

The fair value of the interest rate swap agreements at December 31, 2006 and January 1, 2006 represent the estimated amounts the Company would have paid upon termination of these agreements, which were the then current settlement values.

12.    Other Liabilities

Other liabilities were summarized as follows:

	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Accruals for executive benefit plans	$69,547	$61,674
Other	19,051	23,514

Total other liabilities	$88,598	$85,188

The accruals for executive benefit plans relate to three benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a replacement benefit plan.

Pursuant to the Supplemental Savings Plan, as amended effective January 1, 2005, eligible participants may elect to defer a portion of their annual salary and bonus. Prior to 2006, the Company matched 30% of the first 6% of salary (excluding bonuses) deferred by the participant. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2006, the Company matches 50% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company will also make additional contributions during 2006, 2007 and 2008 ranging from 10% to 40% of a participant’s annual salary (excluding bonuses), with contributions above the 10% level depending on the attainment by the Company of certain annual performance objectives. The Company may also make discretionary contributions to participants’ accounts. The

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term liability under this plan was $46.3 million and $40.3 million as of December 31, 2006 and January 1, 2006, respectively.

Under the Retention Plan, as amended effective January 1, 2005, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $22.3 million and $20.4 million as of December 31, 2006 and January 1, 2006, respectively.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants previously through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. In 2005, participants were provided a one-time option to terminate their agreements under this plan and receive all of their accrued benefit in cash. A number of participants elected this option. Accordingly, the Company paid $1.6 million to participants under this one-time option in July 2005. The long-term liability was $1.0 million under this plan as of December 31, 2006 and January 1, 2006.

13.    Commitments and Contingencies

Rental expense incurred for noncancellable operating leases during 2006, 2005 and 2004 were as follows:

	Fiscal Year
	2006	2005	2004
In Thousands
Minimum rentals	$3,597	$3,168	$3,550
Contingent rentals	—	—	(71)

Total rental expense	$3,597	$3,168	$3,479

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of December 31, 2006, adjusted to reflect the modified capital lease on the corporate office facility which was effective January 1, 2007. The modified lease increased the present value of minimum lease payments from $77.5 million to $82.6 million. The current portion of obligations under capital leases at December 31, 2006 has been adjusted to reflect the effects of this modified lease. See Note 18 to the consolidated financial statements for additional information on the modified lease.

	Capital Leases	Operating Leases	Total
In Thousands
2007	$9,017	$3,120	$12,137
2008	9,456	2,846	12,302
2009	9,612	1,897	11,509
2010	9,733	1,062	10,795
2011	9,856	861	10,717
Thereafter	171,856	7,774	179,630

Total minimum lease payments	$219,530	$17,560	$237,090

Less: Amounts representing interest	136,880

Present value of minimum lease payments	82,650
Less: Current portion of obligations under capital leases	2,435

Long-term portion of obligations under capital leases	$80,215

Future minimum lease payments for noncancellable operating and capital leases in the preceding table include renewal options the Company has determined to be reasonably assured.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through May 2014. The Company is also a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative, from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 18 to the consolidated financial statements for additional information concerning SAC and Southeastern.

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $42.9 million as of December 31, 2006 and January 1, 2006. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse provision exists that would enable the Company to recover amounts guaranteed. The guarantees relate to debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

The Company has identified SAC and Southeastern as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of December 31, 2006, SAC had total assets of approximately $39 million and total debt of approximately

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$17 million. SAC had total revenues for 2006 of approximately $173 million. As of December 31, 2006, Southeastern had total assets of approximately $379 million and total debt of approximately $279 million. Southeastern had total revenue for 2006 of approximately $566 million. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on December 31, 2006 would have been $57.4 million and the Company’s maximum total exposure, including its equity investment, would have been $35.4 million for SAC and $30.4 million for Southeastern. The Company has been purchasing plastic bottles and finished products from these cooperatives for more than ten years.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 31, 2006, these letters of credit totaled $22.1 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of December 31, 2006 amounted to $28.5 million and expire at various dates through 2014.

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

In April 2006, warehouse delivery of POWERade commenced in the Company’s exclusive bottling territory. On September 5, 2006, the District Court granted the Company’s motion to intervene as defendant for the limited purpose of opposing the injunctive relief sought by the bottler plaintiffs. The District Court found that the Company had a legally protectable interest at stake in the litigation in that the relief requested would preclude the Company from warehouse delivery of POWERade within its exclusive bottling territory.

In February 2007, The Coca-Cola Company, CCE, the Company and many of the plaintiffs entered into a series of agreements that the Company expects will result in the dismissal without prejudice of the lawsuit and the implementation of a program to test various new route-to-market service systems. The new alternative route-to-market program provides, among other things, that during the next two years, through December 31, 2008, any Coca-Cola bottler that desires to implement an alternative route-to-market delivery plan shall present the plan for advance discussion and approval by representatives of The Coca-Cola Company and the Coca-Cola bottling system. The agreements preserve all parties’ rights, and afford the Coca-Cola bottling system an opportunity to meet to discuss whether the new route-to-market service system should be continued. The agreements also provide that the lawsuit will be dismissed in the near future.

The Company is involved in various other claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these other claims and legal proceedings, management believes the ultimate disposition of these matters will not have a material adverse

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effect on the financial condition, cash flows or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these claims and legal proceedings.

The Company’s tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

14.    Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2006, 2005 and 2004.

	Fiscal Year
	2006	2005	2004
In Thousands
Current:
Federal	$14,359	$11,645	$—
State	588	1,051	458

Total current provision	$14,947	$12,696	$458

Deferred:
Federal	$(4,881)	$1,771	$11,912
State	(2,149)	1,334	2,332

Total deferred provision (benefit)	$(7,030)	$3,105	$14,244

Income tax expense	$7,917	$15,801	$14,702

The Company’s effective tax rate was 25.4%, 40.8% and 40.2% for 2006, 2005 and 2004, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
	2006	2005	2004
In Thousands
Statutory expense	$10,906	$13,563	$12,793
State income taxes, net of federal benefit	1,357	1,789	1,473
Change in effective state tax rate		1,554	2,320
Change in reserve for uncertain tax positions	(1,673)
Valuation allowance change	(2,637)	(1,188)	(1,980)
Meals and entertainment	701	729	780
Other, net	(737)	(646)	(684)

Income tax expense	$7,917	$15,801	$14,702

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 reduced the Company’s effective income tax rate by approximately 1% in 2005 and 2006.

In 2006, the Company reached agreements with two state taxing authorities to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the valuation allowance on related deferred tax assets by $2.6 million and reduced the liability for uncertain tax positions by $2.3 million in the fourth quarter of 2006 (“Q4 2006”). This adjustment was reflected as a $4.9 million reduction of income tax expense in Q4 2006. Also during Q4 2006, the Company increased the liability for uncertain tax positions by $.5 million to reflect an interest accrual and an adjustment of the reserve for uncertain tax positions. The net effect of adjustments to the valuation allowance and liability for uncertain tax positions during Q4 2006 was a reduction in income tax expense of $4.4 million.

During 2005, the Company entered into settlement agreements with two states regarding certain tax years. The effect of these settlements was the reduction of certain state net operating loss carryforwards with a tax effect, net of federal tax benefit, of $.6 million, the payment of $1.1 million in previously accrued tax and the reduction of valuation allowances of $1.2 million, net of federal tax benefit, related to net operating losses in these states, which the Company now believes more likely than not will be utilized to reduce state liabilities in the future.

During 2005, the Company also entered into a settlement agreement with another state whereby the Company agreed to reduce certain net operating loss carryforwards and to pay certain additional taxes and interest relating to prior years. The loss of state net operating loss carryforwards, net of federal tax benefit, of $4.4 million did not have an effect on the provision for income taxes due to a valuation allowance previously recorded for such deferred tax assets. Under this settlement, the Company was required to pay $5.7 million in 2005 and was required to pay an additional $5.0 million by April 15, 2006. The amounts paid and remaining to be paid in excess of liabilities previously recorded had the effect of increasing income tax expense by approximately $4.1 million in 2005. Based on an analysis of facts and available information, the Company also made adjustments for income tax exposure in other states in 2005 which had the effect of decreasing income tax expense by $3.8 million in 2005.

The Company’s income tax liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such liabilities and new information that becomes available to the Company.

The valuation allowance decreases in 2006, 2005 and 2004 were due to the Company’s assessments of its ability to use certain state net operating loss carryforwards primarily due to agreements with state taxing authorities as previously discussed.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Intangible assets	$118,690	$117,478
Depreciation	75,258	85,567
Investment in Piedmont	34,149	29,422
Pension	7,455	10,407
Debt exchange premium	5,072	5,762
Inventory	5,002	5,040

Gross deferred income tax liabilities	245,626	253,676

Net operating loss carryforwards	(14,264)	(16,292)
Alternative minimum tax credits		(5,092)
Deferred compensation	(28,896)	(27,149)
Postretirement benefits	(14,534)	(14,398)
Termination of interest rate agreements	(2,286)	(2,950)
Capital lease agreements	(2,704)	(2,121)
Other	(3,384)	(1,723)

Gross deferred income tax assets	(66,068)	(69,725)

Valuation allowance for deferred tax assets	1,091	3,728

Total deferred income tax liability	180,649	187,679
Net current deferred income tax liability	86	802

Net noncurrent deferred income tax liability	180,563	186,877

Accumulated other comprehensive income	(17,869)	(19,746)

Net noncurrent deferred income tax liability	$162,694	$167,131

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

In addition to a valuation allowance related to state net operating loss carryforwards, the Company records liabilities for uncertain tax positions principally related to state income taxes and certain federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statutes and/or settlements with individual state or federal jurisdictions may result in material adjustments to these estimates in the future.

The valuation allowance of $1.1 million and $3.7 million as of December 31, 2006 and January 1, 2006, respectively, was established primarily for state net operating loss carryforwards which expire in varying amounts through 2023. There were no AMT credit carryforwards as of December 31, 2006 as the Company used its AMT credits to reduce its federal tax obligation for fiscal 2006.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income and other adjustments, including derivatives gain (loss) and minimum pension liability adjustment. In addition, the adjustment to initially apply SFAS No. 158 “Employers’ Accounting for Defined Pension and Other Postretirement Plans” was recorded directly to accumulated other comprehensive income (loss) at the end of 2006. A summary of accumulated other comprehensive income (loss) is as follows:

	Derivatives Gain/(Loss)	Unrecognized Losses and Prior Service Cost, net	Total
In Thousands
Balance at December 28, 2003	$(62)	$(23,868)	$(23,930)
Pretax activity	101	(3,174)	(3,073)
Tax effect	(39)	1,239	1,200

Balance at January 2, 2005		(25,803)	(25,803)
Pretax activity		(7,073)	(7,073)
Tax effect		2,760	2,760

Balance at January 1, 2006		(30,116)	(30,116)
Pretax activity		8,977	8,977
Tax effect		(3,535)	(3,535)

		(24,674)	(24,674)
Adjustment to initially apply SFAS No. 158
Pretax activity		(4,210)	(4,210)
Tax effect		1,658	1,658

Balance at December 31, 2006	$—	$(27,226)	$(27,226)

16.    Capital Transactions

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

Pursuant to the Company’s Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2006, 2005 and 2004, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” on January 2, 2006. The Company applied the modified prospective transition method and prior periods were not restated. The Company’s only share based compensation is the restricted stock award to Mr. Harrison, III, as previously described. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period.

The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock award in 2006, were approved by the Board of Directors in the first quarter of 2006 and the Company recorded the 20,000 share award at the grant-date price of $46.45 per share. Total stock compensation expense was $929,000 over the one-year service period (fiscal 2006) as the Company achieved at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Prior to the adoption of this statement, the Company accrued compensation expense over the course of the one-year service period with the full year expense based upon the end of the period stock price.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on reported net income and earnings per share for 2005 and 2004 had the Company accounted for the stock grant using the fair value method in SFAS No. 123:

	Fiscal Year
	2005	2004
In Thousands (Except Per Share Data)
Net income as reported	$22,951	$21,848
Add: Restricted stock grant expense, net of tax	891	1,194
Less: Restricted stock grant expense under SFAS No. 123, net of tax	(1,104)	(1,087)

Net income—pro forma	$22,738	$21,955

Net income per share:
Common Stock:
Basic—as reported	$2.53	$2.41

Basic—pro forma	$2.50	$2.42

Diluted—as reported	$2.53	$2.41

Diluted—pro forma	$2.50	$2.42

Class B Common Stock:
Basic—as reported	$2.53	$2.41

Basic—pro forma	$2.50	$2.42

Diluted—as reported	$2.53	$2.41

Diluted—pro forma	$2.49	$2.41

The increase in the number of shares of Class B Common Stock outstanding in 2006 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in 2006 reduced by the conversion of 100 shares of Class B Common Stock into 100 shares of Common Stock. The increase in the number of shares of Class B Common Stock outstanding in 2005 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in 2005 reduced by the conversion of 500 shares of Class B Common Stock into 500 shares of Common Stock.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Benefit Plans

Recently Adopted Pronouncement

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS No. 158”) at the end of fiscal 2006. The Company applied the modified prospective transition method and prior periods were not restated. The incremental effect of applying SFAS No. 158 in the balance sheet as of December 31, 2006 was as follows:

	Prior to Recording Minimum Pension Liability Adjustment	Minimum Pension Liability Adjustment	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
In Thousands
Other accrued liabilities	$3,328	$—	$3,328	$—	$3,328
Pension and postretirement benefit obligations	62,524	(8,977)	53,547	4,210	57,757
Deferred income taxes	160,817	3,535	164,352	(1,658)	162,694
Total liabilities	1,227,402	(5,442)	1,221,960	2,552	1,224,512
Accumulated other comprehensive loss	(30,116)	5,442	(24,674)	(2,552)	(27,226)
Total stockholders’ equity	91,063	5,442	96,505	(2,552)	93,953

Pension Plans

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

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The plan amendment was accounted for as a plan “curtailment” under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended).” The curtailment resulted in a reduction of the Company’s projected benefit obligation which was offset against the Company’s unrecognized net loss. The impacts of the curtailment on net income and the effect on net periodic pension expense prior to the effective date of June 30, 2006 were immaterial. Net periodic pension expense was reduced beginning in the third quarter of 2006 as the Company no longer accrues current service cost for the principal Company-sponsored pension plan.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
	2006	2005
In Thousands
Projected benefit obligation at beginning of year	$200,093	$170,800
Service cost	5,386	6,987
Interest cost	10,377	10,115
Actuarial loss	2,931	17,001
Benefits paid	(4,981)	(4,810)
Change in plan provisions	(28,002)	—

Projected benefit obligation at end of year	$185,804	$200,093

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at December 31, 2006 and January 1, 2006. The accumulated benefit obligation was $185.8 million and $173.8 million at December 31, 2006 and January 1, 2006, respectively.

Change in Plan Assets

	2006	2005
In Thousands
Fair value of plan assets at beginning of year	$150,400	$135,843
Actual return on plan assets	17,839	11,367
Employer contributions	550	8,000
Benefits paid	(4,981)	(4,810)

Fair value of plan assets at end of year	$163,808	$150,400

Funded Status

	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Funded status of the plans	(1)	$(49,694)
Unrecognized prior service cost	(1)	75
Unrecognized net loss	(1)	76,134
Projected benefit obligation	$(185,804)	(1)
Plan assets at fair value	163,808	(1)

Net funded status	$(21,996)	$26,515

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Recognized in the Consolidated Balance Sheet

	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Accrued benefit liability	$(1)	$(23,422)
Intangible asset	(1)	75
Accumulated other comprehensive income	(1)	49,862	(2)
Current liabilities	(550)	(1)
Noncurrent liabilities	(21,446)	(1)

Net amount recognized	$(21,996)	$26,515

(1)	These disclosures are not applicable since SFAS No. 158 was effective at the end of fiscal 2006.
(2)	Gross accumulated other comprehensive loss, net of tax effect of $19,746, was reflected in accumulated other comprehensive loss.

Net Periodic Pension Cost

	Fiscal Year
	2006	2005	2004
In Thousands
Service cost	$5,386	$6,987	$5,908
Interest cost	10,377	10,115	9,062
Expected return on plan assets	(12,106)	(10,689)	(9,306)
Amortization of prior service cost	24	24	20
Recognized net actuarial loss	4,444	5,341	4,840

Net periodic pension cost	$8,125	$11,778	$10,524

Significant Assumptions Used

	2006	2005	2004
Projected benefit obligation at the measurement date:
Discount rate	5.75%	5.75%	6.00%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%
Net periodic pension cost for the fiscal year:
Discount rate	5.75%	6.00%	6.25%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%

Measurement date	Nov. 30	Nov. 30	Nov. 30

The Company anticipates changing the measurement date to its fiscal year end date in fiscal 2008.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

In Thousands

Anticipated future pension benefit payments reflecting expected future service for the fiscal years:
2007	$5,148
2008	5,570
2009	5,917
2010	6,560
2011	7,143
2012—2016	46,931

There is no minimum actuarial required contribution for the two Company-sponsored pension plans in 2007.

Plan Assets

The Company’s pension plans target asset allocation for 2007, actual asset allocation at December 31, 2006 and January 1, 2006 and the expected weighted average long-term rate of return by asset category were as follows:

	Target Allocation 2007	Percentage of Plan Assets at Fiscal Year-End		Weighted Average Expected Long-Term Rate of Return—2006
		2006	2005
U.S. large capitalization equity securities	40%	47%	46%	4.0%
U.S. small/mid-capitalization equity securities	10%	5%	5%	.5%
International equity securities	15%	15%	15%	1.5%
Debt securities	35%	33%	34%	2.0%

Total	100%	100%	100%	8.0%

The investments in the Company’s pension plans include U.S. equities, international equities and debt securities. All of the plan assets are invested in institutional investment funds managed by professional investment advisors. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30%—50% in large capitalization equity securities, 0%—20% in U.S. small and mid-capitalization equity securities, 0%—20% in international equity securities and 10%—50% in debt securities. The Company currently has 67% of its plan investments in equity securities and 33% in debt securities.

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the United States. Debt securities at December 31, 2006 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 8% was used in determining both net periodic pension cost in both 2006 and 2005. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans in 2006, 2005 and 2004 was $1.4 million, $1.4 million and $1.3 million, respectively.

401(k) Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Under provisions of the 401(k) Savings Plan, an employee is vested with respect to Company contributions upon the completion of two years of service with the Company. The total costs for this benefit in 2006, 2005 and 2004 were $4.7 million, $4.6 million and $4.3 million, respectively. In conjunction with the change to the principal Company-sponsored pension plan previously discussed, the Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company’s matching contribution under the 401(k) Savings Plan effective January 1, 2007. The amendment to the 401(k) Savings Plan will provide for fully vested matching contributions equal to one hundred percent of a participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

In October 2005, the Company changed certain provisions of its postretirement health care plan that reduced future benefit obligations to eligible participants. Subsequent to these changes, the Company’s expense and liability related to its postretirement health care plan was reduced.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
	2006	2005
In Thousands
Benefit obligation at beginning of year	$41,718	$53,356
Service cost	332	689
Interest cost	2,227	3,125
Plan participants’ contributions	595	789
Actuarial loss (gain)	(2,218)	5,428
Benefits paid	(3,002)	(3,514)
Change in plan provisions	—	(18,155)
Medicare Part D subsidy reimbursement	72	—

Benefit obligation at end of year	$39,724	$41,718

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,335	2,725
Plan participants’ contributions	595	789
Benefits paid	(3,002)	(3,514)
Medicare Part D subsidy reimbursement	72	—

Fair value of plan assets at end of year	$—	$—

	Dec. 31, 2006	Jan. 1, 2006
In Thousands
Funded status of the plan	(1)	$(41,718)
Unrecognized net loss	(1)	25,855
Unrecognized prior service cost and transition obligation	(1)	(19,932)
Contributions between measurement date and fiscal year-end	$635	818
Benefit obligation	(39,724)	(1)

Accrued liability	$(39,089)	$(34,977)

Plan assets at fair value	$—	$—
Accrued liability at beginning of year	(1)	(33,215)
Contribution during the year	(1)	2,761
Net periodic postretirement benefit cost	(1)	(4,523)
Current liabilities	(2,778)	(1)
Noncurrent liabilities	(36,311)	(1)

Accrued liability at end of year	$(39,089)	$(34,977)

(1)	These disclosures are not applicable since SFAS No. 158 was effective at the end of fiscal 2006.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
	2006	2005	2004
In Thousands
Service cost	$332	$689	$549
Interest cost	2,227	3,125	2,819
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	1,355	1,006	827
Amortization of prior service cost	(1,784)	(272)	(272)

Net periodic postretirement benefit cost	$2,105	$4,523	$3,898

	2006	2005	2004
Significant Assumptions Used
Benefit obligation at the measurement date:
Discount rate	5.75%	5.50%	6.00%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	5.50%	6.00%	6.00%

Measurement date	Sept. 30	Sept. 30	Sept. 30

The Company anticipates changing the measurement date to its fiscal year end date in fiscal 2008.

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2006 was 9% graded down to an ultimate rate of 5% by 2011. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2005 was 10% graded down to an ultimate rate of 5% by 2010. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2004 was 10% graded down to an ultimate rate of 5% by 2009.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 31, 2006	$4,423	$(3,797)
Service cost and interest cost in 2006	342	(305)

Cash Flows

In Thousands
Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2007	$2,627
2008	2,753
2009	2,862
2010	2,931
2011	2,977
2012—2016	15,175

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements which are not material.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2006 are as follows:

	Pension Plans	Postretirement Medical	Total
In Thousands
Actuarial loss	$40,885	$22,282	$63,167
Prior service cost (credit)	51	(18,000)	(17,949)
Transitional asset	—	(123)	(123)

	$40,936	$4,159	$45,095

The amounts of accumulated other comprehensive income that are expected to be recognized as components of net periodic cost during 2007 are as follows:

	Pension Plans	Postretirement Medical	Total
In Thousands
Actuarial loss	$2,490	$1,221	$3,711
Prior service cost (credit)	24	(1,784)	(1,760)
Transitional asset	—	(25)	(25)

	$2,514	$(588)	$1,926

18.     Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of December 31, 2006, The Coca-Cola Company had a 27.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
	2006	2005	2004
In Millions
Payments by the Company for concentrate, syrup, sweetener and other purchases	$341.7	$333.4	$287.2
Less: marketing funding support payments to the Company	22.9	19.6	31.3

Payments by the Company net of marketing funding support	$318.8	$313.8	$255.9

Payments by the Company for customer marketing programs	$46.6	$45.2	$39.3
Payments by the Company for cold drink equipment parts	6.0	3.8	4.0
Fountain delivery and equipment repair fees paid to the Company	8.8	8.1	7.6
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	4.2	6.4	6.3
Sale of energy products to The Coca-Cola Company	40.9	27.9	.6

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company received proceeds in 2005 as a result of a settlement of a class action lawsuit known as In re: High Fructose Corn Syrup Antitrust Litigation Master File No. 95-1477 in the United States District Court for the Central District of Illinois. The lawsuit related to purchases of high fructose corn syrup by several companies, including The Coca-Cola Company and its subsidiaries, The Coca-Cola Bottlers’ Association and various Coca-Cola bottlers, during the period from July 1, 1991 to June 30, 1995. The Company recognized the proceeds received of $7.0 million as a reduction of cost of sales in 2005.

Marketing funding support in the first quarter of 2004 included favorable nonrecurring items of approximately $2 million for certain customer-related marketing programs between the Company and The Coca-Cola Company.

The Company has a production arrangement with CCE to buy and sell finished products at cost. Sales to CCE under this agreement were $56.5 million, $46.6 million and $26.2 million in 2006, 2005 and 2004, respectively. Purchases from CCE under this arrangement were $15.7 million, $17.2 million and $19.0 million in 2006, 2005 and 2004, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of December 31, 2006, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.6% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) in 2006, 2005 and 2004. The Company paid $.3 million, $.2 million and $.4 million to CCBSS for its share of CCBSS’ administrative costs in 2006, 2005 and 2004, respectively. Amounts due from CCBSS for rebates on raw material purchases were $2.9 million and $2.5 million as of December 31, 2006 and January 1, 2006, respectively. CCE is also a member of CCBSS.

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during 2006, 2005 and 2004 totaling $77.1 million, $65.9 million and $77.2 million, respectively. The Company received $21.7 million, $21.1 million and $20.8 million for management services pursuant to its management agreement with Piedmont for 2006, 2005 and 2004, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of December 31, 2006, the Company had loaned $89.5 million to Piedmont. The loan was amended on August 25, 2005 to extend the maturity date from December 31, 2005 to December 31, 2010 on terms comparable to the previous loan. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $8.0 million, $8.6 million and $8.7 million in 2006, 2005 and 2004, respectively. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company’s Snyder Production Center (“SPC”) in Charlotte, North Carolina, is leased from Harrison Limited Partnership One (“HLP”) pursuant to a ten-year lease that expires on December 31, 2010. HLP’s sole limited partner is a trust of which J. Frank Harrison III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is a trustee. The annual base rent the Company is obligated to pay for its lease of this property is subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The Company recorded a capital lease of $41.6 million in 2002 related to this lease as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The principal balance outstanding under this capital lease as of December 31, 2006 was $39.1 million.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
	2006	2005	2004
In Millions
Minimum rentals	$4.5	$4.3	$4.3
Contingent rentals	(.5)	(.9)	(1.5)

Total rental payments	$4.0	$3.4	$2.8

The contingent rentals in 2006, 2005 and 2004 reduce the minimum rentals as a result of changes in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor are recorded as adjustments to interest expense.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company recorded a capital lease of $32.4 million related to these facilities when the Company received a renewal option to extend the term of the lease. On December 18, 2006, the Company modified the lease agreement (effective January 1, 2007) with Beacon related to the Company’s headquarters office facility which expires in December 2021. The modified lease would not have changed the classification of the existing lease had it been in effect on March 1, 2004 when the lease was capitalized and did not extend the term of the lease (remaining lease term was reduced from 21 years to 15 years). Accordingly, the present value of the leased property under capital lease and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the commencement date of the modified lease (January 1, 2007). The principal balance outstanding as of December 31, 2006 was $30.7 million. The capital lease obligation and leased property under capital leases was increased by $5.1 million on January 1, 2007. The principal balance outstanding as of January 1, 2007 was $35.8 million. The annual base rent the Company is obligated to pay under the modified lease is subject to adjustment for increases in the Consumer Price Index. The prior lease annual base rent was subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the adjusted Eurodollar Rate as the measurement device.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
	2006	2005	2004
In Millions
Minimum rentals	$3.2	$3.2	$3.2
Contingent rentals	.6	.1	(.3)

Total rental payments	$3.8	$3.3	$2.9

The contingent rentals in 2006 and 2005 that relate to this lease increase minimum rentals as a result of changes in the Consumer Price Index partially offset by decreases in interest rates. The contingent rentals in 2004 reduce minimum rentals as a result of changes in interest rates partially offset by increases in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index or changes in the interest rate factor are recorded as adjustments to interest expense beginning in March 2004.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a shareholder in two cooperatives from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $70.0 million, $69.2 million and $59.3 million in 2006, 2005 and 2004, respectively. In conjunction with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $23.2 million as of December 31, 2006. Additionally, the Company has recorded a capital investment of $2.3 million in one of these cooperatives as of December 31, 2006.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $133 million, $127 million and $108 million in 2006, 2005 and 2004, respectively. The Company manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.6 million, $1.5 million and $1.6 million in 2006, 2005 and 2004, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $19.7 million as of December 31, 2006.

In May 2000, the Company entered into a five-year consulting agreement with Reid M. Henson. Mr. Henson served as a Vice Chairman of the Board of Directors from 1983 to May 2000. Payments in 2005, and 2004 related to the consulting agreement totaled $145,833 and $350,000, respectively.

In March 2005, the Company entered into a two-year consulting agreement with Robert D. Pettus, Jr. Mr. Pettus served as an officer of the Company in various capacities from 1984 and is currently the Vice Chairman of the Board of Directors of the Company. Mr. Pettus received $350,000 per year plus additional benefits as described in the consulting agreement during the term of this consulting agreement.

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

19.    Net Sales by Product Category

Net sales by product category were as follows:

	Fiscal Year
	2006	2005	2004
In Thousands
Product Category
Bottle/can sales:
Carbonated beverages (including energy products)	$1,021,508	$1,004,664	$971,719
Noncarbonated beverages	182,124	167,715	150,199

Total bottle/can sales	1,203,632	1,172,379	1,121,918

Other sales:
Sales to other bottlers	152,426	134,656	73,805
Post-mix	74,947	73,137	71,504

Total other sales	227,373	207,793	145,309

Total net sales	$1,431,005	$1,380,172	$1,267,227

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
	2006	2005	2004
In Thousands (Except Per Share Data)
Numerator for basic net income per Common Stock and Class B Common Stock share:
Net income	$23,243	$22,951	$21,848
Less dividends:
Common Stock	6,643	6,643	6,642
Class B Common Stock	2,460	2,441	2,421

Total undistributed earnings	$14,140	$13,867	$12,785

Common Stock undistributed earnings—basic	$10,319	$10,142	$9,371
Class B Common Stock undistributed earnings—basic	3,821	3,725	3,414

Total undistributed earnings	$14,140	$13,867	$12,785

Numerator for basic net income per Common Stock share	$16,962	$16,785	$16,013

Numerator for basic net income per Class B Common Stock share	$6,281	$6,166	$5,835

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$6,643	$6,643	$6,642
Dividends on Class B Common Stock assumed converted to Common Stock	2,460	2,441	2,421
Common Stock undistributed earnings—diluted	14,140	13,867	12,785

Numerator for diluted net income per Common Stock share	$23,243	$22,951	$21,848

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,460	$2,441	$2,421
Class B Common Stock undistributed earnings—diluted	3,840	3,725	3,414

Numerator for diluted net income per Class B Common Stock share	$6,300	$6,166	$5,835

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding—basic	6,643	6,643	6,643
Class B Common Stock weighted average shares outstanding—basic	2,460	2,440	2,420

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding—diluted (assumes conversion of Class B Common Stock to Common Stock)	9,120	9,083	9,063
Class B Common Stock weighted average shares outstanding—diluted	2,477	2,440	2,420

Net income per share—basic:
Common Stock	$2.55	$2.53	$2.41

Class B Common Stock	$2.55	$2.53	$2.41

Net income per share—diluted:
Common Stock	$2.55	$2.53	$2.41

Class B Common Stock	$2.54	$2.53	$2.41

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock for 2006 includes the diluted effect of shares relative to the restricted stock award.

21.    Risks and Uncertainties

Approximately 90% of the Company’s bottle/can sales volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 10% of the Company’s bottle/can sales volume to retail customers are products of other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2006, approximately 68% of the Company’s bottle/can sales volume to retail customers was sold for future consumption. The remaining bottle/can sales volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart and Food Lion, LLC, accounted for approximately 16% and 12% of the Company’s total bottle/can sales volume to retail customers during 2006, respectively. Wal-Mart accounted for approximately 11% of the Company’s total net sales.

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

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering less than 1% of the Company’s employees expire during 2007.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
	2006	2005	2004
In Thousands
Accounts receivable, trade, net	$3,277	$(12,540)	$186
Accounts receivable from The Coca-Cola Company	(2,196)	4,330	11,063
Accounts receivable, other	(177)	(1,751)	1,026
Inventories	(8,822)	(9,347)	(1,597)
Prepaid expenses and other current assets	(4,806)	618	(1,429)
Accounts payable, trade	8,717	4,344	(8,504)
Accounts payable to The Coca-Cola Company	6,232	(2,707)	6,443
Other accrued liabilities	1,738	22,366	(14,916)
Accrued compensation	1,562	2,064	(1,986)
Accrued interest payable	338	(3,335)	475

(Increase) decrease in current assets less current liabilities	$5,863	$4,042	$(9,239)

Cash payments for interest and income taxes were as follows:

	Fiscal Year
	2006	2005	2004
In Thousands
Interest	$50,843	$51,663	$44,123
Income taxes (net of refunds)	17,213	11,183	3,381

23.    New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” This SFAS required the following for defined pension and other postretirement plans:

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

The Statement was effective for fiscal years ending after December 15, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

position, which is effective for fiscal years ending after December 15, 2008. The impact of the adoption of this Statement was to increase the Company’s pension and postretirement liabilities by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect, of $1.6 million. See Note 17 of the consolidated financial statements for additional information.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet and income statement approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 was effective in the Company’s fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and was effective as of the beginning of 2006. This Statement requires public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements. See Note 16 to the consolidated financial statements for additional information.

Recently Issued Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the consolidated financial statements.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended December 31, 2006 and January 1, 2006.

	Quarter
Year Ended December 31, 2006	1	2	3	4
In Thousands (Except Per Share Data)
Net sales	$333,179	$386,624	$370,626	$340,576
Gross margin	146,026	167,689	157,389	151,475
Net income	815	8,887	4,941	8,600

Basic net income per share:
Common Stock	.09	.98	.54	.94
Class B Common Stock	.09	.98	.54	.94
Diluted net income per share:
Common Stock	.09	.98	.54	.94
Class B Common Stock	.09	.97	.54	.94

	Quarter
Year Ended January 1, 2006	1	2	3	4
In Thousands (Except Per Share Data)
Net sales	$309,185	$361,224	$362,046	$347,717
Gross margin	139,534	166,365	161,140	151,872
Net income	719	11,519	8,792	1,921

Basic net income per share:
Common Stock	.08	1.27	.97	.21
Class B Common Stock	.08	1.27	.97	.21
Diluted net income per share:
Common Stock	.08	1.27	.97	.21
Class B Common Stock	.08	1.27	.97	.21

Sales are seasonal, with the highest sales volume occurring in May, June, July and August.

25.    Subsequent Events

On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The Company believes these changes will allow it to better compete in the marketplace. The Company anticipates the completion of these plans prior to the end of February 2007. As a result of these plans, the Company estimates incurring $1.5 million to $2.0 million for one-time termination benefits and $1.0 million to $1.5 million for other associated costs, primarily relocation expenses for certain employees, in connection with these changes. In total, the Company estimates incurring $2.5 million to $3.5 million related to these changes. Further, the Company estimates that $1.0 million to $2.0 million of the charges identified above will result in cash expenditures subsequent to the first quarter of 2007 and anticipates substantially all of the cash expenditures occurring prior to 2007 fiscal year end.

On March 8, 2007, the Company entered into a new $200 million revolving credit facility, replacing its $100 million facility. The new facility matures in March 2012 and includes an option to extend the term for an

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional year at the discretion of the participating banks. The facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The facility contains similar financial covenants as the previous $100 million facility. The two financial covenants are related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 98 and 99, which expresses unqualified opinions on management’s assessment of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

March 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

We have completed integrated audits of Coca-Cola Bottling Co. Consolidated’s December 31, 2006 and January 1, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and postretirement benefits in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 97, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 13, 2007

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 24 to the consolidated financial statements.

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

See page 97 for “Management’s Report on Internal Control over Financial Reporting.” See pages 98 and 99 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance—The Audit Committee” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to the Company’s Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; Vice President, Controller; Vice President, Treasurer and any other person performing similar functions. The Code of Ethics is available on the Company’s website at www.cokeconsolidated.com. The Company intends to disclose any substantive amendments to, or waivers from, its Code of Ethics on its website or in a report on Form 8-K.

Item 11.    Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Beneficial Ownership of Management” sections of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Certain Transactions” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see the “Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

3.	Listing of Exhibits

Exhibit Index

Number	Description	Incorporated by Reference or Filed Herewith
(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).

(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).

(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (File No. 2-97822) on Form S-1 as filed on May 31, 1985 (File No. 0-9286).

(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A. (as successor to National Bank of Georgia, National Association, the initial trustee).	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.3)	Form of the Company’s 6.85% Debentures due 2007.	Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.4)	Form of the Company’s 7.20% Debentures due 2009.	Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(4.5)	Form of the Company’s 6.375% Debentures due 2009.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999 (File No. 0-9286).

(4.6)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002 (File No. 0-9286).

(4.7)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).

(4.8)	5.00% Senior Note due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(4.9)	Second Amended and Restated Promissory Note, dated as of August 25, 2005, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).

(4.10)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

(10.1)	Stock Rights and Restrictions Agreement, dated January 27, 1989, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.2)	Example of bottling franchise agreement between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.3)	Lease, dated as of January 1, 1999, by and between the Company and the Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.4)	Purchase and Sale Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One.	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.5)	Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.6)	Partnership Agreement of Carolina Coca-Cola Bottling Partnership,* dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.7)	Management Agreement, dated as of July 2, 1993, by and among the Company, Carolina Coca-Cola Bottling Partnership,* CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.8)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.7 of this Exhibit Index) dated as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

(10.9)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, for the benefit of Southeastern Container, Inc.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.10)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).

(10.11)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.12)	Amended and Restated Guaranty Agreement, dated, as of May 18, 2000, between the Company and Wachovia Bank of North Carolina, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).

(10.13)	Guaranty Agreement, dated as of December 1, 2001, between the Company and Wachovia, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).

(10.14)	Description of the Company's 2006 Bonus Plan.**	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006 (File No. 0-9286).

(10.15)	Transfer and Assumption of Liabilities Agreement, dated December 19, 1996, by and between CCBCC, Inc., (a wholly-owned subsidiary of the Company) and Piedmont Coca-Cola Bottling Partnership.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.16)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC (a wholly-owned subsidiary of the Company) and Beacon Investment Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006. (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith

(10.17)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.**	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).

(10.18)	Restricted Stock Award to J. Frank Harrison, III (effective January 4, 1999).**	Annex A to the Company’s Proxy Statement for the 1999 Annual Meeting (File No. 0-9286).

(10.19)	Supplemental Savings Incentive Plan, as amended and restated effective January 1, 2005, between Eligible Employees of the Company and the Company.**	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).

(10.20)	Officer Retention Plan (ORP), as amended and restated effective January 1, 2005, between Eligible Employees of the Company and the Company.**	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).

(10.21)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, The Coca-Cola Company and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 14, 2002 (File No. 0-9286).

(10.22)	First Amendment to Lease (relating to the Lease Agreement designated as Exhibit 10.3 of this Exhibit Index) and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between Ragland Corporation and the Company.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.23)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, dated as of December 11, 2002, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

(10.24)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of January 1, 2005, between the Company and Eligible Employees of the Company.**	Exhibit 10.24 to the Company’s Annual Report of Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).

(10.25)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith

(10.26)	Amendment to Officer Retention Plan Agreement by and between the Company and David V. Singer, effective as of January 12, 2004.**	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for fiscal year ended December 28, 2003 (File No. 0-9286).

(10.27)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.**	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).

(10.28)	Consulting Agreement, effective as of March 1, 2005, between the Company and Robert D. Pettus, Jr.**	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2005 (File No. 0-9286).

(10.29)	U.S. $100,000,000 Credit Agreement, dated as of April 7, 2005, among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005 (File No. 0-9286).

(10.30)	Consulting Agreement, dated as of June 1, 2005, between the Company and David V. Singer.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005 (File No. 0-9286).

(10.31)	Form of Split-dollar Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).

(12)	Ratio of earnings to fixed charges	Filed herewith.

(21.1)	List of subsidiaries.	Filed herewith.

(23.1)	Consent of Independent Registered Public Accounting Firm to Incorporation by reference into Form S-3 (Registration No. 33-54657) and Form S-3 (Registration No. 333-71003).	Filed herewith.

(31.1)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

(31.2)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Carolina Coca-Cola Bottling Partnership’s name was changed to Piedmont Coca-Cola Bottling Partnership.

**	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

(b)	Exhibits.

See Item 15(a)3

(c)	Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:

Fiscal year ended December 31, 2006	$1,318	$314	$298	$1,334

Fiscal year ended January 1, 2006	$1,678	$1,315	$1,675	$1,318

Fiscal year ended January 2, 2005	$1,723	$339	$384	$1,678

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: March 14, 2007	By:	/s/ J.FRANK HARRISON, III
J. Frank Harrison, III Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 14, 2007

By:	/s/ H. W. MCKAY BELK H. W. McKay Belk	Director	March 14, 2007

By:	/s/ SHARON A. DECKER Sharon A. Decker	Director	March 14, 2007

By:	/s/ WILLIAM B. ELMORE William B. Elmore	President, Chief Operating Officer and Director	March 14, 2007

By:	/s/ JAMES E. HARRIS James E. Harris	Director	March 14, 2007

By:	/s/ DEBORAH S. HARRISON Deborah S. Harrison	Director	March 14, 2007

By:	/s/ NED R. MCWHERTER Ned R. McWherter	Director	March 14, 2007

By:	/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 14, 2007

By:	/s/ ROBERT D. PETTUS, JR. Robert D. Pettus, Jr.	Vice Chairman of the Board of Directors and Director	March 14, 2007

By:	/s/ CARL WARE Carl Ware	Director	March 14, 2007

By:	/s/ DENNIS A. WICKER Dennis A. Wicker	Director	March 14, 2007

By:	/s/ STEVEN D. WESTPHAL Steven D. Westphal	Senior Vice President and Chief Financial Officer	March 14, 2007

By:	/s/ WILLIAM J. BILLIARD William J. Billiard	Vice President, Controller and Chief Accounting Officer	March 14, 2007