Form 10-Q
period 2007-04-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2007-05-11
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1.00 Par Value	6,643,677
Class B Common Stock, $1.00 Par Value	2,479,652

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

PART I - FINANCIAL INFORMATION

Item l. Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2007	2006
Net sales	$337,556	$333,179
Cost of sales	186,065	187,153

Gross margin	151,491	146,026
Selling, delivery and administrative expenses	130,831	131,728
Amortization of intangibles	111	148

Income from operations	20,549	14,150

Interest expense	12,218	12,220
Minority interest	681	556

Income before income taxes	7,650	1,374
Income taxes	2,999	559

Net income	$4,651	$815

Basic net income per share:
Common Stock	$.51	$.09

Weighted average number of Common Stock shares outstanding	6,643	6,643

Class B Common Stock	$.51	$.09

Weighted average number of Class B Common Stock shares outstanding	2,480	2,460

Diluted net income per share:
Common Stock	$.51	$.09

Weighted average number of Common Stock shares outstanding – assuming dilution	9,131	9,112

Class B Common Stock	$.51	$.09

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,488	2,469

Cash dividends per share:
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited April 1, 2007	Dec. 31, 2006	Unaudited April 2, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$55,039	$61,823	$17,914
Accounts receivable, trade, less allowance for doubtful accounts of $1,328, $1,334 and $1,513, respectively	102,356	91,299	92,482
Accounts receivable from The Coca-Cola Company	16,724	4,915	11,257
Accounts receivable, other	8,801	8,565	5,626
Inventories	63,746	67,055	62,694
Prepaid expenses and other current assets	17,543	13,485	12,455

Total current assets	264,209	247,142	202,428

Property, plant and equipment, net	376,185	384,464	388,467
Leased property under capital leases, net	73,962	69,851	72,341
Other assets	36,108	35,542	41,725
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	4,636	4,747	4,906

Total	$1,377,821	$1,364,467	$1,332,588

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Unaudited April 1, 2007	Dec. 31, 2006	Unaudited April 2, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of debt	$103,000	$100,000	$39
Current portion of obligations under capital leases	2,476	2,435	1,606
Accounts payable, trade	42,615	44,050	40,530
Accounts payable to The Coca-Cola Company	23,111	21,748	17,889
Other accrued liabilities	51,827	51,030	44,813
Accrued compensation	10,416	19,671	9,413
Accrued interest payable	18,562	10,008	17,642

Total current liabilities	252,007	248,942	131,932

Deferred income taxes	158,192	162,694	167,477
Pension and postretirement benefit obligations	57,276	57,757	58,228
Other liabilities	95,722	88,598	88,275
Obligations under capital leases	79,581	75,071	77,120
Long-term debt	591,450	591,450	691,450

Total liabilities	1,234,228	1,224,512	1,214,482

Commitments and Contingencies (Note 14)

Minority interest	46,683	46,002	43,340

Stockholders' Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares; Issued – 9,705,551, 9,705,551 and 9,705,451 shares, respectively	9,705	9,705	9,705
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares; Issued – 3,108,266, 3,088,266 and 3,088,366 shares, respectively	3,108	3,088	3,088
Capital in excess of par value	101,418	101,145	100,448
Retained earnings	70,865	68,495	52,895
Accumulated other comprehensive loss	(26,932)	(27,226)	(30,116)

	158,164	155,207	136,020
Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total stockholders' equity	96,910	93,953	74,766

Total	$1,377,821	$1,364,467	$1,332,588

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

In Thousands

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134
Comprehensive income:
Net income				815			815

Total comprehensive income							815
Cash dividends paid
Common ($.25 per share)				(1,660)			(1,660)
Class B Common ($.25 per share)				(615)			(615)
Issuance of 20,000 shares of
Class B Common Stock		20	840				860
Stock compensation expense			232				232

Balance on April 2, 2006	$9,705	$3,088	$100,448	$52,895	$(30,116)	$(61,254)	$74,766

Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953
Comprehensive income:
Net income				4,651			4,651
Foreign currency translation adjustments					2		2
Pension and postretirement benefit adjustments					292		292

Total comprehensive income							4,945
Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)
Class B Common ($.25 per share)				(620)			(620)
Issuance of 20,000 shares of
Class B Common Stock		20	(20)				—
Stock compensation expense			293				293

Balance on April 1, 2007	$9,705	$3,108	$101,418	$70,865	$(26,932)	$(61,254)	$96,910

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2007	2006
Cash Flows from Operating Activities
Net income	$4,651	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,944	16,679
Amortization of intangibles	111	148
Deferred income taxes	754	559
Losses on sale of property, plant and equipment	679	430
Amortization of debt costs	768	665
Amortization of deferred gain related to terminated interest rate agreements	(424)	(421)
Stock compensation expense	293	232
Minority interest	681	556
Increase in current assets less current liabilities	(21,518)	(20,203)
Increase in other noncurrent assets	(285)	(3,109)
Increase (decrease) in other noncurrent liabilities	(142)	6,680
Other	(92)	—

Total adjustments	(2,231)	2,216

Net cash provided by operating activities	2,420	3,031

Cash Flows from Investing Activities
Additions to property, plant and equipment	(8,415)	(15,564)
Proceeds from the sale of property, plant and equipment	197	90
Investment in plastic bottle manufacturing cooperative	(758)	—

Net cash used in investing activities	(8,976)	(15,474)

Cash Flows from Financing Activities
Proceeds from (payment of) lines of credit, net	3,000	(6,500)
Cash dividends paid	(2,281)	(2,275)
Principal payments on capital lease obligations	(593)	(476)
Other	(354)	—

Net cash used in financing activities	(228)	(9,251)

Net decrease in cash	(6,784)	(21,694)
Cash at beginning of period	61,823	39,608

Cash at end of period	$55,039	$17,914

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$929	$860
Capital lease obligations incurred	5,144	—

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

The consolidated financial statements include the accounts of Coca-Cola Bottling Co. Consolidated and its majority owned subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated.

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form

10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current classifications.

2. Seasonality of Business

Operating results for the first quarter of 2007 (“Q1 2007”) are not indicative of results that may be expected for the fiscal year ending December 30, 2007 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Minority interest as of April 1, 2007, December 31, 2006 and April 2, 2006 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

4. Inventories

Inventories were summarized as follows:

In Thousands	April 1, 2007	Dec. 31, 2006	April 2, 2006
Finished products	$38,279	$32,934	$37,795
Manufacturing materials	9,700	19,333	9,672
Plastic shells, plastic pallets and other inventories	15,767	14,788	15,227

Total inventories	$63,746	$67,055	$62,694

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	April 1, 2007	Dec. 31, 2006	April 2, 2006	Estimated Useful Lives
Land	$12,455	$12,455	$12,605
Buildings	111,533	110,444	110,321	10-50 years
Machinery and equipment	101,118	100,519	98,342	5-20 years
Transportation equipment	185,475	184,861	176,064	4-13 years
Furniture and fixtures	39,841	39,184	39,110	4-10 years
Cold drink dispensing equipment	328,404	331,174	339,360	6-13 years
Leasehold and land improvements	58,119	57,837	56,913	5-20 years
Software for internal use	36,677	36,665	32,904	3-10 years
Construction in progress	16,603	13,464	6,442

Total property, plant and equipment, at cost	890,225	886,603	872,061
Less: Accumulated depreciation and amortization	514,040	502,139	483,594

Property, plant and equipment, net	$376,185	$384,464	$388,467

Depreciation and amortization expense was $16.9 million and $16.7 million in Q1 2007 and the first quarter of 2006 (“Q1 2006”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	April 1, 2007	Dec. 31, 2006	April 2, 2006	Estimated Useful Lives
Leased property under capital leases	$88,619	$83,475	$84,035	3-29 years
Less: Accumulated amortization	14,657	13,624	11,694

Leased property under capital leases, net	$73,962	$69,851	$72,341

As of April 1, 2007, real estate represented all of the leased property under capital leases, net and $67.7 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.

7. Franchise Rights and Goodwill

There was no change in franchise rights and goodwill in the periods presented.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	April 1, 2007	Dec. 31, 2006	April 2, 2006	Estimated Useful Lives
Other identifiable intangible assets	$6,599	$6,599	$8,994	1-18 years
Less: Accumulated amortization	1,963	1,852	4,088

Other identifiable intangible assets, net	$4,636	$4,747	$4,906

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	April 1, 2007	Dec. 31, 2006	April 2, 2006
Accrued marketing costs	$4,656	$6,659	$5,252
Accrued insurance costs	11,562	12,495	10,788
Accrued taxes (other than income taxes)	2,208	2,068	2,262
Employee benefit plan accruals	8,752	8,427	8,388
Checks and transfers yet to be presented for payment from zero balance cash account	9,681	10,199	12,654
All other accrued liabilities	14,968	11,182	5,469

Total other accrued liabilities	$51,827	$51,030	$44,813

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	April 1, 2007	Dec. 31, 2006	April 2, 2006
Lines of Credit	2007	5.87%	Varies	$3,000	$—	$—
Debentures	2007	6.85%	Semi-annually	100,000	100,000	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Other notes payable				—	—	39

				694,450	691,450	691,489
Less: Current portion of debt				103,000	100,000	39

Long-term debt				$591,450	$591,450	$691,450

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at April 1, 2007, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. On April 1, 2007, the Company had $3.0 million in outstanding borrowings on the lines of credit.

After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 6.8%, 6.9% and 6.5% for its debt and capital lease obligations as of April 1, 2007, December 31, 2006 and April 2, 2006, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.6% for Q1 2007 compared to 6.5% for Q1 2006. As of April 1, 2007, approximately 52% of the Company’s debt and capital lease obligations of $776.5 million was subject to changes in short-term interest rates. The Company considers all floating rate debt and fixed rate debt with a maturity of less than one year to be subject to changes in short-term interest rates.

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

Derivative financial instruments were summarized as follows:

	April 1, 2007		December 31, 2006		April 2, 2006
In Thousands	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swap agreement - floating	$25,000	0.67 years	$25,000	0.92 years	$25,000	1.67 years
Interest rate swap agreement - floating	25,000	0.67 years	25,000	0.92 years	25,000	1.67 years
Interest rate swap agreement - floating	50,000	2.17 years	50,000	2.42 years	50,000	3.17 years
Interest rate swap agreement - floating	50,000	0.67 years	50,000	0.92 years	50,000	1.67 years
Interest rate swap agreement - floating	50,000	2.33 years	50,000	2.58 years	50,000	3.33 years
Interest rate swap agreement - floating	50,000	5.67 years	50,000	5.92 years	50,000	6.67 years
Interest rate swap agreement - floating	25,000	2.08 years
Interest rate swap agreement - floating	25,000	8.00 years
Interest rate swap agreement - floating	25,000	5.67 years

The Company had nine interest rate swap agreements as of April 1, 2007 with varying terms that effectively converted $325 million of the Company’s fixed rate debt to floating rate debt. All of the interest rate swap agreements have been accounted for as fair value hedges.

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

During Q1 2007, the Company began using derivative instruments to hedge a portion of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts and calls which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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

Public Debt Securities

The fair values of the Company's public debt securities are based on estimated market prices.

Non-Public Variable Rate Debt

The carrying amounts of the Company's variable rate borrowings approximate their fair values.

Non-Public Fixed Rate Long-Term Debt

The fair values of the Company's other notes payable are estimated using discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments

The fair values for the Company's interest rate swap and fuel hedging agreements are based on current settlement values.

Letters of Credit

The fair values of the Company’s letters of credit, obtained from financial institutions, are based on the notional amounts of the instruments. These letters of credit primarily relate to the Company’s property and casualty insurance programs.

The carrying amounts and fair values of the Company's debt, derivative financial instruments and letters of credit were as follows:

	April 1, 2007		December 31, 2006		April 2, 2006
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$691,450	$681,014	$691,450	$679,991	$691,450	$678,153
Non-public variable rate debt	3,000	3,000	—	—	—	—
Non-public fixed rate long-term debt	—	—	—	—	39	39
Interest rate swap agreements	8,883	8,883	6,950	6,950	10,469	10,469
Fuel hedging agreements	—	(667)	—	—	—	—
Letters of credit	—	21,252	—	22,068	—	18,645

The fair values of the interest rate swap agreements at April 1, 2007, December 31, 2006 and April 2, 2006 represent the estimated amounts the Company would have paid upon termination of these agreements, which are the current settlement values. The fair value of the fuel hedging agreements at April 1, 2007 represents the estimated amount the Company would have received upon termination of these agreements, which are the current settlement values.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	April 1, 2007	Dec. 31, 2006	April 2, 2006
Accruals for executive benefit plans	$71,945	$69,547	$65,613
Other	23,777	19,051	22,662

Total other liabilities	$95,722	$88,598	$88,275

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

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $45.3 million, $42.9 million and $44.5 million as of April 1, 2007, December 31, 2006 and April 2, 2006, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse exists that would enable the Company to recover amounts guaranteed. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

The Company has identified SAC and Southeastern as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of April 1, 2007, SAC had total assets of approximately $46 million and total debt of approximately $22 million. SAC had total revenue for Q1 2007 of approximately $42 million. As of April 1, 2007, Southeastern had total assets of approximately $392 million and total debt of approximately $280 million. Southeastern had total revenue for Q1 2007 of approximately $134 million. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on April 1, 2007 would have been $57.4 million and the Company’s maximum total exposure including its equity investment, would have been $36.2 million for SAC and $31.1 million for Southeastern. The Company has been purchasing plastic bottles and finished products from these cooperatives for more than ten years.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On April 1, 2007, these letters of credit totaled $21.3 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of April 1, 2007 amounted to $27.0 million and expire at various dates through 2014.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in the United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purported to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. (“Wal-Mart”) within CCE’s territory. The bottler plaintiffs sought preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages. On March 17, 2006, the Missouri District Court transferred the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia (the “District Court”).

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

In February 2007, The Coca-Cola Company, CCE, the Company and many of the plaintiffs entered into a series of agreements that resulted in the dismissal without prejudice of the lawsuit and the implementation of a program to test various new route-to-market service systems. The new alternative route-to-market program provides, among other things, that during the next two years, through December 31, 2008, any Coca-Cola bottler that desires to implement an alternative route-to-market delivery plan shall present the plan for advance discussion and approval by representatives of The Coca-Cola Company and the Coca-Cola bottling system. The agreements preserve all parties’ rights, and afford the Coca-Cola bottling system an opportunity to meet to discuss whether the new route-to-market service system should be continued. The lawsuit was dismissed on March 2, 2007 without prejudice.

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

15. Income Taxes

The Company’s effective income tax rate for Q1 2007 and Q1 2006 was 39.2% and 40.7%, respectively.

The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2007	2006
Statutory expense	$2,677	$481
State income taxes, net of federal benefit	333	65
Manufacturing deduction benefit	(224)	(14)
Meals and entertainment	83	25
Other, net	130	2

Income tax expense	$2,999	$559

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $13.0 million of unrecognized tax benefits, of which $7.6 million would affect the Company’s effective tax rate if recognized. As of April 1, 2007, the Company had $13.1 million of unrecognized tax benefits including accrued interest. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, the Company had approximately $1.7 million of accrued interest related to uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by taxing jurisdictions to which the Company is subject. In addition, various tax years from 1988 remain open due to loss carryforwards.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of net income and adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS 158”) at the end of 2006.

A summary of accumulated other comprehensive loss is as follows:

In Thousands	Dec. 31, 2006	Pre-tax Activity	Tax Effect	April 1, 2007
Net pension activity:
Actuarial loss	$(24,673)	$623	$(246)	$(24,296)
Prior service costs	(31)	6	(2)	(27)
Net postretirement benefits activity:
Actuarial loss	(13,512)	305	(119)	(13,326)
Prior service costs	10,915	(446)	175	10,644
Transition asset	75	(6)	2	71
Foreign currency translation adjustment	—	3	(1)	2

Total	$(27,226)	$485	$(191)	$(26,932)

There were no changes in accumulated other comprehensive loss in Q1 2006.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

Pursuant to the Company’s Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During Q1 2007 and Q1 2006, dividends of $.25 per share were declared and paid on both Common Stock and Class B Common Stock.

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

On February 22, 2006, the Compensation Committee of the Board of Directors determined 20,000 shares of restricted Class B Common Stock vested and should be issued, pursuant to the performance-based award discussed above, to Mr. Harrison, III in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company for the fiscal year ended January 1, 2006. On February 28, 2007, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III in connection with his services for the fiscal year ended December 31, 2006.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock awards, are approved by the Board of Directors in the first quarter of each year.

A summary of restricted stock awards is as follows:

Year	Shares Awarded	Grant-Date Price	Annual Compensation Expense	First Quarter Compensation Expense
2006	20,000	$46.45	$929,000	$232,250
2007	20,000	58.53	1,170,600	292,650

In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

The increase in the number of shares outstanding in Q1 2007 and Q1 2006 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in each quarter.

18. Benefit Plans

Recently Adopted Pronouncement

The Company adopted SFAS No. 158 at the end of fiscal 2006. The Company applied the modified prospective transition method and prior periods were not restated. The impact of the adoption was to increase pension and postretirement benefit obligations by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect, of $1.6 million. The adoption does not impact periodic benefit costs.

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

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The plan amendment was accounted for as a plan “curtailment” under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

(as amended).” The curtailment resulted in a reduction of the Company’s projected benefit obligation which was offset against the Company’s unrecognized net loss. As a result of the curtailment, the impact on net income and on net pension expense prior to the effective date of June 30, 2006 were immaterial. Periodic pension expense was reduced beginning in the third quarter of 2006 and current service cost no longer accrues.

The components of net periodic pension cost were as follows:

	First Quarter
In Thousands	2007	2006
Service cost	$20	$2,044
Interest cost	2,634	2,842
Expected return on plan assets	(3,225)	(2,961)
Amortization of prior service cost	6	6
Recognized net actuarial loss	623	1,559

Net periodic pension cost	$58	$3,490

The Company did not contribute to its pension plans during Q1 2007 and does not expect to make contributions to its principal Company-sponsored pension plan during the remainder of 2007.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2007	2006
Service cost	$106	$83
Interest cost	552	557
Amortization of unrecognized transitional assets	(6)	(6)
Recognized net actuarial loss	305	339
Amortization of prior service cost	(446)	(446)

Net periodic postretirement benefit cost	$511	$527

401(k) Savings Plan

In conjunction with the change to the principal Company-sponsored pension plan discussed above, the Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company’s matching contribution under the 401(k) Savings Plan effective January 1, 2007. The amendment to

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

the 401(k) Savings Plan provided for fully vested matching contributions equal to one hundred percent of a participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation. Total costs for this benefit in Q1 2007 and Q1 2006 were $2.1 million and $1.2 million, respectively.

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of April 1, 2007, The Coca-Cola Company had a 27.2% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2007	2006
Payments by the Company for concentrate, syrup, sweetener and other purchases	$75.4	$78.3
Marketing funding support payments to the Company	6.8	3.9

Payments net of marketing funding support	$68.6	$74.4

Payments by the Company for customer marketing programs	$10.0	$9.8
Payments by the Company for cold drink equipment parts	1.3	1.9
Fountain delivery and equipment repair fees paid to the Company	2.3	2.2
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.1	1.6
Sales of finished products to The Coca-Cola Company	10.9	8.4

The Company has a production arrangement with CCE to buy and sell finished products at cost. Sales to CCE under this arrangement were $10.7 million and $14.0 million in Q1 2007 and Q1 2006, respectively. Purchases from CCE under this arrangement were $3.1 million and $4.1 million in Q1 2007 and Q1 2006, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of April 1, 2007, CCE held 10.5% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.6% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. CCE is also a member of CCBSS.

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during Q1 2007 and Q1 2006 totaling $18.5 million and $15.5 million, respectively. The Company received $4.8 million and $4.7 million for management services pursuant to its management agreement with Piedmont for Q1 2007 and Q1 2006, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of April 1, 2007, the Company had loaned $90.1 million to Piedmont. The loan has a December 31, 2010 maturity date. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $1.9 million and $2.1 million in Q1 2007 and Q1 2006, respectively. All intercompany accounts and transactions between the Company and Piedmont have been eliminated.

The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these cooperatives were $16.2 million and $15.7 million in Q1 2007 and Q1 2006, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $23.4 million as of April 1, 2007.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $32.6 million and $32.4 million in Q1 2007 and Q1 2006, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.4 million in both Q1 2007 and Q1 2006. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $21.9 million as of April 1, 2007.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal balance outstanding under this capital lease as of April 1, 2007 was $38.9 million. Rental payments related to this lease were $1.1 million and $1.0 million in Q1 2007 and Q1 2006, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”), the Company’s headquarters office facility and an adjacent office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On December 18, 2006, the Company modified this lease agreement (effective January 1, 2007) with Beacon which expires in December 2021. The modified lease would not have changed the classification of the existing lease had it been

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

in effect on March 1, 2004 when the lease was capitalized and did not extend the term of the lease (remaining lease term was reduced from 21 years to 15 years). Accordingly, the present value of the leased property under capital lease and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the commencement date of the modified lease (January 1, 2007). The obligations under capital leases and leased property under capital leases were increased by $5.1 million on January 1, 2007. The principal balance outstanding as of April 1, 2007 was $35.5 million. Rental payments related to the lease were $.9 million in both Q1 2007 and Q1 2006.

In March 2005, the Company entered into a two-year consulting agreement with Robert D. Pettus, Jr. Mr. Pettus served as an officer of the Company in various capacities from 1984 and is currently the Vice Chairman of the Board of Directors of the Company. Mr. Pettus received $350,000 per year plus additional benefits during the term of this consulting agreement. The agreement terminated on February 28, 2007 in accordance with its terms.

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

20. Net Sales by Product Category

Net sales by product category were as follows:

	First Quarter
In Thousands	2007	2006
Bottle/can sales:
Sparkling beverages (including energy products)	$238,549	$239,339
Still beverages	45,823	38,793

Total bottle/can sales	284,372	278,132

Other sales:
Sales to other Coca-Cola bottlers	34,883	37,364
Post-mix	18,301	17,683

Total other sales	53,184	55,047

Total net sales	$337,556	$333,179

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2007	2006
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$4,651	$815
Less dividends:
Common Stock	1,661	1,660
Class B Common Stock	620	615

Total undistributed earnings	$2,370	$(1,460)

Common Stock undistributed earnings – basic	$1,726	$(1,065)
Class B Common Stock undistributed earnings – basic	644	(395)

Total undistributed earnings – basic	$2,370	$(1,460)

Common Stock undistributed earnings – diluted	$1,724	$(1,064)
Class B Common Stock undistributed earnings – diluted	646	(396)

Total undistributed earnings – diluted	$2,370	$(1,460)

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,660
Common Stock undistributed earnings – basic	1,726	(1,065)

Numerator for basic net income per Common Stock share	$3,387	$595

Numerator for basic net income per Class B Common Stock share:
Dividends in Class B Common Stock	$620	$615
Class B Common Stock undistributed earnings – basic	644	(395)

Numerator for basic net income per Class B Common Stock share	$1,264	$220

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2007	2006
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,660
Dividends on Class B Common Stock assumed converted to Common Stock	620	615
Common Stock undistributed earnings – diluted	2,370	(1,460)

Numerator for diluted net income per Common Stock share	$4,651	$815

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	620	615
Class B Common Stock undistributed earnings – diluted	646	(396)

Numerator for diluted net income per Class B Common Stock share	$1,266	$219

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2007	2006
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	6,643	6,643
Class B Common Stock weighted average shares outstanding – basic	2,480	2,460

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,131	9,112
Class B Common Stock weighted average shares outstanding – diluted	2,488	2,469

Basic net income per share:
Common Stock	$.51	$.09

Class B Common Stock	$.51	$.09

Diluted net income per share:
Common Stock	$.51	$.09

Class B Common Stock	$.51	$.09

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the diluted effect of shares relative to the restricted stock award.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Risks and Uncertainties

Approximately 88% of the Company’s bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s bottle/can volume to retail customers are products of other beverage companies. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During Q1 2007, approximately 67% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 33% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 17% and 13% of the Company’s total bottle/can volume to retail customers during Q1 2007, respectively. Wal-Mart Stores, Inc. accounted for approximately 12% of the Company’s total net sales during Q1 2007.

The Company obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic cooperatives.

Certain liabilities of the Company are subject to risk due to changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining contract covering less than .5% of the Company’s employees will expire during the remainder of 2007.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
In Thousands	2007	2006
Accounts receivable, trade, net	$(11,057)	$2,094
Accounts receivable from The Coca-Cola Company	(11,809)	(8,538)
Accounts receivable, other	(236)	2,762
Inventories	3,309	(4,461)
Prepaid expenses and other current assets	(3,994)	(3,639)
Accounts payable, trade	(1,435)	5,197
Accounts payable to The Coca-Cola Company	1,363	2,373
Other accrued liabilities	3,042	(15,266)
Accrued compensation	(9,255)	(8,696)
Accrued interest payable	8,554	7,971

Increase in current assets less current liabilities	$(21,518)	$(20,203)

24. New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, FASB issued SFAS No. 158, which required the following for defined pension and other postretirement plans:

(1)	Recognition in the statement of financial position of the overfunded or underfunded status of the plans.

(2)	Recognition as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit costs.

(3)	Recognition as an adjustment to retained earnings, net of tax, any remaining transition asset or transition obligation.

(4)	Measurement of defined benefit plan assets and obligations as of the date of the employer’s statement of financial position.

(5)	Disclosure of additional information in the notes to the consolidated financial statements about certain effects on periodic benefit costs in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.

This Statement was effective for fiscal years ending after December 15, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The impact of the adoption of this Statement was to increase the Company’s pension and postretirement liabilities by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect, of $1.6 million. The Company anticipates changing the measurement date to its fiscal year end date in fiscal 2008.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

24. New Accounting Pronouncements

In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the consolidated financial statements. See Note 15 of the consolidated financial statements for additional information.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective January 1, 2007. The Company records substantially all of the taxes within the scope of EITF 06-03 on a net basis.

Recently Issued Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

25. Restructuring Expenses

On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consist primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. During Q1 2007, the Company incurred $2.2 million in restructuring expenses, which are included in selling, delivery and administrative expenses. The Company anticipates the total restructuring expenses will be in the range of $2.5 million to $3.5 million and anticipates substantially all of the cash expenditures occurring prior to 2007 fiscal year end.

The following summarizes restructuring activity for Q1 2007:

In Thousands	Severance Pay and Benefits	Relocation and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	1,668	483	2,151
Cash payment	1,557	483	2,040

Balance at April 1, 2007	$111	$—	$111

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with Coca-Cola Bottling Co. Consolidated’s (the “Company”) consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Nonalcoholic Beverage Industry – a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis – a summary of the Company’s key priorities.

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the first quarter of 2007 (“Q1 2007”) and changes from the first quarter of 2006 (“Q1 2006”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q1 2007 compared to Q1 2006.

•	Two-Class Method for Net Income Per Share.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q1 2007 compared to year-end 2006 and the end of Q1 2006 as presented in the consolidated financial statements.

•

Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.

The consolidated statements of operations and consolidated statements of cash flows for the quarters ended April 1, 2007 and April 2, 2006 and the consolidated balance sheets at April 1, 2007, December 31, 2006 and April 2, 2006 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are primarily carbonated beverages including energy products. Still beverages are primarily noncarbonated beverages such as bottled water, tea, juices and sports drinks. The Company had net sales of approximately $1.4 billion in 2006.

The nonalcoholic beverage market is highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last three years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by volume growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 84% of the Company’s Q1 2007 bottle/can net sales.

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

Operating results for Q1 2007 are not indicative of results that may be expected for the fiscal year ending December 30, 2007 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.

Net sales by product category were as follows:

	First Quarter
In Thousands	2007	2006
Bottle/can sales:
Sparkling beverages (including energy products)	$238,549	$239,339
Still beverages	45,823	38,793

Total bottle/can sales	284,372	278,132

Other sales:
Sales to other Coca-Cola bottlers	34,883	37,364
Post-mix	18,301	17,683

Total other sales	53,184	55,047

Total net sales	$337,556	$333,179

On April 10, 2007, certain workers at U.S. plants of Rexam PLC, our supplier of aluminum cans, went on strike. On May 5, 2007, the workers approved a new five-year labor agreement and have agreed to return to work. No significant shortage of aluminum cans is expected.

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

Product Innovation

Sparkling beverages volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company introduced two new tea products from The Coca-Cola Company, Gold Peak and Enviga, during Q1 2007. During Q1 2007, the Company also introduced two of its own products, Respect and Tum-E Yummies. In addition, the Company has developed specialty packaging for customers in certain channels over the past several years.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $45.8 million and $46.7 million in Q1 2007 and Q1 2006, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

The Company has three primary delivery systems for its current business:

•	bulk delivery for large supermarkets, mass merchandisers and club stores;

•	pre-sell delivery for convenience stores, drug stores, small supermarkets and on-premise accounts; and

•	full service delivery for its full service vending customers.

In 2006, the Company began changing its delivery method for its pre-sell delivery system. Historically, the Company loaded its trucks at a warehouse with products the route delivery employee would deliver. The delivery employee was responsible for pulling the required products off a side load truck at each customer location to fill the customer’s order. The Company began using a new CooLift® delivery system in 2006 which involves pre-building orders in the warehouse on a small pallet the delivery employee can roll off a truck directly into the customer’s location. The CooLift® delivery system involves the use of a rear loading truck rather than conventional side loading truck. The Company anticipates the implementation of this delivery system will continue over the next several years. This rollout will continue to require additional capital spending for the new type of delivery vehicle. The Company anticipates that this change in delivery methodology will result in significant savings in future years, more efficient delivery of a greater number of products and improved employee safety.

Distribution cost management will continue to be a key area of emphasis for the Company for the next several years.

Productivity

A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor productivity and asset productivity. On February 2, 2007, the Company initiated a restructuring plan to simplify and streamline its operating management structure, which included a separation of the sales function from the delivery function to provide dedicated focus on each function and enhanced productivity in the future. The Company continues to focus on its supply chain and distribution functions for opportunities to improve productivity.

Overview of Operations and Financial Condition

The following overview provides a summary of key information concerning the Company’s financial results for Q1 2007 compared to Q1 2006.

	First Quarter		Change	% Change
In Thousands (Except Per Share Data)	2007	2006
Net sales	$337,556	$333,179	$4,377	1.3
Gross margin	151,491	146,026	5,465	3.7
S,D&A expenses	130,831	131,728	(897)	(.7)
Income from operations	20,549	14,150	6,399	45.2
Interest expense	12,218	12,220	(2)	—
Income before income taxes	7,650	1,374	6,276	456.8
Net income	4,651	815	3,836	470.7
Basic net income per share:
Common Stock	$.51	$.09	$.42	466.7
Class B Common Stock	$.51	$.09	$.42	466.7
Diluted net income per share:
Common Stock	$.51	$.09	$.42	466.7
Class B Common Stock	$.51	$.09	$.42	466.7

The Company’s net sales grew 1.3% in Q1 2007 from Q1 2006. The net sales increase was primarily due to a 1.2% increase in bottle/can volume and a .4% increase in average revenue per case offset by an approximate 6.6% or $2.5 million decrease in sales to other Coca-Cola bottlers (“bottler sales”). The increase in bottle/can volume was due to increases in water and tea sales partially offset by a decline in sugar sparkling beverage sales. The decrease in bottler sales was due to a decrease in sparkling beverages partially offset by increases in tea volume.

The Company has seen declines in the demand for sugar sparkling beverages over the past several years and expects this trend will continue. The Company anticipates overall bottle/can revenue will be primarily dependent upon continued growth in diet products, sports drinks, bottled water, tea and energy products; the introduction of new beverage products and the appropriate pricing of brands and packaging within sales channels.

Gross margin increased 3.7% in Q1 2007 compared to Q1 2006. The Company’s gross margin percentage increased to 44.9% in Q1 2007 from 43.8% in Q1 2006 primarily due to a decrease in bottler sales, which have lower margins than the Company’s bottle/can sales to retail customers. Bottler sales accounted for .7% of the 1.1% increase in gross margin percentage. Increases in gross margin and gross margin percentage were also the result of increases in marketing funding from The Coca-Cola Company and reduced manufacturing overhead costs, partially offset by higher raw material costs.

S,D&A expenses decreased .7% in Q1 2007 from Q1 2006. The decrease in S,D&A expenses was primarily attributable to decreases in property and casualty insurance costs of approximately 18% and fuel costs of approximately 22%, partially offset by increases in employee related expenses of approximately 3%.

Interest expense was flat in Q1 2007 compared to Q1 2006. Interest expense was unchanged as additional interest expense from a slightly higher overall weighted average interest rate was offset by a $.5 million increase in interest earned on short-term cash investments in Q1 2007. The Company’s overall weighted average interest rate increased to 6.6% during Q1 2007 from 6.5% during Q1 2006. See the “Liquidity and Capital Resources – Hedging Activities – Interest Rate Hedging” section of M,D&A for additional information.

Net debt and capital lease obligations were summarized as follows:

In Thousands	April 1, 2007	December 31, 2006	April 2, 2006
Debt	$694,450	$691,450	$691,489
Capital lease obligations	82,057	77,506	78,726

Total debt and capital lease obligations	776,507	768,956	770,215
Less: Cash and cash equivalents	55,039	61,823	17,914

Total net debt and capital lease obligations (1)	$721,468	$707,133	$752,301

(1)

The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information to more clearly evaluate the Company’s capital structure and financial leverage.

The Company continues to focus on reducing its net debt and capital lease obligations over time.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 31, 2006 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has not made changes in any critical accounting policies during Q1 2007. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 required the following for defined pension and other postretirement plans:

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

This Statement was effective for fiscal years ending after December 15, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The impact of the adoption of this Statement was to increase the Company’s pension and postretirement liabilities by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect, of $1.6 million. The Company anticipates changing the measurement date to its fiscal year end date in fiscal 2008.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the consolidated financial statements. See Note 15 of the consolidated financial statements for additional information.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective January 1, 2007. The Company records substantially all of the taxes within the scope of EITF 06-03 on a net basis.

Recently Issued Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the consolidated financial statements.

Results of Operations

Q1 2007 Compared to Q1 2006

Net Sales

Net sales increased $4.4 million, or approximately 1.3%, to $337.6 million in Q1 2007 compared to $333.2 million in Q1 2006.

The increase in net sales was a result of the following:

Amount	Attributable to:
(In Millions)
$5.1	1.2% increase in bottle/can volume primarily due to an increase in water and tea sales partially offset by a decrease in sugar sparkling sales
(3.9)	10.3% decrease in bottler sales volume primarily due to a decrease in sales of sparkling beverages offset partially by an increase in sales of tea products
1.4	4.1% increase in bottler sales price per unit primarily due to changes in product mix
1.1	Increase in delivery fees to certain customers
0.7	Other

$4.4	Total increase in net sales

In Q1 2007, the Company’s bottle/can volume to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per unit can increase without an actual increase in wholesale pricing. The Company’s bottle/can net pricing per unit in Q1 2007 was flat compared to Q1 2006 primarily due to higher prices for sports drinks offset by a decrease in pricing in the supermarket channel in response to competitive pressures and ongoing pricing pressures in the bottled water category.

Product category sales volume in Q1 2007 and Q1 2006 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume % Increase (Decrease)
Product Category	Q1 2007	Q1 2006
Sparkling beverages (including energy products)	85.6%	87.9%	(1.5)
Still beverages	14.4%	12.1%	20.3

Total bottle/can sales volume	100.0%	100.0%	1.2

Product innovation will continue to be an important factor impacting the Company’s overall bottle/can revenue in the future. Beginning in Q1 2007, the Company began distribution of Enviga and Gold Peak, new tea products from The Coca-Cola Company, and distribution of two of its own products, Respect and Tum-E Yummies. Respect is an all-natural vitamin enhanced beverage, while Tum-E Yummies is a flavored noncarbonated drink.

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During Q1 2007, approximately 67% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 33% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 17% of the Company’s total bottle/can volume during Q1 2007. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 13% of the Company’s total bottle/can volume in Q1 2007. All of the Company’s sales are to customers in the United States.

The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The Company initiated this delivery fee in October 2005. The delivery fee is recorded in net sales and was $1.8 million and $.7 million in Q1 2007 and Q1 2006, respectively.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales decreased .6%, or $1.1 million, to $186.1 million in Q1 2007 compared to $187.2 million in Q1 2006. The decrease in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$3.2	Increase in bottle/can volume primarily due to an increase in water and tea sales partially offset by a decrease in sugar sparkling sales
(3.7)	Decrease in bottler sales volume primarily due to a decrease in sales of sparkling beverages offset partially by an increase in sales of tea products
(2.8)	Increase in marketing funding received primarily from The Coca-Cola Company
6.8	Increase in raw material costs (primarily aluminum packaging costs)
(4.1)	Decrease in manufacturing overhead costs
(0.5)	Other

$(1.1)	Total decrease in cost of sales

Beginning in Q1 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum cans may increase by 15% to 20% during 2007. High fructose corn syrup costs are also expected to increase significantly during 2007 as a result of increasing demand for corn products around the world and as a result of alternate uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the costs of high fructose corn syrup will increase by 20% to 35% during 2007. The combined impact of increasing costs for aluminum cans and high fructose corn syrup, assuming flat volume, is anticipated to range between $29 million and $45 million.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $8.9 million for Q1 2007 compared to $6.1 million for Q1 2006 and was recorded as a reduction in cost of sales.

Gross Margin

Gross margin increased $5.5 million, or 3.7%, to $151.5 million in Q1 2007 from $146.0 million in Q1 2006. Gross margin as a percentage of net sales increased to 44.9% in Q1 2007 from 43.8% in Q1 2006.

The increase in gross margin was primarily the result of the following:

Amount	Attributable to:
(In Millions)
$1.9	1.2% increase in bottle/can volume primarily due to an increase in water and tea sales partially offset by a decrease in sugar sparkling sales
1.4	4.1% increase in bottler sales price per unit primarily due to changes in product mix
2.8	Increase in marketing funding received primarily from The Coca-Cola Company
(6.8)	Increase in raw material costs (primarily aluminum packaging costs)
4.1	Decrease in manufacturing overhead costs
2.1	Other

$5.5	Total increase in gross margin

The 1.1% increase in gross margin as a percentage of net sales was primarily due to a decrease in bottler sales, which have lower margins than the Company’s bottle/can sales to retail customers. Increases in gross margin and gross margin percentage were also the result of increases in marketing funding from The Coca-Cola Company and reduced manufacturing overhead costs, partially offset by higher raw material costs.

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

S,D&A expenses decreased by $.9 million, or .7%, to $130.8 million in Q1 2007 from $131.7 million in Q1 2006.

The decrease in S,D&A expenses was primarily due to the following:

Amount	Attributable to:
(In Millions)
$1.1	Increase in employee related expenses primarily related to wage increases
2.2	Restructuring costs related to the simplification of the Company’s operating management structure and reduction in work force in order to improve operating efficiencies
(1.4)	Decrease in employee benefit costs primarily due to the amendment of the principal Company-sponsored pension plan, net of increases in the Company’s 401(k) Savings Plan contributions
(0.9)	Decrease in property and casualty insurance costs
(0.9)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations primarily due to fuel hedging activities of $.7 million
(1.0)	Other

$(0.9)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $45.8 million and $46.7 million in Q1 2007 and Q1 2006, respectively.

On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consist primarily of one-time termination benefits and other associated costs, primarily relocation expense for certain employees. The Company incurred $2.2 million in restructuring expenses in Q1 2007. The Company anticipates that total restructuring expenses will be in the $2.5 million to $3.5 million range and anticipates substantially all of the cash expenditures occurring prior to 2007 fiscal year end.

In February 2006, the Company announced an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. Net periodic pension expense decreased to $.1 million in Q1 2007 from $3.5 million in Q1 2006. The Company also announced in February 2006 plans to enhance its 401(k) Savings Plan for eligible employees beginning in the first quarter of 2007. The Company’s expense related to its 401(k) Savings Plan increased to $2.1 million in Q1 2007 from $1.2 million in Q1 2006.

Amortization of Intangibles

Amortization of intangibles expense for Q1 2007 was flat compared to Q1 2006.

Interest Expense

Interest expense was flat in Q1 2007 compared to Q1 2006. Interest expense was unchanged as additional interest expense from a slightly higher overall weighted average interest rate was offset by a $.5 million increase in interest earned on short-term cash investments in Q1 2007. The Company’s overall weighted average interest rate increased to 6.6% during Q1 2007 from 6.5% during Q1 2006. See the “Liquidity and Capital Resources – Hedging Activities – Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest

The Company recorded minority interest of $.7 million in Q1 2007 compared to $.6 million in Q1 2006 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in Q1 2007 was due to improved operating results at Piedmont.

Income Taxes

The Company’s effective income tax rate for Q1 2007 was 39.2% compared to 40.7% in Q1 2006. The lower effective tax rate in Q1 2007 resulted primarily from an increased manufacturing deduction benefit in 2007 compared to 2006. The manufacturing deduction was enacted as part of the American Jobs Creation Act of 2004, which provides a tax deduction for qualified production activities. The allowed deduction increased to 6% in 2007 from 3% in 2006. The Company’s income tax rate for the remainder of 2007 is dependent upon results of operations and may change if the results for 2007 are different from current expectations.

In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information related to the implementation of FIN 48.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Net Income and Net Income per Share

The Company reported net income for Q1 2007 of $4.7 million, or $.51 basic net income per share for both Common Stock and Class B Common Stock, compared with net income for Q1 2006 of $.8 million, or $.09 basic net income per share for both Common Stock and Class B Common Stock. The changes in net income and net income per share were the result of the net effect of changes in gross margin, S,D&A expenses, amortization of intangibles, interest expense, minority interest and income taxes as previously described.

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

Financial Condition

Total assets increased to $1.38 billion at April 1, 2007 from $1.36 billion at December 31, 2006 primarily due to an increase in accounts receivable partially offset by a decrease in property, plant and equipment, net. The decrease in property, plant and equipment, net was primarily due to lower levels of capital spending over the last several years.

Net working capital, defined as current assets less current liabilities, increased by $14.0 million at April 1, 2007 from December 31, 2006 and decreased by $58.3 million at April 1, 2007 from April 2, 2006.

Significant changes in net working capital from December 31, 2006 were as follows:

•	A decrease in cash and cash equivalents of $6.8 million primarily due to the payment of bonuses under the 2006 bonus and incentive plans.

•	An increase in accounts receivable, trade of $11.1 million primarily due to higher sales in March 2007 compared to December 2006.

•	An increase in accounts receivable from The Coca-Cola Company of $11.8 million primarily due to the timing of payments.

•	A decrease in accrued compensation of $9.3 million due to the payment of bonuses in March of 2007.

•	An increase in interest payable of $8.6 million due to the timing of interest payments on debt.

Significant changes in net working capital from April 2, 2006 were as follows:

•	An increase in cash and cash equivalents of $37.1 million primarily due to cash flows from operating activities.

•	An increase in accounts receivable, trade of $9.9 million primarily due to higher sales in March 2007 compared to March 2006.

•	An increase in the current portion of debt of $103 million primarily due to the reclassification from long-term to current of $100 million in debentures due in November 2007.

•	An increase in other accrued liabilities of $7.0 million primarily due to an increase in income taxes payable.

Debt and capital lease obligations were $776.5 million as of April 1, 2007 compared to $769.0 million as of December 31, 2006 and $770.2 million as of April 2, 2006. Debt and capital lease obligations as of April 1, 2007 included $82.1 million of capital lease obligations related primarily to Company facilities.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. Management believes the Company, through these sources, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

As of April 1, 2007, the Company had $200 million available under its revolving credit facility to meet its cash requirements. Also, the Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at April 1, 2007, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks.

The Company anticipates using its cash on hand and/or availability under its revolving credit facility to satisfy the $100 million maturity of debentures in November 2007.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of April 1, 2007, $691.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $776.5 million was financed through publicly offered debt. The Company had capital lease obligations of $82.1 million as of April 1, 2007. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, income tax payments and dividends.

A summary of activity for Q1 2007 and Q1 2006 follows:

	First Quarter
In Millions	2007	2006
Cash Sources
Cash provided by operating activities (excluding income tax payments)	$2.4	$8.1
Other	3.2	.1

Total cash sources	$5.6	$8.2

Cash Uses
Capital expenditures	$8.4	$15.6
Investment in plastic bottle manufacturing cooperative	.7	—
Payment of debt and capital lease obligations	.6	6.9
Dividends	2.3	2.3
Income tax payments	—	5.1
Other	.4	—

Total cash uses	$12.4	$29.9

Decrease in cash	$(6.8)	$(21.7)

Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be in the range of $15 million to $20 million in 2007 as compared to $17.2 million in 2006. Income tax payments in Q1 2006 included $5 million related to the settlement of a state tax audit accrued in 2005.

Investing Activities

Additions to property, plant and equipment during Q1 2007 were $8.4 million compared to $15.6 million during Q1 2006. Capital expenditures during Q1 2007 were funded with cash flows from operations and cash on hand. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

The Company anticipates additions to property, plant and equipment in 2007 will be in the range of $40 million to $50 million and plans to fund such additions through cash flows from operations, its available lines of credit and cash on hand. Additions to property, plant and equipment during 2006 were $63.2 million.

Financing Activities

On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at April 1, 2007, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. On April 1, 2007, the Company had $3.0 million in outstanding borrowings under the lines of credit. There were no amounts outstanding under the lines of credit at December 31, 2006 and April 2, 2006.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.

At April 1, 2007, the Company’s credit ratings were as follows:

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

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2006 performance, effective January 1, 2007, under a restricted stock award plan that provides for annual awards of such shares subject to the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan.

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

The Company’s Annual Bonus Plan targets, which establish the performance requirement for 2007, were set in Q1 2007 and the Company recorded the 20,000 share award at the grant-date price of $58.53 per share. Total stock compensation expense will be approximately $1.2 million over the one-year service period of which $.3 million was recognized in Q1 2007. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives that are variable interest entities. The Company has guaranteed $45.3 million of debt and related lease obligations for these cooperatives. As of April 1, 2007, the Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantees. As of April 1, 2007, the Company’s maximum exposure, if the cooperatives borrowed up to their borrowing capacity, would have been $67.3 million including the Company’s equity interest. The Company has determined it is not the primary beneficiary of either of the cooperatives. See Note 14 of the consolidated financial statements for additional information about these cooperatives.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of April 1, 2007:

	Payments Due by Period
In Thousands	Total	Apr. 2007- Mar. 2008	Apr. 2008- Mar. 2010	Apr. 2010- Mar. 2012	After Mar. 2012
Contractual obligations:
Total debt, net of interest	$694,450	$103,000	$176,693	$—	$414,757
Capital lease obligations, net of interest	82,057	2,476	5,473	6,257	67,851
Estimated interest on long-term debt and capital lease obligations (1)	317,894	40,147	69,154	55,471	153,122
Purchase obligations (2)	619,558	86,450	172,900	172,900	187,308
Other long-term liabilities (3)	91,594	5,268	10,327	9,553	66,446
Operating leases	18,943	3,372	5,308	2,712	7,551
Long-term contractual arrangements (4)	27,003	7,331	11,305	5,473	2,894
Interest rate swap agreements (1)	8,680	3,706	3,293	1,192	489
Purchase orders (5)	32,503	32,503

Total contractual obligations	$1,892,682	$284,253	$454,453	$253,558	$900,418

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, non-compete liabilities and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $13.1 million of unrecognized income tax benefits as of April 1, 2007, pursuant to FIN 48, of which $7.6 million would affect the Company’s effective tax rate if recognized. The Company does not anticipate any significant impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain. See Note 15 of the consolidated financial statements for additional information related to the Company’s adoption of FIN 48.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

The Company has $21.3 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of April 1, 2007. See Note 14 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company anticipates there will be no contributions to the principal Company-sponsored pension plan in 2007. Postretirement medical care payments are expected to be approximately $2.7 million in 2007. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

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

Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.4 million during both Q1 2007 and Q1 2006.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.8% as of April 1, 2007 compared to 6.9% as of December 31, 2006 and 6.5% as of April 2, 2006. Approximately 52% of the Company’s debt and capital lease obligations of $776.5 million as of April 1, 2007 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of April 1, 2007, interest expense for the next twelve months would increase by approximately $4.1 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of April 1, 2007, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Fuel Hedging

During Q1 2007, the Company began using derivative instruments to hedge a portion of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts and calls which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of April 1, 2007;

•	the Company’s belief that there will be no contribution to the principal Company-sponsored pension plan in 2007;

•	anticipated cash payments for income taxes will be in the range of approximately $15 million to $20 million in 2007;

•	anticipated additions to property, plant and equipment in 2007 will be in the range of $40 million to $50 million;

•	the Company’s belief that demand for sugar sparkling soft drinks will continue to decline;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s key priorities which are revenue management, product innovation, distribution cost management and productivity;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.7 million in 2007;

•

the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet products, sports drinks, bottled water, tea and energy products, the introduction of new products and the pricing of brands and packages within channels;

•	the Company’s belief that total restructuring expense will be in the $2.5 million to $3.5 million range and that substantially all of the cash expenditures will occur prior to 2007 fiscal year end;

•

the Company’s belief that the implementation of its new pre-sell delivery system will continue over the next several years and should generate significant savings, more efficient delivery of a greater number of products and improved employee safety;

•	the Company’s belief that the cost of aluminum cans may increase by 15% to 20% during 2007;

•	the Company’s belief that the cost of high fructose corn syrup may increase by 20% to 35% during 2007; and

•	the anticipated impact of increasing costs for aluminum cans and high fructose corn syrup, assuming flat volume, in the range of $29 million to $45 million.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under Item 1A. Risk Factors.

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

Raw Material and Commodity Price Risk

Beginning in 2007 the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. Based upon current market prices for aluminum, the Company anticipates the cost of aluminum cans may increase from 15% to 20% during 2007. High fructose corn syrup costs are also expected to increase significantly during 2007 as a result of increasing demand for corn products around the world and as a result of alternative uses for corn, such as ethanol. Based upon current market prices for corn, the Company anticipates the cost of high fructose corn syrup will increase from 20% to 35% during 2007. The combined impact of increasing costs for aluminum cans and high fructose corn syrup, assuming flat volume, is anticipated to range between $29 million and $45 million during 2007.

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

During Q1 2007, the Company began using derivative instruments to hedge a portion of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts and calls which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures are effective for the purpose of providing reasonable assurance the information required to be disclosed in the reports the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 14, 2006, forty-eight Coca-Cola bottler plaintiffs filed suit in the United States District Court for the Western District of Missouri against The Coca-Cola Company and Coca-Cola Enterprises Inc. (“CCE”). On February 24, 2006, the plaintiffs filed an amended complaint adding twelve bottlers as plaintiffs. In the lawsuit, Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises Inc., the bottler plaintiffs purported to bring claims for breach of contract and breach of duty and other related claims arising out of CCE’s plan to offer warehouse delivery of POWERade to Wal-Mart Stores, Inc. within CCE’s territory. The bottler plaintiffs sought preliminary and permanent injunctive relief prohibiting the warehouse delivery of POWERade and unspecified compensatory and punitive damages. On March 17, 2006, the Missouri District Court transferred the case, for the convenience of the parties, to the United States District Court for the Northern District of Georgia (the “District Court”).

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

In February 2007, The Coca-Cola Company, CCE, the Company and many of the plaintiffs entered into a series of agreements that resulted in the dismissal without prejudice of the lawsuit and the implementation of a program to test various new route-to-market service systems. The new alternative route-to-market program provides, among other things, that during the next two years, through December 31, 2008, any Coca-Cola bottler that desires to implement an alternative route-to-market delivery plan shall present the plan for advance discussion and approval by representatives of The Coca-Cola Company and the Coca-Cola bottling system. The agreements preserve all parties’ rights, and afford the Coca-Cola bottling system an opportunity to meet to discuss whether the new route-to-market service system should be continued. The lawsuit was dismissed on March 2, 2007 without prejudice.

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

There have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits.

Exhibit Number	Description
4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1 *	Amended and Restated Can Supply Agreement, effective as of January 1, 2006, by and between Rexam Beverage Can Company and Coca-Cola Bottlers’ Sales & Service Company, LLC, in its capacity as agent for the Company (filed herewith).

10.2	U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2007 (File No. 0-9286).

10.3	Supplemental Savings Incentive Plan, amended and restated effective January 1, 2007 (filed herewith).

10.4	Officer Retention Plan, as amended and restated effective January 1, 2007 (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: May 11, 2007	By:	/s/ Steven D. Westphal
Steven D. Westphal
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer