Form 10-Q
period 2007-07-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2007-08-09
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $1.00 Par Value	6,643,677
Class B Common Stock, $1.00 Par Value	2,479,652

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

PART I — FINANCIAL INFORMATION
Item l. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2007	2006	2007	2006
Net sales	$390,443	$386,624	$727,999	$719,803
Cost of sales	221,153	218,935	407,218	406,088

Gross margin	169,290	167,689	320,781	313,715
Selling, delivery and administrative expenses	136,684	138,310	267,515	270,038
Amortization of intangibles	112	142	223	290

Income from operations	32,494	29,237	53,043	43,387

Interest expense	12,294	12,843	24,512	25,063
Minority interest	1,169	1,149	1,850	1,705

Income before income taxes	19,031	15,245	26,681	16,619
Income taxes	7,340	6,358	10,339	6,917

Net income	$11,691	$8,887	$16,342	$9,702

Basic net income per share:
Common Stock	$1.28	$.98	$1.79	$1.07

Weighted average number of Common Stock shares outstanding	6,644	6,643	6,643	6,643

Class B Common Stock	$1.28	$.98	$1.79	$1.07

Weighted average number of Class B Common Stock shares outstanding	2,480	2,460	2,480	2,460

Diluted net income per share:
Common Stock	$1.28	$.97	$1.79	$1.06

Weighted average number of Common Stock shares outstanding — assuming dilution	9,143	9,123	9,137	9,118

Class B Common Stock	$1.28	$.97	$1.79	$1.06

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,500	2,480	2,494	2,475

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	July 1,	Dec. 31,	July 2,
	2007	2006	2006
ASSETS

Current Assets:
Cash and cash equivalents	$71,149	$61,823	$30,971
Accounts receivable, trade, less allowance for doubtful accounts of $1,024, $1,334 and $1,490, respectively	109,977	91,299	106,740
Accounts receivable from The Coca-Cola Company	22,660	4,915	10,709
Accounts receivable, other	10,296	8,565	10,485
Inventories	66,347	67,055	63,932
Prepaid expenses and other current assets	17,444	13,485	15,848

Total current assets	297,873	247,142	238,685

Property, plant and equipment, net	365,167	384,464	385,813
Leased property under capital leases, net	72,929	69,851	71,511
Other assets	36,767	35,542	38,892
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,524	4,747	4,986

Total	$1,399,981	$1,364,467	$1,362,608

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	July 1,	Dec. 31,	July 2,
	2007	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$100,000	$100,000
Current portion of obligations under capital leases	2,517	2,435	$1,594
Accounts payable, trade	41,379	44,050	40,890
Accounts payable to The Coca-Cola Company	35,990	21,748	34,695
Other accrued liabilities	57,864	51,030	51,973
Accrued compensation	15,598	19,671	13,073
Accrued interest payable	10,021	10,008	9,747

Total current liabilities	263,369	248,942	151,972
Deferred income taxes	157,440	162,694	163,650
Pension and postretirement benefit obligations	57,489	57,757	65,227
Other liabilities	96,539	88,598	89,458
Obligations under capital leases	78,936	75,071	76,728
Long-term debt	591,450	591,450	691,450

Total liabilities	1,245,223	1,224,512	1,238,485

Commitments and Contingencies (Note 14)

Minority interest	47,853	46,002	44,489

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 9,706,051, 9,705,551 and 9,705,451 shares, respectively	9,706	9,705	9,705
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 3,107,766, 3,088,266 and 3,088,366 shares, respectively	3,107	3,088	3,088
Capital in excess of par value	101,711	101,145	100,681
Retained earnings	80,275	68,495	59,505
Accumulated other comprehensive loss	(26,640)	(27,226)	(32,091)

	168,159	155,207	140,888

Less: Treasury stock, at cost
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total stockholders’ equity	106,905	93,953	79,634

Total	$1,399,981	$1,364,467	$1,362,608

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other
	Common	Common	Excess of	Retained	Comprehensive	Treasury
	Stock	Stock	Par Value	Earnings	Loss	Stock	Total
Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134
Comprehensive income:
Net income				9,702			9,702
Net change in minimum pension liability adjustment, net of tax					(1,975)		(1,975)

Total comprehensive income							7,727
Cash dividends paid Common ($.50 per share)				(3,322)			(3,322)
Class B Common ($.50 per share)				(1,230)			(1,230)
Issuance of 20,000 shares of Class B Common Stock		20	840				860
Stock compensation expense			465				465

Balance on July 2, 2006	$9,705	$3,088	$100,681	$59,505	$(32,091)	$(61,254)	$79,634

Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953
Comprehensive income:
Net income				16,342			16,342
Foreign currency translation adjustments, net of tax					2		2
Pension and postretirement benefit adjustments, net of tax					584		584

Total comprehensive income							16,928
Cash dividends paid Common ($.50 per share)				(3,322)			(3,322)
Class B Common ($.50 per share)				(1,240)			(1,240)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			586				586
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on July 1, 2007	$9,706	$3,107	$101,711	$80,275	$(26,640)	$(61,254)	$106,905

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Half
	2007	2006
Cash Flows from Operating Activities
Net income	$16,342	$9,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,572	33,572
Amortization of intangibles	223	290
Deferred income taxes	2,023	1,040
(Gains)/losses on disposal of property, plant and equipment	(113)	543
Amortization of debt costs	1,412	1,328
Amortization of deferred gain related to terminated interest rate agreements	(848)	(843)
Stock compensation expense	586	465
Minority interest	1,850	1,705
Increase in current assets less current liabilities	(18,734)	(17,440)
Increase in other noncurrent assets	(645)	(284)
Increase (decrease) in other noncurrent liabilities	(6,486)	3,123

Total adjustments	12,840	23,499

Net cash provided by operating activities	29,182	33,201

Cash Flows from Investing Activities
Additions to property, plant and equipment	(19,014)	(29,833)
Proceeds from the sale of property, plant and equipment	6,918	837
Investment in plastic bottle manufacturing cooperative	(1,629)	(618)
Other		(222)

Net cash used in investing activities	(13,725)	(29,836)

Cash Flows from Financing Activities
Payment of current portion of long-term debt	—	(39)
Payment of lines of credit, net	—	(6,500)
Cash dividends paid	(4,562)	(4,552)
Principal payments on capital lease obligations	(1,197)	(880)
Other	(372)	(31)

Net cash used in financing activities	(6,131)	(12,002)

Net increase (decrease) in cash	9,326	(8,637)
Cash at beginning of period	61,823	39,608

Cash at end of period	$71,149	$30,971

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$929	$860
Capital lease obligations incurred	5,144	—
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
The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission (“SEC”).
Certain prior year amounts have been reclassified to conform to current classifications.
2. Seasonality of Business
Operating results for the second quarter of 2007 (“Q2 2007”) and the first half of 2007 (“YTD 2007”) are not indicative of results that may be expected for the fiscal year ending December 30, 2007 because of business seasonality. Business seasonality results primarily from higher sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.
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
Minority interest as of July 1, 2007, December 31, 2006 and July 2, 2006 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
Inventories were summarized as follows:

	July 1,	Dec. 31,	July 2,
In Thousands	2007	2006	2006

Finished products	$40,459	$32,934	$38,216
Manufacturing materials	8,685	19,333	9,073
Plastic shells, pallets and other inventories	17,203	14,788	16,643

Total inventories	$66,347	$67,055	$63,932

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	July 1,	Dec. 31,	July 2,	Estimated
In Thousands	2007	2006	2006	Useful Lives

Land	$12,380	$12,455	$12,605
Buildings	110,771	110,444	110,854	10-50 years
Machinery and equipment	101,347	100,519	99,519	5-20 years
Transportation equipment	175,837	184,861	174,903	4-13 years
Furniture and fixtures	41,125	39,184	39,291	4-10 years
Cold drink dispensing equipment	327,180	331,174	340,836	6-13 years
Leasehold and land improvements	58,134	57,837	57,726	5-20 years
Software for internal use	48,682	36,665	33,876	3-10 years
Construction in progress	2,808	13,464	8,660

Total property, plant and equipment, at cost	878,264	886,603	878,270
Less: Accumulated depreciation and amortization	513,097	502,139	492,457

Property, plant and equipment, net	$365,167	$384,464	$385,813

Depreciation and amortization expense was $33.6 million in both YTD 2007 and the first half of 2006 (“YTD 2006”). This amount included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	July 1,	Dec. 31,	July 2,	Estimated
In Thousands	2007	2006	2006	Useful Lives

Leased property under capital leases	$88,619	$83,475	$84,035	3-29 years
Less: Accumulated amortization	15,690	13,624	12,524

Leased property under capital leases, net	$72,929	$69,851	$71,511

As of July 1, 2007, real estate represented all of the leased property under capital leases, net and $66.8 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
7. Franchise Rights and Goodwill
There was no change in franchise rights and goodwill in the periods presented.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	July 1,	Dec. 31,	July 2,	Estimated
In Thousands	2007	2006	2006	Useful Lives

Other identifiable intangible assets	$6,599	$6,599	$8,703	1-18 years
Less: Accumulated amortization	2,075	1,852	3,717

Other identifiable intangible assets, net	$4,524	$4,747	$4,986

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	July 1,	Dec. 31,	July 2,
In Thousands	2007	2006	2006

Accrued marketing costs	$6,524	$6,659	$7,263
Accrued insurance costs	11,907	12,495	11,886
Accrued taxes (other than income taxes)	3,244	2,068	3,357
Accrued income taxes	4,159	1,558	3,338
Employee benefit plan accruals	8,123	8,427	7,999
Checks and transfers yet to be presented for payment from zero balance cash account	13,766	10,199	9,117
All other accrued liabilities	10,141	9,624	9,013

Total other accrued liabilities	$57,864	$51,030	$51,973

10. Debt
Debt was summarized as follows:

		Interest	Interest	July 1,	Dec. 31,	July 2,
In Thousands	Maturity	Rate	Paid	2007	2006	2006

Debentures	2007	6.85%	Semi-annually	$100,000	$100,000	$100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757

				691,450	691,450	691,450
Less: Current portion of debt				100,000	100,000	—

Long-term debt				$591,450	$591,450	$691,450

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2007 the Company had no outstanding borrowings on the $200 million facility.
The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at July 1, 2007, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. On July 1, 2007, the Company had no outstanding borrowings on the lines of credit.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 6.7%, 6.9% and 6.7% for its debt and capital lease obligations as of July 1, 2007, December 31, 2006 and July 2, 2006, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.6% for both YTD 2007 and YTD 2006. As of July 1, 2007, approximately 48% of the Company’s debt and capital lease obligations of $772.9 million was subject to changes in short-term interest rates.
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
Derivative financial instruments were summarized as follows:

	July 1, 2007		December 31, 2006		July 2, 2006
	Notional	Remaining	Notional	Remaining	Notional	Remaining
In Thousands	Amount	Term	Amount	Term	Amount	Term

Interest rate swap agreement — floating	$25,000	0.42 years	$25,000	0.92 years	$25,000	1.42 years
Interest rate swap agreement — floating	25,000	0.42 years	25,000	0.92 years	25,000	1.42 years
Interest rate swap agreement — floating	50,000	1.92 years	50,000	2.42 years	50,000	2.92 years
Interest rate swap agreement — floating	50,000	0.42 years	50,000	0.92 years	50,000	1.42 years
Interest rate swap agreement — floating	50,000	2.08 years	50,000	2.58 years	50,000	3.08 years
Interest rate swap agreement — floating	50,000	5.42 years	50,000	5.92 years	50,000	6.42 years
Interest rate swap agreement — floating	25,000	1.83 years
Interest rate swap agreement — floating	25,000	7.75 years
Interest rate swap agreement — floating	25,000	5.42 years
The Company had nine interest rate swap agreements as of July 1, 2007 with varying terms that effectively converted $325 million of the Company’s fixed rate debt to floating rate debt. All of the interest rate swap agreements have been accounted for as fair value hedges.
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
During the first quarter of 2007, the Company began using derivative instruments to hedge a portion of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts and calls which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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
Derivative Financial Instruments
The fair values for the Company’s interest rate swap and fuel hedging agreements are based on current settlement values.
Letters of Credit
The fair values of the Company’s letters of credit, obtained from financial institutions, are based on the notional amounts of the instruments. These letters of credit primarily relate to the Company’s property and casualty insurance programs.
The carrying amounts and fair values of the Company’s debt, derivative financial instruments and letters of credit were as follows:

	July 1, 2007		December 31, 2006		July 2, 2006
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$691,450	$670,475	$691,450	$679,991	$691,450	$664,867
Interest rate swap agreements	7,658	7,658	6,950	6,950	11,693	11,693
Fuel hedging agreements	—	(496)	—	—	—	—
Letters of credit	—	21,271	—	22,068	—	19,786
The fair values of the interest rate swap agreements at July 1, 2007, December 31, 2006 and July 2, 2006 represent the estimated amounts the Company would have paid upon termination of these agreements, which are the current settlement values. The fair value of the fuel hedging agreements at July 1, 2007 represents the estimated amount the Company would have received upon termination of these agreements, which are the current settlement values.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
13. Other Liabilities
Other liabilities were summarized as follows:

	July 1,	Dec. 31,	July 2,
In Thousands	2007	2006	2006

Accruals for executive benefit plans	$73,161	$69,547	$67,049
Other	23,378	19,051	22,409

Total other liabilities	$96,539	$88,598	$89,458

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $47.3 million, $42.9 million and $44.7 million as of July 1, 2007, December 31, 2006 and July 2, 2006, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse exists that would enable the Company to recover amounts guaranteed. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.
The Company has identified SAC and Southeastern as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of July 1, 2007, SAC had total assets of $48.7 million and total debt of $25.2 million. SAC had total revenue for YTD 2007 of $95.2 million. As of July 1, 2007, Southeastern had total assets of $379.1 million and total debt of $265.0 million. Southeastern had total revenue for YTD 2007 of $281.4 million.
In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on July 1, 2007 would have been $55.4 million and the Company’s maximum total exposure, including its equity investment, would have been $34.2 million for SAC and $32.0 million for Southeastern.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On July 1, 2007, these letters of credit totaled $21.3 million.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of July 1, 2007 amounted to $25.5 million and expire at various dates through 2016.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company’s effective income tax rate for YTD 2007 and YTD 2006 was 38.8% and 41.6%, respectively.
The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2007	2006

Statutory expense	$9,338	$5,816
State income taxes, net of federal benefit	1,162	761
Manufacturing deduction benefit	(755)	(158)
Meals and entertainment	288	321
Other, net	306	177

Income tax expense	$10,339	$6,917

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective as of January 1, 2007. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $13.0 million of unrecognized tax benefits, of which $7.6 million would affect the Company’s effective tax rate if recognized. As of July 1, 2007, the Company had $13.1 million of unrecognized tax benefits including accrued interest of which $7.9 million would effect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of January 1, 2007, the Company had approximately $1.6 million of accrued interest related to uncertain tax positions. As of July 1, 2007, the Company had approximately $1.9 million of accrued interest related to uncertain tax positions.
Various tax years from 1988 remain open due to loss carryforwards. The tax years 2003 through 2006 remain open to examination by taxing jurisdictions to which the Company is subject.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
16. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of net income and adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required because of a small subsidiary of the Company that performs data analysis and provides consulting services primarily in Europe. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”), at the end of 2006.
A summary of accumulated other comprehensive loss is as follows:

	Dec. 31,	Pre-tax	Tax	July 1,
In Thousands	2006	Activity	Effect	2007

Net pension activity:
Actuarial loss	$(24,673)	$1,245	$(490)	$(23,918)
Prior service costs	(31)	12	(5)	(24)
Net postretirement benefits activity:
Actuarial loss	(13,512)	610	(240)	(13,142)
Prior service costs	10,915	(892)	351	10,374
Transition asset	75	(12)	5	68
Foreign currency translation adjustment	—	3	(1)	2

Total	$(27,226)	$966	$(380)	$(26,640)

The only change in accumulated other comprehensive loss in YTD 2006 was an increase in minimum pension liability adjustment, net of tax, of $2.0 million.
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
Pursuant to the Company’s Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
the Common Stock. During YTD 2007 and YTD 2006, dividends of $.50 per share were declared and paid on both Common Stock and Class B Common Stock.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
A summary of restricted stock awards is as follows:

			Annual	First Half
	Shares	Grant-Date	Compensation	Compensation
Year	Awarded	Price	Expense	Expense

2006	20,000	$46.45	$929,000	$464,500
2007	20,000	58.53	1,170,600	585,300
In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.
The increase in the number of shares outstanding in YTD 2007 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award and the conversion of 500 shares from Class B Common Stock to Common Stock. The increase in the number of shares outstanding in YTD 2006 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.
18. Benefit Plans
Recently Adopted Pronouncement
The Company adopted SFAS No. 158 at the end of fiscal 2006. The Company applied the modified prospective transition method and prior periods were not restated. The impact of the adoption was to increase pension and postretirement benefit obligations by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect of $1.6 million. The adoption does not impact periodic benefit costs.
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
The components of net periodic pension cost were as follows:

	Second Quarter		First Half
In Thousands	2007	2006	2007	2006

Service cost	$19	$3,304	$39	$5,348
Interest cost	2,634	2,512	5,268	5,354
Expected return on plan assets	(3,225)	(3,048)	(6,450)	(6,009)
Amortization of prior service cost	6	6	12	12
Recognized net actuarial loss	622	961	1,245	2,520

Net periodic pension cost	$56	$3,735	$114	$7,225

The Company did not contribute to its Company-sponsored pension plans during YTD 2007 and does not expect to make contributions to its principal Company-sponsored pension plan during the remainder of 2007.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.
The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2007	2006	2007	2006

Service cost	$106	$83	$212	$166
Interest cost	553	557	1,105	1,114
Amortization of unrecognized transitional assets	(6)	(6)	(12)	(12)
Recognized net actuarial loss	305	339	610	678
Amortization of prior service cost	(446)	(446)	(892)	(892)

Net periodic postretirement benefit cost	$512	$527	$1,023	$1,054

401(k) Savings Plan
In conjunction with the change to the principal Company-sponsored pension plan discussed above, the Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company’s matching contribution under the 401(k) Savings Plan effective January 1, 2007. The amendment to the 401(k) Savings Plan provided for fully vested matching contributions equal to one hundred percent of a

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation. Total costs for this benefit in YTD 2007 and YTD 2006 were $4.1 million and $2.4 million, respectively.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of July 1, 2007, The Coca-Cola Company had a 27.2% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2007	2006

Payments by the Company for concentrate, syrup, sweetener and other purchases	$179.2	$173.5
Marketing funding support payments to the Company	19.1	12.0

Payments net of marketing funding support	$160.1	$161.5

Payments by the Company for customer marketing programs	$23.0	$24.5
Payments by the Company for cold drink equipment parts	2.7	3.3
Fountain delivery and equipment repair fees paid to the Company	3.8	4.5
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.1	3.2
Sales of finished products to The Coca-Cola Company	21.1	19.2

The Company has a production arrangement with Coca-Cola Enterprises, Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $23.1 million and $30.7 million in YTD 2007 and YTD 2006, respectively. Purchases from CCE under this arrangement were $6.6 million and $7.6 million in YTD 2007 and YTD 2006, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of July 1, 2007, CCE held 10.1% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.4% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.
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
The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during YTD 2007 and YTD 2006 totaling $40.0 million and $37.8 million, respectively. The Company received $10.8 million for management services pursuant to its management agreement with Piedmont for both YTD 2007 and YTD 2006. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of July 1, 2007, the Company had loaned $82.0 million to Piedmont. The loan has a December 31, 2010 maturity date. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $3.8 million and $4.1 million in YTD 2007 and YTD 2006, respectively. All intercompany accounts and transactions between the Company and Piedmont have been eliminated.
The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these cooperatives were $34.7 million and $34.6 million in YTD 2007 and YTD 2006, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $22.1 million as of July 1, 2007.
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $74.1 million and $69.9 million in YTD 2007 and YTD 2006, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.7 million and $.8 million in YTD 2007 and YTD 2006, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $25.2 million as of July 1, 2007.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal balance outstanding under this capital lease as of July 1, 2007 was $38.8 million. Rental payments related to this lease were $2.1 million and $1.9 million in YTD 2007 and YTD 2006, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”), the Company’s headquarters office facility and an adjacent office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On December 18, 2006, the Company modified this lease agreement (effective January 1, 2007) with Beacon which expires in December 2021. The modified lease would not have changed the classification of the existing lease had it been in effect on March 1, 2004 when the lease was capitalized and did not extend the term of the lease (remaining lease term was reduced from 21 years to 15 years). Accordingly, the present value of the leased property under capital lease and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
the commencement date of the modified lease (January 1, 2007). The obligations under capital leases and leased property under capital leases were increased by $5.1 million on January 1, 2007. The principal balance outstanding as of July 1, 2007 was $35.1 million. Rental payments related to the lease were $1.8 million and $1.9 million in YTD 2007 and YTD 2006, respectively.
20. Net Sales by Product Category
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2007	2006	2007	2006

Bottle/can sales:
Sparkling beverages (including energy products)	$271,657	$274,283	$505,315	$510,092
Still beverages	53,982	50,543	99,556	88,763

Total bottle/can sales	325,639	324,826	604,871	598,855

Other sales:
Sales to other bottlers	39,088	41,719	73,971	79,083
Post mix and other	25,716	20,079	49,157	41,865

Total other sales	64,804	61,798	123,128	120,948

Total net sales	$390,443	$386,624	$727,999	$719,803

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2007	2006	2007	2006

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income	$11,691	$8,887	$16,342	$9,702
Less dividends:
Common Stock	1,661	1,662	3,322	3,322
Class B Common Stock	620	615	1,240	1,230

Total undistributed earnings	$9,410	$6,610	$11,780	$5,150

Common Stock undistributed earnings — basic	$6,852	$4,824	$8,578	$3,758
Class B Common Stock undistributed earnings — basic	2,558	1,786	3,202	1,392

Total undistributed earnings — basic	$9,410	$6,610	$11,780	$5,150

Common Stock undistributed earnings — diluted	$6,837	$4,813	$8,565	$3,752
Class B Common Stock undistributed earnings — diluted	2,573	1,797	3,215	1,398

Total undistributed earnings — diluted	$9,410	$6,610	$11,780	$5,150

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,662	$3,322	$3,322
Common Stock undistributed earnings — basic	6,852	4,824	8,578	3,758

Numerator for basic net income per Common Stock share	$8,513	$6,486	$11,900	$7,080

Numerator for basic net income per Class B Common Stock share:
Dividends in Class B Common Stock	$620	$615	$1,240	$1,230
Class B Common Stock undistributed earnings — basic	2,558	1,786	3,202	1,392

Numerator for basic net income per Class B Common Stock share	$3,178	$2,401	$4,442	$2,622

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2007	2006	2007	2006

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,662	$3,322	$3,322
Dividends on Class B Common Stock assumed converted to Common Stock	620	615	1,240	1,230
Common Stock undistributed earnings — diluted	9,410	6,610	11,780	5,150

Numerator for diluted net income per Common Stock share	$11,691	$8,887	$16,342	$9,702

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$620	$615	$1,240	$1,230
Class B Common Stock undistributed earnings — diluted	2,573	1,797	3,215	1,398

Numerator for diluted net income per Class B Common Stock share	$3,193	$2,412	$4,455	$2,628

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2007	2006	2007	2006

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	6,644	6,643	6,643	6,643
Class B Common Stock weighted average shares outstanding — basic	2,480	2,460	2,480	2,460

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,143	9,123	9,137	9,118
Class B Common Stock weighted average shares outstanding — diluted	2,500	2,480	2,494	2,475

Basic net income per share:
Common Stock	$1.28	$.98	$1.79	$1.07

Class B Common Stock	$1.28	$.98	$1.79	$1.07

Diluted net income per share:
Common Stock	$1.28	$.97	$1.79	$1.06

Class B Common Stock	$1.28	$.97	$1.79	$1.06

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

(3)	The denominator for diluted net income per share for Common Stock and Class B Common Stock includes the diluted effect of shares relative to the restricted stock award.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 89% of the Company’s YTD 2007 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 11% of the Company’s YTD 2007 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2007, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 18% and 12% of the Company’s total bottle/can volume to retail customers during YTD 2007, respectively. Wal-Mart Stores, Inc. accounted for approximately 12% of the Company’s total net sales during YTD 2007.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Half
In Thousands	2007	2006

Accounts receivable, trade, net	$(18,678)	$(12,164)
Accounts receivable from The Coca-Cola Company	(17,745)	(7,990)
Accounts receivable, other	(1,731)	(2,097)
Inventories	708	(5,699)
Prepaid expenses and other current assets	(3,950)	(7,038)
Accounts payable, trade	(2,671)	5,557
Accounts payable to The Coca-Cola Company	14,242	19,179
Other accrued liabilities	15,151	(2,229)
Accrued compensation	(4,073)	(5,036)
Accrued interest payable	13	77

Increase in current assets less current liabilities	$(18,734)	$(17,440)

24. New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, FASB issued SFAS No. 158, which was effective for fiscal years ending after December 15, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. The impact of the adoption of this Statement was to increase the Company’s pension and postretirement liabilities by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect, of $1.6 million. The Company anticipates changing the measurement date to its fiscal year end date in fiscal 2008.
In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FSP FIN 48-1. FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 were effective as of January 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on the consolidated financial statements. See Note 15 of the consolidated financial statements for additional information.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
25. Restructuring Expenses
On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consist primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. During YTD 2007, the Company incurred $2.4 million in restructuring expenses, which are included in selling, delivery and administrative expenses. The Company anticipates the total restructuring expenses will be in the range of $2.5 million to $3.5 million and that all of the cash expenditures will occur prior to 2007 fiscal year end.
The following summarizes restructuring activity for YTD 2007:

	Severance Pay	Relocation
In Thousands	and Benefits	and Other	Total

Balance at December 31, 2006	$—	$—	$—
Provision	1,607	835	2,442
Cash payments	1,607	835	2,442

Balance at July 1, 2007	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with Coca-Cola Bottling Co. Consolidated’s (the “Company”) consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:
•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the second quarter of 2007 (“Q2 2007”) and the first half of 2007 (“YTD 2007”) and changes from the second quarter of 2006 (“Q2 2006”) and the first half of 2006 (“YTD 2006”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q2 2007 and YTD 2007 compared to Q2 2006 and YTD 2006.

•	Two-Class Method for Net Income Per Share.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q2 2007 compared to year-end 2006 and the end of Q2 2006 as presented in the consolidated financial statements.

•
Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.
The consolidated statements of operations for the quarters ended July 1, 2007 and July 2, 2006 and YTD 2007 and YTD 2006, the consolidated statements of cash flows for YTD 2007 and YTD 2006 and the consolidated balance sheets at July 1, 2007, December 31, 2006 and July 2, 2006 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.
Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are primarily carbonated beverages including energy products. Still beverages are primarily noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of approximately $1.4 billion in 2006.

The nonalcoholic beverage market is highly competitive. The Company’s competitors in these markets include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last three years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by sales growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 83% of the Company’s YTD 2007 bottle/can net sales.
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
Operating results for Q2 2007 and YTD 2007 are not indicative of results that may be expected for the fiscal year ending December 30, 2007 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2007	2006	2007	2006

Bottle/can sales:
Sparkling beverages (including energy products)	$271,657	$274,283	$505,315	$510,092
Still beverages	53,982	50,543	99,556	88,763

Total bottle/can sales	325,639	324,826	604,871	598,855

Other sales:
Sales to other Coca-Cola bottlers	39,088	41,719	73,971	79,083
Post mix and other	25,716	20,079	49,157	41,865

Total other sales	64,804	61,798	123,128	120,948

Total net sales	$390,443	$386,624	$727,999	$719,803

Areas of Emphasis
Key priorities for the Company include revenue management, innovation, distribution cost management and productivity.
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
Innovation
Sparkling beverages volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company introduced new products from The Coca-Cola Company, Diet Coke Plus and Dasani Plus, during Q2 2007. The Company also modified its energy product portfolio in Q2 2007 with the addition of BooKoo energy products to the Full Throttle energy product line up and the introduction of its own energy product.
The Company has invested in its own brand portfolio with products such as Respect, a vitamin enhanced beverage, Tum-E Yummies, a noncarbonated flavored drink, and its own energy drink, and became the exclusive licensee of Cinnabon Premium Coffee Lattes in the United States. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional territory. While the growth prospects of Company-owned or licensed brands appear very promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.
The Company has also fostered innovation as evidenced by the development of specialty packaging for customers, the conversion of a portion of the Company’s operations to the CooLift® delivery system, and the implementation in Q2 2007 of a service module in our enterprise resource planning software platform (SAP) for the automation, scheduling, installation, delivery and repair of cold drink dispensing equipment.
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $94.6 million and $97.7 million in YTD 2007 and YTD 2006, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.
The Company has three primary delivery systems for its current business:
•	bulk delivery for large supermarkets, mass merchandisers and club stores;

•	pre-sell delivery for convenience stores, drug stores, small supermarkets and on-premise accounts; and

•	full service delivery for its full service vending customers.
In 2006, the Company began changing its delivery method for its pre-sell delivery system. Historically, the Company loaded its trucks at a warehouse with products the route delivery employee would deliver. The delivery employee was responsible for pulling the required products off a side load truck at each customer location to fill the customer’s order. The Company began using a new CooLift® delivery system in 2006 in a portion of our operations which involves pre-building orders in the warehouse on a small pallet the delivery employee can roll off a truck directly into the customer’s location. The CooLift® delivery system involves the use of a rear loading truck rather than conventional side loading truck. The Company anticipates the implementation of this delivery system will continue over the next several years. This rollout will continue to require additional capital spending for the new type of delivery vehicle. The Company anticipates that this change in delivery methodology will result in significant savings in future years and more efficient delivery of a greater number of products.

Distribution cost management will continue to be a key area of emphasis for the Company for the next several years.
Productivity
A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor and asset productivity. On February 2, 2007, the Company initiated a restructuring plan to simplify and streamline its operating management structure, which included a separation of the sales function from the delivery function to provide dedicated focus on each function and enhanced productivity in the future. The Company continues to focus on its supply chain and distribution functions for opportunities to improve its overall productivity.

Overview of Operations and Financial Condition
The following overview provides a summary of key information concerning the Company’s financial results for Q2 2007 and YTD 2007 compared to Q2 2006 and YTD 2006.

	Second Quarter			%
In Thousands (Except Per Share Data)	2007	2006	Change	Change

Net sales	$390,443	$386,624	$3,819	1.0
Gross margin	169,290	167,689	1,601	1.0
S,D&A expenses	136,684	138,310	(1,626)	(1.2)
Income from operations	32,494	29,237	3,257	11.1
Interest expense	12,294	12,843	(549)	(4.3)
Income before income taxes	19,031	15,245	3,786	24.8
Net income	11,691	8,887	2,804	31.6
Basic net income per share:
Common Stock	$1.28	$.98	$.30	30.6
Class B Common Stock	$1.28	$.98	$.30	30.6
Diluted net income per share:
Common Stock	$1.28	$.97	$.31	32.0
Class B Common Stock	$1.28	$.97	$.31	32.0

	First Half			%
In Thousands (Except Per Share Data)	2007	2006	Change	Change

Net sales	$727,999	$719,803	$8,196	1.1
Gross margin	320,781	313,715	7,066	2.3
S,D&A expenses	267,515	270,038	(2,523)	(0.9)
Income from operations	53,043	43,387	9,656	22.3
Interest expense	24,512	25,063	(551)	(2.2)
Income before income taxes	26,681	16,619	10,062	60.5
Net income	16,342	9,702	6,640	68.4
Basic net income per share:
Common Stock	$1.79	$1.07	$.72	67.3
Class B Common Stock	$1.79	$1.07	$.72	67.3
Diluted net income per share:
Common Stock	$1.79	$1.06	$.73	68.9
Class B Common Stock	$1.79	$1.06	$.73	68.9
The Company’s net sales grew 1.0% and 1.1% in Q2 2007 and YTD 2007 from the same periods in 2006. The net sales increase in Q2 2007 was primarily due to a 4.1% increase in sales price per unit offset by a 2.5% decrease in bottle/can volume and a 6.3%, or $2.6 million, decrease in sales to other Coca-Cola bottlers (“bottler sales”). The net sales increase in YTD 2007 was primarily due to a 2.4% increase in sales price per unit offset by a .8% decrease in bottle/can volume and an approximate 6.5%, or $5.1 million, decrease in bottler sales. The decrease in bottle/can volume in Q2 2007 compared to Q2 2006 was due to a decrease in sparkling beverages (other than energy) partially offset by increases in water and tea sales. The decrease in sparkling beverages volume reflects the impact of higher prices and weak performance of sugar sparkling beverages. The decrease in bottler sales was due to a decrease in sales of sparkling beverages partially offset by an increase in tea volume.

The Company has seen declines in the demand for sugar sparkling beverages over the past several years and expects this trend will continue. The Company anticipates overall bottle/can revenue will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, tea and energy products; the introduction of new beverage products and the appropriate pricing of brands and packaging within sales channels.
Gross margin increased 1.0% and 2.3% in Q2 2007 and YTD 2007 compared to Q2 2006 and YTD 2006, respectively. The Company’s gross margin percentage was 43.4% in both Q2 2007 and Q2 2006 and 44.1% in YTD 2007 compared to 43.6% in YTD 2006. The Company’s gross margin percentage excluding bottler sales, which have lower margins than the Company’s bottle/can sales to retail customers, was 47.7% in Q2 2007 compared to 48.2% in Q2 2006 and 48.5% in YTD 2007 compared to 48.6% in YTD 2006. The decreases in gross margin percentage were primarily due to higher raw material costs partially offset by higher bottle/can sales price per unit, increases in marketing funding from The Coca-Cola Company and reduced manufacturing overhead costs.
S,D&A expenses decreased 1.2% and .9% in Q2 2007 and YTD 2007 from Q2 2006 and YTD 2006, respectively. The decrease in S,D&A expenses in Q2 2007 was primarily attributable to decreases in property and casualty insurance of approximately 17%, a decrease in employee benefit expenses of approximately 15% and a gain from the sale of aircraft. The decrease in S,D&A expenses in YTD 2007 was primarily attributable to decreases in property and casualty insurance of approximately 18%, a decrease in employee benefit expenses of approximately 14% and a gain from the sale of aircraft partially offset by restructuring expenses.
Interest expense decreased 4.3% in Q2 2007 compared to Q2 2006 and 2.2% in YTD 2007 compared to YTD 2006. The decrease in Q2 2007 and YTD 2007 was primarily due to an increase in interest earned on short term investments. The overall weighted average interest rate was 6.6% for both YTD 2007 and YTD 2006. Interest earned on short-term cash investments in Q2 2007 and YTD 2007 was $.7 million and $1.4 million, respectively, compared to $.1 million and $.3 million in Q2 2006 and YTD 2006, respectively. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Net debt and capital lease obligations were summarized as follows:

	July 1,	December 31,	July 2,
In Thousands	2007	2006	2006

Debt	$691,450	$691,450	$691,450
Capital lease obligations	81,453	77,506	78,322

Total debt and capital lease obligations	772,903	768,956	769,772
Less: Cash and cash equivalents	71,149	61,823	30,971

Total net debt and capital lease obligations (1)	$701,754	$707,133	$738,801

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
The Company has not made changes in any critical accounting policies during YTD 2007. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
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
In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 were effective as of January 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on the consolidated financial statements. See Note 15 of the consolidated financial statements for additional information.
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

Results of Operations
Q2 2007 Compared to Q2 2006 and YTD 2007 Compared to YTD 2006
Net Sales
Net sales increased $3.8 million, or 1.0%, to $390.4 million in Q2 2007 compared to $386.6 million in Q2 2006. Net sales increased $8.2 million, or 1.1% to $728.0 million in YTD 2007 compared to $719.8 million in YTD 2006.
The increases in net sales were the result of the following:

Q2 2007	Attributable to:
(In Millions)
$7.0	4.1% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for water
(6.2)	2.5% decrease in bottle/can volume primarily due to a decrease in sales of sugar sparkling beverages partially offset by an increase in sales of water and tea products
(2.8)	6.8% decrease in bottler sales volume primarily due to a decrease in sales of sparkling beverages offset partially by an increase in sales of tea products
1.0	Increase in delivery fees from certain customers
1.0	5.3% increase in sales price per unit of postmix primarily due to higher sales prices for sparkling beverages
3.8	Other

$3.8	Total increase in net sales

YTD 2007	Attributable to:
(In Millions)
$6.9	2.4% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for water
(6.7)	8.5% decrease in bottler sales volume primarily due to a decrease in sales of sparkling beverages offset partially by an increase in sales of tea products
2.1	Increase in delivery fees from certain customers
2.0	5.5% increase in sales price per unit of postmix primarily due to higher sales price for sparkling beverages
1.6	2.2% increase in sales price per unit of bottler sales primarily due to higher overall sales prices
2.3	Other

$8.2	Total increase in net sales

In Q2 2007 and YTD 2007, the Company’s bottle/can sales to retail customers accounted for 83.4% and 83.1%, respectively, of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per unit can increase without an actual increase in wholesale pricing. The Company’s bottle/can net pricing per unit in Q2 2007 and YTD 2007 increased compared to Q2 2006 and YTD 2006 primarily due to higher prices for sparkling beverages offset by a decrease in net pricing of bottled water in the supermarket channel. The decrease in sparkling beverages volume reflects the impact of higher prices and weak performance of sugar sparkling beverages.

Product category sales volume in Q2 2007 and Q2 2006 and YTD 2007 and YTD 2006 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2007	Q2 2006	% Increase (Decrease)
Sparkling beverages (including energy products)	84.9%	86.4%	(4.2)
Still beverages	15.1%	13.6%	8.6

Total bottle/can sales volume	100.0%	100.0%	(2.5)

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2007	YTD 2006	% Increase (Decrease)
Sparkling beverages (including energy products)	85.2%	87.1%	(3.0)
Still beverages	14.8%	12.9%	13.9

Total bottle/can sales volume	100.0%	100.0%	(.8)

Product innovation will continue to be an important factor impacting the Company’s overall bottle/can revenue in the future. Beginning in the first quarter of 2007 (“Q1 2007”), the Company began distribution of Enviga and Gold Peak, new tea products from The Coca-Cola Company, and distribution of two of its own products, Respect and Tum-E Yummies. Respect is an all-natural vitamin enhanced beverage, while Tum-E Yummies is a flavored noncarbonated drink. Beginning in Q2 2007, the Company began distribution of Diet Coke Plus, a vitamin enhanced cola, and Dasani Plus, an enhanced water beverage, two new products from The Coca-Cola Company, and distribution of BooKoo energy products and the Company’s own energy product.
The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2007, approximately 68% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 18% of the Company’s total bottle/can volume during YTD 2007. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume in YTD 2007. All of the Company’s beverage sales are to customers in the United States.
The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The Company initiated this delivery fee in October 2005. The delivery fee is recorded in net sales and was $3.4 million and $1.3 million in YTD 2007 and YTD 2006, respectively.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 1.0%, or $2.2 million, to $221.2 million in Q2 2007 compared to $218.9 million in Q2 2006. Cost of sales increased $1.1 million, or .3% to $407.2 million in YTD 2007 compared to $406.1 million in YTD 2006.
The increases in cost of sales were principally attributable to the following:

Q2 2007	Attributable to:
(In Millions)
$12.6	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
(3.7)	Increase in marketing funding received primarily from The Coca-Cola Company
(2.8)	Decrease in bottle/can volume primarily due to a decrease in sales of sugar sparkling beverages partially offset by an increase in sales of water and tea products
(2.8)	Decrease in bottler sales volume primarily due to a decrease in sales of sparkling beverages offset partially by an increase in sales of tea products
(1.6)	Decrease in manufacturing overhead costs
.5	Other

$2.2	Total increase in cost of sales

YTD 2007	Attributable to:
(In Millions)
$20.0	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
(6.5)	Decrease in bottler sales volume primarily due to a decrease in sales of sparkling beverages offset partially by an increase in sales of tea products
(6.4)	Increase in marketing funding received primarily from The Coca-Cola Company
(5.8)	Decrease in manufacturing overhead costs
(.2)	Other

$1.1	Total increase in cost of sales

Beginning in Q1 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. The Company anticipates the cost of aluminum cans will increase by 17% to 20% during 2007. High fructose corn syrup costs are also expected to increase significantly during 2007 as a result of increasing demand for corn products around the world such as for ethanol production. The Company anticipates the costs of high fructose corn syrup will increase by 25% to 35% during 2007. The combined impact of increasing costs for aluminum cans and high fructose corn syrup is anticipated to continue increasing cost of sales during 2007.
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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $23.6 million for YTD 2007 compared to $17.2 million for YTD 2006 and was recorded as a reduction in cost of sales.
Gross Margin
Gross margin increased $1.6 million, or 1.0%, to $169.3 million in Q2 2007 from $167.7 million in Q2 2006. Gross margin as a percentage of net sales remained constant at 43.4% in both Q2 2007 and Q2 2006. Gross margin increased $7.1 million, or 2.3%, to $320.8 million in YTD 2007 compared to $313.7 million in YTD 2006. Gross margin as a percentage of net sales increased to 44.1% in YTD 2007 from 43.6% in YTD 2006.
The increases in gross margin were primarily the result of the following:

Q2 2007	Attributable to:
(In Millions)
$(12.6)	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
7.0	4.1% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for water
3.7	Increase in marketing funding received primarily from The Coca-Cola Company
(3.4)	2.5% decrease in bottle/can volume primarily due to a decrease in sales of sugar sparkling beverages partially offset by an increase in sales of water and tea products
1.6	Decrease in manufacturing overhead costs
1.0	Increase in delivery fees from certain customers
1.0	5.3% increase in sales price per unit of postmix primarily due to higher sales prices for sparkling beverages
3.3	Other

$1.6	Total increase in gross margin

YTD 2007	Attributable to:
(In Millions)
$(20.0)	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
6.9	2.4% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for water
6.4	Increase in marketing funding received primarily from The Coca-Cola Company
5.8	Decrease in manufacturing overhead costs
2.1	Increase in delivery fees from certain customers
2.0	5.5% increase in sales per unit of postmix primarily due to higher sales prices for sparkling beverages
1.6	2.2% increase in sales price per unit of bottler sales primarily due to higher overall sales prices
2.3	Other

$7.1	Total increase in gross margin

The Company’s gross margin percentage without bottler sales, which have lower margins than the Company’s bottle/can sales to retail customers, was 47.7% in Q2 2007 compared to 48.2% in Q2 2006 and 48.5% in YTD 2007 compared to 48.6% in YTD 2006. The decreases in gross margin percentage were primarily due to higher raw material costs partially offset by higher bottle/can sales price per unit, increases in marketing funding from The Coca-Cola Company and reduced manufacturing overhead costs.

The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.
S,D&A Expenses
S,D&A expenses include the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink dispensing equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs.
S,D&A expenses decreased by $1.6 million, or 1.2%, to $136.7 million in Q2 2007 from $138.3 million in Q2 2006. S,D&A expenses decreased by $2.5 million, or .9%, to $267.5 million in YTD 2007 from $270.0 million in YTD 2006.
The decreases in S,D&A expenses were primarily due to the following:

Q2 2007	Attributable to:
(In Millions)
$(1.7)	Decrease in employee benefit costs primarily due to the amendment of the principal Company-sponsored pension plan, net of increases in the Company’s 401(k) Savings Plan contributions
1.8	Increase in employee related expenses primarily related to wage increases
(1.6)	Gain on sale of aviation equipment
(0.9)	Decrease in property and casualty claims and insurance costs
0.9	Loss on disposal of property, plant and equipment
0.3	Restructuring costs related to the simplification of the Company’s operating management structure and reduction in work force in order to improve operating efficiencies
(0.4)	Other

$(1.6)	Total decrease in S,D&A expenses

YTD 2007	Attributable to:
(In Millions)
$(3.1)	Decrease in employee benefit costs primarily due to the amendment of the principal Company-sponsored pension plan, net of increases in the Company’s 401(k) Savings Plan contributions
2.9	Increase in employee related expenses primarily related to wage increases
2.4	Restructuring costs related to the simplification of the Company’s operating management structure and reduction in work force in order to improve operating efficiencies
(1.8)	Decrease in property and casualty claims and insurance costs
(1.6)	Gain on sale of aviation equipment
1.1	Loss on disposal of property, plant and equipment
(1.0)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
(1.4)	Other

$(2.5)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $94.6 million and $97.7 million in YTD 2007 and YTD 2006, respectively.
On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consist primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. The Company incurred $.3 million and $2.4 million in restructuring expenses in Q2 2007 and YTD 2007, respectively. The Company anticipates that total restructuring expenses will be in the range of $2.5 million to $3.5 million and that all of the cash expenditures will occur prior to 2007 fiscal year end.
In February 2006, the Company announced an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. Net periodic pension expense decreased to less than $.1 million in Q2 2007 from $3.7 million in Q2 2006 and to $.1 million in YTD 2007 from $7.2 million in YTD 2006. The Company also announced in February 2006 plans to enhance its 401(k) Savings Plan for eligible employees beginning in the first quarter of 2007. The Company’s expense related to its 401(k) Savings Plan increased to $2.1 million in Q2 2007 from $1.3 million in Q2 2006 and $4.1 million in YTD 2007 from $2.4 million in YTD 2006.
Amortization of Intangibles
Amortization of intangibles expense for Q2 2007 and YTD 2007 was flat compared to Q2 2006 and YTD 2006.
Interest Expense
Interest expense decreased 4.3%, or $.5 million, in Q2 2007 compared to Q2 2006 and decreased 2.2%, or $.6 million, in YTD 2007 compared to YTD 2006. The decrease in Q2 2007 and YTD 2007 was primarily due to an increase in interest earned on short term investments. The overall weighted average interest rate was 6.6% for both YTD 2007 and YTD 2006. Interest earned on short-term cash investments in Q2 2007 and YTD 2007 was $.7 million and $1.4 million, respectively, compared to $.1 million and $.3 million in Q2 2006 and YTD 2006, respectively. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Minority Interest
The Company recorded minority interest of $1.9 million in YTD 2007 compared to $1.7 million in YTD 2006 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in YTD 2007 was due to improved operating results at Piedmont.
Income Taxes
The Company’s effective income tax rate for YTD 2007 was 38.8% compared to 41.6% in YTD 2006. The lower effective tax rate in YTD 2007 resulted primarily from an increased manufacturing deduction benefit in 2007 compared to 2006. The manufacturing deduction was enacted as part of the American Jobs Creation Act of 2004, which provides a tax deduction for qualified production activities. The allowed manufacturing deduction increased to 6% in 2007 from 3% in 2006. The Company’s income tax rate for the remainder of 2007 is dependent upon results of operations and may change if the results for 2007 are different from current expectations.

In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FSP FIN 48-1. FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 were effective as of January 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information related to the implementation of FIN 48 and FSP FIN 48-1.
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
Net Income and Net Income per Share
The Company reported net income for Q2 2007 and YTD 2007 of $11.7 million and $16.3 million, or $1.28 and $1.79 basic net income per share for both Common Stock and Class B Common Stock, compared with net income for Q2 2006 and YTD 2006 of $8.9 million and $9.7 million, or $.98 and $1.07 basic net income per share for both Common Stock and Class B Common Stock. The changes in net income and net income per share were the result of the net effect of changes in gross margin, S,D&A expenses, amortization of intangibles, interest expense, minority interest and income taxes as previously described.
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
Financial Condition
Total assets increased to $1.4 billion at July 1, 2007 from $1.36 billion at December 31, 2006 primarily due to an increase in accounts receivable partially offset by a decrease in property, plant and equipment, net. The decrease in property, plant and equipment, net was primarily due to lower levels of capital spending over the last several years.
Net working capital, defined as current assets less current liabilities, increased by $36.3 million at July 1, 2007 from December 31, 2006 and decreased by $52.2 million at July 1, 2007 from July 2, 2006.

Significant changes in net working capital from December 31, 2006 were as follows:
•	An increase in cash and cash equivalents of $9.3 million primarily due to cash flows from operating activities.
•	An increase in accounts receivable, trade of $18.7 million primarily due to higher sales in June 2007 compared to December 2006.
•	An increase in accounts receivable from The Coca-Cola Company of $17.7 million primarily due to higher marketing funding support and the timing of payments.
•	An increase in accounts payable to The Coca-Cola Company of $14.2 million primarily due to the timing of payments.
•	A decrease in accrued compensation of $4.1 million due to the payment of bonuses in March 2007.
•	An increase in other accrued liabilities of $6.8 million primarily due to an increase in income taxes payable and the timing of payments.
Significant changes in net working capital from July 2, 2006 were as follows:
•	An increase in cash and cash equivalents of $40.2 million primarily due to cash flows from operating activities.
•	An increase in accounts receivable, trade of $3.2 million primarily due to higher sales in June 2007 compared to June 2006.
•	An increase in accounts receivable from The Coca-Cola Company of $12.0 million primarily due to higher marketing funding support and the timing of payments.
•	An increase in the current portion of debt of $100 million primarily due to the reclassification from long-term to current of $100 million in debentures which matures in November 2007.
•	An increase in other accrued liabilities of $5.9 million primarily due to an increase in income taxes payable.
Debt and capital lease obligations were $772.9 million as of July 1, 2007 compared to $769.0 million as of December 31, 2006 and $769.8 million as of July 2, 2006. Debt and capital lease obligations as of July 1, 2007 included $81.5 million of capital lease obligations related primarily to Company facilities.
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
As of July 1, 2007, the Company had $200 million available under its revolving credit facility to meet its cash requirements. Also, the Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at July 1, 2007, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks.
The Company anticipates using its cash on hand and availability under its revolving credit facility to satisfy the $100 million maturity of debentures in November 2007.

The Company has obtained all of its long-term financing, other than capital leases, from public markets. As of July 1, 2007, $691.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $772.9 million was financed through publicly offered debt. The Company had capital lease obligations of $81.5 million as of July 1, 2007. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, income tax payments and dividends.
A summary of cash activity for YTD 2007 and YTD 2006 follows:

	First Half
In Millions	2007	2006

Cash Sources
Cash provided by operating activities (excluding income tax payments)	$37.2	$41.5
Other	6.9	.8

Total cash sources	$44.1	$42.3

Cash Uses
Capital expenditures	$19.0	$29.8
Investment in plastic bottle manufacturing cooperative	1.6	.6
Payment of debt and capital lease obligations	1.2	7.4
Dividends	4.6	4.6
Income tax payments	8.0	8.3
Other	.4	.2

Total cash uses	$34.8	$50.9

Increase (decrease) in cash	$9.3	$(8.6)

Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be in the range of $15 million to $20 million in 2007 as compared to $17.2 million in 2006. Income tax payments in YTD 2006 included $5.0 million related to the settlement of a state tax audit, which was paid in the first quarter of 2006.
Investing Activities
Additions to property, plant and equipment during YTD 2007 were $19.0 million compared to $29.8 million during YTD 2006. Capital expenditures during YTD 2007 were funded with cash flows from operations and cash on hand. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

The Company anticipates additions to property, plant and equipment in 2007 will be in the range of $45 million to $52 million and plans to fund such additions through cash flows from operations, its available lines of credit and cash on hand. Additions to property, plant and equipment during 2006 were $63.2 million.
Financing Activities
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. There were no amounts outstanding under the credit facilities at July 1, 2007, December 31, 2006 and July 2, 2006.
The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at July 1, 2007, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. There were no amounts outstanding under the lines of credit at July 1, 2007, December 31, 2006 and July 2, 2006.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.
At July 1, 2007, the Company’s credit ratings were as follows:

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

The Company’s only share based compensation is the restricted stock award to Mr. Harrison, III. The award provides the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved for each year. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for 2007, were set in Q1 2007 and the Company recorded the 20,000 share award at the grant-date price of $58.53 per share. Total stock compensation expense will be approximately $1.2 million over the one-year service period of which $.6 million was recognized in YTD 2007. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives, which are variable interest entities. The Company has guaranteed $47.3 million of debt and related lease obligations for these cooperatives as of July 1, 2007. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantees. As of July 1, 2007, the Company’s maximum exposure, if the cooperatives borrowed up to their borrowing capacity, would have been $66.2 million including the Company’s equity interest. The Company has determined it is not the primary beneficiary of either of the cooperatives. See Note 14 of the consolidated financial statements for additional information about these cooperatives.
Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of July 1, 2007:

	Payments Due by Period
		July 2007-	July 2008-	July 2010-	After
In Thousands	Total	June 2008	June 2010	June 2012	June 2012

Contractual obligations:
Total debt, net of interest	$691,450	$100,000	$176,693	$—	$414,757
Capital lease obligations, net of interest	81,453	2,517	5,565	6,363	67,008
Estimated interest on long-term debt and capital lease obligations (1)	312,108	39,725	66,207	55,427	150,749
Purchase obligations (2)	630,335	91,093	185,568	187,978	165,696
Other long-term liabilities (3)	92,692	5,551	10,723	10,063	66,355
Operating leases	18,061	3,385	4,768	2,575	7,333
Long-term contractual arrangements (4)	25,485	7,158	10,751	5,066	2,510
Interest rate swap agreements (1)	7,323	3,099	2,768	1,144	312
Purchase orders (5)	34,853	34,853

Total contractual obligations	$1,893,760	$287,381	$463,043	$268,616	$874,720

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)
Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative, and other purchase commitments.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $13.1 million of unrecognized income tax benefits as of July 1, 2007 (included in other long-term liabilities in the above table) pursuant to FIN 48, of which $7.9 million would affect the Company’s effective tax rate if recognized. The Company does not anticipate any material impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain. See Note 15 of the consolidated financial statements for additional information related to the Company’s adoption of FIN 48.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
The Company has $21.3 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of July 1, 2007. See Note 14 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.8 million during both YTD 2007 and YTD 2006.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.7% as of July 1, 2007 compared to 6.9% as of December 31, 2006 and 6.7% as of July 2, 2006. Approximately 48% of the Company’s debt and capital lease obligations of $772.9 million as of July 1, 2007 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of July 1, 2007, interest expense for the next twelve months would increase by approximately $3.7 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of July 1, 2007, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.
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

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of July 1, 2007;

•	the Company’s belief that there will be no contribution to the principal Company-sponsored pension plan in 2007;

•	anticipated cash payments for income taxes will be in the range of approximately $15 million to $20 million in 2007;

•	anticipated additions to property, plant and equipment in 2007 will be in the range of $45 million to $52 million;

•	the Company’s belief that demand for sugar sparkling beverages will continue to decline;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s key priorities which are revenue management, innovation, distribution cost management and productivity;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.7 million in 2007;

•
the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet products, sports drinks, bottled water, tea and energy products, the introduction of new products and the pricing of brands and packages within channels;

•	the Company’s belief that total restructuring expense will be in the range of $2.5 million to $3.5 million and that all of the cash expenditures will occur prior to 2007 fiscal year end;

•	the Company’s beliefs that the growth prospects of Company-owned or licensed brands appear very promising and the cost of developing, marketing and distributing these brands will be significant;

•
the Company’s belief that the implementation of its new pre-sell delivery system will continue over the next several years and should generate significant savings and more efficient delivery of a greater number of products;

•	the Company’s belief there will not be any material impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain;

•	the Company’s anticipated use of cash and the availability under its revolving credit facility to satisfy the $100 million maturity of debentures in November 2007;

•	the Company’s belief that the cost of aluminum cans will increase by 17% to 20% during 2007;

•	the Company’s belief that the cost of high fructose corn syrup will increase by 25% to 35% during 2007; and

•	the Company’s belief that the impact of increasing costs for aluminum cans and high fructose corn syrup is anticipated to continue increasing cost of sales during 2007.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Raw Material and Commodity Price Risk
Beginning in 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. The Company anticipates the cost of aluminum cans will increase from 17% to 20% during 2007. High fructose corn syrup costs are also expected to increase significantly during 2007 as a result of increasing demand for corn products around the world such as for ethanol production. The Company anticipates the cost of high fructose corn syrup will increase from 25% to 35% during 2007. The combined impact of increasing costs for aluminum cans and high fructose corn syrup is anticipated to continue increasing cost of sales during 2007. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of the Company’s stockholders was held on April 27, 2007. The following proposals were voted upon and approved by the stockholders at the meeting:
(a)	The election of eleven directors, each for a term of one year or until their successors have been elected and qualified.

Director Name	For	Withheld

J. Frank Harrison, III	53,916,671	1,271,088
H. W. McKay Belk	55,009,386	178,373
Sharon A. Decker	55,042,003	145,756
William B. Elmore	53,896,894	1,290,865
Henry W. Flint	55,041,648	146,110
James E. Harris	55,041,942	145,817
Deborah S. Harrison	55,041,218	146,451
Ned R. McWherter	55,039,880	147,879
John W. Murrey, III	55,041,726	146,033
Carl Ware	55,041,875	145,884
Dennis A. Wicker	55,009,309	178,450
(b)	The approval of the Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan:

For	Against	Abstentions

53,915,138	234,793	30,667
(c)	The approval of the Coca-Cola Bottling Co. Consolidated Long-Term Performance Plan:

For	Against	Abstentions

54,034,403	117,002	29,194
(d)	The approval of an amendment to the Chief Executive Officer’s Restricted Stock Award:

For	Against	Abstentions

53,913,295	257,183	10,118

Item 6. Exhibits.

Exhibit
Number	Description

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

10.1	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, incorporated herein by reference to Appendix B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

10.2	Coca-Cola Bottling Co. Consolidated Long-Term Performance Plan, incorporated herein by reference to Appendix C to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

10.3	Amendment to Restricted Stock Award Agreement, incorporated herein by reference to Appendix D to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: August 9, 2007	By:	/s/ Steven D. Westphal
Steven D. Westphal
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer