Form 10-Q
period 2007-09-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2007-11-08
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File Number 0-9286
COCA-COLA BOTTLING CO. CONSOLIDATED
(Exact name of registrant as specified in its charter)

Delaware	56-0950585

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, $1.00 Par Value	6,643,677
Class B Common Stock, $1.00 Par Value	2,479,652

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
Item l. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Net sales	$367,360	$370,626	$1,095,359	$1,090,429
Cost of sales	212,148	213,237	619,366	619,325

Gross margin	155,212	157,389	475,993	471,104
Selling, delivery and administrative expenses	134,861	135,421	402,376	405,459
Amortization of intangibles	111	136	334	426

Income from operations	20,240	21,832	73,283	65,219

Interest expense	12,135	12,745	36,647	37,808
Minority interest	110	841	1,960	2,546

Income before income taxes	7,995	8,246	34,676	24,865
Income taxes	2,722	3,305	13,061	10,222

Net income	$5,273	$4,941	$21,615	$14,643

Basic net income per share:
Common Stock	$.58	$.54	$2.37	$1.61

Weighted average number of Common Stock shares outstanding	6,644	6,643	6,644	6,643

Class B Common Stock	$.58	$.54	$2.37	$1.61

Weighted average number of Class B Common Stock shares outstanding	2,480	2,460	2,480	2,460

Diluted net income per share:
Common Stock	$.58	$.54	$2.36	$1.61

Weighted average number of Common Stock shares outstanding — assuming dilution	9,144	9,123	9,140	9,120

Class B Common Stock	$.58	$.54	$2.36	$1.60

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,500	2,480	2,496	2,476

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	Sept. 30,	Dec. 31,	Oct. 1,
	2007	2006	2006
ASSETS

Current Assets:
Cash and cash equivalents	$88,400	$61,823	$57,420
Accounts receivable, trade, less allowance for doubtful accounts of $1,056, $1,334 and $1,373, respectively	96,914	91,299	90,749
Accounts receivable from The Coca-Cola Company	19,768	4,915	8,322
Accounts receivable, other	10,128	8,565	8,731
Inventories	62,822	67,055	56,799
Prepaid expenses and other current assets	16,000	13,485	14,627

Total current assets	294,032	247,142	236,648

Property, plant and equipment, net	359,391	384,464	389,856
Leased property under capital leases, net	71,896	69,851	70,681
Other assets	34,670	35,542	36,791
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,413	4,747	4,871

Total	$1,387,123	$1,364,467	$1,361,568

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	Sept. 30,	Dec. 31,	Oct. 1,
	2007	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$100,000	$100,000	$—
Current portion of obligations under capital leases	2,559	2,435	1,583
Accounts payable, trade	38,445	44,050	34,994
Accounts payable to The Coca-Cola Company	21,896	21,748	22,863
Other accrued liabilities	53,993	51,030	59,087
Accrued compensation	16,652	19,671	14,781
Accrued interest payable	18,760	10,008	18,537

Total current liabilities	252,305	248,942	151,845
Deferred income taxes	152,392	162,694	158,529
Pension and postretirement benefit obligations	57,064	57,757	65,161
Other liabilities	97,175	88,598	90,393
Obligations under capital leases	78,280	75,071	76,328
Long-term debt	591,450	591,450	691,450

Total liabilities	1,228,666	1,224,512	1,233,706

Commitments and Contingencies (Note 14)

Minority interest	47,963	46,002	45,330

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares; Issued – 9,706,051, 9,705,551 and 9,705,551 shares, respectively	9,706	9,705	9,705
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares; Issued – 3,107,766, 3,088,266 and 3,088,266 shares, respectively	3,107	3,088	3,088
Capital in excess of par value	102,003	101,145	100,913
Retained earnings	83,267	68,495	62,171
Accumulated other comprehensive loss	(26,335)	(27,226)	(32,091)

	171,748	155,207	143,786
Less: Treasury stock, at cost
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total stockholders’ equity	110,494	93,953	82,532

Total	$1,387,123	$1,364,467	$1,361,568

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other
	Common	Common	Excess of	Retained	Comprehensive	Treasury
	Stock	Stock	Par Value	Earnings	Loss	Stock	Total
Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134
Comprehensive income:
Net income				14,643			14,643
Net change in minimum pension liability adjustment, net of tax					(1,975)		(1,975)

Total comprehensive income							12,668
Cash dividends paid
Common ($.75 per share)				(4,982)			(4,982)
Class B Common ($.75 per share)				(1,845)			(1,845)
Issuance of 20,000 shares of Class B Common Stock		20	840				860
Stock compensation expense			697				697

Balance on October 1, 2006	$9,705	$3,088	$100,913	$62,171	$(32,091)	$(61,254)	$82,532

Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953
Comprehensive income:
Net income				21,615			21,615
Foreign currency translation adjustments, net of tax					15		15
Pension and postretirement benefit adjustments, net of tax					876		876

Total comprehensive income							22,506
Cash dividends paid
Common ($.75 per share)				(4,983)			(4,983)
Class B Common ($.75 per share)				(1,860)			(1,860)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			878				878
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on September 30, 2007	$9,706	$3,107	$102,003	$83,267	$(26,335)	$(61,254)	$110,494

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Nine Months
	2007	2006
Cash Flows from Operating Activities
Net income	$21,615	$14,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50,793	50,371
Amortization of intangibles	334	426
Deferred income taxes	5,092	2,061
Losses on disposal of property, plant and equipment	298	1,327
Amortization of debt costs	2,051	1,986
Amortization of deferred gain related to terminated interest rate agreements	(1,273)	(1,266)
Stock compensation expense	878	697
Minority interest	1,960	2,546
(Increase) decrease in current assets less current liabilities	(9,154)	13,168
Decrease in other noncurrent assets	1,499	2,102
Decrease in other noncurrent liabilities	(13,330)	(4,011)
Other	15	—

Total adjustments	39,163	69,407

Net cash provided by operating activities	60,778	84,050

Cash Flows from Investing Activities
Additions to property, plant and equipment	(30,603)	(50,742)
Proceeds from the sale of property, plant and equipment	7,684	950
Investment in plastic bottle manufacturing cooperative	(2,256)	(1,515)
Other	—	(243)

Net cash used in investing activities	(25,175)	(51,550)

Cash Flows from Financing Activities
Payment of current portion of long-term debt	—	(39)
Payment of lines of credit, net	—	(6,500)
Cash dividends paid	(6,843)	(6,827)
Principal payments on capital lease obligations	(1,811)	(1,291)
Other	(372)	(31)

Net cash used in financing activities	(9,026)	(14,688)

Net increase in cash	26,577	17,812
Cash at beginning of period	61,823	39,608

Cash at end of period	$88,400	$57,420

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$929	$860
Capital lease obligations incurred	5,144	—
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
2. Seasonality of Business
Operating results for the third quarter of 2007 (“Q3 2007”) and the first nine months of 2007 (“YTD 2007”) are not indicative of results that may be expected for the fiscal year ending December 30, 2007 because of business seasonality. Business seasonality results primarily from higher sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.
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
Minority interest as of September 30, 2007, December 31, 2006 and October 1, 2006 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
Inventories were summarized as follows:

	Sept. 30,	Dec. 31,	Oct. 1,
In Thousands	2007	2006	2006

Finished products	$37,340	$32,934	$32,884
Manufacturing materials	8,150	19,333	7,397
Plastic shells, pallets and other inventories	17,332	14,788	16,518

Total inventories	$62,822	$67,055	$56,799

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Sept. 30,	Dec. 31,	Oct. 1,	Estimated
In Thousands	2007	2006	2006	Useful Lives

Land	$12,280	$12,455	$12,495
Buildings	110,454	110,444	110,586	10-50 years
Machinery and equipment	103,400	100,519	99,980	5-20 years
Transportation equipment	176,966	184,861	185,324	4-13 years
Furniture and fixtures	40,363	39,184	40,135	4-10 years
Cold drink dispensing equipment	325,685	331,174	340,617	6-13 years
Leasehold and land improvements	59,047	57,837	57,871	5-20 years
Software for internal use	49,608	36,665	34,778	3-10 years
Construction in progress	3,524	13,464	12,076

Total property, plant and equipment, at cost	881,327	886,603	893,862
Less: Accumulated depreciation and amortization	521,936	502,139	504,006

Property, plant and equipment, net	$359,391	$384,464	$389,856

Depreciation and amortization expense was $50.8 million in YTD 2007 and $50.4 million in the first nine months of 2006 (“YTD 2006”). These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	Sept. 30,	Dec. 31,	Oct. 1,	Estimated
In Thousands	2007	2006	2006	Useful Lives

Leased property under capital leases	$88,619	$83,475	$84,035	3-29 years
Less: Accumulated amortization	16,723	13,624	13,354

Leased property under capital leases, net	$71,896	$69,851	$70,681

As of September 30, 2007, real estate represented all of the leased property under capital leases and $65.8 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
7. Franchise Rights and Goodwill
There was no change in franchise rights and goodwill in the periods presented.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	Sept. 30,	Dec. 31,	Oct. 1,	Estimated
In Thousands	2007	2006	2006	Useful Lives

Other identifiable intangible assets	$6,599	$6,599	$8,374	1-18 years
Less: Accumulated amortization	2,186	1,852	3,503

Other identifiable intangible assets, net	$4,413	$4,747	$4,871

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	Sept. 30,	Dec. 31,	Oct. 1,
In Thousands	2007	2006	2006

Accrued marketing costs	$6,798	$6,659	$7,745
Accrued insurance costs	13,392	12,495	12,596
Accrued taxes (other than income taxes)	2,822	2,068	3,029
Accrued income taxes	3,086	1,558	3,132
Employee benefit plan accruals	8,429	8,427	8,872
Checks and transfers yet to be presented for payment from zero balance cash account	9,958	10,199	15,312
All other accrued liabilities	9,508	9,624	8,401

Total other accrued liabilities	$53,993	$51,030	$59,087

10. Debt
Debt was summarized as follows:

		Interest	Interest	Sept. 30,	Dec. 31,	Oct. 1,
In Thousands	Maturity	Rate	Paid	2007	2006	2006

Debentures	2007	6.85%	Semi-annually	$100,000	$100,000	$100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757

				691,450	691,450	691,450
Less: Current portion of debt				100,000	100,000	—

Long-term debt				$591,450	$591,450	$691,450

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On September 30, 2007, the Company had no outstanding borrowings on the $200 million facility.
The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at September 30, 2007, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. On September 30, 2007, the Company had no outstanding borrowings on the lines of credit.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 6.7%, 6.9% and 6.8% for its debt and capital lease obligations as of September 30, 2007, December 31, 2006 and October 1, 2006, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.7% for YTD 2007 compared to 6.6% for YTD 2006. As of September 30, 2007, approximately 48% of the Company’s debt and capital lease obligations of $772.3 million was subject to changes in short-term interest rates.
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
Derivative financial instruments were summarized as follows:

	September 30, 2007		December 31, 2006		October 1, 2006
	Notional	Remaining	Notional	Remaining	Notional	Remaining
In Thousands	Amount	Term	Amount	Term	Amount	Term

Interest rate swap agreement - floating	$25,000	0.17 years	$25,000	0.92 years	$25,000	1.17 years
Interest rate swap agreement - floating	25,000	0.17 years	25,000	0.92 years	25,000	1.17 years
Interest rate swap agreement - floating	50,000	1.67 years	50,000	2.42 years	50,000	2.67 years
Interest rate swap agreement - floating	50,000	0.17 years	50,000	0.92 years	50,000	1.17 years
Interest rate swap agreement - floating	50,000	1.83 years	50,000	2.58 years	50,000	2.83 years
Interest rate swap agreement - floating	50,000	5.17 years	50,000	5.92 years	50,000	6.17 years
Interest rate swap agreement - floating	25,000	1.58 years
Interest rate swap agreement - floating	25,000	7.50 years
Interest rate swap agreement - floating	25,000	5.17 years
The Company had nine interest rate swap agreements as of September 30, 2007 with varying terms that effectively converted $325 million of the Company’s fixed rate debt to floating rate debt. All of the interest rate swap agreements have been accounted for as fair value hedges.
The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company uses several different financial institutions for interest rate derivative contracts to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these counterparties. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of the derivative transactions.
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
The carrying amounts and fair values of the Company’s debt, derivative financial instruments and letters of credit were as follows:

	Sept. 30, 2007		Dec. 31, 2006		Oct. 1, 2006
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$691,450	$676,324	$691,450	$679,991	$691,450	$682,132
Interest rate swap agreements	2,353	2,353	6,950	6,950	7,608	7,608
Fuel hedging agreements	—	(154)	—	—	—	—
Letters of credit	—	21,271	—	22,068	—	20,927
The fair values of the interest rate swap agreements at September 30, 2007, December 31, 2006 and October 1, 2006 represent the estimated amounts the Company would have paid upon termination of these agreements, which are the current settlement values. The fair value of the fuel hedging agreements at September 30, 2007 represents the estimated amount the Company would have received upon termination of these agreements, which are the current settlement values.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
13. Other Liabilities
Other liabilities were summarized as follows:

	Sept. 30,	Dec. 31,	Oct. 1,
In Thousands	2007	2006	2006

Accruals for executive benefit plans	$74,462	$69,547	$68,134
Other	22,713	19,051	22,259

Total other liabilities	$97,175	$88,598	$90,393

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $43.0 million, $42.9 million and $41.4 million as of September 30, 2007, December 31, 2006 and October 1, 2006, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse exists that would enable the Company to recover amounts guaranteed. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments under these agreements. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.
The Company has identified SAC and Southeastern as variable interest entities and has determined it is not the primary beneficiary of either of the cooperatives. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantee of certain indebtedness. As of September 30, 2007, SAC had total assets of $42.6 million and total debt of $20.6 million. SAC had total revenue for YTD 2007 of $144.2 million. As of September 30, 2007, Southeastern had total assets of $383.5 million and total debt of $269.1 million. Southeastern had total revenue for YTD 2007 of $422.7 million.
In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on September 30, 2007 would have been $55.4 million and the Company’s maximum total exposure, including its equity investment, would have been $34.2 million for SAC and $31.5 million for Southeastern.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 30, 2007, these letters of credit totaled $21.3 million.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of September 30, 2007 amounted to $23.4 million and expire at various dates through 2016.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company’s effective income tax rate for YTD 2007 and YTD 2006 was 37.7% and 41.1%, respectively.
The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2007	2006

Statutory expense	$12,137	$8,703
State income taxes, net of federal benefit	1,510	1,139
Manufacturing deduction benefit	(1,141)	(448)
Meals and entertainment	440	534
Other, net	115	294

Income tax expense	$13,061	$10,222

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective as of January 1, 2007. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $13.0 million of unrecognized tax benefits, of which $7.6 million would affect the Company’s effective tax rate if recognized. As of September 30, 2007, the Company had $13.0 million of unrecognized tax benefits including accrued interest of which $7.8 million would effect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of January 1, 2007, the Company had approximately $1.6 million of accrued interest related to uncertain tax positions. As of September 30, 2007, the Company had approximately $2.0 million of accrued interest related to uncertain tax positions.
Various tax years from 1989 forward remain open due to loss carryforwards. The tax years 2004 through 2006 remain open to examination by taxing jurisdictions to which the Company is subject.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
16. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required because of a small subsidiary of the Company that performs data analysis and provides consulting services primarily in Europe. The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”), at the end of 2006.
A summary of accumulated other comprehensive loss is as follows:

	Dec. 31,	Pre-tax	Tax	Sept. 30,
In Thousands	2006	Activity	Effect	2007

Net pension activity:
Actuarial loss	$(24,673)	$1,868	$(735)	$(23,540)
Prior service costs	(31)	18	(7)	(20)
Net postretirement benefits activity:
Actuarial loss	(13,512)	916	(360)	(12,956)
Prior service costs	10,915	(1,339)	527	10,103
Transition asset	75	(19)	7	63
Foreign currency translation adjustment	—	22	(7)	15

Total	$(27,226)	$1,466	$(575)	$(26,335)

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
Pursuant to the Company’s Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2007 and YTD 2006, dividends of $.75 per share were declared and paid on both Common Stock and Class B Common Stock.
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
On May 12, 1999, the stockholders of the Company approved a restricted stock award program for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. Under the award program, the shares of restricted stock are granted at a rate of 20,000 shares per year over the ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The restricted stock award does not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment has vested and the shares are issued.
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
The Company’s only share based compensation is the restricted stock award to Mr. Harrison, III, as previously described. Each annual 20,000 share tranche granted has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period.
The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock awards, are approved by the Board of Directors in the first quarter of each year.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
A summary of restricted stock awards is as follows:

			Annual	Nine Month
	Shares	Grant-Date	Compensation	Compensation
Year	Awarded	Price	Expense	Expense

2006	20,000	$46.45	$929,000	$696,750
2007	20,000	58.53	1,170,600	877,950
In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.
The increase in the number of shares outstanding in YTD 2007 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award and the conversion of 500 shares from Class B Common Stock to Common Stock. The increase in the number of shares outstanding in YTD 2006 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award and the conversion of 100 shares of Class B Common Stock into 100 shares of Common Stock in the third quarter of 2006.
18. Benefit Plans
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
On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The plan amendment was accounted for as a plan “curtailment” under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended).” The curtailment resulted in a reduction of the Company’s projected benefit obligation which was offset against the Company’s unrecognized net loss. As a result of the curtailment, the impact on net income and on net pension expense prior to the effective date of June 30, 2006 was immaterial. Periodic pension expense was reduced beginning in the third quarter of 2006 and current service cost no longer accrues.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2007	2006	2007	2006

Service cost	$20	$19	$59	$5,367
Interest cost	2,634	2,512	7,902	7,866
Expected return on plan assets	(3,224)	(3,047)	(9,674)	(9,056)
Amortization of prior service cost	6	6	18	18
Recognized net actuarial loss	623	962	1,868	3,482

Net periodic pension cost	$59	$452	$173	$7,677

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
The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2007	2006	2007	2006

Service cost	$107	$83	$319	$249
Interest cost	552	557	1,657	1,671
Amortization of unrecognized transitional assets	(7)	(6)	(19)	(18)
Recognized net actuarial loss	306	339	916	1,017
Amortization of prior service cost	(447)	(446)	(1,339)	(1,338)

Net periodic postretirement benefit cost	$511	$527	$1,534	$1,581

401(k) Savings Plan
In conjunction with the change to the principal Company-sponsored pension plan discussed above, the Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company’s matching contribution under the 401(k) Savings Plan effective January 1, 2007. The amendment to the 401(k) Savings Plan provided for fully vested matching contributions equal to 100% of a participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation. Total costs for this benefit in YTD 2007 and YTD 2006 were $6.3 million and $3.6 million, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of September 30, 2007, The Coca-Cola Company had a 27.2% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.
In August 2007, the Company entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly-owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced beverages including vitaminwater, smartwater and vitaminenergy. The distribution agreement is effective November 1, 2007 for a period of ten years and, unless earlier terminated, will be automatically renewed for succeeding ten-year terms, subject to a one year non-renewal notification by the Company. In conjunction with the execution of the distribution agreement, the Company entered into an agreement with The Coca-Cola Company whereby the Company agreed not to introduce new third party brands or certain third party brand extensions in the United States through August 31, 2010 unless mutually agreed to by the Company and The Coca-Cola Company.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2007	2006

Payments by the Company for concentrate, syrup, sweetener and other purchases	$254.4	$262.2
Marketing funding support payments to the Company	28.4	17.9

Payments net of marketing funding support	$226.0	$244.3

Payments by the Company for customer marketing programs	$35.0	$35.6
Payments by the Company for cold drink equipment parts	4.2	4.8
Fountain delivery and equipment repair fees paid to the Company	4.7	6.8
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	3.2	4.8
Sales of finished products to The Coca-Cola Company	24.8	31.9

The Company has a production arrangement with Coca-Cola Enterprises, Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $31.9 million and $44.5 million in YTD 2007 and YTD 2006, respectively. Purchases from CCE under this arrangement were $10.4 million and $12.0 million in YTD 2007 and YTD 2006, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of September 30, 2007, CCE held 10.0% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 7.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement of the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services.
The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during YTD 2007 and YTD 2006 totaling $60.2 million and $59.5 million, respectively. The Company received $17.1 million and $16.6 million for management services pursuant to its management agreement with Piedmont for YTD 2007 and YTD 2006, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of September 30, 2007, the Company had loaned $78.8 million to Piedmont. The loan has a December 31, 2010 maturity date. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $5.6 million and $6.1 million in YTD 2007 and YTD 2006, respectively. All intercompany accounts and transactions between the Company and Piedmont have been eliminated.
The Company is a shareholder in two cooperatives from which it purchases substantially all its requirements for plastic bottles. Net purchases from these cooperatives were $51.9 million and $53.0 million in YTD 2007 and YTD 2006, respectively. In connection with its participation in one of these cooperatives, the Company has guaranteed a portion of the cooperative’s debt. Such guarantee amounted to $22.4 million as of September 30, 2007.
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $112.8 million and $103.2 million in YTD 2007 and YTD 2006, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.0 million and $1.1 million in YTD 2007 and YTD 2006, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $20.6 million as of September 30, 2007.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal balance outstanding under this capital lease as of September 30, 2007 was $38.6 million. Rental payments related to this lease were $3.2 million and $3.0 million in YTD 2007 and YTD 2006, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”), the Company’s headquarters office facility and an adjacent office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On December 18, 2006, the Company modified this lease agreement (effective January 1, 2007) with Beacon which expires in

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
December 2021. The modifications would not have changed the classification of the existing lease had it been in effect on March 1, 2004 when the lease was capitalized and did not extend the term of the lease. Accordingly, the present value of the leased property under capital lease and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the commencement date of the modified lease (January 1, 2007). The obligations under capital leases and leased property under capital leases were increased by $5.1 million on January 1, 2007. The principal balance outstanding as of September 30, 2007 was $34.7 million. Rental payments related to the lease were $2.7 million and $2.8 million in YTD 2007 and YTD 2006, respectively.
20. Net Sales by Product Category
Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2007	2006	2007	2006

Bottle/can sales:
Sparkling beverages (including energy products)	$255,804	$252,482	$760,359	$762,575
Still beverages	58,897	54,617	158,280	143,380

Total bottle/can sales	314,701	307,099	918,639	905,955

Other sales:
Sales to other Coca-Cola bottlers	27,804	39,463	101,774	118,546
Postmix and other	24,855	24,064	74,946	65,928

Total other sales	52,659	63,527	176,720	184,474

Total net sales	$367,360	$370,626	$1,095,359	$1,090,429

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2007	2006	2007	2006

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income	$5,273	$4,941	$21,615	$14,643
Less dividends:
Common Stock	1,661	1,661	4,983	4,982
Class B Common Stock	620	615	1,860	1,845

Total undistributed earnings	$2,992	$2,665	$14,772	$7,816

Common Stock undistributed earnings – basic	$2,179	$1,945	$10,757	$5,704
Class B Common Stock undistributed earnings – basic	813	720	4,015	2,112

Total undistributed earnings – basic	$2,992	$2,665	$14,772	$7,816

Common Stock undistributed earnings – diluted	$2,174	$1,941	$10,738	$5,694
Class B Common Stock undistributed earnings – diluted	818	724	4,034	2,122

Total undistributed earnings – diluted	$2,992	$2,665	$14,772	$7,816

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,661	$4,983	$4,982
Common Stock undistributed earnings – basic	2,179	1,945	10,757	5,704

Numerator for basic net income per Common Stock share	$3,840	$3,606	$15,740	$10,686

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$620	$615	$1,860	$1,845
Class B Common Stock undistributed earnings – basic	813	720	4,015	2,112

Numerator for basic net income per Class B Common Stock share	$1,433	$1,335	$5,875	$3,957

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2007	2006	2007	2006

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,661	$4,983	$4,982
Dividends on Class B Common Stock assumed converted to Common Stock	620	615	1,860	1,845
Common Stock undistributed earnings – diluted	2,992	2,665	14,772	7,816

Numerator for diluted net income per Common Stock share	$5,273	$4,941	$21,615	$14,643

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$620	$615	$1,860	$1,845
Class B Common Stock undistributed earnings – diluted	818	724	4,034	2,122

Numerator for diluted net income per Class B Common Stock share	$1,438	$1,339	$5,894	$3,967

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2007	2006	2007	2006

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	6,644	6,643	6,644	6,643
Class B Common Stock weighted average shares outstanding – basic	2,480	2,460	2,480	2,460

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,144	9,123	9,140	9,120
Class B Common Stock weighted average shares outstanding – diluted	2,500	2,480	2,496	2,476

Basic net income per share:
Common Stock	$.58	$.54	$2.37	$1.61

Class B Common Stock	$.58	$.54	$2.37	$1.61

Diluted net income per share:
Common Stock	$.58	$.54	$2.36	$1.61

Class B Common Stock	$.58	$.54	$2.36	$1.60

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
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2007, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 18% and 12% of the Company’s total bottle/can volume to retail customers during YTD 2007, respectively. Wal-Mart Stores, Inc. accounted for approximately 13% of the Company’s total net sales during YTD 2007.
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
Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining contract covering less than .5% of the Company’s employees will expire during the fourth quarter of 2007.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
In Thousands	2007	2006

Accounts receivable, trade, net	$(5,615)	$3,827
Accounts receivable from The Coca-Cola Company	(14,853)	(5,603)
Accounts receivable, other	(1,563)	(343)
Inventories	4,233	1,434
Prepaid expenses and other current assets	(2,564)	(5,863)
Accounts payable, trade	(5,605)	(339)
Accounts payable to The Coca-Cola Company	148	7,347
Other accrued liabilities	10,932	7,168
Accrued compensation	(3,019)	(3,328)
Accrued interest payable	8,752	8,868

(Increase) decrease in current assets less current liabilities	$(9,154)	$13,168

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
25. Restructuring Expenses
On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consist primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. During YTD 2007, the Company incurred $2.6 million in restructuring expenses, which are included in selling, delivery and administrative expenses. The Company anticipates the total restructuring expenses will be in the range of $2.6 million to $2.8 million and anticipates all of the cash expenditures will occur prior to 2007 fiscal year end.
The following summarizes restructuring activity for YTD 2007:

	Severance Pay	Relocation
In Thousands	and Benefits	and Other	Total

Balance at December 31, 2006	$—	$—	$—
Provision	1,607	988	2,595
Cash payments	1,607	988	2,595

Balance at September 30, 2007	$—	$—	$—

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

•
Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the third quarter of 2007 (“Q3 2007”) and the first nine months of 2007 (“YTD 2007”) and changes from the third quarter of 2006 (“Q3 2006”) and the first nine months of 2006 (“YTD 2006”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q3 2007 and YTD 2007 compared to Q3 2006 and YTD 2006.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q3 2007 compared to year-end 2006 and the end of Q3 2006 as presented in the consolidated financial statements.

•
Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.
The consolidated statements of operations for the quarters ended September 30, 2007 and October 1, 2006 and YTD 2007 and YTD 2006, the consolidated statements of cash flows for YTD 2007 and YTD 2006 and the consolidated balance sheets at September 30, 2007, December 31, 2006 and October 1, 2006 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.
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

The nonalcoholic beverage market is highly competitive. The Company’s competitors in this market include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last three years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by sales growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 83% of the Company’s YTD 2007 bottle/can net sales.
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
Operating results for Q3 2007 and YTD 2007 are not indicative of results that may be expected for the fiscal year ending December 30, 2007 because of business seasonality. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.
Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2007	2006	2007	2006

Bottle/can sales:
Sparkling beverages (including energy products)	$255,804	$252,482	$760,359	$762,575
Still beverages	58,897	54,617	158,280	143,380

Total bottle/can sales	314,701	307,099	918,639	905,955

Other sales:
Sales to other Coca-Cola bottlers	27,804	39,463	101,774	118,546
Postmix and other	24,855	24,064	74,946	65,928

Total other sales	52,659	63,527	176,720	184,474

Total net sales	$367,360	$370,626	$1,095,359	$1,090,429

Areas of Emphasis
Key priorities for the Company include revenue management, innovation and beverage portfolio expansion, distribution cost management and productivity.
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
Innovation and Beverage Portfolio Expansion
Sparkling beverages volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company introduced new products, which included Country Breeze tea, juice products from Fuze, a subsidiary of The Coca-Cola Company, and V8 juice products from Campbell’s, during Q3 2007. The Company also modified its energy product portfolio in Q3 2007 with the addition of NOS© products from Fuze.
In August 2007, the Company entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly-owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced beverages including vitaminwater, smartwater and vitaminenergy. The distribution agreement is effective November 1, 2007 for a period of ten years and, unless earlier terminated, will be automatically renewed for succeeding ten-year terms, subject to a one year non-renewal notification by the Company. In conjunction with the execution of the distribution agreement, the Company entered into an agreement with The Coca-Cola Company whereby the Company agreed not to introduce new third party brands or certain third party brand extensions in the United States through August 31, 2010 unless mutually agreed to by the Company and The Coca-Cola Company.
The Company has invested in its own brand portfolio with products such as Respect, a vitamin enhanced beverage, Tum-E Yummies, a noncarbonated flavored drink, Country Breeze tea, and its own energy drink, and has become the exclusive licensee of Cinnabon Premium Coffee Lattes in the United States. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional territory. While the growth prospects of Company-owned or exclusive licensed brands appear very promising, the costs of developing, marketing and distributing these brands is anticipated to be significant as well.
The Company has also fostered innovation as evidenced by the development of specialty packaging for customers, the conversion of a portion of the Company’s operations to the CooLift® delivery system, and the implementation in the second quarter of 2006 of a service module in our enterprise resource planning software platform (SAP) for the automation, scheduling, installation, delivery and repair of cold drink dispensing equipment.
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $144.1 million and $147.7 million in YTD 2007 and YTD 2006, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of brands and packages. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.
The Company has three primary delivery systems for its current business:
•	bulk delivery for large supermarkets, mass merchandisers and club stores;

•	advance sale delivery for convenience stores, drug stores, small supermarkets and certain on-premise accounts; and

•	full service delivery for its full service vending customers.
In 2006, the Company began changing its delivery method for its route delivery system. Historically, the Company loaded its trucks at a warehouse with products the route delivery employee would deliver. The delivery employee was responsible for pulling the required products off a side load truck at each customer location to fill the customer’s order. The Company began using a new CooLift® delivery system in 2006 in a portion of our operations which involves pre-building orders in the warehouse on a small pallet the delivery employee can roll off a truck directly into the customer’s location. The CooLift® delivery system involves the use of a rear-loading truck rather than conventional side loading truck. The Company anticipates the implementation of this delivery system will continue over the next several years. This rollout will continue to require additional capital expenditures for the rear-loading delivery vehicle. The Company anticipates that this change in delivery methodology will result in significant savings in future years and more effective delivery of a greater number of products.
Distribution cost management will continue to be a key area of emphasis for the Company for the next several years.
Productivity
A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor and asset productivity. On February 2, 2007, the Company initiated a restructuring plan to simplify and streamline its operating management structure, which included a separation of the sales function from the delivery function to provide dedicated focus on each function and enhanced productivity in the future. The Company continues to focus on its supply chain, sales and distribution functions for opportunities to improve its overall productivity.

Overview of Operations and Financial Condition
The following overview provides a summary of key information concerning the Company’s financial results for Q3 2007 and YTD 2007 compared to Q3 2006 and YTD 2006.

	Third Quarter			%
In Thousands (Except Per Share Data)	2007	2006	Change	Change

Net sales	$367,360	$370,626	$(3,266)	(0.9)
Gross margin	155,212	157,389	(2,177)	(1.4)
S,D&A expenses	134,861	135,421	(560)	(0.4)
Income from operations	20,240	21,832	(1,592)	(7.3)
Interest expense	12,135	12,745	(610)	(4.8)
Income before income taxes	7,995	8,246	(251)	(3.0)
Net income	5,273	4,941	332	6.7
Basic net income per share:
Common Stock	$.58	$.54	$.04	7.4
Class B Common Stock	$.58	$.54	$.04	7.4
Diluted net income per share:
Common Stock	$.58	$.54	$.04	7.4
Class B Common Stock	$.58	$.54	$.04	7.4

	First Nine Months			%
In Thousands (Except Per Share Data)	2007	2006	Change	Change

Net sales	$1,095,359	$1,090,429	$4,930	0.5
Gross margin	475,993	471,104	4,889	1.0
S,D&A expenses	402,376	405,459	(3,083)	(0.8)
Income from operations	73,283	65,219	8,064	12.4
Interest expense	36,647	37,808	(1,161)	(3.1)
Income before income taxes	34,676	24,865	9,811	39.5
Net income	21,615	14,643	6,972	47.6
Basic net income per share:
Common Stock	$2.37	$1.61	$.76	47.2
Class B Common Stock	$2.37	$1.61	$.76	47.2
Diluted net income per share:
Common Stock	$2.36	$1.61	$.75	46.6
Class B Common Stock	$2.36	$1.60	$.76	47.5
The Company’s net sales decreased .9% in Q3 2007 and grew .5% in YTD 2007 from the same periods in 2006. The net sales decrease in Q3 2007 was primarily due to a 29.5%, or $11.7 million, decrease in sales to other Coca-Cola bottlers (“bottler sales”) offset by a 2.4% increase in sales price per unit. The net sales increase in YTD 2007 was primarily due to a 2.4% increase in sales price per unit offset by a 14.1%, or $16.8 million, decrease in bottler sales. Bottle/can volume was relatively flat in Q3 2007 and YTD 2007 compared to the same periods in 2006 as a decrease in sparkling beverages (other than energy) was offset by increases in still beverages (primarily tea sales). The decrease in sparkling beverages volume reflects the impact of higher prices and weak performance of sugar sparkling beverages. The decrease in bottler sales was due to a decrease in sales of sparkling beverages (primarily energy products) partially offset by an increase in tea sales.

The Company has seen declines in the demand for sugar sparkling beverages over the past several years and anticipates this trend will continue. The Company anticipates overall bottle/can revenue will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, tea and energy products; the introduction of new beverage products and the appropriate pricing of brands and packaging within sales channels.
Gross margin decreased 1.4% in Q3 2007 and increased 1.0% in YTD 2007 compared to Q3 2006 and YTD 2006, respectively. The Company’s gross margin percentage was 42.3% in Q3 2007 compared to 42.5% in Q3 2006 and 43.5% in YTD 2007 compared to 43.2% in YTD 2006. The Company’s gross margin percentage excluding bottler sales, which have lower margins than the Company’s bottle/can sales to retail customers, was 45.5% in Q3 2007 compared to 47.1% in Q3 2006 and 47.5% in YTD 2007 compared to 48.1% in YTD 2006. The decreases in gross margin percentage were primarily due to higher raw material costs, partially offset by higher sales price per unit, increases in marketing funding from The Coca-Cola Company and reduced manufacturing overhead costs.
S,D&A expenses decreased .4% and .8% in Q3 2007 and YTD 2007 from Q3 2006 and YTD 2006, respectively. The decrease in S,D&A expenses in YTD 2007 was primarily attributable to decreases in property and casualty insurance of approximately 15% and a gain from the sale of aircraft, partially offset by restructuring expenses.
Interest expense decreased 4.8% in Q3 2007 compared to Q3 2006 and 3.1% in YTD 2007 compared to YTD 2006. The decrease in Q3 2007 and YTD 2007 was primarily due to an increase in interest earned on short-term investments. The overall weighted average interest rate was 6.7% for YTD 2007 compared to 6.6% for YTD 2006. Interest earned on short-term cash investments in Q3 2007 and YTD 2007 was $.9 million and $2.3 million, respectively, compared to $.4 million and $.8 million in Q3 2006 and YTD 2006, respectively. See the “Liquidity and Capital Resources – Hedging Activities – Interest Rate Hedging” section of M,D&A for additional information.
Net debt and capital lease obligations were summarized as follows:

	Sept. 30,	Dec. 31,	Oct. 1,
In Thousands	2007	2006	2006

Debt	$691,450	$691,450	$691,450
Capital lease obligations	80,839	77,506	77,911

Total debt and capital lease obligations	772,289	768,956	769,361
Less: Cash and cash equivalents	88,400	61,823	57,420

Total net debt and capital lease obligations (1)	$683,889	$707,133	$711,941

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

Results of Operations
Q3 2007 Compared to Q3 2006 and YTD 2007 Compared to YTD 2006
Net Sales
Net sales decreased $3.3 million, or .9%, to $367.4 million in Q3 2007 compared to $370.6 million in Q3 2006. Net sales increased $4.9 million, or .5%, to $1,095.4 million in YTD 2007 compared to $1,090.4 million in YTD 2006.
The changes in net sales were the result of the following:

Q3 2007	Attributable to:
(In Millions)
$7.2	2.4% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages
(6.1)	15.4% decrease in other bottler sales volume primarily due to a decrease in sales of sparkling beverages (primarily energy drinks)
(5.6)	16.7% decrease in other bottler sales price per unit primarily due to change in product mix (energy drinks have higher sales price per unit)
1.2	6.1% increase in sales price per unit of postmix primarily due to higher sales price for sparkling beverages
1.1	Increase in delivery fees to certain customers
(1.1)	Other

$(3.3)	Total decrease in net sales

YTD 2007	Attributable to:
(In Millions)
$13.4	2.4% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for water
(12.6)	10.7% decrease in other bottler sales volume primarily due to a decrease in sales of sparkling beverages offset partially by an increase in sales of tea products
(4.2)	3.9% decrease in other bottler sales price per unit primarily due to change in product mix (energy drinks have higher sales price per unit)
3.2	5.7% increase in sales price per unit of postmix primarily due to higher sales prices for sparkling beverages
3.1	Increase in delivery fees to certain customers
2.0	Other

$4.9	Total increase in net sales

In Q3 2007 and YTD 2007, the Company’s bottle/can sales to retail customers accounted for 85.7% and 83.9%, respectively, of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per unit can increase without an actual increase in wholesale pricing. The Company’s bottle/can net pricing per unit in Q3 2007 and YTD 2007 increased compared to Q3 2006 and YTD 2006 primarily due to higher prices for sparkling beverages offset by a decrease in net pricing of bottled water in the supermarket channel.

Product category sales volume in Q3 2007 and Q3 2006 and YTD 2007 and YTD 2006 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2007	Q3 2006	% Increase (Decrease)
Sparkling beverages (including energy products)	83.2%	84.1%	(1.4)
Still beverages	16.8%	15.9%	5.6

Total bottle/can sales volume	100.0%	100.0%	(0.3)

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2007	YTD 2006	% Increase (Decrease)
Sparkling beverages (including energy products)	84.5%	86.1%	(2.5)
Still beverages	15.5%	13.9%	10.7

Total bottle/can sales volume	100.0%	100.0%	(0.6)

Product innovation will continue to be an important factor impacting the Company’s overall bottle/can revenue in the future. Beginning in the first quarter of 2007 (“Q1 2007”), the Company began distribution of Enviga and Gold Peak, new tea products from The Coca-Cola Company, and distribution of two of its own products, Respect and Tum-E Yummies. Respect is an all-natural vitamin enhanced beverage, while Tum-E Yummies is a flavored noncarbonated drink. Beginning in the second quarter of 2007, the Company began distribution of Diet Coke Plus, a vitamin enhanced cola, and Dasani Plus, an enhanced water beverage, two new products from The Coca-Cola Company, and distribution of BooKoo energy products and the Company’s own energy product. Beginning in Q3 2007, the Company began distribution of NOS© products (energy drinks from Fuze), juice products from Fuze, V8 juice products from Campbell’s and Country Breeze tea products.
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
The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The Company initiated this delivery fee in October 2005. The delivery fee is recorded in net sales and was $5.1 million and $2.0 million in YTD 2007 and YTD 2006, respectively.

Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales decreased .5%, or $1.1 million, to $212.1 million in Q3 2007 compared to $213.2 million in Q3 2006. Cost of sales was flat at $619.4 million in YTD 2007 compared to $619.3 million in YTD 2006.
The changes in cost of sales were principally attributable to the following:

Q3 2007	Attributable to:
(In Millions)
$14.0	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
(5.9)	15.4% decrease in other bottler sales volume primarily due to a decrease in sales of sparkling beverages (primarily energy drinks)
(5.1)	Decrease in other bottler sales cost per unit primarily due to the change in product mix (energy drinks have higher cost per unit)
(3.5)	Increase in marketing funding received primarily from The Coca-Cola Company
(2.3)	Decrease in manufacturing overhead costs
1.7	Other

$(1.1)	Total decrease in cost of sales

YTD 2007	Attributable to:
(In Millions)
$33.7	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
(12.2)	10.7% decrease in other bottler sales volume primarily due to a decrease in sales of sparkling beverages offset partially by an increase in sales of tea products
(9.9)	Increase in marketing funding received primarily from The Coca-Cola Company
(8.1)	Decrease in manufacturing overhead costs
(4.9)	Decrease in other bottler sales cost per unit primarily due to the change in product mix (energy drinks have higher cost per unit)
1.4	Other

$—	Total change in cost of sales

Beginning in Q1 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. The cost of aluminum cans has increased approximately 18% in YTD 2007. High fructose corn syrup costs also increased significantly during 2007 as a result of increasing demand for corn products around the world such as for ethanol production. The cost of high fructose corn syrup has increased approximately 26% in YTD 2007. The combined impact of increasing costs for aluminum cans and high fructose corn syrup is anticipated to continue increasing cost of sales during the remainder of 2007.
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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $35.5 million for YTD 2007 compared to $25.6 million for YTD 2006 and was recorded as a reduction in cost of sales.
Gross Margin
Gross margin decreased $2.2 million, or 1.4%, to $155.2 million in Q3 2007 from $157.4 million in Q3 2006. Gross margin as a percentage of net sales decreased to 42.3% in Q3 2007 from 42.5% in Q3 2006. Gross margin increased $4.9 million or 1.0%, to $476.0 million in YTD 2007 compared to $471.1 million in YTD 2006. Gross margin as a percentage of net sales increased to 43.5% in YTD 2007 from 43.2% in YTD 2006.
The changes in gross margin were primarily the result of the following:

Q3 2007	Attributable to:
(In Millions)
$(14.0)	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
7.2	2.4% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages
3.5	Increase in marketing funding received primarily from The Coca-Cola Company
2.3	Decrease in manufacturing overhead costs
1.2	6.1% increase in sales price per unit of postmix primarily due to higher sales price for sparkling beverages
1.1	Increase in delivery fees to certain customers
(3.5)	Other

$(2.2)	Total decrease in gross margin

YTD 2007	Attributable to:
(In Millions)
$(33.7)	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
13.4	2.4% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for water
9.9	Increase in marketing funding received primarily from The Coca-Cola Company
8.1	Decrease in manufacturing overhead costs
3.2	5.7% increase in sales price per unit of postmix primarily due to higher sales price for sparkling beverages
3.1	Increase in delivery fees to certain customers
0.9	Other

$4.9	Total increase in gross margin

The Company’s gross margin percentage excluding bottler sales, which have lower margins than the Company’s bottle/can sales to retail customers, was 45.5% in Q3 2007 compared to 47.1% in Q3 2006 and 47.5% in YTD 2007 compared to 48.1% in YTD 2006. The decreases in gross margin percentage were primarily due to higher raw material costs, partially offset by higher sales price per unit, increases in marketing funding from The Coca-Cola Company and reduced manufacturing overhead costs.

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
S,D&A expenses decreased by $.6 million, or .4%, to $134.9 million in Q3 2007 from $135.4 million in Q3 2006. S,D&A expenses decreased by $3.1 million, or .8%, to $402.4 million in YTD 2007 from $405.5 million in YTD 2006.
The decreases in S,D&A expenses were primarily due to the following:

Q3 2007	Attributable to:
(In Millions)
$0.7	Increase in employee related expenses primarily related to wage increases
0.5	Increase in employee benefit costs primarily due to increases in the Company’s 401(k) Savings Plan contributions
(0.5)	Decrease in property and casualty claims and insurance costs
0.2	Restructuring costs related to the simplification of the Company’s operating management structure and reduction in work force in order to improve operating efficiencies
(1.5)	Other

$(0.6)	Total decrease in S,D&A expenses

YTD 2007	Attributable to:
(In Millions)
$3.6	Increase in employee related expenses primarily related to wage increases
(2.5)
Decrease in employee benefit costs primarily due to the amendment of the principal Company-sponsored pension plan, net of increases in the Company’s 401(k) Savings Plan contributions and health insurance expenses

2.6	Restructuring costs related to the simplification of the Company’s operating management structure and reduction in work force in order to improve operating efficiencies
(2.3)	Decrease in property and casualty claims and insurance costs
(1.6)	Gain on sale of aviation equipment
(1.0)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
(1.9)	Other

$(3.1)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $144.1 million and $147.7 million in YTD 2007 and YTD 2006, respectively.

On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consist primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. The Company incurred $.2 million and $2.6 million in restructuring expenses in Q3 2007 and YTD 2007, respectively. The Company anticipates that total restructuring expenses will be in the range of $2.6 million to $2.8 million and that all of the cash expenditures will occur prior to 2007 fiscal year end.
In February 2006, the Company announced an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. Net periodic pension expense decreased to less than $.1 million in Q3 2007 from $.5 million in Q3 2006 and to $.2 million in YTD 2007 from $7.7 million in YTD 2006. The Company also announced in February 2006 plans to enhance its 401(k) Savings Plan for eligible employees beginning in the first quarter of 2007. The Company’s expense related to its 401(k) Savings Plan increased to $2.2 million in Q3 2007 from $1.2 million in Q3 2006 and $6.3 million in YTD 2007 from $3.6 million in YTD 2006.
Amortization of Intangibles
Amortization of intangibles expense for Q3 2007 and YTD 2007 was flat compared to Q3 2006 and YTD 2006.
Interest Expense
Interest expense decreased 4.8%, or $.6 million, in Q3 2007 compared to Q3 2006 and decreased 3.1%, or $1.2 million, in YTD 2007 compared to YTD 2006. The decrease in Q3 2007 and YTD 2007 was primarily due to an increase in interest earned on short-term investments. The overall weighted average interest rate was 6.7% for YTD 2007 compared to 6.6% for YTD 2006. Interest earned on short-term cash investments in Q3 2007 and YTD 2007 was $.9 million and $2.3 million, respectively, compared to $.4 million and $.8 million in Q3 2006 and YTD 2006, respectively. See the “Liquidity and Capital Resources – Hedging Activities – Interest Rate Hedging” section of M,D&A for additional information.
Minority Interest
The Company recorded minority interest of $2.0 million in YTD 2007 compared to $2.5 million in YTD 2006 related to the portion of Piedmont owned by The Coca-Cola Company. The decreased amount in YTD 2007 was due to lower operating results at Piedmont.
Income Taxes
The Company’s effective income tax rate for YTD 2007 was 37.7% compared to 41.1% in YTD 2006. The lower effective tax rate in YTD 2007 resulted primarily from an increased manufacturing deduction benefit in 2007 compared to 2006. The manufacturing deduction was enacted as part of the American Jobs Creation Act of 2004, which provides a tax deduction for qualified production activities. The allowed manufacturing deduction increased to 6% in 2007 from 3% in 2006. The Company’s income tax rate for the remainder of 2007 is dependent upon results of operations and may change if the results for 2007 are different from current expectations.

The adoption of FIN 48 and FSP FIN 48-1, effective January 1, 2007, did not have a material impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information related to the implementation of FIN 48 and FSP FIN 48-1.
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
Financial Condition
Total assets increased to $1.39 billion at September 30, 2007 from $1.36 billion at both December 31, 2006 and October 1, 2006 primarily due to an increase in cash and cash equivalents and accounts receivable partially offset by a decrease in property, plant and equipment, net. The decrease in property, plant and equipment, net was primarily due to lower levels of capital spending over the last several years.
Net working capital, defined as current assets less current liabilities, increased by $43.5 million at September 30, 2007 from December 31, 2006 and decreased by $43.1 million at September 30, 2007 from October 1, 2006.
Significant changes in net working capital from December 31, 2006 were as follows:
•	An increase in cash and cash equivalents of $26.6 million primarily due to cash flows from operating activities.

•	An increase in accounts receivable, trade of $5.6 million primarily due to higher sales in September 2007 compared to December 2006.

•	An increase in accounts receivable from The Coca-Cola Company of $14.9 million primarily due to higher marketing funding support and the timing of payments.

•	A decrease in accounts payable, trade of $5.6 million primarily due to the timing of payments.

•	An increase in other accrued interest payable of $8.8 million primarily due to the timing of payments.
Significant changes in net working capital from October 1, 2006 were as follows:
•	An increase in cash and cash equivalents of $31.0 million primarily due to cash flows from operating activities.

•	An increase in accounts receivable, trade of $6.2 million primarily due to higher sales in September 2007 compared to September 2006.

•	An increase in accounts receivable from The Coca-Cola Company of $11.4 million primarily due to higher marketing funding support and the timing of payments.

•	An increase in inventory of $6.0 million primarily due to the introduction of new products.

•	An increase in the current portion of debt of $100 million primarily due to the reclassification from long-term to current of $100 million in debentures which mature in November 2007.

•	A decrease in other accrued liabilities of $5.1 million primarily due to the timing of payments.
Debt and capital lease obligations were $772.3 million as of September 30, 2007 compared to $769.0 million as of December 31, 2006 and $769.4 million as of October 1, 2006. Debt and capital lease obligations as of September 30, 2007 included $80.8 million of capital lease obligations related to Company facilities.

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
As of September 30, 2007, the Company had $200 million available under its revolving credit facility to meet its cash requirements. Also, the Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at September 30, 2007, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks.
The Company used its cash on hand and availability under its lines of credit to satisfy the $100 million maturity of debentures in November 2007.
The Company has obtained all of its long-term financing, other than capital leases, from public markets. As of September 30, 2007, $691.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $772.3 million was financed through publicly offered debt. The Company had capital lease obligations of $80.8 million as of September 30, 2007. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, income tax payments and dividends.

A summary of cash activity for YTD 2007 and YTD 2006 follows:

	First Nine Months
In Millions	2007	2006

Cash Sources
Cash provided by operating activities (excluding income tax payments)	$77.8	$100.6
Other	7.7	1.0

Total cash sources	$85.5	$101.6

Cash Uses
Capital expenditures	$30.6	$50.7
Investment in plastic bottle manufacturing cooperative	2.3	1.5
Payment of debt and capital lease obligations	1.8	7.8
Dividends	6.8	6.8
Income tax payments	17.0	16.5
Other	.4	.5

Total cash uses	$58.9	$83.8

Increase in cash	$26.6	$17.8

Based on current projections which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be in the range of $18 million to $21 million in 2007 as compared to $17.2 million in 2006. Income tax payments in YTD 2006 included $5.0 million related to the settlement of a state tax audit, which was paid in the first quarter of 2006.
Investing Activities
Additions to property, plant and equipment during YTD 2007 were $30.6 million compared to $50.7 million during YTD 2006. Capital expenditures during YTD 2007 were funded with cash flows from operations and cash on hand. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
The Company anticipates additions to property, plant and equipment in fiscal 2007 will be in the range of $45 million to $52 million and plans to fund such additions through cash flows from operations, its available lines of credit and cash on hand. Additions to property, plant and equipment during fiscal 2006 were $63.2 million.
Financing Activities
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage, and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. There were no amounts outstanding under the credit facilities at September 30, 2007, December 31, 2006 and October 1, 2006.
The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at September 30, 2007, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. There were no amounts outstanding under the lines of credit at September 30, 2007, December 31, 2006 and October 1, 2006.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt.
At September 30, 2007, the Company’s credit ratings were as follows:

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
The Company’s only share based compensation is the restricted stock award to Mr. Harrison, III. The award provides the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved for each year. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for 2007, were set in Q1 2007 and the Company recorded the 20,000 share award at the grant-date price of $58.53 per share. Total stock compensation expense will be approximately $1.2 million over the one-year service period of which $.9 million was recognized in YTD 2007. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives, which are variable interest entities. The Company has guaranteed $43.0 million of debt and related lease obligations for these cooperatives as of September 30, 2007. The Company’s variable interest in these cooperatives includes an equity ownership in each of the entities and the guarantees. As of September 30, 2007, the Company’s maximum exposure, if the cooperatives borrowed up to their borrowing capacity, would have been $65.7 million including the Company’s equity interest. The Company has determined it is not the primary beneficiary of either of the cooperatives. See Note 14 of the consolidated financial statements for additional information about these cooperatives.
Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of September 30, 2007:

	Payments Due by Period
		Oct. 2007-	Oct. 2008-	Oct. 2010-	After
In Thousands	Total	Sept. 2008	Sept. 2010	Sept. 2012	Sept. 2012

Contractual obligations:
Total debt, net of interest	$691,450	$100,000	$176,693	$—	$414,757
Capital lease obligations, net of interest	80,839	2,559	5,658	6,471	66,151
Estimated interest on long-term debt and capital lease obligations (1)	300,897	39,322	63,239	55,382	142,954
Purchase obligations (2)	607,615	91,424	186,031	186,077	144,083
Other long-term liabilities (3)	93,820	5,716	11,027	10,379	66,698
Operating leases	17,061	3,268	4,241	2,442	7,110
Long-term contractual arrangements (4)	23,407	6,830	9,983	4,423	2,171
Interest rate swap agreements (1)	6,280	2,556	2,410	1,144	170
Purchase orders (5)	27,515	27,515

Total contractual obligations	$1,848,884	$279,190	$459,282	$266,318	$844,094

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

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
The Company has $13.0 million of unrecognized income tax benefits as of September 30, 2007 (included in other long-term liabilities in the above table) pursuant to FIN 48, of which $7.8 million would affect the Company’s effective tax rate if recognized. The Company does not anticipate any material impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain. See Note 15 of the consolidated financial statements for additional information related to the Company’s adoption of FIN 48.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
The Company has $21.3 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of September 30, 2007. See Note 14 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $1.3 million during both YTD 2007 and YTD 2006.
The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.7% as of September 30, 2007 compared to 6.9% as of December 31, 2006 and 6.8% as of October 1, 2006. Approximately 48% of the Company’s debt and capital lease obligations of $772.3 million as of September 30, 2007 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 30, 2007, interest expense for the next twelve months would increase by approximately $2.8 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of September 30, 2007, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

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

•
the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of September 30, 2007;

•	the Company’s belief that there will be no contribution to the principal Company-sponsored pension plan in 2007;

•	anticipated cash payments for income taxes will be in the range of $18 million to $21 million in 2007;

•	anticipated additions to property, plant and equipment in fiscal 2007 will be in the range of $45 million to $52 million;

•	the Company’s belief that demand for sugar sparkling beverages will continue to decline;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s key priorities which are revenue management, innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.7 million in 2007;

•
the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, tea and energy products, the introduction of new products and the pricing of brands and packages within channels;

•	the Company’s belief that total restructuring expense will be in the range of $2.6 million to $2.8 million and that all of the cash expenditures will occur prior to 2007 fiscal year end;

•	the Company’s beliefs that the growth of Company-owned or exclusive licensed brands appear very promising and the cost of developing, marketing and distributing these brands may be significant;

•
the Company’s belief that the implementation of its new route delivery system will continue over the next several years and should generate significant savings and more effective delivery of a greater number of products;

•	the Company’s belief there will not be any material impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain;

•	the Company’s belief that the impact of increasing costs for aluminum cans and high fructose corn syrup is anticipated to increase cost of sales during the remainder of 2007; and

•	the Company’s belief that changes in unrecognized tax benefits over the next 12 months will not have a significant impact on the consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Raw Material and Commodity Price Risk
Beginning in 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection and the cost of aluminum cans increased during 2007. High fructose corn syrup costs also increased significantly during 2007 as a result of increasing demand for corn products around the world such as for ethanol production. The combined impact of increasing costs for aluminum cans and high fructose corn syrup is anticipated to continue increasing cost of sales during the remainder of 2007. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 8, 2007	By:	/s/ Steven D. Westphal Steven D. Westphal
Principal Financial Officer of the Registrant
and
Senior Vice President and Chief Financial Officer