Form 10-K
period 2007-12-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2008-03-13
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007

Commission file number 0-9286

Coca-Cola Bottling Co. Consolidated
(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4100 Coca-Cola Plaza, Charlotte, North Carolina 28211

(Address of principal executive offices) (Zip Code)

(704) 557-4400
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 Par Value	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Market Value as of
July 1, 2007

Common Stock, $1.00 Par Value	$234,199,768
Class B Common Stock, $1.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	February 29, 2008

Common Stock, $1.00 Par Value	6,643,677
Class B Common Stock, $1.00 Par Value	2,499,652

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2008 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.	Business

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

The Coca-Cola Company currently owns approximately 27.2% of the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis. J. Frank Harrison, III, the Company’s Chairman and Chief Executive Officer, is party to a Voting Agreement and Irrevocable Proxy with The Coca-Cola Company pursuant to which, among other things, Mr. Harrison, III has been granted an Irrevocable Proxy for life concerning the shares of Common Stock and Class B Common Stock owned by The Coca-Cola Company. Mr. Harrison, III currently owns or controls approximately 91.8% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

Nonalcoholic beverage products can be broken down into two categories:

•	Sparkling beverages — primarily beverages with carbonation, including energy drinks; and

•	Still beverages — primarily beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

The Company holds Bottle Contracts and Allied Bottle Contracts under which it produces, distributes and markets, in certain regions, sparkling beverage products of The Coca-Cola Company.

The Company also holds Noncarbonated Beverage Contracts under which it distributes and markets in certain regions still beverages of The Coca-Cola Company such as POWERade, Minute Maid Adult Refreshments and Minute Maid Juices To Go. The Company holds contracts to produce and market Dr Pepper in some of its regions. The Company also distributes and markets various other products, including Cinnabon Premium Coffee Lattes and Sundrop, in one or more of the Company’s regions under agreements with the companies that hold and license the use of their trademarks for these beverages. In addition, the Company also produces beverages for other Coca-Cola bottlers. In some instances, the Company distributes beverages without a written agreement.

The Company’s principal soft drink is Coca-Cola classic. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can volume to retail customers. In total, the products of The Coca-Cola Company accounted for approximately 89%, 90% and 90% of the Company’s bottle/can volume to retail customers during fiscal years 2007, 2006 and 2005, respectively.

The Company offers a range of flavors designed to meet the demands of the Company’s consumers. The main packaging materials for the Company’s beverages are plastic bottles and aluminum cans. In addition, the Company provides restaurants and other immediate consumption outlets with fountain products (“post-mix”). Fountain products are dispensed through equipment that mixes the fountain syrup with carbonated or still water, enabling fountain retailers to sell finished products to consumers in cups or glasses.

Over the last 18 months, the Company has developed and begun to market and distribute certain products which it owns. These products include Respect, a vitamin and mineral enhanced beverage, Country Breeze tea and diet Country Breeze tea, Tum-E Yummies, a vitamin C enhanced flavored drink, and the energy drinks, Frigid Dog, Scalded Dog and Strait Dog. The Company may market and sell these products nationally.

The following table sets forth some of the Company’s most important products, including both products that The Coca-Cola Company and other beverage companies have licensed to the Company and products that the Company owns.

The Coca-Cola Company
Sparkling Beverages		Products Licensed
(Including Energy		by Other Beverage	Company Owned
Products)	Still Beverages	Companies	Products

Coca-Cola classic
Diet Coke
Coca-Cola Zero
Sprite
Fanta Flavors
Sprite Zero
Mello Yello
Vault
Coke Cherry
Seagrams Ginger Ale
Coke Zero Cherry
Diet Coke Plus
Diet Coke Splenda
Vault Zero
Fresca
Pibb Xtra
Barqs Root Beer
Tab
Full Throttle
NOS	smartwater vitaminwater vitaminenergy Dasani Dasani Flavors Dasani Plus POWERade Minute Maid Adult Refreshments Minute Maid Juices To Go Nestea Gold Peak tea FUZE V8 juice products from Campbell’s	Dr Pepper Diet Dr Pepper Sundrop Cinnabon Premium Coffee Lattes BooKoo Beverages	Respect Tum-E Yummies Country Breeze tea diet Country Breeze tea Frigid Dog Scalded Dog Strait Dog

Beverage Agreements

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce, market and distribute in its exclusive territory The Coca-Cola Company’s soft drinks in bottles, cans and five gallon pressurized pre-mix containers. The Company is one of many companies holding such contracts. The Coca-Cola Company is the sole owner of the secret formulas pursuant to which the primary components (either concentrates or syrups) of Coca-Cola trademark beverages and other trademark beverages are manufactured. The concentrates, when mixed with water and sweetener, produce syrup which, when mixed with carbonated water, produces the soft drink known as “Coca-Cola classic” and other soft drinks of The Coca-Cola Company, which are manufactured and marketed by the Company. The Company also purchases sweeteners from The Coca-Cola Company. No royalty or other compensation is paid under the contracts with The Coca-Cola Company for the Company’s right to use, in its territories, the tradenames and trademarks, such as “Coca-Cola classic” and their associated patents, copyrights, designs and labels, which are owned by The Coca-Cola Company. The Coca-Cola Company has no rights under these contracts to establish the resale prices at which the Company sells its products. The Company has similar arrangements with Cadbury Schweppes Americas Beverages (“Cadbury Schweppes”) and other beverage companies.

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

The prices The Coca-Cola Company charges for concentrate and syrup under the Bottle Contracts are set by The Coca-Cola Company. Except as provided in the Supplementary Agreement described below, there are no limitations on prices for concentrate or syrup. Consequently, the prices at which the Company purchases concentrate and syrup in the future under the Bottle Contracts may vary materially from the prices it has paid during the periods covered by the financial information included in this report.

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

Allied Bottle Contracts with The Coca-Cola Company.  The Company is a party to other contracts with The Coca-Cola Company (the “Allied Bottle Contracts”) which grant exclusive rights to the Company with respect to the distribution of sparkling beverages that are not Coca-Cola Trademark Beverages (the “Allied Beverages”) for sale in authorized containers in its territories. These contracts contain provisions that are similar to those of the Bottle Contracts with respect to pricing, authorized containers, planning, quality control, trademark and transfer restrictions and related matters. Each Allied Bottle Contract has a term of ten years and is renewable by the Company for an additional ten years at the end of each ten-year period, but is subject to termination by The Coca-Cola Company in the event of:

•	the Company’s insolvency, bankruptcy, dissolution, receivership or similar condition;

•	termination of the Company’s Bottle Contracts covering the same territory by either party for any reason; and

•	any material breach of any obligation of the Company under the Allied Bottle Contracts that remains uncured for 120 days after notice by The Coca-Cola Company.

The territories covered by the Allied Bottle Contracts are the same as the territories covered by the Bottle Contracts, except the Company does not sell Pibb Xtra in the territories where the Company sells Dr Pepper. The Company intends to renew substantially all the Allied Bottle Contracts as they expire.

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

Noncarbonated Beverage Contracts with The Coca-Cola Company.  The Company purchases and distributes certain still beverages such as sports drinks, teas and juice drinks primarily in finished form from The Coca-Cola Company, and produces, markets and distributes Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Contracts”). The Noncarbonated Beverage Contracts contain provisions that are similar to the Bottle Contracts and Allied Bottle Contracts with respect to authorized containers, planning and related matters, but the Noncarbonated Beverage Contracts also have certain significant differences. Unlike the Bottle Contracts and Allied Bottle Contracts which grant the Company exclusivity in the distribution of the respective beverages in the territory, the Noncarbonated Beverage Contracts grant exclusivity but permit The Coca-Cola Company to test market the still beverage products in the territory, subject to the Company’s right of first refusal, and to sell the still beverages to commissaries for delivery to retail outlets in the Company’s territory where still beverages are consumed on-premises, including restaurants. The Coca-Cola Company must pay the Company certain fees in the event of such commissary sales. Also, under the Noncarbonated Beverage Contracts, the Company may not sell other beverages in the same product category. The Coca-Cola Company establishes the pricing the Company must pay for the still beverages or, in the case of Dasani, the concentrate. Each of the Noncarbonated Beverage Contracts has a term of ten or fifteen years and is renewable by the Company at the end of each term. The Company intends to renew substantially all the Noncarbonated Beverage Contracts as they expire.

Other Bottling Agreements.  The bottling agreements with most other beverage companies are similar to those described above in that they are renewable at the option of the Company. The price the beverage companies may charge for syrup or concentrate is set by the beverage companies from time to time. These bottling agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. Sales of beverages by the Company under these agreements represented approximately 11%, 10% and 10% of the Company’s bottle/can volume to retail customers for 2007, 2006 and 2005, respectively. The territories covered by bottling agreements for products of beverage companies other than The Coca-Cola Company in most cases correspond with the territories covered by the Bottle Contracts. The variations do not have a material effect on the Company’s business.

Post-Mix Rights and Sales to Other Bottlers.  The Company also has the non-exclusive right to sell Coca-Cola classic and post-mix of The Coca-Cola Company and fountain syrups of Cadbury Schweppes relating to Dr Pepper and Sundrop. In addition, the Company produces some products for sale to other Coca-Cola bottlers.

Sales to other bottlers have lower margins but allow the Company to achieve higher utilization of its production equipment and facilities.

The Company’s net sales by category as a percentage of total net sales were as follows:

	Fiscal Year
	2007	2006	2005

Bottle/can sales under beverage contracts	84%	83%	84%
Post-mix and other sales	7%	6%	6%
Sales to other Coca-Cola bottlers	9%	11%	10%

Total	100%	100%	100%

The decrease in sales to other Coca-Cola bottlers in 2007 compared to 2006 resulted primarily from decreased volume related to shipments of Full Throttle, an energy product of The Coca-Cola Company. During the first half of 2007, the Company produced this energy drink, Full Throttle, for many of the Coca-Cola bottlers in the eastern half of the United States. During the second half of 2007, most of these Coca-Cola bottlers found an alternative source for the product.

Agreement with The Coca-Cola Company

On March 10, 2008, the Company entered into a letter agreement with The Coca-Cola Company regarding brand innovation and distribution collaboration. Under the letter agreement, the Company granted to The Coca-Cola Company the option to purchase any nonalcoholic beverage brands then or thereafter owned by the Company. The option is exercisable as to each brand at a formula-based price during the two-year period that begins after that brand has achieved a specified level of net operating revenue or, if earlier, beginning five years after the introduction of that brand into the market with a minimum level of net operating revenue (except that, with respect to brands owned at the date of the letter agreement, the five-year period does not begin earlier than the date of the letter agreement).

Markets and Production and Distribution Facilities

The Company currently holds bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is approximately 19.0 million.

The Company currently operates in seven principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina.  This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas. The region has an estimated population of 8.3 million. A production/distribution facility is located in Charlotte and 16 sales distribution facilities are located in the region.

2. South Carolina.  This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has an estimated population of 3.5 million. There are 6 sales distribution facilities in the region.

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

5. Middle Tennessee.  This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 2.2 million. A production/distribution facility is located in Nashville and 3 sales distribution facilities are located in the region.

6. Western Virginia.  This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has an estimated population of 1.6 million. A production/distribution facility is located in Roanoke and 4 sales distribution facilities are located in the region.

7. West Virginia.  This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has an estimated population of 1.4 million. There are 8 sales distribution facilities located in the region.

The Company is a member of South Atlantic Canners (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.4 million, $1.6 million and $1.5 million in 2007, 2006 and 2005, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished products through May 2014. Purchases from SAC by the Company for finished products were $149 million, $133 million and $127 million in 2007, 2006 and 2005, respectively, or 30.6 million cases, 29.3 million cases and 28.3 million cases of finished product, respectively.

Raw Materials

In addition to concentrates obtained from The Coca-Cola Company and other beverage companies for use in its soft drink manufacturing, the Company also purchases sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials as well as equipment for the production, distribution and marketing of soft drinks. Except for sweetener, cans, carbon dioxide and plastic bottles, the Company purchases its raw materials from multiple suppliers.

The Company purchases substantially all of its plastic bottles (20-ounce, half-liter and 2-liter sizes) from manufacturing plants which are owned and operated by Southeastern Container and Western Container, two entities owned by Coca-Cola bottlers including the Company. The Company currently obtains all of its aluminum cans (8-ounce, 12-ounce and 16-ounce sizes) from one domestic supplier.

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

Beginning in the first quarter of 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. The cost of aluminum cans increased approximately 18% in 2007. High fructose corn syrup costs also increased significantly during 2007 as a result of increasing demand for corn products around the world such as for ethanol production. The cost of high fructose corn syrup increased approximately 21% in 2007. During 2008, the Company expects raw material costs to increase less than they did in 2007, but to remain above historical averages.

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2007, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume to retail customers. Wal-Mart Stores, Inc. accounted for approximately 13% of the Company’s total net sales. All of the Company’s sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from The Coca-Cola Company in the last three years include Coca-Cola Zero, Vault, Vault Zero, Dasani flavors, Full Throttle, Gold Peak tea products, Diet Coke Plus and Dasani Plus. The Company began distribution of four of its own products, Respect, Country Breeze tea, diet Country Breeze tea and Tum-E Yummies, in 2007. In addition, the Company also began distribution of BooKoo energy products, NOS products (energy drinks from FUZE, a subsidiary of The Coca-Cola Company), juice products from FUZE and V8 products from Campbell’s during 2007. In the fourth quarter of 2007, the Company began distribution of glacéau products, a wholly-owned subsidiary of The Coca-Cola Company that produces branded enhanced beverages including vitaminwater, smartwater and vitaminenergy. New packaging introductions include the 20-ounce “grip” bottle during 2007. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw material costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. There may be as many as 25 different packages for Coca-Cola classic within a single geographic area. Bottle/can volume to retail customers during 2007 was approximately 47% cans, 52% nonrefillable bottles and 1% other containers.

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

Seasonality

Sales are seasonal with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. Sales volume can be impacted by weather conditions. See “Item 2. Properties” for information relating to utilization of the Company’s production facilities.

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 85% of the Company’s bottle/can volume to retail customers in 2007. In each region in which the Company operates, between 75% and 95% of sparkling beverage sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At December 30, 2007, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

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

Employees

As of February 1, 2008, the Company had approximately 5,800 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, was approximately 6,800.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 5% of the Company’s employees expire in 2008.

Exchange Act Reports

The Company makes available free of charge through its Internet website, www.cokeconsolidated.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549.

Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information provided on the Company’s website is not part of this report and is not incorporated herein by reference.

Item 1A.	Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks and uncertainties, including risks and uncertainties not presently known to the Company or that the Company currently deems immaterial, may also impair its business and results of operations.

The Company may not be able to respond successfully to changes in the marketplace.

The Company operates in the highly competitive nonalcoholic beverage industry and faces strong competition from other general and specialty beverage companies. The Company’s response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of the Company’s products. The Company’s ability to gain or maintain the Company’s share of sales or gross margins may be limited by the actions of the Company’s competitors, which may have advantages in setting their prices because of lower raw material costs. Competitive pressures in the markets in which the Company operates may cause channel and product mix to shift away from more profitable channels and packages. If the Company is unable to maintain or increase volume in higher-margin products and in packages sold through higher-margin channels (e.g. immediate consumption), pricing and gross margins could be adversely affected. The Company’s efforts to improve pricing may result in lower than expected sales volume.

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

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of the Company’s business in large measure depends on working with the

Beverage Companies to meet the changing preferences of the broad consumer market. Health and wellness trends throughout the marketplace have resulted in a shift from sugar sparkling beverages to diet sparkling beverages, tea, sports drinks and bottled water over the past several years. Failure to satisfy changing consumer preferences could adversely affect the profitability of the Company’s business.

The Company’s sales can be impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or economic slowdown in the geographic markets in which the Company does business, may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels, which could adversely affect the Company’s price realization and gross margins.

Miscalculation of the Company’s need for infrastructure investment could impact the Company’s financial results.

Projected requirements of the Company’s infrastructure investments may differ from actual levels if the Company’s volume growth is not as the Company anticipates. The Company’s infrastructure investments are generally long-term in nature; therefore, it is possible that investments made today may not generate the returns expected by the Company due to future changes in the marketplace. Significant changes from the Company’s expected returns on cold drink equipment, fleet, technology and supply chain infrastructure investments could adversely affect the Company’s consolidated financial results.

The Company’s inability to meet requirements under its bottling contracts could result in the loss of distribution rights.

Approximately 89% of the Company’s bottle/can volume with retail customers consists of products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 11% of the Company’s bottle/can volume with retail customers generally consists of products of other beverage companies and the Company’s own products. The Company must satisfy various requirements under its bottling contracts. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products.

Material changes in, or the Company’s inability to satisfy, the performance requirements for marketing funding support, or decreases from historic levels of marketing funding support, could reduce the Company’s profitability.

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

Changes in The Coca-Cola Company’s and other beverage companies’ levels of advertising, marketing spending and product innovation could reduce the Company’s sales volume.

The Coca-Cola Company’s and other beverage companies’ levels of advertising, marketing spending and product innovation directly impact the Company’s operations. While the Company does not believe there will be significant changes in the levels of marketing and advertising by the Beverage Companies, there can be no assurance that historic levels will continue. In addition, if the volume of sugar sparkling beverages continues to decline, the Company’s volume growth will continue to be dependent on product innovation by the Beverage Companies, especially The Coca-Cola Company. Decreases in Beverage Company marketing, advertising and product innovation could adversely impact the profitability of the Company.

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

The inability of the Company to offset higher raw material costs with higher selling prices, increased bottle/can volume or reduced expenses could have an adverse impact on the Company’s profitability.

Packaging costs, primarily aluminum cans, and high fructose corn syrup cost increased significantly in 2007. The Company expects concentrate, plastic bottles, aluminum cans and high fructose corn syrup costs to increase in 2008. In addition, there are no limits on the prices The Coca-Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

In recent years, there has been consolidation among suppliers of certain of the Company’s raw materials. The reduction in the number of competitive sources of supply could have an adverse effect upon the Company’s ability to negotiate the lowest costs and, in light of the Company’s relatively small in-plant raw material inventory levels, has the potential for causing interruptions in the Company’s supply of raw materials.

With the introduction of FUZE, Campbell and glacéau products into the Company’s portfolio during 2007, the Company is becoming increasingly reliant on purchased finished goods from external sources versus the Company’s internal production. As a result, the Company is subject to incremental risk including, but not limited to, product availability, price variability, product quality and production capacity shortfalls for externally purchased finished goods.

Sustained increases in fuel prices or the inability of the Company to secure adequate supplies of fuel could have an adverse impact on the Company’s profitability.

The Company has experienced significant increases in fuel prices as a result primarily of macro-economic factors beyond the Company’s control. The Company uses significant amounts of fuel in the distribution of its products. Events such as natural disasters could impact the supply of fuel and could impact the timely delivery of the Company’s products to its customers. While the Company is working to reduce fuel consumption, there can be no assurance that the Company will succeed in limiting future cost increases. Continued upward pressure in these costs could reduce the profitability of the Company’s operations.

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

Product liability claims brought against the Company or product recalls could negatively affect the Company’s business, financial results and brand image.

The Company may be liable if the consumption of the Company’s products causes injury or illness. The Company may also be required to recall products if they become contaminated or are damaged or mislabeled. A significant product liability or other product-related legal judgment against the Company or a widespread recall of the Company’s products could negatively impact the Company’s business, financial results and brand image.

Technology failures could disrupt the Company’s operations and negatively impact the Company’s business.

The Company increasingly relies on information technology systems to process, transmit and store electronic information. For example, the Company’s production and distribution facilities, inventory management and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communication between personnel, customers and suppliers depends on information technology. Like all companies, the Company’s information technology systems may be vulnerable to a variety of interruptions due to events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company’s risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted.

Changes in interest rates could adversely affect the profitability of the Company.

Approximately 41% of the Company’s debt and capital lease obligations of $679.1 million as of December 30, 2007 was subject to changes in short-term interest rates. In addition, the Company’s pension and postretirement medical benefits costs are subject to changes in interest rates. If interest rates increase in the future, there can be no assurance that future increases in interest expense will not reduce the Company’s overall profitability.

The Company’s credit rating could be negatively impacted by The Coca-Cola Company.

The Company’s credit rating could be significantly impacted by capital management activities of The Coca-Cola Company and/or changes in the credit rating of The Coca-Cola Company. A lower credit rating could significantly increase the Company’s interest costs or could have an adverse effect on the Company’s ability to obtain additional financing at acceptable interest rates or to refinance existing debt.

Changes in legal contingencies could adversely impact the Company’s future profitability.

Changes from expectations for the resolution of outstanding legal claims and assessments could have a material adverse impact on the Company’s profitability and financial condition. In addition, the Company’s failure to abide by laws, orders or other legal commitments could subject the Company to fines, penalties or other damages.

Legislative changes that affect the Company’s distribution and packaging could reduce demand for the Company’s products or increase the Company’s costs.

The Company’s business model is dependent on the availability of the Company’s various products and packages in multiple channels and locations versus those of the Company’s competitors to better satisfy the needs of the Company’s customers and consumers. Laws that restrict the Company’s ability to distribute products in schools and other venues, as well as laws that require deposits for certain types of packages or those that limit the Company’s ability to design new packages or market certain packages, could negatively impact the financial results of the Company.

Additional taxes resulting from tax audits could adversely impact the Company’s future profitability.

An assessment of additional taxes resulting from audits of the Company’s tax filings could have an adverse impact on the Company’s profitability, cash flows and financial condition.

Natural disasters and unfavorable weather could negatively impact the Company’s future profitability.

Natural disasters or unfavorable weather conditions in the geographic regions in which the Company does business could have an adverse impact on the Company’s revenue and profitability. For example, prolonged drought conditions in the geographic regions in which the Company does business could lead to restrictions on the use of water, which could adversely affect the Company’s ability to manufacture and distribute products and the Company’s cost to do so.

Issues surrounding labor relations could adversely impact the Company’s future profitability and/or its operating efficiency.

Approximately 7% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. Two collective bargaining agreements covering approximately 5% of the Company’s employees expire in 2008.

The Company’s ability to change distribution methods and business practices could be negatively affected by United States bottler system disputes.

Recent litigation filed by some United States bottlers of Coca-Cola products indicates that disagreements may exist within the Coca-Cola bottler system concerning distribution methods and business practices. Although the litigation has been resolved, disagreements among various Coca-Cola bottlers could adversely affect the Company’s ability to fully implement its business plans in the future.

Management’s use of estimates and assumptions could have a material effect on reported results.

The Company’s consolidated financial statements and accompanying notes to the consolidated financial statements include estimates and assumptions by management that impact reported amounts. Actual results could materially differ from those estimates.

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools.

A number of states have regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. The impact of restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

The concentration of the Company’s capital stock ownership with the Harrison family limits other stockholders’ ability to influence corporate matters.

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 91.8% of the total voting power of the Company’s outstanding capital stock. In addition, two members of the Harrison family, including Mr. Harrison, III, serve on the Board of Directors of the Company. As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price.

Additionally, as a result of the Harrison family’s significant beneficial ownership of the Company’s outstanding voting stock, the Company has relied on the “controlled company” exemption from certain corporate governance requirements of The Nasdaq Stock Market LLC. This concentration of control limits other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions that the Company’s stockholders do not view as beneficial.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 46 sales distribution centers. The Company owns two production/distribution facilities and 41 sales distribution centers, and leases its corporate headquarters, two other production/distribution facilities and 5 sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party. The Company modified a lease agreement (effective January 1, 2007) for its corporate headquarters and adjacent office building. The modified lease has a fifteen year term and expires in December 2021. Rental payments for these facilities were $3.6 million in 2007.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party for a ten-year term expiring in December 2010. Rental payments under this lease totaled $4.2 million in 2007.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through 2009. Rental payments under this lease totaled $.4 million in 2007.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The lease requires monthly payments through 2017. Rental payments under this lease totaled $.4 million in 2007.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through 2018. Rental payments under this lease totaled $.6 million in 2007.

The Company’s other real estate leases are not material.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production facilities is indicated below:

Production Facilities

Percentage
Location	Utilization*

Charlotte, North Carolina	69%
Mobile, Alabama	51%
Nashville, Tennessee	65%
Roanoke, Virginia	65%

*	Estimated 2008 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 1, 2008 was as follows:

Sales Distribution Facilities

Number of
Region	Facilities

North Carolina	16
South Carolina	6
South Alabama	4
South Georgia	5
Middle Tennessee	3
Western Virginia	4
West Virginia	8

Total	46

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 3,940 vehicles in the sale and distribution of its nonalcoholic beverage products, of which approximately 1,390 are route delivery trucks. In addition, the Company owns approximately 200,800 beverage dispensing and vending machines for the sale of its products in its bottling territories.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2007.

Executive Officers of the Company

The following is a list of names and ages of all the executive officers of the Company indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 53, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

WILLIAM B. ELMORE, age 52, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

HENRY W. FLINT, age 53, is Vice Chairman of the Board of Directors of the Company, a position he has held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

STEVEN D. WESTPHAL, age 53, is Executive Vice President of Operations and Systems, a position to which he was appointed in September 2007. He was Chief Financial Officer from May 2005 to January 2008 and prior to that Vice President and Controller, a position he had held from November 1987.

WILLIAM J. BILLIARD, age 41, is Vice President, Controller and Chief Accounting Officer, a position to which he was appointed on February 20, 2006. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

CLIFFORD M. DEAL, III, age 46, is Vice President, Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 52, is President of ByB Brands, Inc, a wholly-owned subsidiary of the Company that distributes and markets Cinnabon Premium Coffee Lattes and distributes and markets other products developed by the Company, a position he has held since July 2006. Prior to that he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

JAMES E. HARRIS, age 45, is Senior Vice President and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999 he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

KEVIN A. HENRY, age 40, is Assistant to the President and Chief Human Resources Officer, a position he has held since September 2007. Prior to that he was Senior Vice President of Human Resources, a position he held since February 2001. Prior to joining the Company, he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that, he was Director, Human Resources, at Office Depot Inc. beginning in December 1994.

UMESH M. KASBEKAR, age 50, is Senior Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

MELVIN F. LANDIS, III, age 42, is Senior Vice President, Chief Marketing and Customer Officer, a position he has held since December 2006. Prior to that he was Vice President, Marketing and Corporate Customers from July 2006 to December 2006 and Vice President, Customer Management from July 2004 to June 2006. Prior to joining the Company in July 2004, he was employed at The Clorox Company, a manufacturer and marketer of consumer products, from 1994. While at The Clorox Company, he held a number of positions, including Region Sales Manager, Sales Merchandising Manager — Kingsford Charcoal, Director — Corporate Trade and Category Management, Team Leader Wal-Mart/Sam’s and Senior Director — US Grocery Sales.

LAUREN C. STEELE, age 53, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

JOLANTA T. ZWIREK, age 52, is Senior Vice President and Chief Information Officer, a position she has held since June 1999. Prior to joining the Company, she was Vice President and Chief Technology Officer for Bank One during a portion of 1999. Prior to that, she was a Senior Director in the Information Services organization at McDonald’s Corporation, where she was an employee since 1984.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq Global Select Market tier of The Nasdaq Stock Market LLC® under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock.

	Fiscal Year
	2007		2006
	High	Low	High	Low

First quarter	$68.65	$52.62	$47.38	$43.10
Second quarter	58.50	49.78	52.42	43.50
Third quarter	60.95	50.10	63.46	50.20
Fourth quarter	64.19	53.95	69.04	58.50

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2006 and 2007. Common Stock and Class B Common Stock have participated equally in dividends since 1994.

Pursuant to the Company’s Restated Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Restated Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock.

The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

The number of stockholders of record of the Common Stock and Class B Common Stock, as of February 29, 2008, was 3,401 and 11, respectively.

On February 27, 2008, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company. This award was approved by the Company’s stockholders in 1999. The shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 27, 2002 and ending December 30, 2007. The peer group is comprised of Anheuser-Busch Companies, Inc.; Cadbury Schweppes plc (ADS); Coca-Cola Enterprises Inc.; The Coca-Cola Company; Cott Corporation; National Beverage Corp.; PepsiCo, Inc.; Pepsi Bottling Group, Inc. and PepsiAmericas.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on December 27, 2002 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 27, 2002 with dividends reinvested

	12/27/02	12/26/03	12/31/04	12/30/05	12/29/06	12/28/07
Coca-Cola Bottling Co. Consolidated (CCBCC)	$100	$86	$94	$73	$118	$104
S&P 500®	$100	$127	$143	$150	$174	$185
Peer Group	$100	$114	$114	$117	$134	$169

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended December 30, 2007. The data for the five years ended December 30, 2007 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof.

SELECTED FINANCIAL DATA*

	Fiscal Year**
In thousands (except per share data)	2007	2006	2005	2004	2003

Summary of Operations
Net sales	$1,435,999	$1,431,005	$1,380,172	$1,267,227	$1,220,403

Cost of sales	814,865	808,426	761,261	666,534	640,434
Selling, delivery and administrative expenses	538,806	537,365	525,903	513,227	493,593
Amortization of intangibles	445	550	880	3,117	3,105

Total costs and expenses	1,354,116	1,346,341	1,288,044	1,182,878	1,137,132

Income from operations	81,883	84,664	92,128	84,349	83,271
Interest expense	47,641	50,286	49,279	43,983	41,914
Minority interest	2,003	3,218	4,097	3,816	3,297

Income before income taxes	32,239	31,160	38,752	36,550	38,060
Income taxes	12,383	7,917	15,801	14,702	7,357

Net income	$19,856	$23,243	$22,951	$21,848	$30,703

Basic net income per share:
Common Stock	$2.18	$2.55	$2.53	$2.41	$3.40
Class B Common Stock	$2.18	$2.55	$2.53	$2.41	$3.40
Diluted net income per share:
Common Stock	$2.17	$2.55	$2.53	$2.41	$3.40
Class B Common Stock	$2.17	$2.54	$2.53	$2.41	$3.40
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding:
Common Stock	6,644	6,643	6,643	6,643	6,643
Class B Common Stock	2,480	2,460	2,440	2,420	2,400
Weighted average number of common shares outstanding — assuming dilution:
Common Stock	9,141	9,120	9,083	9,063	9,043
Class B Common Stock	2,497	2,477	2,440	2,420	2,400
Year-End Financial Position
Total assets	$1,291,799	$1,364,467	$1,341,839	$1,314,063	$1,349,920

Current portion of debt	7,400	100,000	6,539	8,000	17,678

Current portion of obligations under capital leases	2,602	2,435	1,709	1,826	1,337

Obligations under capital leases	77,613	75,071	77,493	79,202	44,226

Long-term debt	591,450	591,450	691,450	700,039	785,039

Stockholders’ equity	120,504	93,953	75,134	64,439	52,472

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

**	All years presented are 52-week fiscal years except 2004 which was a 53-week year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with Coca-Cola Bottling Co. Consolidated’s (the “Company”) consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•	Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the three years ended 2007.

•	Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for the three years presented in the consolidated financial statements.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of the last two years as presented in the consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.

The fiscal years presented are the 52-week periods ended December 30, 2007, December 31, 2006 and January 1, 2006. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated statements of operations and consolidated statements of cash flows for fiscal years 2007, 2006 and 2005 and the consolidated balance sheets at December 30, 2007 and December 31, 2006 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are primarily carbonated beverages, including energy products. Still beverages are primarily noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of $1.4 billion in 2007.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last three years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sales of sugar sparkling beverages has generally been offset by growth in other nonalcoholic beverage product categories. The sparkling beverage category (including energy products) represents 83% of the Company’s 2007 bottle/can net sales.

The Company’s net sales by product category were as follows:

	Fiscal Year
In thousands	2007	2006	2005

Product Category
Bottle/can sales:
Sparkling beverages (including energy products)	$1,007,583	$1,009,652	$997,301
Still beverages	201,952	180,004	166,487

Total bottle/can sales	1,209,535	1,189,656	1,163,788

Other sales:
Sales to other Coca-Cola bottlers	127,478	152,426	134,656
Post-mix and other	98,986	88,923	81,728

Total other sales	226,464	241,349	216,384

Total net sales	$1,435,999	$1,431,005	$1,380,172

Areas of Emphasis

Key priorities for the Company include revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.

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

Product Innovation and Beverage Portfolio Expansion

Sparkling beverage volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company introduced the following new products during 2007: smartwater, vitaminwater, vitaminenergy, Gold Peak and Country Breeze tea products, Diet Coke Plus, Dasani Plus, juice products from FUZE (a subsidiary of The Coca-Cola Company) and V8 juice products from Campbell’s. The Company also modified its energy product portfolio in 2007 with the addition of NOS© products from FUZE and energy drinks from BooKoo Beverages.

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

The Company has invested in its own brand portfolio with products such as Respect, a vitamin and mineral enhanced beverage, Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze tea and diet Country Breeze tea, its own energy drink and became the exclusive licensee of Cinnabon Premium Coffee Lattes in the United States. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional franchise territory. While the growth prospects of Company-owned or exclusive licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

The Company has also fostered innovation as evidenced by the development of specialty packaging for customers, the conversion of a portion of the Company’s operations to the CooLift® delivery system and, in the second quarter of 2007, the implementation of a service module for the automation, scheduling, installation, delivery and repair of cold drink dispensing equipment enhancing the Company’s enterprise resource planning software platform (SAP) already in use. In 2008, the Company will implement an automated order assembly system in its Charlotte production facility.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $194.9 million, $193.8 million and $183.1 million in 2007, 2006 and 2005, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

The Company has three primary delivery systems for its current business:

•	bulk delivery for large supermarkets, mass merchandisers and club stores;

•	advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premises accounts; and

•	full service delivery for its full service vending customers.

In 2006, the Company began changing its delivery method for its route delivery system. Historically, the Company loaded its trucks at a warehouse with products the route delivery employee would deliver. The delivery employee was responsible for pulling the required products off a side load truck at each customer location to fill the customer’s order. The Company began using a new CooLift® delivery system in 2006 in a portion of the Company’s territory which involves pre-building orders in the warehouse on a small pallet the delivery employee can roll off a truck directly into the customer’s location. The CooLift® delivery system involves the use of a rear loading truck rather than a conventional side loading truck. The Company anticipates the implementation of this delivery system will continue over the next several years. This rollout required additional capital spending for the rear loading delivery vehicle. The Company anticipates that this change in delivery methodology will result in significant savings in future years and more efficient delivery of a greater number of products.

Distribution cost management will continue to be a key area of emphasis for the Company.

Productivity

A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor productivity and asset productivity. On February 2, 2007, the Company initiated a restructuring plan to simplify and streamline its operating management structure, which included a separation of the sales function from the delivery function to provide dedicated focus on each function and enhanced productivity in the future. The Company continues to focus on its supply chain and distribution functions for ongoing opportunities to improve productivity.

Overview of Operations and Financial Condition

The following is a summary of key information concerning the Company’s financial results for the three years ended December 30, 2007.

	Fiscal Year
In thousands (except per share data)	2007		2006		2005

Net sales	$1,435,999		$1,431,005		$1,380,172
Gross margin	621,134		622,579		618,911	(3)
S,D&A expenses	538,806	(1)	537,365		525,903	(4)
Income from operations	81,883		84,664		92,128	(3)(4)
Interest expense	47,641		50,286		49,279	(5)
Income before income taxes	32,239	(1)	31,160		38,752	(3)(4)(5)
Income taxes	12,383		7,917	(2)	15,801
Net income	19,856	(1)	23,243	(2)	22,951	(3)(4)(5)
Basic net income per share:
Common Stock	$2.18		$2.55		$2.53
Class B Common Stock	$2.18		$2.55		$2.53
Diluted net income per share:
Common Stock	$2.17		$2.55		$2.53
Class B Common Stock	$2.17		$2.54		$2.53

(1)	Results for 2007 included restructuring costs of $2.8 million (pre-tax), or $1.7 million after tax, related to the simplification of the Company’s operating management structure to improve operating efficiencies across its business, which were reflected in S,D&A expenses.

(2)	Results for 2006 included a favorable adjustment of $4.9 million related to agreements with two state taxing authorities to settle certain prior tax positions resulting in the reduction of the valuation allowance on related deferred tax assets and the reduction of the liability for uncertain tax positions, which was reflected as a reduction of income tax expense.

(3)	Results for 2005 included a favorable adjustment of $7.0 million (pre-tax), or $4.2 million after tax, related to the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.

(4)	Results for 2005 included a favorable adjustment of $1.1 million (pre-tax), or $.7 million after tax, related to an adjustment of amounts accrued for certain executive benefits due to the resignation of an executive, which was reflected as a reduction to S,D&A expenses.

(5)	Results for 2005 included financing transaction costs of $1.7 million (pre-tax), or $1.0 million after tax, related to the exchange of $164.8 million of the Company’s debt and the redemption of $8.6 million of debentures, which were reflected in interest expense.

The Company’s net sales grew 4.0% from 2005 to 2007. The net sales increase was primarily due to an increase in average sales price per bottle/can unit of 4.0%.

The Company has seen declines in the demand for sugar sparkling beverages (other than energy products) over the past several years and anticipates this trend may continue. The Company anticipates overall bottle/can sales growth will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, enhanced water, tea and energy products as well as the introduction of new beverage products and the appropriate pricing of brands and packages within sales channels.

Gross margin dollars increased .4% from 2005 to 2007. The Company’s gross margin as a percentage of net sales declined from 44.8% in 2005 to 43.3% in 2007. The decrease in gross margin percentage was primarily due to higher raw material costs, partially offset by higher sales price per unit and increases in marketing funding from The Coca-Cola Company.

S,D&A expenses increased 2.5% from 2005 to 2007. The increase in S,D&A expenses was primarily attributable to increases in employee compensation of 8% and fuel costs of 8%. Employee benefit plan costs decreased by approximately 9% primarily due to the amendment of the principal Company-sponsored pension plan and changes to the Company’s postretirement health care plan, offset by increases in the Company’s 401(k) Savings Plan contributions.

Income from operations decreased 11.1% from 2005 to 2007 as S,D&A expenses increased more than the increase in gross margin.

Net interest expense decreased 3.3% in 2007 compared to 2005. The decrease was primarily due to an increase in interest earned on short-term investments. The overall weighted average interest rate was 6.7% for 2007 compared to 6.4% for 2005. Interest expense in 2005 included $1.7 million of financing transaction costs related to the exchange of $164.8 million of the Company’s debt and the redemption of $8.6 million of debentures. Excluding the impact of the $1.7 million of financing costs, the overall weighted average interest rate for 2005 was 6.2%. Interest earned on short-term cash investments in 2007 was $2.7 million compared to $.4 million in 2005.

Income tax expense decreased 21.6% from 2005 to 2007 primarily due to lower pre-tax income and increased deductions for qualified production activities provided within the American Jobs Creation Act of 2004. The Company’s effective income tax rate was 38.4% for 2007 compared to 40.8% for 2005.

Net debt and capital lease obligations were summarized as follows:

	Dec. 30,	Dec. 31,	Jan. 1,
In thousands	2007	2006	2006

Debt	$598,850	$691,450	$697,989
Capital lease obligations	80,215	77,506	79,202

Total debt and capital lease obligations	679,065	768,956	777,191
Less: Cash and cash equivalents	9,871	61,823	39,608

Total net debt and capital lease obligations(1)	$669,194	$707,133	$737,583

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

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

The Company has not made changes in any critical accounting policies during 2007. Any significant changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital spending strategy could result in the actual useful lives differing from the Company’s current estimates. Factors such as changes in the planned use of manufacturing equipment, cold drink dispensing equipment, transportation equipment, warehouse facilities or software could also result in shortened useful lives. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company depreciates the net book value in excess of the estimated salvage value over its revised remaining useful life.

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

Impairment Testing of Franchise Rights and Goodwill

SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test as of the end of the third quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions that could result in impairment.

For the annual impairment analysis of franchise rights, the fair value for the Company’s acquired franchise rights is estimated using a multi-period excess earnings approach. This approach involves projecting future earnings, discounting those estimated earnings using an appropriate discount rate and subtracting a contributory charge for net working capital; property, plant and equipment; assembled workforce and customer relationships to arrive at excess earnings attributable to franchise rights. The present value of the excess earnings attributable to franchise rights is their estimated fair value and is compared to their carrying value on an aggregated basis. As a result of this analysis, there was no impairment of the Company’s recorded franchise rights in 2007, 2006 or 2005. The projection of earnings includes a number of assumptions such as projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the excess earnings attributable to franchise rights could materially impact the fair value estimate.

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

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill will be considered not to be impaired and the second step of the SFAS No. 142 impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2007, 2006 or 2005. The discounted cash flow analysis includes a number of assumptions such as weighted average cost of capital, projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimates.

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

In addition to a valuation allowance related to state net operating loss carryforwards, the Company records liabilities for uncertain tax positions principally related to state income taxes and certain federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statutes of limitations and/or settlements with individual state or federal jurisdictions may result in material adjustments to these estimates in the future. The Company recorded adjustments to its valuation allowance and reserve for uncertain tax positions in 2006 as a result of settlements reached with certain states on a basis more favorable than previously estimated. The Company did not record any adjustment to its valuation allowance and reserve for uncertain tax positions in 2007 as a result of settlements with any states.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) during 2007. See Note 14 of the consolidated financial statements for additional information.

Risk Management Programs

In general, the Company is self-insured for the costs of workers’ compensation, employment practices, vehicle accident claims and medical claims. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 30, 2007, these letters of credit totaled $21.4 million.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans changed from 5.75% in 2006 to 6.25% in 2007. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The annual expense for Company-sponsored pension plans decreased from $11.8 million in 2005 to $.2 million in 2007.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In thousands	.25% Increase	.25% Decrease

(Decrease) increase in:
Projected benefit obligation at December 30, 2007	$(6,924)	$7,355
Net periodic pension cost in 2007	(756)	795

The weighted average expected long-term rate of return of plan assets was 8% for 2005, 2006 and 2007. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at December 30, 2007 and December 31, 2006, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets was 8.6% and 13.0% for 2007 and 2006, respectively.

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

In October 2005, the Company announced changes to its postretirement health care plan. Due to these changes the Company’s expense and liability related to its postretirement health care plan were reduced. Both the expense and liability for postretirement health care benefits are subject to actuarial determination and include numerous variables that affect the impact of the changes. The annual expense for the postretirement health care plan decreased from $4.5 million in 2005 to $2.0 million in 2007.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation also changed from 5.75% in 2006 to 6.25% in 2007. The discount rate for 2007 was derived using the Citigroup Pension Discount Curve which is a set of yields on hypothetical double-A zero-coupon bonds with maturities up to 30 years. Projected benefit payouts from each plan are matched to the Citigroup Pension Discount Curve and an equivalent flat discount rate is derived and then rounded to the nearest quarter percent.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	.25% Increase	.25% Decrease

(Decrease) increase in:
Postretirement benefit obligation at December 30, 2007	$(850)	$889
Service cost and interest cost in 2007	11	(11)

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease

Increase (decrease) in:
Postretirement benefit obligation at December 30, 2007	$3,881	$(3,367)
Service cost and interest cost in 2007	335	(289)

New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”). This Statement was effective for the year ending December 31, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which will be effective for the year ending December 28, 2008. The impact of the adoption of this Statement in 2006 was to increase the Company’s pension and postretirement liabilities by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect of $1.6 million. The Company will adopt the measurement date provisions of SFAS No. 158 on the first day of fiscal 2008 and will use the “one measurement” approach. The impact of the adoption will not be material to the consolidated financial statements. See Note 15 and Note 17 of the consolidated financial statements for additional information.

In June 2006, FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FSP FIN 48-1 which provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 were effective as of January 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other nonfinancial assets and liabilities, the Statement is effective in the first quarter of 2009. The adoption of this Statement will not have a material impact on the consolidated financial statements. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective at the beginning of the first quarter of 2008. The Company has not applied the fair value option to any of its outstanding instruments and, therefore, the Statement is not expected to have an impact on the consolidated financial statements.

Recently Issued Pronouncements

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this Statement, other than changes in financial statement presentation, will have a material impact on the consolidated financial statements.

In December 2007, FASB revised SFAS No. 141, “Business Combinations” (SFAS No. 141(R)). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for fiscal years beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

Results of Operations

2007 Compared to 2006

A summary of key information concerning the Company’s financial results for 2007 and 2006 follows:

	Fiscal Year
In thousands (except per share data)	2007		2006		Change	% Change

Net sales	$1,435,999		$1,431,005		$4,994	.3
Gross margin	621,134		622,579		(1,445)	(.2)
S,D&A expenses	538,806	(1)	537,365		1,441	.3
Interest expense	47,641		50,286		(2,645)	(5.3)
Minority interest	2,003		3,218		(1,215)	(37.8)
Income before income taxes	32,239	(1)	31,160		1,079	3.5
Income taxes	12,383		7,917	(2)	4,466	56.4
Net income	19,856	(1)	23,243	(2)	(3,387)	(14.6)
Basic net income per share:
Common Stock	$2.18		$2.55		$(.37)	(14.5)
Class B Common Stock	$2.18		$2.55		$(.37)	(14.5)
Diluted net income per share:
Common Stock	$2.17		$2.55		$(.38)	(14.9)
Class B Common Stock	$2.17		$2.54		$(.37)	(14.6)

(1)	Results for 2007 included restructuring costs of $2.8 million (pre-tax), or $1.7 million after tax, related to the simplification of the Company’s operating management structure to improve operating efficiencies across its business, which were reflected in S,D&A expenses.

(2)	Results for 2006 included a favorable adjustment of $4.9 million related to agreements with two state taxing authorities to settle certain prior tax positions resulting in the reduction of the valuation allowance on related deferred tax assets and the reduction of the liability for uncertain tax positions, which was reflected as a reduction of income tax expense.

Net Sales

Net sales increased $5.0 million, or .3%, to $1.44 billion in 2007 compared to $1.43 billion in 2006.

The increase in net sales was a result of the following:

Amount	Attributable to:
(In millions)

$(16.4)	10.8% decrease in volume of sales to other Coca-Cola bottlers (“bottler sales”) primarily due to a decrease in volume of energy drinks offset partially by an increase in volume of tea products
13.9	2.1% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for bottled water
(8.5)	6.2% decrease in bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have higher sales price per unit)
6.0	Increase in bottle/can sales due to an increase in still beverage volume as a percentage of total volume (still beverages generally have higher sales price per unit)
4.2	5.8% increase in sales price per unit of post-mix
3.1	Increase in delivery fees to certain customers
2.7	Other

$5.0	Total increase in net sales

In 2007, the Company’s bottle/can volume to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per unit can increase without an actual increase in wholesale pricing. The increase in the Company’s bottle/can net price per unit in 2007 compared to 2006 was primarily due to higher prices for sparkling beverages offset by a decrease in net pricing of bottled water in the supermarket channel. During the first half of 2007, the Company produced the energy drink, Full Throttle, for many of the Coca-Cola bottlers in the eastern half of the United States. During the second half of 2007, most of these Coca-Cola bottlers found an alternative source for the product.

Product category sales volume in 2007 and 2006 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	2007	2006	% Increase (Decrease)

Sparkling beverages (including energy products)	85.1%	86.7%	(1.8)
Still beverages	14.9%	13.3%	12.1

Total bottle/can volume	100.0%	100.0%	—

Product innovation will continue to be an important factor impacting the Company’s overall bottle/can revenue in the future. Beginning in the first quarter of 2007, the Company began distribution of Enviga and Gold Peak, new tea products from The Coca-Cola Company, and distribution of two of its own products, Respect and Tum-E Yummies. Respect is an all-natural, vitamin enhanced beverage, while Tum-E Yummies is a vitamin C enhanced flavored drink. Beginning in the second quarter of 2007, the Company began distribution of Diet Coke Plus, a vitamin enhanced cola, and Dasani Plus, an enhanced water beverage, two new products from The Coca-Cola Company, and distribution of BooKoo energy products. Beginning in the third quarter of 2007, the Company began distribution of NOS© products (energy drinks from FUZE), juice products from FUZE, V8 juice products from Campbell’s and Country Breeze tea products. In the fourth quarter of 2007, the Company began distribution of Energy Brands Inc. products. Energy Brands Inc., also known as glacéau, is a wholly-owned subsidiary of The Coca-Cola Company which produces branded enhanced beverages including vitaminwater, smartwater and vitaminenergy.

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2007, approximately 68% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume during 2007. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume in 2007. All of the Company’s sales are to customers in the United States.

The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The Company initiated this delivery fee in October 2005. The delivery fee is recorded in net sales and was $6.7 million and $3.6 million in 2007 and 2006, respectively.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased .8%, or $6.4 million, to $814.9 million in 2007 compared to $808.4 million in 2006. The increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In millions)

$43.4	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
(15.9)	10.8% decrease in bottler sales volume primarily due to a decrease in volume of energy drinks offset partially by an increase in volume of tea products
(13.7)	Increase in marketing funding received primarily from The Coca-Cola Company
(9.5)	6.2% decrease in bottler sales cost per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have higher cost per unit)
5.3	Increase in bottle/can cost due to an increase in still beverage volume as a percentage of total volume (still beverages generally have higher cost per unit)
(3.9)	Decrease in manufacturing overhead costs
0.7	Other

$6.4	Total increase in cost of sales

Beginning in the first quarter of 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. The cost of aluminum cans increased approximately 18% in 2007. High fructose corn syrup costs also increased significantly during 2007 as a result of increasing demand for corn products around the world such as for ethanol production. The cost of high fructose corn syrup increased approximately 21% in 2007. During 2008, the Company expects raw material costs to increase less than they did in 2007, but to remain above historical averages.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $46.9 million for 2007 compared to $33.2 million for 2006.

Gross Margin

Gross margin dollars decreased .2%, or $1.4 million, to $621.1 million in 2007 compared to $622.6 million in 2006. Gross margin as a percentage of net sales decreased to 43.3% in 2007 from 43.5% in 2006.

The decrease in gross margin was primarily the result of the following:

Amount	Attributable to:
(In millions)

$(43.4)	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
13.9	2.1% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for water
13.7	Increase in marketing funding received primarily from The Coca-Cola Company
3.9	Decrease in manufacturing overhead costs
4.2	5.8% increase in sales price per unit of post-mix
3.1	Increase in delivery fees to certain customers
3.2	Other

$(1.4)	Total decrease in gross margin

The decrease in gross margin percentage was primarily due to higher raw material costs, partially offset by higher bottle/can sales price per unit, increases in marketing funding from The Coca-Cola Company and reduced manufacturing overhead costs.

The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses

S,D&A expenses include the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal control services, human resources and executive management costs.

S,D&A expenses increased by $1.4 million, or .3%, to $538.8 million in 2007 from $537.4 million in 2006.

The increase in S,D&A expenses was primarily due to the following:

Amount	Attributable to:
(In millions)

$5.4	Increase in employee related expenses primarily related to wage increases
2.8	Restructuring costs related to the simplification of the Company’s operating management structure and reduction in work force in order to improve operating efficiencies
(1.9)	Decrease in property and casualty claims and insurance costs
(1.6)	Decrease in employee benefit costs primarily due to the amendment of the principal Company-sponsored pension plan, net of increases in the Company’s 401(k) Savings Plan contributions and health insurance expenses
(1.6)	Gain on sale of aviation equipment
(1.7)	Other

$1.4	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $194.9 million and $193.8 million in 2007 and 2006, respectively. The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The Company initiated this delivery fee in October 2005. The delivery fee is recorded in net sales and was $6.7 million and $3.6 million in 2007 and 2006, respectively.

On February 2, 2007, the Company initiated plans to simplify its management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consisted primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. The Company incurred $2.8 million in restructuring expenses in 2007. The Company anticipates that there will be no additional restructuring expenses in 2008.

In February 2006, the Company announced an amendment to its principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. Net periodic pension expense decreased to $.2 million in 2007 from $8.1 million in 2006. The Company also announced in February 2006 plans to enhance its 401(k) Savings Plan for eligible employees beginning in the first quarter of 2007. The Company’s expense related to its 401(k) Savings Plan increased to $8.5 million in 2007 from $4.7 million in 2006.

Amortization of Intangibles

Amortization of intangibles expense for 2007 was unchanged compared to 2006.

Interest Expense

Net interest expense decreased 5.3%, or $2.6 million in 2007 compared to 2006. The decrease in interest expense in 2007 was primarily due to an increase in interest earned on short-term investments. Interest earned on short-term investments in 2007 was $2.7 million compared to $1.4 million in 2006. The overall weighted average interest rate was 6.7% for 2007 compared to 6.6% for 2006. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest

The Company recorded minority interest of $2.0 million in 2007 compared to $3.2 million in 2006 related to the portion of Piedmont owned by The Coca-Cola Company. The decreased amount in 2007 was due to lower net income at Piedmont.

Income Taxes

The Company’s effective income tax rate for 2007 was 38.4% compared to 25.4% in 2006. The lower effective tax rate in 2006 compared to 2007 resulted primarily from agreements reached with two state taxing authorities in 2006. See Note 14 of the consolidated financial statements for additional information.

The adoption of FIN 48 and FSP FIN 48-1 effective January 1, 2007, did not have a material impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information related to the implementation of FIN 48 and FSP FIN 48-1.

In 2006, the Company reached agreements with two state taxing authorities to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the valuation allowance on related deferred tax assets by $2.6 million and reduced the liability for uncertain tax positions by $2.3 million in 2006. This $4.9 million adjustment was reflected as a reduction of income tax expense in 2006. Also during 2006, the Company increased the liability for uncertain tax positions by $.5 million to reflect an interest accrual and an adjustment of the reserve for uncertain tax positions. The net effect of adjustments to the valuation allowance and liability for uncertain tax positions during 2006 was a reduction in income tax expense of $4.4 million.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

2006 Compared to 2005

A summary of key information concerning the Company’s financial results for 2006 and 2005 follows:

	Fiscal Year
In thousands (except per share data)	2006		2005		Change	% Change

Net sales	$1,431,005		$1,380,172		$50,833	3.7
Gross margin	622,579		618,911	(2)	3,668	.6
S,D&A expenses	537,365		525,903	(3)	11,462	2.2
Interest expense	50,286		49,279	(4)	1,007	2.0
Income before income taxes	31,160		38,752	(2)(3)(4)	(7,592)	(19.6)
Income taxes	7,917	(1)	15,801		(7,884)	(49.9)
Net income	23,243	(1)	22,951	(2)(3)(4)	292	1.3
Basic net income per share:
Common Stock	$2.55		$2.53		$.02	.8
Class B Common Stock	$2.55		$2.53		$.02	.8
Diluted net income per share:
Common Stock	$2.55		$2.53		$.02	.8
Class B Common Stock	$2.54		$2.53		$.01	.4

(1)	Results for 2006 included a favorable adjustment of $4.9 million related to agreements with two state taxing authorities to settle certain prior tax positions resulting in the reduction of the valuation allowance on related deferred tax assets and the reduction of the liability for uncertain tax positions, which was reflected as a reduction of income tax expense.

(2)	Results for 2005 included a favorable adjustment of $7.0 million (pre-tax), or $4.2 million after tax, related to the settlement of high fructose corn syrup litigation, which was reflected as a reduction in cost of sales.

(3)	Results for 2005 included a favorable adjustment of $1.1 million (pre-tax), or $.7 million after tax, related to an adjustment of amounts accrued for certain executive benefits due to the resignation of an executive, which was reflected as a reduction to S,D&A expenses.

(4)	Results for 2005 included financing transaction costs of $1.7 million (pre-tax), or $1.0 million after tax, related to the exchange of $164.8 million of the Company’s debt and the redemption of $8.6 million of debentures, which was reflected in interest expense.

Net Sales

Net sales increased $50.8 million, or approximately 3.7%, to $1.43 billion in 2006 compared to $1.38 billion in 2005.

The increase in net sales was a result of the following:

Amount	Attributable to:
(In millions)

$17.8	13% increase in bottler sales primarily related to higher pricing per unit for Full Throttle
13.3	.6% increase in bottle/can sales volume primarily due to growth in energy products and water products offset by decreased volume in sugar sparkling beverages
12.6	2% increase in bottle/can sales price per unit
2.9	Increase in delivery fee revenue
1.8	2% increase in post-mix sales primarily related to an increase in sales price per unit
2.4	Other

$50.8	Total increase in net sales

In 2006, the Company’s bottle/can volume to retail customers accounted for 83% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent the Company is able to increase volume in higher margin packages sold through higher margin channels, bottle/can net pricing per unit can increase without an actual increase in wholesale pricing. The increase in the Company’s bottle/can net price per unit in 2006 compared to 2005 was primarily due to higher prices for energy products and sports drinks offset by a decrease in pricing in the supermarket channel in response to competitive pressures and ongoing pricing pressures in the bottled water category. Energy products comprised .7% of the overall bottle/can volume in 2006 compared to .5% in 2005.

Product category sales volume in 2006 and 2005 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	2006	2005	% Increase (Decrease)

Sparkling beverages (including energy products)	86.7%	87.9%	(.7)
Still beverages	13.3%	12.1%	10.1

Total bottle/can sales volume	100.0%	100.0%	.6

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

Cost of Sales

Cost of sales increased 6.2%, or $47.2 million, to $808.4 million in 2006 compared to $761.2 million in 2005. The increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In millions)

$24.6	4% increase in raw material costs (primarily concentrate, sweetener and packaging costs)
10.8	Increase in other manufacturing costs
7.0	Increase due to 2005 settlement of high fructose corn syrup litigation
4.8	Increase due to higher sales volume
(4.3)	Increase in marketing funding received primarily from The Coca-Cola Company
4.3	Other

$47.2	Total increase in cost of sales

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

The increase in gross margin was primarily the result of the following:

Amount	Attributable to:
(In millions)

$(24.6)	4% increase in raw material costs (primarily concentrate, sweetener and packaging cost)
19.5	15% increase in average sales price per unit for bottler sales related to growth in sales of energy products
12.6	2% increase in average bottle/can price per unit
(10.8)	Increase in manufacturing costs
(7.0)	Decrease as the result of proceeds received in 2005 from high fructose corn syrup litigation
6.2	Increase in bottle/can sales volume
4.3	Increase in marketing funding received primarily from The Coca-Cola Company
2.9	Increase in delivery fee revenue
.6	Other

$3.7	Total increase in gross margin

The decreases in gross margin percentage resulted primarily from higher raw material costs and higher manufacturing costs in 2006 and the high fructose corn syrup litigation proceeds received in 2005.

S,D&A Expenses

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

Interest Expense

Net interest expense increased 2.0%, or $1.0 million, to $50.3 million in 2006 from $49.3 million in 2005. The change primarily reflected higher interest rates on the Company’s floating rate debt partially offset by a $1.0 million increase in interest earned on short-term cash investments in 2006. Interest expense in 2005 included $1.7 million of financing transaction costs related to the exchange of $164.8 million of the Company’s debt and the redemption of $8.6 million of debentures. Excluding the impact of the $1.7 million financing transaction costs, the Company’s overall weighted average interest rate increased to 6.6% during 2006 from 6.2% during 2005. See the “Liquidity and Capital Resources — Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest

The Company recorded minority interest of $3.2 million in 2006 compared to $4.1 million in 2005 related to the portion of Piedmont owned by The Coca-Cola Company. The decreased amount in 2006 was due to unfavorable changes in operating results at Piedmont.

Income Taxes

The Company’s effective income tax rate for 2006 was 25.4% compared to 40.8% in 2005. The deduction for qualified production activities provided within the American Jobs Creation Act of 2004 reduced the Company’s effective income tax rate by approximately 1.9% in 2006.

In 2006, the Company reached agreements with two state taxing authorities to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the valuation allowance on related deferred tax assets by $2.6 million and reduced the liability for uncertain tax positions by $2.3 million in 2006. This $4.9 million adjustment was reflected as a reduction of income tax expense in 2006. Also during 2006, the Company increased the liability for uncertain tax positions by $.5 million to reflect an interest accrual and an adjustment of the reserve for uncertain tax positions. The net effect of adjustments to the valuation allowance and liability for uncertain tax positions during 2006 was a reduction in income tax expense of $4.4 million.

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

Financial Condition

Total assets decreased to $1.29 billion at December 30, 2007 from $1.36 billion at December 31, 2006 primarily due to decreases in cash and cash equivalents and property, plant and equipment, net. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years. Cash and cash equivalents decreased as cash on hand on November 1, 2007 was used, along with borrowing under the Company’s lines of credit, to repay $100 million of debentures.

Net working capital, defined as current assets less current liabilities, increased by $40.8 million from December 31, 2006 to December 30, 2007.

Significant changes in net working capital from December 31, 2006 to December 30, 2007 were as follows:

•	A decrease in cash and cash equivalents of $52.0 million primarily due to the payment of $100 million of debentures in November 2007.

•	A decrease in current portion of debt of $92.6 million primarily due to the payment of $100 million of debentures in November 2007.

•	An increase in accounts payable, trade of $7.3 million primarily due to timing of payments.

•	A decrease in accounts payable to The Coca-Cola Company of $10.2 million primarily due to timing of payments.

Debt and capital lease obligations were $679.1 million as of December 30, 2007 compared to $769.0 million as of December 31, 2006. Debt and capital lease obligations as of December 30, 2007 and December 31, 2006 included $80.2 million and $77.5 million, respectively, of capital lease obligations related primarily to Company facilities.

The Company recorded a minimum pension liability adjustment of $4.3 million, net of tax, as of January 1, 2006 to reflect the difference between the fair market value of the Company’s pension plan assets and the accumulated benefit obligation of the pension plans. The Company recorded a minimum pension liability adjustment of $5.4 million, net of tax, as of December 31, 2006 as a result of the plan curtailment discussed in Note 17 to the consolidated financial statements. The Company adopted the provisions of SFAS No. 158 at the end of 2006. Pension and postretirement liabilities were adjusted to reflect the excess of the projected benefit obligation (pension) and the accumulated postretirement benefit obligation (postretirement medical) over available plan assets. The total SFAS No. 158 adjustment to increase benefit liabilities was $2.6 million, net of tax, with a corresponding adjustment to other comprehensive loss. There were no contributions to the Company’s pension plans in 2007. Contributions to the Company’s pension plans were $.5 million in 2006. The Company anticipates that contributions to the principal Company-sponsored pension plan in 2008 will be approximately $3.4 million.

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

As of December 30, 2007, the Company had $200 million available under its revolving credit facility to meet its cash requirements. The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at December 30, 2007, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks.

The Company used cash on hand and availability under its lines of credit to satisfy the $100 million maturity of debentures in November 2007.

The Company expects to use cash flow generated from operations, its $200 million revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures under its shelf registration statement, to repay or refinance debentures maturing in May and July 2009.

The Company has obtained the majority of its long-term debt financing other than capital leases from the public markets. As of December 30, 2007, the Company’s total outstanding balance of debt and capital lease obligations was $679.1 million of which $591.5 million was financed through publicly offered debt. The Company had capital lease obligations of $80.2 million and $7.4 million due on its lines of credit as of December 30, 2007. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Cash Sources and Uses

The primary source of cash for the Company has been cash provided by operating activities and borrowings on available lines of credit. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, income tax payments and dividends.

A summary of cash activity for 2007 and 2006 follows:

	Fiscal Year
In millions	2007	2006

Cash sources
Cash provided by operating activities (excluding income tax payments)	$116.9	$120.1
Other	8.7	2.4

Total cash sources	$125.6	$122.5

Cash uses
Capital expenditures	$48.2	$63.2
Investment in plastic bottle manufacturing cooperative	3.4	2.3
Payment of debt and capital lease obligations	95.1	8.2
Income tax payments	21.4	17.2
Dividends	9.1	9.1
Other	.4	.3

Total cash uses	$177.6	$100.3

Increase (decrease) in cash	$(52.0)	$22.2

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $10 million and $15 million in 2008. The cash requirement for income taxes in 2006 included $5 million related to the settlement of a state tax audit accrued in 2005.

Investing Activities

Additions to property, plant and equipment during 2007 were $48.2 million compared to $63.2 million in 2006. Capital expenditures during 2007 were funded with cash flows from operations, cash on hand and borrowings on the lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

The Company anticipates that additions to property, plant and equipment in 2008 will be in the range of $55 million to $70 million and plans to fund such additions through cash flows from operations, its available lines of credit and proceeds from the sale of closed facilities.

Financing Activities

On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10%

required for the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. There were no amounts outstanding under the revolving credit facilities at December 30, 2007 and December 31, 2006.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at December 30, 2007, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the lines of credit are not available. On December 30, 2007, $7.4 million was outstanding under the lines of credit. On December 31, 2006, there was no amount outstanding under the lines of credit.

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

The Company expects to use cash flow generated from operations, its $200 million revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures under its shelf registration statement, to repay or refinance debentures maturing in May and July 2009.

The Company currently provides financing for Piedmont under the terms of an agreement that expires on December 31, 2010. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus .50%. The loan balance at December 30, 2007 was $77.4 million and was eliminated in consolidation.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.

At December 30, 2007, the Company’s credit ratings were as follows:

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

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2006, effective January 1, 2007, under a restricted stock award plan that provides for annual awards of such shares subject to the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan.

The Company’s only share-based compensation is the restricted stock award to Mr. Harrison, III. The award provides the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved for each year. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for 2007, were set in the first quarter of 2007, and the Company recorded the 20,000 share award at the grant-date price of $58.53 per share. Total stock compensation expense was $1.2 million in 2007. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing entities and has guaranteed $45.4 million of debt and related lease obligations for these entities as of December 30, 2007. In addition, the Company has an equity ownership in each of the entities. As of December 30, 2007, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $66.8 million including the Company’s equity interest. See Note 13 of the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 30, 2007:

	Payments Due by Period
					2013 and
In thousands	Total	2008	2009-2010	2011-2012	Thereafter

Contractual obligations:
Total debt, net of interest	$598,850	$7,400	$176,693	$150,000	$264,757
Capital lease obligations, net of interest	80,215	2,602	5,754	6,581	65,278
Estimated interest on debt and capital lease obligations(1)	292,129	39,143	60,269	55,021	137,696
Purchase obligations(2)	603,700	94,686	192,355	190,037	126,622
Other long-term liabilities(3)	90,738	5,860	11,290	10,650	62,938
Operating leases	16,818	3,277	4,132	2,386	7,023
Long-term contractual arrangements(4)	22,694	6,802	9,781	4,185	1,926
Interest rate swap agreements	2,291	1,456	720	115
Postretirement obligations	34,935	2,271	4,869	5,212	22,583
Purchase orders(5)	22,303	22,303

Total contractual obligations	$1,764,673	$185,800	$465,863	$424,187	$688,823

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative, and other purchase commitments.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $9.2 million of unrecognized income tax benefits including accrued interest as of December 30, 2007 (included in other long-term liabilities in the above table) pursuant to FIN 48, of which $8.0 million would affect the Company’s effective tax rate if recognized. The Company does not anticipate any material impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain. See Note 14 of the consolidated financial statements for additional information related to the Company’s adoption of FIN 48.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

The Company has $21.4 million of standby letters of credit, primarily related to its property and casualty insurance programs, as of December 30, 2007. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company anticipates that contributions to the principal Company-sponsored pension plan in 2008 will be approximately $3.4 million. Postretirement medical care payments are expected to be approximately $2.3 million in 2008. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

The Company currently has six interest rate swap agreements. These interest rate swap agreements effectively convert $225 million of the Company’s debt from a fixed rate to a floating rate and are accounted for as fair value hedges.

During 2007, 2006 and 2005, interest expense was reduced each year by $1.7 million due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements. Interest expense will be reduced by the amortization of these deferred gains in 2008 through 2012 as follows: $1.7 million, $.9 million, $.3 million, $.3 million and $.3 million, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 6.2% as of December 30, 2007 compared to 6.9% as of December 31, 2006. The Company’s overall weighted average interest rate on its debt and capital lease obligations, increased to 6.7% in 2007 from 6.6% in 2006. Approximately 41% of the Company’s debt and capital lease obligations of $679.1 million as of December 30, 2007 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% more in 2008 than the interest rates as of December 30, 2007, interest expense for 2008 would increase by approximately $3 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of December 30, 2007, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Fuel Hedging

During the first quarter of 2007, the Company began using derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts and calls which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	anticipated return on pension plan investments;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	the Company’s expectation of exercising its option to extend certain lease obligations;

•	management’s belief that the Company has sufficient financial resources to maintain current operations and provide for its current capital expenditure and working capital requirements, scheduled debt payments, interest and income tax payments and dividends for stockholders;

•	the Company’s intention to reduce its financial leverage over time;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s intention to renew the lines of credit as they mature;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s intention to provide for Piedmont’s future financing requirements;

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that its liquidity or capital resources will not be restricted by certain financial covenants in the Company’s credit agreements;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of December 30, 2007;

•	the Company’s belief that it may market and sell nationally certain products it has developed and owns;

•	anticipated cash payments for income taxes will be in the range of $10 million to $15 million in 2008;

•	anticipated additions to property, plant and equipment in 2008 will be in the range of $55 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that demand for sugar sparkling beverages (other than energy products) may continue to decline;

•	the Company’s belief that, during 2008, raw material costs will increase less than they did in 2007, but will remain above historical averages;

•	the Company’s belief that contributions to the principal Company-sponsored pension plan in 2008 will be approximately $3.4 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.3 million in 2008;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, enhanced water and energy products, the introduction of new products and the pricing of brands and packages within channels;

•	the Company’s belief that the implementation of its CooLift® route delivery system will continue over the next several years and will result in significant savings in future years and more efficient delivery of a greater number of products;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s intention to renew substantially all the Allied Bottle Contracts and Noncarbonated Beverage Contracts as they expire;

•	the Company’s belief that there will not be significant changes in the levels of marketing and advertising by The Coca-Cola Company and Cadbury Schweppes Americas Beverages;

•	the Company’s belief that there will be no additional restructuring costs in 2008;

•	the Company’s beliefs that the growth of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief there will not be any material impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain;

•	the Company’s belief that changes in unrecognized tax benefits over the next 12 months will not have a significant impact on the consolidated financial statements;

•	the Company’s expectation that it will use cash flow generated from operations, its revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures under its shelf registration statement, to repay or refinance debentures maturing in May and July 2009; and

•	the Company’s expectation that concentrate, plastic bottles, aluminum cans and high fructose corn syrup costs will increase in 2008.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth under Item 1A. — Risk Factors.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements are major financial institutions with which the Company also has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 41% of the Company’s debt and capital lease obligations of $679.1 million as of December 30, 2007 was subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more in 2008 than the interest rates as of December 30, 2007, interest expense for 2008 would increase by approximately $3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.

Raw Material and Commodity Price Risk

Beginning in 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection and the cost of aluminum cans increased during 2007. High fructose corn syrup costs also increased significantly during 2007 as a result of increasing demand for corn products around the world such as for ethanol production. The combined impact of increasing costs for aluminum cans and high fructose corn syrup increased cost of sales during 2007. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate. During 2008, the Company expects raw material costs to increase less than they did in 2007, but to remain above historical averages.

The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk.

During 2007, the Company began using derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Instruments used include puts and calls which effectively form an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

Effect of Changing Prices

The principal effect of inflation on the Company’s operating results is to increase costs. The Company may raise selling prices to offset these cost increases; however, the resulting impact on retail prices may reduce volumes purchased by consumers.

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
In thousands (except per share data)	2007	2006	2005

Net sales	$1,435,999	$1,431,005	$1,380,172
Cost of sales	814,865	808,426	761,261

Gross margin	621,134	622,579	618,911

Selling, delivery and administrative expenses	538,806	537,365	525,903
Amortization of intangibles	445	550	880

Income from operations	81,883	84,664	92,128

Interest expense	47,641	50,286	49,279
Minority interest	2,003	3,218	4,097

Income before income taxes	32,239	31,160	38,752
Income taxes	12,383	7,917	15,801

Net income	$19,856	$23,243	$22,951

Basic net income per share:
Common Stock	$2.18	$2.55	$2.53

Weighted average number of Common Stock shares outstanding	6,644	6,643	6,643

Class B Common Stock	$2.18	$2.55	$2.53

Weighted average number of Class B Common Stock shares outstanding	2,480	2,460	2,440
Diluted net income per share:

Common Stock	$2.17	$2.55	$2.53

Weighted average number of Common Stock shares outstanding — assuming dilution	9,141	9,120	9,083

Class B Common Stock	$2.17	$2.54	$2.53

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,497	2,477	2,440

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 30,	Dec. 31,
In thousands (except share data)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$9,871	$61,823
Accounts receivable, trade, less allowance for doubtful accounts of $1,137 and $1,334, respectively	92,499	91,299
Accounts receivable from The Coca-Cola Company	3,800	4,915
Accounts receivable, other	7,867	8,565
Inventories	63,534	67,055
Prepaid expenses and other current assets	20,758	13,485

Total current assets	198,329	247,142

Property, plant and equipment, net	359,930	384,464
Leased property under capital leases, net	70,862	69,851
Other assets	35,655	35,542
Franchise rights, net	520,672	520,672
Goodwill, net	102,049	102,049
Other identifiable intangible assets, net	4,302	4,747

Total	$1,291,799	$1,364,467

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 30,	Dec. 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$7,400	$100,000
Current portion of obligations under capital leases	2,602	2,435
Accounts payable, trade	51,323	44,050
Accounts payable to The Coca-Cola Company	11,597	21,748
Other accrued liabilities	54,511	51,030
Accrued compensation	23,447	19,671
Accrued interest payable	8,417	10,008

Total current liabilities	159,297	248,942

Deferred income taxes	168,540	162,694
Pension and postretirement benefit obligations	32,758	57,757
Other liabilities	93,632	88,598
Obligations under capital leases	77,613	75,071
Long-term debt	591,450	591,450

Total liabilities	1,123,290	1,224,512

Commitments and Contingencies (Note 13)
Minority interest	48,005	46,002
Stockholders’ equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-9,706,051 and 9,705,551 shares, respectively	9,706	9,705
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-3,107,766 and 3,088,266 shares, respectively	3,107	3,088
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	102,469	101,145
Retained earnings	79,227	68,495
Accumulated other comprehensive loss	(12,751)	(27,226)

	181,758	155,207

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total stockholders’ equity	120,504	93,953

Total	$1,291,799	$1,364,467

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
In thousands	2007	2006	2005

Cash Flows from Operating Activities
Net income	$19,856	$23,243	$22,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	67,881	67,334	68,222
Amortization of intangibles	445	550	880
Deferred income taxes	(4,165)	(7,030)	3,105
Losses on sale of property, plant and equipment	445	1,340	775
Amortization of debt costs	2,678	2,638	1,967
Stock compensation expense	1,171	929	860
Amortization of deferred gains related to terminated interest rate agreements	(1,698)	(1,689)	(1,679)
Minority interest	2,003	3,218	4,097
Decrease in current assets less current liabilities	1,947	5,863	4,042
(Increase) decrease in other noncurrent assets	1,058	3,585	(1,475)
Increase (decrease) in other noncurrent liabilities	3,854	2,736	(1,471)
Other	23	180	(180)

Total adjustments	75,642	79,654	79,143

Net cash provided by operating activities	95,498	102,897	102,094

Cash Flows from Investing Activities
Additions to property, plant and equipment	(48,226)	(63,179)	(39,992)
Proceeds from the sale of property, plant and equipment	8,566	2,454	4,443
Investment in plastic bottle manufacturing cooperative	(3,377)	(2,338)	—
Other	—	(243)	—

Net cash used in investing activities	(43,037)	(63,306)	(35,549)

Cash Flows from Financing Activities
Payment of long-term debt	—	—	(8,550)
Payment of current portion of long-term debt	(100,000)	(39)	—
Proceeds (payment) of lines of credit, net	7,400	(6,500)	(1,500)
Cash dividends paid	(9,124)	(9,103)	(9,084)
Excess tax benefits from stock-based compensation	173	—	—
Principal payments on capital lease obligations	(2,435)	(1,696)	(1,826)
Premium on exchange of long-term debt	—	—	(15,554)
Other	(427)	(38)	692

Net cash used in financing activities	(104,413)	(17,376)	(35,822)

Net increase (decrease) in cash	(51,952)	22,215	30,723

Cash at beginning of year	61,823	39,608	8,885

Cash at end of year	$9,871	$61,823	$39,608

Significant non-cash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$929	$860	$1,141
Capital lease obligations incurred	5,144	—	—
Exchange of long-term debt	—	—	164,757

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Class B	Capital in		Other
	Common	Common	Excess of	Retained	Comprehensive	Treasury
In thousands	Stock	Stock	Par Value	Earnings	Loss	Stock	Total

Balance on January 2, 2005	$9,704	$3,049	$98,255	$40,488	$(25,803)	$(61,254)	$64,439
Comprehensive income:
Net income				22,951			22,951
Net change in minimum pension liability adjustment, net of tax					(4,313)		(4,313)

Total comprehensive income							18,638
Cash dividends paid
Common ($1.00 per share)				(6,643)			(6,643)
Class B Common ($1.00 per share)				(2,441)			(2,441)
Issuance of 20,000 shares of Class B Common Stock		20	1,121				1,141
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134

Comprehensive income:
Net income				23,243			23,243
Net change in minimum pension liability adjustment, net of tax					5,442		5,442

Total comprehensive income							28,685
Adjustment to initially apply SFAS No. 158, net of tax					(2,552)		(2,552)
Cash dividends paid
Common ($1.00 per share)				(6,643)			(6,643)
Class B Common ($1.00 per share)				(2,460)			(2,460)
Issuance of 20,000 shares of Class B Common Stock		20	840				860
Stock compensation expense			929				929

Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953

Comprehensive income:
Net income				19,856			19,856
Foreign currency translation adjustments, net of tax					23		23
Pension and postretirement benefit adjustment, net of tax					14,452		14,452

Total comprehensive income							34,331
Cash dividends paid
Common ($1.00 per share)				(6,644)			(6,644)
Class B Common ($1.00 per share)				(2,480)			(2,480)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			1,344				1,344
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on December 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504

See Accompanying Notes to Consolidated Financial Statements

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Coca-Cola Bottling Co. Consolidated (the “Company”) produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company. The Company operates principally in the southeastern region of the United States and has one reportable segment.

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

The fiscal years presented are the 52-week periods ended December 30, 2007, December 31, 2006 and January 1, 2006. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $5.6 million, $5.1 million and $4.7 million in 2007, 2006 and 2005, respectively.

Franchise Rights and Goodwill

Under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, all business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. The Company performs its annual impairment test as of the end of the third quarter of each year.

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

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any.

Other Identifiable Intangible Assets

Other identifiable intangible assets primarily represent customer relationships and are amortized on a straight-line basis over their estimated useful lives.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amounts recorded for benefit plans reflect estimates related to future interest rates, investment returns, employee turnover and health care costs. The Company reviews all assumptions and estimates on an ongoing basis.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”), at the end of 2006. Liabilities for pension and postretirement liabilities were adjusted to reflect the excess of the projected benefit obligation (pension) and the accumulated postretirement benefit obligation (postretirement medical) over plan assets.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the pension plan covering substantially all nonunion employees to cease further accruals under the plan effective June 30, 2006. The plan amendment was accounted for as a plan “curtailment” under Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended)” (“SFAS No. 88”). The curtailment resulted in a reduction of the Company’s projected benefit obligation which was offset against the Company’s unrecognized net loss.

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

The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50 percent likely to be realized. The Company records interest and penalties related to unrecognized tax positions in income tax expense.

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred, price is fixed and determinable, collection is reasonably assured and, in the case of full service vending, when cash is collected from the vending machines. Appropriate provision is made for uncollectible accounts.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company receives service fees from The Coca-Cola Company related to the delivery of fountain syrup products to The Coca-Cola Company’s fountain customers. In addition, the Company receives service fees from The Coca-Cola Company related to the repair of fountain equipment owned by The Coca-Cola Company. The fees received from The Coca-Cola Company for the delivery of fountain syrup products to their customers and the repair of their fountain equipment are recognized as revenue when the respective services are completed. Service revenue represents approximately 1% of net sales.

Revenues do not include sales or other taxes collected from customers.

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs with The Coca-Cola Company and other beverage companies and arrangements with customers to increase the sale of its products by its customers. Among the programs negotiated with customers are arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $44.9 million, $47.2 million and $45.7 million in 2007, 2006 and 2005, respectively.

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

Under the provisions of Emerging Issues Task Force Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and is, therefore, to be accounted for as a reduction of cost of sales in the statements of operations unless those payments are specific reimbursements of costs or payments for services. Payments the Company receives from The Coca-Cola Company and other beverage companies for marketing funding support are classified as reductions of cost of sales.

Derivative Financial Instruments

The Company records all derivative instruments in the financial statements at fair value.

The Company uses derivative financial instruments to manage its exposure to movements in interest rates and fuel prices. The use of these financial instruments modifies the Company’s exposure to these risks with the intent of reducing risk over time. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

Interest Rate Hedges

The Company periodically enters into derivative financial instruments. The Company has standardized procedures for evaluating the accounting for financial instruments. These procedures include:

•	Identifying and matching of the hedging instrument and the hedged item to ensure that significant features coincide such as maturity dates and interest reset dates;

•	Identifying the nature of the risk being hedged and the Company’s intent for undertaking the hedge;

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Assessing the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or variability to cash flows attributable to the hedged risk;

•	Assessing evidence that, at the hedge’s inception and on an ongoing basis, it is expected that the hedging relationship will be highly effective in achieving an offsetting change in the fair value or cash flows that are attributable to the hedged risk; and

•	Maintaining a process to review all hedges on an ongoing basis to ensure continued qualification for hedge accounting.

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

Fuel Hedges

The Company uses derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Instruments used include puts and calls which effectively form an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs which are included in S,D&A expenses.

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

Selling, Delivery and Administrative Expenses

The following expenses are included in S,D&A expenses: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal control services, human resources and executive management costs.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $194.9 million, $193.8 million and $183.1 million in 2007, 2006 and 2005, respectively.

Certain customers pay the Company separately for shipping and handling costs. Beginning in October 2005, certain customers have been billed a delivery fee. The delivery fee revenue is recorded in net sales and was $6.7 million, $3.6 million and $.7 million in 2007, 2006 and 2005, respectively.

Restricted Stock with Contingent Vesting

The Company provides its Chairman of the Board of Directors and Chief Executive Officer, J. Frank Harrison, III, with a restricted stock award. Under the award, restricted stock is granted at a rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The restricted stock award does not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment has vested and the shares are issued.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), on January 2, 2006. The Company applied the modified prospective transition method and prior periods were not restated. The Company’s only share-based compensation is the restricted stock award to the Company’s Chairman of the Board of Directors and Chief Executive Officer as described above. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Compensation Committee of the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company recognizes compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the measurement date (date approved by the Board of Directors), unless the achievement of the performance requirement for the fiscal year is considered unlikely. See Note 16 to the consolidated financial statements for additional information.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Share

The Company applies the two-class method for calculating and presenting net income per share. As noted in Statement of Financial Accounting Standards No. 128, “Earnings per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method:

(a)	Income from continuing operations (“net income”) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid for the current period.

(b)	The remaining earnings (“undistributed earnings”) are allocated to Common Stock and Class B Common Stock to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for a participation feature.

(c)	The total earnings allocated to each security is then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.

(d)	Basic and diluted earnings per share (“EPS”) data are presented for each class of common stock.

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

Under the Company’s Restated Certificate of Incorporation, the Board of Directors may declare dividends on Common Stock without declaring equal or any dividends on the Class B Common Stock. Notwithstanding this provision, Class B Common Stock has voting and conversion rights that allow the Class B stockholders to participate equally on a per share basis with Common Stock.

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

As a result of the Class B Common Stock’s aggregated participation rights, the Company has determined that undistributed earnings should be allocated equally on a per share basis to the Common Stock and Class B Common Stock under the two-class method.

Basic EPS excludes potential common shares that were dilutive and is computed by dividing net income available for common stockholders by the weighted average number of Common and Class B Common shares outstanding. Diluted EPS for Common Stock and Class B Common Stock gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.

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

Minority interest as of December 30, 2007, December 31, 2006 and January 1, 2006 represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

3.	Inventories

Inventories were summarized as follows:

	Dec. 30,	Dec. 31,
In thousands	2007	2006

Finished products	$37,649	$32,934
Manufacturing materials	9,198	19,333
Plastic shells, plastic pallets and other inventories	16,687	14,788

Total inventories	$63,534	$67,055

4.	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Dec. 30,	Dec. 31,	Estimated
In thousands	2007	2006	Useful Lives

Land	$12,280	$12,455
Buildings	110,721	110,444	10-50 years
Machinery and equipment	106,180	100,519	5-20 years
Transportation equipment	174,882	184,861	4-13 years
Furniture and fixtures	38,350	39,184	4-10 years
Cold drink dispensing equipment	323,629	331,174	6-13 years
Leasehold and land improvements	60,023	57,837	5-20 years
Software for internal use	51,681	36,665	3-10 years
Construction in progress	6,635	13,464

Total property, plant and equipment, at cost	884,381	886,603
Less: Accumulated depreciation and amortization	524,451	502,139

Property, plant and equipment, net	$359,930	$384,464

Depreciation and amortization expense was $67.9 million, $67.3 million and $68.2 million in 2007, 2006 and 2005, respectively. These amounts included amortization expense for leased property under capital leases.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	Dec. 30,	Dec. 31,	Estimated
In thousands	2007	2006	Useful Lives

Leased property under capital leases	$88,619	$83,475	3-29 years
Less: Accumulated amortization	17,757	13,624

Leased property under capital leases, net	$70,862	$69,851

As of December 30, 2007, real estate represented all of the leased property under capital leases and $64.9 million of this real estate is leased from related parties as described in Note 18 to the consolidated financial statements.

6.	Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

	Dec. 30,	Dec. 31,
In thousands	2007	2006

Franchise rights	$677,769	$677,769
Goodwill	155,487	155,487

Franchise rights and goodwill	833,256	833,256
Less: Accumulated amortization	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721

The Company performed its annual impairment test of franchise rights and goodwill as of the end of the third quarter of 2007, 2006 and 2005 and determined there was no impairment of the carrying value of these assets.

There was no activity for franchise rights and goodwill in 2007 or 2006.

7.	Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Dec. 30,	Dec. 31,	Estimated
In thousands	2007	2006	Useful Lives

Other identifiable intangible assets	$6,599	$6,599	1-16 years
Less: Accumulated amortization	2,297	1,852

Other identifiable intangible assets, net	$4,302	$4,747

Other identifiable intangible assets primarily represent customer relationships. Amortization expense related to other identifiable intangible assets was $.4 million, $.6 million and $.9 million in 2007, 2006 and 2005, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of December 30, 2007 will be $.4 million, $.4 million, $.4 million, $.3 million and $.3 million for 2008 through 2012, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Dec. 30,	Dec. 31,
In thousands	2007	2006

Accrued marketing costs	$6,787	$6,659
Accrued insurance costs	14,228	12,495
Accrued taxes (other than income taxes)	502	2,068
Employee benefit plan accruals	9,933	8,427
Checks and transfers yet to be presented for payment from zero balance cash account	13,279	10,199
All other accrued expenses	9,782	11,182

Total other accrued liabilities	$54,511	$51,030

9.	Debt

Debt was summarized as follows:

		Interest	Interest	Dec. 30,	Dec. 31,
In thousands	Maturity	Rate	Paid	2007	2006

Lines of Credit	2008	4.76%	Varies	$7,400	$—
Debentures	2007	6.85%	Semi-annually	—	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757

				598,850	691,450
Less: Current portion of debt				7,400	100,000

Long-term debt				$591,450	$591,450

The principal maturities of debt outstanding on December 30, 2007 were as follows:

In thousands

2008	$7,400
2009	176,693
2010	—
2011	—
2012	150,000
Thereafter	264,757

Total debt	$598,850

The Company has obtained the majority of its long-term debt financing other than capital leases from the public markets. As of December 30, 2007, the Company’s total outstanding balance of debt and capital lease obligations was $679.1 million of which $591.5 million was financed through publicly offered debt. The Company had capital lease obligations of $80.2 million as of December 30, 2007. The remainder of the Company’s debt is provided by several financial institutions. The Company mitigates its financing risk by using multiple financial

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, there is a fee of .10% required for this facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On December 30, 2007, the Company had no outstanding borrowings on the $200 million facility.

The Company borrows periodically under its available lines of credit. These lines of credit, in the aggregate amount of $60 million at December 30, 2007, are made available at the discretion of the two participating banks and may be withdrawn at any time by such banks. The Company intends to renew the lines of credit as they mature. On December 30, 2007, amounts outstanding under the lines of credit were $7.4 million with a weighted average interest rate of 4.76%. On December 31, 2006, there were no amounts outstanding under the lines of credit.

The Company currently provides financing for Piedmont under an agreement that expires on December 31, 2010. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. The loan balance at December 30, 2007 was $77.4 million and was eliminated in consolidation.

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

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 6.2% and 6.9% for its debt and capital lease obligations as of December 30, 2007 and December 31, 2006, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.7%, 6.6% and 6.4% for 2007, 2006 and 2005, respectively. As of December 30, 2007, approximately 41% of the Company’s debt and capital lease obligations of $679.1 million was subject to changes in short-term interest rates.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative financial instruments were summarized as follows:

	Dec. 30, 2007		Dec. 31, 2006
	Notional	Remaining	Notional	Remaining
In thousands	Amount	Term	Amount	Term

Interest rate swap agreement-floating	$—	—	$25,000	.9 years
Interest rate swap agreement-floating	—	—	25,000	.9 years
Interest rate swap agreement-floating	—	—	50,000	.9 years
Interest rate swap agreement-floating	50,000	1.4 years	50,000	2.4 years
Interest rate swap agreement-floating	50,000	1.5 years	50,000	2.5 years
Interest rate swap agreement-floating	50,000	4.9 years	50,000	5.9 years
Interest rate swap agreement-floating	25,000	1.3 years	—	—
Interest rate swap agreement-floating	25,000	7.2 years	—	—
Interest rate swap agreement-floating	25,000	4.9 years	—	—

The Company had six interest rate swap agreements as of December 30, 2007 with varying terms that effectively converted $225 million of the Company’s fixed rate debt portfolio to a floating rate. All of the interest rate swap agreements have been accounted for as fair value hedges.

During 2007, 2006 and 2005, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $1.7 million, each year. Interest expense will be reduced by the amortization of these deferred gains in 2008 through 2012 as follows: $1.7 million, $.9 million, $.3 million, $.3 million and $.3 million, respectively.

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

During the first quarter of 2007, the Company began using derivative instruments to hedge the majority of its vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts and calls which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

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

The carrying amounts and fair values of the Company’s debt, derivative financial instruments and letters of credit were as follows:

	Dec. 30, 2007		Dec. 31, 2006
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value

Public debt securities	$591,450	$575,833	$691,450	$679,991
Non-public variable rate debt	7,400	7,400	—	—
Interest rate swap agreements	(2,337)	(2,337)	6,950	6,950
Fuel hedging agreements	(340)	(340)	—	—
Letters of credit	—	21,389	—	22,068

The fair value of the interest rate swap agreements at December 30, 2007 represents the estimated amount the Company would have received upon termination of the agreements, which were then the current settlement values. The fair value on December 31, 2006 represents the estimated amount the Company would have paid upon termination of these agreements. The fair value of the fuel hedging agreements at December 30, 2007 represents the estimated amount the Company would have received upon termination of these agreements.

12.	Other Liabilities

Other liabilities were summarized as follows:

	Dec. 30,	Dec. 31,
In thousands	2007	2006

Accruals for executive benefit plans	$75,438	$69,547
Other	18,194	19,051

Total other liabilities	$93,632	$88,598

The accruals for executive benefit plans relate to three benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a replacement benefit plan.

Pursuant to the Supplemental Savings Plan, as amended effective January 1, 2007, eligible participants may elect to defer a portion of their annual salary and bonus. Prior to 2006, the Company matched 30% of the first 6% of salary (excluding bonuses) deferred by the participant. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment funds specified by the Company. Beginning in 2006, the Company matches 50% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company will also make additional contributions during 2006, 2007 and 2008 ranging from 10% to 40% of a participant’s annual salary (excluding bonuses), with contributions above the 10% level depending on the attainment by the Company of certain annual performance objectives. The Company may also make discretionary contributions to participants’ accounts. The long-term liability under this plan was $50.3 million and $46.3 million as of December 30, 2007 and December 31, 2006, respectively.

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $24.2 million and $22.3 million as of December 30, 2007 and December 31, 2006, respectively.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants previously through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. In 2005, participants were provided a one-time option to terminate their agreements under this plan and receive all of their accrued benefit in cash. A number of participants elected this option. Accordingly, the Company paid $1.6 million to participants under this one-time option in July 2005. The long-term liability was $.9 million and $1.0 million under this plan as of December 30, 2007 and December 31, 2006, respectively.

13.	Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $3.9 million, $3.6 million and $3.2 million during 2007, 2006 and 2005, respectively. See Note 5 and Note 18 to the consolidated financial statements for additional information regarding leased property under capital leases.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of December 30, 2007.

In thousands	Capital Leases	Operating Leases	Total

2008	$8,970	$3,277	$12,247
2009	9,612	2,474	12,086
2010	9,733	1,658	11,391
2011	9,856	1,348	11,204
2012	9,983	1,038	11,021
Thereafter	161,873	7,023	168,896

Total minimum lease payments	210,027	$16,818	$226,845

Less: Amounts representing interest	129,812

Present value of minimum lease payments	80,215
Less: Current portion of obligations under capital leases	2,602

Long-term portion of obligations under capital leases	$77,613

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

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $45.4 million and $42.9 million as of December 30, 2007 and December 31, 2006, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse provision exists that would enable the Company to recover amounts paid, if any, under such guarantees. The guarantees relate to debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.

In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on December 30, 2007 would have been $55.4 million and the Company’s maximum total exposure, including its equity investment, would have been $34.2 million for SAC and $32.6 million for Southeastern. The Company has been purchasing plastic bottles and finished products from these cooperatives for more than ten years.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness. As of December 30, 2007, SAC had total assets of approximately $46 million and total debt of approximately $24 million. SAC had total revenues for 2007 of approximately $191 million. As of December 30,

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007, Southeastern had total assets of approximately $382 million and total debt of approximately $257 million. Southeastern had total revenue for 2007 of approximately $557 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 30, 2007, these letters of credit totaled $21.4 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of December 30, 2007 amounted to $22.7 million and expire at various dates through 2016.

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

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2007, 2006 and 2005.

	Fiscal Year
In thousands	2007	2006	2005

Current:
Federal	$16,393	$14,359	$11,645
State	155	588	1,051

Total current provision	$16,548	$14,947	$12,696

Deferred:
Federal	$(5,589)	$(4,881)	$1,771
State	1,424	(2,149)	1,334

Total deferred provision (benefit)	$(4,165)	$(7,030)	$3,105

Income tax expense	$12,383	$7,917	$15,801

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate was 38.4%, 25.4% and 40.8% for 2007, 2006 and 2005, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In thousands	2007	2006	2005

Statutory expense	$11,283	$10,906	$13,563
State income taxes, net of federal benefit	1,404	1,357	1,789
Change in effective state tax rate	—	—	1,554
Change in reserve for uncertain tax positions	309	(1,673)	—
Valuation allowance change	(269)	(2,637)	(1,188)
Manufacturing deduction benefit	(1,120)	(595)	(343)
Meals and entertainment	597	701	729
Other, net	179	(142)	(303)

Income tax expense	$12,383	$7,917	$15,801

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective as of January 1, 2007. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $13.0 million of unrecognized tax benefits including accrued interest, of which $7.6 million would affect the Company’s effective tax rate if recognized. As of December 30, 2007, the Company had $9.2 million of unrecognized tax benefits including accrued interest of which $8.0 million would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (excludes accrued interest) is as follows:

In thousands

Gross unrecognized tax benefits at January 1, 2007	$11,384
Increase in the unrecognized tax benefit as a result of tax positions taken during a prior period	370
Decrease in the unrecognized tax benefits principally related to temporary differences as a result of tax positions taken in a prior period	(4,656)
Increase in the unrecognized tax benefits as a result of tax positions taken in the current period	459
Change in the unrecognized tax benefits relating to settlements with taxing authorities	—
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(299)

Gross unrecognized tax benefits at December 30, 2007	$7,258

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. At the adoption date of January 1, 2007, the Company had approximately $1.6 million of accrued interest related to uncertain tax positions. As of December 30, 2007, the Company had approximately $2.0 million of accrued interest related to uncertain tax positions. Income tax expense in 2007 included approximately $.4 million of interest.

Various tax years from 1989 forward remain open due to loss carryforwards. The tax years 2004 through 2006 remain open to examination by taxing jurisdictions to which the Company is subject.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 reduced the Company’s effective income tax rate by approximately 1% in 2005, 1.9% in 2006 and 3.5% in 2007.

In 2006, the Company reached agreements with two state taxing authorities to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the valuation allowance on related deferred tax assets by $2.6 million and reduced the liability for uncertain tax positions by $2.3 million. This adjustment was reflected as a $4.9 million reduction of income tax expense in 2006. Also during 2006, the Company increased the liability for uncertain tax positions by $.5 million to reflect interest accrual and an adjustment of the reserve for uncertain tax positions. The net effect of adjustments to the valuation allowance and liability for uncertain tax positions during 2006 was a reduction in income tax expense of $4.4 million.

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

During 2005, the Company also entered into a settlement agreement with another state whereby the Company agreed to reduce certain net operating loss carryforwards and to pay certain additional taxes and interest relating to

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prior years. The loss of state net operating loss carryforwards, net of federal tax benefit, of $4.4 million did not have an effect on the provision for income taxes due to a valuation allowance previously recorded for such deferred tax assets. Under this settlement, the Company paid $5.7 million in 2005 and paid an additional $5.0 million in 2006. The amounts paid in excess of liabilities previously recorded had the effect of increasing income tax expense by approximately $4.1 million in 2005. Based on an analysis of facts and available information, the Company also made adjustments for income tax exposure in other states in 2005 which had the effect of decreasing income tax expense by $3.8 million in 2005.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such liabilities and new information that becomes available to the Company.

The valuation allowance decreases in 2007, 2006 and 2005 were due to the Company’s assessments of its ability to use certain state net operating loss carryforwards primarily due to agreements with state taxing authorities as previously discussed.

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Dec. 30,	Dec. 31,
In thousands	2007	2006

Intangible assets	$119,991	$118,690
Depreciation	66,417	75,258
Investment in Piedmont	37,578	34,149
Pension	7,364	7,455
Debt exchange premium	3,217	5,072
Inventory	5,558	5,002

Gross deferred income tax liabilities	240,125	245,626

Net operating loss carryforwards	(12,535)	(14,264)
Deferred compensation	(30,284)	(28,896)
Postretirement benefits	(14,534)	(14,534)
Termination of interest rate agreements	(1,618)	(2,286)
Capital lease agreements	(3,306)	(2,704)
Other	(3,909)	(3,384)

Gross deferred income tax assets	(66,186)	(66,068)

Valuation allowance for deferred tax assets	822	1,091

Total deferred income tax liability	174,761	180,649
Net current deferred income tax liability (asset)	(2,253)	86

Net noncurrent deferred income tax liability before accumulated other comprehensive income	177,014	180,563

Accumulated other comprehensive income	(8,474)	(17,869)

Net noncurrent deferred income tax liability	$168,540	$162,694

Deferred tax assets are recognized for the tax benefit of deductible temporary differences and for federal and state net operating loss and tax credit carryforwards. Valuation allowances are recognized on these assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The valuation allowance of $.8 million and $1.1 million as of December 30, 2007 and December 31, 2006, respectively, was established primarily for state net operating loss carryforwards which expire in varying amounts through 2023. There were no AMT credit carryforwards as of December 30, 2007 as the Company used its AMT credits to reduce its federal tax obligation for fiscal 2006.

15.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services primarily in Europe. The Company adopted SFAS No. 158 at the end of 2006.

A summary of accumulated other comprehensive loss is as follows:

	Dec. 31,	Pre-tax	Tax	Dec. 30,
In thousands	2006	Activity	Effect	2007

Net pension activity:
Actuarial loss (gain)	$(24,673)	$19,771	$(7,782)	$(12,684)
Prior service costs	(31)	(39)	15	(55)
Net postretirement benefits activity:
Actuarial loss (gain)	(13,512)	5,910	(2,326)	(9,928)
Prior service costs	10,915	(1,784)	702	9,833
Transition asset	75	(25)	10	60
Foreign currency translation adjustment	—	37	(14)	23

Total accumulated other comprehensive loss	$(27,226)	$23,870	$(9,395)	$(12,751)

The only change in accumulated other comprehensive loss in 2006 was a decrease in minimum pension liability adjustment, net of tax, of $5.4 million. The only change in accumulated other comprehensive loss in 2005 was an increase in minimum pension liability adjustment, net of tax, of $4.3 million

16.	Capital Transactions

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq Global Select Marketsm tier of The Nasdaq Stock Market LLC® under the symbol COKE. There is no established public trading market for the Class B Common Stock. Shares of the Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at any time at the option of the holders of Class B Common Stock.

Pursuant to the Company’s Restated Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Restated Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2007, 2006 and 2005, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock.

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

The Company adopted SFAS No. 123(R) on January 2, 2006. The Company applied the modified prospective transition method and prior periods were not restated. The Company’s only share-based compensation is the restricted stock award to Mr. Harrison, III, as previously described. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period.

The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock awards, are approved by the Compensation Committee of the Board of Directors in the first quarter of each year.

A summary of restricted stock awards, excluding tax benefit of approximately $.1 million in 2007, is as follows:

			Annual
	Shares	Grant-Date	Compensation
Year	Awarded	Price	Expense

2006	20,000	$46.45	$929,000
2007	20,000	58.53	1,170,600

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

Prior to the adoption of SFAS No. 123(R), the Company accrued compensation expense over the course of the one-year service period with the full year expense based upon the end of the period stock price.

The following table illustrates the effect on reported net income and earnings per share for fiscal year 2005 had the Company accounted for the stock grant using the fair value method in SFAS No. 123(R):

In thousands (except per share data)	2005

Net income as reported	$22,951
Add: Restricted stock grant expense, net of tax	891
Less: Restricted stock grant expense under SFAS No. 123(R), net of tax	(1,104)

Net income — pro forma	$22,738

Net income per share:
Common Stock:
Basic — as reported	$2.53

Basic — pro forma	$2.50

Diluted — as reported	$2.53

Diluted — pro forma	$2.50

Class B Common Stock:
Basic — as reported	$2.53

Basic — pro forma	$2.50

Diluted — as reported	$2.53

Diluted — pro forma	$2.49

The increase in the number of shares outstanding in 2007 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award and the conversion of 500 shares from Class B Common Stock to Common Stock. The increase in the number of shares outstanding in 2006 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award and the conversion of 100 shares of Class B Common Stock into 100 shares of Common Stock.

17.	Benefit Plans

Adopted Pronouncement

The Company adopted SFAS No. 158, at the end of fiscal 2006 except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position. The Company

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applied the modified prospective transition method and prior periods were not restated. The incremental effect of applying SFAS No. 158 on the balance sheet as of December 31, 2006 was as follows:

	Prior to
	Recording	Minimum	Before		After
	Minimum Pension	Pension	Application		Application
	Liability	Liability	of SFAS		of SFAS
In thousands	Adjustment	Adjustment	No. 158	Adjustments	No. 158

Other accrued liabilities	$3,328	$—	$3,328	$—	$3,328
Pension and postretirement benefit obligations	62,524	(8,977)	53,547	4,210	57,757
Deferred income taxes	160,817	3,535	164,352	(1,658)	162,694
Total liabilities	1,227,402	(5,442)	1,221,960	2,552	1,224,512
Accumulated other comprehensive loss	(30,116)	5,442	(24,674)	(2,552)	(27,226)
Total stockholders’ equity	91,063	5,442	96,505	(2,552)	93,953

The Company will adopt the measurement date provisions of SFAS No. 158 on the first day of fiscal 2008 and will use the “one measurement” approach. The impact of the adoption will not be material to the consolidated financial statements.

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

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The plan amendment was accounted for as a plan “curtailment” under SFAS No. 88. The curtailment resulted in a reduction of the Company’s projected benefit obligation which was offset against the Company’s unrecognized net loss. As a result of the curtailment, the impact on net income and on net pension expense prior to the effective date of June 30, 2006 was immaterial. Periodic pension expense was reduced beginning in the third quarter of 2006 as current service cost no longer accrues.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In thousands	2007	2006

Projected benefit obligation at beginning of year	$185,804	$200,093
Service cost	78	5,386
Interest cost	10,536	10,377
Actuarial (gain) loss	(15,091)	2,931
Benefits paid	(5,798)	(4,981)
Change in plan provisions	63	(28,002)

Projected benefit obligation at end of year	$175,592	$185,804

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized an actuarial gain (decreased projected benefit obligation) of $17.3 million in 2007 primarily due to an increase in the discount rate used to calculate the projected benefit obligation from 5.75% for 2006 to 6.25% for 2007. The actuarial gain, net of tax, was recorded in other comprehensive income.

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at December 30, 2007 and December 31, 2006. The accumulated benefit obligation was $175.6 million and $185.8 million at December 30, 2007 and December 31, 2006, respectively.

Change in Plan Assets

In thousands	2007	2006

Fair value of plan assets at beginning of year	$163,808	$150,400
Actual return on plan assets	15,089	17,839
Employer contributions	—	550
Benefits paid	(5,798)	(4,981)

Fair value of plan assets at end of year	$173,099	$163,808

Funded Status

	Dec. 30,	Dec. 31,
In thousands	2007	2006

Projected benefit obligation	$(175,592)	$(185,804)
Plan assets at fair value	173,099	163,808

Net funded status	$(2,493)	$(21,996)

Amounts Recognized in the Consolidated Balance Sheets

	Dec. 30,	Dec. 31,
In thousands	2007	2006

Current liabilities	$(2,493)	$(550)
Noncurrent liabilities	—	(21,446)

Net amount recognized	$(2,493)	$(21,996)

Net Periodic Pension Cost

	Fiscal Year
In thousands	2007	2006	2005

Service cost	$78	$5,386	$6,987
Interest cost	10,536	10,377	10,115
Expected return on plan assets	(12,899)	(12,106)	(10,689)
Amortization of prior service cost	24	24	24
Recognized net actuarial loss	2,490	4,444	5,341

Net periodic pension cost	$229	$8,125	$11,778

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used

	2007	2006	2005

Projected benefit obligation at the measurement date:
Discount rate	6.25%	5.75%	5.75%
Weighted average rate of compensation increase	N/A	N/A	4.00%
Net periodic pension cost for the fiscal year:
Discount rate	5.75%	5.75%	6.00%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average rate of compensation increase	N/A	4.00%	4.00%
Measurement date	Nov. 30	Nov. 30	Nov. 30

Cash Flows

In thousands

Anticipated future pension benefit payments for the fiscal years:
2008	$5,665
2009	5,907
2010	6,374
2011	6,720
2012	7,188
2013 – 2017	43,357

Anticipated contributions for the two Company-sponsored pension plans will be approximately $3.4 million in 2008.

Plan Assets

The Company’s pension plans target asset allocation for 2008, actual asset allocation at December 30, 2007 and December 31, 2006 and the expected weighted average long-term rate of return by asset category were as follows:

				Weighted
				Average
				Expected
	Target	Percentage of Plan		Long-Term
	Allocation	Assets at Fiscal Year-End		Rate of
	2008	2007	2006	Return - 2007

U.S. large capitalization equity securities	40%	47%	47%	4.0%
U.S. small/mid-capitalization equity securities	10%	5%	5%	0.5%
International equity securities	15%	15%	15%	1.5%
Debt securities	35%	33%	33%	2.0%

Total	100%	100%	100%	8.0%

The investments in the Company’s pension plans include U.S. equities, international equities and debt securities. All of the plan assets are invested in institutional investment funds managed by professional investment advisors. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% — 50% in large capitalization equity securities, 0% — 20% in U.S. small and mid-capitalization equity

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities, 0% — 20% in international equity securities and 10% — 50% in debt securities. The Company currently has 67% of its plan investments in equity securities and 33% in debt securities.

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500tm and the Russell 1000tm. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000tm index. International equity securities include companies from developed markets outside of the United States. Debt securities at December 30, 2007 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 8% was used in determining net periodic pension cost in both 2007 and 2006. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans in 2007, 2006 and 2005 was $1.4 million in each year.

401(k) Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. In conjunction with the change to the principal Company-sponsored pension plan previously discussed, the Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company’s matching contribution under the 401(k) Savings Plan effective January 1, 2007. The amendment to the 401(k) Savings Plan provided for fully vested matching contributions equal to one hundred percent of a participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation. The total costs for this benefit in 2007, 2006 and 2005 were $8.5 million, $4.7 million and $4.6 million, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In thousands	2007	2006

Benefit obligation at beginning of year	$39,724	$41,718
Service cost	425	332
Interest cost	2,209	2,227
Plan participants’ contributions	523	595
Actuarial loss (gain)	(4,680)	(2,218)
Benefits paid	(2,840)	(3,002)
Medicare Part D subsidy reimbursement	76	72

Benefit obligation at end of year	$35,437	$39,724

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,241	2,335
Plan participants’ contributions	523	595
Benefits paid	(2,840)	(3,002)
Medicare Part D subsidy reimbursement	76	72

Fair value of plan assets at end of year	$—	$—

The Company recognized an actuarial gain (decrease in benefit obligation) of $4.7 million in 2007 primarily due to an increase in the discount rate used to calculate the benefit obligation from 5.75% for 2006 to 6.25% for 2007. The actuarial gain, net of tax, was recorded in other comprehensive income.

	Dec. 30,	Dec. 31,
In thousands	2007	2006

Contributions between measurement date and fiscal year-end	$502	$635
Benefit obligation	(35,437)	(39,724)

Accrued liability	$(34,935)	$(39,089)

Current liabilities	$(2,177)	$(2,778)
Noncurrent liabilities	(32,758)	(36,311)

Accrued liability at end of year	$(34,935)	$(39,089)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In thousands	2007	2006	2005

Service cost	$425	$332	$689
Interest cost	2,209	2,227	3,125
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	1,220	1,355	1,006
Amortization of prior service cost	(1,784)	(1,784)	(272)

Net periodic postretirement benefit cost	$2,045	$2,105	$4,523

Significant Assumptions Used

	2007	2006	2005

Benefit obligation at the measurement date:
Discount rate	6.25%	5.75%	5.50%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	5.75%	5.50%	6.00%
Measurement date	Sept. 30	Sept. 30	Sept. 30

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2007 was 9% graded down to an ultimate rate of 5% by 2012. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2006 was 9% graded down to an ultimate rate of 5% by 2011. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2005 was 10% graded down to an ultimate rate of 5% by 2010.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease

Increase (decrease) in:
Postretirement benefit obligation at December 30, 2007	$3,881	$(3,367)
Service cost and interest cost in 2007	335	(289)

Cash Flows

In thousands

Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2008	$2,271
2009	2,392
2010	2,477
2011	2,558
2012	2,654
2013 — 2017	13,786

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2006, the activity during 2007, and the balances at December 30, 2007 are as follows:

	Dec. 31,	Actuarial	Prior	Reclassification	Dec. 30,
In thousands	2006	Gain	Service Costs	Adjustments	2007

Pension Plans:
Actuarial loss	$(40,885)	$17,281	$—	$2,490	$(21,114)
Prior service costs	(51)	—	(63)	24	(90)
Postretirement Medical:
Actuarial loss	(22,282)	4,690	—	1,220	(16,372)
Prior service costs	18,000	—	—	(1,784)	16,216
Transition asset	123	—	—	(25)	98

	$(45,095)	$21,971	$(63)	$1,925	$(21,262)

The amounts of accumulated other comprehensive income that are expected to be recognized as components of net periodic cost during 2008 are as follows:

	Pension	Postretirement
In thousands	Plans	Medical	Total

Actuarial loss	$477	$916	$1,393
Prior service cost (credit)	16	(1,784)	(1,768)
Transitional asset	—	(25)	(25)

	$493	$(893)	$(400)

18.	Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of December 30, 2007, The Coca-Cola Company had a 27.2% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In millions	2007	2006	2005

Payments by the Company for concentrate, syrup, sweetener and other purchases	$334.9	$341.7	$333.4
Marketing funding support payments to the Company	37.8	22.9	19.6

Payments by the Company net of marketing funding support	$297.1	$318.8	$313.8
Payments by the Company for customer marketing programs	$44.2	$46.6	$45.2
Payments by the Company for cold drink equipment parts	5.7	6.0	3.8
Fountain delivery and equipment repair fees paid to the Company	4.9	8.8	8.1
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	4.3	4.2	6.4
Sale of finished products to The Coca-Cola Company	26.1	40.9	27.9

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

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $40.2 million, $56.5 million and $46.6 million in 2007, 2006 and 2005, respectively. Purchases from CCE under this arrangement were $13.9 million, $15.7 million and $17.2 million in 2007, 2006 and 2005, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of December 30, 2007, CCE held 8.7% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock, giving CCE a 6.3% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) in 2007, 2006 and 2005. The Company paid $.3 million, $.3 million and $.2 million to CCBSS for its share of CCBSS’ administrative costs in 2007, 2006 and 2005, respectively. Amounts due from CCBSS for rebates on raw material purchases were $3.2 million and $2.9 million as of December 30, 2007 and December 31, 2006, respectively. CCE is also a member of CCBSS.

The Company provides a portion of the finished products for Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. The Company sold product at cost to Piedmont during 2007, 2006 and 2005 totaling $78.1 million, $77.1 million and $65.9 million, respectively. The Company received $22.5 million, $21.7 million and $21.1 million for management services pursuant to its management agreement with Piedmont for 2007, 2006 and 2005, respectively. The Company provides financing for Piedmont at the Company’s average cost of funds plus 0.50%. As of December 30, 2007, the Company had loaned $77.4 million to Piedmont. The loan has a December 31, 2010 maturity date. The Company also subleases various fleet and vending equipment to Piedmont at cost. These sublease rentals amounted to $7.4 million, $8.0 million and $8.6 million in 2007, 2006 and 2005, respectively. All significant intercompany accounts and transactions between the Company and Piedmont have been eliminated.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Snyder Production Center (“SPC”) in Charlotte, North Carolina, is leased from Harrison Limited Partnership One (“HLP”) pursuant to a ten-year lease that expires on December 31, 2010. HLP’s sole limited partner is a trust of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, is a trustee. The annual base rent the Company is obligated to pay for its lease of this property is subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The Company recorded a capital lease of $41.6 million in 2002 related to this lease as the Company received a renewal option to extend the term of the lease, which it expects to exercise. The principal balance outstanding under this capital lease as of December 30, 2007 was $38.4 million.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2007	2006	2005

Minimum rentals	$4.6	$4.5	$4.3
Contingent rentals	(.4)	(.5)	(.9)

Total rental payments	$4.2	$4.0	$3.4

The contingent rentals in 2007, 2006 and 2005 reduce the minimum rentals as a result of changes in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor are recorded as adjustments to interest expense.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company recorded a capital lease of $32.4 million related to these facilities when the Company received a renewal option to extend the term of the lease. On December 18, 2006, the Company modified the lease agreement (effective January 1, 2007) with Beacon related to the Company’s headquarters office facility which expires in December 2021. The modified lease would not have changed the classification of the existing lease had it been in effect on March 1, 2004 when the lease was capitalized and did not extend the term of the lease (remaining lease term was reduced from 21 years to 15 years). Accordingly, the present value of the leased property under capital lease and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the commencement date of the modified lease (January 1, 2007). The capital lease obligation and leased property under capital leases was increased by $5.1 million on January 1, 2007. The principal balance outstanding under this capital lease as of December 30, 2007 was $34.3 million. The annual base rent the Company is obligated to pay under the modified lease is subject to adjustment for increases in the Consumer Price Index. The prior lease annual base rent was subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the adjusted Eurodollar Rate as the measurement device.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2007	2006	2005

Minimum rentals	$3.6	$3.2	$3.2
Contingent rentals	—	.6	.1

Total rental payments	$3.6	$3.8	$3.3

The contingent rentals in 2006 and 2005 that relate to this lease increase minimum rentals as a result of changes in the Consumer Price Index partially offset by decreases in interest rates. Increases or decreases in lease payments

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that result from changes in the Consumer Price Index or changes in the interest rate factor are recorded as adjustments to interest expense.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $69.2 million, $70.0 million and $69.2 million in 2007, 2006 and 2005, respectively. In conjunction with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $21.4 million as of December 30, 2007. Additionally, the Company has recorded an equity investment of $7.4 million in one of these entities as of December 30, 2007.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $149 million, $133 million and $127 million in 2007, 2006 and 2005, respectively. The Company manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.4 million, $1.6 million and $1.5 million in 2007, 2006 and 2005, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $24.0 million as of December 30, 2007. Additionally, the Company has recorded an equity investment of $4.0 million in SAC as of December 30, 2007.

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

19.  Net Sales by Product Category

Net sales by product category were as follows:

	Fiscal Year
In thousands	2007	2006	2005

Product Category
Bottle/can sales:
Sparkling beverages (including energy products)	$1,007,583	$1,009,652	$997,301
Still beverages	201,952	180,004	166,487

Total bottle/can sales	1,209,535	1,189,656	1,163,788

Other sales:
Sales to other Coca-Cola bottlers	127,478	152,426	134,656
Post-mix and other	98,986	88,923	81,728

Total other sales	226,464	241,349	216,384

Total net sales	$1,435,999	$1,431,005	$1,380,172

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
In thousands (except per share data)	2007	2006	2005

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income	$19,856	$23,243	$22,951
Less dividends:
Common Stock	6,644	6,643	6,643
Class B Common Stock	2,480	2,460	2,441

Total undistributed earnings	$10,732	$14,140	$13,867

Common Stock undistributed earnings — basic	$7,815	$10,319	$10,142
Class B Common Stock undistributed earnings — basic	2,917	3,821	3,725

Total undistributed earnings	$10,732	$14,140	$13,867

Common Stock undistributed earnings — diluted	$7,800	$10,300	$10,142
Class B Common Stock undistributed earnings — diluted	2,932	3,840	3,725

Total undistributed earnings — diluted	$10,732	$14,140	$13,867

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$6,644	$6,643	$6,643
Common Stock undistributed earnings — basic	7,815	10,319	10,142

Numerator for basic net income per Common Stock share	$14,459	$16,962	$16,785

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,480	$2,460	$2,441
Class B Common Stock undistributed earnings — basic	2,917	3,821	3,725

Numerator for basic net income per Class B Common Stock share	$5,397	$6,281	$6,166

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$6,644	$6,643	$6,643
Dividends on Class B Common Stock assumed converted to Common Stock	2,480	2,460	2,441
Common Stock undistributed earnings — diluted	10,732	14,140	13,867

Numerator for diluted net income per Common Stock share	$19,856	$23,243	$22,951

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In thousands (except per share data)	2007	2006	2005

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,480	$2,460	$2,441
Class B Common Stock undistributed earnings — diluted	2,932	3,840	3,725

Numerator for diluted net income per Class B Common Stock share	$5,412	$6,300	$6,166

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	6,644	6,643	6,643
Class B Common Stock weighted average shares outstanding — basic	2,480	2,460	2,440

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,141	9,120	9,083
Class B Common Stock weighted average shares outstanding — diluted	2,497	2,477	2,440
Basic net income per share:
Common Stock	$2.18	$2.55	$2.53

Class B Common Stock	$2.18	$2.55	$2.53

Diluted net income per share:
Common Stock	$2.17	$2.55	$2.53

Class B Common Stock	$2.17	$2.54	$2.53

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock for 2007 and 2006 includes the diluted effect of shares relative to the restricted stock award.

21.	Risks and Uncertainties

Approximately 89% of the Company’s 2007 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 11% of the Company’s 2007 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2007, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 19% and 12% of the Company’s total bottle/can volume to retail customers during 2007, respectively. Wal-Mart Stores, Inc. accounted for approximately 13% of the Company’s total net sales.

The Company currently obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic entities. See Note 18 of the consolidated financial statements for additional information.

Beginning in 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection and the cost of aluminum cans increased during 2007. High fructose corn syrup costs also increased significantly during 2007 as a result of increasing demand for corn products around the world such as for ethanol production. The combined impact of increasing costs for aluminum cans and high fructose corn syrup increased cost of sales during 2007. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate. During 2008, the Company expects raw material costs to increase less than they did in 2007, but to remain above historical averages.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering approximately 5% of the Company’s employees expire during 2008.

22.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In thousands	2007	2006	2005

Accounts receivable, trade, net	$(1,200)	$3,277	$(12,540)
Accounts receivable from The Coca-Cola Company	1,115	(2,196)	4,330
Accounts receivable, other	698	(177)	(1,751)
Inventories	3,521	(8,822)	(9,347)
Prepaid expenses and other current assets	(7,318)	(4,806)	618
Accounts payable, trade	7,273	8,717	4,344
Accounts payable to The Coca-Cola Company	(10,151)	6,232	(2,707)
Other accrued liabilities	5,824	1,738	22,366
Accrued compensation	3,776	1,562	2,064
Accrued interest payable	(1,591)	338	(3,335)

Decrease in current assets less current liabilities	$1,947	$5,863	$4,042

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In thousands	2007	2006	2005

Interest	$51,277	$50,843	$51,663
Income taxes	21,361	17,213	11,183

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, FASB issued SFAS No. 158, which was effective for the year ending December 31, 2006, except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which will be effective for the year ending December 28, 2008. The impact of the adoption of this Statement in 2006 was to increase the Company’s pension and postretirement liabilities by $4.2 million with a corresponding adjustment to other comprehensive loss, net of tax effect of $1.6 million. The Company will adopt the measurement date provisions of SFAS No. 158 on the first day of fiscal 2008 and will use the “one measurement” approach. The impact of the adoption will not be material to the consolidated financial statements. See Note 15 and Note 17 of the consolidated financial statements for additional information.

In June 2006, FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FSP FIN 48-1. FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FSP FIN 48-1 were effective as of January 1, 2007. The adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other nonfinancial assets and liabilities, the Statement is effective in the first quarter of 2009. The adoption of this Statement will not have a material impact on the consolidated financial statements. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective at the beginning of the first quarter of 2008. The Company has not applied the fair value option to any of its outstanding instruments and, therefore, the Statement is not expected to have an impact on the consolidated financial statements.

Recently Issued Pronouncements

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this Statement, other than changes in financial statement presentation, will have a material impact on the consolidated financial statements.

In December 2007, FASB revised SFAS No. 141, “Business Combinations” (SFAS No. 141(R)). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for fiscal years beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

24.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended December 30, 2007 and December 31, 2006.

	Quarter
Year Ended December 30, 2007	1	2	3	4
In thousands (except per share data)

Net sales	$337,556	$390,443	$367,360	$340,640
Gross margin	151,491	169,290	155,212	145,141
Net income	4,651	11,691	5,273	(1,759)
Basic net income per share:
Common Stock	.51	1.28	.58	(.19)
Class B Common Stock	.51	1.28	.58	(.19)
Diluted net income per share:
Common Stock	.51	1.28	.58	(.19)
Class B Common Stock	.51	1.28	.58	(.19)

	Quarter
Year Ended December 31, 2006	1	2	3	4
In thousands (except per share data)

Net sales	$333,179	$386,624	$370,626	$340,576
Gross margin	146,026	167,689	157,389	151,475
Net income	815	8,887	4,941	8,600
Basic net income per share:
Common Stock	.09	.98	.54	.94
Class B Common Stock	.09	.98	.54	.94
Diluted net income per share:
Common Stock	.09	.98	.54	.94
Class B Common Stock	.09	.97	.54	.94

Sales are seasonal, with the highest sales volume occurring in May, June, July and August.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Restructuring Expenses

On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consist primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. During 2007, the Company incurred $2.8 million in restructuring expenses, which are included in S,D&A expenses. The Company does not anticipate any additional restructuring expenses in 2008.

The following summarizes restructuring activity for 2007:

	Severance Pay	Relocation
In thousands	and Benefits	and Other	Total

Balance at December 31, 2006	$—	$—	$—
Provision	1,607	1,146	2,753
Cash payments	1,607	1,146	2,753

Balance at December 30, 2007	$—	$—	$—

Management’s Report on Internal Control over Financial Reporting

Management of Coca-Cola Bottling Co. Consolidated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with the U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 30, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 30, 2007 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 93.

March 12, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109, as of January 1, 2007.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 12, 2008

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

See page 92 for “Management’s Report on Internal Control over Financial Reporting.” See page 93 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On March 10, 2008, the Company entered into a letter agreement with The Coca-Cola Company regarding brand innovation and distribution collaboration. Under the letter agreement, the Company granted to The Coca-Cola Company the option to purchase any nonalcoholic beverage brands then or thereafter owned by the Company. The option is exercisable as to each brand at a formula-based price during the two-year period that begins after that brand has achieved a specified level of net operating revenue or, if earlier, beginning five years after the introduction of that brand into the market with a minimum level of net operating revenue (except that, with respect to brands owned at the date of the letter agreement, the five-year period does not begin earlier than the date of the letter agreement). See Note 18 to the consolidated financial statements and the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 27, 2007 for additional information related to other material relationships between the Company and The Coca-Cola Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — The Audit Committee” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Beneficial Ownership of Management” sections of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Certain Transactions” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see the “Proposal 3: Ratification of Selection of our Independent Registered Public Accounting Firm for Fiscal Year 2008” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Schedule II — Valuation and Qualifying Accounts and Reserves

All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.	Listing of Exhibits

Exhibit Index

Incorporated by Reference
Number	Description	or Filed Herewith

(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report of Form 8-K filed on December 10, 2007 (File No. 0-9286).
(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (File No. 2-97822) on Form S-1 as filed on May 31, 1985 (File No. 0-9286).
(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A. (as successor to NationsBank of Georgia, National Association, the initial trustee).	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.3)	Form of the Company’s 6.85% Debentures due 2007.	Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.4)	Form of the Company’s 7.20% Debentures due 2009.	Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.5)	Form of the Company’s 6.375% Debentures due 2009.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999 (File No. 0-9286).
(4.6)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002 (File No. 0-9286).
(4.7)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).
(4.8)	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).
(4.9)	Second Amended and Restated Promissory Note, dated as of August 25, 2005, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(4.10)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
(10.1)	U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2007 (File No. 0-9286).
(10.2)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.3)	Amended and Restated Guaranty Agreement, dated, as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.4)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.5)	Stock Rights and Restrictions Agreement, dated January 27, 1989, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.6)	Example of bottling franchise agreement, effective as of May 18, 1999, between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.7)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.8)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.9)	Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.10)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC and Beacon Investment Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006. (File No. 0-9286).
(10.11)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.12)	Amended and Restated Can Supply Agreement, effective as of January 1, 2006, by and between Rexam Beverage Can Company and Coca-Cola Bottlers’ Sales & Services Company, LLC, in its capacity as agent for the Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.13)	Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.14)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBCC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2002 (File No. 0-9286).
(10.15)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
(10.16)	Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.17)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.16 of this Exhibit Index) dated as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.18)	Transfer and Assumption of Liabilities Agreement, dated December 19, 1996, by and between CCBCC, Inc., (a wholly-owned subsidiary of the Company) and Piedmont Coca-Cola Bottling Partnership.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.19)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.20)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.21)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2007.*	Appendix B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.22)	Coca-Cola Bottling Co. Consolidated Long-Term Performance Plan, effective January 1, 2007.*	Appendix C to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.23)	Restricted Stock Award to J. Frank Harrison, III, effective January 4, 1999.*	Annex A to the Company’s Proxy Statement for the 1999 Annual Meeting of Stockholders (File No. 0-9286).
(10.24)	Amendment to Restricted Stock Award Agreement, effective February 28, 2007.*	Appendix D to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.25)	Supplemental Savings Incentive Plan, as amended and restated effective January 1, 2007*	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.26)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.27)	Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.28)	Amendment to Officer Retention Plan Agreement by and between the Company and David V. Singer, effective as of January 12, 2004.*	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.29)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.*	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.30)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of January 1, 2005, between the Company and eligible employees of the Company.*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.31)	Form of Split-dollar Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
(10.32)	Consulting Agreement, effective as of March 1, 2005, between the Company and Robert D. Pettus, Jr.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2005 (File No. 0-9286).
(10.33)	Consulting Agreement, dated as of June 1, 2005, between the Company and David V. Singer.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005 (File No. 0-9286).
(12)	Ratio of earnings to fixed charges.	Filed herewith.
(21)	List of subsidiaries.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm to Incorporation by reference into Form S-3 (Registration No. 33-54657) and Form S-3 (Registration No. 333-71003).	Filed herewith.
(31.1)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(31.2)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

(b)    Exhibits.

See Item 15(a)3

(c)    Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year
(In thousands)

Allowance for doubtful accounts:
Fiscal year ended December 30, 2007	$1,334	$213	$410	$1,137

Fiscal year ended December 31, 2006	$1,318	$314	$298	$1,334

Fiscal year ended January 1, 2006	$1,678	$1,315	$1,675	$1,318

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coca-Cola Bottling Co. Consolidated
(Registrant)

By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ J. Frank Harrison, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 13, 2008

By: /s/ H. W. McKay Belk H. W. McKay Belk	Director	March 13, 2008

By: /s/ Sharon A. Decker Sharon A. Decker	Director	March 13, 2008

By: /s/ William B. Elmore William B. Elmore	President, Chief Operating Officer and Director	March 13, 2008

By: /s/ Henry W. Flint Henry W. Flint	Vice Chairman of the Board of Directors and Director	March 13, 2008

By: /s/ Deborah S. Harrison Deborah S. Harrison	Director	March 13, 2008

By: /s/ Ned R. McWherter Ned R. McWherter	Director	March 13, 2008

By: James H. Morgan	Director

By: /s/ John W. Murrey, III John W. Murrey, III	Director	March 13, 2008

By: /s/ Carl Ware Carl Ware	Director	March 13, 2008

By: /s/ Dennis A. Wicker Dennis A. Wicker	Director	March 13, 2008

By: /s/ James E. Harris James E. Harris	Senior Vice President and Chief Financial Officer	March 13, 2008

By: /s/ William J. Billiard William J. Billiard	Vice President, Controller and Chief Accounting Officer	March 13, 2008