Form 10-Q
period 2008-03-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2008-05-09
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $1.00 Par Value	6,643,677
Class B Common Stock, $1.00 Par Value	2,499,652

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008

PART I — FINANCIAL INFORMATION
Item l. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	First Quarter
	2008	2007
Net sales	$337,674	$337,556
Cost of sales	197,756	186,065

Gross margin	139,918	151,491
Selling, delivery and administrative expenses	136,243	130,942

Income from operations	3,675	20,549

Interest expense	10,434	12,218
Minority interest	(339)	681

Income (loss) before income taxes	(6,420)	7,650
Income tax provision (benefit)	(2,085)	2,999

Net income (loss)	$(4,335)	$4,651

Basic net income (loss) per share:
Common Stock	$(.47)	$.51

Weighted average number of Common Stock shares outstanding	6,644	6,643

Class B Common Stock	$(.47)	$.51

Weighted average number of Class B Common Stock shares outstanding	2,500	2,480

Diluted net income (loss) per share:
Common Stock	$(.47)	$.51

Weighted average number of Common Stock shares outstanding — assuming dilution	9,144	9,131

Class B Common Stock	$(.47)	$.51

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,500	2,488

Cash dividends per share:
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	March 30,	Dec. 30,	April 1,
	2008	2007	2007
ASSETS

Current Assets:
Cash and cash equivalents	$9,930	$9,871	$55,039
Accounts receivable, trade, less allowance for doubtful accounts of $858, $1,137 and $1,328, respectively	107,412	92,499	102,356
Accounts receivable from The Coca-Cola Company	14,158	3,800	16,724
Accounts receivable, other	6,655	7,867	8,801
Inventories	65,556	63,534	63,746
Prepaid expenses and other current assets	24,881	20,758	17,543

Total current assets	228,592	198,329	264,209

Property, plant and equipment, net	358,626	359,930	376,185
Leased property under capital leases, net	69,829	70,862	73,962
Other assets	35,662	35,655	36,108
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	4,192	4,302	4,636

Total	$1,319,622	$1,291,799	$1,377,821

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	March 30,	Dec. 30,	April 1,
	2008	2007	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$42,100	$7,400	$103,000
Current portion of obligations under capital leases	2,645	2,602	2,476
Accounts payable, trade	44,887	51,323	42,615
Accounts payable to The Coca-Cola Company	22,610	11,597	23,111
Other accrued liabilities	55,540	54,511	51,827
Accrued compensation	12,935	23,447	10,416
Accrued interest payable	14,337	8,417	18,562

Total current liabilities	195,054	159,297	252,007

Deferred income taxes	165,988	168,540	158,192
Pension and postretirement benefit obligations	33,645	32,758	57,276
Other liabilities	95,045	93,632	95,722
Obligations under capital leases	76,935	77,613	79,581
Long-term debt	591,450	591,450	591,450

Total liabilities	1,158,117	1,123,290	1,234,228

Commitments and Contingencies (Note 14)

Minority interest	47,666	48,005	46,683

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares; Issued — 9,706,051, 9,706,051 and 9,705,551 shares, respectively	9,706	9,706	9,705
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares; Issued — 3,127,766, 3,107,766 and 3,108,266 shares, respectively	3,127	3,107	3,108
Capital in excess of par value	102,732	102,469	101,418
Retained earnings	72,453	79,227	70,865
Accumulated other comprehensive loss	(12,925)	(12,751)	(26,932)

	175,093	181,758	158,164
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total stockholders’ equity	113,839	120,504	96,910

Total	$1,319,622	$1,291,799	$1,377,821

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other
	Common	Common	Excess of	Retained	Comprehensive	Treasury
	Stock	Stock	Par Value	Earnings	Loss	Stock	Total
Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953
Comprehensive income:
Net income				4,651			4,651
Foreign currency translation adjustments, net of tax					2		2
Pension and postretirement benefit adjustments, net of tax					292		292

Total comprehensive income							4,945
Cash dividends paid Common ($.25 per share)				(1,661)			(1,661)
Class B Common ($.25 per share)				(620)			(620)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			293				293

Balance on April 1, 2007	$9,705	$3,108	$101,418	$70,865	$(26,932)	$(61,254)	$96,910

Balance on December 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504
Comprehensive income (loss):
Net loss				(4,335)			(4,335)
Foreign currency translation adjustments, net of tax					7		7
Pension and postretirement benefit adjustments, net of tax					(67)		(67)

Total comprehensive income (loss)							(4,395)
Adjustment to change measurement date for SFAS No. 158, net of tax				(153)	(114)		(267)
Cash dividends paid Common ($.25 per share)				(1,661)			(1,661)
Class B Common ($.25 per share)				(625)			(625)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			283				283

Balance on March 30, 2008	$9,706	$3,127	$102,732	$72,453	$(12,925)	$(61,254)	$113,839

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Quarter
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(4,335)	$4,651
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	16,629	16,944
Amortization of intangibles	110	111
Deferred income taxes	(2,085)	754
Losses on sale of property, plant and equipment	369	679
Amortization of debt costs	615	768
Amortization of deferred gain related to terminated interest rate agreements	(426)	(424)
Stock compensation expense	283	293
Minority interest	(339)	681
Increase in current assets less current liabilities	(28,879)	(21,518)
(Increase) decrease in other noncurrent assets	147	(285)
Increase (decrease) in other noncurrent liabilities	1,753	(142)
Other	(152)	(92)

Total adjustments	(11,975)	(2,231)

Net cash provided by (used in) operating activities	(16,310)	2,420

Cash Flows from Investing Activities
Additions to property, plant and equipment	(14,835)	(8,415)
Proceeds from the sale of property, plant and equipment	174	197
Investment in plastic bottle manufacturing cooperative	(729)	(758)

Net cash used in investing activities	(15,390)	(8,976)

Cash Flows from Financing Activities
Proceeds from lines of credit, net	34,700	3,000
Cash dividends paid	(2,286)	(2,281)
Principal payments on capital lease obligations	(635)	(593)
Other	(20)	(354)

Net cash provided by (used in) financing activities	31,759	(228)

Net increase (decrease) in cash	59	(6,784)
Cash at beginning of period	9,871	61,823

Cash at end of period	$9,930	$55,039

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,171	$929
Capital lease obligations incurred	—	5,144
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
The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 filed with the United States Securities and Exchange Commission.
Certain prior year amounts have been reclassified to conform to current classifications.
2. Seasonality of Business
Historically, operating results for the first quarter of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
3. Piedmont Coca-Cola Bottling Partnership
Minority interest as of March 30, 2008, December 30, 2007 and April 1, 2007 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.
4. Inventories
Inventories were summarized as follows:

	March 30,	Dec. 30,	April 1,
In Thousands	2008	2007	2007

Finished products	$41,822	$37,649	$38,279
Manufacturing materials	6,923	9,198	9,700
Plastic shells, plastic pallets and other inventories	16,811	16,687	15,767

Total inventories	$65,556	$63,534	$63,746

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	March 30,	Dec. 30,	April 1,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Land	$12,280	$12,280	$12,455
Buildings	110,721	110,721	111,533	10-50 years
Machinery and equipment	106,575	106,180	101,118	5-20 years
Transportation equipment	174,785	174,882	185,475	4-13 years
Furniture and fixtures	38,587	38,350	39,841	4-10 years
Cold drink dispensing equipment	325,586	323,629	328,404	6-13 years
Leasehold and land improvements	60,047	60,023	58,119	5-20 years
Software for internal use	52,155	51,681	36,677	3-10 years
Construction in progress	13,336	6,635	16,603

Total property, plant and equipment, at cost	894,072	884,381	890,225
Less: Accumulated depreciation and amortization	535,446	524,451	514,040

Property, plant and equipment, net	$358,626	$359,930	$376,185

Depreciation and amortization expense was $16.6 million and $16.9 million in the first quarter of 2008 (“Q1 2008”) and the first quarter of 2007 (“Q1 2007”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	March 30,	Dec. 30,	April 1,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Leased property under capital leases	$88,619	$88,619	$88,619	3-29 years
Less: Accumulated amortization	18,790	17,757	14,657

Leased property under capital leases, net	$69,829	$70,862	$73,962

As of March 30, 2008, real estate represented all of the leased property under capital leases and $64.0 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
7. Franchise Rights and Goodwill
There was no change in franchise rights and goodwill in the periods presented.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	March 30,	Dec. 30,	April 1,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Other identifiable intangible assets	$6,599	$6,599	$6,599	1-16 years
Less: Accumulated amortization	2,407	2,297	1,963

Other identifiable intangible assets, net	$4,192	$4,302	$4,636

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	March 30,	Dec. 30,	April 1,
In Thousands	2008	2007	2007

Accrued marketing costs	$6,406	$6,787	$4,656
Accrued insurance costs	15,281	14,228	11,562
Accrued taxes (other than income taxes)	2,080	502	2,208
Employee benefit plan accruals	8,936	9,933	8,752
Checks and transfers yet to be presented for payment from zero balance cash account	13,550	13,279	9,681
All other accrued liabilities	9,287	9,782	14,968

Total other accrued liabilities	$55,540	$54,511	$51,827

10. Debt
Debt was summarized as follows:

		Interest	Interest	March 30,	Dec. 30,	April 1,
In Thousands	Maturity	Rate	Paid	2008	2007	2007

Lines of Credit	2008	2.87%	Varies	$42,100	$7,400	$3,000
Debentures	2007	—		—	—	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757

				633,550	598,850	694,450
Less: Current portion of debt				42,100	7,400	103,000

Long-term debt				$591,450	$591,450	$591,450

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (the “$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. The Company is currently in compliance with these covenants. On March 30, 2008, the Company had no outstanding borrowing on the $200 million facility.
The Company borrows periodically under its uncommitted lines of credit. These uncommitted lines of credit, in the aggregate amount of $60 million at March 30, 2008, are made available at the discretion of two participating banks and may be withdrawn at any time by such banks. The Company uses the $200 million facility to provide appropriate liquidity when the uncommitted lines of credit are unavailable. On March 30, 2008, amounts outstanding under the lines of credit were $42.1 million with a weighted average interest rate of 2.87%. On December 30, 2007 and April 1, 2007, $7.4 million and $3.0 million, respectively, were outstanding under the uncommitted lines of credit.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 5.9%, 6.2% and 6.8% for its debt and capital lease obligations as of March 30, 2008, December 30, 2007 and April 1, 2007, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.9% for Q1 2008 compared to 6.6% for Q1 2007. As of March 30, 2008, approximately 43% of the Company’s debt and capital lease obligations of $713.1 million was subject to changes in short-term interest rates.
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
Derivative financial instruments were summarized as follows:

	March 30, 2008		December 30, 2007		April 1, 2007
	Notional	Remaining	Notional	Remaining	Notional	Remaining
In Thousands	Amount	Term	Amount	Term	Amount	Term

Interest rate swap agreement — floating	$—	—	$—	—	$25,000	0.7 years
Interest rate swap agreement — floating	—	—	—	—	25,000	0.7 years
Interest rate swap agreement — floating	—	—	—	—	50,000	0.7 years
Interest rate swap agreement — floating	50,000	1.2 years	50,000	1.4 years	50,000	2.2 years
Interest rate swap agreement — floating	50,000	1.3 years	50,000	1.5 years	50,000	2.3 years
Interest rate swap agreement — floating	50,000	4.7 years	50,000	4.9 years	50,000	5.7 years
Interest rate swap agreement — floating	25,000	1.1 years	25,000	1.3 years	25,000	2.1 years
Interest rate swap agreement — floating	25,000	7.0 years	25,000	7.2 years	25,000	8.0 years
Interest rate swap agreement — floating	25,000	4.7 years	25,000	4.9 years	25,000	5.7 years
The Company had six interest rate swap agreements as of March 30, 2008 with varying terms that effectively converted $225 million of the Company’s fixed rate debt to floating rate debt. All of the interest rate swap agreements have been accounted for as fair value hedges.
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
During Q1 2007, the Company began using derivative instruments to hedge the majority of its vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts, calls and caps which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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
Deferred Compensation Plan Assets
The fair values of deferred compensation plan assets, which are held in mutual funds, are based upon the quoted market value of the securities held within the mutual funds.
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
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets, derivative financial instruments and letters of credit were as follows:

	March 30, 2008		December 30, 2007		April 1, 2007
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$591,450	$588,616	$591,450	$575,833	$691,450	$681,014
Non-public variable rate debt	42,100	42,100	7,400	7,400	3,000	3,000
Deferred compensation plan assets	6,810	6,810	6,386	6,386	4,956	4,956
Interest rate swap agreements	(8,405)	(8,405)	(2,337)	(2,337)	8,883	8,883
Fuel hedging agreements	(654)	(654)	(340)	(340)	(667)	(667)
Letters of credit	—	21,496	—	21,389	—	21,252
The fair values of the interest rate swap agreements at March 30, 2008 and December 30, 2007 represent the estimated amounts the Company would have received upon termination of these agreements, which are the current settlement values. The fair value on April 1, 2007 represents the estimated amount the Company would have paid upon the termination of these agreements. The fair value of the fuel hedging agreements at March 30, 2008, December 30, 2007 and April 1, 2007 represents the estimated amount the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Values of Financial Instruments
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) as of the beginning of Q1 2008 and there was no material impact to the consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other nonfinancial assets and liabilities, SFAS No. 157 is effective for the first quarter of 2009. In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, intangible assets with indefinite lives and nonfinancial long-lived assets. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes the valuation of derivative instruments and deferred compensation plan assets and liabilities by the above categories as of March 30, 2008:

In Thousands	Level 1	Level 2

Assets
Deferred compensation plan assets	$6,810
Interest rate swap agreements		$8,405
Fuel hedging agreements		654
Liabilities
Deferred compensation plan liabilities	6,810
The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds available under the Company’s 401(k) Savings Plan. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets. The Company’s interest rate swap agreements are fair value hedges, meaning the Company receives fixed and pays variable rates based on LIBOR swap rates. LIBOR swap rates are observable and quoted periodically over the full term of the agreements and are considered Level 2 items. The Company’s fuel hedging agreements are based on NYMEX and Weekly US DOE Daily Average rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
13. Other Liabilities
Other liabilities were summarized as follows:

	March 30,	Dec. 30,	April 1,
In Thousands	2008	2007	2007

Accruals for executive benefit plans	$77,222	$75,438	$71,945
Other	17,823	18,194	23,777

Total other liabilities	$95,045	$93,632	$95,722

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $45.4 million, $45.4 million and $45.3 million as of March 30, 2008, December 30, 2007 and April 1, 2007, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees and no contractual recourse exists that would enable the Company to recover amounts paid, if any, under such guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss.
In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on March 30, 2008 would have been $50.4 million and the Company’s maximum total exposure including its equity investment, would have been $29.3 million for SAC and $33.4 million for Southeastern. The Company has been purchasing plastic bottles and finished products from these cooperatives for more than ten years.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness. As of March 30, 2008, SAC had total assets of approximately $44 million and total debt of approximately $24 million. SAC had total revenues for Q1 2008 of approximately $47 million. As of March

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
30, 2008, Southeastern had total assets of approximately $380.9 million and total debt of approximately $253.4 million. Southeastern had total revenue for Q1 2008 of approximately $135.7 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On March 30, 2008, these letters of credit totaled $21.5 million.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of March 30, 2008 amounted to $21.4 million and expire at various dates through 2017.
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
The Company is subject to audit by tax authorities in jurisdictions where it conducts business. These audits may result in assessments that are subsequently resolved with the tax authorities or potentially through the courts. Management believes the Company has adequately provided for any assessments that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.
15. Income Taxes
The Company’s effective income tax rate for Q1 2008 and Q1 2007 was 32.5% and 39.2%, respectively.
The following table provides a reconciliation of the income tax expense (benefit) at the statutory federal rate to actual income tax expense (benefit).

	First Quarter
In Thousands	2008	2007

Statutory expense (benefit)	$(2,247)	$2,677
State income taxes (benefits), net of federal effect	(279)	333
Manufacturing deduction benefit	128	(224)
Meals and entertainment	(103)	83
State income tax adjustment	159	—
Other, net	257	130

Income tax expense (benefit)	$(2,085)	$2,999

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective as of January 1, 2007. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 30, 2007, the Company had $9.2 million of unrecognized tax benefits, including accrued interest, of which $8.0 million would affect the Company’s effective tax rate if recognized. As of March 30, 2008, the Company had $9.4 million of unrecognized tax benefits, including accrued interest, of which $8.3 million would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2007, the Company had approximately $2.0 million of accrued interest related to uncertain tax positions. As of March 30, 2008, the Company had approximately $2.1 million of accrued interest related to uncertain tax positions. Income tax expense in both Q1 2008 and Q1 2007 included approximately $.1 million of interest.
In Q1 2008, the Company reached an agreement with a state tax authority to resolve certain prior year tax positions. The net effect of the adjustments was an increase to income tax expense of approximately $.2 million.
Various tax years from 1989 remain open due to loss carryforwards in certain state jurisdictions. The tax years 2004 through 2007 remain open to examination by taxing jurisdictions to which the Company is subject.
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
16. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services in Europe.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss
A summary of accumulated other comprehensive loss is as follows:

		Application
	Dec. 30,	SFAS No. 158	Pre-tax	Tax	March 30,
In Thousands	2007	After tax(1)	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,684)	$23	$111	$(43)	$(12,593)
Prior service costs	(55)	1	4	(2)	(52)
Net postretirement benefits activity:
Actuarial loss	(9,928)	141	229	(88)	(9,646)
Prior service costs	9,833	(275)	(446)	171	9,283
Transition asset	60	(4)	(6)	3	53
Foreign currency translation adjustment	23	—	12	(5)	30

Total	$(12,751)	$(114)	$(96)	$36	$(12,925)

	Dec. 31,	Pre-tax	Tax	April 1,
In Thousands	2006	Activity	Effect	2007

Net pension activity:
Actuarial loss	$(24,673)	$623	$(246)	$(24,296)
Prior service costs	(31)	6	(2)	(27)
Net postretirement benefits activity:
Actuarial loss	(13,512)	305	(119)	(13,326)
Prior service costs	10,915	(446)	175	10,644
Transition asset	75	(6)	2	71
Foreign currency translation adjustment	—	3	(1)	2

Total	$(27,226)	$485	$(191)	$(26,932)

(1)	See Note 18 of the consolidated financial statements for additional information.
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
Pursuant to the Company’s Restated Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Restated Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
paid on the Common Stock. During Q1 2008 and Q1 2007, dividends of $.25 per share were declared and paid on both Common Stock and Class B Common Stock.
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
On February 28, 2007, the Compensation Committee of the Board of Directors determined 20,000 shares of restricted Class B Common Stock vested and should be issued, pursuant to the performance-based award discussed above, to Mr. Harrison, III in connection with his services as Chairman of the Board of Directors and Chief Executive Officer of the Company for the fiscal year ended December 31, 2006. On February 27, 2008, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III in connection with his services for the fiscal year ended December 30, 2007.
The Company’s only active share based compensation is the restricted stock award to Mr. Harrison, III, as previously described. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Compensation Committee of the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock awards, are approved by the Compensation Committee in the first quarter of each year.
A summary of restricted stock awards is as follows:

			Annual	First Quarter
	Shares	Grant-Date	Compensation	Compensation
Year	Awarded	Price	Expense	Expense

2007	20,000	$58.53	$1,170,600	$292,650
2008	20,000	56.50	1,130,000	282,500

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.
On April 29, 2008, the stockholders approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”) that each represents the right to receive one share of the Company’s Class B Common Stock. The Units will vest in annual increments over a ten-year period starting in fiscal year 2009. The Units vested each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) as determined under the Company’s existing Annual Bonus Plan based upon annual targets defined by the Compensation Committee. The Performance Unit Award Agreement will replace the restricted stock award discussed above which expires at the end of 2008 and will not affect the Company’s results of operations or financial position during 2008.
The increase in the number of shares outstanding in Q1 2008 and Q1 2007 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award in each quarter.
18. Benefit Plans
Recently Adopted Pronouncement
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”) which was effective for the year ending December 31, 2006 except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which is effective for the year ending December 28, 2008. The Company adopted the measurement date provisions of SFAS No. 158 on the first day of Q1 2008 and used the “one measurement” approach. The incremental effect of applying the measurement date provisions on the balance sheet in Q1 2008 was as follows:

	Before		After
	Application of		Application of
In Thousands	SFAS No. 158	Adjustment	SFAS No. 158

Pension and postretirement benefit obligations	$32,758	$434	$33,192
Deferred income taxes	168,540	(167)	168,373
Total liabilities	1,123,290	267	1,123,557
Retained earnings	79,227	(153)	79,074
Accumulated other comprehensive loss	(12,751)	(114)	(12,865)
Total stockholders’ equity	120,504	(267)	120,237

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
The components of net periodic pension cost (income) were as follows:

	First Quarter
In Thousands	2008	2007

Service cost	$21	$20
Interest cost	2,701	2,634
Expected return on plan assets	(3,410)	(3,225)
Amortization of prior service cost	4	6
Recognized net actuarial loss	111	623

Net periodic pension cost (income)	$(573)	$58

The Company did not contribute to its pension plans during Q1 2008 and expects to make contributions of approximately $0.3 million to its principal Company-sponsored pension plan during the remainder of 2008.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.
The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2008	2007

Service cost	$128	$106
Interest cost	536	552
Amortization of unrecognized transitional assets	(6)	(6)
Recognized net actuarial loss	229	305
Amortization of prior service cost	(446)	(446)

Net periodic postretirement benefit cost	$441	$511

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The total cost for this benefit in Q1 2008 and Q1 2007 was $2.5 million and $2.1 million, respectively.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of March 30, 2008, The Coca-Cola Company had a 27.1% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2008	2007

Payments by the Company for concentrate, syrup, sweetener and other purchases	$87.3	$75.4
Marketing funding support payments to the Company	8.5	6.8

Payments by the Company net of marketing funding support	$78.8	$68.6

Payments by the Company for customer marketing programs	$11.0	$10.0
Payments by the Company for cold drink equipment parts	1.6	1.3
Fountain delivery and equipment repair fees paid to the Company	2.3	2.3
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.1	1.1
Sales of finished products to The Coca-Cola Company	3.7	10.9

On March 10, 2008, the Company entered into a letter agreement with The Coca-Cola Company regarding brand innovation and distribution collaboration. Under the letter agreement, the Company granted to The Coca-Cola Company the option to purchase any nonalcoholic beverage brands then or thereafter owned by the Company. The option is exercisable as to each brand at a formula-based price during the two-year period that begins after that brand has achieved a specified level of net operating revenue or, if earlier, beginning five years after the introduction of that brand in the market with a minimum level of net operating revenue (except that, with respect to brands owned at the date of the letter agreement, the five-year period does not begin earlier than the date of the letter agreement).

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $8.5 million and $10.7 million in Q1 2008 and Q1 2007, respectively. Purchases from CCE under this arrangement were $5.3 million and $3.1 million in Q1 2008 and Q1 2007, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of March 30, 2008, CCE held less than 9% of the Company’s outstanding Common Stock and held no shares of the Company’s Class B Common Stock.
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
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $16.6 million and $16.8 million in Q1 2008 and Q1 2007, respectively. In connection with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $21.2 million as of March 30, 2008. Additionally, the Company has recorded an equity investment of $8.2 million in one of these entities as of March 30, 2008.
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $36.7 million and $32.6 million in Q1 2008 and Q1 2007, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.3 million and $.4 million in Q1 2008 and Q1 2007, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $24.2 million as of March 30, 2008. Additionally, the Company has recorded an equity investment of $4.1 million in SAC as of March 30, 2008.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal balance outstanding under this capital lease as of March 30, 2008 was $38.3 million. Rental payments related to this lease were $1.0 million and $1.1 million in Q1 2008 and Q1 2007, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of March 30, 2008 was $33.9 million. Rental payments related to the lease were $.9 million in both Q1 2008 and Q1 2007.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
20. Net Sales by Product Category
Net sales by product category were as follows:

	First Quarter
In Thousands	2008	2007

Bottle/can sales:
Sparkling beverages (including energy products)	$234,552	$233,963
Still beverages	53,456	46,186

Total bottle/can sales	288,008	280,149

Other sales:
Sales to other Coca-Cola bottlers	28,028	34,883
Post-mix and other	21,638	22,524

Total other sales	49,666	57,407

Total net sales	$337,674	$337,556

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share
The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2008	2007

Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:

Net income (loss)	$(4,335)	$4,651
Less dividends:
Common Stock	1,661	1,661
Class B Common Stock	625	620

Total undistributed earnings (losses)	$(6,621)	$2,370

Common Stock undistributed earnings (losses) — basic	$(4,811)	$1,726
Class B Common Stock undistributed earnings (losses) — basic	(1,810)	644

Total undistributed earnings (losses) — basic	$(6,621)	$2,370

Common Stock undistributed earnings (losses) — diluted	$(4,811)	$1,724
Class B Common Stock undistributed earnings (losses) — diluted	(1,810)	646

Total undistributed earnings (losses) — diluted	$(6,621)	$2,370

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$1,661	$1,661
Common Stock undistributed earnings (losses) — basic	(4,811)	1,726

Numerator for basic net income (loss) per Common Stock share	$(3,150)	$3,387

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends in Class B Common Stock	$625	$620
Class B Common Stock undistributed earnings (losses) — basic	(1,810)	644

Numerator for basic net income (loss) per Class B Common Stock share	$(1,185)	$1,264

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share

	First Quarter
In Thousands (Except Per Share Data)	2008	2007

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$1,661	$1,661
Dividends on Class B Common Stock assumed converted to Common Stock	625	620
Common Stock undistributed earnings (losses) — diluted	(6,621)	2,370

Numerator for diluted net income (loss) per Common Stock share	$(4,335)	$4,651

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	625	620
Class B Common Stock undistributed earnings (losses) — diluted	(1,810)	646

Numerator for diluted net income (loss) per Class B Common Stock share	$(1,185)	$1,266

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share

	First Quarter
In Thousands (Except Per Share Data)	2008	2007

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	6,644	6,643
Class B Common Stock weighted average shares outstanding — basic	2,500	2,480

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,144	9,131
Class B Common Stock weighted average shares outstanding — diluted	2,500	2,488

Basic net income (loss) per share:
Common Stock	$(.47)	$.51

Class B Common Stock	$(.47)	$.51

Diluted net income (loss) per share:
Common Stock	$(.47)	$.51

Class B Common Stock	$(.47)	$.51

NOTES TO TABLE
(1)
For purposes of the diluted net income (loss) per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)
For purposes of the diluted net income (loss) per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income (loss) per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the restricted stock award.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 89% of the Company’s Q1 2008 bottle/can volume to retail customers were products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 11% of the Company’s Q1 2008 bottle/can volume to retail customers were products of other beverage companies and the Company. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During Q1 2008, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 18% and 12% of the Company’s total bottle/can volume to retail customers during Q1 2008, respectively. Wal-Mart Stores, Inc. accounted for approximately 14% of the Company’s total net sales during Q1 2008.
The Company obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic entities. See Note 19 of the consolidated financial statements for additional information.
The Company is exposed to price risk on such commodities as aluminum, corn and resin which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum used for can packaging, high fructose corn syrup used as an ingredient and plastic bottles used for packaging. Further, the Company is exposed to commodity price risk on oil which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products.
Beginning in 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. The cost of aluminum cans further increased during Q1 2008. High fructose corn syrup costs also increased significantly during Q1 2008 as a result of increasing demand for corn products around the world such as for ethanol production. The combined impact of increasing costs for aluminum cans and high fructose corn syrup increased cost of sales during Q1 2008. In additional, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.
Certain liabilities of the Company are subject to risk due to changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.
Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining contracts covering approximately 5% of the Company’s employees will expire during the remainder of 2008.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
In Thousands	2008	2007

Accounts receivable, trade, net	$(14,913)	$(11,057)
Accounts receivable from The Coca-Cola Company	(10,358)	(11,809)
Accounts receivable, other	1,212	(236)
Inventories	(2,022)	3,309
Prepaid expenses and other current assets	(4,143)	(3,994)
Accounts payable, trade	(6,436)	(1,435)
Accounts payable to The Coca-Cola Company	11,013	1,363
Other accrued liabilities	1,360	3,042
Accrued compensation	(10,512)	(9,255)
Accrued interest payable	5,920	8,554

Increase in current assets less current liabilities	$(28,879)	$(21,518)

24. New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, FASB issued SFAS No. 158 which was effective for the year ending December 31, 2006 except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which was effective for the year ending December 28, 2008. The impact of the adoption of the change in measurement dates was not material to the consolidated financial statements. See Note 16 and Note 18 of the consolidated financial statements for additional information.
In September 2006, FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of Q1 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. See Note 12 of the consolidated financial statements for additional information. For all other nonfinancial assets and liabilities, the Statement is effective in the first quarter of 2009. In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, intangible assets with indefinite lives and nonfinancial long-lived assets. The adoption of this Statement did not have a material impact on the consolidated financial statements. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective at the beginning of Q1 2008. The Company has not applied the fair value option to any of its outstanding instruments; therefore, the Statement did not have an impact on the consolidated financial statements.
Recently Issued Pronouncements
In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years beginning on or after December 15, 2008. The Company anticipates that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in financial statement presentation may be required.
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
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years beginning on or after November 15, 2008. The adoption of this Statement will not impact the consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items.

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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the first quarter of 2008 (“Q1 2008”) and changes from the first quarter of 2007 (“Q1 2007”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q1 2008 compared to Q1 2007.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q1 2008 compared to year-end 2007 and the end of Q1 2007 as presented in the consolidated financial statements.

•
Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.
The consolidated statements of operations and consolidated statements of cash flows for the quarters ended March 30, 2008 and April 1, 2007 and the consolidated balance sheets at March 30, 2008, December 30, 2007 and April 1, 2007 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.
Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, operating in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are primarily carbonated beverages including energy products. Still beverages are primarily noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of approximately $1.4 billion in 2007.
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last three years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by volume growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 81% of the Company’s Q1 2008 bottle/can net sales.
The principal methods of competition in the nonalcoholic beverage industry are point-of-sale merchandising, new product introductions, new vending and dispensing equipment, packaging changes, pricing, price promotions, product quality, retail space management, customer service, frequency of distribution and advertising. The Company believes it is competitive in its territories with respect to each of these methods.
Historically, operating results for the first quarter of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation and interest expense, are not significantly impacted by business seasonality.
Net sales by product category were as follows:

	First Quarter
In Thousands	2008	2007

Bottle/can sales:
Sparkling beverages (including energy products)	$234,552	$233,963
Still beverages	53,456	46,186

Total bottle/can sales	288,008	280,149

Other sales:
Sales to other Coca-Cola bottlers	28,028	34,883
Post-mix and other	21,638	22,524

Total other sales	49,666	57,407

Total net sales	$337,674	$337,556

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
In August 2007, the Company entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly-owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced beverages including vitaminwater, smartwater and vitaminenergy. The distribution agreement was effective November 1, 2007 for a period of ten years and, unless earlier terminated, will be automatically renewed for succeeding ten-year terms, subject to a one year non-renewal notification by the Company. In conjunction with the execution of the distribution agreement, the Company entered into an agreement with The Coca-Cola Company whereby the Company agreed not to introduce new third party brands or certain third party brand extensions in the United States through August 31, 2010 unless mutually agreed to by the Company and The Coca-Cola Company.
The Company has invested in its own brand portfolio with products such as Respect, a vitamin and mineral enhanced beverage, Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze and diet Country Breeze tea and its own energy drink. The Company is also the exclusive licensee of Cinnabon Premium Coffee Lattes in the United States. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusive licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant.
On March 10, 2008, the Company entered into a letter agreement with The Coca-Cola Company regarding brand innovation and distribution collaboration. Under the letter agreement, the Company granted to The Coca-Cola Company the option to purchase any nonalcoholic beverage brands then or thereafter owned by the Company. The option is exercisable as to each brand at a formula-based price during the two-year period that begins after that brand has achieved a specified level of net operating revenue or, if earlier, beginning five years after the introduction of that brand in the market with a minimum level of net operating revenue (except that, with respect to brands owned at the date of the letter agreement, the five-year period does not begin earlier than the date of the letter agreement).
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $49.7 million and $45.8 million in Q1 2008 and Q1 2007, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
The Company has three primary delivery systems for its current business:
•	bulk delivery for large supermarkets, mass merchandisers and club stores;

•	advanced sale delivery for convenience stores, drug stores, small supermarkets and on-premise accounts; and

•	full service delivery for its full service vending customers.
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
Overview of Operations and Financial Condition
The following overview provides a summary of key information concerning the Company’s financial results for Q1 2008 compared to Q1 2007.

	First Quarter			%
In Thousands (Except Per Share Data)	2008	2007	Change	Change

Net sales	$337,674	$337,556	$118	—
Gross margin	139,918	151,491	(11,573)	(7.6)
S,D&A expenses	136,243	130,942	5,301	4.0
Income from operations	3,675	20,549	(16,874)	(82.1)
Interest expense	10,434	12,218	(1,784)	(14.6)
Income (loss) before income taxes	(6,420)	7,650	(14,070)	(183.9)
Income tax provision (benefit)	(2,085)	2,999	(5,084)	(169.5)
Net income (loss)	(4,335)	4,651	(8,986)	(193.2)

Basic net income (loss) per share:
Common Stock	$(.47)	$.51	$(.98)	(192.2)
Class B Common Stock	$(.47)	$.51	$(.98)	(192.2)
Diluted net income (loss) per share:
Common Stock	$(.47)	$.51	$(.98)	(192.2)
Class B Common Stock	$(.47)	$.51	$(.98)	(192.2)
The Company’s net sales were relatively flat in Q1 2008 compared to Q1 2007. The small increase in net sales was primarily due to a 2.4% increase in bottle/can volume offset by an approximate 19.7% or $6.9 million decrease in sales to other Coca-Cola bottlers (“bottler sales”). The increase in bottle/can volume was due to increases in enhanced water and sparkling beverages partially offset by a decline in bottled water sales. The decrease in bottler sales was due to a decrease in energy and tea products partially offset by an increase in sparkling beverages volume.
The Company anticipates overall bottle/can sales growth will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, enhanced water, tea and energy products as well as the introduction of new beverage products and the appropriate pricing of brands and packages within sales channels.
Gross margin dollars decreased 7.6% in Q1 2008 compared to Q1 2007. The Company’s gross margin percentage decreased to 41.4% in Q1 2008 from 44.9% in Q1 2007. The 3.5% decrease in gross margin as a percentage of net sales was primarily due to increased raw material costs, increased sales of purchased products (which have lower margin percentages), a shift in product and package mix to lower margin items and lower sales price per unit for bottled water. Purchased products include FUZE, Campbell’s products, smartwater, vitaminwater and NOS© energy products.
S,D&A expenses increased 4.0% in Q1 2008 from Q1 2007. The increase in S,D&A expenses was primarily attributable to increases in employee related expenses of $4.0 million (excluding restructuring costs in 2007), fuel costs of $2.1 million and property and casualty insurance costs of $1.3 million.
Net interest expense decreased 14.6% in Q1 2008 compared to Q1 2007. The decrease was primarily due to lower effective interest rates and lower borrowing levels offset by a $.7 million decrease in interest earned on short-term cash investments in Q1 2008 as compared to Q1 2007. The Company’s overall weighted average interest rate decreased to 5.9% during Q1 2008 from 6.6% during Q1 2007.
Net debt and capital lease obligations were summarized as follows:

	March 30,	December 30,	April 1,
In Thousands	2008	2007	2007

Debt	$633,550	$598,850	$694,450
Capital lease obligations	79,580	80,215	82,057

Total debt and capital lease obligations	713,130	679,065	776,507
Less: Cash and cash equivalents	9,930	9,871	55,039

Total net debt and capital lease obligations (1)	$703,200	$669,194	$721,468

(1)
The non-GAAP measure “Total net debt and capital lease obligations” is used to provide readers with additional information to more clearly evaluate the Company’s capital structure and financial leverage.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements
Critical Accounting Policies
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 30, 2007 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
The Company has not made changes in any critical accounting policies during Q1 2008. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans,” which was effective for the year ending December 31, 2006 except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which was effective for the year ending December 28, 2008. The impact of the adoption of the change in measurement dates was not material to the consolidated financial statements. See Note 16 and Note 18 of the consolidated financial statements for additional information.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of Q1 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. See Note 12 to the consolidated financial statements for additional information. For all other nonfinancial assets and liabilities, the Statement is effective in the first quarter of 2009. In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed the implementation of SFAS No. 157 provisions on the fair value of goodwill, intangible assets with indefinite lives and nonfinancial long-lived assets. The adoption of this Statement did not have a material impact on the consolidated financial statements. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities valued on a recurring basis (at least annually).
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective at the beginning of Q1 2008. The Company has not applied the fair value option to any of its outstanding instruments; therefore, the Statement did not have an impact on the consolidated financial statements.
Recently Issued Pronouncements
In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years beginning on or after December 15, 2008. The Company anticipates that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in financial statement presentation may be required.
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
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years beginning on or after November 15, 2008. The adoption of this Statement will not impact the consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items.
Results of Operations
Q1 2008 Compared to Q1 2007
Net Sales
Net sales increased $.1 million to $337.7 million in Q1 2008 compared to $337.6 million in Q1 2007.
The increase in net sales was a result of the following:

Amount	Attributable to:
(In Millions)
$9.0	2.4% increase in bottle/can volume primarily due to increases in enhanced water and sparkling beverage volume offset by a decrease in bottled water volume
(4.3)	12.3% decrease in bottler sales volume primarily due to decreases in energy and tea products volume
(2.5)	8.4% decrease in bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
(1.7)	9.5% decrease in post-mix volume
(1.2)
Decrease in bottle/can sales price primarily due to increases in sales of lower price packages in higher margin channels (convenience and drug) and lower sales price per unit for bottled water partially offset by higher selling prices in other channels

0.8	Other

$0.1	Total increase in net sales

In Q1 2008, the Company’s bottle/can sales to retail customers accounted for 85% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The decrease in the Company’s bottle/can net pricing per unit in Q1 2008 compared to Q1 2007 was primarily due to increases in sales of lower price packages in the convenience and drug channels and lower sales price per unit for bottled water partially offset by increases in pricing in other channels, primarily the supermarket channel. The increase in pricing in other channels was primarily due to increases in sales of enhanced water which has a higher sales price per unit.

Product category sales volume in Q1 2008 and Q1 2007 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2008	Q1 2007	% Increase
Sparkling beverages (including energy products)	84.4%	85.4%	1.2
Still beverages	15.6%	14.6%	9.5

Total bottle/can sales volume	100.0%	100.0%	2.4

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During Q1 2008, approximately 68% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 18% of the Company’s total bottle/can volume during Q1 2008. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume in Q1 2008. All of the Company’s beverage sales are to customers in the United States.
The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The delivery fee is recorded in net sales and was $1.5 million and $1.6 million in Q1 2008 and Q1 2007, respectively.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 6.3%, or $11.7 million, to $197.8 million in Q1 2008 compared to $186.1 million in Q1 2007. The increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$14.1	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as aluminum cans, high fructose corn syrup and plastic bottles
5.8	2.4% increase in bottle/can volume primarily due to increases in enhanced water and sparkling beverage volume offset by a decrease in bottled water volume
(4.1)	12.3% decrease in bottler sales volume primarily due to decreases in energy drinks and tea volume
(2.1)	Decrease in bottler cost price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher cost per unit)
(1.7)	Increase in marketing funding support received primarily from The Coca-Cola Company
(1.2)	9.5% decrease in post-mix volume
0.9	Other

$11.7	Total increase in cost of sales

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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $10.6 million for Q1 2008 compared to $8.9 million for Q1 2007 and was recorded as a reduction in cost of sales.
Gross Margin
Gross margin dollars decreased $11.6 million, or 7.6%, to $139.9 million in Q1 2008 from $151.5 million in Q1 2007. Gross margin as a percentage of net sales decreased to 41.4% in Q1 2008 from 44.9% in Q1 2007.
The decrease in gross margin dollars was primarily the result of the following:

Amount	Attributable to:
(In Millions)
$(14.1)	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs
3.2	2.4% increase in bottle/can volume primarily due to increases in enhanced water and sparkling beverage volume offset by a decrease in bottled water volume
1.7	Increase in marketing funding support received primarily from The Coca-Cola Company
(1.2)
Decrease in bottle/can sales price primarily due to increased sales of lower price packages in higher margin channels (convenience and drug) and lower sales price per unit for bottled water partially offset by higher prices in other channels

(1.2)	Other

$(11.6)	Total decrease in gross margin

The 3.5% decrease in gross margin as a percentage of net sales was primarily due to increased raw material costs and increased sales of purchased products (which have lower margin percentages), higher percentage of sales of lower margin packages to total packages and lower sales price per unit for bottled water.
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
S,D&A expenses increased by $5.3 million, or 4.0%, to $136.2 million in Q1 2008 from $130.9 million in Q1 2007.
The increase in S,D&A expenses was primarily due to the following:

Amount	Attributable to:
(In Millions)
$4.7	Increase in employee related expenses primarily related to wage increases
(2.2)	Restructuring costs in Q1 2007 related to the simplification of the Company’s operating management structure and reduction in work force in order to improve operating efficiencies
2.1	Increase in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
1.3	Increase in property and casualty insurance costs
(0.7)	Decrease in employee benefit costs primarily due to the amendment of the principal Company-sponsored pension plan, net of increases in the Company’s 401(k) Savings Plan contributions
0.1	Other

$5.3	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $49.7 million and $45.8 million in Q1 2008 and Q1 2007, respectively.
On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consisted primarily of one-time termination benefits and other associated costs, primarily relocation expense for certain employees. The Company incurred $2.2 million in restructuring expenses in Q1 2007.
Interest Expense
Net interest expense decreased 14.6%, or $1.8 million, in Q1 2008 compared to Q1 2007. The decrease in interest expense was primarily due to lower effective interest rates and lower levels of borrowing offset by a $.7 million decrease in interest earned on short-term cash investments in Q1 2008 as compared to Q1 2007. The Company’s overall weighted average interest rate decreased to 5.9% during Q1 2008 from 6.6% during Q1 2007. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Minority Interest
The Company recorded minority interest income of $.3 million in Q1 2008 compared to minority interest expense of $.7 million in Q1 2007 related to the portion of Piedmont owned by The Coca-Cola Company. The income recorded for Q1 2008 was due to a loss at Piedmont for Q1 2008.
Income Taxes
The Company’s effective income tax rate for Q1 2008 was 32.5% compared to 39.2% in Q1 2007. The lower effective tax rate in Q1 2008 resulted primarily from a state income tax adjustment and an increase in the Company’s reserve for uncertain tax positions. The reduction in the Q1 2008 effective tax rate diminished the income tax benefit to the Company. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2008 is dependent upon results of operations and may change if the results for 2008 are different from current expectations.
The adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” and FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” effective January 1, 2007, did not have a material impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information related to the implementation of FIN 48 and FSP FIN 48-1.
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Financial Condition
Total assets increased to $1.32 billion at March 30, 2008 from $1.29 billion at December 30, 2007 primarily due to an increase in accounts receivable.
Net working capital, defined as current assets less current liabilities, decreased by $5.5 million at March 30, 2008 from December 30, 2007 and increased by $21.3 million at March 30, 2008 from April 1, 2007.
Significant changes in net working capital from December 30, 2007 were as follows:
•	An increase in accounts receivable, trade of $14.9 million primarily due to higher sales in the quarter ended March 2008 compared to the quarter ended December 2007.
•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $10.4 million and $11.0 million, respectively, primarily due to the timing of payments.
•	An increase in current portion of long-term debt of $34.7 million due to increased borrowings on the Company’s lines of credit.
•	A decrease in accounts payable, trade of $6.4 million primarily due to the timing of payments.
•	A decrease in accrued compensation of $10.5 million due to the payment of bonuses in March of 2008.
•	An increase in interest payable of $5.9 million due to the timing of interest payments on debt.
Significant changes in net working capital from April 1, 2007 were as follows:
•	A decrease in cash and cash equivalents of $45.1 million primarily due to the payment of $100 million of debentures in November 2007.
•
An increase in accounts receivable, trade of $5.1 million primarily due to the collection of payments from customers on the last day of March 2008 which was in the second quarter of 2008 while the last day of March 2007 was in the first quarter of 2007.

•	An increase in prepaid expenses and other current assets of $7.3 million primarily due to an increase in current deferred tax assets.
•	An increase in other accrued liabilities of $3.7 million primarily due to increases in accrued insurance costs and timing of payments.
•
A decrease in the current portion of debt of $60.9 million primarily due to the payment of $100 million in debentures in November 2007 partially offset by a $39.1 million increase in borrowing on the Company’s lines of credit.

Debt and capital lease obligations were $713.1 million as of March 30, 2008 compared to $679.1 million as of December 30, 2007 and $776.5 million as of April 1, 2007. Debt and capital lease obligations as of March 30, 2008 included $79.6 million of capital lease obligations related primarily to Company facilities.
Liquidity and Capital Resources
Capital Resources
The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. Management believes the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.
As of March 30, 2008, the Company had $200 million available under its revolving credit facility to meet its cash requirements. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flows, each as defined in the credit agreement. The Company is currently in compliance with these covenants. Also, the Company borrows periodically under its uncommitted lines of credit. These uncommitted lines of credit, in the aggregate amount of $60 million at March 30, 2008, are made available at the discretion of two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company uses the $200 million facility to provide appropriate liquidity when the uncommitted lines of credit are unavailable.
The Company expects to use cash flow generated from operations, its $200 million revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures under its shelf registration statement, to repay or refinance debentures maturing in May 2009 and July 2009.
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of March 30, 2008, $591.4 million of the Company’s total outstanding balance of debt and capital lease obligations of $713.1 million was financed through publicly offered debt. The Company had capital lease obligations of $79.6 million and $42.1 million outstanding on its lines of credit as of March 30, 2008. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations and the payment of dividends.
A summary of activity for Q1 2008 and Q1 2007 follows:

	First Quarter
In Millions	2008	2007

Cash Sources
Cash provided by operating activities	$—	$2.4
Proceeds from lines of credit, net	34.7	3.0
Other	.2	.2

Total cash sources	$34.9	$5.6

Cash Uses
Cash used in operating activities	$16.3	$—
Capital expenditures	14.8	8.4
Investment in plastic bottle manufacturing cooperative	.7	.7
Payment of debt and capital lease obligations	.6	.6
Dividends	2.3	2.3
Other	.1	.4

Total cash uses	$34.8	$12.4

Increase (decrease) in cash	$.1	$(6.8)

Investing Activities
Additions to property, plant and equipment during Q1 2008 were $14.8 million compared to $8.4 million during Q1 2007. Capital expenditures during Q1 2008 were funded with borrowings from its available lines of credit. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into a $200 million revolving credit facility (the “$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating rate of LIBOR plus an interest rate spread of .35%. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants related to ratio requirements for interest coverage and long-term debt to cash flow, each as defined in the credit agreement. The Company is currently in compliance with these covenants. There were no amounts outstanding under the revolving credit facilities at March 30, 2008, December 30, 2007 and April 1, 2007.
The Company borrows periodically under its uncommitted lines of credit. These uncommitted lines of credit, in the aggregate amount of $60 million at March 30, 2008, are made available at the discretion of the two participating banks at rates negotiated at the time of borrowing and may be withdrawn at any time by such banks. The Company can utilize its revolving credit facility in the event the uncommitted lines of credit are not available. On March 30, 2008, December 30, 2007 and April 1, 2007, $42.1 million, $7.4 million and $3.0 million, respectively, was outstanding under the lines of credit.
The Company expects to use cash flow generated from operations, its $200 million revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures under its shelf registration statement, to repay or refinance debentures maturing in May 2009 and July 2009.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.
At March 30, 2008, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2
The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs and/or different credit terms for the Company. There were no changes in these credit ratings from the prior year.
The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2007 performance, effective December 30, 2007, under a restricted stock award plan that provides for annual awards of such shares subject to the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan.
The award provides the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved for each year. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for 2008, were set in Q1 2008 and the Company recorded the 20,000 share award with respect to 2008 performance at the grant-date price of $56.50 per share. Total stock compensation expense will be approximately $1.1 million over the one-year service period of which $.3 million was recognized in Q1 2008. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.
On April 29, 2008, the stockholders approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”) that each represents the right to receive one share of the Company’s Class B Common Stock. The Units will vest in annual increments over a ten-year period starting in fiscal year 2009. The Units vested each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) as determined under the Company’s existing Annual Bonus Plan based upon annual targets defined by the Compensation Committee. The Performance Unit Award Agreement will replace the restricted stock award discussed above which expires at the end of 2008 and will not affect the Company’s results of operation or financial position during 2008.
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing entities and has guaranteed $45.4 million of debt and related lease obligations for these entities as of March 30, 2008. In addition, the Company has an equity ownership in each of the entities. As of March 30, 2008, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $62.7 million including the Company’s equity interest. See Note 14 of the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of March 30, 2008:

	Payments Due by Period
		Apr. 2008-	Apr. 2009-	Apr. 2011-	After
In Thousands	Total	Mar. 2009	Mar. 2011	Mar. 2013	Mar. 2013

Contractual obligations:
Total debt, net of interest	$633,550	$42,100	$176,693	$150,000	$264,757
Capital lease obligations, net of interest	79,580	2,645	5,850	6,694	64,391
Estimated interest on long-term debt and capital lease obligations (1)	281,735	39,980	57,298	52,473	131,984
Purchase obligations (2)	580,250	95,017	192,819	188,137	104,277
Other long-term liabilities (3)	92,682	5,830	11,202	10,594	65,056
Operating leases	18,081	3,757	4,859	2,641	6,824
Long-term contractual arrangements (4)	21,374	6,650	9,110	3,917	1,697
Interest rate swap agreements (1)	1,480	1,090	280	110
Postretirement obligations	35,931	2,271	4,868	5,212	23,580
Purchase orders (5)	16,967	16,967

Total contractual obligations	$1,761,630	$216,307	$462,979	$419,778	$662,566

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

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
The Company has $9.4 million of unrecognized income tax benefits including accrued interest as of March 30, 2008 (included in other long-term liabilities in the table above) of which $8.3 million would affect the Company’s effective tax rate if recognized. The Company does not anticipate any significant impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain. See Note 15 of the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of March 30, 2008, the Company has $21.5 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company anticipates that contributions to the principal Company-sponsored pension plan in 2008 will be approximately $0.3 million. Postretirement medical care payments are expected to be approximately $2.3 million in 2008. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.4 million during both Q1 2008 and Q1 2007.
The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.9% as of March 30, 2008 compared to 6.2% as of December 30, 2007 and 6.8% as of April 1, 2007. Approximately 43% of the Company’s debt and capital lease obligations of $713.1 million as of March 30, 2008 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of March 30, 2008, interest expense for the next twelve months would increase by approximately $3 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of March 30, 2008, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.
Fuel Hedging
During Q1 2007, the Company began using derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts, calls and caps which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	management’s belief that the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending;

•
the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of March 30, 2008;

•	the Company’s belief that contributions to the principal Company-sponsored pension plan in 2008 will be approximately $0.3 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.3 million in 2008;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•
the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, enhanced water, tea and energy products, the introduction of new products and the pricing of brands and packages within channels;

•	the Company’s beliefs that the growth of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief there will not be any material impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain;

•	the Company’s belief that changes in unrecognized tax benefits over the next 12 months will not have a significant impact on the consolidated financial statements; and

•
the Company’s expectation that it will use cash flow generated from operations, its revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures under its shelf registration statement, to repay or refinance debentures maturing in May 2009 and July 2009.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 under Item 1A. Risk Factors.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements are major financial institutions with which the Company also has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 43% of the Company’s debt and capital lease obligations of $713.1 million as of March 30, 2008 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of March 30, 2008, interest expense for the following 12 months would increase by approximately $3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The combined impact of a 10% increase cost of commodities included as part of the Company’s raw materials as compared to fiscal 2007, assuming flat volume, would be approximately $23 million.
During Q1 2007, the Company began using derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Instruments used include puts, calls and caps which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

Effects of Changing Prices
The principal effect of inflation on the Company’s operating results is to increase costs. The Company may raise selling prices to offset these cost increases; however, the resulting impact on retail prices may reduce the volume of product purchased by consumers.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

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

10.1*	Letter Agreement, dated as of March 10, 2008, between the Company and The Coca-Cola Company (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: May 9, 2008	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer