Form 10-Q
period 2008-06-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2008-08-08
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $1.00 Par Value	6,643,677
Class B Common Stock, $1.00 Par Value	2,499,652

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

PART I — FINANCIAL INFORMATION
Item l. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2008	2007	2008	2007

Net sales	$396,003	$390,443	$733,677	$727,999
Cost of sales	224,123	221,153	421,879	407,218

Gross margin	171,880	169,290	311,798	320,781
Selling, delivery and administrative expenses	135,673	136,796	271,916	267,738

Income from operations	36,207	32,494	39,882	53,043

Interest expense	9,949	12,294	20,383	24,512
Minority interest	1,360	1,169	1,021	1,850

Income before income taxes	24,898	19,031	18,478	26,681
Income tax provision	9,743	7,340	7,658	10,339

Net income	$15,155	$11,691	$10,820	$16,342

Basic net income per share:
Common Stock	$1.66	$1.28	$1.18	$1.79

Weighted average number of Common Stock shares outstanding	6,644	6,644	6,644	6,643

Class B Common Stock	$1.66	$1.28	$1.18	$1.79

Weighted average number of Class B Common Stock shares outstanding	2,500	2,480	2,500	2,480

Diluted net income per share:
Common Stock	$1.65	$1.28	$1.18	$1.79

Weighted average number of Common Stock shares outstanding — assuming dilution	9,164	9,143	9,157	9,137

Class B Common Stock	$1.65	$1.28	$1.18	$1.79

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,520	2,500	2,513	2,494

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	June 29,	Dec. 30,	July 1,
	2008	2007	2007
ASSETS

Current Assets:
Cash and cash equivalents	$9,323	$9,871	$71,149
Accounts receivable, trade, less allowance for doubtful accounts of $916, $1,137 and $1,024, respectively	118,292	92,499	109,977
Accounts receivable from The Coca-Cola Company	17,243	3,800	22,660
Accounts receivable, other	11,381	7,867	10,296
Inventories	69,467	63,534	66,347
Prepaid expenses and other current assets	22,645	20,758	17,444

Total current assets	248,351	198,329	297,873

Property, plant and equipment, net	358,799	359,930	365,167
Leased property under capital leases, net	68,797	70,862	72,929
Other assets	38,058	35,655	36,767
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	4,082	4,302	4,524

Total	$1,340,808	$1,291,799	$1,399,981

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	June 29,	Dec. 30,	July 1,
	2008	2007	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$119,253	$7,400	$100,000
Current portion of obligations under capital leases	2,690	2,602	2,517
Accounts payable, trade	45,457	51,323	41,379
Accounts payable to The Coca-Cola Company	40,882	11,597	35,990
Other accrued liabilities	56,321	54,511	57,864
Accrued compensation	14,446	23,447	15,598
Accrued interest payable	7,504	8,417	10,021

Total current liabilities	286,553	159,297	263,369

Deferred income taxes	169,664	168,540	157,440
Pension and postretirement benefit obligations	34,452	32,758	57,489
Other liabilities	96,311	93,632	96,539
Obligations under capital leases	76,246	77,613	78,936
Long-term debt	502,197	591,450	591,450

Total liabilities	1,165,423	1,123,290	1,245,223

Commitments and Contingencies (Note 14)

Minority interest	49,026	48,005	47,853

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares; Issued — 9,706,051, 9,706,051 and 9,706,051 shares, respectively	9,706	9,706	9,706
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares; Issued —3,127,766, 3,107,766 and 3,107,766 shares, respectively	3,127	3,107	3,107
Capital in excess of par value	102,449	102,469	101,711
Retained earnings	85,322	79,227	80,275
Accumulated other comprehensive loss	(12,991)	(12,751)	(26,640)

	187,613	181,758	168,159
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total stockholders’ equity	126,359	120,504	106,905

Total	$1,340,808	$1,291,799	$1,399,981

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other
	Common	Common	Excess of	Retained	Comprehensive	Treasury
	Stock	Stock	Par Value	Earnings	Loss	Stock	Total
Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953
Comprehensive income:
Net income				16,342			16,342
Foreign currency translation adjustments, net of tax					2		2
Pension and postretirement benefit adjustments, net of tax					584		584

Total comprehensive income							16,928
Cash dividends paid Common ($.50 per share)				(3,322)			(3,322)
Class B Common ($.50 per share)				(1,240)			(1,240)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			586				586
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on July 1, 2007	$9,706	$3,107	$101,711	$80,275	$(26,640)	$(61,254)	$106,905

Balance on December 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504
Comprehensive income:
Net income				10,820			10,820
Foreign currency translation adjustments, net of tax					7		7
Pension and postretirement benefit adjustments, net of tax					(133)		(133)

Total comprehensive income							10,694
Adjustment to change measurement date for SFAS No. 158, net of tax				(153)	(114)		(267)
Cash dividends paid Common ($.50 per share)				(3,322)			(3,322)
Class B Common ($.50 per share)				(1,250)			(1,250)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—

Balance on June 29, 2008	$9,706	$3,127	$102,449	$85,322	$(12,991)	$(61,254)	$126,359

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Half
	2008	2007
Cash Flows from Operating Activities
Net income	$10,820	$16,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,649	33,572
Amortization of intangibles	220	223
Deferred income taxes	7,658	2,023
(Gain) loss on sale of property, plant and equipment	851	(113)
Amortization of debt costs	1,225	1,412
Amortization of deferred gain related to terminated interest rate agreements	(853)	(848)
Stock compensation expense	—	586
Minority interest	1,021	1,850
Increase in current assets less current liabilities	(34,324)	(18,734)
Increase in other noncurrent assets	(2,490)	(645)
Decrease in other noncurrent liabilities	(2,580)	(6,486)
Other	(152)	—

Total adjustments	4,225	12,840

Net cash provided by operating activities	15,045	29,182

Cash Flows from Investing Activities
Additions to property, plant and equipment	(31,570)	(19,014)
Proceeds from the sale of property, plant and equipment	266	6,918
Investment in plastic bottle manufacturing cooperative	(968)	(1,629)

Net cash used in investing activities	(32,272)	(13,725)

Cash Flows from Financing Activities
Borrowing under revolving credit facility	30,000	—
Repayments of lines of credit	(7,400)	—
Cash dividends paid	(4,572)	(4,562)
Principal payments on capital lease obligations	(1,279)	(1,197)
Other	(70)	(372)

Net cash provided by (used in) financing activities	16,679	(6,131)

Net increase (decrease) in cash	(548)	9,326
Cash at beginning of period	9,871	61,823

Cash at end of period	$9,323	$71,149

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,171	$929
Capital lease obligations incurred	—	5,144
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
2. Seasonality of Business
Historically, operating results for the second quarter and first half of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.
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
Minority interest as of June 29, 2008, December 30, 2007 and July 1, 2007 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
Inventories were summarized as follows:

	June 29,	Dec. 30,	July 1,
In Thousands	2008	2007	2007

Finished products	$43,652	$37,649	$40,459
Manufacturing materials	8,431	9,198	8,685
Plastic shells, plastic pallets and other inventories	17,384	16,687	17,203

Total inventories	$69,467	$63,534	$66,347

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	June 29,	Dec. 30,	July 1,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Land	$12,278	$12,280	$12,380
Buildings	111,104	110,721	110,771	10-50 years
Machinery and equipment	117,176	106,180	101,347	5-20 years
Transportation equipment	178,142	174,882	175,837	4-13 years
Furniture and fixtures	38,691	38,350	41,125	4-10 years
Cold drink dispensing equipment	328,683	323,629	327,180	6-13 years
Leasehold and land improvements	60,877	60,023	58,134	5-20 years
Software for internal use	54,156	51,681	48,682	3-10 years
Construction in progress	5,101	6,635	2,808

Total property, plant and equipment, at cost	906,208	884,381	878,264
Less: Accumulated depreciation and amortization	547,409	524,451	513,097

Property, plant and equipment, net	$358,799	$359,930	$365,167

Depreciation and amortization expense was $33.6 million in both the first half of 2008 (“YTD 2008”) and the first half of 2007 (“YTD 2007”). This amount included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	June 29,	Dec. 30,	July 1,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Leased property under capital leases	$88,619	$88,619	$88,619	3-29 years
Less: Accumulated amortization	19,822	17,757	15,690

Leased property under capital leases, net	$68,797	$70,862	$72,929

As of June 29, 2008, real estate represented all of the leased property under capital leases and $63.1 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
7. Franchise Rights and Goodwill
There was no change in franchise rights and goodwill in the periods presented.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	June 29,	Dec. 30,	July 1,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Other identifiable intangible assets	$6,599	$6,599	$6,599	1-16 years
Less: Accumulated amortization	2,517	2,297	2,075

Other identifiable intangible assets, net	$4,082	$4,302	$4,524

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	June 29,	Dec. 30,	July 1,
In Thousands	2008	2007	2007

Accrued marketing costs	$9,173	$6,787	$6,524
Accrued insurance costs	15,068	14,228	11,907
Accrued taxes (other than income taxes)	3,048	502	3,244
Accrued income taxes	2,503	—	4,159
Employee benefit plan accruals	7,221	9,933	8,123
Checks and transfers yet to be presented for payment from zero balance cash account	10,840	13,279	13,766
All other accrued liabilities	8,468	9,782	10,141

Total other accrued liabilities	$56,321	$54,511	$57,864

10. Debt
Debt was summarized as follows:

		Interest	Interest	June 29,	Dec. 30,	July 1,
In Thousands	Maturity	Rate	Paid	2008	2007	2007

Lines of Credit	2008	—	Varies	$—	$7,400	$—
Revolving Credit Facility	2012	2.91%	Varies	30,000	—	—
Debentures	2007	—	Semi-annually	—	—	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757

				621,450	598,850	691,450
Less: Current portion of debt				119,253	7,400	100,000

Long-term debt				$502,197	$591,450	$591,450

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (the “$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charge coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The Company is currently in compliance with these covenants. On June 29, 2008, the Company had $30.0 million outstanding under the $200 million facility. On December 30, 2007 and July 1, 2007, the Company had no amounts outstanding under the $200 million facility.
The Company borrows periodically under an uncommitted line of credit. This uncommitted line of credit, totaling $35 million at June 29, 2008, is made available at the discretion of a participating bank and may be withdrawn at any time by such bank. The Company uses the $200 million facility to provide appropriate liquidity when the uncommitted line of credit is unavailable. On June 29, 2008 and July 1, 2007, there were no amounts outstanding under the uncommitted lines of credit. On December 30, 2007, $7.4 million was outstanding under uncommitted lines of credit.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 5.4%, 6.2% and 6.7% for its debt and capital lease obligations as of June 29, 2008, December 30, 2007 and July 1, 2007, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% for YTD 2008 compared to 6.6% for YTD 2007. As of June 29, 2008, approximately 43% of the Company’s debt and capital lease obligations of $700.4 million was subject to changes in short-term interest rates.
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
Derivative financial instruments were summarized as follows:

	June 29, 2008		December 30, 2007		July 1, 2007
	Notional	Remaining	Notional	Remaining	Notional	Remaining
In Thousands	Amount	Term	Amount	Term	Amount	Term

Interest rate swap agreement — floating	$—	—	$—	—	$25,000	0.4 years
Interest rate swap agreement — floating	—	—	—	—	25,000	0.4 years
Interest rate swap agreement — floating	—	—	—	—	50,000	0.4 years
Interest rate swap agreement — floating	50,000	0.9 years	50,000	1.4 years	50,000	1.9 years
Interest rate swap agreement — floating	50,000	1.0 years	50,000	1.5 years	50,000	2.0 years
Interest rate swap agreement — floating	50,000	4.4 years	50,000	4.9 years	50,000	5.4 years
Interest rate swap agreement — floating	25,000	0.8 years	25,000	1.3 years	25,000	1.8 years
Interest rate swap agreement — floating	25,000	6.8 years	25,000	7.2 years	25,000	7.8 years
Interest rate swap agreement — floating	25,000	4.4 years	25,000	4.9 years	25,000	5.4 years
The Company had six interest rate swap agreements as of June 29, 2008 with varying terms that effectively converted $225 million of the Company’s fixed rate debt to floating rate debt. All of the interest rate swap agreements have been accounted for as fair value hedges.
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
During the first quarter of 2007, the Company began using derivative instruments to hedge the majority of its vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s operations. Derivative instruments used include puts, calls and caps which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets, derivative financial instruments and letters of credit were as follows:

	June 29, 2008		December 30, 2007		July 1, 2007
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$591,450	$563,915	$591,450	$575,833	$691,450	$670,475
Non-public variable rate debt	30,000	30,000	7,400	7,400
Deferred compensation plan assets	7,120	7,120	6,386	6,386	5,904	5,904
Interest rate swap agreements	(3,242)	(3,242)	(2,337)	(2,337)	7,658	7,658
Fuel hedging agreements	(1,143)	(1,143)	(340)	(340)	(496)	(496)
Letters of credit	—	19,450	—	21,389	—	21,271

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Values of Financial Instruments
The fair values of the interest rate swap agreements at June 29, 2008 and December 30, 2007 represent the estimated amounts the Company would have received upon termination of these agreements, which are the current settlement values. The fair value on July 1, 2007 represents the estimated amount the Company would have paid upon the termination of these agreements. The fair value of the fuel hedging agreements at June 29, 2008, December 30, 2007 and July 1, 2007 represents the estimated amount the Company would have received upon termination of these agreements.
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) as of the beginning of the first quarter of 2008 (“Q1 2008”), and there was no material impact to the consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes the valuation of derivative instruments and deferred compensation plan assets and liabilities by the above categories as of June 29, 2008:

In Thousands	Level 1	Level 2

Assets
Deferred compensation plan assets	$7,120
Interest rate swap agreements		$3,242
Fuel hedging agreements		1,143
Liabilities
Deferred compensation plan liabilities	7,120
The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds available under the Company’s 401(k) Savings Plan. The fair value of the mutual funds is based on the quoted market value of the securities

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets. The Company’s interest rate swap agreements are fair value hedges, meaning the Company receives fixed rates and pays variable rates based on LIBOR swap rates. LIBOR swap rates are observable and quoted periodically over the full term of the agreements and are considered Level 2 items.
The Company’s fuel hedging agreements are based on NYMEX and Weekly US DOE Daily Average rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.
13. Other Liabilities
Other liabilities were summarized as follows:

	June 29,	Dec. 30,	July 1,
In Thousands	2008	2007	2007

Accruals for executive benefit plans	$78,084	$75,438	$73,161
Other	18,227	18,194	23,378

Total other liabilities	$96,311	$93,632	$96,539

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $43.2 million, $45.4 million and $47.3 million as of June 29, 2008, December 30, 2007 and July 1, 2007, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on June 29, 2008 would have been $50.4 million and the Company’s maximum total exposure, including its equity investment, would have been $29.2 million for SAC and $36.3 million for Southeastern.
The Company has been purchasing plastic bottles and finished products from these cooperatives for more than ten years.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness. As of June 29, 2008, SAC had total assets of approximately $43 million and total debt of approximately $22 million. SAC had total revenues for YTD 2008 of approximately $99 million. As of June 29, 2008, Southeastern had total assets of approximately $397 million and total debt of approximately $257 million. Southeastern had total revenue for YTD 2008 of approximately $291 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On June 29, 2008, these letters of credit totaled $19.5 million.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of June 29, 2008 amounted to $27.3 million and expire at various dates through 2017.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company’s effective income tax rate for YTD 2008 and YTD 2007 was 41.4% and 38.8%, respectively.
The following table provides a reconciliation of the income tax expense (benefit) at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2008	2007

Statutory expense	$6,467	$9,338
State income taxes, net of federal effect	805	1,162
Manufacturing deduction benefit	(333)	(755)
Meals and entertainment	339	288
State income tax adjustment	(83)	—
Other, net	463	306

Income tax expense	$7,658	$10,339

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective as of January 1, 2007. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 30, 2007, the Company had $9.2 million of unrecognized tax benefits, including accrued interest, of which $8.0 million would affect the Company’s effective tax rate if recognized. As of June 29, 2008, the Company had $9.5 million of unrecognized tax benefits, including accrued interest, of which $8.4 million would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2007, the Company had approximately $2.0 million of accrued interest related to uncertain tax positions. As of June 29, 2008, the Company had approximately $2.2 million of accrued interest related to uncertain tax positions. Income tax expense in YTD 2008 and YTD 2007 included approximately $.2 million and $.3 million of interest, respectively.

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
A summary of accumulated other comprehensive loss is as follows:

		Application of
	Dec. 30,	SFAS No. 158	Pre-tax	Tax	June 29,
In Thousands	2007	After tax(1)	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,684)	$23	$222	$(86)	$(12,525)
Prior service costs	(55)	1	8	(3)	(49)
Net postretirement benefits activity:
Actuarial loss	(9,928)	141	458	(176)	(9,505)
Prior service costs	9,833	(275)	(892)	343	9,009
Transition asset	60	(4)	(12)	5	49
Foreign currency translation adjustment	23	—	12	(5)	30

Total	$(12,751)	$(114)	$(204)	$78	$(12,991)

	Dec. 31,	Pre-tax	Tax	July 1,
In Thousands	2006	Activity	Effect	2007

Net pension activity:
Actuarial loss	$(24,673)	$1,245	$(490)	$(23,918)
Prior service costs	(31)	12	(5)	(24)
Net postretirement benefits activity:
Actuarial loss	(13,512)	610	(240)	(13,142)
Prior service costs	10,915	(892)	351	10,374
Transition asset	75	(12)	5	68
Foreign currency translation adjustment	—	3	(1)	2

Total	$(27,226)	$966	$(380)	$(26,640)

(1)	See Note 18 of the consolidated financial statements for additional information.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
Pursuant to the Company’s Restated Certificate of Incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Restated Certificate of Incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2008 and YTD 2007, dividends of $.50 per share were declared and paid on both Common Stock and Class B Common Stock.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
A summary of restricted stock awards is as follows:

			Annual	First Half
	Shares	Grant-Date	Compensation	Compensation
Year	Awarded	Price	Expense	Expense

2007	20,000	$58.53	$1,170,600	$585,300
2008	20,000	56.50	1,130,000	—
The Company currently estimates it will not achieve at least 80% of the overall goal achievement factor in the Company’s 2008 Annual Bonus Plan required for the restricted stock award to vest. Accordingly, the estimated expense recorded in Q1 2008 was reversed in the second quarter of 2008 (“Q2 2008”) based upon the Company’s estimate. The Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement, if necessary, over the one-year service period.
On April 29, 2008, the stockholders approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units will vest in annual increments over a ten-year period starting in fiscal year 2009. The Units vested each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) as determined under the Company’s existing Annual Bonus Plan based upon annual targets defined by the Compensation Committee. The Performance Unit Award Agreement will replace the restricted stock award discussed above which expires at the end of 2008 and will not affect the Company’s results of operations or financial position during 2008.
The increase in the number of shares outstanding in YTD 2008 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award. The increase in the number of shares in YTD 2007 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award and the conversion of 500 shares from Class B Common Stock to Common Stock.
18. Benefit Plans
Recently Adopted Pronouncement
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”), which was effective for the year ending December 31, 2006 except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which is effective for the year ending December 28, 2008. The Company adopted the measurement date provisions of SFAS No. 158 on the first day of Q1 2008 and used the “one measurement” approach. The incremental effect of applying the measurement date provisions on the balance sheet in Q1 2008 was as follows:

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
Pension Plans
Retirement benefits under the two Company-sponsored pension plans are based on the employee’s length of service, average compensation over the five consecutive years which gives the highest average compensation and average Social Security taxable wage base during the 35-year period before reaching Social Security retirement age. Contributions to the plans are based on the projected unit credit actuarial funding method and are limited to the amounts currently deductible for income tax purposes. On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006.
The components of net periodic pension cost (income) were as follows:

	Second Quarter		First Half
In Thousands	2008	2007	2008	2007

Service cost	$20	$19	$41	$39
Interest cost	2,702	2,634	5,403	5,268
Expected return on plan assets	(3,411)	(3,225)	(6,821)	(6,450)
Amortization of prior service cost	4	6	8	12
Recognized net actuarial loss	111	622	222	1,245

Net periodic pension cost (income)	$(574)	$56	$(1,147)	$114

The Company did not contribute to its pension plans during YTD 2008 and expects to make contributions of approximately $0.2 million to one of its Company-sponsored pension plans during the remainder of 2008.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2008	2007	2008	2007

Service cost	$128	$106	$256	$212
Interest cost	536	553	1,072	1,105
Amortization of unrecognized transitional assets	(6)	(6)	(12)	(12)
Recognized net actuarial loss	229	305	458	610
Amortization of prior service cost	(446)	(446)	(892)	(892)

Net periodic post retirement benefit cost	$441	$512	$882	$1,023

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The total cost for this benefit in YTD 2008 and YTD 2007 was $5.2 million and $4.1 million, respectively.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of June 29, 2008, The Coca-Cola Company had a 27.1% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2008	2007
Payments by the Company for concentrate, syrup, sweetener and other purchases	$188.4	$179.2
Marketing funding support payments to the Company	26.9	19.1

Payments by the Company net of marketing funding support	$161.5	$160.1

Payments by the Company for customer marketing programs	$24.4	$23.0
Payments by the Company for cold drink equipment parts	3.5	2.7
Fountain delivery and equipment repair fees paid to the Company	4.8	3.8
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.0	2.1
Sales of finished products to The Coca-Cola Company	5.3	21.1

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
The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $20.2 million and $23.1 million in YTD 2008 and YTD 2007, respectively. Purchases from CCE under this arrangement were $10.7 million and $6.6 million in YTD 2008 and YTD 2007, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of June 29, 2008, CCE held less than 9% of the Company’s outstanding Common Stock and held no shares of the Company’s Class B Common Stock.
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
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $76.6 million and $74.1 million in YTD 2008 and YTD 2007, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.7 million in both YTD 2008 and YTD 2007. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $21.8 million as of June 29, 2008. Additionally, the Company has recorded an equity investment of $4.1 million in SAC as of June 29, 2008.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $35.1 million and $34.7 million in YTD 2008 and YTD 2007, respectively. In connection with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $21.4 million as of June 29, 2008. Additionally, the Company has recorded an equity investment of $11.0 million in one of these entities, Southeastern, as of June 29, 2008.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and is determined to be other than temporary. No impairment of the Company’s investments has been identified as of June 29, 2008.
The Company recorded an adjustment to its equity investment in Southeastern in Q2 2008 which resulted in a nonrecurring pre-tax credit of $2.6 million. This adjustment was made based on information received from Southeastern during the quarter and reflected a higher share of Southeastern’s retained earnings compared to the amount previously recorded by the Company. The Company classifies its equity in earnings of Southeastern in cost of sales consistent with the classification of purchases from Southeastern.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
balance outstanding under this capital lease as of June 29, 2008 was $33.5 million. Rental payments related to this lease were $1.9 million and $2.1 million in YTD 2008 and YTD 2007, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of June 29, 2008 was $38.1 million. Rental payments related to the lease were $1.9 million and $1.8 million in YTD 2008 and YTD 2007, respectively.
20. Net Sales by Product Category
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2008	2007	2008	2007

Bottle/can sales:
Sparkling beverages (including energy products)	$269,989	$271,657	$504,541	$505,315
Still beverages	66,404	53,982	119,860	99,556

Total bottle/can sales	336,393	325,639	624,401	604,871

Other sales:
Sales to other Coca-Cola bottlers	35,097	39,088	63,125	73,971
Post-mix and other	24,513	25,716	46,151	49,157

Total other sales	59,610	64,804	109,276	123,128

Total net sales	$396,003	$390,443	$733,677	$727,999

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2008	2007	2008	2007

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income	$15,155	$11,691	$10,820	$16,342
Less dividends:
Common Stock	1,661	1,661	3,322	3,322
Class B Common Stock	625	620	1,250	1,240

Total undistributed earnings	$12,869	$9,410	$6,248	$11,780

Common Stock undistributed earnings — basic	$9,351	$6,852	$4,540	$8,578
Class B Common Stock undistributed earnings — basic	3,518	2,558	1,708	3,202

Total undistributed earnings — basic	$12,869	$9,410	$6,248	$11,780

Common Stock undistributed earnings — diluted	$9,330	$6,837	$4,533	$8,565
Class B Common Stock undistributed earnings — diluted	3,539	2,573	1,715	3,215

Total undistributed earnings — diluted	$12,869	$9,410	$6,248	$11,780

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,661	$3,322	$3,322
Common Stock undistributed earnings — basic	9,351	6,852	4,540	8,578

Numerator for basic net income per Common Stock share	$11,012	$8,513	$7,862	$11,900

Numerator for basic net income per Class B Common Stock share:
Dividends in Class B Common Stock	$625	$620	$1,250	$1,240
Class B Common Stock undistributed earnings — basic	3,518	2,558	1,708	3,202

Numerator for basic net income per Class B Common Stock share	$4,143	$3,178	$2,958	$4,442

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2008	2007	2008	2007

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,661	$1,661	$3,322	$3,322
Dividends on Class B Common Stock assumed converted to Common Stock	625	620	1,250	1,240
Common Stock undistributed earnings — diluted	12,869	9,410	6,248	11,780

Numerator for diluted net income per Common Stock share	$15,155	$11,691	$10,820	$16,342

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$625	$620	$1,250	$1,240
Class B Common Stock undistributed earnings — diluted	3,539	2,573	1,715	3,215

Numerator for diluted net income per Class B Common Stock share	$4,164	$3,193	$2,965	$4,455

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2008	2007	2008	2007

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	6,644	6,644	6,644	6,643
Class B Common Stock weighted average shares outstanding — basic	2,500	2,480	2,500	2,480

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,164	9,143	9,157	9,137
Class B Common Stock weighted average shares outstanding — diluted	2,520	2,500	2,513	2,494

Basic net income per share:
Common Stock	$1.66	$1.28	$1.18	$1.79

Class B Common Stock	$1.66	$1.28	$1.18	$1.79

Diluted net income per share:
Common Stock	$1.65	$1.28	$1.18	$1.79

Class B Common Stock	$1.65	$1.28	$1.18	$1.79

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 89% of the Company’s YTD 2008 bottle/can volume to retail customers were products of The Coca-Cola Company, which is the sole supplier of the concentrates or syrups required to manufacture these products. The remaining 11% of the Company’s YTD 2008 bottle/can volume to retail customers were products of other beverage companies and the Company. The Company has bottling contracts under which it has various requirements to meet. Failure to meet the requirements of these bottling contracts could result in the loss of distribution rights for the respective product.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2008, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 20% and 11% of the Company’s total bottle/can volume to retail customers during YTD 2008, respectively. Wal-Mart Stores, Inc. accounted for approximately 14% of the Company’s total net sales during YTD 2008.
The Company obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic entities. See Note 19 of the consolidated financial statements for additional information.
The Company is exposed to price risk on such commodities as aluminum, corn and resin which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum used for can packaging, high fructose corn syrup used as an ingredient and plastic bottles used for packaging. Further, the Company is exposed to commodity price risk on oil which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company itself.
Beginning in 2007, the majority of the Company’s aluminum packaging requirements did not have any ceiling price protection. The cost of aluminum cans further increased during YTD 2008. High fructose corn syrup costs also increased significantly during YTD 2008 as a result of increasing demand for corn products around the world such as for ethanol production. The combined impact of increasing costs for aluminum cans and high fructose corn syrup increased cost of sales during YTD 2008. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.
Certain liabilities of the Company are subject to risk due to changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.
Approximately 7% of the Company’s labor force was covered by collective bargaining agreements as of June 29, 2008. One collective bargaining contract covering approximately 4% of the Company’s employees expired on July 12, 2008 and the Company has since reached a tentative agreement on a new contract.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Half
In Thousands	2008	2007

Accounts receivable, trade, net	$(25,793)	$(18,678)
Accounts receivable from The Coca-Cola Company	(13,443)	(17,745)
Accounts receivable, other	(3,514)	(1,731)
Inventories	(5,933)	708
Prepaid expenses and other current assets	(1,987)	(3,950)
Accounts payable, trade	(5,866)	(2,671)
Accounts payable to The Coca-Cola Company	29,285	14,242
Other accrued liabilities	2,841	15,151
Accrued compensation	(9,001)	(4,073)
Accrued interest payable	(913)	13

Increase in current assets less current liabilities	$(34,324)	$(18,734)

24. New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, FASB issued SFAS No. 158 which was effective for the year ending December 31, 2006 except for the requirement that benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which was effective for the year ending December 28, 2008. The impact of the adoption of the change in measurement dates was not material to the consolidated financial statements. See Note 16 and Note 18 of the consolidated financial statements for additional information.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this Statement did not have a material impact on the consolidated financial statements. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis.
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
In April 2008, FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of FSP 142-3, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the Statement to have a material impact on the consolidated financial statements.
25. Subsequent Events
On July 13, 2008, the Company received notice that one collective bargaining unit voted to begin a work stoppage effective immediately. The previous collective bargaining agreement expired on July 12, 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4%, of the Company’s total workforce. The Company has reached a tentative agreement with the collective bargaining unit and the employees have returned to work. The agreement allows the Company to fix its liability to the Central States, Southeast and Southwest Areas Pension Fund, a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result, the Company anticipates recording a charge of approximately $13 million to $15 million in the third quarter of 2008. In addition, the Company will make future contributions on behalf of these employees to the Southern States Savings and Retirement Plan, a multi-employer defined contribution plan.
On July 15, 2008, the Company initiated plans to reorganize the structure in its operating units and support services, which will result in the elimination of approximately 350 positions, or approximately 5%, of its workforce. Affected employees are being offered severance packages and outplacement services. As a result of these plans, the Company estimates incurring total pre-tax charges of $4.0 million to $5.0 million, all for one-time termination benefits. The Company anticipates the plan will be completed by the end of the third quarter of 2008 and that the majority of cash expenditures will be incurred in the third quarter of 2008.

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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the second quarter of 2008 (“Q2 2008”) and the first half of 2008 (“YTD 2008”) and changes from the second quarter of 2007 (“Q2 2007”) and the first half of 2007 (“YTD 2007”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q2 2008 and YTD 2008 compared to Q2 2007 and YTD 2007.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q2 2008 compared to year-end 2007 and the end of Q2 2007 as presented in the consolidated financial statements.

•
Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.
The consolidated statements of operations for the quarters ended June 29, 2008 and July 1, 2007 and YTD 2008 and YTD 2007, the consolidated statement of cash flows for YTD 2008 and YTD 2007 and the consolidated balance sheets at June 29, 2008, December 30, 2007 and July 1, 2007 include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.
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
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by volume growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 81% of the Company’s YTD 2008 bottle/can net sales.
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
Historically, operating results for the second quarter and first half of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2008	2007	2008	2007

Bottle/can sales:
Sparkling beverages (including energy products)	$269,989	$271,657	$504,541	$505,315
Still beverages	66,404	53,982	119,860	99,556

Total bottle/can sales	336,393	325,639	624,401	604,871

Other sales:
Sales to other Coca-Cola bottlers	35,097	39,088	63,125	73,971
Post-mix and other	24,513	25,716	46,151	49,157

Total other sales	59,610	64,804	109,276	123,128

Total net sales	$396,003	$390,443	$733,677	$727,999

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

Product Innovation and Beverage Portfolio Expansion
Sparkling beverages volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company introduced the following new products during 2007: smartwater, vitaminwater, vitaminenergy, Gold Peak and Country Breeze tea products, Diet Coke Plus, Dasani Plus, juice products from FUZE (a subsidiary of The Coca-Cola Company) and V8 juice products from Campbell’s. The Company also modified its energy product portfolio in 2007 with the addition of NOS© products from FUZE.
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
The Company has invested in its own brand portfolio with products such as Respect, a vitamin and mineral enhanced beverage, Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze and diet Country Breeze tea and its own energy drink. The Company is also the exclusive licensee of Cinnabon Premium Coffee Lattes in the United States. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that may include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusive licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant.
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
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $102.0 million and $94.6 million in YTD 2008 and YTD 2007, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.

The Company has three primary delivery systems for its current business:
•	bulk delivery for large supermarkets, mass merchandisers and club stores;

•	advanced sales delivery for convenience stores, drug stores, small supermarkets and certain on-premise accounts; and

•	full service delivery for its full service vending customers.
Distribution cost management will continue to be a key area of emphasis for the Company.
Productivity
A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor productivity and asset productivity. The Company initiated plans to reorganize the structure in its operating units and support services in July 2008. The reorganization resulted in the elimination of approximately 350 positions, or approximately 5%, of the Company’s workforce. The Company is implementing these changes in order to improve its efficiency and to help offset significant increases in the cost of raw materials and operating expenses. The Company anticipates annual savings of $25 million to $30 million from this reorganization plan. The Company anticipates the plan will be completed by the end of the third quarter of 2008. The Company continues to focus on its supply chain and distribution functions for ongoing opportunities to improve productivity.
Overview of Operations and Financial Condition
The following overview provides a summary of key information concerning the Company’s financial results for Q2 2008 and YTD 2008 compared to Q2 2007 and YTD 2007.

	Second Quarter			%
In Thousands (Except Per Share Data)	2008	2007	Change	Change

Net sales	$396,003	$390,443	$5,560	1.4
Gross margin	171,880	169,290	2,590	1.5
S,D&A expenses	135,673	136,796	(1,123)	(0.8)
Income from operations	36,207	32,494	3,713	11.4
Interest expense	9,949	12,294	(2,345)	(19.1)
Income before income taxes	24,898	19,031	5,867	30.8
Income tax provision	9,743	7,340	2,403	32.7
Net income	15,155	11,691	3,464	29.6

Basic net income per share:
Common Stock	$1.66	$1.28	$0.38	29.7
Class B Common Stock	$1.66	$1.28	$0.38	29.7
Diluted net income per share:
Common Stock	$1.65	$1.28	$0.37	28.9
Class B Common Stock	$1.65	$1.28	$0.37	28.9

	First Half			%
In Thousands (Except Per Share Data)	2008	2007	Change	Change

Net sales	$733,677	$727,999	$5,678	0.8
Gross margin	311,798	320,781	(8,983)	(2.8)
S,D&A expenses	271,916	267,738	4,178	1.6
Income from operations	39,882	53,043	(13,161)	(24.8)
Interest expense	20,383	24,512	(4,129)	(16.8)
Income before income taxes	18,478	26,681	(8,203)	(30.7)
Income tax provision	7,658	10,339	(2,681)	(25.9)
Net income	10,820	16,342	(5,522)	(33.8)

Basic net income per share:
Common Stock	$1.18	$1.79	$(0.61)	(34.1)
Class B Common Stock	$1.18	$1.79	$(0.61)	(34.1)
Diluted net income per share:
Common Stock	$1.18	$1.79	$(0.61)	(34.1)
Class B Common Stock	$1.18	$1.79	$(0.61)	(34.1)
The Company’s net sales grew 1.4% and .8% in Q2 2008 and YTD 2008 from the same periods in 2007. The net sales increase in Q2 2008 was primarily due to a 2.2% increase in bottle/can sales price per unit and a 1.1% increase in bottle/can volume offset by a 10.2%, or $4.0 million, decrease in sales to other Coca-Cola bottlers (“bottler sales”). The net sales increase in YTD 2008 was primarily due to a 1.3% increase in bottle/can sales price per unit and a 1.7% increase in bottle/can volume offset by a 14.7%, or $10.8 million, decrease in bottler sales. The increases in bottle/can sales price per unit were primarily due to increased sales of enhanced water which has a higher per unit sales price. The increases in bottle/can volume were primarily due to increases in enhanced water volume partially offset by decreases in bottled water volume. The decreases in bottler sales were primarily the result of decreased volume in energy and tea products.
The Company anticipates overall bottle/can sales growth will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, enhanced water, tea and energy products as well as the introduction of new beverage products and the appropriate pricing of brands and packages within sales channels.
Gross margin dollars increased 1.5% in Q2 2008 compared to Q2 2007 and decreased 2.8% in YTD 2008 compared to YTD 2007. The Company’s gross margin percentage was 43.4% for both Q2 2008 and Q2 2007 while the gross margin percentage decreased from 44.1% for YTD 2007 to 42.5% for YTD 2008. The flat gross margin as a percentage of sales in Q2 2008 compared to Q2 2007 was primarily due to increased marketing funding and an increase in the Company’s equity investment in Southeastern Container offset by an increase in raw material costs, an increase in sales of purchased products (which have lower margin percentages) and a shift in product mix to lower margin items. The decrease in gross margin as a percentage of net sales in YTD 2008 compared to YTD 2007 was primarily due to increased raw material costs, increased sales of purchased products (which have lower margin percentages), a shift in product and package mix to lower margin items and lower sales price per unit for bottled water. Purchased products include FUZE, Campbell’s products, smartwater, vitaminwater and NOS© energy products.
S,D&A expenses decreased .8% in Q2 2008 from Q2 2007 and increased 1.6% in YTD 2008 from YTD 2007. The decrease in S,D&A expenses in Q2 2008 was primarily attributable to decreases in employee related expenses of $2.3 million (excluding restructuring costs in 2007) partially offset by increases in fuel costs of $1.5 million. The increase in S,D&A expense in YTD 2008 was primarily attributable to increases in employee related expenses of $0.9 million (excluding restructuring costs in YTD 2007), fuel cost of $3.4 million and property and casualty insurance costs of $.9 million.
Net interest expense decreased 19.1% and 16.8% in Q2 2008 and YTD 2008 compared to Q2 2007 and YTD 2007, respectively. The decrease was primarily due to lower effective interest rates and lower borrowing levels offset by a $.7 million and $1.4 million decrease in interest earned on short-term cash investments in Q2 2008 and YTD 2008 as compared to Q2 2007 and YTD 2007, respectively. The Company’s overall weighted average interest rate decreased to 5.8% during YTD 2008 from 6.6% during YTD 2007.
Net debt and capital lease obligations were summarized as follows:

	June 29,	December 30,	July 1,
In Thousands	2008	2007	2007

Debt	$621,450	$598,850	$691,450
Capital lease obligations	78,936	80,215	81,453

Total debt and capital lease obligations	700,386	679,065	772,903
Less: Cash and cash equivalents	9,323	9,871	71,149

Total net debt and capital lease obligations (1)	$691,063	$669,194	$701,754

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
The Company has not made changes in any critical accounting policies during YTD 2008. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans,” which was effective for the year ending December 31, 2006 except for the requirement that benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which was effective for the year ending December 28, 2008. The impact of the adoption of the change in measurement dates was not material to the consolidated financial statements. See Note 16 and Note 18 of the consolidated financial statements for additional information.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of Q1 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. See Note 12 to the consolidated financial statements for additional information. In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this Statement did not have a material impact on the consolidated financial statements. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis.
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
In April 2008, FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of FSP 142-3, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the Statement to have a material impact on the consolidated financial statements.
Results of Operations
Q2 2008 Compared to Q2 2007 and YTD 2008 Compared to YTD 2007
Net Sales
Net sales increased $5.6 million, or 1.4%, to $396.0 million in Q2 2008 compared to $390.4 million in Q2 2007. Net sales increased $5.7 million, or .8%, to $733.7 million in YTD 2008 compared to $728.0 million in YTD 2007.

The increase in net sales was a result of the following:

Q2 2008	Attributable to:
(In Millions)
$7.1	1.1% increase in bottle/can volume primarily due to increases in enhanced water volume offset by a decrease in bottled water volume
3.7
2.2% increase in bottle/can sales price per unit primarily due to increased sales of enhanced water which has a higher per unit sales price offset by increases in sales of lower price packages in higher margin channels (primarily convenience stores)

(3.3)	8.6% decrease in other bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
(2.0)	9.6% decrease in post-mix volume
0.1	Other

$5.6	Total increase in net sales

YTD 2008	Attributable to:
(In Millions)
$16.5	1.7% increase in bottle/can volume primarily due to increases in enhanced water volume offset by a decrease in bottled water volume
(5.9)	8.6% decrease in other bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
(4.9)	6.6% decrease in bottler sales volume primarily due to decreases in energy and tea product volume
(3.7)	9.5% decrease in post-mix volume
3.0
1.3% increase in bottle/can sales price per unit primarily due to increased sales of enhanced water which has a higher per unit sales price offset by increases in sales of lower price packages in higher margin channels (primarily convenience stores) and a lower sales price per unit for bottled water

0.7	Other

$5.7	Total increase in net sales

In YTD 2008, the Company’s bottle/can sales to retail customers accounted for 85% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net pricing per unit in Q2 2008 compared to Q2 2007 and YTD 2008 compared to YTD 2007 was primarily due to increases in sales of enhanced water which has a higher sales price per unit partially offset by sales of lower price packages (primarily in the convenience store channel) and a lower sales price per unit for bottled water.
Product category sales volume in Q2 2008 and Q2 2007 and YTD 2008 and YTD 2007 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2008	Q2 2007	% Increase (Decrease)
Sparkling beverages (including energy products)	83.6%	84.9%	(0.5)
Still beverages	16.4%	15.1%	9.7

Total bottle/can sales volume	100.0%	100.0%	1.1

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2008	YTD 2007	% Increase (Decrease)
Sparkling beverages (including energy products)	84.0%	85.2%	0.3
Still beverages	16.0%	14.8%	9.6

Total bottle/can sales volume	100.0%	100.0%	1.7

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2008, approximately 68% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 20% of the Company’s total bottle/can volume during YTD 2008. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 11% of the Company’s total bottle/can volume in YTD 2008. All of the Company’s beverage sales are to customers in the United States.
The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The delivery fee is recorded in net sales and was $3.2 million and $3.4 million in YTD 2008 and YTD 2007, respectively.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 1.3%, or $3.0 million, to $224.1 million in Q2 2008 compared to $221.2 million in Q2 2007. Cost of sales increased $14.7 million, or 3.6%, to $421.9 million in YTD 2008 compared to $407.2 million in YTD 2007. The increase in cost of sales was principally attributable to the following:

Q2 2008	Attributable to:
(In Millions)
$11.0	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as aluminum cans, high fructose corn syrup and plastic bottles
(6.1)	Increase in marketing funding support received primarily from The Coca-Cola Company
5.5	1.1% increase in bottle/can volume primarily due to increases in enhanced water volume offset by a decrease in bottled water volume
(2.9)	Decrease in other bottler cost per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher cost per unit)
(1.4)	9.6% decrease in post-mix volume
(2.6)	Increase in equity investment in plastic bottle cooperative
(0.5)	Other

$3.0	Total increase in cost of sales

YTD 2008	Attributable to:
(In Millions)
$24.9	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as aluminum cans, high fructose corn syrup and plastic bottles
11.5	1.7% increase in bottle/can volume primarily due to increases in enhanced water volume offset by a decrease in bottled water volume
(7.8)	Increase in marketing funding support received primarily from The Coca-Cola Company
(5.1)	Decrease in other bottler cost per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher cost per unit)
(4.6)	6.6% decrease in bottler sales volume primarily due to decreases in energy drinks and tea volume
(2.5)	9.5% decrease in post-mix volume
(2.6)	Increase in equity investment in plastic bottle cooperative
0.9	Other

$14.7	Total increase in cost of sales

The Company recorded an adjustment to its equity investment in a plastic bottle cooperative in Q2 2008 which resulted in a nonrecurring pre-tax credit of $2.6 million. This adjustment was made based on information received from the cooperative during the quarter and reflected a higher share of the cooperative’s retained earnings compared to the amount previously recorded by the Company. The Company classifies its equity in earnings of the cooperative in cost of sales consistent with the classification of purchases from the cooperative.
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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $31.5 million for YTD 2008 compared to $23.6 million for YTD 2007 and was recorded as a reduction in cost of sales.

Gross Margin
Gross margin dollars increased $2.6 million, or 1.5%, to $171.9 million in Q2 2008 from $169.3 million in Q2 2007. Gross margin as a percentage of net sales was 43.4% in both Q2 2008 and Q2 2007. Gross margin dollars decreased $9.0 million, or 2.8% to $311.8 million in YTD 2008 compared to $320.8 million in YTD 2007. Gross margin as a percentage of net sales decreased to 42.5% in YTD 2008 from 44.1% in YTD 2007.
The increase (decrease) in gross margin dollars was primarily the result of the following:

Q2 2008	Attributable to:
(In Millions)
$(11.0)	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as aluminum cans, high fructose corn syrup and plastic bottles
6.1	Increase in marketing funding support received primarily from The Coca-Cola Company
3.7
2.2% increase in bottle/can sales price per unit primarily due to increased sales of enhanced water which has a higher per unit sales price offset by increases in sales of lower price packages in higher margin channels (primarily convenience stores)

2.6	Increase in equity investment in plastic bottle cooperative
1.6	1.1% increase in bottle/can volume primarily due to increases in enhanced water volume offset by a decrease in bottled water volume
(0.4)	Other

$2.6	Total increase in gross margin

YTD 2008	Attributable to:
(In Millions)
$(24.9)	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as aluminum cans, high fructose corn syrup and plastic bottles
7.8	Increase in marketing funding support received primarily from The Coca-Cola Company
5.0	1.7% increase in bottle/can volume primarily due to increases in enhanced water volume offset by a decrease in bottled water volume
3.0
1.3% increase in bottle/can sales price per unit primarily due to increased sales of enhanced water which has a higher per unit sales price offset by increases in sales of lower price packages in higher margin channels (primarily convenience stores) and lower sales price per unit for bottled water

2.6	Increase in equity investment in plastic bottle cooperative
(2.5)	Other

$(9.0)	Total decrease in gross margin

Gross margin as a percentage of net sales in Q2 2008 was flat compared to Q2 2007 primarily due to increased marketing funding and an increase in the Company’s equity investment in a plastic bottle cooperative offset by increased raw material costs and increased sales of purchased products (which have lower margin percentages). The decrease in gross margin as a percentage of net sales in YTD 2008 compared to YTD 2007 was primarily due to increased raw material costs and increased sales of purchased products, higher percentage of sales of lower margin packages and lower sales price per unit for bottled water, partially offset by increased marketing funding and the increase in the equity investment in a plastic bottle cooperative.
The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses
S,D&A expenses include the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal control services, human resources and executive management costs, and amortization of intangibles.
S,D&A expenses decreased by $1.1 million, or .8%, to $135.7 million in Q2 2008 from $136.8 million in Q2 2007. S,D&A expenses increased by $4.2 million, or 1.6%, to $271.9 in YTD 2008 from $267.7 million in YTD 2007.
The increase (decrease) in S,D&A expenses was primarily due to the following:

Q2 2008	Attributable to:
(In Millions)
$(2.0)	Decrease in estimated bonus expense based on projected 2008 financial performance
1.6	Gain on sale of aviation equipment in Q2 2007
1.5	Increase in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
1.4	Increase in employee related expenses primarily related to wage increases
(1.0)	Decrease in estimated compensation expense related to restricted stock award based on projected 2008 financial performance
(0.7)	Decrease in employee benefit costs primarily due to lower pension plan costs, offset by increases in the Company’s 401(k) Savings Plan contributions
(1.9)	Other

$(1.1)	Total decrease in S,D&A expenses

YTD 2008	Attributable to:
(In Millions)
$6.0	Increase in employee related expenses primarily related to wage increases
3.4	Increase in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
(2.7)	Decrease in estimated bonus expense based on projected 2008 financial performance
(2.4)	Restructuring costs in YTD 2007
(1.4)	Decrease in employee benefit costs primarily due to lower pension plan costs, offset by increases in the Company’s 401(k) Savings Plan contributions
1.6	Gain on sales of aviation equipment in YTD 2007
(1.0)	Decrease in estimated compensation expense related to restricted stock award based on projected 2008 financial performance
0.9	Increase in property and casualty insurance costs
(0.2)	Other

$4.2	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $102.0 million and $94.6 million in YTD 2008 and YTD 2007, respectively.
On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consisted primarily of one-time termination benefits and other associated costs, primarily relocation expense for certain employees. The Company incurred $2.4 million in restructuring expenses in YTD 2007.
Interest Expense
Net interest expense decreased 19.1%, or $2.3 million, in Q2 2008 compared to Q2 2007 and decreased 16.8%, or $4.1 million, in YTD 2008 compared to YTD 2007. The decrease in interest expense was primarily due to lower effective interest rates and lower levels of borrowing offset by a $.7 million and $1.4 million decrease in interest earned on short-term cash investments in Q2 2008 and YTD 2008 as compared to Q2 2007 and YTD 2007, respectively. The Company’s overall weighted average interest rate decreased to 5.8% during YTD 2008 from 6.6% during YTD 2007. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Minority Interest
The Company recorded minority interest of $1.0 million in YTD 2008 compared to $1.9 million in YTD 2007 related to the portion of Piedmont owned by The Coca-Cola Company. The decreased amount in YTD 2008 was due to lower operating results at Piedmont.
Income Taxes
The Company’s effective income tax rate for YTD 2008 was 41.4% compared to 38.8% for YTD 2007. The higher effective tax rate for YTD 2008 resulted primarily from an increase in the Company’s reserve for uncertain tax positions. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2008 is dependent upon results of operations and may change if the results for 2008 are different from current expectations.
The adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” and FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) effective January 1, 2007, did not have a material impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information related to the implementation of FIN 48 and FSP FIN 48-1.
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
Subsequent Events
On July 13, 2008, the Company received notice that one collective bargaining unit voted to begin a work stoppage effective immediately. The previous collective bargaining agreement expired on July 12, 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4%, of the Company’s total workforce. The Company has reached a tentative agreement with the collective bargaining unit and the employees have returned to work. The agreement allows the Company to fix its liability to the Central States, Southeast and Southwest Areas Pension Fund, a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result, the Company anticipates recording a charge of approximately $13 million to $15 million in the third quarter of 2008. In addition, the Company will make future contributions on behalf of these employees to the Southern States Savings and Retirement Plan, a multi-employer defined contribution plan.
On July 15, 2008, the Company initiated plans to reorganize the structure in its operating units and support services, which will result in the elimination of approximately 350 positions, or approximately 5%, of its workforce. Affected employees are being offered severance packages and outplacement services. As a result of these plans, the Company estimates incurring total pre-tax charges of $4.0 million to $5.0 million, all for one-time termination benefits. The Company anticipates the plan will be completed by the end of the third quarter of 2008 and that the majority of cash expenditures will be incurred in the third quarter of 2008.
Financial Condition
Total assets increased to $1.34 billion at June 29, 2008 from $1.29 billion at December 30, 2007 primarily due to an increase in accounts receivable and inventories.
Net working capital, defined as current assets less current liabilities, decreased by $77.2 million at June 29, 2008 from December 30, 2007 and decreased by $72.7 million at June 29, 2008 from July 1, 2007.
Significant changes in net working capital from December 30, 2007 were as follows:
•	An increase in accounts receivable, trade of $25.8 million primarily due to higher sales in the quarter ended June 2008 compared to the quarter ended December 2007.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $13.4 million and $29.3 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $5.9 million due primarily to increased purchases of finished products.

•	A decrease in accrued compensation of $9.0 million due primarily to the payment of bonuses in March 2008 and a lower accrual for 2008 bonuses.

•	An increase in current portion of long-term debt of $111.9 million primarily due to the reclassification from long-term to current of $119.3 million of debentures which mature in May 2009.

•	A decrease in accounts payable, trade of $5.9 million primarily due to the timing of payments.

Significant changes in net working capital from July 1, 2007 were as follows:
•	A decrease in cash and cash equivalents of $61.8 million primarily due to the payment of $100 million of debentures in November 2007.

•
An increase in accounts receivable, trade of $8.3 million primarily due to higher sales in Q2 2008 compared to Q2 2007 and the collection of payments from customers on the last day of June 2008 which was in the third quarter of 2008, while the last day of June 2007 was in the second quarter of 2007.

•	A decrease in accounts receivable and an increase in accounts payable to The Coca-Cola Company of $5.4 million and $4.9 million, respectively, primarily due to the timing of payments.

•	An increase in prepaid expenses and other current assets of $5.2 million primarily due to an increase in current deferred tax assets.

•
An increase in the current portion of long-term debt of $19.3 million primarily due to the reclassification from long-term to current of $119.3 million of debentures which mature in May 2009, partially offset by the payment of $100 million in debentures in November 2007.

Debt and capital lease obligations were $700.4 million as of June 29, 2008 compared to $679.1 million as of December 30, 2007 and $772.9 million as of July 1, 2007. Debt and capital lease obligations as of June 29, 2008 included $78.9 million of capital lease obligations related primarily to Company facilities.
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
As of June 29, 2008, the Company had $170 million available under its $200 million revolving credit facility to meet its cash requirements. The revolving credit facility contains two financial covenants: a fixed charge coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The Company is currently in compliance with these covenants. Also, the Company borrows periodically under an uncommitted line of credit. This uncommitted line of credit, in the aggregate amount of $35 million at June 29, 2008, is made available at the discretion of a participating bank at rates negotiated at the time of borrowing and may be withdrawn at any time by such bank. The Company uses the $200 million revolving credit facility to provide appropriate liquidity when the uncommitted line of credit is unavailable.
The Company expects to use cash flow generated from operations, its revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures or equity securities, to repay or refinance debentures maturing in May 2009 and July 2009.
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of June 29, 2008, $591.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $700.4 million was financed through publicly offered debt. The Company had capital lease obligations of $78.9 million and $30.0 million outstanding on its $200 million revolving credit facility as of June

29, 2008. The Company’s interest rate derivative contracts are with several different financial institutions to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations and the payment of dividends.
A summary of activity for YTD 2008 and YTD 2007 follows:

	First Half
In Millions	2008	2007

Cash Sources
Cash provided by operating activities (excluding income tax payments)	$15.3	$37.2
Borrowings under revolving credit facility	30.0	—
Other	.3	6.9

Total cash sources	$45.6	$44.1

Cash Uses
Capital expenditures	$31.6	$19.0
Investment in plastic bottle manufacturing cooperative	.9	1.6
Payment of lines of credit, net	7.4	—
Payment of debt and capital lease obligations	1.3	1.2
Dividends	4.6	4.6
Income tax payments	.2	8.0
Other	.1	.4

Total cash uses	$46.1	$34.8

Increase (decrease) in cash	$(0.5)	$9.3

Investing Activities
Additions to property, plant and equipment during YTD 2008 were $31.6 million compared to $19.0 million during YTD 2007. Capital expenditures during YTD 2008 were funded with cash flows from operations and borrowings from the Company’s available line of credit and the revolving credit facility. The Company anticipates total additions to property, plant and equipment in 2008 will be in the range of $45 million to $55 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into a $200 million revolving credit facility (the “$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating rate of LIBOR plus an interest rate spread of .35%. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charge coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The Company is currently in compliance with these covenants. There was $30.0 million outstanding under the revolving credit facility at June 29, 2008. There were no amounts outstanding under the revolving credit facility at December 30, 2007 and July 1, 2007.
The Company borrows periodically under an uncommitted line of credit. This uncommitted line of credit, in the aggregate amount of $35 million at June 29, 2008, is made available at the discretion of a participating bank at rates negotiated at the time of borrowing and may be withdrawn at any time by such bank. The Company can utilize its revolving credit facility in the event the uncommitted line of credit is not available. There were no amounts outstanding under uncommitted lines of credit at June 29, 2008 and July 1, 2007. On December 30, 2007, $7.4 million was outstanding under uncommitted lines of credit.
The Company expects to use cash flow generated from operations, its revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures or equity securities, to repay or refinance debentures maturing in May 2009 and July 2009.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.
At June 29, 2008, the Company’s credit ratings were as follows:

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
The Company issued 20,000 shares of Class B Common Stock to J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer, with respect to 2007 performance, effective December 31, 2007, under a restricted stock award plan that provides for annual awards of such shares subject to the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan.
The award provides the shares of restricted stock vest at the rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved for each year. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for 2008, were set in Q1 2008 and the Company recorded the 20,000 share award with respect to 2008 performance at the grant-date price of $56.50 per share. Total stock compensation expense would be approximately $1.1 million over the one-year service period if the Company achieves 80% of the overall goal achievement factor in the Company’s Bonus Plan. The Company currently estimates it will not achieve at least 80% of the overall goal achievement factor in the Company’s 2008 Annual Bonus Plan required for the stock award to vest. Accordingly, the estimated expense recorded in Q1 2008 was reversed in Q2 2008 based upon the Company’s estimate. In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement, if necessary, over the one-year service period.
On April 29, 2008, the stockholders approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units will vest in annual increments over a ten-year period starting in fiscal year 2009. The Units vested each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) as determined under the Company’s existing Annual Bonus Plan based upon annual targets defined by the Compensation Committee. The Performance Unit Award Agreement will replace the restricted stock award discussed above which expires at the end of 2008 and will not affect the Company’s results of operation or financial position during 2008.
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $43.2 million of debt and related lease obligations for these entities as of June 29, 2008. In addition, the Company has an equity ownership in each of the entities. As of June 29, 2008, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $65.5 million including the Company’s equity interests. See Note 14 of the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of June 29, 2008:

	Payments Due by Period
		July 2008-	July 2009-	July 2011-	After
In Thousands	Total	June 2009	June 2011	June 2013	June 2013

Contractual obligations:
Total debt, net of interest	$621,450	$119,253	$57,440	$180,000	$264,757
Capital lease obligations, net of interest	78,936	2,690	5,949	6,808	63,489
Estimated interest on long-term debt and capital lease obligations (1)	256,947	31,258	51,597	47,407	126,685
Purchase obligations (2)	556,578	95,272	193,328	186,046	81,932
Other long-term liabilities (3)	92,682	6,360	12,082	11,517	62,723
Operating leases	17,101	3,616	4,500	2,413	6,572
Long-term contractual arrangements (4)	27,328	6,602	10,933	7,257	2,536
Postretirement obligations	36,031	2,163	4,868	5,212	23,788
Purchase orders (5)	37,935	37,935

Total contractual obligations	$1,724,988	$305,149	$340,697	$446,660	$632,482

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative, and other purchase commitments.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $9.5 million of unrecognized income tax benefits including accrued interest as of June 29, 2008 (included in other long-term liabilities in the table above) of which $8.4 million would affect the Company’s effective tax rate if recognized. The Company does not anticipate any significant impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain. See Note 15 of the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of June 29, 2008, the Company has $19.5 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company anticipates that contributions to one of the Company-sponsored pension plans in 2008 will be approximately $0.2 million. Postretirement medical care payments are expected to be approximately

$2.3 million in 2008. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.9 million and $.8 million during YTD 2008 and YTD 2007, respectively.
The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.4% as of June 29, 2008 compared to 6.2% as of December 30, 2007 and 6.7% as of July 1, 2007. Approximately 43% of the Company’s debt and capital lease obligations of $700.4 million as of June 29, 2008 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of June 29, 2008, interest expense for the next twelve months would increase by approximately $2.8 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of June 29, 2008, including the effects of the Company’s derivative financial instruments. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.
Fuel Hedging
During the first quarter of 2007, the Company began using derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts, calls and caps which effectively establish a limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of June 29, 2008;

•	the Company’s belief that contributions to one of the Company-sponsored pension plans in 2008 will be approximately $0.2 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.3 million in 2008;

•	anticipated additions to property, plant and equipment in 2008 will be in the range of $45 million to $55 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•
the Company’s expectation that its overall bottle/can sales growth will be primarily dependent upon continued growth in diet sparkling products, sports drinks, bottled water, enhanced water, tea and energy products, the introduction of new products and the pricing of brands and packages within channels;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief there will not be any significant impact on its liquidity and capital resources due to the resolution of income tax positions reserved for as uncertain;

•	the Company’s belief that changes in unrecognized tax benefits over the next 12 months will not have a significant impact on the consolidated financial statements;

•
the Company’s expectation that it will use cash flow generated from operations, its revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures or equity securities, to repay or refinance debentures maturing in May 2009 and July 2009;

•	the Company’s current estimate that it will not achieve at least 80% of the overall goal achievement factor under its Annual Bonus Plan for 2008;

•
the Company’s estimate that it will incur total pre-tax charges of $4.0 million to $5.0 million related to the reorganization of its operating units and support services and its workforce reduction plan, and the Company’s expectations that the plan will be completed by the end of the third quarter of 2008, that the majority of cash expenditures will be incurred in the third quarter of 2008 and the annual savings will be $25 million to $30 million from the plan;

•	the Company’s belief that it will record a charge in the range of $13 million to $15 million in the third quarter of 2008 in connection with its withdrawal from a multi-employer pension fund;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry; and

•	the Company’s estimate that a 10% increase in the cost of certain commodities as compared to fiscal 2007, assuming flat volume, would be approximately $23 million.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements are major financial institutions with which the Company also has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 43% of the Company’s debt and capital lease obligations of $700.4 million as of June 29, 2008 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of June 29, 2008, interest expense for the following 12 months would increase by approximately $2.8 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The combined impact of a 10% increase in the cost of such commodities as compared to fiscal 2007, assuming flat volume, would be approximately $23 million.
During the first quarter of 2007, the Company began using derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Instruments used include puts, calls and caps which effectively establish a limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of the Company’s stockholders was held on April 29, 2008. The following proposals were voted upon and approved by the stockholders at the meeting:
(a)	The election of eleven directors, each for a term of one year or until their successors have been elected and qualified.

Director Name	For	Withheld

J. Frank Harrison, III	54,941,898	1,352,911
H. W. McKay Belk	56,091,581	203,228
Sharon A. Decker	56,112,364	182,444
William B. Elmore	54,665,999	1,628,810
Henry W. Flint	56,105,376	189,433
Deborah S. Harrison	56,091,644	203,164
Ned R. McWherter	56,091,201	203,608
James H. Morgan	56,126,278	168,531
John W. Murrey, III	56,109,527	185,282
Carl Ware	56,116,216	178,593
Dennis A. Wicker	56,096,506	198,303
(b)	The approval of an award of performance units to the Company’s Chairman and Chief Executive Officer.

For	Against	Abstentions

54,718,381	586,749	9,329
(c)	The ratification of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2008.

For	Against	Abstentions

54,034,403	117,002	29,194

Item 6. Exhibits.

Exhibit
Number	Description

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

10.1	Performance Unit Award Agreement, incorporated herein by reference to Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: August 8, 2008	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer

Date: August 8, 2008	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President, Controller and Chief Accounting Officer