Form 10-Q
period 2008-09-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2008-11-07
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $1.00 Par Value	6,643,677
Class B Common Stock, $1.00 Par Value	2,499,652

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Net sales	$381,563	$367,360	$1,115,240	$1,095,359
Cost of sales	225,736	212,148	647,615	619,366

Gross margin	155,827	155,212	467,625	475,993
Selling, delivery and administrative expenses	149,384	134,972	421,300	402,710

Income from operations	6,443	20,240	46,325	73,283

Interest expense	9,406	12,135	29,789	36,647
Minority interest	705	110	1,726	1,960

Income (loss) before income taxes	(3,668)	7,995	14,810	34,676
Income tax provision (benefit)	(523)	2,722	7,135	13,061

Net income (loss)	$(3,145)	$5,273	$7,675	$21,615

Basic net income (loss) per share:
Common Stock	$(.34)	$.58	$.84	$2.37

Weighted average number of Common Stock shares outstanding	6,644	6,644	6,644	6,644

Class B Common Stock	$(.34)	$.58	$.84	$2.37

Weighted average number of Class B Common Stock shares outstanding	2,500	2,480	2,500	2,480

Diluted net income (loss) per share:
Common Stock	$(.34)	$.58	$.84	$2.36

Weighted average number of Common Stock shares outstanding — assuming dilution	9,144	9,144	9,159	9,140

Class B Common Stock	$(.34)	$.58	$.83	$2.36

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,500	2,500	2,515	2,496

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	Sept. 28,	Dec. 30,	Sept. 30,
	2008	2007	2007
ASSETS

Current Assets:
Cash and cash equivalents	$20,583	$9,871	$88,400
Accounts receivable, trade, less allowance for doubtful accounts of $1,043, $1,137 and $1,056, respectively	105,580	92,499	96,914
Accounts receivable from The Coca-Cola Company	12,661	3,800	19,768
Accounts receivable, other	11,539	7,867	10,128
Inventories	65,595	63,534	62,822
Prepaid expenses and other current assets	19,334	20,758	16,000

Total current assets	235,292	198,329	294,032

Property, plant and equipment, net	351,575	359,930	359,391
Leased property under capital leases, net	67,763	70,862	71,896
Other assets	36,365	35,655	34,670
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	3,973	4,302	4,413

Total	$1,317,689	$1,291,799	$1,387,123

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	Sept. 28,	Dec. 30,	Sept. 30,
	2008	2007	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$176,693	$7,400	$100,000
Current portion of obligations under capital leases	2,735	2,602	2,559
Accounts payable, trade	37,071	51,323	38,445
Accounts payable to The Coca-Cola Company	38,346	11,597	21,896
Other accrued liabilities	61,654	54,511	53,993
Accrued compensation	17,563	23,447	16,652
Accrued interest payable	15,060	8,417	18,760

Total current liabilities	349,122	159,297	252,305

Deferred income taxes	163,403	168,540	152,392
Pension and postretirement benefit obligations	34,560	32,758	57,064
Other liabilities	109,720	93,632	97,175
Obligations under capital leases	75,545	77,613	78,280
Long-term debt	414,757	591,450	591,450

Total liabilities	1,147,107	1,123,290	1,228,666

Commitments and Contingencies (Note 14)

Minority interest	49,731	48,005	47,963

Stockholders’ Equity:
Common Stock, $1.00 par value:
Authorized - 30,000,000 shares; Issued - 9,706,051, 9,706,051 and 9,706,051 shares, respectively	9,706	9,706	9,706
Class B Common Stock, $1.00 par value:
Authorized - 10,000,000 shares; Issued -3,127,766, 3,107,766 and 3,107,766 shares, respectively	3,127	3,107	3,107
Capital in excess of par value	102,449	102,469	102,003
Retained earnings	79,891	79,227	83,267
Accumulated other comprehensive loss	(13,068)	(12,751)	(26,335)

	182,105	181,758	171,748
Less-Treasury stock, at cost:
Common - 3,062,374 shares	60,845	60,845	60,845
Class B Common - 628,114 shares	409	409	409

Total stockholders’ equity	120,851	120,504	110,494

Total	$1,317,689	$1,291,799	$1,387,123

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other
	Common	Common	Excess of	Retained	Comprehensive	Treasury
	Stock	Stock	Par Value	Earnings	Loss	Stock	Total
Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953
Comprehensive income:
Net income				21,615			21,615
Foreign currency translation adjustments, net of tax					15		15
Pension and postretirement benefit adjustments, net of tax					876		876

Total comprehensive income							22,506
Cash dividends paid
Common ($.75 per share)				(4,983)			(4,983)
Class B Common ($.75 per share)				(1,860)			(1,860)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			878				878
Conversion of Class B Common Stock into Common Stock	1	(1)					—

Balance on September 30, 2007	$9,706	$3,107	$102,003	$83,267	$(26,335)	$(61,254)	$110,494

Balance on December 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504
Comprehensive income:
Net income				7,675			7,675
Foreign currency translation adjustments, net of tax					(3)		(3)
Pension and postretirement benefit adjustments, net of tax					(200)		(200)

Total comprehensive income							7,472
Adjustment to change measurement date for SFAS No. 158, net of tax				(153)	(114)		(267)
Cash dividends paid
Common ($.75 per share)				(4,983)			(4,983)
Class B Common ($.75 per share)				(1,875)			(1,875)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—

Balance on September 28, 2008	$9,706	$3,127	$102,449	$79,891	$(13,068)	$(61,254)	$120,851

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Nine Months
	2008	2007
Cash Flows from Operating Activities
Net income	$7,675	$21,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50,386	50,793
Amortization of intangibles	329	334
Deferred income taxes	1,044	5,092
Loss on sale of property, plant and equipment	1,117	298
Amortization of debt costs	1,834	2,051
Amortization of deferred gain related to terminated interest rate agreements	(1,311)	(1,273)
Provision for liabilities to exit from multi-employer pension plan	13,812	—
Stock compensation expense	—	878
Minority interest	1,726	1,960
Increase in current assets less current liabilities	(2,828)	(9,154)
(Increase) decrease in other noncurrent assets	(1,341)	1,499
Decrease in other noncurrent liabilities	(9,423)	(13,330)
Other	(170)	15

Total adjustments	55,175	39,163

Net cash provided by operating activities	62,850	60,778

Cash Flows from Investing Activities
Additions to property, plant and equipment	(41,175)	(30,603)
Proceeds from the sale of property, plant and equipment	1,126	7,684
Investment in plastic bottle manufacturing cooperative	(968)	(2,256)

Net cash used in investing activities	(41,017)	(25,175)

Cash Flows from Financing Activities
Repayments of lines of credit	(7,400)	—
Cash dividends paid	(6,858)	(6,843)
Principal payments on capital lease obligations	(1,935)	(1,811)
Proceeds from termination of interest rate swap agreements	5,142	—
Other	(70)	(372)

Net cash used in financing activities	(11,121)	(9,026)

Net increase in cash	10,712	26,577
Cash at beginning of period	9,871	61,823

Cash at end of period	$20,583	$88,400

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,171	$929
Capital lease obligations incurred	—	5,144
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
2. Seasonality of Business
Historically, operating results for the third quarter and first nine months of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.
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
Minority interest as of September 28, 2008, December 30, 2007 and September 30, 2007 represents the portion of Piedmont owned by The Coca-Cola Company, which was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
Inventories were summarized as follows:

	Sept. 28,	Dec. 30,	Sept. 30,
In Thousands	2008	2007	2007

Finished products	$40,250	$37,649	$37,340
Manufacturing materials	7,261	9,198	8,150
Plastic shells, plastic pallets and other inventories	18,084	16,687	17,332

Total inventories	$65,595	$63,534	$62,822

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Sept. 28,	Dec. 30,	Sept. 30,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Land	$12,212	$12,280	$12,280
Buildings	110,708	110,721	110,454	10-50 years
Machinery and equipment	118,154	106,180	103,400	5-20 years
Transportation equipment	179,787	174,882	176,966	4-13 years
Furniture and fixtures	38,877	38,350	40,363	4-10 years
Cold drink dispensing equipment	327,054	323,629	325,685	6-13 years
Leasehold and land improvements	60,979	60,023	59,047	5-20 years
Software for internal use	58,611	51,681	49,608	3-10 years
Construction in progress	4,082	6,635	3,524

Total property, plant and equipment, at cost	910,464	884,381	881,327
Less: Accumulated depreciation and amortization	558,889	524,451	521,936

Property, plant and equipment, net	$351,575	$359,930	$359,391

Depreciation and amortization expense was $50.4 million in the first nine months of 2008 (“YTD 2008”) and $50.8 million in the first nine months of 2007 (“YTD 2007”). This amount included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	Sept. 28,	Dec. 30,	Sept. 30,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Leased property under capital leases	$88,619	$88,619	$88,619	3-29 years
Less: Accumulated amortization	20,856	17,757	16,723

Leased property under capital leases, net	$67,763	$70,862	$71,896

As of September 28, 2008, real estate represented all of the leased property under capital leases and $62.1 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
7. Franchise Rights and Goodwill
There was no change in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During the third quarter of 2008 (“Q3 2008”), the Company believes it did not experience any events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company did not perform an interim impairment test during Q3 2008 and did not record any impairments of franchise rights or goodwill.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	Sept. 28,	Dec. 30,	Sept. 30,	Estimated
In Thousands	2008	2007	2007	Useful Lives

Other identifiable intangible assets	$6,599	$6,599	$6,599	1-16 years
Less: Accumulated amortization	2,626	2,297	2,186

Other identifiable intangible assets, net	$3,973	$4,302	$4,413

Other identifiable intangible assets primarily represent customer relationships.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	Sept. 28,	Dec. 30,	Sept. 30,
In Thousands	2008	2007	2007

Accrued marketing costs	$9,121	$6,787	$6,798
Accrued insurance costs	16,558	14,228	13,392
Accrued taxes (other than income taxes)	2,517	502	2,822
Accrued income taxes	3,840	—	3,086
Employee benefit plan accruals	11,010	9,933	8,429
Checks and transfers yet to be presented for payment from zero balance cash account	10,235	13,279	9,958
All other accrued liabilities	8,373	9,782	9,508

Total other accrued liabilities	$61,654	$54,511	$53,993

10. Debt
Debt was summarized as follows:

		Interest	Interest	Sept. 28,	Dec. 30,	Sept. 30,
In Thousands	Maturity	Rate	Paid	2008	2007	2007

Lines of Credit	2008	—	Varies	$—	$7,400	$—
Debentures	2007	—	Semi-annually	—	—	100,000
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757

				591,450	598,850	691,450
Less: Current portion of debt				176,693	7,400	100,000

Long-term debt				$414,757	$591,450	$591,450

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (the “$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charge coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (“Central States”) would be excluded from the calculations of the financial covenants to the extent they are recognized before March 29, 2009 and do not exceed $15 million. See Note 18 of the consolidated financial statements for additional details on the withdrawal. The Company is currently in compliance with these covenants. On September 28, 2008, December 30, 2007 and September 30, 2007, the Company had no amounts outstanding under the $200 million facility.
Prior to October 3, 2008, the Company borrowed periodically under uncommitted lines of credit from certain banks participating in the $200 million facility. These uncommitted lines of credit were made available at the discretion of participating banks and have since been terminated. On September 28, 2008 and September 30, 2007, there were no amounts outstanding under the uncommitted lines of credit and there was $35 million and $60 million available, respectively. On December 30, 2007, $7.4 million was outstanding under uncommitted lines of credit of $60 million available.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 5.9%, 6.2% and 6.7% for its debt and capital lease obligations as of September 28, 2008, December 30, 2007 and September 30, 2007, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7% for YTD 2008 compared to 6.7% for YTD 2007. As of September 28, 2008, approximately 6% of the Company’s debt and capital lease obligations of $669.7 million was subject to changes in short-term interest rates.
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for previously accrued interest receivable, the Company will amortize a gain of $5.1 million over the remaining term of the underlying debt. All of the Company’s interest rate swap agreements were LIBOR-based.
Derivative financial instruments were summarized as follows:

	September 28, 2008		December 30, 2007		September 30, 2007
	Notional	Remaining	Notional	Remaining	Notional	Remaining
In Thousands	Amount	Term	Amount	Term	Amount	Term

Interest rate swap agreement — floating	$—	—	$—	—	$25,000	0.2 years
Interest rate swap agreement — floating	—	—	—	—	25,000	0.2 years
Interest rate swap agreement — floating	—	—	—	—	50,000	0.2 years
Interest rate swap agreement — floating	—	—	50,000	1.4 years	50,000	1.7 years
Interest rate swap agreement — floating	—	—	50,000	1.5 years	50,000	1.8 years
Interest rate swap agreement — floating	—	—	50,000	4.9 years	50,000	5.2 years
Interest rate swap agreement — floating	—	—	25,000	1.3 years	25,000	1.6 years
Interest rate swap agreement — floating	—	—	25,000	7.2 years	25,000	7.5 years
Interest rate swap agreement — floating	—	—	25,000	4.9 years	25,000	5.2 years
The counterparties to these contractual arrangements were major financial institutions with which the Company also has other financial relationships. The Company used several different financial institutions for interest rate derivative contracts to minimize the concentration of credit risk. While the Company was exposed to credit loss in the event of nonperformance by these counterparties, the Company did not anticipate nonperformance by these parties. The Company had master agreements with the counterparties to its derivative financial agreements that provided for net settlement of the derivative transactions.
During the first quarter of 2007, the Company began using derivative instruments to hedge the majority of its vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s operations. Derivative instruments used include puts, calls and caps which effectively establish an upper and lower limit on the Company’s price of fuel within periods covered by the instruments. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs. The fuel hedging agreements expired at the end of Q3 2008.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The net impact of the fuel hedges was to increase fuel costs by $0.6 million and $0.1 million in Q3 2008 and Q3 2007, respectively. The net impact of the fuel hedges was to decrease fuel costs by $1.2 million and $0.7 million in YTD 2008 and YTD 2007, respectively.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Values of Financial Instruments
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets, derivative financial instruments and letters of credit were as follows:

	September 28, 2008		December 30, 2007		September 30, 2007
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$591,450	$550,420	$591,450	$575,833	$691,450	$676,324
Non-public variable rate debt	—	—	7,400	7,400	—	—
Deferred compensation plan assets	6,444	6,444	6,386	6,386	6,252	6,252
Interest rate swap agreements	—	—	(2,337)	(2,337)	2,353	2,353
Fuel hedging agreements	—	—	(340)	(340)	—	(154)
Letters of credit	—	19,332	—	21,389	—	21,271
On September 18, 2008, the Company terminated all of its outstanding interest rate swap agreements. The fair value of interest rate swap agreements at December 30, 2007 represented the estimated amount the Company would have received upon termination of these agreements. The fair value increased to $6.2 million at the date the interest rate swap agreements were terminated. The fair value on September 30, 2007 represented the estimated amount the Company would have paid upon the termination of these agreements.
The fair values of the fuel hedging agreements at December 30, 2007 and September 30, 2007 represented the estimated amount the Company would have received upon termination of these agreements.
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) as of the beginning of the first quarter of 2008 (“Q1 2008”), and there was no material impact to the consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Values of Financial Instruments
The following table summarizes the valuation of deferred compensation plan assets and liabilities by the above categories as of September 28, 2008:

In Thousands	Level 1

Assets
Deferred compensation plan assets	$6,444
Liabilities
Deferred compensation plan liabilities	6,444
The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.
13. Other Liabilities
Other liabilities were summarized as follows:

	Sept. 28,	Dec. 30,	Sept. 30,
In Thousands	2008	2007	2007

Accruals for executive benefit plans	$77,601	$75,438	$74,462
Other	32,119	18,194	22,713

Total other liabilities	$109,720	$93,632	$97,175

14. Commitments and Contingencies
The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through May 2014. The Company is also a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 19 to the consolidated financial statements for additional information concerning SAC and Southeastern.
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $42.1 million, $45.4 million and $43.0 million as of September 28, 2008, December 30, 2007 and September 30, 2007, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products which adequately mitigate the risk of material loss from the Company’s guarantees.
In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on September 28, 2008 would have been $25.2 million each for SAC and Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $29.2 million for SAC and $36.3 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness. As of September 28, 2008, SAC had total assets of approximately $41 million and total debt of approximately $21 million. SAC had total revenues for YTD 2008 of approximately $144 million. As of September 28, 2008, Southeastern had total assets of approximately $395 million and total debt of approximately $248 million. Southeastern had total revenue for YTD 2008 of approximately $446 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 28, 2008, these letters of credit totaled $19.3 million.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of September 28, 2008 amounted to $25.7 million and expire at various dates through 2018.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company’s effective income tax rate for YTD 2008 and YTD 2007 was 48.2% and 37.7%, respectively.
The following table provides a reconciliation of the income tax expense (benefit) at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2008	2007

Statutory expense	$5,184	$12,137
State income taxes, net of federal effect	645	1,510
Manufacturing deduction benefit	(487)	(1,141)
Meals and entertainment	507	440
Adjustment for uncertain tax positions	1,277	(75)
Other, net	9	190

Income tax expense	$7,135	$13,061

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective as of January 1, 2007. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 30, 2007, the Company had $9.2 million of unrecognized tax benefits, including accrued interest, of which $8.0 million would affect the Company’s effective tax rate if recognized. As of September 28, 2008, the Company had $10.4 million of unrecognized tax benefits, including accrued interest, of which $9.3 million would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce unrecognized tax benefits. The Company cannot reasonably estimate the change in the amount of unrecognized tax benefits until further information is made available during the progress of the audits.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2007, the Company had approximately $2.0 million of accrued interest related to uncertain tax positions. As of September 28, 2008, the Company had approximately $2.4 million of accrued interest related to uncertain tax positions. Income tax expense included interest of approximately $.4 million in both YTD 2008 and YTD 2007.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
Various tax years from 1990 remain open due to loss carryforwards in certain state jurisdictions. The tax years 2005 through 2007 remain open to examination by taxing jurisdictions to which the Company is subject.
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
A summary of accumulated other comprehensive loss is as follows:

		Application of
	Dec. 30,	SFAS No. 158	Pre-tax	Tax	Sept. 28,
In Thousands	2007	After tax(1)	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,684)	$23	$333	$(128)	$(12,456)
Prior service costs	(55)	1	12	(5)	(47)
Net postretirement benefits activity:
Actuarial loss	(9,928)	141	687	(264)	(9,364)
Prior service costs	9,833	(275)	(1,338)	514	8,734
Transition asset	60	(4)	(18)	7	45
Foreign currency translation adjustment	23	—	(5)	2	20

Total	$(12,751)	$(114)	$(329)	$126	$(13,068)

	Dec. 31,	Pre-tax	Tax	Sept. 30,
In Thousands	2006	Activity	Effect	2007

Net pension activity:
Actuarial loss	$(24,673)	$1,868	$(735)	$(23,540)
Prior service costs	(31)	18	(7)	(20)
Net postretirement benefits activity:
Actuarial loss	(13,512)	916	(360)	(12,956)
Prior service costs	10,915	(1,339)	527	10,103
Transition asset	75	(19)	7	63
Foreign currency translation adjustment	—	22	(7)	15

Total	$(27,226)	$1,466	$(575)	$(26,335)

(1)	See Note 18 of the consolidated financial statements for additional information.
17. Capital Transactions
The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the NASDAQ Global Select Marketsm under the symbol COKE. There is no established public trading market for the Class B Common Stock. Shares of the Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at any time at the option of the holders of Class B Common Stock.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2008 and YTD 2007, dividends of $.75 per share were declared and paid on both Common Stock and Class B Common Stock.
Each share of Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 20 votes per share at all meetings of stockholders. Except as otherwise required by law, holders of the Common Stock and Class B Common Stock vote together as a single class on all matters brought before the Company’s stockholders. In the event of liquidation, there is no preference between the two classes of common stock.
On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. Under the award, shares of restricted stock are granted at a rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The restricted stock award does not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment has vested and the shares are issued. On February 28, 2007, the Compensation Committee of the Board of Directors determined 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III for the fiscal year ended December 31, 2006. On February 27, 2008, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III for the fiscal year ended December 30, 2007.
The Company’s only active share-based compensation is the restricted stock award to Mr. Harrison, III, as previously described. Each annual 20,000 share tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Compensation Committee of the Company’s Board of Directors. As a result, each 20,000 share tranche is considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock awards, are approved by the Compensation Committee in the first quarter of each year.
A summary of restricted stock awards is as follows:

			Potential	Recorded
			Annual	Nine Month
	Shares	Grant-Date	Compensation	Compensation
Year	Awarded	Price	Expense	Expense

2007	20,000	$58.53	$1,170,600	$877,950
2008	20,000	56.50	1,130,000	—

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
The Company currently estimates it will not achieve at least 80% of the overall goal achievement factor in the Company’s 2008 Annual Bonus Plan required for the restricted stock award to vest. Accordingly, no compensation expense has been recorded in Q3 2008 or YTD 2008, based upon the Company’s estimate. The Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement, if necessary, over the one-year service period.
On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units will vest in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) under the Company’s Annual Bonus Plan. The Performance Unit Award Agreement will replace the restricted stock award discussed above which expires at the end of 2008 and will not affect the Company’s results of operations or financial position for the fiscal year ending December 28, 2008.
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
Pension Plans
Retirement benefits under the two Company-sponsored pension plans are based on the employee’s length of service, average compensation over the five consecutive years that give the highest average compensation and average Social Security taxable wage base during the 35-year period before reaching Social Security retirement age. Contributions to the plans are based on the projected unit credit actuarial funding method and are limited to the amounts currently deductible for income tax purposes. On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006.
The components of net periodic pension cost (income) were as follows:

	Third Quarter		First Nine Months
In Thousands	2008	2007	2008	2007

Service cost	$20	$20	$61	$59
Interest cost	2,701	2,634	8,104	7,902
Expected return on plan assets	(3,410)	(3,224)	(10,231)	(9,674)
Amortization of prior service cost	4	6	12	18
Recognized net actuarial loss	111	623	333	1,868

Net periodic pension cost (income)	$(574)	$59	$(1,721)	$173

The Company contributed $0.2 million to one of its Company-sponsored pension plans during Q3 2008. The Company does not expect to contribute to either of its two Company-sponsored pension plans during the remainder of 2008.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2008	2007	2008	2007

Service cost	$128	$107	$384	$319
Interest cost	536	552	1,608	1,657
Amortization of unrecognized transitional assets	(6)	(7)	(18)	(19)
Recognized net actuarial loss	229	306	687	916
Amortization of prior service cost	(446)	(447)	(1,338)	(1,339)

Net periodic postretirement benefit cost	$441	$511	$1,323	$1,534

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The total cost for this benefit in YTD 2008 and YTD 2007 was $7.7 million and $6.3 million, respectively.
Multi-Employer Benefits
The Company entered into a new agreement in Q3 2008 when one of its collective bargaining contracts expired in July 2008. The new agreement allows the Company to freeze its liability to the Central States, a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to the Central States, the Company recorded a charge of $13.8 million in Q3 2008. The Company has paid $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.8 million is the present value amount, using a discount rate of 7%, that will be paid to the Central States and has been recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years. In addition, the Company will make future contributions on behalf of these employees to the Southern States.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of September 28, 2008, The Coca-Cola Company had a 27.1% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2008	2007

Payments by the Company for concentrate, syrup, sweetener and other purchases	$285.7	$254.4
Marketing funding support payments to the Company	35.2	28.4

Payments by the Company net of marketing funding support	$250.5	$226.0

Payments by the Company for customer marketing programs	$37.1	$35.0
Payments by the Company for cold drink equipment parts	5.3	4.2
Fountain delivery and equipment repair fees paid to the Company	7.6	7.1
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	3.0	3.2
Sales of finished products to The Coca-Cola Company	7.8	24.8

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $28.3 million and $31.9 million in YTD 2008 and YTD 2007, respectively. Purchases from CCE under this arrangement were $15.2 million and $10.4 million in YTD 2008 and YTD 2007, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of September 28, 2008, CCE held 9% of the Company’s outstanding Common Stock and held no shares of the Company’s Class B Common Stock.
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
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $111.5 million and $112.8 million in YTD 2008 and YTD 2007, respectively. The Company also manages the

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.1 million in YTD 2008 and $1.0 million in YTD 2007. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $21.4 million as of September 28, 2008. The Company’s equity investment in SAC was $4.1 million, $4.0 million and $4.0 million as of September 28, 2008, December 30, 2007 and September 30, 2007, respectively.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $54.3 million and $51.9 million in YTD 2008 and YTD 2007, respectively. In connection with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $20.7 million as of September 28, 2008. The Company’s equity investment in one of these entities, Southeastern, was $11.0 million, $7.4 million and $6.3 million as of September 28, 2008, December 30, 2007 and September 30, 2007, respectively
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and determined to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of September 28, 2008.
The Company recorded an adjustment to its equity investment in Southeastern in the second quarter of 2008 which resulted in a nonrecurring pre-tax credit of $2.6 million. This adjustment was based on information received from Southeastern during the quarter and reflected a higher share of Southeastern’s retained earnings compared to the amount previously recorded. The Company classifies its equity in earnings of Southeastern in cost of sales consistent with the classification of purchases from Southeastern.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. The lease expires on December 31, 2010. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah S. Harrison, a director of the Company, are trustees and beneficiaries. The principal balance outstanding under this capital lease as of September 28, 2008 was $37.9 million. Rental payments related to this lease were $2.8 million and $3.2 million in YTD 2008 and YTD 2007, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of September 28, 2008 was $33.1 million. Rental payments related to the lease were $2.8 million and $2.7 million in YTD 2008 and YTD 2007, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
20. Net Sales by Product Category
Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2008	2007	2008	2007

Bottle/can sales:
Sparkling beverages (including energy products)	$258,200	$255,804	$762,741	$760,359
Still beverages	66,160	58,897	186,020	158,280

Total bottle/can sales	324,360	314,701	948,761	918,639

Other sales:
Sales to other Coca-Cola bottlers	31,231	27,804	94,356	101,774
Post-mix and other	25,972	24,855	72,123	74,946

Total other sales	57,203	52,659	166,479	176,720

Total net sales	$381,563	$367,360	$1,115,240	$1,095,359

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share
The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2008	2007	2008	2007

Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:

Net income (loss)	$(3,145)	$5,273	$7,675	$21,615
Less dividends:
Common Stock	1,661	1,661	4,983	4,983
Class B Common Stock	625	620	1,875	1,860

Total undistributed earnings (losses)	$(5,431)	$2,992	$817	$14,772

Common Stock undistributed earnings (losses) — basic	$(3,946)	$2,179	$594	$10,757
Class B Common Stock undistributed earnings (losses) — basic	(1,485)	813	223	4,015

Total undistributed earnings (losses) — basic	$(5,431)	$2,992	$817	$14,772

Common Stock undistributed earnings (losses) — diluted	$(3,946)	$2,174	$593	$10,738
Class B Common Stock undistributed earnings (losses) — diluted	(1,485)	818	224	4,034

Total undistributed earnings (losses) — diluted	$(5,431)	$2,992	$817	$14,772

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$1,661	$1,661	$4,983	$4,983
Common Stock undistributed earnings (losses) — basic	(3,946)	2,179	594	10,757

Numerator for basic net income (loss) per Common Stock share	$(2,285)	$3,840	$5,577	$15,740

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$625	$620	$1,875	$1,860
Class B Common Stock undistributed earnings (losses) — basic	(1,485)	813	223	4,015

Numerator for basic net income (loss) per Class B Common Stock share	$(860)	$1,433	$2,098	$5,875

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2008	2007	2008	2007

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$1,661	$1,661	$4,983	$4,983
Dividends on Class B Common Stock assumed converted to Common Stock	625	620	1,875	1,860
Common Stock undistributed earnings (losses) — diluted	(5,431)	2,992	817	14,772

Numerator for diluted net income (loss) per Common Stock share	$(3,145)	$5,273	$7,675	$21,615

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$625	$620	$1,875	$1,860
Class B Common Stock undistributed earnings (losses) — diluted	(1,485)	818	224	4,034

Numerator for diluted net income (loss) per Class B Common Stock share	$(860)	$1,438	$2,099	$5,894

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2008	2007	2008	2007

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	6,644	6,644	6,644	6,644
Class B Common Stock weighted average shares outstanding — basic	2,500	2,480	2,500	2,480

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,144	9,144	9,159	9,140
Class B Common Stock weighted average shares outstanding — diluted	2,500	2,500	2,515	2,496

Basic net income (loss) per share:
Common Stock	$(.34)	$.58	$.84	$2.37

Class B Common Stock	$(.34)	$.58	$.84	$2.37

Diluted net income (loss) per share:
Common Stock	$(.34)	$.58	$.84	$2.36

Class B Common Stock	$(.34)	$.58	$.83	$2.36

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
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2008, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 19% and 12% of the Company’s total bottle/can volume to retail customers during YTD 2008, respectively. Wal-Mart Stores, Inc. accounted for approximately 14% of the Company’s total net sales during YTD 2008.
The Company obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic entities. See Note 19 of the consolidated financial statements for additional information.
The Company is exposed to price risk on such commodities as aluminum, corn and resin which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on oil which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company itself.
High fructose corn syrup costs increased significantly during YTD 2008 as a result of increasing demand for corn products around the world for such purposes as ethanol production. The combined impact of increasing costs for aluminum cans and high fructose corn syrup increased cost of sales during YTD 2008. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.
Certain liabilities of the Company are subject to risk due to changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.
Approximately 7% of the Company’s labor force was covered by collective bargaining agreements as of September 28, 2008. One collective bargaining contract covering approximately 4% of the Company’s employees expired on July 12, 2008, and the Company entered into a new agreement in Q3 2008.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
In Thousands	2008	2007

Accounts receivable, trade, net	$(13,081)	$(5,615)
Accounts receivable from The Coca-Cola Company	(8,861)	(14,853)
Accounts receivable, other	(3,672)	(1,563)
Inventories	(2,061)	4,233
Prepaid expenses and other current assets	1,259	(2,564)
Accounts payable, trade	(14,252)	(5,605)
Accounts payable to The Coca-Cola Company	26,749	148
Other accrued liabilities	10,332	10,932
Accrued compensation	(5,884)	(3,019)
Accrued interest payable	6,643	8,752

Increase in current assets less current liabilities	$(2,828)	$(9,154)

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
In September 2006, FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
current practices in measuring current fair value measurements. The Statement was effective at the beginning of Q1 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement did not have a material impact on the consolidated financial statements. See Note 12 of the consolidated financial statements for additional information. In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is in the process of evaluating the impact, if any, related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis.
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
Recently Issued Pronouncements
In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years beginning on or after December 15, 2008. The Company anticipates that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in financial statement presentation will be required.
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
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
Statement will not impact the consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items.
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
In September 2008, FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends Statement 133 to require a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). FSP 133-1 also amends Interpretation 45 to require guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of SFAS No. 161. The Company is in the process of evaluating the impact of FSP 133-1, but does not expect it to have a material impact on the Company’s consolidated financial statements.
25. Restructuring Expenses
On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consisted primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. During YTD 2007, the Company incurred $2.6 million in pre-tax restructuring expenses. Total pre-tax restructuring expenses under these plans were $2.8 million, all of which were recorded in fiscal year 2007.
On July 15, 2008, the Company initiated a plan to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions, or approximately 5% of its

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
25. Restructuring Expenses
workforce. As a result of this plan, the Company incurred $4.0 million in pre-tax restructuring expenses in Q3 2008 for one-time termination benefits. The plan was substantially completed in Q3 2008 and the majority of cash expenditures occurred in Q3 2008.
The following table summarizes restructuring activity, which is included in selling, delivery and administrative expenses for YTD 2008 and YTD 2007.

	Severance Pay	Relocation
In Thousands	and Benefits	and Other	Total

Balance at December 31, 2006	$—	$—	$—
Provision	1,607	988	2,595
Cash payments	1,607	988	2,595

Balance at September 30, 2007	$—	$—	$—

Balance at December 30, 2007	$—	$—	$—
Provision	3,998	48	4,046
Cash payments	3,130	48	3,178

Balance at September 28, 2008	$868	$—	$868

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with Coca-Cola Bottling Co. Consolidated’s (the “Company”) consolidated financial statements and the accompanying notes to the consolidated financial statements. M,D&A includes the following sections:
•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the third quarter of 2008 (“Q3 2008”) and the first nine months of 2008 (“YTD 2008”) and changes from the third quarter of 2007 (“Q3 2007”) and the first nine months of 2007 (“YTD 2007”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q3 2008 and YTD 2008 compared to Q3 2007 and YTD 2007.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q3 2008 compared to year-end 2007 and the end of Q3 2007 as presented in the consolidated financial statements.

•
Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.
The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.
Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are primarily carbonated beverages including energy products. Still beverages are primarily noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of approximately $1.4 billion in 2007.
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 75% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by volume growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 80% of the Company’s YTD 2008 bottle/can net sales.
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
Historically, operating results for the third quarter and first nine months of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.
The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q3 2008, the Company believes it did not experience any events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company did not perform an interim impairment test during Q3 2008 and did not record any impairments of franchise rights or goodwill.
Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2008	2007	2008	2007

Bottle/can sales:
Sparkling beverages (including energy products)	$258,200	$255,804	$762,741	$760,359
Still beverages	66,160	58,897	186,020	158,280

Total bottle/can sales	324,360	314,701	948,761	918,639

Other sales:
Sales to other Coca-Cola bottlers	31,231	27,804	94,356	101,774
Post-mix and other	25,972	24,855	72,123	74,946

Total other sales	57,203	52,659	166,479	176,720

Total net sales	$381,563	$367,360	$1,115,240	$1,095,359

Areas of Emphasis
Key priorities for the Company include revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.
Revenue Management
Revenue management requires a strategy which reflects consideration for pricing of brands and packages within product categories and channels, highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key performance driver which has significant impact on the Company’s results of operations.

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
The Company has invested in its own brand portfolio with products such as Respect, a vitamin and mineral enhanced beverage, Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze and diet Country Breeze tea and its own energy drink. The Company is also the exclusive licensee of Cinnabon Premium Coffee Lattes in North America. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that may include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusive licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant.
The Company entered into a distribution agreement in October 2008 with subsidiaries of Hansen Natural Corporation, the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under this agreement, the Company has the right to distribute Monster Energy drinks in certain of the Company’s territories beginning in November 2008.

Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $152.5 million and $144.1 million in YTD 2008 and YTD 2007, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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
Productivity
A key driver in the Company’s selling, delivery and administrative (“S,D&A”) expense management relates to ongoing improvements in labor productivity and asset productivity. The Company initiated plans to reorganize the structure in its operating units and support services in July 2008. The reorganization resulted in the elimination of approximately 350 positions, or approximately 5%, of the Company’s workforce. The Company implemented these changes in order to improve its efficiency and to help offset significant increases in the cost of raw materials and operating expenses. The Company anticipates annual savings of $25 million to $30 million from this reorganization plan. The plan was substantially completed in Q3 2008. The Company continues to focus on its supply chain and distribution functions for ongoing opportunities to improve productivity.

Overview of Operations and Financial Condition
The following overview provides a summary of key information concerning the Company’s financial results for Q3 2008 and YTD 2008 compared to Q3 2007 and YTD 2007.
The following items affect the comparability of the financial results presented below:
     Q3 2008 and YTD 2008
•
a $13.8 million ($7.2 million after-tax, or basic net loss per share of $.78) charge to freeze the Company’s liability to the Central States, Southeast and Southwest Areas Pension Fund (“Central States”), a multi-employer pension fund, while preserving the pension benefits previously earned by Company employees covered by this plan; and

•
a $4.0 million ($2.1 million after-tax, or basic net loss per share of $.23) charge for restructuring expense related to the Company’s plan initiated in Q3 2008 to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions.

     YTD 2007
•	a $2.6 million ($1.6 million after-tax, or basic net loss per share of $.18) charge related to a simplification of the Company’s operating management structure and reduction in workforce.

	Third Quarter			%
In Thousands (Except Per Share Data)	2008	2007	Change	Change

Net sales	$381,563	$367,360	$14,203	3.9
Gross margin	155,827	155,212	615	0.4
S,D&A expenses	149,384	134,972	14,412	10.7
Income from operations	6,443	20,240	(13,797)	(68.2)
Interest expense	9,406	12,135	(2,729)	(22.5)
Income (loss) before income taxes	(3,668)	7,995	(11,663)	NM	*
Income tax provision (benefit)	(523)	2,722	(3,245)	NM	*
Net income (loss)	(3,145)	5,273	(8,418)	NM	*

Basic net income (loss) per share:
Common Stock	$(.34)	$.58	$(.92)	NM	*
Class B Common Stock	$(.34)	$.58	$(.92)	NM	*
Diluted net income (loss) per share:
Common Stock	$(.34)	$.58	$(.92)	NM	*
Class B Common Stock	$(.34)	$.58	$(.92)	NM	*
* Not meaningful

	First Nine Months			%
In Thousands (Except Per Share Data)	2008	2007	Change	Change

Net sales	$1,115,240	$1,095,359	$19,881	1.8
Gross margin	467,625	475,993	(8,368)	(1.8)
S,D&A expenses	421,300	402,710	18,590	4.6
Income from operations	46,325	73,283	(26,958)	(36.8)
Interest expense	29,789	36,647	(6,858)	(18.7)
Income before income taxes	14,810	34,676	(19,866)	(57.3)
Income tax provision	7,135	13,061	(5,926)	(45.4)
Net income	7,675	21,615	(13,940)	(64.5)

Basic net income per share:
Common Stock	$0.84	$2.37	$(1.53)	(64.6)
Class B Common Stock	$0.84	$2.37	$(1.53)	(64.6)
Diluted net income per share:
Common Stock	$0.84	$2.36	$(1.52)	(64.4)
Class B Common Stock	$0.83	$2.36	$(1.53)	(64.8)
The Company’s net sales grew 3.9% and 1.8% in Q3 2008 and YTD 2008, respectively, from the same periods in 2007. The net sales increase in Q3 2008 was primarily due to a 5.3% increase in bottle/can sales price per unit and a 9.5% increase in sales price per unit of other Coca-Cola bottlers sales (“bottler sales”) offset by a 10% decrease in post-mix volume. These increases were recognized primarily to help offset increases in product costs. Bottle/can volume decreased by 1.5% in Q3 2008 compared to Q3 2007. The increases in sales price per unit were primarily due to a per unit price increase in all product categories except energy products and bottled water and increased sales of enhanced water which have a higher per unit price offset by decreases in higher price packages in higher margin channels. The net sales increase in YTD 2008 was primarily due to a 2.6% increase in bottle/can sales price per unit and a .6% increase in bottle/can volume offset by a 7.3%, or $7.4 million, decrease in bottler sales. The increase in bottle/can sales price per unit was primarily due to an increase in per unit price of sparkling products (other than energy products) and increases in sales of enhanced water which has a higher per unit sales price, offset by decreases in sales of higher price packages in higher margin channels (primarily convenience) and lower sales price per unit for bottled water. The increase in bottle/can volume was primarily due to increases in enhanced water volume offset by a decrease in bottled water volume. The decreases in bottler sales were primarily the result of decreased volume in energy and tea products.
Gross margin dollars increased .4% in Q3 2008 compared to Q3 2007 and decreased 1.8% in YTD 2008 compared to YTD 2007. The Company’s gross margin percentage decreased from 42.3% for Q3 2007 to 40.8% for Q3 2008 and from 43.5% in YTD 2007 to 41.9% in YTD 2008. The decrease in gross margin as a percentage of net sales in Q3 2008 compared to Q3 2007 was primarily due to increased raw material costs and increased sales of purchased products (which have lower margin percentages) partially offset by higher sales prices per unit. The decrease in gross margin as a percentage of net sales in YTD 2008 compared to YTD 2007 was primarily due to increased raw material costs, increased sales of purchased products (which have lower margin percentages), a shift in product and package mix to lower margin items and lower sales price per unit for bottled water partially offset by higher sales prices per unit for other products. Purchased products include FUZE, Campbell’s products, smartwater, vitaminwater and NOS© energy products.
S,D&A expenses increased 10.7% in Q3 2008 from Q3 2007 and increased 4.6% in YTD 2008 from YTD 2007. The increases in S,D&A expenses in Q3 2008 and YTD 2008 were primarily attributable to the $13.8 million charge that resulted from the new collective bargaining agreement that allowed the Company to freeze its liability for the union pension plan, restructuring expenses and increased fuel costs.
Net interest expense decreased 22.5% and 18.7% in Q3 2008 and YTD 2008 compared to Q3 2007 and YTD 2007, respectively. The decrease was primarily due to lower effective interest rates and lower borrowing levels offset by a $.9 million and $2.3 million decrease in interest earned on short-term cash investments in Q3 2008 and YTD 2008 as compared to Q3 2007 and YTD 2007, respectively. The Company’s overall weighted average interest rate decreased to 5.7% during YTD 2008 from 6.7% during YTD 2007.
Net debt and capital lease obligations were summarized as follows:

	Sept. 28,	December 30,	Sept. 30,
In Thousands	2008	2007	2007

Debt	$591,450	$598,850	$691,450
Capital lease obligations	78,280	80,215	80,839

Total debt and capital lease obligations	669,730	679,065	772,289
Less: Cash and cash equivalents	20,583	9,871	88,400

Total net debt and capital lease obligations (1)	$649,147	$669,194	$683,889

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
The Company did not make changes in any critical accounting policies during YTD 2008. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
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
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of the first quarter of 2008 (“Q1 2008”) for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement did not have a material impact on the consolidated financial statements. See Note 12 to the consolidated financial statements for additional information. In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis.
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

Recently Issued Pronouncements
In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years beginning on or after December 15, 2008. The Company anticipates that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in financial statement presentation will be required.
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
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this Statement will not impact the consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items.
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

In September 2008, FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends Statement 133 to require a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). FSP 133-1 also amends Interpretation 45 to require guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of SFAS No. 161. The Company is in the process of evaluating the impact of FSP 133-1, but does not expect it to have a material impact on the Company’s consolidated financial statements.
Results of Operations
Q3 2008 Compared to Q3 2007 and YTD 2008 Compared to YTD 2007
Net Sales
Net sales increased $14.2 million, or 3.9%, to $381.6 million in Q3 2008 compared to $367.4 million in Q3 2007. Net sales increased $19.9 million, or 1.8%, to $1,115.2 million in YTD 2008 compared to $1,095.4 million in YTD 2007.
The increase in net sales was a result of the following:

Q3 2008	Attributable to:
(In Millions)
$11.0
5.3% increase in bottle/can sales price per unit (in response to increases in product costs) primarily due to per unit price increases in all product categories except bottled water and energy and increased sales of enhanced water which has a higher per unit price offset by decreases in higher price packages in higher margin channels

2.7	9.5% increase in bottler sales price per unit primarily due to a per unit price increase in all product categories except tea and increased sales of enhanced water which has a higher per unit price
(2.1)	10% decrease in post-mix volume
(1.4)	1.5% decrease in bottle/can volume primarily due to decreases in sugar sparkling beverages and bottled water volumes offset by an increase in enhanced water volume
4.0	Other

$14.2	Total increase in net sales

YTD 2008	Attributable to:
(In Millions)
$15.1
2.6% increase in bottle/can sales price per unit (in response to increases in product costs) primarily due to increased sales of enhanced water which has a higher per unit price and higher per unit prices of sparkling products, other than energy products, offset by decreases in sales of higher price packages in higher margin channels (primarily convenience) and a lower sales price per unit for bottled water

15.0	.6% increase in bottle/can volume primarily due to an increase in enhanced water volume offset by a decrease in bottled water volume
(5.9)	9.7% decrease in post-mix volume
(3.9)	3.8% decrease in bottler sales volume primarily due to decreases in energy and tea products volume
(3.5)	3.6% decrease in bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
3.1	Other

$19.9	Total increase in net sales

In YTD 2008, the Company’s bottle/can sales to retail customers accounted for 85.0% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net pricing per unit in Q3 2008 compared to Q3 2007 and YTD 2008 compared to YTD 2007 was primarily due to sales price increases in all product categories, except water and energy, and increases in sales of enhanced water which has a higher sales price per unit, partially offset by decreases in sales of higher price packages (primarily in the convenience store channel) and a lower sales price per unit for bottled water.
Product category sales volume in Q3 2008 and Q3 2007 and YTD 2008 and YTD 2007 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2008	Q3 2007	% Increase (Decrease)
Sparkling beverages (including energy products)	82.7%	83.2%	(2.1)
Still beverages	17.3%	16.8%	1.5

Total bottle/can sales volume	100.0%	100.0%	(1.5)

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2008	YTD 2007	% Increase (Decrease)
Sparkling beverages (including energy products)	83.5%	84.5%	(0.5)
Still beverages	16.5%	15.5%	6.6

Total bottle/can sales volume	100.0%	100.0%	0.6

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2008, approximately 68% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume during YTD 2008. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume in YTD 2008. All of the Company’s beverage sales are to customers in the United States.
The Company charges certain customers a delivery fee to offset a portion of the Company’s delivery and handling costs. The delivery fee is recorded in net sales and was $4.7 million and $5.1 million in YTD 2008 and YTD 2007, respectively.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 6.4%, or $13.6 million, to $225.7 million in Q3 2008 compared to $212.1 million in Q3 2007. Cost of sales increased $28.2 million, or 4.6%, to $647.6 million in YTD 2008 compared to $619.4 million in YTD 2007.
The increase in cost of sales was principally attributable to the following:

Q3 2008	Attributable to:
(In Millions)
$10.4	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as high fructose corn syrup and plastic bottles
2.5	Increase in manufacturing costs primarily due to an increase in fuel costs
0.7	Other

$13.6	Total increase in cost of sales

YTD 2008	Attributable to:
(In Millions)
$32.4	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as high fructose corn syrup and plastic bottles
12.2	.6% increase in bottle/can volume primarily due to increases in enhanced water volume offset by a decrease in bottled water volume
(6.4)	Increase in marketing funding support received primarily from The Coca-Cola Company
(4.0)	9.7% decrease in post-mix volume
(3.0)	Decrease in bottler sales cost per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher cost per unit)
(3.7)	3.8% decrease in bottler sales volume primarily due to decreases in energy and tea products volume
3.3	Increase in manufacturing costs primarily due to increased fuel costs
(2.6)	Increase in equity investment in plastic bottle cooperative

$28.2	Total increase in cost of sales

The Company recorded an adjustment to its equity investment in a plastic bottle cooperative in the second quarter of 2008 which resulted in a pre-tax credit of $2.6 million. This adjustment was made based on information received from the cooperative during the quarter and reflected a higher share of the cooperative’s retained earnings compared to the amount previously recorded by the Company. The Company classifies its equity in earnings of the cooperative in cost of sales consistent with the classification of purchases from the cooperative.

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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $41.9 million for YTD 2008 compared to $35.5 million for YTD 2007 and was recorded as a reduction in cost of sales.
Gross Margin
Gross margin dollars increased $.6 million, or .4%, to $155.8 million in Q3 2008 from $155.2 million in Q3 2007. Gross margin dollars decreased $8.4 million, or 1.8% to $467.6 million in YTD 2008 compared to $476.0 million in YTD 2007.
The increase (decrease) in gross margin dollars was primarily the result of the following:

Q3 2008	Attributable to:
(In Millions)
$11.0
5.3% increase in bottle/can sales price per unit (in response to increases in product costs) primarily due to per unit price increases in all product categories except bottled water and energy and increased sales of enhanced water which has a higher per unit price offset by decreases in higher price packages in higher margin channels

(10.4)	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as high fructose corn syrup and plastic bottles
2.7	9.5% increase in bottler sales price per unit primarily due to per unit price increases in all product categories except tea and increased sales of enhanced water which has a higher per unit price
(2.5)	Increase in manufacturing costs primarily due to increased fuel costs
(0.2)	Other

$0.6	Total increase in gross margin

YTD 2008	Attributable to:
(In Millions)
$(32.4)	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as high fructose corn syrup and plastic bottles
15.1
2.6% increase in bottle/can sales price per unit (in response to increases in product costs) primarily due to increased sales of enhanced water which has a higher per unit price and higher per unit prices of sparkling products, other than energy products, offset by decreases in sales of higher price packages in higher margin channels (primarily convenience) and lower sales price per unit for bottled water

6.4	Increase in marketing funding support received primarily from The Coca-Cola Company
(3.5)	3.6% decrease in bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
(3.3)	Increase in manufacturing costs primarily due to increased fuel costs
3.0	Decrease in bottler sales cost per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
2.8	.6% increase in bottle/can volume primarily due to increases in enhanced water volume offset by a decrease in bottled water volume
2.6	Increase in equity investment in plastic bottle cooperative
0.9	Other

$(8.4)	Total decrease in gross margin

The Company’s gross margin percentage decreased from 42.3% for Q3 2007 to 40.8% for Q3 2008 and from 43.5% in YTD 2007 to 41.9% in YTD 2008. The decrease in gross margin as a percentage of net sales in Q3 2008 compared to Q3 2007 was primarily due to increased raw material costs and increased purchased products (which have lower margin percentages) partially offset by higher sales prices per unit. The decrease in gross margin as a percentage of net sales in YTD 2008 compared to YTD 2007 was primarily due to increased raw material costs, increased purchased products, a lower percentage of sales of higher margin packages and a lower sales price per unit for bottled water, partially offset by higher sales prices per unit for other products, increased marketing funding and the increase in the equity investment in a plastic bottle cooperative.
The Company’s gross margins may not be comparable to other companies, since some entities include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.
S,D&A Expenses
S,D&A expenses include the following: sales management labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangibles and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal control services, human resources and executive management costs.
S,D&A expenses increased by $14.4 million, or 10.7%, to $149.4 million in Q3 2008 from $135.0 million in Q3 2007. S,D&A expenses increased by $18.6 million, or 4.6%, to $421.3 million in YTD 2008 from $402.7 million in YTD 2007.

The increase in S,D&A expenses was primarily due to the following:

Q3 2008	Attributable to:
(In Millions)
$13.8	Charge to exit from multi-employer pension plan
3.9	Increase in restructuring costs
2.2	Increase in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
(1.8)	Decrease in marketing costs
1.4	Increase in property and casualty insurance
1.1	Increase in estimated bonus expense based on projected 2008 financial performance
(1.0)	Decrease in employee benefit costs primarily due to lower pension plan costs, offset by increases in the Company’s 401(k) Savings Plan contributions
(5.2)	Other

$14.4	Total increase in S,D&A expenses

YTD 2008	Attributable to:
(In Millions)
$13.8	Charge to exit from multi-employer pension plan
5.7	Increase in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
(2.4)	Decrease in employee benefit costs primarily due to lower pension plan costs, offset by increases in the Company’s 401(k) Savings Plan contributions
2.3	Increase in property and casualty insurance costs
(1.6)	Decrease in estimated bonus expense based on projected 2008 financial performance
1.6	Gain on sales of aviation equipment in YTD 2007
(1.5)	Decrease in estimated compensation expense related to restricted stock award based on projected 2008 financial performance
1.5	Increase in restructuring costs
(0.8)	Other

$18.6	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $152.5 million and $144.1 million in YTD 2008 and YTD 2007, respectively.
The net impact of the fuel hedges was to increase fuel costs by $0.6 million and $0.1 million in Q3 2008 and Q3 2007, respectively. The net impact of the fuel hedges was to decrease fuel costs by $1.2 million and $0.7 million in YTD 2008 and YTD 2007, respectively.
On February 2, 2007, the Company initiated plans to simplify its operating management structure and reduce its workforce in order to improve operating efficiencies across the Company’s business. The restructuring expenses consisted primarily of one-time termination benefits and other associated costs, primarily relocation expenses for certain employees. During Q3 2007 and YTD 2007, the Company incurred $.2 million and $2.6 million in restructuring expenses, respectively. Total restructuring expenses under these plans were $2.8 million, all of which were recorded in fiscal year 2007.

On July 15, 2008, the Company initiated a plan to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions, or approximately 5% of its workforce. As a result of this plan, the Company incurred $4.0 million in restructuring expenses in Q3 2008 for one-time termination benefits. The plan was completed in Q3 2008 and the majority of cash expenditures occurred in Q3 2008.
The Company entered into a new agreement with a collective bargaining unit in Q3 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4% of the Company’s total workforce. The new agreement allows the Company to freeze its liability to the Central States, a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result of the new agreement, the Company recorded a charge of $13.8 million in Q3 2008. The Company will pay $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under this agreement. The remaining $10.8 million is the present value amount, using a discount rate of 7%, that will be paid under the agreement and has been recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years to Central States. In addition, the Company will make future contributions on behalf of these employees to the Southern States, a multi-employer defined contribution plan.
Based on the performance of the Company’s pension plan investments during 2008, the Company currently anticipates that expense related to the two Company-sponsored pension plans will increase significantly in 2009.
Interest Expense
Net interest expense decreased 22.5%, or $2.7 million, in Q3 2008 compared to Q3 2007 and decreased 18.7%, or $6.9 million, in YTD 2008 compared to YTD 2007. The decrease in interest expense was primarily due to lower effective interest rates and lower levels of borrowing offset by a $.9 million and $2.3 million decrease in interest earned on short-term cash investments in Q3 2008 and YTD 2008 as compared to Q3 2007 and YTD 2007, respectively. The Company’s overall weighted average interest rate decreased to 5.7% during YTD 2008 from 6.7% during YTD 2007. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Minority Interest
The Company recorded minority interest of $1.7 million in YTD 2008 compared to $2.0 million in YTD 2007 related to the portion of Piedmont owned by The Coca-Cola Company. The decreased amount in YTD 2008 was due to lower operating results at Piedmont.
Income Taxes
The Company’s effective income tax rate for YTD 2008 was 48.2% compared to 37.7% for YTD 2007. The higher effective tax rate for YTD 2008 resulted primarily from an increase in the Company’s reserve for uncertain tax positions. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2008 is dependent upon results of operations and may change if the results for 2008 are different from current expectations.
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
Financial Condition
Total assets increased to $1.32 billion at September 28, 2008 from $1.29 billion at December 30, 2007 primarily due to an increase in cash and cash equivalents and accounts receivable partially offset by a decrease in property, plant and equipment.
Net working capital, defined as current assets less current liabilities, decreased by $152.9 million to a negative $113.8 million at September 28, 2008 from December 30, 2007 and decreased by $155.6 million at September 28, 2008 from September 30, 2007.
Significant changes in net working capital from December 30, 2007 were as follows:
•
An increase in current portion of long-term debt of $169.3 million primarily due to the reclassification from long-term to current of $176.7 million of debentures which mature in May 2009 and July 2009.

•	An increase in cash and cash equivalents of $10.7 million primarily due to cash flow from operations.

•	An increase in accounts receivable, trade of $13.1 million primarily due to higher sales in the quarter ended September 2008 compared to the quarter ended December 2007.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $8.9 million and $26.7 million, respectively, primarily due to the timing of payments.

•	A decrease in accounts payable, trade of $14.3 million primarily due to the timing of payments.

•	An increase in other accrued liabilities of $7.1 million primarily due to higher income tax payable.

•	A decrease in accrued compensation of $5.9 million due primarily to the payment of bonuses in March 2008 and a lower accrual for 2008 bonuses.

•	An increase in accrued interest payable of $6.6 million primarily due to the timing of interest payments.
Significant changes in net working capital from September 30, 2007 were as follows:
•
An increase in the current portion of long-term debt of $76.7 million primarily due to the reclassification from long-term to current of $176.7 million of debentures which mature in May 2009 and July 2009, partially offset by the payment of $100 million in debentures in November 2007.

•	A decrease in cash and cash equivalents of $67.8 million primarily due to the payment of $100 million of debentures in November 2007.

•
An increase in accounts receivable, trade of $8.7 million primarily due to higher sales in Q3 2008 compared to Q3 2007 and the collection of payments from customers on the last day of September 2008 which was in the fourth quarter of 2008, while the last day of September 2007 was in the third quarter of 2007.

•	A decrease in accounts receivable and an increase in accounts payable to The Coca-Cola Company of $7.1 million and $16.5 million, respectively, primarily due to the timing of payments.

•	An increase in other accrued liabilities of $7.7 million primarily due to higher insurance accruals.

Debt and capital lease obligations were $669.7 million as of September 28, 2008 compared to $679.1 million as of December 30, 2007 and $772.3 million as of September 30, 2007. Debt and capital lease obligations as of September 28, 2008 included $78.3 million of capital lease obligations related primarily to Company facilities.
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
As of September 28, 2008, the Company had $200 million available under its $200 million revolving credit facility (the “$200 million facility”) to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charge coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The Company is currently in compliance with these covenants.
The Company has debt maturities of $119.3 million in May 2009 and $57.4 million in July 2009. The Company anticipates using cash flow generated from operations, its $200 million facility and potentially other sources, including bank borrowings or issuance of debentures or equity securities, to repay or refinance these debt maturities. The Company currently has, and anticipates it will continue to have, capacity under its $200 million facility and cash on hand to repay or refinance these debt maturities in the event other financing sources are not available. The Company currently believes that all the of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company.
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of September 28, 2008, $591.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $669.7 million was financed through publicly offered debt. The Company had capital lease obligations of $78.3 million as of September 28, 2008. There were no amounts outstanding on the $200 million facility as of September 28, 2008. The Company’s interest rate derivative contracts were with several different financial institutions to minimize the concentration of credit risk. The Company had master agreements with the counterparties to its derivative financial agreements that provided for net settlement of derivative transactions.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments and income tax payments.

A summary of activity for YTD 2008 and YTD 2007 follows:

	First Nine Months
In Millions	2008	2007

Cash Sources
Cash provided by operating activities (excluding income tax payments)	$66.6	$77.8
Proceeds from the termination of interest rate swap agreements	5.1	—
Proceeds from the sale of property, plant and equipment	1.2	7.7

Total cash sources	$72.9	$85.5

Cash Uses
Capital expenditures	$41.2	$30.6
Investment in plastic bottle manufacturing cooperative	1.0	2.3
Payment of lines of credit, net	7.4	—
Payment of debt and capital lease obligations	1.9	1.8
Dividends	6.9	6.8
Income tax payments	3.7	17.0
Other	.1	.4

Total cash uses	$62.2	$58.9

Increase in cash	$10.7	$26.6

Investing Activities
Additions to property, plant and equipment during YTD 2008 were $41.2 million compared to $30.6 million during YTD 2007. Capital expenditures during YTD 2008 were funded with cash flows from operations and borrowings from the Company’s revolving credit facility. The Company anticipates total additions to property, plant and equipment in fiscal year 2008 will be in the range of $45 million to $55 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into a $200 million facility, replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charge coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States, would be excluded from the calculations of the financial covenants to the extent they are recognized before March 29, 2009 and do not exceed $15 million. See Note 18 of the consolidated financial statements for additional details on the withdrawal. The Company is currently in compliance with these covenants. There were no amounts outstanding under the $200 million facility at September 28, 2008, December 30, 2007 and September 30, 2007.

The Company had borrowed periodically under uncommitted lines of credit. These uncommitted lines of credit were made available at the discretion of participating banks at rates negotiated at the time of borrowing. The lines of credit have been terminated by the participating banks. There were no amounts outstanding under uncommitted lines of credit on September 28, 2008 and September 30, 2007. On December 30, 2007, $7.4 million was outstanding under uncommitted lines of credit.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.
At September 28, 2008, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $42.1 million of debt and related lease obligations for these entities as of September 28, 2008. In addition, the Company has an equity ownership in each of the entities. As of September 28, 2008, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $65.5 million including the Company’s equity interests. See Note 14 of the consolidated financial statements for additional information about these entities.
Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of September 28, 2008:

	Payments Due by Period
		Oct. 2008-	Oct. 2009-	Oct. 2011-	After
In Thousands	Total	Sept. 2009	Sept. 2011	Sept. 2013	Sept. 2013

Contractual obligations:
Total debt, net of interest	$591,450	$176,693	$—	$150,000	$264,757
Capital lease obligations, net of interest	78,280	2,735	6,050	6,924	62,571
Estimated interest on long-term debt and capital lease obligations (1)	261,743	35,161	55,554	48,621	122,407
Purchase obligations (2)	506,487	89,380	178,760	178,760	59,587
Other long-term liabilities (3)	111,444	7,380	14,155	13,528	76,381
Operating leases	17,043	3,519	4,428	2,381	6,715
Long-term contractual arrangements (4)	25,737	6,400	10,558	7,040	1,739
Postretirement obligations	36,058	1,966	4,869	5,212	24,011
Purchase orders (5)	33,358	33,358

Total contractual obligations	$1,661,600	$356,592	$274,374	$412,466	$618,168

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $10.4 million of unrecognized income tax benefits including accrued interest as of September 28, 2008 (included in other long-term liabilities in the table above) of which $9.3 million would affect the Company’s effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce unrecognized tax benefits. The Company cannot reasonably estimate the change in the amount of unrecognized tax benefits until further information is made available during the progress of the audits. See Note 15 of the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of September 28, 2008, the Company has $19.3 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company contributed $0.2 million to one of its Company-sponsored pension plans in YTD 2008. The Company does not expect to contribute to either of its two Company-sponsored pension plans during the remainder of 2008. The Company anticipates that it will be required to make contributions to its two Company-sponsored pension plans in 2009. Based on information currently available, the Company estimates cash contributions in 2009 will be in the range of $5 million to $15 million. Postretirement medical care payments are expected to be approximately $2.3 million in 2008. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
In September 2008, the Company terminated six interest rate swap agreements with a notional amount of $225 million it had outstanding. The Company received $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company will amortize a gain of $5.1 million over the remaining term of the underlying debt.
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $1.3 million during both YTD 2008 and YTD 2007.
The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.9% as of September 28, 2008 compared to 6.2% as of December 30, 2007 and 6.7% as of September 30, 2007. Approximately 6% of the Company’s debt and capital lease obligations of $669.7 million as of September 28, 2008 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 28, 2008, interest expense for the next twelve months would increase by approximately $0.4 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of September 28, 2008. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
Fuel Hedging
The Company uses derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. Derivative instruments used include puts, calls and caps which effectively establish a limit on the Company’s price of fuel within periods covered by the instruments. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs. The fuel hedging agreements expired at the end of Q3 2008.
The net impact of the fuel hedges was to increase fuel costs by $0.6 million and $0.1 million in Q3 2008 and Q3 2007, respectively. The net impact of the fuel hedges was to decrease fuel costs by $1.2 million and $0.7 million in YTD 2008 and YTD 2007, respectively.
In October 2008, the Company entered into derivative contracts to hedge the majority of its diesel fuel purchases for 2009. The Company used calls and puts to establish an upper and lower limit on the Company’s price of diesel fuel.

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

•
the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of September 28, 2008;

•	the Company’s expectation that it will not make additional contributions to either of its Company-sponsored pension plans during the remainder of 2008;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans will increase significantly in 2009;

•	the Company’s belief that cash contributions in 2009 to its two Company-sponsored pension plans will be in the range of $5 million to $15 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.3 million in 2008;

•	the Company’s expectation that additions to property, plant and equipment in 2008 will be in the range of $45 million to $55 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that unrecognized tax benefits may be reduced over the next 12 months as a result of tax audits;

•
the Company’s expectation that it will use cash flow generated from operations, its revolving credit facility and potentially other sources, including bank borrowings or issuance of debentures or equity securities, to repay or refinance debentures maturing in May 2009 and July 2009;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s current estimate that it will not achieve at least 80% of the overall goal achievement factor under its Annual Bonus Plan for 2008;

•
the Company’s belief that the reorganization of its operating units and support services and its workforce reduction plan was substantially completed by the end of the third quarter of 2008, that the majority of cash expenditures were incurred in the third quarter of 2008 and the annual savings will be $25 million to $30 million from the plan;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry; and

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $25 million assuming flat volume.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Part II, Item 1A. of this Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of September 28, 2008. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 6% of the Company’s debt and capital lease obligations of $669.7 million as of September 28, 2008 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 28, 2008, interest expense for the following 12 months would increase by approximately $0.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases after giving consideration to all our interest rate hedging activities. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt and derivative financial instruments.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $25 million assuming flat volume.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
Except for the factor set forth below, there have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
The Company’s ability to access the credit markets.
Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and availability of funds remains limited, it is possible that the Company’s ability to access the credit markets may be limited by these factors at a time when the Company would like, or need to do so. These limitations could have an impact on the Company’s ability to refinance maturing debt and/or react to changing economic and business conditions.
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

10.1
Amendment No. 1, dated as of August 25, 2008, to U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A. as Administrative Agent (filed herewith).

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

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: November 7, 2008	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer

Date: November 7, 2008	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President, Controller and Chief Accounting Officer