Form 10-K
period 2008-12-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2009-03-13
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008

Commission file number 0-9286

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

Market Value as of
June 27, 2008

Common Stock, $l.00 Par Value	$181,074,096
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	February 28, 2009

Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,021,882

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2009 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.	Business

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

The Coca-Cola Company currently owns approximately 27.1% of the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis. J. Frank Harrison, III, the Company’s Chairman of the Board and Chief Executive Officer, currently owns or controls approximately 85% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

Nonalcoholic beverage products can be broken down into two categories:

•	Sparkling beverages — primarily beverages with carbonation, including energy drinks; and

•	Still beverages — primarily beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

Sales of sparkling beverages were approximately 83%, 84% and 86% of total net sales for 2008, 2007 and 2006, respectively. Sales of still beverages were approximately 17%, 16% and 14% of total net sales for 2008, 2007 and 2006, respectively.

The Company holds Cola Beverage Agreements and Allied Beverage Agreements under which it produces, distributes and markets, in certain regions, sparkling beverage products of The Coca-Cola Company. The Company also holds Still Beverage Agreements under which it distributes and markets in certain regions still beverages of The Coca-Cola Company such as POWERade, Minute Maid Adult Refreshments and Minute Maid Juices To Go.

The Company holds agreements to produce and market Dr Pepper in some of its regions. The Company also distributes and markets various other products, including Monster Energy products, Cinnabon Premium Coffee Lattes and Sundrop, in one or more of the Company’s regions under agreements with the companies that hold and license the use of their trademarks for these beverages. In addition, the Company also produces beverages for other Coca-Cola bottlers. In some instances, the Company distributes beverages without a written agreement.

The Company’s principal sparkling beverage is Coca-Cola classic. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can volume to retail customers. In total, the products of The Coca-Cola Company accounted for approximately 89%, 89% and 90% of the Company’s bottle/can volume to retail customers during fiscal years 2008, 2007 and 2006, respectively.

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

Over the last two and a half years, the Company has developed and begun to market and distribute certain products which it owns. These products include Country Breeze tea, diet Country Breeze tea and Tum-E Yummies, a vitamin C enhanced flavored drink. The Company may market and sell these products nationally.

The following table sets forth some of the Company’s most important products, including both products that The Coca-Cola Company and other beverage companies have licensed to the Company and products that the Company owns.

The Coca-Cola Company
Sparkling Beverages		Products Licensed
(Including Energy		by Other Beverage	Company Owned
Products)	Still Beverages	Companies	Products

Coca-Cola classic
Diet Coke
Coca-Cola Zero
Sprite
Fanta Flavors
Sprite Zero
Mello Yello
Vault
Coke Cherry
Seagrams Ginger Ale
Coke Zero Cherry
Diet Coke Plus
Diet Coke Splenda
Vault Zero
Fresca
Pibb Xtra
Barqs Root Beer
Tab
Full Throttle
NOS©	smartwater vitaminwater vitaminenergy Dasani Dasani Flavors Dasani Plus POWERade Minute Maid Adult Refreshments Minute Maid Juices To Go Nestea Gold Peak tea FUZE V8 juice products from Campbell	Dr Pepper Diet Dr Pepper Sundrop Cinnabon Premium Coffee Lattes Monster Energy products	Tum-E Yummies Country Breeze tea diet Country Breeze tea

Beverage Agreements

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce, market and distribute in its exclusive territory The Coca-Cola Company’s nonalcoholic beverages in bottles, cans and five gallon pressurized pre-mix containers. The Company has similar arrangements with Dr Pepper Snapple Group and other beverage companies.

Cola and Allied Beverage Agreements with The Coca-Cola Company.  The Company purchases concentrates from The Coca-Cola Company and markets, produces, and distributes its principal sparkling beverage products within its territories under two basic forms of beverage agreements with The Coca-Cola Company: (i) beverage agreements that cover sparkling beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages” and “Cola Beverage Agreements”), and (ii) beverage agreements that cover other sparkling beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Cola and Allied Beverage Agreements”), although in some instances the Company distributes sparkling beverages without a written agreement. The Company is a party to Cola Beverage Agreements and to Allied Beverage Agreements for various specified territories.

Cola Beverage Agreements with The Coca-Cola Company.

Exclusivity.  The Cola Beverage Agreements provide that the Company will purchase its entire requirements of concentrates or syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment, and other terms and conditions of supply determined from time-to-time by The Coca-Cola Company at its sole discretion. The Company may not produce, distribute, or handle cola products other than those of The Coca-Cola Company. The Company has the exclusive right to manufacture and distribute Coca-Cola Trademark Beverages for sale in authorized containers within its territories. The Coca-Cola Company may determine, at its sole discretion, what types of containers are authorized for use with products of The Coca-Cola Company. The Company may not sell Coca-Cola Trademark Beverages outside its territories.

Company Obligations.  The Company is obligated to:

•	maintain such plant and equipment, staff and distribution, and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in its territories;

•	undertake adequate quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company;

•	develop, stimulate and satisfy fully the demand for Coca-Cola Trademark Beverages in its territories;

•	use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and

•	maintain such sound financial capacity as may be reasonably necessary to ensure its performance of its obligations to The Coca-Cola Company.

The Company is required to meet annually with The Coca-Cola Company to present its marketing, management, and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that the Company has the consolidated financial capacity to perform its duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, the Company will be deemed to have satisfied its obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that if not cured within 120 days of written notice of the failure would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If the Company, at any time, fails to carry out a plan in all material respects in any geographic segment of its territory, as defined by The Coca-Cola Company, and if such failure is not cured within six months of written notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

The Coca-Cola Company has no obligation under the Cola Beverage Agreements to participate with the Company in expenditures for advertising and marketing. As it has in the past, The Coca-Cola Company may contribute to such expenditures and undertake independent advertising and marketing activities, as well as advertising and sales promotion programs which require mutual cooperation and financial support of the Company. The future levels of marketing funding support and promotional funds provided by The Coca-Cola Company may vary materially from the levels provided during the periods covered by the information included in this report.

Acquisition of Other Bottlers.  If the Company acquires control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages, or any party controlling a bottler of Coca-Cola Trademark Beverages, the Company must cause the acquired bottler to amend its agreement for the Coca-Cola Trademark Beverages to conform to the terms of the Cola Beverage Agreements.

Term and Termination.  The Cola Beverage Agreements are perpetual, but they are subject to termination by The Coca-Cola Company upon the occurrence of an event of default by the Company. Events of default with respect to each Cola Beverage Agreement include:

•	production, sale or ownership in any entity which produces or sells any cola product not authorized by The Coca-Cola Company; or a cola product that might be confused with or is an imitation of the trade dress, trademark, tradename or authorized container of a cola product of The Coca-Cola Company;

•	insolvency, bankruptcy, dissolution, receivership, or the like;

•	any disposition by the Company of any voting securities of any bottling company subsidiary without the consent of The Coca-Cola Company; and

•	any material breach of any of its obligations under that Cola Beverage Agreement that remains unresolved for 120 days after written notice by The Coca-Cola Company.

If any Cola Beverage Agreement is terminated because of an event of default, The Coca-Cola Company has the right to terminate all other Cola Beverage Agreements the Company holds.

No Assignments.  The Company is prohibited from assigning, transferring or pledging its Cola Beverage Agreements or any interest therein, whether voluntarily or by operation of law, without the prior consent of The Coca-Cola Company.

Allied Beverage Agreements with The Coca-Cola Company.

The Allied Beverages are beverages of The Coca-Cola Company or its subsidiaries that are sparkling beverages, but not Coca-Cola Trademark Beverages. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to the sale of beverages outside its territories, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

Exclusivity.  Under the Allied Beverage Agreements, the Company has exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, the Company has advertising, marketing, and promotional obligations, but without restriction for most brands as to the marketing of products with similar flavors, as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under the Allied Beverage Agreements to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

Term and Termination.  Allied Beverage Agreements have a term of 10 years and are renewable by the Company for an additional 10 years at the end of each term. Renewal is at the Company’s option. The Company currently intends to renew substantially all the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event of default by the Company. The Coca-Cola Company may terminate an Allied Beverage Agreement in the event of:

•	insolvency, bankruptcy, dissolution, receivership, or the like;

•	termination of a Cola Beverage Agreement by either party for any reason; or

•	any material breach of any of the Company’s obligations under the Allied Beverage Agreement that remains unresolved for 120 days after required prior written notice by The Coca-Cola Company.

Pricing.  Pursuant to the beverage agreements, except as provided in the Supplementary Agreement and under the Incidence Pricing Agreement (described below), The Coca-Cola Company establishes the prices charged to the Company for concentrates for Coca-Cola Trademark Beverages, Allied Beverages, still beverages, and post-mix. The Coca-Cola Company has no rights under the beverage agreements to establish the resale prices at which the Company sells its products.

The Company entered into an agreement with The Coca-Cola Company to test an incidence pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. For 2009, the Company intends to utilize the incidence pricing model and will not revert to purchasing concentrates at standard concentrate prices during 2009.

Supplementary Agreement Relating to Cola and Allied Beverage Agreements with The Coca-Cola Company.

The Company and The Coca-Cola Company are also parties to a Supplementary Agreement (the “Supplementary Agreement”) that modifies some of the provisions of the Cola and Allied Beverage Agreements. The Supplementary Agreement provides that The Coca-Cola Company will:

•	exercise good faith and fair dealing in its relationship with the Company under the Cola and Allied Beverage Agreements;

•	offer marketing funding support and exercise its rights under the Cola and Allied Beverage Agreements in a manner consistent with its dealings with comparable bottlers;

•	offer to the Company any written amendment to the Cola and Allied Beverage Agreements (except amendments dealing with transfer of ownership) which it offers to any other bottler in the United States; and

•	subject to certain limited exceptions, sell syrups and concentrates to the Company at prices no greater than those charged to other bottlers which are parties to contracts substantially similar to the Cola and Allied Beverage Agreements.

The Supplementary Agreement permits transfers of the Company’s capital stock that would otherwise be limited by the Cola and Allied Beverage Agreements.

Still Beverage Agreements with The Coca-Cola Company.

The Company purchases and distributes certain still beverages such as isotonics and juice drinks from The Coca-Cola Company, or its designees or joint ventures, and markets, produces, and distributes Dasani water products, pursuant to the terms of marketing and distribution agreements (the “Still Beverage Agreements”), although in some instances the Company distributes certain still beverages without a written agreement. The Still Beverage Agreements contain provisions that are similar to the Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola and Allied Beverage Agreements.

Exclusivity.  Unlike the Cola and Allied Beverage Agreements, which grant the Company exclusivity in the distribution of the covered beverages in its territory, the Still Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test-market the still beverage products in its territory, subject to the Company’s right of first refusal, and to sell the still beverages to commissaries for delivery to retail outlets in the territory where still beverages are consumed on-premises, such as restaurants. The Coca-Cola Company must pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Approved alternative route to market projects undertaken by the Company, The Coca-Cola Company, and other bottlers of Coca-Cola would, in some instances, permit delivery of certain products of The Coca-Cola Company into the territories of almost all bottlers, in exchange for compensation in most circumstances, despite the terms of the beverage agreements making such territories exclusive. Also, under the Still Beverage Agreements, the Company may not sell other beverages in the same product category.

Pricing.  The Coca-Cola Company, at its sole discretion, establishes the prices the Company must pay for the still beverages or, in the case of Dasani, the concentrate or finished good, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term.  Each of the Still Beverage Agreements has a term of 10 or 15 years and is renewable by the Company for an additional 10 years at the end of each term. The Company currently intends to renew substantially all of the Still Beverage Agreements as they expire.

Other Beverage Agreements with The Coca-Cola Company.

The Company has entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater, smartwater, and vitaminenergy. The agreement has a term of 10 years, and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification by the Company. The agreement covers most of the Company’s territories, requires the Company to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within its territories. In conjunction with the execution of the Energy Brands agreement, the Company entered into an agreement with The Coca-Cola Company whereby the Company agreed not to introduce new third party brands or certain third party brand extensions through August 31, 2010, unless mutually agreed to by the Company and The Coca-Cola Company.

The Company is distributing Campbell Soup Company (“Campbell”) fruit and vegetable juice beverages under an interim subdistribution agreement with The Coca-Cola Company. The Campbell interim subdistribution agreement may be terminated by either party upon 30 days written notice. The interim agreements covers all of the Company’s territories, and permits Campbell and certain other sellers of Campbell beverages to continue distribution in the Company’s territories. The Company purchases Campbell beverages from a subsidiary of Campbell under a separate purchase agreement.

Post-Mix Rights and Sales to Other Bottlers.  The Company also sells Coca-Cola and other post-mix products of The Coca-Cola Company and post-mix products of Dr Pepper Snapple Group on a non-exclusive basis. In addition, the Company produces some products for sale to other Coca-Cola bottlers. Sales to other bottlers have lower margins but allow the Company to achieve higher utilization of its production equipment and facilities.

Brand Innovation Agreement with The Coca-Cola Company.  The Company has entered into an agreement with The Coca-Cola Company regarding brand innovation and distribution collaboration. Under the agreement, the Company granted to The Coca-Cola Company the option to purchase any nonalcoholic beverage brands owned by the Company. The option is exercisable as to each brand at a formula-based price during the two-year period that begins after that brand has achieved a specified level of net operating revenue or, if earlier, beginning five years after the introduction of that brand into the market with a minimum level of net operating revenue, with the exception that with respect to brands owned at the date of the letter agreement, the five-year period does not begin earlier than the date of the letter agreement.

Beverage Agreements with Other Licensors.

The Company has beverage agreements with Dr Pepper Snapple Group for Dr Pepper and Sundrop brands which are similar to those for the Cola and Allied Beverage Agreements. These beverage agreements are perpetual in nature but may be terminated by the Company upon 90 days notice. The price the beverage companies may charge for syrup or concentrate is set by the beverage companies from time to time. These beverage agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions.

The Company is distributing products of Monster brand energy drinks under a distribution agreement with Hansen Beverage Company, including Monster and Java Monster. The agreement contains provisions that are similar to the Cola and Allied Beverage Agreements with respect to pricing, promotion, planning, territory and trademark restrictions, transfer restrictions, and related matters as well as termination for cause provisions. The agreement has a 20 year term and will renew automatically. The agreement may be terminated without cause by either party. However, any such termination by Hansen Beverage Company requires compensation in the form of severance payments to the Company under the terms of the agreement.

The territories covered by beverage agreements with other licensors are not always aligned with the territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these agreements represented approximately 11%, 11% and 10% of the Company’s bottle/can volume to retail customers for 2008, 2007 and 2006, respectively.

Markets and Production and Distribution Facilities

The Company currently holds bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia,

Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is approximately 19.2 million.

The Company currently operates in seven principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina.   This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas. The region has an estimated population of 8.5 million. A production/distribution facility is located in Charlotte and 15 sales distribution facilities are located in the region.

2. South Carolina.   This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has an estimated population of 3.5 million. There are 5 sales distribution facilities in the region.

3. South Alabama.   This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has an estimated population of .9 million. A production/distribution facility is located in Mobile and 4 sales distribution facilities are located in the region.

4. South Georgia.   This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus and surrounding areas and a portion of the Florida Panhandle. This region has an estimated population of 1.1 million. There are 4 sales distribution facilities located in the region.

5. Middle Tennessee.   This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has an estimated population of 2.2 million. A production/distribution facility is located in Nashville and 4 sales distribution facilities are located in the region.

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

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.4 million, $1.4 million and $1.6 million in 2008, 2007 and 2006, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished products through May 2014. Purchases from SAC by the Company for finished products were $142 million, $149 million and $133 million in 2008, 2007 and 2006, respectively, or 27.8 million cases, 30.6 million cases and 29.3 million cases of finished product, respectively.

Raw Materials

In addition to concentrates obtained from The Coca-Cola Company and other beverage companies for use in its beverage manufacturing, the Company also purchases sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials as well as equipment for the production, distribution and marketing of nonalcoholic beverages. Except for sweetener, cans and plastic bottles, the Company purchases its raw materials from multiple suppliers.

The Company purchases substantially all of its plastic bottles (12-ounce, 16-ounce, 20-ounce, half-liter, 1-liter, 2-liter and 300 ml sizes) from manufacturing plants which are owned and operated by Southeastern Container and

Western Container, two entities owned by Coca-Cola bottlers including the Company. The Company currently obtains all of its aluminum cans (8-ounce, 12-ounce and 16-ounce sizes) from one domestic supplier.

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

The Company is exposed to price risk on commodities such as aluminum, corn, PET resin (an oil based product) and fuel which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on oil which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company itself.

High fructose corn syrup costs increased significantly during 2008 as a result of increasing demand for corn products around the world for purposes such as ethanol production. The combined impact of increasing costs for plastic bottles and high fructose corn syrup increased cost of sales during 2008. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2008, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume to retail customers. Wal-Mart Stores, Inc. accounted for approximately 14% of the Company’s total net sales. The loss of either Wal-Mart Stores, Inc. or Food Lion, LLC as customers would have a material adverse effect on the Company. All of the Company’s sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from The Coca-Cola Company in the last three years include Coca-Cola Zero, Vault, Vault Zero, Dasani flavors, Full Throttle, Gold Peak tea products and Dasani Plus. The Company began distribution of three of its own products, Country Breeze tea, diet Country Breeze tea and Tum-E Yummies, in 2007. In addition, the Company also began distribution of NOS© products (energy drinks from FUZE, a subsidiary of The Coca-Cola Company), juice products from FUZE and V8 products from Campbell during 2007. In the fourth quarter of 2007, the Company began distribution of glacéau products, a wholly-owned subsidiary of The Coca-Cola Company that produces branded enhanced beverages including vitaminwater, smartwater and vitaminenergy. The Company entered into a distribution agreement in October 2008 with subsidiaries of Hansen Natural Corporation, the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under this agreement, the Company began distributing Monster Energy drinks in certain of the Company’s territories in November 2008. New packaging introductions include the 20-ounce “grip” bottle during 2007. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw material costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. There may be as many as 27 different packages for Coca-Cola classic within a single geographic area. Bottle/can volume to retail customers during 2008 was approximately 46% cans, 53% nonrefillable bottles and 1% other containers.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company’s products. The Coca-Cola Company and Dr Pepper Snapple Group (the “Beverage Companies”) make substantial expenditures on advertising in the Company’s territories. The Company has also benefited from national advertising programs conducted by the Beverage Companies. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company’s products. Historically, these expenses have been partially offset by marketing funding support which the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding support in the future.

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

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 85% of the Company’s bottle/can volume to retail customers in 2008. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and pre-mix containers are accounted for by the Company and its principal competition, which in each region includes the local bottler of Pepsi-Cola and, in some regions, also includes the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At December 28, 2008, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

The Company is subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any assessments that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

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

Employees

As of February 1, 2009, the Company had approximately 5,300 full-time employees, of whom approximately 425 were union members. The total number of employees, including part-time employees, was approximately 6,200. Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 5% of the Company’s employees expired during 2008 and the Company entered into new agreements during 2008. One collective bargaining agreement covering approximately .5% of the Company’s employees expires during 2009.

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

The Company operates in the highly competitive nonalcoholic beverage industry and faces strong competition from other general and specialty beverage companies. The Company’s response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of the Company’s products. The Company’s ability to gain or maintain the Company’s share of sales or gross margins may be limited by the actions of the Company’s competitors, which may have advantages in setting their prices due to lower raw material costs. Competitive pressures in the markets in which the Company operates may cause channel and product mix to shift away from more profitable channels and packages. If the Company is unable to maintain or increase volume in higher-margin products and in packages sold through higher-margin channels (e.g., immediate consumption), pricing and gross margins could be adversely affected. The Company’s efforts to improve pricing may result in lower than expected sales volume.

Changes in how significant customers market or promote the Company’s products could reduce revenue.

The Company’s revenue is impacted by how significant customers market or promote the Company’s products. Revenue has been negatively impacted by less aggressive price promotion by some retailers in the future consumption channels over the past several years. If the Company’s significant customers change the manner in which they market or promote the Company’s products, the Company’s revenue and profitability could be adversely impacted.

Changes in public and consumer preferences related to nonalcoholic beverages could reduce demand for the Company’s products and reduce profitability.

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of the Company’s business depends in large measure on working with the Beverage Companies to meet the changing preferences of the broad consumer market. Health and wellness trends throughout the marketplace have resulted in a shift from sugar sparkling beverages to diet sparkling beverages, tea, sports drinks, enhanced water and bottled water over the past several years. Failure to satisfy changing consumer preferences could adversely affect the profitability of the Company’s business.

The Company’s sales can be impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or economic slowdown in the geographic markets in which the Company does business, may have the temporary effect of reducing the demand for certain of the Company’s products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other highly profitable channels. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectibility of certain accounts. Each of these factors could adversely affect the Company’s revenue, price realization, gross margins and overall financial condition and operating results.

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

The Company’s inability to meet requirements under its beverage agreements could result in the loss of distribution rights.

Approximately 89% of the Company’s bottle/can volume to retail customers consists of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 11% of the Company’s bottle/can volume to retail customers consists of products of other beverage companies and the Company’s own products. The Company must satisfy various requirements under its beverage agreements. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products.

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

The Coca-Cola Company’s and other beverage companies’ levels of advertising, marketing spending and product innovation directly impact the Company’s operations. While the Company does not believe there will be significant changes in the levels of marketing and advertising by the Beverage Companies, there can be no assurance that historic levels will continue. In addition, if the volume of sugar sparkling beverages continues to decline, the Company’s volume growth will continue to be dependent on product innovation by the Beverage Companies, especially The Coca-Cola Company. Decreases in marketing, advertising and product innovation by the Beverage Companies could adversely impact the profitability of the Company.

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

Packaging costs, primarily plastic bottles, and high fructose corn syrup cost increased significantly in 2008. In addition, there are no limits on the prices The Coca-Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

The Company primarily uses supplier pricing agreements and may, at times, use derivative financial instruments to manage the volatility and market risk with respect to certain commodities. Generally, these hedging instruments establish the purchase price for these commodities in advance of the time of delivery. As such, it is possible that these hedging instruments may lock the Company into prices that are ultimately greater than the actual market price at the time of delivery.

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

With the introduction of FUZE, Campbell and glacéau products into the Company’s portfolio during 2007 and Monster Energy products during 2008, the Company is becoming increasingly reliant on purchased finished goods from external sources versus the Company’s internal production. As a result, the Company is subject to incremental risk including, but not limited to, product availability, price variability, product quality and production capacity shortfalls for externally purchased finished goods.

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

The Company’s profitability is substantially affected by the cost of pension retirement benefits, postretirement medical benefits and current employees’ medical benefits. In recent years, the Company has experienced significant increases in these costs as a result of macro-economic factors beyond the Company’s control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. A significant decrease in the value of the Company’s pension plan assets in 2008 will cause a significant increase in pension plan costs in 2009. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce the profitability of the Company’s operations.

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

The Company increasingly relies on information technology systems to process, transmit and store electronic information. For example, the Company’s production and distribution facilities, inventory management and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communication between personnel, customers and suppliers depends on information technology. Like most companies, the Company’s information technology systems may be vulnerable to a variety of interruptions due to events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company’s risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted.

Changes in interest rates could adversely affect the profitability of the Company.

Approximately 6.3% of the Company’s debt and capital lease obligations of $669.1 million as of December 28, 2008 was subject to changes in short-term interest rates. In addition, the Company’s pension and postretirement medical benefits costs are subject to changes in interest rates. If interest rates increase in the future, there can be no assurance that future increases in interest expense will not reduce the Company’s overall profitability.

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

The Company’s business model is dependent on the availability of the Company’s various products and packages in multiple channels and locations versus those of the Company’s competitors to better satisfy the needs of the Company’s customers and consumers. Laws that restrict the Company’s ability to distribute products in schools and other venues, as well as laws that require deposits for certain types of packages or those that limit the Company’s ability to design new packages or market certain packages, could negatively impact the financial results of the Company. In addition, taxes imposed by individual states and localities could cause consumers to shift away from purchasing products of the Company.

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

Approximately 7% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. Two collective bargaining agreements covering approximately 5% of the Company’s employees expired during 2008 and the Company entered into new agreements during 2008. One collective bargaining agreement covering approximately .5% of the Company’s employees expires during 2009.

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

Recent volatility in the financial market may negatively impact the Company’s ability to access the credit markets.

Recently the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and availability of funds remains limited, it is possible that the Company’s ability to access the credit markets may be limited by these factors at a time when the Company would like, or need to do so. The Company has debt maturities of $119.3 million in May 2009 and $57.4 million in July 2009. The Company anticipates using cash flow generated from operations, its $200 million revolving credit facility (“$200 million facility”) and potentially other sources, including bank borrowings or issuance of debentures or equity securities, to repay or refinance these debt maturities. The Company currently has, and anticipates it will continue to have, capacity under its $200 million facility and cash on hand to repay or refinance these debt maturities in the event other financing sources are not available. The limitation of availability of funds could have an impact on the Company’s ability to refinance the maturing debt and/or react to changing economic and business conditions.

The concentration of the Company’s capital stock ownership with the Harrison family limits other stockholders’ ability to influence corporate matters.

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 85% of the total voting power of the Company’s outstanding capital stock. In addition, two members of the Harrison family, including Mr. Harrison, III, serve on the Board of Directors of the Company. As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price.

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

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 44 sales distribution centers. The Company owns two production/distribution facilities and 37 sales distribution centers, and leases its corporate headquarters, two other production/distribution facilities and seven sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party. The lease has a fifteen year term and expires in December 2021. Rental payments for these facilities were $3.7 million in 2008.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party for a ten-year term expiring in December 2010. Rental payments under this lease totaled $3.8 million in 2008.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through December 2009. Rental payments under this lease totaled $.4 million in 2008.

The Company leases a 150,000 square foot warehouse which serves as additional space for its Charlotte, North Carolina distribution center. The lease requires monthly payments through March 2012. Rental payments under this lease totaled $.4 million in 2008.

The Company leases its 130,000 square foot sales distribution center in Lavergne, Tennessee. The lease requires monthly payments through August 2011. Rental payments under this lease totaled $.3 million in 2008.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The lease requires monthly payments through January 2017. Rental payments under this lease totaled $.4 million in 2008.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through July 2018. Rental payments under this lease totaled $.6 million in 2008.

The Company’s other real estate leases are not material.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production facilities is indicated below:

Production Facilities

Percentage
Location	Utilization *

Charlotte, North Carolina	65%
Mobile, Alabama	47%
Nashville, Tennessee	66%
Roanoke, Virginia	71%

*	Estimated 2009 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 1, 2009 was as follows:

Sales Distribution Facilities

Number of
Region	Facilities

North Carolina	15
South Carolina	5
South Alabama	4
South Georgia	4
Middle Tennessee	4
Western Virginia	4
West Virginia	8

Total	44

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 3,700 vehicles in the sale and distribution of its beverage products, of which approximately 1,400 are route delivery trucks. In addition, the Company owns approximately 196,000 beverage dispensing and vending machines for the sale of its products in its bottling territories.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2008.

Executive Officers of the Company

The following is a list of names and ages of all the executive officers of the Company indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 54, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

WILLIAM B. ELMORE, age 53, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to

July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

HENRY W. FLINT, age 54, is Vice Chairman of the Board of Directors of the Company, a position he has held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

STEVEN D. WESTPHAL, age 54, is Executive Vice President of Operations and Systems, a position to which he was appointed in September 2007. He was Chief Financial Officer from May 2005 to January 2008 and prior to that Vice President and Controller, a position he had held from November 1987.

WILLIAM J. BILLIARD, age 42, is Vice President, Controller and Chief Accounting Officer, a position to which he was appointed on February 20, 2006. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

ROBERT G. CHAMBLESS, age 43, is Senior Vice President of Sales, a position he has held since June 2008. Previously, Robert held the position of Vice President — Franchise Sales from early 2003 to June 2008 and Region Sales Manager for our Southern Division between 2000 and 2003. Prior to this position, Robert was Sales Manager in our Columbia, SC branch between 1997 and 2000. Robert has been with the Company for 22 years, starting in the Charleston, SC warehouse in 1986.

CLIFFORD M. DEAL, III, age 47, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 53, is President of BYB Brands, Inc, a wholly-owned subsidiary of the Company that distributes and markets Cinnabon Premium Coffee Lattes, Tum-E Yummies and other products developed by the Company, a position he has held since July 2006. Prior to that he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

JAMES E. HARRIS, age 46, is Senior Vice President and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999 he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

KEVIN A. HENRY, age 41, is Chief Human Resources Officer, a position he has held since September 2007 and Senior Vice President of Human Resources, a position he held since February 2001. Prior to joining the Company, he was Senior Vice President, Human Resources at Nationwide Credit Inc., where he was an employee since January 1997. Prior to that, he was Director, Human Resources, at Office Depot Inc. beginning in December 1994.

UMESH M. KASBEKAR, age 51, is Senior Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

MELVIN F. LANDIS, III, age 43, is Senior Vice President, Chief Marketing and Customer Officer, a position he has held since December 2006. Prior to that he was Vice President, Marketing and Corporate Customers from July 2006 to December 2006 and Vice President, Customer Management from July 2004 to June 2006. Prior to joining the Company in July 2004, he was employed at The Clorox Company, a manufacturer and marketer of consumer products, from 1994. While at The Clorox Company, he held a number of positions, including Region Sales Manager, Sales Merchandising Manager — Kingsford Charcoal, Director — Corporate Trade and Category Management, Team Leader Wal-Mart/Sam’s and Senior Director — US Grocery Sales.

LAUREN C. STEELE, age 54, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company has two classes of common stock outstanding, Common Stock and Class B Common Stock. The Common Stock is traded on the Nasdaq Global Select Market under the symbol COKE. The table below sets forth for the periods indicated the high and low reported sales prices per share of Common Stock. There is no established public trading market for the Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock.

	Fiscal Year
	2008		2007
	High	Low	High	Low

First quarter	$62.20	$54.38	$68.65	$52.62
Second quarter	62.13	38.30	58.50	49.78
Third quarter	44.03	31.41	60.95	50.10
Fourth quarter	46.65	35.00	64.19	53.95

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2007 and 2008. Common Stock and Class B Common Stock have participated equally in dividends since 1994.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of February 28, 2009, was 3,832 and 10, respectively.

On February 27, 2008, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services in 2007 as Chairman of the Board of Directors and Chief Executive Officer of the Company.

On March 4, 2009, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services in 2008 as Chairman of the Board of Directors and Chief Executive Officer of the Company.

The awards to Mr. Harrison, III, were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Common Stock of the Company. The shares of Common Stock were issued to The Coca-Cola Company without registration under Section 3(a)(9) of the Securities Act.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and two different peer group indices, the “Old Peer Group” and the “New Peer Group” for the period commencing December 26, 2003 and ending December 28, 2008. The Old Peer Group is comprised of Anheuser-Busch Companies, Inc.; Cadbury Schweppes plc (ADS); Coca-Cola Enterprises Inc.; The Coca-Cola Company; Cott Corporation; National Beverage Corp.; PepsiCo, Inc.; Pepsi Bottling Group, Inc. and PepsiAmericas. The New Peer Group is comprised of Dr Pepper Snapple Group, Coca-Cola Enterprises Inc.; The Coca-Cola Company; Cott Corporation; National Beverage Corp.; PepsiCo, Inc.; Pepsi Bottling Group, Inc. and PepsiAmericas. The Company has elected to change its peer group because the Company believes the companies reflected in the New Peer Group are more reflective of the Company’s business and therefore provide a more meaningful comparison of stock performance.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and each peer group on December 26, 2003 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in each peer group have been weighted on the basis of the total market capitalization for each company.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 26, 2003 with dividends reinvested

	12/26/03	12/31/04	12/30/05	12/29/06	12/28/07	12/26/08
Coca-Cola Bottling Co. Consolidated (CCBCC)	$100	$110	$85	$136	$118	$89
S&P 500	$100	$111	$116	$135	$142	$90
Old Peer Group	$100	$100	$105	$118	$149	$102
New Peer Group	$100	$97	$103	$116	$146	$102

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended December 28, 2008. The data for the five years ended December 28, 2008 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Risk Factors” set forth in Item 1A.

SELECTED FINANCIAL DATA*

	Fiscal Year**
In thousands (except per share data)	2008	2007	2006	2005	2004

Summary of Operations
Net sales	$1,463,615	$1,435,999	$1,431,005	$1,380,172	$1,267,227

Cost of sales	848,409	814,865	808,426	761,261	666,534
Selling, delivery and administrative expenses	555,728	539,251	537,915	526,783	516,344

Total costs and expenses	1,404,137	1,354,116	1,346,341	1,288,044	1,182,878

Income from operations	59,478	81,883	84,664	92,128	84,349
Interest expense	39,601	47,641	50,286	49,279	43,983
Minority interest	2,392	2,003	3,218	4,097	3,816

Income before income taxes	17,485	32,239	31,160	38,752	36,550
Income taxes	8,394	12,383	7,917	15,801	14,702

Net income	$9,091	$19,856	$23,243	$22,951	$21,848

Basic net income per share:
Common Stock	$.99	$2.18	$2.55	$2.53	$2.41
Class B Common Stock	$.99	$2.18	$2.55	$2.53	$2.41
Diluted net income per share:
Common Stock	$.99	$2.17	$2.55	$2.53	$2.41
Class B Common Stock	$.99	$2.17	$2.54	$2.53	$2.41
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding:
Common Stock	6,644	6,644	6,643	6,643	6,643
Class B Common Stock	2,500	2,480	2,460	2,440	2,420
Weighted average number of common shares outstanding — assuming dilution:
Common Stock	9,160	9,141	9,120	9,083	9,063
Class B Common Stock	2,516	2,497	2,477	2,440	2,420
Year-End Financial Position
Total assets	$1,315,772	$1,291,799	$1,364,467	$1,341,839	$1,314,063

Current portion of debt	176,693	7,400	100,000	6,539	8,000

Current portion of obligations under capital leases	2,781	2,602	2,435	1,709	1,826

Obligations under capital leases	74,833	77,613	75,071	77,493	79,202

Long-term debt	414,757	591,450	591,450	691,450	700,039

Stockholders’ equity	76,309	120,504	93,953	75,134	64,439

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

**	All years presented are 52-week fiscal years except 2004 which was a 53-week year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with Coca-Cola Bottling Co. Consolidated’s (the “Company”) consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•	Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the three years ended 2008.

•	Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for the three years presented in the consolidated financial statements.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of the last two years as presented in the consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.

The fiscal years presented are the 52-week periods ended December 28, 2008, December 30, 2007 and December 31, 2006. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Minority interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are primarily carbonated beverages, including energy products. Still beverages are primarily noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of $1.5 billion in 2008.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the past several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sales of sugar sparkling beverages has generally been offset by growth in other nonalcoholic beverage product categories. The sparkling beverage category (including energy products) represents 82% of the Company’s 2008 bottle/can net sales.

The Company’s net sales by product category were as follows:

	Fiscal Year
In thousands	2008	2007	2006

Bottle/can sales:
Sparkling beverages (including energy products)	$1,011,656	$1,007,583	$1,009,652
Still beverages	227,171	201,952	180,004

Total bottle/can sales	1,238,827	1,209,535	1,189,656

Other sales:
Sales to other Coca-Cola bottlers	128,651	127,478	152,426
Post-mix and other	96,137	98,986	88,923

Total other sales	224,788	226,464	241,349

Total net sales	$1,463,615	$1,435,999	$1,431,005

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

Product Innovation and Beverage Portfolio Expansion

Sparkling beverage volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company began distributing Monster Energy drinks in certain of the Company’s territories beginning in November 2008. The Company introduced the following new products during 2007: smartwater, vitaminwater, vitaminenergy, Gold Peak and Country Breeze tea products, Diet Coke Plus, Dasani Plus, juice products from FUZE (a subsidiary of The Coca-Cola Company) and V8 juice products from Campbell Soup Company (“Campbell”). The Company also modified its energy product portfolio in 2007 with the addition of NOS© products from FUZE.

In October 2008, the Company entered into a distribution agreement with Hansen Beverage Company (“Hansen”), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under this agreement, the Company has the right to distribute Monster Energy drinks in certain of the Company’s territories. The agreement has a term of 20 years and can be terminated by either party under certain circumstances, subject to a termination penalty in certain cases. In conjunction with the execution of this agreement, the Company was required to pay Hansen $2.3 million. This amount equals the amount that Hansen is required to pay to the existing distributors of Monster Energy drinks to terminate their existing distribution agreements. The Company has recorded the payment to Hansen as distribution rights and will amortize the amount on a straight-line basis to selling, delivery and administrative (“S,D&A”) expenses over the 20 year term of the agreement.

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

The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze tea and diet Country Breeze tea and became the exclusive licensee of Cinnabon Premium Coffee Lattes. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional franchise territory. While the growth prospects of Company-owned or exclusive licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $201.6 million, $194.9 million and $193.8 million in 2008, 2007 and 2006, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Productivity

A key driver in the Company’s S,D&A expense management relates to ongoing improvements in labor productivity and asset productivity. The Company initiated plans to reorganize the structure in its operating units and support services in July 2008. The reorganization resulted in the elimination of approximately 350 positions, or approximately 5% of the Company’s workforce. The Company implemented these changes in order to improve its efficiency and to help offset significant increases in the cost of raw materials and operating expenses. The Company anticipates substantial annual savings from this reorganization plan. The plan was completed in the fourth quarter of 2008.

On February 2, 2007, the Company initiated a restructuring plan to simplify and streamline its operating management structure, which included a separation of the sales function from the delivery function to provide dedicated focus on each function and enhanced productivity. The Company continues to focus on its supply chain and distribution functions for ongoing opportunities to improve productivity.

Overview of Operations and Financial Condition

The following is a summary of key information concerning the Company’s financial results for the three years ended December 28, 2008.

The following items affect the comparability of the financial results presented below:

2008

•	a $2.0 million pre-tax charge for a mark-to-market adjustment related to the Company’s fuel hedging program;

•	a $14.0 million pre-tax charge to freeze the Company’s liability to the Central States, Southeast and Southwest Areas Pension Fund (“Central States”), a multi-employer pension fund, while preserving the pension benefits previously earned by Company employees covered by the plan and the expense to settle a strike by the employees covered by this plan;

•	a $4.6 million pre-tax charge for restructuring expense related to the Company’s plan initiated in the third quarter of 2008 to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions; and

•	a $2.6 million credit adjustment to pre-tax income to increase the Company’s equity investment in a plastic bottle cooperative.

2007

•	a $2.8 million pre-tax charge related to a simplification of the Company’s operating management structure and reduction in workforce.

2006

•	a $4.9 million credit to income tax expense related to agreements with two state tax authorities to settle certain prior tax positions.

	Fiscal Year
In thousands (except per share data)	2008	2007	2006

Net sales	$1,463,615	$1,435,999	$1,431,005
Gross margin	615,206	621,134	622,579
S,D&A expenses	555,728	539,251	537,915
Income from operations	59,478	81,883	84,664
Interest expense	39,601	47,641	50,286
Income before income taxes	17,485	32,239	31,160
Income taxes	8,394	12,383	7,917
Net income	9,091	19,856	23,243
Basic net income per share:
Common Stock	$.99	$2.18	$2.55
Class B Common Stock	$.99	$2.18	$2.55
Diluted net income per share:
Common Stock	$.99	$2.17	$2.55
Class B Common Stock	$.99	$2.17	$2.54

The Company’s net sales grew 2.3% from 2006 to 2008. The net sales increase was primarily due to an increase in average sales price per bottle/can unit of 4.1% offset by a $23.8 million decrease in sales to other Coca-Cola bottlers (“bottler sales”). The decrease in bottler sales was due to decreased sales of energy drinks.

The Company has seen declines in the demand for sugar sparkling beverages (other than energy products) and bottled water over the past several years and anticipates this trend may continue. The Company anticipates overall bottle/can sales growth will be primarily dependent upon continued growth in diet sparkling products, sports drinks, enhanced water, tea and energy products as well as the introduction of new beverage products and the appropriate pricing of brands and packages within sales channels.

Gross margin dollars decreased 1.2% from 2006 to 2008. The Company’s gross margin as a percentage of net sales declined from 43.5% in 2006 to 42.0% in 2008. The decrease in gross margin percentage was primarily due to higher raw material costs and a higher percentage of sales of purchased products which have lower gross margin percentage than manufactured products, partially offset by higher sales price per unit and increases in marketing funding support from The Coca-Cola Company.

S,D&A expenses increased 3.3% from 2006 to 2008. The increase in S,D&A expenses was primarily attributable to the charge in 2008 to freeze the Company’s liability to Central States while preserving the pension benefits previously earned by employees covered by the plan, restructuring expense recorded in 2008 and increased fuel costs. Employee benefit plan costs decreased primarily due to the amendment of the principal Company-sponsored pension plan in 2006, offset by increases in the Company’s 401(k) Savings Plan contributions.

Net interest expense decreased 21.2% in 2008 compared to 2006. The decrease was primarily due to lower effective interest rates and lower borrowing levels offset by a decrease in interest earned on short-term cash investments. The Company’s overall weighted average interest rate was 5.7% for 2008 compared to 6.6% for 2006. Interest earned on short-term cash investments in 2008 was $.1 million compared to $1.4 million in 2006.

Income tax expense increased 6.0% from 2006 to 2008. The lower rate in 2006 reflected the effect from agreements with state taxing authorities. The Company’s effective tax rate was 48.0% for 2008 compared to 25.4% for 2006. The effective tax rates differ from statutory rates as a result of adjustments to the reserve for uncertain tax positions, adjustments to the deferred tax asset valuation allowance and other nondeductible items.

Net debt and capital lease obligations were summarized as follows:

	Dec. 28,	Dec. 30,	Dec. 31,
In thousands	2008	2007	2006

Debt	$591,450	$598,850	$691,450
Capital lease obligations	77,614	80,215	77,506

Total debt and capital lease obligations	669,064	679,065	768,956
Less: Cash and cash equivalents	45,407	9,871	61,823

Total net debt and capital lease obligations(1)	$623,657	$669,194	$707,133

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

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

The Company did not make changes in any critical accounting policies during 2008. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets.

Franchise Rights

The Company considers franchise rights with The Coca-Cola Company and other beverage companies to be indefinite lived because the agreements are perpetual or, in situations where agreements are not perpetual, the Company anticipates the agreements will continue to be renewed upon expiration. The cost of renewals is minimal and the Company has not had any renewals denied. The Company considers franchise rights as indefinite lived intangible assets under the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and therefore, does not amortize the value of such assets. Instead, franchise rights are tested at least annually for impairment.

Impairment Testing of Franchise Rights and Goodwill

SFAS No. 142 requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test as of the first day of the fourth quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions that could result in impairment.

For the annual impairment analysis of franchise rights, the fair value for the Company’s franchise rights is estimated using a discounted cash flows approach. This approach involves projecting future cash flows attributable to the franchise rights and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is compared to the carrying value on an aggregated basis. As a result of this analysis, there was no impairment of the Company’s recorded franchise rights in 2008, 2007 or 2006. In addition to the discount rate, the estimated fair value includes a number of assumptions such as projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the cash flows attributable to franchise rights could materially impact the fair value estimate.

The Company has determined that it has one reporting unit for the Company as a whole for purposes of assessing goodwill for potential impairment. For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit using an average of three different approaches:

•	market value, using the Company’s stock price plus outstanding debt;

•	discounted cash flow analysis; and

•	multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill will be considered not to be impaired and the second step of the SFAS No. 142 impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2008, 2007 or 2006. The discounted cash flow analysis includes a number of assumptions such as weighted average cost of capital, projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimates.

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined that there has not been an interim impairment trigger since the first day of the fourth quarter of 2008 annual test date.

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

In addition to a valuation allowance related to net operating loss carryforwards, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statutes of limitations and/or settlements with individual state or federal jurisdictions may result in material adjustments to these estimates in the future. The Company recorded adjustments to its valuation allowance and reserve for uncertain tax positions in 2006 and 2008 as a result of settlements reached with certain states on a basis more favorable than previously estimated. The Company did not record any adjustment to its valuation allowance and reserve for uncertain tax positions in 2007 as a result of settlements with any states.

The Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) during 2007. See Note 14 of the consolidated financial statements for additional information.

Risk Management Programs

In general, the Company is self-insured for the costs of workers’ compensation, employment practices, vehicle accident claims and medical claims. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 28, 2008, these letters of credit totaled $19.3 million.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans changed from 6.25% in 2007 to 6.0% in 2008. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. The annual expense/income for Company-sponsored pension plans changed from $8.1 million in expense in 2006 to $2.3 million in income in 2008.

Annual pension expense is estimated to be $11.5 million in 2009. The large increase in annual pension expense is primarily due to a significant decrease in the fair market value of pension plan assets in 2008.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In thousands	.25% Increase	.25% Decrease

(Decrease) increase in:
Projected benefit obligation at December 28, 2008	$(7,354)	$7,804
Net periodic pension cost in 2008	(426)	841

The weighted average expected long-term rate of return of plan assets was 8% for 2006, 2007 and 2008. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at December 28, 2008 and December 30, 2007, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets was a loss of 28.6% for 2008 and a gain of 8.6% for 2007.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 6.25% in both 2007 and 2008. The discount rate for 2008 was derived using the Citigroup Pension Discount Curve which is a set of yields on hypothetical double-A zero-coupon bonds with maturities up to 30 years. Projected benefit payouts from each plan are matched to the Citigroup Pension Discount Curve and an equivalent flat discount rate is derived and then rounded to the nearest quarter percent.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	.25% Increase	.25% Decrease

Increase (decrease) in:
Postretirement benefit obligation at December 28, 2008	$(882)	$922
Service cost and interest cost in 2008	8	(9)

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease

Increase (decrease) in:
Postretirement benefit obligation at December 28, 2008	$4,230	$(3,675)
Service cost and interest cost in 2008	377	(327)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement did not have a material impact on the consolidated financial statements. See Note 11 to the consolidated financial statements for additional information. In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective at the beginning of the first quarter of 2008. The Company has not applied the fair value option to any of its outstanding instruments; therefore, the Statement did not have an impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement was effective on November 15, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. FSP 140-4 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years beginning on or after December 15, 2008. The Company anticipates that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in financial statement presentation will be required.

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (SFAS No. 141(R)). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for fiscal years beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this Statement will not impact the consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of FSP 142-3, but does not expect it to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends Statement 133 to require a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). FSP 133-1 also amends Interpretation No. 45 to require guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of SFAS No. 161. The Company is in the process of evaluating the impact of FSP 133-1, but does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires enhanced detail disclosures about plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of (1) employers’ investment strategies; (2) major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) concentration of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of this Statement will not impact the Company’s financial statements other than expanded footnote disclosures related to the Company’s pension plan assets.

Results of Operations

2008 Compared to 2007

A summary of key information concerning the Company’s financial results for 2008 and 2007 follows:

	Fiscal Year
In thousands (except per share data)	2008		2007		Change	% Change

Net sales	$1,463,615		$1,435,999		$27,616	1.9
Gross margin	615,206	(1)	621,134		(5,928)	(1.0)
S,D&A expenses	555,728	(2)(3)(4)	539,251	(5)	16,477	3.1
Interest expense	39,601		47,641		(8,040)	(16.9)
Minority interest	2,392		2,003		389	19.4
Income before income taxes	17,485	(1)(2)(3)(4)	32,239	(5)	(14,754)	(45.8)
Income taxes	8,394		12,383		(3,989)	(32.2)
Net income	9,091	(1)(2)(3)(4)	19,856	(5)	(10,765)	(54.2)
Basic net income per share:
Common Stock	$.99		$2.18		(1.19)	(54.6)
Class B Common Stock	$.99		$2.18		(1.19)	(54.6)
Diluted net income per share:
Common Stock	$.99		$2.17		(1.18)	(54.4)
Class B Common Stock	$.99		$2.17		(1.18)	(54.4)

(1)	Results in 2008 included a change in estimate of $2.6 million (pre-tax), or $1.3 million after tax, regarding the Company’s equity investment in a plastic bottle cooperative, which was reflected as a reduction in cost of sales.

(2)	Results in 2008 included restructuring costs of $4.6 million (pre-tax), or $2.4 million after tax, related to the Company’s plan to reorganize the structure of its operating units and support services and resulted in the elimination of approximately 350 positions, which were reflected in S,D&A expenses.

(3)	Results in 2008 included a charge of $14.0 million (pre-tax), or $7.3 million after tax, to freeze the Company’s liability to the Central States pension plan and to settle a strike by employees covered by this plan, while preserving the pension benefits previously earned by these employees, which was reflected in S,D&A expenses.

(4)	Results in 2008 included a charge of $2.0 million (pre-tax), or $1.0 million after tax, related to the Company’s fuel hedging program, which was reflected in S,D&A expenses.

(5)	Results for 2007 included restructuring costs of $2.8 million (pre-tax), or $1.7 million after tax, related to the simplification of the Company’s operating management structure to improve operating efficiencies across its business, which were reflected in S,D&A expenses.

Net Sales

Net sales increased $27.6 million, or 1.9%, to $1.46 billion in 2008 compared to $1.44 billion in 2007. The increase in net sales was a result of the following:

Amount	Attributable to:
(In millions)

$26.3	3.2% increase in bottle/can sales price per unit (in response to increases in product costs) primarily due to increased sales of enhanced water, which have higher per unit prices, and higher per unit prices of sparkling products other than energy products, offset by decreases in sales of higher price packages in higher margin channels (primarily convenience) and lower sales price per unit for bottled water
3.3	4.8% increase in post-mix sales price per unit (in response to increases in product costs)
3.0	.6% decrease in bottle/can volume primarily due to a decrease in sparkling products other than energy products and bottled water volume offset by an increase in enhanced water volume (higher per unit prices of enhanced products resulted in increased sales despite volume decrease)
2.6	2.0% increase in bottler sales volume primarily due to increase in sparkling products (excluding energy) offset by decreases in tea products volume
(8.1)	10.4% decrease in post-mix volume
(1.4)	1.1% decrease in bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
1.9	Other

$27.6	Total increase in net sales

In 2008, the Company’s bottle/can sales to retail customers accounted for 85% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net price per unit in 2008 compared to 2007 was primarily due to sales price increases in all product categories, except water and energy, and increases in sales volume of enhanced water which has a higher sales price per unit, partially offset by decreases in sales of higher price packages (primarily in the convenience store channel) and a lower sales price per unit for bottled water.

Product category sales volume in 2008 and 2007 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	2008	2007	% Increase (Decrease)

Sparkling beverages (including energy products)	84.6%	85.1%	(1.3)
Still beverages	15.4%	14.9%	2.3

Total bottle/can volume	100.0%	100.0%	(0.6)

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2008, approximately 68% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume during 2008. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume in 2008. All of the Company’s sales are to customers in the United States.

The Company recorded delivery fees in net sales of $6.7 million in both 2008 and 2007. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 4.1%, or $33.5 million, to $848.4 million in 2008 compared to $814.9 million in 2007.

The increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In millions)

$38.2	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as high fructose corn syrup and plastic bottles
6.6	.6% decrease in bottle/can volume primarily due to a decrease in sparkling products other than energy products and bottled water volume offset by an increase in enhanced water volume (higher per unit costs of enhanced products resulted in increased cost despite volume decrease)
2.5	2.0% increase in bottler sales volume primarily due to increase in sparkling products (excluding energy) offset by decreases in tea products volume
(5.5)	10.4% decrease in post-mix volume
(4.6)	Increase in marketing funding support received primarily from The Coca-Cola Company
(2.6)	Increase in equity investment in a plastic bottle cooperative
(1.8)	Decrease in bottler cost per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher cost per unit)
0.7	Other

$33.5	Total increase in cost of sales

The Company recorded an increase in its equity investment in a plastic bottle cooperative in the second quarter of 2008 which resulted in a pre-tax credit of $2.6 million. This increase was made based on information received from the cooperative during the quarter and reflected a higher share of the cooperative’s retained earnings compared to the amount previously recorded by the Company. The Company classifies its equity in earnings of the cooperative in cost of sales consistent with the classification of purchases from the cooperative.

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing funding support, it is not obligated to do so under the Company’s Beverage Agreements. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company in the future.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $51.8 million in 2008 compared to $47.2 million in 2007.

Gross Margin

Gross margin dollars decreased 1.0%, or $5.9 million, to $615.2 million in 2008 compared to $621.1 million in 2007. Gross margin as a percentage of net sales decreased to 42.0% in 2008 from 43.3% in 2007.

The decrease in gross margin was primarily the result of the following:

Amount	Attributable to:
(In millions)

$(38.2)	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as high fructose corn syrup and plastic bottles
26.3	3.2% increase in bottle/can sales price per unit (in response to increases in product costs) primarily due to increased sales of enhanced water, which have higher per unit prices, and higher per unit prices of sparkling products other than energy products, offset by decreases in sales of higher price packages in higher margin channels (primarily convenience) and a lower sales price per unit for bottled water
4.6	Increase in marketing funding support received primarily from The Coca-Cola Company
(3.6)	.6% decrease in bottle/can volume primarily due to a decrease in sparkling products other than energy products and bottled water volume offset by an increase in enhanced water volume
3.3	4.8% increase in post-mix sales price per unit (in response to increases in product costs)
(1.4)	1.1% decrease in bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
(2.6)	10.4% decrease in post-mix volume
2.6	Increase in equity investment in a plastic bottle cooperative
3.1	Other

$(5.9)	Total decrease in gross margin

The decrease in gross margin percentage was primarily due to increased raw material costs, increased sales of purchased products, a lower percentage of sales of higher margin packages and a lower sales price per unit for bottled water, partially offset by higher sales prices per unit for other products, increased marketing funding support and the increase in the equity investment in a plastic bottle cooperative.

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

S,D&A expenses increased by $16.5 million, or 3.1%, to $555.7 million in 2008 from $539.3 million in 2007.

The increase in S,D&A expenses was primarily due to the following:

Amount	Attributable to:
(In millions)

$14.0	Charge to freeze the Company’s liability to a multi-employer pension plan and settle a strike by employees covered by this plan
7.9	Increase in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
(3.2)	Decrease in employee benefit costs primarily due to lower pension plan costs and health insurance costs offset by increases in the Company’s 401(k) Savings Plan contributions
3.1	Increase in property and casualty insurance costs
(2.6)	Decrease in marketing costs
1.9	Increase in restructuring costs
(1.7)	Decrease in depreciation costs due to decreased capital expenditures
(2.9)	Other

$16.5	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $201.6 million and $194.9 million in 2008 and 2007, respectively.

The net impact of the fuel hedges was to increase fuel costs by $.8 million in 2008 and decrease fuel costs by $.9 million in 2007. Included in the 2008 increase was a $2.0 million charge for a mark-to-market adjustment related to fuel hedging contracts for 2009 diesel fuel purchases.

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

On July 15, 2008, the Company initiated a plan to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions, or approximately 5% of its workforce. As a result of this plan, the Company incurred $4.6 million in restructuring expenses in 2008 for one-time termination benefits. The plan was completed in 2008 and the majority of cash expenditures occurred in 2008.

The Company entered into a new agreement with a collective bargaining unit in the third quarter of 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4% of the Company’s total workforce. The new agreement allows the Company to freeze its liability to Central States, a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result of the new agreement, the Company recorded a charge of $13.6 million in 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under this agreement. The remaining $10.6 million is the present value amount, using a discount rate of 7%, that will be paid under the agreement and has been recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years to Central States. The Company will also make future contributions on behalf of these employees to the Southern States, a multi-employer defined contribution plan. In addition, the Company incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.

Primarily due to the performance of the Company’s pension plan investments during 2008, the Company’s expense related to the two Company-sponsored pension plans will increase from a $2.3 million credit in 2008 to an estimated $11.5 million expense in 2009.

On February 20, 2009, the Company announced that it would suspend matching contributions to its Retirement Savings Plan (401(k) plan) effective April 1, 2009. The Company anticipates this suspension will reduce benefit costs in 2009 by approximately $7 million.

Interest Expense

Net interest expense decreased 16.9%, or $8.0 million in 2008 compared to 2007. The decrease in interest expense in 2008 was primarily due to lower interest rates and lower levels of borrowing offset by a $2.6 million decrease in interest earned on short-term investments. The Company’s overall weighted average interest rate decreased to 5.7% during 2008 from 6.7% in 2007. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Based on current interest rates, the Company would expect that interest expense for 2009 would be lower if the 2009 debt maturities were refinanced on a short-term basis with the $200 million revolving credit facility (“$200 million facility”) than if refinanced with longer term bonds. The difference between these refinancing alternatives would be contingent on both short-term and long-term interest rates; however, the Company estimates the impact of the difference between refinancing alternatives on interest expense to be in the range of approximately $1 million to $2 million in 2009.

Minority Interest

The Company recorded minority interest of $2.4 million in 2008 compared to $2.0 million in 2007 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2008 was due to higher net income at Piedmont.

Income Taxes

The Company’s effective income tax rate for 2008 was 48.0% compared to 38.4% in 2007. The higher effective income tax rate for 2008 resulted primarily from an increase in the Company’s reserve for uncertain tax positions. See Note 14 of the consolidated financial statements for additional information.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

2007 Compared to 2006

A summary of key information concerning the Company’s financial results for 2007 and 2006 follows:

	Fiscal Year
In thousands (except per share data)	2007		2006		Change	% Change

Net sales	$1,435,999		$1,431,005		$4,994	.3
Gross margin	621,134		622,579		(1,445)	(.2)
S,D&A expenses	539,251	(1)	537,915		1,336	.2
Interest expense	47,641		50,286		(2,645)	(5.3)
Minority interest	2,003		3,218		(1,215)	(37.8)
Income before income taxes	32,239	(1)	31,160		1,079	3.5
Income taxes	12,383		7,917	(2)	4,466	56.4
Net income	19,856	(1)	23,243	(2)	(3,387)	(14.6)
Basic net income per share:
Common Stock	$2.18		$2.55		$(.37)	(14.5)
Class B Common Stock	$2.18		$2.55		$(.37)	(14.5)
Diluted net income per share:
Common Stock	$2.17		$2.55		$(.38)	(14.9)
Class B Common Stock	$2.17		$2.54		$(.37)	(14.6)

(1)	Results for 2007 included restructuring costs of $2.8 million (pre-tax), or $1.7 million after tax, related to the simplification of the Company’s operating management structure to improve operating efficiencies across its business, which were reflected in S,D&A expenses.

(2)	Results for 2006 included a favorable adjustment of $4.9 million related to agreements with two state taxing authorities to settle certain prior tax positions resulting in the reduction of the valuation allowance on related deferred tax assets and the reduction of the liability for uncertain tax positions, which was reflected as a reduction of income tax expense.

Net Sales

Net sales increased $5.0 million, or .3%, to $1.44 billion in 2007 compared to $1.43 billion in 2006.

The increase in net sales was a result of the following:

Amount	Attributable to:
(In millions)

$(16.4)	10.8% decrease in volume of bottler sales primarily due to a decrease in volume of energy drinks offset partially by an increase in volume of tea products
13.9	2.1% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for bottled water
(8.5)	6.2% decrease in bottler sales price per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have higher sales price per unit)
6.0	Increase in bottle/can sales due to an increase in still beverage volume as a percentage of total volume (still beverages generally have higher sales price per unit)
4.2	5.8% increase in sales price per unit of post-mix
3.1	Increase in delivery fees to certain customers
2.7	Other

$5.0	Total increase in net sales

In 2007, the Company’s bottle/can volume to retail customers accounted for 84% of the Company’s total net sales. The increase in the Company’s bottle/can net price per unit in 2007 compared to 2006 was primarily due to higher prices for sparkling beverages offset by a decrease in net pricing of bottled water in the supermarket channel. During 2006 and the first half of 2007, the Company produced the energy drink, Full Throttle, for many of the Coca-Cola bottlers in the eastern half of the United States. During the second half of 2007, most of these Coca-Cola bottlers found an alternative source for the product.

Product category sales volume in 2007 and 2006 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	2007	2006	% Increase (Decrease)

Sparkling beverages (including energy products)	85.1%	86.7%	(1.8)
Still beverages	14.9%	13.3%	12.1

Total bottle/can volume	100.0%	100.0%	—

Beginning in the first quarter of 2007, the Company began distribution of Enviga and Gold Peak, new tea products from The Coca-Cola Company, and distribution of two of its own products, Respect and Tum-E Yummies. Respect is an all-natural, vitamin enhanced beverage, while Tum-E Yummies is a vitamin C enhanced flavored drink. Beginning in the second quarter of 2007, the Company began distribution of Diet Coke Plus, a vitamin enhanced cola, and Dasani Plus, an enhanced water beverage, two new products from The Coca-Cola Company. Beginning in the third quarter of 2007, the Company began distribution of NOS© products (energy drinks from FUZE), juice products from FUZE, V8 juice products from Campbell and Country Breeze tea products. In the fourth quarter of 2007, the Company began distribution of Energy Brands Inc. products. Energy Brands Inc., also known as glacéau, is a wholly-owned subsidiary of The Coca-Cola Company that produces branded enhanced beverages including vitaminwater, smartwater and vitaminenergy.

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

The Company recorded delivery fees in net sales of $6.7 million and $3.6 million in 2007 and 2006, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales increased .8%, or $6.4 million, to $814.9 million in 2007 compared to $808.4 million in 2006. The increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In millions)

$43.7	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
(15.9)	10.8% decrease in bottler sales volume primarily due to a decrease in volume of energy drinks offset partially by an increase in volume of tea products
(14.0)	Increase in marketing funding support received primarily from The Coca-Cola Company
(9.5)	6.2% decrease in bottler sales cost per unit primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have higher cost per unit)
5.3	Increase in bottle/can cost due to an increase in still beverage volume as a percentage of total volume (still beverages generally have higher cost per unit)
(3.9)	Decrease in manufacturing overhead costs
0.7	Other

$6.4	Total increase in cost of sales

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $47.2 million for 2007 compared to $33.2 million for 2006.

Gross Margin

Gross margin dollars decreased .2%, or $1.4 million, to $621.1 million in 2007 compared to $622.6 million in 2006. Gross margin as a percentage of net sales decreased to 43.3% in 2007 from 43.5% in 2006.

The decrease in gross margin was primarily the result of the following:

Amount	Attributable to:
(In millions)

$(43.7)	Increase in raw material costs (primarily aluminum packaging, sweetener and concentrate costs)
13.9	2.1% increase in bottle/can sales price per unit primarily due to higher net pricing for sparkling beverages offset by lower net pricing for water
14.0	Increase in marketing funding support received primarily from The Coca-Cola Company
3.9	Decrease in manufacturing overhead costs
4.2	5.8% increase in sales price per unit of post-mix
3.1	Increase in delivery fees to certain customers
3.2	Other

$(1.4)	Total decrease in gross margin

The decrease in gross margin percentage was primarily due to higher raw material costs, partially offset by higher bottle/can sales price per unit, increases in marketing funding support from The Coca-Cola Company and reduced manufacturing overhead costs.

S,D&A Expenses

S,D&A expenses increased by $1.3 million, or .2%, to $539.3 million in 2007 from $537.9 million in 2006.

The increase in S,D&A expenses was primarily due to the following:

Amount	Attributable to:
(In millions)

$5.4	Increase in employee related expenses primarily related to wage increases
2.8	Restructuring costs related to the simplification of the Company’s operating management structure and reduction in workforce in order to improve operating efficiencies
(1.9)	Decrease in property and casualty claims and insurance costs
(1.6)	Decrease in employee benefit costs primarily due to the amendment of the principal Company-sponsored pension plan, net of increases in the Company’s 401(k) Savings Plan contributions and health insurance expenses
(1.6)	Gain on sale of aviation equipment
(1.8)	Other

$1.3	Total increase in S,D&A expenses

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

Income Taxes

The Company’s effective income tax rate for 2007 was 38.4% compared to 25.4% in 2006. The lower effective tax rate in 2006 compared to 2007 resulted primarily from agreements reached with state taxing authorities in 2006. See Note 14 of the consolidated financial statements for additional information.

The adoption of FIN 48 and FSP FIN 48-1 effective January 1, 2007, did not have a material impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information related to the implementation of FIN 48 and FSP FIN 48-1.

In 2006, the Company reached agreements with state taxing authorities to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the valuation allowance on related deferred tax assets by $2.6 million and reduced the liability for uncertain tax positions by $2.3 million in 2006. This $4.9 million adjustment was reflected as a reduction of income tax expense in 2006. Also during 2006, the Company increased the liability for uncertain tax positions by $.5 million to reflect an interest accrual and an adjustment of the reserve for uncertain tax positions. The net effect of adjustments to the valuation allowance and liability for uncertain tax positions during 2006 was a reduction in income tax expense of $4.4 million.

Financial Condition

Total assets increased to $1.32 billion at December 28, 2008 from $1.29 billion at December 30, 2007 primarily due to increases in cash and cash equivalents and accounts receivable, trade offset by a decrease in property, plant and equipment, net. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years.

Net working capital, defined as current assets less current liabilities, decreased by $136.8 million to a negative $97.8 million at December 28, 2008 from December 30, 2007.

Significant changes in net working capital from December 30, 2007 to December 28, 2008 were as follows:

•	An increase in current portion of long-term debt of $169.3 million primarily due to the reclassification from long-term debt to current of $176.7 million of debentures which mature in May 2009 and July 2009.

•	An increase in cash and cash equivalents of $35.5 million primarily due to cash flow from operations.

•	An increase in accounts receivable, trade of $7.4 million due to the timing of collection of payments.

•	An increase in accounts payable to The Coca-Cola Company of $23.7 million primarily due to timing of payments.

•	A decrease in accounts payable, trade of $8.9 million primarily due to the timing of payments.

Debt and capital lease obligations were $669.1 million as of December 28, 2008 compared to $679.1 million as of December 30, 2007. Debt and capital lease obligations as of December 28, 2008 and December 30, 2007 included $77.6 million and $80.2 million, respectively, of capital lease obligations related primarily to Company facilities.

The Company recorded a minimum pension liability adjustment of $5.4 million, net of tax, as of December 31, 2006 as a result of the plan curtailment discussed in Note 17 to the consolidated financial statements. The Company adopted the provisions of SFAS No. 158 at the end of 2006. Pension and postretirement liabilities were adjusted to reflect the excess of the projected benefit obligation (pension) and the accumulated postretirement benefit obligation (postretirement medical) over available plan assets. The total SFAS No. 158 adjustment to increase benefit liabilities was $2.6 million, net of tax, with a corresponding adjustment to other comprehensive loss. The Company increased the pension liability by $73.1 million with a corresponding increase in other comprehensive loss, net of tax, in 2008 primarily as a result of the decrease in the value of the pension plan assets during 2008. Contributions to the Company’s pension plans were $.2 million in 2008. There were no contributions to the Company’s pension plans in 2007. The Company anticipates that contributions to the principal Company-sponsored pension plan in 2009 will be in the range of $8 million to $12 million.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flow from operations, available credit facilities and the issuance of debt and equity securities. Management believes the Company has sufficient financial resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

As of December 28, 2008, the Company had $200 million available under its $200 million facility to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charge coverage ratio of greater than 1.5:1 and a debt to operating cash flow ratio of less than 6:1, each as defined in the credit agreement. The Company is currently in compliance with these covenants. To the extent the Company finances the debt maturities in May 2009 and July 2009 with borrowing under the $200 million facility, the Company believes it will continue to be in compliance with these financial covenants.

As mentioned above, the Company has debt maturities of $119.3 million in May 2009 and $57.4 million in July 2009. The Company anticipates using cash flow generated from operations, its $200 million facility and potentially other sources, including bank borrowings or issuance of debentures or equity securities, to repay or refinance these debt maturities. The Company currently has, and anticipates it will continue to have, capacity under its $200 million facility and cash on hand to repay or refinance these debt maturities in the event other financing sources are not available. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of December 28, 2008, $591.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $669.1 million was financed through publicly offered debt. The Company had capital lease obligations of $77.6 million as of December 28, 2008. There were no amounts outstanding on the $200 million facility as of December 28, 2008.

Cash Sources and Uses

The primary sources of cash for the Company has been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments and income tax payments.

A summary of cash activity for 2008 and 2007 follows:

	Fiscal Year
In millions	2008	2007

Cash sources
Cash provided by operating activities (excluding income tax payments)	$103.6	$116.9
Proceeds from the termination of interest rate swap agreements	5.1	—
Proceeds from the sale of property, plant and equipment	4.2	8.6
Other	—	.1

Total cash sources	$112.9	$125.6

Cash uses
Capital expenditures	$47.9	$48.2
Investment in plastic bottle manufacturing cooperative	1.0	3.4
Investment in distribution agreement	2.3	—
Payment of debt and capital lease obligations	10.0	95.1
Income tax payments	7.0	21.4
Dividends	9.1	9.1
Other	.1	.4

Total cash uses	$77.4	$177.6

Increase (decrease) in cash	$35.5	$(52.0)

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $11 million and $16 million in 2009.

Investing Activities

Additions to property, plant and equipment during 2008 were $47.9 million compared to $48.2 million in 2007. Capital expenditures during 2008 were funded with cash flows from operations and borrowings from the Company’s revolving credit facility. The Company anticipates that additions to property, plant and equipment in 2009 will be in the range of $45 million to $60 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

On March 8, 2007, the Company entered into a $200 million facility replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charge coverage ratio of greater than 1.5:1 and a debt to operating cash flow ratio of less than 6:1, each as defined in the credit agreement. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States would be excluded from the calculations of the financial covenants to the extent they are recognized before March 29, 2009 and do not exceed $15 million. See Note 17 of the consolidated financial statements for additional details on the withdrawal. The Company is currently in compliance with these covenants. There were no amounts outstanding under the $200 million facility at December 28, 2008 and December 30, 2007.

The Company had borrowed periodically under uncommitted lines of credit. These uncommitted lines of credit were made available at the discretion of participating banks at rates negotiated at the time of borrowing. The uncommitted lines of credit were temporarily terminated by the participating banks in late fall of 2008. In January 2009, one of the participating banks reinstated their uncommitted line of credit for $65 million. On December 30, 2007, $7.4 million was outstanding under uncommitted lines of credit.

The Company filed a $300 million shelf registration for debt and equity securities in November 2008. The Company currently has the full $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.

At December 28, 2008, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $39.9 million of debt and related lease obligations for these entities as of December 28, 2008. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of December 28, 2008, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $65.6 million including the Company’s equity interest. See Note 13 of the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 28, 2008:

	Payments Due by Period
					2014 and
In thousands	Total	2009	2010-2011	2012-2013	Thereafter

Contractual obligations:
Total debt, net of interest	$591,450	$176,693	$—	$150,000	$264,757
Capital lease obligations, net of interest	77,614	2,781	6,153	7,043	61,637
Estimated interest on debt and capital lease obligations(1)	253,505	32,602	55,512	47,359	118,032
Purchase obligations(2)	507,298	93,655	187,310	187,310	39,023
Other long-term liabilities(3)	109,595	7,478	14,532	13,807	73,778
Operating leases	16,259	3,258	4,257	2,281	6,463
Long-term contractual arrangements(4)	26,960	7,007	11,647	7,607	699
Postretirement obligations	36,832	2,291	4,811	5,200	24,530
Purchase orders(5)	32,093	32,093	—	—	—

Total contractual obligations	$1,651,606	$357,858	$284,222	$420,607	$588,919

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $10.5 million of unrecognized income tax benefits including accrued interest as of December 28, 2008 (included in other long-term liabilities in the above table) of which $9.4 million would affect the Company’s effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce unrecognized tax benefits. The Company cannot reasonably estimate the change in the amount of unrecognized tax benefits until further information is made available during the progress of the audits. See Note 14 of the consolidated financial statements for additional information.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

As of December 28, 2008, the Company has $19.3 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $.2 million to one of its Company-sponsored pension plans in 2008. The Company anticipates that it will be required to make contributions to its two Company-sponsored pension plans in 2009. Based on information currently available, the Company estimates cash contributions in 2009 will be in the range of $8 million to $12 million. Postretirement medical care payments are expected to be approximately $2.3 million in 2009. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

During 2008, 2007 and 2006, interest expense was reduced by $2.2 million, $1.7 million and $1.7 million, respectively, due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements. Interest expense will be reduced by the amortization of these deferred gains in 2009 through 2013 as follows: $2.1 million, $1.2 million, $1.3 million, $1.2 million and $.6 million, respectively.

The Company’s interest rate derivative contracts were with several different financial institutions to minimize the concentration of credit risk. The Company had master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.9% as of December 28, 2008 compared to 6.2% as of December 30, 2007. The Company’s overall weighted average interest rate on its debt and capital lease obligations, decreased to 5.7% in 2008 from 6.7% in 2007. Approximately 6.3% of the Company’s debt and capital lease obligations of $669.1 million as of December 28, 2008 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% higher for the next twelve months than the interest rates as of December 28, 2008, interest expense for the next twelve months would increase by approximately $.4 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of December 28, 2008. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.

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

The net impact of the fuel hedges was to increase fuel costs by $.8 million in 2008 and decrease fuel costs by $.9 million in 2007.

In October 2008, the Company entered into derivative contracts to hedge the majority of its diesel fuel purchases for 2009 establishing an upper and lower limit on the Company’s price of diesel fuel. During the fourth quarter of 2008, the Company recorded a pre-tax mark-to-market loss of $2.0 million related to these 2009 contracts.

In February 2009, the Company entered into derivative contracts to hedge the majority of its diesel purchases for 2010 establishing an upper limit to the Company’s price of diesel fuel.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	management’s belief that the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s ability to issue $300 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s expectation that new product introductions, packaging changes and sales promotions will continue to require substantial expenditures;

•	the Company’s belief that there is substantial and effective competition in each of the exclusive geographic territories in the United States in which it operates for the purposes of the United States Soft Drink Interbrand Competition Act;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of December 28, 2008;

•	the Company’s belief that it may market and sell nationally certain products it has developed and owns;

•	the Company’s belief that cash requirements for income taxes will be in the range of $11 million to $16 million in 2009;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $11.5 million in 2009;

•	the Company’s anticipation that the suspension of the Retirement Saving Plan (401(k) plan) will reduce benefit costs by approximately $7 million in 2009;

•	the Company’s belief that cash contributions in 2009 to its two Company-sponsored pension plans will be in the range of $8 million to $12 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.3 million in 2009;

•	the Company’s expectation that additions to property, plant and equipment in 2009 will be in the range of $45 million to $60 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the demand for sugar sparkling beverages (other than energy products) may continue to decline;

•	the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet sparkling products, sports drinks, enhanced water and energy products, the introduction of new products and the pricing of brands and packages within channels;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s intention to renew substantially all the Allied Beverage Agreements and Still Beverage Agreements as they expire;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that unrecognized tax benefits may be reduced over the next 12 months as a result of tax audits;

•	the Company’s expectation that it will use cash flow generated from operations, its $200 million facility and potentially other sources, including bank borrowings or issuance of debentures or equity securities, to repay or refinance debentures maturing in May 2009 and July 2009;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that the reorganization of its operating units and support services and its workforce reduction plan was completed by the end of 2008, that the majority of cash expenditures were incurred in 2008 and the Company’s anticipation of substantial annual savings from the plan;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry; and

•	the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $22 million assuming flat volume.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements are major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of December 28, 2008. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 6.3% of the Company’s debt and capital lease obligations of $669.1 million as of December 28, 2008 was subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of December 28, 2008, interest expense for the next twelve months would increase by approximately $.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.

Raw Material and Commodity Prices

The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $22 million assuming flat volume.

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

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
In thousands (except per share data)	2008	2007	2006

Net sales	$1,463,615	$1,435,999	$1,431,005
Cost of sales	848,409	814,865	808,426

Gross margin	615,206	621,134	622,579
Selling, delivery and administrative expenses	555,728	539,251	537,915

Income from operations	59,478	81,883	84,664

Interest expense	39,601	47,641	50,286
Minority interest	2,392	2,003	3,218

Income before income taxes	17,485	32,239	31,160
Income taxes	8,394	12,383	7,917

Net income	$9,091	$19,856	$23,243

Basic net income per share:
Common Stock	$.99	$2.18	$2.55

Weighted average number of Common Stock shares outstanding	6,644	6,644	6,643

Class B Common Stock	$.99	$2.18	$2.55

Weighted average number of Class B Common Stock shares outstanding	2,500	2,480	2,460
Diluted net income per share:
Common Stock	$.99	$2.17	$2.55

Weighted average number of Common Stock shares outstanding — assuming dilution	9,160	9,141	9,120

Class B Common Stock	$.99	$2.17	$2.54

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,516	2,497	2,477

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 28,	Dec. 30,
In thousands (except share data)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$45,407	$9,871
Accounts receivable, trade, less allowance for doubtful accounts of $1,188 and $1,137, respectively	99,849	92,499
Accounts receivable from The Coca-Cola Company	3,454	3,800
Accounts receivable, other	12,990	7,867
Inventories	65,497	63,534
Prepaid expenses and other current assets	21,121	20,758

Total current assets	248,318	198,329

Property, plant and equipment, net	338,156	359,930
Leased property under capital leases, net	66,730	70,862
Other assets	33,937	35,655
Franchise rights, net	520,672	520,672
Goodwill, net	102,049	102,049
Other identifiable intangible assets, net	5,910	4,302

Total	$1,315,772	$1,291,799

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 28,	Dec. 30,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$176,693	$7,400
Current portion of obligations under capital leases	2,781	2,602
Accounts payable, trade	42,383	51,323
Accounts payable to The Coca-Cola Company	35,311	11,597
Other accrued liabilities	57,504	54,511
Accrued compensation	23,285	23,447
Accrued interest payable	8,139	8,417

Total current liabilities	346,096	159,297

Deferred income taxes	139,338	168,540
Pension and postretirement benefit obligations	107,005	32,758
Other liabilities	107,037	93,632
Obligations under capital leases	74,833	77,613
Long-term debt	414,757	591,450

Total liabilities	1,189,066	1,123,290

Commitments and Contingencies (Note 13)
Minority interest	50,397	48,005
Stockholders’ equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-9,706,051 shares	9,706	9,706
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-3,127,766 and 3,107,766 shares, respectively	3,127	3,107
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	103,582	102,469
Retained earnings	79,021	79,227
Accumulated other comprehensive loss	(57,873)	(12,751)

	137,563	181,758

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total stockholders’ equity	76,309	120,504

Total	$1,315,772	$1,291,799

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
In thousands	2008	2007	2006

Cash Flows from Operating Activities
Net income	$9,091	$19,856	$23,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	67,572	67,881	67,334
Amortization of intangibles	701	445	550
Deferred income taxes	559	(4,165)	(7,030)
Losses on sale of property, plant and equipment	159	445	1,340
Provision for liabilities to exit multi-employer pension plan	14,012	—	—
Amortization of debt costs	2,449	2,678	2,638
Stock compensation expense	1,130	1,171	929
Amortization of deferred gains related to terminated interest rate agreements	(2,160)	(1,698)	(1,689)
Minority interest	2,392	2,003	3,218
Decrease in current assets less current liabilities	5,912	1,947	5,863
Decrease in other noncurrent assets	627	1,058	3,585
Increase (decrease) in other noncurrent liabilities	(5,635)	3,854	2,736
Other	(180)	23	180

Total adjustments	87,538	75,642	79,654

Net cash provided by operating activities	96,629	95,498	102,897

Cash Flows from Investing Activities
Additions to property, plant and equipment	(47,866)	(48,226)	(63,179)
Proceeds from the sale of property, plant and equipment	4,231	8,566	2,454
Investment in plastic bottle manufacturing cooperative	(968)	(3,377)	(2,338)
Investment in distribution agreement	(2,309)	—	—
Other	—	—	(243)

Net cash used in investing activities	(46,912)	(43,037)	(63,306)

Cash Flows from Financing Activities
Payment of current portion of long-term debt	—	(100,000)	(39)
Proceeds (payment) of lines of credit, net	(7,400)	7,400	(6,500)
Cash dividends paid	(9,144)	(9,124)	(9,103)
Excess tax benefits from stock-based compensation	3	173	—
Principal payments on capital lease obligations	(2,602)	(2,435)	(1,696)
Proceeds from termination of interest rate swap agreements	5,142	—	—
Other	(180)	(427)	(38)

Net cash used in financing activities	(14,181)	(104,413)	(17,376)

Net increase (decrease) in cash	35,536	(51,952)	22,215

Cash at beginning of year	9,871	61,823	39,608

Cash at end of year	$45,407	$9,871	$61,823

Significant non-cash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$1,171	$929	$860
Capital lease obligations incurred	—	5,144	—

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Class B	Capital in		Other
	Common	Common	Excess of	Retained	Comprehensive	Treasury
In thousands	Stock	Stock	Par Value	Earnings	Loss	Stock	Total

Balance on January 1, 2006	$9,705	$3,068	$99,376	$54,355	$(30,116)	$(61,254)	$75,134
Comprehensive income:
Net income				23,243			23,243
Net change in minimum pension liability adjustment, net of tax					5,442		5,442

Total comprehensive income							28,685
Adjustment to initially apply SFAS No. 158, net of tax					(2,552)		(2,552)
Cash dividends paid
Common ($1.00 per share)				(6,643)			(6,643)
Class B Common ($1.00 per share)				(2,460)			(2,460)
Issuance of 20,000 shares of Class B Common Stock		20	840				860
Stock compensation expense			929				929

Balance on December 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953

Comprehensive income:
Net income				19,856			19,856
Foreign currency translation adjustments, net of tax					23		23
Pension and postretirement benefit adjustment, net of tax					14,452		14,452

Total comprehensive income							34,331
Cash dividends paid
Common ($1.00 per share)				(6,644)			(6,644)
Class B Common ($1.00 per share)				(2,480)			(2,480)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			1,344				1,344
Conversion of Class B Common
Stock into Common Stock	1	(1)					—

Balance on December 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504

Comprehensive income:
Net income				9,091			9,091
Foreign currency translation adjustments, net of tax					(9)		(9)
Pension and postretirement benefit adjustment, net of tax					(44,999)		(44,999)

Total comprehensive income							(35,917)
Adjustment to change measurement date for SFAS No. 158, net of tax				(153)	(114)		(267)
Cash dividends paid
Common ($1.00 per share)				(6,644)			(6,644)
Class B Common ($1.00 per share)				(2,500)			(2,500)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—
Stock compensation expense			1,133				1,133

Balance on December 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309

See Accompanying Notes to Consolidated Financial Statements

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

The fiscal years presented are the 52-week periods ended December 28, 2008, December 30, 2007 and December 31, 2006. The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Certain prior year amounts have been reclassified to conform to current classifications.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment are included in selling, delivery and administrative (“S,D&A”) expenses. Disposals of property, plant and equipment generally occur when it is not cost effective to repair an asset.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or changes in circumstances indicate that the amount of an asset or asset group may not be recoverable. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets.

Leased Property Under Capital Leases

Leased property under capital leases is depreciated using the straight-line method over the lease term.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $6.3 million, $5.6 million and $5.1 million in 2008, 2007 and 2006, respectively.

Franchise Rights and Goodwill

Under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” all business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. The Company performs its annual impairment test as of the first day of the fourth quarter of each year.

For the annual impairment analysis of franchise rights, the fair value of the Company’s acquired franchise rights is estimated using a discounted cash flows approach. This approach involves a projection of future cash flows, attributable to the franchise rights and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is compared to the carrying value on an aggregated basis.

The Company has determined that it has one reporting unit for the Company as a whole for purposes of assessing goodwill for potential impairment. For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit using an average of three different approaches:

•	market value, using the Company’s stock price plus outstanding debt;

•	discounted cash flow analysis; and

•	multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

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

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Identifiable Intangible Assets

Other identifiable intangible assets primarily represent customer relationships and distribution rights and are amortized on a straight-line basis over their estimated useful lives.

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

Amounts recorded for benefit plans reflect estimates related to interest rates, investment returns, employee turnover and health care costs. The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”), at the end of 2006. Liabilities for pension and postretirement liabilities were adjusted to reflect the excess of the projected benefit obligation (pension) and the accumulated postretirement benefit obligation (postretirement medical), respectively, over plan assets. The Company changed its measurement date for pension plans from November 30 to the Company’s year-end. The Company changed its measurement for postretirement benefits from September 30 to the Company’s year-end.

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

Marketing Programs and Sales Incentives

The Company participates in various marketing and sales programs with The Coca-Cola Company and other beverage companies and arrangements with customers to increase the sale of its products by its customers. Among the programs negotiated with customers are arrangements under which allowances can be earned for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $49.4 million, $44.9 million and $47.2 million in 2008, 2007 and 2006, respectively.

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

The Company uses derivative financial instruments to manage its exposure to movements in interest rates and fuel prices. The use of these financial instruments modifies the Company’s exposure to these risks with the intent of reducing risk over time. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to the derivative financial instruments is managed by requiring high credit standards for its counterparties and periodic settlements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $201.6 million, $194.9 million and $193.8 million in 2008, 2007 and 2006, respectively.

The Company recorded delivery fees in net sales of $6.7 million, $6.7 million and $3.6 million in 2008, 2007 and 2006, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

achievement of the performance requirement for the fiscal year is considered unlikely. See Note 16 to the consolidated financial statements for additional information.

On March 4, 2009, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services in 2008 as Chairman of the Board of Directors and Chief Executive Officer of the Company.

Net Income Per Share

The Company applies the two-class method for calculating and presenting net income per share. As noted in Statement of Financial Accounting Standards No. 128, “Earnings per Share (as amended),” the two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under this method:

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

Under the Company’s certificate of incorporation, the Board of Directors may declare dividends on Common Stock without declaring equal or any dividends on the Class B Common Stock. Notwithstanding this provision, Class B Common Stock has voting and conversion rights that allow the Class B Common Stock stockholders to participate equally on a per share basis with the Common Stock stockholders.

The Class B Common Stock is entitled to 20 votes per share and the Common Stock is entitled to one vote per share with respect to each matter to be voted upon by the stockholders of the Company. With the exception of any matter required by law, the holders of the Class B Common Stock and Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result of this voting structure, the holders of the Class B Common Stock control approximately 85% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. The Board of Directors has declared and the Company has paid dividends on the Class B Common Stock and Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Minority interest as of December 28, 2008, December 30, 2007 and December 31, 2006 represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

3.	Inventories

Inventories were summarized as follows:

	Dec. 28,	Dec. 30,
In thousands	2008	2007

Finished products	$36,418	$37,649
Manufacturing materials	12,620	9,198
Plastic shells, plastic pallets and other inventories	16,459	16,687

Total inventories	$65,497	$63,534

4.	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Dec. 28,	Dec. 30,	Estimated
In thousands	2008	2007	Useful Lives

Land	$12,167	$12,280
Buildings	109,384	110,721	10-50 years
Machinery and equipment	118,934	106,180	5-20 years
Transportation equipment	176,084	174,882	4-17 years
Furniture and fixtures	38,254	38,350	4-10 years
Cold drink dispensing equipment	319,188	323,629	6-13 years
Leasehold and land improvements	60,142	60,023	5-20 years
Software for internal use	59,786	51,681	3-10 years
Construction in progress	4,891	6,635

Total property, plant and equipment, at cost	898,830	884,381
Less: Accumulated depreciation and amortization	560,674	524,451

Property, plant and equipment, net	$338,156	$359,930

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $67.6 million, $67.9 million and $67.3 million in 2008, 2007 and 2006, respectively. These amounts included amortization expense for leased property under capital leases.

5.	Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	Dec. 28,	Dec. 30,	Estimated
In thousands	2008	2007	Useful Lives

Leased property under capital leases	$88,619	$88,619	3-29 years
Less: Accumulated amortization	21,889	17,757

Leased property under capital leases, net	$66,730	$70,862

As of December 28, 2008, real estate represented all of the leased property under capital leases and $61.2 million of this real estate is leased from related parties as described in Note 18 to the consolidated financial statements.

6.	Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

	Dec. 28,	Dec. 30,
In thousands	2008	2007

Franchise rights	$677,769	$677,769
Goodwill	155,487	155,487

Franchise rights and goodwill	833,256	833,256
Less: Accumulated amortization	210,535	210,535

Franchise rights and goodwill, net	$622,721	$622,721

The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2008, 2007 and 2006 and determined there was no impairment of the carrying value of these assets.

There was no activity for franchise rights and goodwill in 2008 or 2007.

7.	Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Dec. 28,	Dec. 30,	Estimated
In thousands	2008	2007	Useful Lives

Other identifiable intangible assets	$8,909	$6,599	1-20 years
Less: Accumulated amortization	2,999	2,297

Other identifiable intangible assets, net	$5,910	$4,302

Other identifiable intangible assets primarily represent customer relationships and distribution rights. Amortization expense related to other identifiable intangible assets was $.7 million, $.4 million and $.6 million in 2008, 2007 and 2006, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of December 28, 2008 will be $.6 million, $.5 million, $.4 million, $.4 million and $.3 million for 2009 through 2013, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Dec. 28,	Dec. 30,
In thousands	2008	2007

Accrued marketing costs	$9,001	$6,787
Accrued insurance costs	17,132	14,228
Accrued taxes (other than income taxes)	374	502
Employee benefit plan accruals	8,626	9,933
Checks and transfers yet to be presented for payment from zero balance cash account	11,074	13,279
All other accrued expenses	11,297	9,782

Total other accrued liabilities	$57,504	$54,511

9.	Debt

Debt was summarized as follows:

		Interest	Interest	Dec. 28,	Dec. 30,
In thousands	Maturity	Rate	Paid	2008	2007

Lines of Credit	2008	—	Varies	$—	$7,400
Debentures	2009	7.20%	Semi-annually	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757

				591,450	598,850
Less: Current portion of debt				176,693	7,400

Long-term debt				$414,757	$591,450

The principal maturities of debt outstanding on December 28, 2008 were as follows:

In thousands

2009	$176,693
2010	—
2011	—
2012	150,000
2013	—
Thereafter	264,757

Total debt	$591,450

The Company has obtained the majority of its long-term debt financing other than capital leases from the public markets. As of December 28, 2008, the Company’s total outstanding balance of debt and capital lease obligations was $669.1 million of which $591.5 million was financed through publicly offered debt. The Company had capital lease obligations of $77.6 million as of December 28, 2008. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”) replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charge coverage ratio of greater than 1.5:1 and a debt to operating cash flow ratio of less than 6:1, each as defined in the credit agreement. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States Pension Plan would be excluded from the calculations of the financial covenants to the extent they are recognized before March 29, 2009 and do not exceed $15 million. See Note 17 of the consolidated financial statements for additional details on the withdrawal. The Company is currently in compliance with these covenants. On December 28, 2008 and December 30, 2007, the Company had no outstanding borrowings on the $200 million facility.

Prior to October 3, 2008, the Company borrowed periodically under uncommitted lines of credit from certain banks participating in the $200 million facility. These uncommitted lines of credit made available at the discretion of participating banks were temporarily terminated in late fall of 2008. On December 30, 2007, $7.4 million was outstanding under uncommitted lines of credit of $60 million available. In January 2009, one of the participating banks reinstated their uncommitted line of credit for $65 million.

The Company currently provides financing for Piedmont under an agreement that expires on December 31, 2010. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. The loan balance at December 28, 2008 was $61.9 million. The loan and interest were eliminated in consolidation.

The Company filed a $300 million shelf registration for debt and equity securities in November 2008. The Company currently has the full $300 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.9% and 6.2% for its debt and capital lease obligations as of December 28, 2008 and December 30, 2007, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7%, 6.7% and 6.6% for 2008, 2007 and 2006, respectively. As of December 28, 2008, approximately 6.3% of the Company’s debt and capital lease obligations of $669.1 million was subject to changes in short-term interest rates.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative financial instruments were summarized as follows:

	Dec. 28, 2008		Dec. 30, 2007
	Notional	Remaining	Notional	Remaining
In thousands	Amount	Term	Amount	Term

Interest rate swap agreement-floating	—	—	$50,000	1.4 years
Interest rate swap agreement-floating	—	—	50,000	1.5 years
Interest rate swap agreement-floating	—	—	50,000	4.9 years
Interest rate swap agreement-floating	—	—	25,000	1.3 years
Interest rate swap agreement-floating	—	—	25,000	7.2 years
Interest rate swap agreement-floating	—	—	25,000	4.9 years

During 2008, 2007 and 2006, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $2.2 million, $1.7 million and $1.7 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2009 through 2013 as follows: $2.1 million, $1.2 million, $1.3 million, $1.2 million and $.6 million, respectively.

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

The net impact of the fuel hedges was to increase fuel cost by $.8 million in 2008 and decrease fuel cost by $.9 million in 2007.

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

Derivative Financial Instruments

The fair values for the Company’s interest rate swap and fuel hedging agreements are based on current settlement values. Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets, derivative financial instruments and letters of credit were as follows:

	Dec. 28, 2008		Dec. 30, 2007
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value

Public debt securities	$591,450	$559,963	$591,450	$575,833
Non-public variable rate debt	—	—	7,400	7,400
Interest rate swap agreements	—	—	(2,337)	(2,337)
Deferred compensation plan assets	5,446	5,446	6,386	6,386
Fuel hedging agreements	1,985	1,985	(340)	(340)
Letters of credit	—	19,274	—	21,389

On September 18, 2008, the Company terminated all of its outstanding interest rate swap agreements. The fair value of interest rate swap agreements at December 30, 2007 represented the estimated amount the Company would have received upon termination of these agreements. The fair value increased to $6.2 million at the date the interest rate swap agreements were terminated.

The fair value of the fuel hedging agreements at December 28, 2008 represented the estimated amount the Company would have paid upon termination of these agreements. The fair value of the fuel hedging agreements at December 30, 2007 represented the estimated amount the Company would have received upon termination of these agreements.

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) as of the beginning of the first quarter of 2008, and there was no material impact to the consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is intended to

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of deferred compensation plan assets and liabilities by the above categories as of December 28, 2008:

In thousands	Level 1	Level 2

Assets
Deferred compensation plan assets	$5,446
Fuel hedging agreements		$1,985
Liabilities
Deferred compensation plan liabilities	$5,446

The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.

The Company’s fuel hedging agreements are based on NYMEX and Weekly US Department of Energy Daily Average rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.

12. Other Liabilities

Other liabilities were summarized as follows:

	Dec. 28,	Dec. 30,
In thousands	2008	2007

Accruals for executive benefit plans	$77,299	$75,438
Other	29,738	18,194

Total other liabilities	$107,037	$93,632

The accruals for executive benefit plans relate to four benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”), a replacement benefit plan and a Long-Term Performance Plan (“Performance Plan”).

Pursuant to the Supplemental Savings Plan, as amended effective January 1, 2007, eligible participants may elect to defer a portion of their annual salary and bonus. Prior to 2006, the Company matched 30% of the first 6% of salary (excluding bonuses) deferred by the participant. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2006, the Company matches 50% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company also made additional contributions during 2006, 2007 and 2008 of 20% of a participant’s annual salary (excluding bonuses), with contributions above the 10% level depending on the attainment by the Company of certain annual performance objectives. The Company may also

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

make discretionary contributions to participants’ accounts. The long-term liability under this plan was $49.2 million and $50.3 million as of December 28, 2008 and December 30, 2007, respectively.

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $26.3 million and $24.2 million as of December 28, 2008 and December 30, 2007, respectively.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants previously through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. The long-term liability was $.9 million under this plan as of both December 28, 2008 and December 30, 2007.

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The long-term liability under this plan was $.9 million as of December 28, 2008.

13.	Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $3.9 million, $3.9 million and $3.6 million during 2008, 2007 and 2006, respectively. See Note 5 and Note 18 to the consolidated financial statements for additional information regarding leased property under capital leases.

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2018. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2030. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of December 28, 2008.

In thousands	Capital Leases	Operating Leases	Total

2009	$9,743	$3,258	$13,001
2010	9,733	2,356	12,089
2011	9,856	1,901	11,757
2012	9,983	1,219	11,202
2013	10,155	1,062	11,217
Thereafter	152,106	6,463	158,569

Total minimum lease payments	201,576	$16,259	$217,835

Less: Amounts representing interest	123,962

Present value of minimum lease payments	77,614
Less: Current portion of obligations under capital leases	2,781

Long-term portion of obligations under capital leases	$74,833

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

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $39.9 million and $45.4 million as of December 28, 2008 and December 30, 2007, respectively. The Company has not recorded any liability associated with these guarantees. The Company holds no assets as collateral against these guarantees. The guarantees relate to debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.

In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on December 28, 2008 would have been $25.2 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $29.3 million for SAC and $36.3 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness. As of December 28, 2008, SAC had total assets of approximately $42 million and total debt of approximately $19 million. SAC had total revenues for 2008 of approximately $183 million. As of December 28,

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008, Southeastern had total assets of approximately $395 million and total debt of approximately $247 million. Southeastern had total revenue for 2008 of approximately $594 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 28, 2008, these letters of credit totaled $19.3 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of December 28, 2008 amounted to $27.0 million and expire at various dates through 2017.

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

The Company is subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any assessments that are likely to result from these audits; however, final assessments, if any, could be different than the amounts recorded in the consolidated financial statements.

14.	Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2008, 2007 and 2006.

	Fiscal Year
In thousands	2008	2007	2006

Current:
Federal	$7,661	$16,393	$14,359
State	174	155	588

Total current provision	$7,835	$16,548	$14,947

Deferred:
Federal	$(177)	$(5,589)	$(4,881)
State	736	1,424	(2,149)

Total deferred provision (benefit)	$559	$(4,165)	$(7,030)

Income tax expense	$8,394	$12,383	$7,917

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate was 48.0%, 38.4% and 25.4% for 2008, 2007 and 2006, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In thousands	2008	2007	2006

Statutory expense	$6,120	$11,283	$10,906
State income taxes, net of federal benefit	762	1,404	1,357
Change in reserve for uncertain tax positions	1,228	309	(1,673)
Valuation allowance change	(286)	(269)	(2,637)
Manufacturing deduction benefit	(490)	(1,120)	(595)
Meals and entertainment	740	597	701
Other, net	320	179	(142)

Income tax expense	$8,394	$12,383	$7,917

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective as of January 1, 2007. As a result of the implementation of FIN 48 and FSP FIN 48-1, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 28, 2008, the Company had $10.5 million of unrecognized tax benefits including accrued interest of which $9.4 million would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce unrecognized tax benefits. The Company cannot reasonably estimate the change in the amount of unrecognized tax benefits until further information is made available during the progress of the audits.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (excludes accrued interest) is as follows:

	Fiscal Year
In thousands	2008	2007

Gross unrecognized tax benefits at the beginning of the year	$7,258	$11,384
Increase in the unrecognized tax benefit as a result of tax positions taken during a prior period	938	370
Decrease in the unrecognized tax benefits principally related to temporary differences as a result of tax positions taken in a prior period	(133)	(4,656)
Increase in the unrecognized tax benefits as a result of tax positions taken in the current period	240	459
Change in the unrecognized tax benefits relating to settlements with taxing authorities	—	—
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(303)	(299)

Gross unrecognized tax benefits at the end of the year	$8,000	$7,258

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2008 and December 30, 2007, the Company had approximately $2.5 million and $2.0 million of accrued interest related to uncertain tax positions, respectively. Income tax expense in 2008 and 2007 included approximately $.5 million and $.4 million of interest, respectively.

Various tax years from 1990 remain open to examination by taxing jurisdictions to which the Company is subject due to loss carryforwards.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted. The Jobs Act provided for a tax deduction for qualified production activities. In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), which was effective immediately. FAS 109-1 provides guidance on the accounting for the provision within the Jobs Act that provides a tax deduction on qualified production activities. The deduction for qualified production activities provided within the Jobs Act and the Company’s related adoption of FAS 109-1 reduced the Company’s effective income tax rate by approximately 1.9% in 2006, 3.5% in 2007 and 2.8% in 2008.

In 2006, the Company reached agreements with state taxing authorities to settle certain prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the valuation allowance on related deferred tax assets by $2.6 million and reduced the liability for uncertain tax positions by $2.3 million. This adjustment was reflected as a $4.9 million reduction of income tax expense in 2006. Also during 2006, the Company increased the liability for uncertain tax positions by $.5 million to reflect accrued interest and an adjustment of the reserve for uncertain tax positions. The net effect of adjustments to the valuation allowance and liability for uncertain tax positions during 2006 was a reduction in income tax expense of $4.4 million.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such liabilities and new information that becomes available to the Company.

The valuation allowance decreases in 2008, 2007 and 2006 were due to the Company’s assessments of its ability to use certain state net operating loss carryforwards primarily due to agreements with state taxing authorities as previously discussed.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Dec. 28,	Dec. 30,
In thousands	2008	2007

Intangible assets	$120,956	$119,991
Depreciation	66,513	66,417
Investment in Piedmont	40,152	37,578
Pension (nonunion)	11,550	7,364
Debt exchange premium	2,726	3,217
Inventory	5,550	5,558

Gross deferred income tax liabilities	247,447	240,125

Net operating loss carryforwards	(10,565)	(12,535)
Deferred compensation	(31,594)	(30,284)
Postretirement benefits	(14,567)	(14,534)
Termination of interest rate agreements	(2,791)	(1,618)
Capital lease agreements	(3,939)	(3,306)
Pension (union)	(4,262)	(53)
Other	(6,157)	(3,856)

Gross deferred income tax assets	(73,875)	(66,186)

Valuation allowance for deferred tax assets	535	822

Total deferred income tax liability	174,107	174,761
Net current deferred income tax liability (asset)	(3,081)	(2,253)

Net noncurrent deferred income tax liability before accumulated other comprehensive income	177,188	177,014

Deferred taxes recognized in other comprehensive income	(37,850)	(8,474)

Net noncurrent deferred income tax liability	$139,338	$168,540

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

In addition to a valuation allowance related to net operating loss carryforwards, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statutes and/or settlements with individual state or federal jurisdictions may result in material adjustments to these estimates in the future.

The valuation allowance of $.5 million and $.8 million as of December 28, 2008 and December 30, 2007, respectively, was established primarily for net operating loss carryforwards which expire in varying amounts through 2024.

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

A summary of accumulated other comprehensive loss is as follows:

		Application of
	Dec. 30,	SFAS No. 158	Pre-tax	Tax	Dec. 28,
In thousands	2007	After tax(1)	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,684)	$23	$(72,660)	$28,604	$(56,717)
Prior service costs	(55)	1	16	(7)	(45)
Net postretirement benefits activity:
Actuarial loss	(9,928)	141	253	(91)	(9,625)
Prior service costs	9,833	(275)	(1,784)	685	8,459
Transition asset	60	(4)	(25)	10	41
Foreign currency translation adjustment	23	—	(17)	8	14

Total	$(12,751)	$(114)	$(74,217)	$29,209	$(57,873)

(1)	See Note 17 of the consolidated financial statements for additional information.

	Dec. 31,	Pre-tax	Tax	Dec. 30,
In thousands	2006	Activity	Effect	2007

Net pension activity:
Actuarial loss	$(24,673)	$19,771	$(7,782)	$(12,684)
Prior service costs	(31)	(39)	15	(55)
Net postretirement benefits activity:
Actuarial loss (gain)	(13,512)	5,910	(2,326)	(9,928)
Prior service costs	10,915	(1,784)	702	9,833
Transition asset	75	(25)	10	60
Foreign currency translation adjustment	—	37	(14)	23

Total	$(27,226)	$23,870	$(9,395)	$(12,751)

The only change in accumulated other comprehensive loss in 2006 was a decrease in minimum pension liability adjustment, net of tax, of $5.4 million.

16.	Capital Transactions

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or greater dividend is declared and paid on the Common Stock. During 2008, 2007 and 2006, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock.

Each share of Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 20 votes per share at all meetings of shareholders. Except as otherwise required by law, holders of the Common Stock and Class B Common Stock vote together as a single class on all matters brought before the Company’s stockholders. In the event of liquidation, there is no preference between the two classes of common stock.

On February 19, 2009, the Company entered into an Amended and Restated Stock Rights and Restrictions Agreement (the “Amended Rights and Restrictions Agreement”) with The Coca-Cola Company and J. Frank Harrison, III, the Company’s Chairman and Chief Executive Officer. The Amended Rights and Restrictions Agreement provides, among other things, (1) that so long as no person or group controls more of the Company’s voting power than is controlled by Mr. Harrison, III, trustees under the will of J. Frank Harrison, Jr. and any trust that holds shares of the Company’s stock for the benefit of descendents of J. Frank Harrison, Jr. (collectively, the “Harrison Family”), The Coca-Cola Company will not acquire additional shares of the Company without the Company’s consent and the Company will have a right of first refusal with respect to any proposed sale by The Coca-Cola Company of shares of Company stock; (2) the Company has the right through January 2019 to redeem shares of the Company’s stock to reduce The Coca-Cola Company’s equity ownership to 20% at a price not less than $42.50 per share; (3) registration rights for the shares of Company stock owned by The Coca-Cola Company; (4) and certain rights of The Coca-Cola Company regarding the election of a designee on the Company’s Board of Directors. The Amended Rights and Restrictions Agreement also provides The Coca-Cola Company the right to convert its 497,670 shares of the Company’s Common Stock into shares of the Company’s Class B Common Stock in the event any person or group acquires more of the Company’s voting power than is controlled by the Harrison Family.

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

On March 4, 2009, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III for the fiscal year ended December 28, 2008.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock awards is as follows:

			Annual
	Shares	Grant-Date	Compensation
Year	Awarded	Price	Expense

2006	20,000	$46.45	$929,000
2007	20,000	58.53	1,170,600
2008	20,000	56.50	1,130,000

In addition, the Company reimburses Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement is met and the shares are issued. The Company accrues the estimated cost of the income tax reimbursement over the one-year service period.

On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units will vest in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) under the Company’s Annual Bonus Plan. The Performance Unit Award Agreement will replace the restricted stock award discussed above which expires at the end of 2008 and did not affect the Company’s results of operations or financial position for the fiscal year ending December 28, 2008.

The increase in the number of shares outstanding in 2008 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award. The increase in the number of shares outstanding in 2007 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award and the conversion of 500 shares from Class B Common Stock to Common Stock.

On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Common Stock of the Company.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the measurement date provisions of SFAS No. 158 on the first day of 2008 and used the “one measurement” approach. The incremental effect of applying the measurement date provisions on the balance sheet as of December 30, 2007 was as follows:

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

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In thousands	2008	2007

Projected benefit obligation at beginning of year	$175,592	$185,804
Service cost(1)	89	78
Interest cost(1)	11,706	10,536
Actuarial (gain) loss(1)	8,292	(15,091)
Benefits paid(1)	(6,696)	(5,798)
Change in plan provisions	—	63

Projected benefit obligation at end of year	$188,983	$175,592

(1)	2008 amounts are for the 13 month period from the 2007 measurement date (November 30) to the 2008 year-end.

The Company recognized an actuarial loss of $73.1 million in 2008 primarily due to a decrease in the fair market value of the plan assets in 2008. The actuarial loss, net of tax, was recorded in other comprehensive income.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at December 28, 2008 and December 30, 2007. The accumulated benefit obligation was $189.0 million and $175.6 million at December 28, 2008 and December 30, 2007, respectively.

Change in Plan Assets

In thousands	2008	2007

Fair value of plan assets at beginning of year	$173,099	$163,808
Actual return on plan assets(1)	(50,034)	15,089
Employer contributions(1)	150	—
Benefits paid(1)	(6,696)	(5,798)

Fair value of plan assets at end of year	$116,519	$173,099

(1)	2008 amounts are for the 13 month period from the 2007 measurement date (November 30) to the 2008 year-end.

Funded Status

	Dec. 28,	Dec. 30,
In thousands	2008	2007

Projected benefit obligation	$(188,983)	$(175,592)
Plan assets at fair value	116,519	173,099

Net funded status	$(72,464)	$(2,493)

Amounts Recognized in the Consolidated Balance Sheets

	Dec. 28,	Dec. 30,
In thousands	2008	2007

Current liabilities	$—	$(2,493)
Noncurrent liabilities	(72,464)	—

Net amount recognized	$(72,464)	$(2,493)

Net Periodic Pension Cost

	Fiscal Year
In thousands	2008	2007	2006

Service cost	$82	$78	$5,386
Interest cost	10,806	10,536	10,377
Expected return on plan assets	(13,641)	(12,899)	(12,106)
Amortization of prior service cost	16	24	24
Recognized net actuarial loss	444	2,490	4,444

Net periodic pension cost (income)	$(2,293)	$229	$8,125

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used

	2008	2007	2006

Projected benefit obligation at the measurement date:
Discount rate	6.00%	6.25%	5.75%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	6.25%	5.75%	5.75%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average rate of compensation increase	N/A	N/A	4.00%

Cash Flows

In thousands

Anticipated future pension benefit payments for the fiscal years:
2009	$6,080
2010	6,400
2011	6,733
2012	7,171
2013	7,696
2014 – 2018	45,776

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $8 million to $12 million in 2009.

Plan Assets

The Company’s pension plans target asset allocation for 2009, actual asset allocation at December 28, 2008 and December 30, 2007 and the expected weighted average long-term rate of return by asset category were as follows:

				Weighted
				Average
				Expected
	Target	Percentage of Plan		Long-Term
	Allocation	Assets at Fiscal Year-End		Rate of
	2009	2008	2007	Return - 2008

U.S. large capitalization equity securities	40%	42%	47%	3.9%
U.S. small/mid-capitalization equity securities	10%	4%	5%	0.5%
International equity securities	15%	12%	15%	1.4%
Debt securities	35%	42%	33%	2.2%

Total	100%	100%	100%	8.0%

The investments in the Company’s pension plans include U.S. equities, international equities and debt securities. All of the plan assets are invested in institutional investment funds managed by professional investment advisors. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% — 50% in large capitalization equity securities, 0% — 20% in U.S. small and mid-capitalization equity securities, 0% — 20% in international equity securities and 10% — 50% in debt securities. The Company currently has 58% of its plan investments in equity securities and 42% in debt securities.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500tm and the Russell 1000tm. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000tm index. International equity securities include companies from developed markets outside of the United States. Debt securities at December 28, 2008 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 8% was used in determining net periodic pension cost in both 2008 and 2007. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

Retirement Savings Plan — 401(k) Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. In conjunction with the change to the principal Company-sponsored pension plan previously discussed, the Company’s Board of Directors also approved an amendment to the 401(k) Savings Plan to increase the Company’s matching contribution under the 401(k) Savings Plan effective January 1, 2007. The amendment to the 401(k) Savings Plan provided for fully vested matching contributions equal to one hundred percent of a participant’s elective deferrals to the 401(k) Savings Plan up to a maximum of 5% of a participant’s eligible compensation. The total costs for this benefit in 2008, 2007 and 2006 were $10.0 million, $8.5 million and $4.7 million, respectively.

On February 20, 2009, the Company announced that it would suspend matching contributions to the 401(k) plan effective April 1, 2009.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In thousands	2008	2007

Benefit obligation at beginning of year	$35,437	$39,724
Service cost(1)	638	425
Interest cost(1)	2,681	2,209
Plan participants’ contributions(1)	675	523
Actuarial loss (gain)(1)	678	(4,680)
Benefits paid(1)	(3,368)	(2,840)
Medicare Part D subsidy reimbursement	91	76

Benefit obligation at end of year	$36,832	$35,437

Fair value of plan assets at beginning of year	$—	$—
Employer contributions(1)	2,602	2,241
Plan participants’ contributions(1)	675	523
Benefits paid(1)	(3,368)	(2,840)
Medicare Part D subsidy reimbursement	91	76

Fair value of plan assets at end of year	$—	$—

(1)	2008 amounts are for the 15 month period from the 2007 measurement date (September 30) to the 2008 year-end.

	Dec. 28,	Dec. 30,
In thousands	2008	2007

Contributions between measurement date and fiscal year-end	$—	$502
Benefit obligation	(36,832)	(35,437)

Accrued liability	$(36,832)	$(34,935)

Current liabilities	$(2,291)	$(2,177)
Noncurrent liabilities	(34,541)	(32,758)

Accrued liability at end of year	$(36,832)	$(34,935)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In thousands	2008	2007	2006

Service cost	$511	$425	$332
Interest cost	2,145	2,209	2,227
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	916	1,220	1,355
Amortization of prior service cost	(1,784)	(1,784)	(1,784)

Net periodic postretirement benefit cost	$1,763	$2,045	$2,105

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used

	2008	2007	2006

Benefit obligation at the measurement date:
Discount rate	6.25%	6.25%	5.75%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	6.25%	5.75%	5.50%

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2008 was 9% graded down to an ultimate rate of 5% by 2013. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2007 was 9% graded down to an ultimate rate of 5% by 2012. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2006 was 9% graded down to an ultimate rate of 5% by 2011.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease

Increase (decrease) in:
Postretirement benefit obligation at December 28, 2008	$4,230	$(3,675)
Service cost and interest cost in 2008	377	(327)

Cash Flows

In thousands

Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2009	$2,291
2010	2,361
2011	2,451
2012	2,585
2013	2,614
2014 — 2018	14,002

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 30, 2007, the activity during 2008, and the balances at December 28, 2008 are as follows:

	Dec. 30,	Application of	Actuarial	Reclassification	Dec. 28,
In thousands	2007	SFAS No. 158	Loss	Adjustments	2008

Pension Plans:
Actuarial loss	$(21,114)	$39	$(73,103)	$443	$(93,735)
Prior service costs	(90)	1	—	16	(73)
Postretirement Medical:
Actuarial loss	(16,372)	228	(664)	917	(15,891)
Prior service costs	16,216	(447)	—	(1,784)	13,985
Transition asset	98	(6)	—	(25)	67

	$(21,262)	$(185)	$(73,767)	$(433)	$(95,647)

The amounts of accumulated other comprehensive income that are expected to be recognized as components of net periodic cost during 2009 are as follows:

	Pension	Postretirement
In thousands	Plans	Medical	Total

Actuarial loss	$9,355	$872	$10,227
Prior service cost (credit)	12	(1,784)	(1,772)
Transitional asset	—	(25)	(25)

	$9,367	$(937)	$8,430

Multi-Employer Benefits

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans in 2008, 2007 and 2006 was $1.0 million, $1.4 million and $1.4 million, respectively.

The Company entered into a new agreement in the third quarter of 2008 when one of its collective bargaining contracts expired in July 2008. The new agreement allows the Company to freeze its liability to the Central States, a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to the Central States, the Company recorded a charge of $13.6 million in 2008. The Company has paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.6 million is the present value amount, using a discount rate of 7%, that will be paid to the Central States and had been recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years. The Company will also make future contributions on behalf of these employees to the Southern States. In addition, the Company incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.

18.	Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of December 28, 2008, The Coca-Cola Company had a 27.1% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

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

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In millions	2008	2007	2006

Payments by the Company for concentrate, syrup, sweetener and other purchases	$362.5	$334.9	$341.7
Marketing funding support payments to the Company	42.9	38.1	23.3

Payments by the Company net of marketing funding support	$319.6	$296.8	$318.4
Payments by the Company for customer marketing programs	$48.6	$44.2	$46.6
Payments by the Company for cold drink equipment parts	7.1	5.7	6.0
Fountain delivery and equipment repair fees paid to the Company	10.4	9.3	8.8
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	4.0	4.3	4.2
Sales of finished products to The Coca-Cola Company	6.3	26.1	40.9

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $40.2 million, $40.2 million and $56.5 million in 2008, 2007 and 2006, respectively. Purchases from CCE under this arrangement were $18.4 million, $13.9 million and $15.7 million in 2008, 2007 and 2006, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of December 28, 2008, CCE held 6.7% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiated the procurement for the majority of the Company’s raw materials (excluding concentrate) in 2008, 2007 and 2006. The Company paid $.3 million to CCBSS for its share of CCBSS’ administrative costs in each of the years 2008, 2007 and 2006. Amounts due from CCBSS for rebates on raw material purchases were $4.1 million and $3.2 million as of December 28, 2008 and December 30, 2007, respectively. CCE is also a member of CCBSS.

The Company’s Snyder Production Center (“SPC”) in Charlotte, North Carolina, is leased from Harrison Limited Partnership One (“HLP”) pursuant to a ten-year lease that expires on December 31, 2010. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. The annual base rent the Company is obligated to pay for its lease of this property is subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of December 28, 2008 was $37.7 million.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2008	2007	2006

Minimum rentals	$4.7	$4.6	$4.5
Contingent rentals	(.9)	(.4)	(.5)

Total rental payments	$3.8	$4.2	$4.0

The contingent rentals in 2008, 2007 and 2006 reduce the minimum rentals as a result of changes in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor are recorded as adjustments to interest expense.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company recorded a capital lease of $32.4 million related to these facilities when the Company received a renewal option to extend the term of the lease. On December 18, 2006, the Company modified the lease agreement (effective January 1, 2007) with Beacon related to the Company’s headquarters office facility which expires in December 2021. The modified lease would not have changed the classification of the existing lease had it been in effect on March 1, 2004 when the lease was capitalized and did not extend the term of the lease (remaining lease term was reduced from 21 years to 15 years). Accordingly, the present value of the leased property under capital lease and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the commencement date of the modified lease (January 1, 2007). The capital lease obligation and leased property under capital leases was increased by $5.1 million on January 1, 2007. The principal balance outstanding under this capital lease as of December 28, 2008 was $32.7 million. The annual base rent the Company is obligated to pay under the modified lease is subject to adjustment for increases in the Consumer Price Index. The prior lease annual base rent was subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the adjusted Eurodollar Rate as the measurement device.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2008	2007	2006

Minimum rentals	$3.5	$3.6	$3.2
Contingent rentals	.2	—	.6

Total rental payments	$3.7	$3.6	$3.8

The contingent rentals in 2006 that relate to this lease increase minimum rentals as a result of changes in the Consumer Price Index partially offset by decreases in interest rates. The contingent rentals in 2008 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index or changes in the interest rate factor are recorded as adjustments to interest expense.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $72.7 million, $69.2 million and $70.0 million in 2008, 2007 and 2006, respectively. In conjunction with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $20.6 million as of December 28, 2008. The Company’s equity investment in one of these entities, Southeastern, was $11.0 million and $7.4 million as of December 28, 2008 and December 30, 2007, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $142 million, $149 million and $133 million in 2008, 2007 and 2006, respectively. The Company manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.4 million, $1.4 million and $1.6 million in 2008, 2007 and 2006, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $19.3 million as of December 28, 2008. The Company’s equity investment in SAC was $4.1 million and $4.0 million as of December 28, 2008 and December 30, 2007, respectively.

19.	Net Sales by Product Category

Net sales by product category were as follows:

	Fiscal Year
In thousands	2008	2007	2006

Bottle/can sales:
Sparkling beverages (including energy products)	$1,011,656	$1,007,583	$1,009,652
Still beverages	227,171	201,952	180,004

Total bottle/can sales	1,238,827	1,209,535	1,189,656

Other sales:
Sales to other Coca-Cola bottlers	128,651	127,478	152,426
Post-mix and other	96,137	98,986	88,923

Total other sales	224,788	226,464	241,349

Total net sales	$1,463,615	$1,435,999	$1,431,005

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
In thousands (except per share data)	2008	2007	2006

Numerator for basic and diluted net income per Common Stock
and Class B Common Stock share:
Net income	$9,091	$19,856	$23,243
Less dividends:
Common Stock	6,644	6,644	6,643
Class B Common Stock	2,500	2,480	2,460

Total undistributed earnings	$(53)	$10,732	$14,140

Common Stock undistributed earnings — basic	$(39)	$7,815	$10,319
Class B Common Stock undistributed earnings — basic	(14)	2,917	3,821

Total undistributed earnings	$(53)	$10,732	$14,140

Common Stock undistributed earnings — diluted	$(38)	$7,800	$10,300
Class B Common Stock undistributed earnings — diluted	(15)	2,932	3,840

Total undistributed earnings — diluted	$(53)	$10,732	$14,140

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$6,644	$6,644	$6,643
Common Stock undistributed earnings — basic	(39)	7,815	10,319

Numerator for basic net income per Common Stock share	$6,605	$14,459	$16,962

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,500	$2,480	$2,460
Class B Common Stock undistributed earnings — basic	(14)	2,917	3,821

Numerator for basic net income per Class B Common Stock share	$2,486	$5,397	$6,281

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$6,644	$6,644	$6,643
Dividends on Class B Common Stock assumed converted to Common Stock	2,500	2,480	2,460
Common Stock undistributed earnings — diluted	(53)	10,732	14,140

Numerator for diluted net income per Common Stock share	$9,091	$19,856	$23,243

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In thousands (except per share data)	2008	2007	2006

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,500	$2,480	$2,460
Class B Common Stock undistributed earnings — diluted	(15)	2,932	3,840

Numerator for diluted net income per Class B Common Stock share	$2,485	$5,412	$6,300

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	6,644	6,644	6,643
Class B Common Stock weighted average shares outstanding — basic	2,500	2,480	2,460

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,160	9,141	9,120
Class B Common Stock weighted average shares outstanding — diluted	2,516	2,497	2,477

Basic net income per share:
Common Stock	$.99	$2.18	$2.55

Class B Common Stock	$.99	$2.18	$2.55

Diluted net income per share:
Common Stock	$.99	$2.17	$2.55

Class B Common Stock	$.99	$2.17	$2.54

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock for 2008 and 2007 includes the diluted effect of shares relative to the restricted stock award.

21.	Risks and Uncertainties

Approximately 89% of the Company’s 2008 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 11% of the Company’s 2008 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2008, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 19% and 12% of the Company’s total bottle/can volume to retail customers during 2008, respectively. Wal-Mart Stores, Inc. accounted for approximately 14% of the Company’s total net sales.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

High fructose corn syrup costs increased significantly during 2008 as a result of increasing demand for corn products around the world for such purposes as ethanol production. The combined impact of increasing costs for aluminum cans and high fructose corn syrup increased cost of sales during 2008. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases with payments determined on floating interest rates, postretirement benefit obligations and the Company’s pension liability.

Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 5% of the Company’s employees expired during 2008 and the Company entered into new agreements in 2008. One collective bargaining contract covering approximately .5% of the Company’s employees expires during 2009.

22.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In thousands	2008	2007	2006

Accounts receivable, trade, net	$(7,350)	$(1,200)	$3,277
Accounts receivable from The Coca-Cola Company	346	1,115	(2,196)
Accounts receivable, other	(5,123)	698	(177)
Inventories	(1,963)	3,521	(8,822)
Prepaid expenses and other current assets	(573)	(7,318)	(4,806)
Accounts payable, trade	(8,940)	7,273	8,717
Accounts payable to The Coca-Cola Company	23,714	(10,151)	6,232
Other accrued liabilities	6,241	5,824	1,738
Accrued compensation	(162)	3,776	1,562
Accrued interest payable	(278)	(1,591)	338

Decrease in current assets less current liabilities	$5,912	$1,947	$5,863

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In thousands	2008	2007	2006

Interest	$35,133	$51,277	$50,843
Income taxes	6,954	21,361	17,213

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued SFAS No. 158 which was effective for the year ending December 31, 2006 except for the requirement that benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which was effective for the year ending December 28, 2008. The impact of the adoption of the change in measurement dates was not material to the consolidated financial statements. See Note 15 and Note 17 of the consolidated financial statements for additional information.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement did not have a material impact on the consolidated financial statements. See Note 11 to the consolidated financial statements for additional information. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is in the process of evaluating the impact related to the Company’s nonfinancial assets and liabilities not valued on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective at the beginning of the first quarter of 2008. The Company has not applied the fair value option to any of its outstanding instruments; therefore, the Statement did not have an impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement was effective on November 15, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. FSP 140-4 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years beginning

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on or after December 15, 2008. The Company anticipates that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in financial statement presentation will be required.

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (SFAS No. 141(R)). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for fiscal years beginning on or after December 15, 2008. The impact on the Company of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this Statement will not impact the consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of FSP 142-3, but does not expect it to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends Statement 133 to require a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). FSP 133-1 also amends Interpretation No. 45 to require guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of SFAS No. 161. The Company is in the process of evaluating the impact of FSP 133-1, but does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires enhanced detail disclosures about plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of (1) employers’ investment strategies; (2) major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) concentration of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of this Statement will not impact the Company’s financial statements other than expanded footnote disclosures related to the Company’s pension plan assets.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended December 28, 2008 and December 30, 2007.

	Quarter
Year Ended December 28, 2008	1	2(1)	3(2)	4(3)
In thousands (except per share data)

Net sales	$337,674	$396,003	$381,563	$348,375
Gross margin	139,918	171,880	155,827	147,581
Net income (loss)	(4,335)	15,155	(3,145)	1,416
Basic net income (loss) per share:
Common Stock	(.47)	1.66	(.34)	.15
Class B Common Stock	(.47)	1.66	(.34)	.15
Diluted net income (loss) per share:
Common Stock	(.47)	1.65	(.34)	.15
Class B Common Stock	(.47)	1.65	(.34)	.15

	Quarter
Year Ended December 30, 2007	1(4)	2	3	4
In thousands (except per share data)

Net sales	$337,556	$390,443	$367,360	$340,640
Gross margin	151,491	169,290	155,212	145,141
Net income (loss)	4,651	11,691	5,273	(1,759)
Basic net income (loss) per share:
Common Stock	.51	1.28	.58	(.19)
Class B Common Stock	.51	1.28	.58	(.19)
Diluted net income (loss) per share:
Common Stock	.51	1.28	.58	(.19)
Class B Common Stock	.51	1.28	.58	(.19)

Sales are seasonal, with the highest sales volume occurring in May, June, July and August.

(1)	Net income in the second quarter of 2008 included a $2.6 million ($1.6 million net of tax, or $0.17 per basic common share) increase in equity investment in plastic bottle cooperative.

(2)	Net income in the third quarter of 2008 included a $13.8 million ($7.2 million net of tax, or $0.78 per basic common share) charge to exit from a multi-employer pension plan and $4.0 million ($2.1 million net of tax, or $0.23 per basic common share) charge for restructuring activities.

(3)	Net income in the fourth quarter of 2008 included a $2.0 million ($1.0 million net of tax, or $0.11 per basic common share) charge for a mark-to-market adjustment related to the Company’s fuel hedging program.

(4)	Net income in the first quarter of 2007 included a $2.6 million ($1.5 million net of tax, or $0.16 per basic common share) charge for restructuring activities.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Restructuring Expenses

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

On July 15, 2008, the Company initiated a plan to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions, or approximately 5% of its workforce. As a result of this plan, the Company incurred $4.6 million in pre-tax restructuring expenses in 2008 for one-time termination benefits. The plan was substantially completed in 2008 and the majority of cash expenditures occurred in 2008.

The following table summarizes restructuring activity, which is included in selling, delivery and administrative expenses for 2008 and 2007.

	Severance Pay	Relocation
In thousands	and Benefits	and Other	Total

Balance at December 31, 2006	$—	$—	$—
Provision	1,607	1,146	2,753
Cash payments	1,607	1,146	2,753

Balance at December 30, 2007	$—	$—	$—

Balance at December 30, 2007	$—	$—	$—
Provision	4,559	63	4,622
Cash payments	3,583	50	3,633

Balance at December 28, 2008	$976	$13	$989

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

As of December 28, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 28, 2008 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 97.

March 12, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Coca-Cola Bottling Co Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 12, 2009

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

See page 96 for “Management’s Report on Internal Control over Financial Reporting.” See page 97 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — The Audit Committee” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Beneficial Ownership of Management” sections of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Certain Transactions” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see the “Proposal 2: Ratification of Selection of our Independent Registered Public Accounting Firm for Fiscal Year 2009” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

The agreements included in the following exhibits to this report are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreements. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Incorporated by Reference
Number	Description	or Filed Herewith

(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2007 (File No. 0-9286).
(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (File No. 2-97822) on Form S-1 as filed on May 31, 1985 (File No. 0-9286).
(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A. (as successor to NationsBank of Georgia, National Association, the initial trustee).	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.3)	Form of the Company’s 7.20% Debentures due 2009.	Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.4)	Form of the Company’s 6.375% Debentures due 2009.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999 (File No. 0-9286).
(4.5)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002 (File No. 0-9286).
(4.6)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).
(4.7)	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).
(4.8)	Second Amended and Restated Promissory Note, dated as of August 25, 2005, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(4.9)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
(10.1)	U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2007 (File No. 0-9286).
(10.2)	Amendment No. 1, dated as of August 25, 2008, to U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 (File No. 0-9286).
(10.3)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.4)	Amended and Restated Guaranty Agreement, dated, as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.5)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.6)	Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.7)	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.8)	Example of bottling franchise agreement, effective as of May 18, 1999, between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.9)	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).
(10.10)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.11)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.12)	Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.13)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC and Beacon Investment Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).
(10.14)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.15)	Amended and Restated Can Supply Agreement, effective as of January 1, 2006, by and between Rexam Beverage Can Company and Coca-Cola Bottlers’ Sales & Services Company, LLC, in its capacity as agent for the Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.16)	Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.17)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBCC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2002 (File No. 0-9286).
(10.18)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
(10.19)	Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.20)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.16 of this Exhibit Index) dated as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.21)	Transfer and Assumption of Liabilities Agreement, dated December 19, 1996, by and between CCBCC, Inc., (a wholly-owned subsidiary of the Company) and Piedmont Coca-Cola Bottling Partnership.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.22)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).
(10.23)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.24)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2007.*	Appendix B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.25)	Coca-Cola Bottling Co. Consolidated Long-Term Performance Plan, effective January 1, 2007.*	Appendix C to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.26)	Restricted Stock Award to J. Frank Harrison, III, effective January 4, 1999.*	Annex A to the Company’s Proxy Statement for the 1999 Annual Meeting of Stockholders (File No. 0-9286).
(10.27)	Amendment to Restricted Stock Award Agreement, effective February 28, 2007.*	Appendix D to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.28)	Performance Unit Award Agreement, dated February 27, 2008.*	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286).
(10.29)	Supplemental Savings Incentive Plan, as amended and restated effective January 1, 2007*	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.30)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.31)	Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.32)	Amendment No. 1 to Officer Retention Plan, effective January 1, 2009.*	Filed herewith.

Incorporated by Reference
Number	Description	or Filed Herewith

(10.33)	Amendment to Officer Retention Plan Agreement by and between the Company and David V. Singer, effective as of January 12, 2004.*	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.34)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.*	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.35)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of January 1, 2005, between the Company and eligible employees of the Company.*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.36)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
(10.37)	Consulting Agreement, dated as of June 1, 2005, between the Company and David V. Singer.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005 (File No. 0-9286).
(12)	Ratio of earnings to fixed charges.	Filed herewith.
(21)	List of subsidiaries.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm to Incorporation by reference into Form S-3 (Registration No. 333-155635).	Filed herewith.
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

(b)    Exhibits.

See Item 15(a)3

(c)    Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year
(In thousands)

Allowance for doubtful accounts:
Fiscal year ended December 28, 2008	$1,137	$523	$472	$1,188

Fiscal year ended December 30, 2007	$1,334	$213	$410	$1,137

Fiscal year ended December 31, 2006	$1,318	$314	$298	$1,334

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coca-Cola Bottling Co. Consolidated
(Registrant)

By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ J. Frank Harrison, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 13, 2009

By: /s/ H. W. McKay Belk H. W. McKay Belk	Director	March 13, 2009

By: /s/ Sharon A. Decker Sharon A. Decker	Director	March 13, 2009

By: /s/ William B. Elmore William B. Elmore	President, Chief Operating Officer and Director	March 13, 2009

By: /s/ Henry W. Flint Henry W. Flint	Vice Chairman of the Board of Directors and Director	March 13, 2009

By: /s/ Deborah H. Everhart Deborah H. Everhart	Director	March 13, 2009

By: /s/ Ned R. McWherter Ned R. McWherter	Director	March 13, 2009

By: /s/ James H. Morgan James H. Morgan	Director	March 13, 2009

By: /s/ John W. Murrey, III John W. Murrey, III	Director	March 13, 2009

By: /s/ Carl Ware Carl Ware	Director	March 13, 2009

By: /s/ Dennis A. Wicker Dennis A. Wicker	Director	March 13, 2009

By: /s/ James E. Harris James E. Harris	Senior Vice President and Chief Financial Officer	March 13, 2009

By: /s/ William J. Billiard William J. Billiard	Vice President, Controller and Chief Accounting Officer	March 13, 2009