Form 10-Q
period 2009-03-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2009-05-08
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,021,882

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	First Quarter
	2009	2008
Net sales	$336,261	$337,674
Cost of sales	189,132	197,756

Gross margin	147,129	139,918
Selling, delivery and administrative expenses	125,988	136,243

Income from operations	21,141	3,675

Interest expense	9,258	10,434

Income (loss) before income taxes	11,883	(6,759)
Income tax provision (benefit)	3,060	(2,085)

Net income (loss)	8,823	(4,674)
Less: Net income (loss) attributable to the noncontrolling interest	292	(339)

Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$8,531	$(4,335)

Basic net income (loss) per share:
Common Stock	$.93	$(.47)

Weighted average number of Common Stock shares outstanding	6,857	6,644

Class B Common Stock	$.93	$(.47)

Weighted average number of Class B Common Stock shares outstanding	2,306	2,500

Diluted net income (loss) per share:
Common Stock	$.93	$(.47)

Weighted average number of Common Stock shares outstanding – assuming dilution	9,174	9,144

Class B Common Stock	$.93	$(.47)

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,317	2,500

Cash dividends per share:
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	March 29,	Dec. 28,	March 30,
	2009	2008	2008
ASSETS

Current Assets:
Cash and cash equivalents	$37,996	$45,407	$9,930
Accounts receivable, trade, less allowance for doubtful accounts of $1,820, $1,188 and $858, respectively	97,647	99,849	107,412
Accounts receivable from The Coca-Cola Company	20,857	3,454	14,158
Accounts receivable, other	11,969	12,990	6,655
Inventories	72,924	65,497	65,556
Prepaid expenses and other current assets	23,261	21,121	24,881

Total current assets	264,654	248,318	228,592

Property, plant and equipment, net	329,896	338,156	358,626
Leased property under capital leases, net	55,051	66,730	69,829
Other assets	40,260	33,937	35,662
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	5,770	5,910	4,192

Total	$1,318,352	$1,315,772	$1,319,622

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	March 29,	Dec. 28,	March 30,
	2009	2008	2008
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$66,693	$176,693	$42,100
Current portion of obligations under capital leases	3,557	2,781	2,645
Accounts payable, trade	41,569	42,383	44,887
Accounts payable to The Coca-Cola Company	33,384	35,311	22,610
Other accrued liabilities	71,830	57,504	55,540
Accrued compensation	13,629	23,285	12,935
Accrued interest payable	13,606	8,139	14,337

Total current liabilities	244,268	346,096	195,054

Deferred income taxes	140,932	139,338	165,988
Pension and postretirement benefit obligations	104,898	107,005	33,645
Other liabilities	106,863	107,037	95,045
Obligations under capital leases	62,124	74,833	76,935
Long-term debt	524,757	414,757	591,450

Total liabilities	1,183,842	1,189,066	1,158,117

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821, 9,706,051 and 9,706,051 shares, respectively	10,204	9,706	9,706
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,649,996, 3,127,766 and 3,127,766 shares, respectively	2,649	3,127	3,127
Capital in excess of par value	103,562	103,582	102,732
Retained earnings	85,261	79,021	72,453
Accumulated other comprehensive loss	(56,601)	(57,873)	(12,925)

	145,075	137,563	175,093

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	83,821	76,309	113,839
Noncontrolling interest	50,689	50,397	47,666

Total equity	134,510	126,706	161,505

Total	$1,318,352	$1,315,772	$1,319,622

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity
Balance on December 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504	$48,005	$168,509
Comprehensive income:
Net income				(4,335)			(4,335)	(339)	(4,674)
Foreign currency translation adjustments, net of tax					7		7		7
Pension and postretirement benefit adjustments, net of tax					(67)		(67)		(67)

Total comprehensive income							(4,395)	(339)	(4,734)
Adjustment to change measurement date for SFAS No. 158, net of tax				(153)	(114)		(267)		(267)
Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)		(1,661)
Class B Common ($.25 per share)				(625)			(625)		(625)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Stock compensation expense			283				283		283

Balance on March 30, 2008	$9,706	$3,127	$102,732	$72,453	$(12,925)	$(61,254)	$113,839	$47,666	$161,505

Balance on December 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706
Comprehensive income:
Net income				8,531			8,531	292	8,823
Foreign currency translation adjustments, net of tax					(6)		(6)		(6)
Pension and postretirement benefit adjustments, net of tax					1,278		1,278		1,278

Total comprehensive income							9,803	292	10,095
Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)		(1,661)
Class B Common ($.25 per share)				(630)			(630)		(630)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on March 29, 2009	$10,204	$2,649	$103,562	$85,261	$(56,601)	$(61,254)	$83,821	$50,689	$134,510

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Quarter
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$8,823	$(4,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	15,060	16,629
Amortization of intangibles	140	110
Deferred income taxes	(747)	(2,085)
(Gain) loss on sale of property, plant and equipment	(250)	369
Amortization of debt costs	603	615
Amortization of deferred gain related to terminated interest rate agreements	(850)	(426)
Stock compensation expense	517	283
Increase in current assets less current liabilities	(13,087)	(28,879)
(Increase) decrease in other noncurrent assets	(6,814)	147
Increase (decrease) in other noncurrent liabilities	(1,616)	1,753
Other	(56)	(152)

Total adjustments	(7,100)	(11,636)

Net cash provided by (used in) operating activities	1,723	(16,310)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(6,249)	(14,835)
Proceeds from the sale of property, plant and equipment	135	174
Investment in plastic bottle manufacturing cooperative	—	(729)

Net cash used in investing activities	(6,114)	(15,390)

Cash Flows from Financing Activities
Proceeds from lines of credit, net	—	34,700
Cash dividends paid	(2,291)	(2,286)
Principal payments on capital lease obligations	(643)	(635)
Other	(86)	(20)

Net cash provided by (used in) financing activities	(3,020)	31,759

Net increase (decrease) in cash	(7,411)	59
Cash at beginning of period	45,407	9,871

Cash at end of period	$37,996	$9,930

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,130	$1,171
Capital lease obligations incurred	660	—
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
The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 filed with the United States Securities and Exchange Commission.
Effective December 29, 2008, the beginning of the first quarter of 2009 (“Q1 2009”), the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a noncontrolling interest. Noncontrolling interest income of $.3 million in Q1 2009 and noncontrolling interest loss of $.3 million in the first quarter of 2008 (“Q1 2008”) have been reclassified to be included in net income on the Company’s consolidated statement of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statement of operations. Noncontrolling interest related to Piedmont totaled $50.7 million, $50.4 million and $47.4 million at March 29, 2009, December 28, 2008 and March 30, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
3. Piedmont Coca-Cola Bottling Partnership
On July 2, 1993, the Company and The Coca-Cola Company formed Piedmont to distribute and market nonalcoholic beverages primarily in portions of North Carolina and South Carolina. The Company provides a portion of the nonalcoholic beverage products to Piedmont at cost and receives a fee for managing the operations of Piedmont pursuant to a management agreement. These intercompany transactions are eliminated in the consolidated financial statements.
Noncontrolling interest as of March 29, 2009, December 28, 2008 and March 30, 2008 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.
4. Inventories
Inventories were summarized as follows:

	March 29,	Dec. 28,	March 30,
In Thousands	2009	2008	2008

Finished products	$45,781	$36,418	$41,822
Manufacturing materials	9,091	12,620	6,923
Plastic shells, plastic pallets and other inventories	18,052	16,459	16,811

Total inventories	$72,924	$65,497	$65,556

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	March 29,	Dec. 28,	March 30,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Land	$12,167	$12,167	$12,280
Buildings	109,403	109,384	110,721	10-50 years
Machinery and equipment	119,277	118,934	106,575	5-20 years
Transportation equipment	175,984	176,084	174,785	4-17 years
Furniture and fixtures	37,629	38,254	38,587	4-10 years
Cold drink dispensing equipment	316,487	319,188	325,586	6-15 years
Leasehold and land improvements	60,154	60,142	60,047	5-20 years
Software for internal use	63,479	59,786	52,155	3-10 years
Construction in progress	3,672	4,891	13,336

Total property, plant and equipment, at cost	898,252	898,830	894,072
Less: Accumulated depreciation and amortization	568,356	560,674	535,446

Property, plant and equipment, net	$329,896	$338,156	$358,626

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
5. Property, Plant and Equipment
Depreciation and amortization expense was $15.1 million and $16.6 million in Q1 2009 and Q1 2008, respectively. These amounts included amortization expense for leased property under capital leases.
The Company changed the useful lives of certain cold drink dispensing equipment in Q1 2009 to better reflect actual useful lives. The change in useful lives reduced depreciation expense in Q1 2009 by $1.2 million.
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	March 29,	Dec. 28,	March 30,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Leased property under capital leases	$76,877	$88,619	$88,619	3-20 years
Less: Accumulated amortization	21,826	21,889	18,790

Leased property under capital leases, net	$55,051	$66,730	$69,829

As of March 29, 2009, real estate represented $54.4 million of the leased property under capital leases and $52.7 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
The Company modified a related party lease and terminated a second lease in Q1 2009. See Note 19 to the consolidated financial statements for additional information on the lease modification.
7. Franchise Rights and Goodwill
There was no change in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2009, the Company believes it did not experience any events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company did not perform an interim impairment test during Q1 2009 and did not record any impairments of franchise rights or goodwill.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	March 29,	Dec. 28,	March 30,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Other identifiable intangible assets	$8,665	$8,909	$6,599	1-20 years
Less: Accumulated amortization	2,895	2,999	2,407

Other identifiable intangible assets, net	$5,770	$5,910	$4,192

Other identifiable intangible assets primarily represent customer relationships and distribution rights.
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	March 29,	Dec. 28,	March 30,
In Thousands	2009	2008	2008

Accrued marketing costs	$7,591	$9,001	$6,406
Accrued insurance costs	17,540	17,132	15,281
Accrued taxes (other than income taxes)	1,880	374	2,080
Employee benefit plan accruals	11,184	8,626	8,936
Checks and transfers yet to be presented for payment from zero balance cash account	20,339	11,074	13,550
All other accrued liabilities	13,296	11,297	9,287

Total other accrued liabilities	$71,830	$57,504	$55,540

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
Debt was summarized as follows:

		Interest	Interest	March 29,	Dec. 28,	March 30,
In Thousands	Maturity	Rate	Paid	2009	2008	2008

Lines of Credit	2008	—	Varies	$—	$—	$42,100
Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440
Debentures	2009	6.375%	Semi-annually	119,253	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757

				591,450	591,450	633,550
Less: Current portion of debt				66,693	176,693	42,100

Long-term debt				$524,757	$414,757	$591,450

On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States Pension Fund (“Central States”) would be excluded from the calculations of the financial covenants to the extent they are recognized before March 29, 2009 and do not exceed $15 million. See Note 18 to the consolidated financial statements for additional details on the withdrawal. The Company is currently in compliance with these covenants and the amendment to the $200 million facility. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On March 29, 2009, December 28, 2008 and March 30, 2008, the Company had no outstanding borrowings under the $200 million facility.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
The Company borrows periodically under an uncommitted line of credit provided from a bank participating in the $200 million facility. This uncommitted line of credit made available at the discretion of the participating bank was temporarily terminated in the fourth quarter of 2008. In January 2009, the participating bank reinstated their uncommitted line of credit for $65 million. This uncommitted line of credit was terminated after March 29, 2009.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 5.6%, 5.9% and 5.9% for its debt and capital lease obligations as of March 29, 2009, December 28, 2008 and March 30, 2008, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.6% for Q1 2009 compared to 5.9% for Q1 2008. As of March 29, 2009, approximately 4.6% of the Company’s debt and capital lease obligations of $657.1 million was subject to changes in short-term interest rates.
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
In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due in 2019. The proceeds plus cash on hand were used to repay the $119.3 million debt maturity on May 1, 2009. Current portion of debt reflected the $176.7 million of debt maturing in May and July of 2009 less the $110 million of debt which was repaid from the proceeds of the 7% Senior Notes.
11. Derivative Financial Instruments
Interest
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for previously accrued interest receivable, the Company will amortize a

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
gain of $5.1 million over the remaining term of the underlying debt. During Q1 2009, $.4 million of the gain was amortized. The remaining amount to be amortized is $4.3 million. All of the Company’s interest rate swap agreements were LIBOR-based.
Interest rate swap agreements were summarized as follows:

	March 29, 2009		December 28, 2008		March 30, 2008
	Notional	Remaining	Notional	Remaining	Notional	Remaining
In Thousands	Amount	Term	Amount	Term	Amount	Term

Interest rate swap agreement — floating	—	—	—	—	$50,000	1.2 years
Interest rate swap agreement — floating	—	—	—	—	50,000	1.3 years
Interest rate swap agreement — floating	—	—	—	—	50,000	4.7 years
Interest rate swap agreement — floating	—	—	—	—	25,000	1.1 years
Interest rate swap agreement — floating	—	—	—	—	25,000	7.0 years
Interest rate swap agreement — floating	—	—	—	—	25,000	4.7 years
The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company uses several different financial institutions for interest rate derivative contracts and commodity derivative instruments, described below, to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company has master agreements with the counterparties to its derivative financial agreements that provided for net settlement of the derivative transactions.
Commodities
The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are used as “economic hedges” to manage certain commodity risk. Currently the Company has derivative instruments to hedge its projected diesel fuel and aluminum purchase requirements. These derivative instruments are marked to market on a periodic basis and recognized in earnings consistent with the expense classification of the underlying hedged item.
The Company uses derivative instruments to hedge all of its projected diesel fuel purchases for 2009 and 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. At the end of Q1 2009, the Company began using derivative instruments to hedge 75% of the Company’s projected 2010 aluminum purchase requirements. Subsequent to Q1 2009, the Company entered into derivative contracts to hedge 75% of the Company’s projected 2011 aluminum purchase requirements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The following summarizes the gains and the classification in the consolidated statement of operations of derivative instruments for Q1 2009:

In Thousands	Classification of Gain	Gain Recognized

Fuel hedges	Selling, delivery and administrative expenses	$1,451
Aluminum hedges	Cost of sales	663

Total Gain		$2,114

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of March 29, 2009:

		March 29,
In Thousands	Balance Sheet Classification	2009

Assets
Aluminum hedges at fair market value	Prepaid and other assets	$663
Unamortized cost of fuel hedging contracts	Prepaid and other assets	1,441
Unamortized cost of aluminum hedging contracts	Prepaid and other assets	1,197
Liabilities
Fuel hedges at fair market value	Other accrued liabilities	215
In addition, the Company paid $2.5 million in April 2009 to enter aluminum hedging contracts relative to the hedging of 75% of the Company’s projected 2011 aluminum purchase requirements.
The following table summarizes the Company’s outstanding derivative contracts as of March 29, 2009:

	Notional	Latest
In Thousands	Amount	Maturity

Diesel fuel hedging contracts	$29,759	December 2010
Aluminum hedging contracts	23,569	December 2010
In addition, the notional amount of the derivative contracts entered into subsequent to Q1 2009 to hedge 75% of the Company’s projected 2011 aluminum purchase requirements was $29.6 million.
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
Derivative Financial Instruments
The fair values for the Company’s interest rate swap, fuel hedging and aluminum hedging agreements are based on current settlement values. Credit risk related to the derivative financial instruments is managed by requiring high standards for it counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.
Letters of Credit
The fair values of the Company’s letters of credit obtained from financial institutions are based on the notional amounts of the instruments. These letters of credit primarily relate to the Company’s property and casualty insurance programs.
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets, derivative financial instruments and letters of credit were as follows:

	March 29, 2009		December 28, 2008		March 30, 2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$591,450	$569,606	$591,450	$559,963	$591,450	$588,616
Non-public variable rate debt	—	—	—	—	42,100	42,100
Deferred compensation plan assets	5,841	5,841	5,446	5,446	6,810	6,810
Interest rate swap agreements	—	—	—	—	(8,405)	(8,405)
Fuel hedging agreements	215	215	1,985	1,985	(654)	(654)
Aluminum hedging agreements	(663)	(663)	—	—	—	—
Letters of credit	—	19,200	—	19,274	—	21,496
On September 18, 2008, the Company terminated all of its outstanding interest rate swap agreements. The fair value of interest rate swap agreements at March 30, 2008 represented the estimated amount the Company would have received upon termination of these agreements.
The fair values of the fuel hedging agreements at March 29, 2009 and December 28, 2008 represented the estimated amount the Company would have paid upon termination of these agreements. The fair value of the fuel hedging agreements at March 30, 2008 represented the estimated amount the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Values of Financial Instruments
The fair value of the aluminum hedging agreements at March 29, 2009 represented the estimated amount the Company would have received upon termination of these agreements.
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) as of December 31, 2007, the beginning of Q1 2008, and there was no material impact to the consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no material impact of the adoption of SFAS No. 157 for nonfinancial assets and liabilities in Q1 2009, but could have a material effect in the future. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, aluminum hedging agreements, fuel hedging agreements and interest rate swap agreements for the categories above:

	March 29, 2009		December 28, 2008		March 30, 2008
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$5,841		$5,446		$6,810
Aluminum hedging agreements		$663
Fuel hedging agreements						$654
Interest rate swap agreements						8,405
Liabilities
Deferred compensation plan liabilities	5,841		5,446		6,810
Fuel hedging agreements		215		$1,985
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Values of Financial Instruments
The Company’s fuel hedging agreements are based upon NYMEX and Weekly US Department of Energy Daily Average rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.
The Company’s aluminum hedging agreements are based upon LME rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.
The Company’s interest rate swap agreements were fair value hedges, meaning the Company received fixed and paid variable rates based on LIBOR swap rates. LIBOR swap rates are observable and quoted periodically over the full term of the agreements and are considered Level 2 items.
The Company does not have Level 3 assets or liabilities.
13. Other Liabilities
Other liabilities were summarized as follows:

	March 29,	Dec. 28,	March 30,
In Thousands	2009	2008	2008

Accruals for executive benefit plans	$79,177	$77,299	$77,222
Other	27,686	29,738	17,823

Total other liabilities	$106,863	$107,037	$95,045

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $40.3 million, $39.9 million and $45.4 million as of March 29, 2009, December 28, 2008 and March 30, 2008, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products which adequately mitigate the risk of material loss from the Company’s guarantees.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on March 29, 2009 would have been $25.2 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $30.8 million for SAC and $38.4 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of March 29, 2009, SAC had total assets of approximately $42 million and total debt of approximately $21 million. SAC had total revenues for Q1 2009 of approximately $39 million. As of March 29, 2009, Southeastern had total assets of approximately $402 million and total debt of approximately $230 million. Southeastern had total revenue for Q1 2009 of approximately $141 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On March 29, 2009, these letters of credit totaled $19.2 million.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of March 29, 2009 amounted to $25.3 million and expire at various dates through 2017.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company’s effective income tax rate for Q1 2009 and Q1 2008 was 26.4% and 32.5%, respectively.
The following table provides a reconciliation of the income tax expense (benefit) at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2009	2008

Statutory expense (benefit)	$4,057	$(2,247)
State income taxes (benefits), net of federal effect	505	(279)
Manufacturing deduction benefit	(315)	128
Meals and entertainment	247	(103)
Adjustment for uncertain tax positions	(1,686)	159
Other, net	252	257

Income tax expense (benefit)	$3,060	$(2,085)

As of December 28, 2008, the Company had $10.5 million of unrecognized tax benefits, including accrued interest, of which $9.4 million would affect the Company’s effective tax rate if recognized. As of March 29, 2009, the Company had $9.3 million of unrecognized tax benefits, including accrued interest, of which $8.3 million would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce unrecognized tax benefits. The Company cannot reasonably estimate the change in the amount of unrecognized tax benefits until further information is made available during the progress of the audits.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2008, the Company had approximately $2.5 million of accrued interest related to uncertain tax positions. As of March 29, 2009, the Company had approximately $1.8 million of accrued interest related to uncertain tax positions. Income tax expense included interest credit of approximately $.7 million in Q1 2009 and interest expense of approximately $.1 million in Q1 2008.
In Q1 2009, the Company reached an agreement with a state taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense of approximately $1.7 million.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.
A summary of accumulated other comprehensive loss is as follows:

	Dec. 28,	Pre-tax	Tax	March 29,
In Thousands	2008	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(56,717)	$2,339	$(921)	$(55,299)
Prior service costs	(45)	4	(1)	(42)
Net postretirement benefits activity:
Actuarial loss	(9,625)	217	(86)	(9,494)
Prior service costs	8,459	(446)	176	8,189
Transition asset	41	(6)	2	37
Foreign currency translation adjustment	14	(10)	4	8

Total	$(57,873)	$2,098	$(826)	$(56,601)

		Application of
	Dec. 30,	SFAS No. 158	Pre-tax	Tax	March 30,
In Thousands	2007	After tax (1)	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,684)	$23	$111	$(43)	$(12,593)
Prior service costs	(55)	1	4	(2)	(52)
Net postretirement benefits activity:
Actuarial loss	(9,928)	141	229	(88)	(9,646)
Prior service costs	9,833	(275)	(446)	171	9,283
Transition asset	60	(4)	(6)	3	53
Foreign currency translation adjustment	23	—	12	(5)	30

Total	$(12,751)	$(114)	$(96)	$36	$(12,925)

(1)	See Note 18 of the consolidated financial statements for additional information.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During Q1 2009 and Q1 2008, dividends of $.25 per share were declared and paid on both Common Stock and Class B Common Stock.
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
On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. Under the award, shares of restricted stock were granted at a rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment was contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The restricted stock award did not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment had vested and the shares were issued. The restricted stock award expired at the end of fiscal year 2008.
On February 27, 2008, the Compensation Committee of the Board of Directors determined 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III for the fiscal year ended December 30, 2007. On March 4, 2009, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III for the fiscal year ended December 28, 2008.
Each annual 20,000 share tranche had an independent performance requirement as it was not established until the Company’s Annual Bonus Plan targets were approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche was considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock awards, were approved by the Compensation Committee of the Board of Directors in the first quarter of each year.
A summary of the restricted stock award was as follows:

Potential
			Annual	First Quarter
	Shares	Grant-Date	Compensation	Compensation
Year	Awarded	Price	Expense	Expense

2008	20,000	$56.50	$1,130,000	$282,500

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
In addition, the Company reimbursed Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement was met and the shares were issued. The Company accrued the estimated cost of the income tax reimbursement over the one-year service period.
On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units will vest in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) under the Company’s Annual Bonus Plan. The Performance Unit Award Agreement replaced the restricted stock award discussed above.
Each annual 40,000 unit tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 40,000 unit tranche is considered to have its own service inception date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee of the Board of Directors in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, III to participate in dividends or voting rights until each installment has vested and the shares are issued.
Compensation expense recognized in Q1 2009 was $.5 million, which was based upon a share price of $51.68 on March 27, 2009.
On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Company’s Common Stock.
The increase in the total number of shares outstanding in Q1 2009 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.
The increase in the number of shares of Common Stock was due to the conversion by The Coca-Cola Company of 497,670 shares of Class B Common Stock into 497,670 shares of Common Stock plus the conversion of another 100 shares of Class B Common Stock into 100 shares of Common Stock. The decrease in the number of shares of Class B Common Stock was due to the conversion by The Coca-Cola Company of 497,670 shares of Class B Common Stock into 497,670 shares of Common Stock plus the conversion of another 100 shares of Class B Common Stock into 100 shares of Common Stock, offset by the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.
The increase in the total number of shares outstanding in Q1 2008 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
Recently Adopted Pronouncement
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
The components of net periodic pension cost (income) were as follows:

	First Quarter
In Thousands	2009	2008

Service cost	$23	$21
Interest cost	2,788	2,701
Expected return on plan assets	(2,270)	(3,410)
Amortization of prior service cost	4	4
Recognized net actuarial loss	2,339	111

Net periodic pension cost (income)	$2,884	$(573)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The Company did not contribute to its Company-sponsored pension plans during Q1 2009. The Company expects contributions to its two Company-sponsored pension plans during the remainder of 2009 will be in the $8 million to $12 million range.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.
The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2009	2008

Service cost	$158	$128
Interest cost	557	536
Amortization of unrecognized transitional assets	(6)	(6)
Recognized net actuarial loss	217	229
Amortization of prior service cost	(446)	(446)

Net periodic postretirement benefit cost	$480	$441

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The total cost for this benefit in Q1 2009 and Q1 2008 was $2.3 million and $2.5 million, respectively.
On February 20, 2009, the Company announced that it would suspend matching contributions to the 401(k) Savings Plan effective April 1, 2009.
Multi-Employer Benefits
The Company entered into a new agreement in the third quarter of 2008 when one of its collective bargaining contracts expired in July 2008. The new agreement allows the Company to freeze its liability to Central States, a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7% that will be paid to Central States and was recorded in other liabilities. The Company will pay approximately

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
$1 million annually over the next 20 years. In addition, the Company will also make future contributions on behalf of these employees to Southern States.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of March 29, 2009, The Coca-Cola Company had a 27.1% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2009	2008

Payments by the Company for concentrate, syrup, sweetener and other purchases	$83.8	$87.3
Marketing funding support payments to the Company	9.6	8.5

Payments by the Company net of marketing funding support	$74.2	$78.8

Payments by the Company for customer marketing programs	$11.1	$11.0
Payments by the Company for cold drink equipment parts	1.5	1.6
Fountain delivery and equipment repair fees paid to the Company	2.9	2.3
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.0	1.1
Sales of finished products to The Coca-Cola Company	.6	3.7

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $11.1 million and $8.5 million in Q1 2009 and Q1 2008, respectively. Purchases from CCE under this arrangement were $2.6 million and $5.3 million in Q1 2009 and Q1 2008, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of March 29, 2009, CCE held approximately 6% of the Company’s outstanding Common Stock and held no shares of the Company’s Class B Common Stock.
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
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $30.4 million and $36.7 million in Q1 2009 and Q1 2008, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.4 million in Q1 2009 and $.3 million in Q1 2008. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $21.1 million as of March 29, 2009. The Company’s equity investment in SAC was $5.6 million, $4.1 million and $4.1 million as of March 29, 2009, December 28, 2008 and March 30, 2008, respectively.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $16.6 million in both Q1 2009 and Q1 2008. In connection with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $19.2 million as of March 29, 2009. The Company’s equity investment in one of these entities, Southeastern, was $13.2 million, $11.0 million and $8.2 million as of March 29, 2009, December 28, 2008 and March 30, 2008, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and determined to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of March 29, 2009.
The Company recorded an adjustment to increase its equity investment in Southeastern in the second quarter of 2008 which resulted in a nonrecurring pre-tax credit of $2.6 million. This adjustment was based on information received from Southeastern during the quarter and reflected a higher share of Southeastern’s retained earnings compared to the amount previously recorded. The Company classifies its equity in earnings of Southeastern in cost of sales consistent with the classification of purchases from Southeastern.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. The lease expires on December 31, 2010. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. On March 23, 2009, the Company modified the lease agreement (new terms to begin January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of March 29, 2009 was $30.0 million. Rental payments related to this lease were $.9 million and $1.0 million in Q1 2009 and Q1 2008, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of March 29, 2009 was $32.2 million. Rental payments related to the lease were $.9 million in both Q1 2009 and Q1 2008.
20. Net Sales by Product Category
Net sales by product category were as follows:

	First Quarter
In Thousands	2009	2008

Bottle/can sales:
Sparkling beverages (including energy products)	$235,455	$234,552
Still beverages	46,750	53,456

Total bottle/can sales	282,205	288,008

Other sales:
Sales to other Coca-Cola bottlers	31,133	28,028
Post-mix and other	22,923	21,638

Total other sales	54,056	49,666

Total net sales	$336,261	$337,674

Sparkling beverages are primarily carbonated beverages while still beverages are primarily noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share
The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2009	2008

Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:

Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$8,531	$(4,335)
Less dividends:
Common Stock	1,714	1,661
Class B Common Stock	577	625

Total undistributed earnings (losses)	$6,240	$(6,621)

Common Stock undistributed earnings (losses) – basic	$4,670	$(4,811)
Class B Common Stock undistributed earnings (losses) – basic	1,570	(1,810)

Total undistributed earnings (losses) – basic	$6,240	$(6,621)

Common Stock undistributed earnings (losses) – diluted	$4,664	$(4,811)
Class B Common Stock undistributed earnings (losses) – diluted	1,576	(1,810)

Total undistributed earnings (losses) – diluted	$6,240	$(6,621)

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$1,714	$1,661
Common Stock undistributed earnings (losses) – basic	4,670	(4,811)

Numerator for basic net income (loss) per Common Stock share	$6,384	$(3,150)

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$577	$625
Class B Common Stock undistributed earnings (losses) – basic	1,570	(1,810)

Numerator for basic net income (loss) per Class B Common Stock share	$2,147	$(1,185)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share

	First Quarter
In Thousands (Except Per Share Data)	2009	2008

Numerator for diluted net income (loss) per Common Stock share:
Dividends on Common Stock	$1,714	$1,661
Dividends on Class B Common Stock assumed converted to Common Stock	577	625
Common Stock undistributed earnings (losses) – diluted	6,240	(6,621)

Numerator for diluted net income (loss) per Common Stock share	$8,531	$(4,335)

Numerator for diluted net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$577	$625
Class B Common Stock undistributed earnings (losses) – diluted	1,576	(1,810)

Numerator for diluted net income (loss) per Class B Common Stock share	$2,153	$(1,185)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share

	First Quarter
In Thousands (Except Per Share Data)	2009	2008

Denominator for basic net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	6,857	6,644
Class B Common Stock weighted average shares outstanding – basic	2,306	2,500

Denominator for diluted net income (loss) per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,174	9,144
Class B Common Stock weighted average shares outstanding – diluted	2,317	2,500

Basic net income (loss) per share:
Common Stock	$.93	$(.47)

Class B Common Stock	$.93	$(.47)

Diluted net income (loss) per share:
Common Stock	$.93	$(.47)

Class B Common Stock	$.93	$(.47)

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

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the restricted stock awards.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 88% of the Company’s Q1 2009 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s Q1 2009 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During Q1 2009, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 19% and 12%, respectively, of the Company’s total bottle/can volume to retail customers during Q1 2009. Wal-Mart Stores, Inc. accounted for approximately 14% of the Company’s total net sales during both Q1 2009 and Q1 2008.
The Company obtains all of its aluminum cans from one domestic supplier. The Company currently obtains all of its plastic bottles from two domestic entities. See Note 14 and Note 19 to the consolidated financial statements for additional information.
The Company is exposed to price risk on such commodities as aluminum, corn and resin which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on oil which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.
Certain liabilities of the Company are subject to risk due to changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases, retirement benefit obligations and the Company’s pension liability.
Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining contract covering approximately .5% of the Company’s employees expires during the remainder of 2009.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
In Thousands	2009	2008

Accounts receivable, trade, net	$2,202	$(14,913)
Accounts receivable from The Coca-Cola Company	(17,403)	(10,358)
Accounts receivable, other	1,021	1,212
Inventories	(7,427)	(2,022)
Prepaid expenses and other current assets	(2,166)	(4,143)
Accounts payable, trade	(814)	(6,436)
Accounts payable to The Coca-Cola Company	(1,927)	11,013
Other accrued liabilities	18,133	1,360
Accrued compensation	(10,173)	(10,512)
Accrued interest payable	5,467	5,920

Increase in current assets less current liabilities	$(13,087)	$(28,879)

24. New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of Q1 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this Statement and Staff Position did not have a material impact on the consolidated financial statements as of Q1 2009, but could have a material effect in the future. See Note 12 to the consolidated financial statements for additional information.
In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for Q1 2009. The impact on the Company of adopting SFAS No. 141(R) depends on the nature, terms and size of business combinations completed after the effective date.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amended Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest) and for the deconsolidation of a subsidiary. This Statement was effective for the Company as of the beginning of Q1 2009 and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement was effective for Q1 2009. The adoption of this Statement did not impact the consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items. See Note 11 to the consolidated financial statements for additional information.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for Q1 2009. The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.
In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends Statement 133 to require a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). FSP 133-1 also amends Interpretation No. 45 to require guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of SFAS No. 161. The adoption of FSP 133-1 did not have a material impact on the Company’s consolidated financial statements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
Recently Issued Pronouncements
In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires enhanced disclosures about plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of (1) employers’ investment strategies; (2) major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) concentration of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of this Statement will not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to the Company’s pension plan assets.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 157-4, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 115-2, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 107-1, but does not expect it to have a material impact on the Company’s consolidated financial statements.

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
The following table summarizes restructuring activity, which is included in selling, delivery and administrative expenses, for the year ended December 28, 2008 and the quarter ended March 29, 2009.

	Severance Pay	Relocation
In Thousands	and Benefits	and Other	Total

Balance at December 30, 2007	$—	$—	$—
Provision	4,559	63	4,622
Cash payments	3,583	50	3,633

Balance at December 28, 2008	976	13	989
Provision	—	—	—
Cash payments	521	13	534

Balance at March 29, 2009	$455	$—	$455

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

•
Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the first quarter of 2009 (“Q1 2009”) and changes from the first quarter of 2008 (“Q1 2008”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q1 2009 and Q1 2008.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q1 2009 compared to year-end 2008 and the end of Q1 2008 as presented in the consolidated financial statements.

•
Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.
The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). The noncontrolling interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.
Effective December 29, 2008, the beginning of Q1 2009, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” The Statement changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). Piedmont is the Company’s only subsidiary that has a noncontrolling interest. Noncontrolling interest income of $.3 million in Q1 2009 and noncontrolling interest loss of $.3 million in Q1 2008 has been reclassified to be included in net income on the Company’s consolidated statement of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statement of operations. Noncontrolling interest related to Piedmont totaled $50.7 million, $50.4 million and $47.4 million at March 29, 2009, December 28, 2008 and March 30, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.
Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are primarily carbonated beverages including energy products. Still beverages are primarily noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of approximately $1.5 billion in 2008.
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by volume growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 83% of the Company’s Q1 2009 bottle/can net sales.
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
The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2009, the Company believes it did not experience any events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company did not perform an interim impairment test during Q1 2009 and did not record any impairments of franchise rights or goodwill.
Net sales by product category were as follows:

	First Quarter
In Thousands	2009	2008

Bottle/can sales:
Sparkling beverages (including energy products)	$235,455	$234,552
Still beverages	46,750	53,456

Total bottle/can sales	282,205	288,008

Other sales:
Sales to other Coca-Cola bottlers	31,133	28,028
Post-mix and other	22,923	21,638

Total other sales	54,056	49,666

Total net sales	$336,261	$337,674

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
Product Innovation and Beverage Portfolio Expansion
Sparkling beverages volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company began distributing Monster Energy® drinks in certain of the Company’s territories beginning in November 2008. The Company introduced the following new products during 2007: smartwater®, vitaminwater®, vitaminenergy™, Gold Peak™ and Country Breeze tea products, juice products from FUZE® (a subsidiary of The Coca-Cola Company) and V8® juice products from the Campbell Soup Company. The Company also modified its energy product portfolio in 2007 with the addition of NOS® products from FUZE®.
In October 2008, the Company entered into a distribution agreement with Hansen Beverage Company (“Hansen”), the developer, marketer, seller and distributor of Monster Energy® drinks, the leading volume brand in the U. S. energy category. Under this agreement, the Company has the right to distribute Monster Energy® drinks in certain of the Company’s territories. The agreement has a term of 20 years and can be terminated by either party under certain circumstances, subject to a termination penalty in certain cases. In conjunction with the execution of this agreement, the Company was required to pay Hansen $2.3 million. This amount equals the amount that Hansen was required to pay to the distributors of Monster Energy® drinks to terminate the prior distribution agreements. The Company has recorded the payment to Hansen as distribution rights and will amortize the amount on a straight-line basis to selling, delivery and administrative (“S,D&A”) expenses over the 20-year term of the agreement.
In August 2007, the Company entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly-owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced beverages including vitaminwater®, smartwater® and vitaminenergy™. The distribution agreement was effective November 1, 2007 for a period of ten years and, unless earlier terminated, will be automatically renewed for succeeding ten-year terms, subject to a one year non-renewal notification by the Company. In conjunction with the execution of the distribution agreement, the Company entered into an agreement with The Coca-Cola Company whereby the Company agreed not to introduce new third party brands or certain third party brand extensions in the United States through August 31, 2010 unless mutually agreed to by the Company and The Coca-Cola Company.
The Company has invested in its own brand portfolio with products such as Tum-E Yummies™, a vitamin C enhanced flavored drink, Country Breeze tea and diet Country Breeze tea and became the exclusive licensee of Cinnabon Premium Coffee Lattes. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that may include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusive licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $45.5 million and $49.7 million in Q1 2009 and Q1 2008, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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
Overview of Operations and Financial Condition
The following items, which occurred in Q1 2009, affect the comparability of the financial results presented below:
•	a $1.1 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program;

•	a $.4 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2009 fuel hedging program;

•	a $.7 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2010 aluminum hedging program;

•	a $.6 million pre-tax favorable adjustment to S,D&A expenses related to the gain on the termination of a capital lease related to an operating facility;

•	a $1.2 million pre-tax favorable impact to S,D&A expenses due to a change in the estimate of the useful lives of certain cold drink dispensing equipment; and

•	a $1.7 million credit to income tax expense related to the agreement with a state tax authority to settle certain prior tax positions.
The following overview provides a summary of key information concerning the Company’s financial results for Q1 2009 compared to Q1 2008.

	First Quarter			%
In Thousands (Except Per Share Data)	2009	2008	Change	Change

Net sales	$336,261	$337,674	$(1,413)	(.4)
Gross margin	147,129	139,918	7,211	5.2
S,D&A expenses	125,988	136,243	(10,255)	(7.5)
Income from operations	21,141	3,675	17,466	NM	*
Interest expense	9,258	10,434	(1,176)	(11.3)
Income (loss) before income taxes	11,883	(6,759)	18,642	NM	*
Income tax provision (benefit)	3,060	(2,085)	5,145	NM	*
Net income (loss)	8,823	(4,674)	13,497	NM	*
Net income (loss) attributable to the Company	8,531	(4,335)	12,866	NM	*
Basic net income (loss) per share:
Common Stock	$.93	$(.47)	$1.40	NM	*
Class B Common Stock	$.93	$(.47)	$1.40	NM	*
Diluted net income (loss) per share:
Common Stock	$.93	$(.47)	$1.40	NM	*
Class B Common Stock	$.93	$(.47)	$1.40	NM	*

*	Not meaningful
The Company’s net sales decreased .4% in Q1 2009 compared to Q1 2008. The decrease in net sales was primarily due to a 7.0% decrease in bottle/can volume partially offset by a 5.2% increase in average sales price per bottle/can unit. The decrease in bottle/can volume was primarily due to a decrease in volume in all product categories except energy products. The increase in average sales price per bottle/can unit was primarily due to increased sales prices in all product categories except energy and enhanced water products.
Gross margin dollars increased 5.2% in Q1 2009 compared to Q1 2008. The Company’s gross margin percentage increased to 43.8% for Q1 2009 from 41.4% for Q1 2008. The increase in gross margin and gross margin percentage was primarily due to higher sales prices per unit.
S,D&A expenses decreased 7.5% in Q1 2009 from Q1 2008. The decreases in S,D&A expenses in Q1 2009 from Q1 2008 were primarily attributable to decreases in salaries and wages, decrease in fuel costs, decreased depreciation expense, the gain on the termination of a capital lease offset by an increase in bad debt expense and increased employee benefit costs.
Net interest expense decreased 11.3% in Q1 2009 compared to Q1 2008. The decrease was primarily due to lower effective interest rates and lower debt. The Company’s overall weighted average interest rate decreased to 5.6% during Q1 2009 from 5.9% during Q1 2008.

Net debt and capital lease obligations were summarized as follows:

	March 29,	December 28,	March 30,
In Thousands	2009	2008	2008

Debt	$591,450	$591,450	$633,550
Capital lease obligations	65,681	77,614	79,580

Total debt and capital lease obligations	657,131	669,064	713,130
Less: Cash and cash equivalents	37,996	45,407	9,930

Total net debt and capital lease obligations (1)	$619,135	$623,657	$703,200

(1)
The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements
Critical Accounting Policies
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 28, 2008 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
The Company did not make changes in any critical accounting policies during Q1 2009. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of Q1 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this Statement and Staff Position did not have a material impact on the consolidated financial statements as of Q1 2009, but could have a material effect in the future. See Note 12 to the consolidated financial statements for additional information.

In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The Statement is effective for Q1 2009. The impact on the Company of adopting SFAS No. 141(R) depends on the nature, terms and size of business combinations completed after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement amended Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest) and for the deconsolidation of a subsidiary. This Statement was effective for the Company as of the beginning of Q1 2009 and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement was effective for Q1 2009. The adoption of this Statement did not impact the consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items. See Note 11 to the consolidated financial statements for additional information.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for Q1 2009. The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.
In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends Statement 133 to require a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). FSP 133-1 also amends Interpretation No. 45 to require guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of SFAS No. 161. The adoption of FSP 133-1 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements
In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires enhanced disclosures about plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of (1) employers’ investment strategies; (2) major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) concentration of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of this Statement will not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to the Company’s pension plan assets.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 157-4, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 115-2, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 107-1, but does not expect it to have a material impact on the Company’s consolidated financial statements.
Results of Operations
Q1 2009 Compared to Q1 2008
Net Sales
Net sales decreased $1.4 million, or .4%, to $336.3 million in Q1 2009 compared to $337.7 million in Q1 2008.

The decrease in net sales was a result of the following:

Q1 2009	Attributable to:
(In Millions)
$(18.9)	7.0% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
13.0	5.2% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except energy and enhanced water products
1.8	6.0% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to increases in all product categories except energy products
(1.5)	8.8% decrease in post-mix volume
1.4	4.8% increase in sales volume sold to other Coca-Cola bottlers primarily due to a volume increase in sparkling products
1.0	6.4% increase in post-mix sales price per unit
1.8	Other

$(1.4)	Total decrease in net sales

In Q1 2009, the Company’s bottle/can sales to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net pricing per unit in Q1 2009 compared to Q1 2008 was primarily due to sales price increases in all product categories, except energy products and enhanced water products.
Product category sales volume in Q1 2009 and Q1 2008 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2009	Q1 2008	% Increase (Decrease)
Sparkling beverages (including energy products)	86.2%	84.4%	(5.0)
Still beverages	13.8%	15.6%	(18.0)

Total bottle/can sales volume	100.0%	100.0%	(7.0)

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During Q1 2009, approximately 69% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume during Q1 2009. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume in Q1 2009. All of the Company’s beverage sales are to customers in the United States.
The Company recorded delivery fees in net sales of $1.9 million and $1.5 million in Q1 2009 and Q1 2008, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales decreased 4.4%, or $8.6 million, to $189.1 million in Q1 2009 compared to $197.8 million in Q1 2008.
The decrease in cost of sales was principally attributable to the following:

Q1 2009	Attributable to:
(In Millions)
$(10.9)	7.0% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
2.8	Increase in raw material costs such as concentrate, high fructose corn syrup and aluminum, partially offset by a decrease in purchased products
1.3	4.8% increase in sales volume sold to other Coca-Cola bottlers primarily due to a volume increase in sparkling products
(1.0)	8.8% decrease in post-mix volume
(0.8)	Increase in marketing funding support received primarily from The Coca-Cola Company
(0.7)	Decrease in cost due to the Company’s aluminum hedging program
0.7	Other

$(8.6)	Total decrease in cost of sales

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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $11.4 million for Q1 2009 compared to $10.6 million for Q1 2008.
Gross Margin
Gross margin dollars increased 5.2%, or $7.2 million, to $147.1 million in Q1 2009 compared to $139.9 million in Q1 2008. Gross margin as a percentage of net sales increased to 43.8% for Q1 2009 from 41.4% for Q1 2008.

The increase in gross margin dollars was primarily the result of the following:

Q1 2009	Attributable to:
(In Millions)
$13.0	5.2% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except energy and enhanced water products
(8.0)	7.0% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
(2.8)	Increase in raw material costs such as concentrate, high fructose corn syrup and aluminum, partially offset by a decrease in purchased products
1.8	6.0% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to increases in all product categories except energy products
1.0	6.4% increase in post-mix sales price per unit
0.8	Increase in marketing funding support received primarily from The Coca-Cola Company
0.7	Increase in gross margin due to the Company’s aluminum hedging program
0.7	Other

$7.2	Total increase in gross margin

The increase in gross margin percentage was primarily due to higher sales prices per unit.
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
S,D&A expenses decreased by $10.3 million, or 7.5%, to $126.0 million in Q1 2009 from $136.2 million in Q1 2008.

The decrease in S,D&A expenses was primarily due to the following:

Q1 2009	Attributable to:
(In Millions)
$(5.7)
Decrease in employee salaries primarily due to the Company’s plan in July 2008 to reorganize the structure of its operating units and support services and the elimination of approximately 350 positions

(3.6)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations, including the net impact of the Company’s fuel hedging program
2.7	Increase in employee benefit costs primarily due to higher pension plan costs
2.0	Increase in bad debt expense
(1.2)	Decrease in depreciation expense due to a change in the useful lives of certain cold drink dispensing equipment
(0.6)	Gain on the termination of a capital lease
(3.9)	Other

$(10.3)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $45.5 million and $49.7 million in Q1 2009 and Q1 2008, respectively.
The net impact of the Company’s fuel hedging program was to decrease fuel costs by $1.5 million and $.2 million in Q1 2009 and Q1 2008, respectively.
Primarily due to the performance of the Company’s pension plan investments during 2008, the Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans increased by $2.9 million from a $.5 million credit in Q1 2008 to a $2.4 million expense in Q1 2009.
On July 15, 2008, the Company initiated a plan to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions, or approximately 5% of its workforce. As a result of this plan, the Company incurred $4.6 million in restructuring expenses in the second half of 2008 for one-time termination benefits. The plan was completed in 2008 and the majority of cash expenditures occurred in 2008.
The Company entered into a new agreement with a collective bargaining unit in the third quarter of 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4% of the Company’s total workforce. The new agreement allows the Company to freeze its liability to the Central States Pension Fund (“Central States”), a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result of the new agreement, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under this agreement. The remaining $10.6 million was the present value amount, using a discount rate of 7%, that will be paid under the agreement and was recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years to Central States. The Company will also make future contributions on behalf of these employees to Southern States, a multi-employer defined contribution plan. In addition, the Company incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.

On February 20, 2009, the Company announced that it would suspend matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company anticipates this suspension will reduce benefit costs in 2009 by approximately $7 million.
Interest Expense
Net interest expense decreased 11.3%, or $1.2 million, in Q1 2009 compared to Q1 2008. The decrease in interest expense in Q1 2009 was primarily due to lower effective interest rates and lower debt. The Company’s overall weighted average interest rate decreased to 5.6% during Q1 2009 from 5.9% during Q1 2008. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Income Taxes
The Company’s effective income tax rate for Q1 2009 was 26.4% compared to 32.5% for Q1 2008. The lower effective tax rate for Q1 2009 resulted primarily from a $1.7 million decrease in the Company’s reserve for uncertain tax positions. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2009 is dependent upon the results of operations and may change if the results in 2009 are different from current expectations.
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $.3 million in Q1 2009 compared to a net loss of $.3 million in Q1 2008 related to the portion of Piedmont owned by The Coca-Cola Company.
Financial Condition
Total assets of $1.32 billion at March 29, 2009 did not change from December 28, 2008 primarily due to decreases in cash and cash equivalents; property, plant and equipment, net and leased property under capital leases, net offset by increases in accounts receivable and inventories. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years. Leased property under capital leases, net decreased primarily due to the termination of one lease and the modification of a second lease.
Net working capital, defined as current assets less current liabilities, increased by $118.2 million to $20.4 million at March 29, 2009 from December 28, 2008 and decreased by $13.2 million at March 29, 2009 from March 30, 2008.
Significant changes in net working capital from December 28, 2008 were as follows:
•
A decrease in current portion of long-term debt of $110.0 million primarily due to the reclassification from current to long-term of $110.0 million of debentures which will be repaid from the proceeds of a debt offering in April 2009.

•	A decrease in cash and cash equivalents of $7.4 million primarily due to cash used in operations.

•	An increase in inventories of $7.4 million due primarily to seasonal increase and package changes for certain products.

•	An increase in accounts receivable from and a decrease in accounts payable to The Coca-Cola Company of $17.4 million and $1.9 million, respectively, primarily due to the timing of payments.

•	An increase in other accrued liabilities of $14.3 million primarily due to the timing of payments.

•	A decrease in accrued compensation of $9.7 million due primarily to the payment of bonuses in March 2009.

•	An increase in accrued interest payable of $5.5 million primarily due to the timing of interest payments.
Significant changes in net working capital from March 30, 2008 were as follows:
•	An increase in cash and cash equivalents of $28.1 million primarily due to cash flow from operations.

•	A decrease in accounts receivable, trade, net of $9.8 million primarily due to changed credit terms for certain customers.

•	An increase in inventories of $7.4 million primarily due to package changes for certain products and increased raw material levels.

•
An increase in current portion of long-term debt of $24.6 million primarily due to the reclassification from long-term to current of $66.7 million of debentures which mature in May 2009 and July 2009 offset by lower borrowing on the Company’s lines of credit.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $6.7 million and $10.8 million, respectively, primarily due to the timing of payments.

•	An increase in other accrued liabilities of $16.3 million primarily due to the timing of payments.
Debt and capital lease obligations were $657.1 million as of March 29, 2009 compared to $669.1 million as of December 28, 2008 and $713.1 million as of March 30, 2008. Debt and capital lease obligations as of March 29, 2009 included $65.7 million of capital lease obligations related primarily to Company facilities.
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
As of March 29, 2009, the Company had $200 million available under its $200 million revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants.
In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due in 2019.

The Company has debt maturities of $119.3 million in May 2009 and $57.4 million in July 2009. On May 1, 2009, the Company used the proceeds from the $110 million Senior Notes plus cash on hand to repay the debt maturity of $119.3 million. The Company anticipates using cash flow generated from operations and its $200 million facility to repay the $57.4 million debt maturity in July. The Company currently has, and anticipates it will continue to have, capacity under its $200 million facility and cash on hand to repay the $57.4 million of debt maturity in July 2009. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company.
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of March 29, 2009, $591.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $657.1 million was financed through publicly offered debt. The Company had capital lease obligations of $65.7 million as of March 29, 2009. There were no amounts outstanding on the $200 million facility as of March 29, 2009.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments and income tax payments.
A summary of activity for Q1 2009 and Q1 2008 follows:

	First Quarter
In Millions	2009	2008

Cash Sources
Cash provided by operating activities (excluding income tax payments)	$2.5	$—
Proceeds from lines of credit, net	—	34.7
Proceeds from the sale of property, plant and equipment	.1	.2

Total cash sources	$2.6	$34.9

Cash Uses
Cash used in operating activities	$—	$16.3
Capital expenditures	6.2	14.8
Investment in plastic bottle manufacturing cooperative	—	.7
Payment of debt and capital lease obligations	.6	.6
Dividends	2.3	2.3
Income tax payments	.8	—
Other	.1	.1

Total cash uses	$10.0	$34.8

Increase (decrease) in cash	$(7.4)	$.1

Investing Activities
Additions to property, plant and equipment during Q1 2009 were $6.2 million compared to $14.8 million during Q1 2008. Capital expenditures during Q1 2009 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2009 will be in the range of $45 million to $60 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into a $200 million facility replacing its $100 million credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from Central States would be excluded from the calculations of the financial covenants to the extent they are recognized before March 29, 2009 and do not exceed $15 million. See Note 18 to the consolidated financial statements for additional details on the withdrawal. The Company is currently in compliance with these covenants and the amendment to the $200 million facility. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. There were no amounts outstanding under the $200 million facility at March 29, 2009, December 28, 2008 and March 30, 2008.
The Company borrows periodically under an uncommitted line of credit provided from a bank participating in the $200 million facility. This uncommitted line of credit made available at the discretion of the participating bank was temporarily terminated in the fourth quarter of 2008. In January 2009, the participating bank reinstated their uncommitted line of credit for $65 million. This uncommitted line of credit was terminated after March 29, 2009. There were no amounts outstanding under uncommitted lines of credit at March 29, 2009.
In April 2009, the Company issued $110 million of 7% Senior Notes due in 2019. The proceeds plus cash on hand were used to repay a $119.3 million debt maturity on May 1, 2009.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.
At March 29, 2009, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2
The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings from the prior year and the credit ratings are currently stable.

The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $40.3 million of debt and related lease obligations for these entities as of March 29, 2009. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of March 29, 2009, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $69.2 million including the Company’s equity interests. See Note 14 to the consolidated financial statements for additional information about these entities.
Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of March 29, 2009:

	Payments Due by Period
		Apr. 2009-	Apr. 2010-	Apr. 2012-	After
In Thousands	Total	Mar. 2010	Mar. 2012	Mar. 2014	Mar. 2014

Contractual obligations:
Total debt, net of interest	$591,450	$66,693	$—	$150,000	$374,757
Capital lease obligations, net of interest	65,681	3,557	7,762	8,634	45,728
Estimated interest on long-term debt and capital lease obligations (1)	231,129	35,059	65,763	54,978	75,329
Purchase obligations (2)	483,884	93,655	187,310	187,310	15,609
Other long-term liabilities (3)	109,086	7,441	14,521	13,631	73,493
Operating leases	20,480	3,521	4,988	3,145	8,826
Long-term contractual arrangements (4)	25,319	6,876	11,146	6,988	309
Postretirement obligations	37,068	2,291	4,811	5,200	24,766
Purchase orders (5)	34,579	34,579	—	—	—

Total contractual obligations	$1,598,676	$253,672	$296,301	$429,886	$618,817

(1)	Includes interest payments based on contractual terms, current interest rates for variable rate debt and interest related to the $110 million Senior Notes issued in April 2009.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $9.3 million of unrecognized income tax benefits including accrued interest as of March 29, 2009 (included in other long-term liabilities in the table above) of which $8.3 million would affect the Company’s effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce unrecognized tax benefits. The Company cannot reasonably estimate the change in the amount of unrecognized tax benefits until further information is made available during the progress of the audits. See Note 15 to the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of March 29, 2009, the Company has $19.2 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company has not contributed to its two Company-sponsored pension plans in Q1 2009. The Company anticipates that it will be required to make contributions to its two Company-sponsored pension plans in 2009. Based on information currently available, the Company estimates cash contributions in the remainder of 2009 will be in the range of $8 million to $12 million. Postretirement medical care payments are expected to be approximately $2.3 million in 2009. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.9 million and $.4 million during Q1 2009 and in Q1 2008, respectively.
The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.6% as of March 29, 2009 compared to 5.9% as of December 28, 2008 and 5.9% as of March 30, 2008. Approximately 4.6% of the Company’s debt and capital lease obligations of $657.1 million as of March 29, 2009 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
Fuel Hedging
The Company uses derivative instruments to hedge all of the Company’s projected diesel fuel purchases for 2009 and 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.
The net impact of the Company’s fuel hedging program was to decrease fuel costs by $1.5 million and $.2 million in Q1 2009 and Q1 2008, respectively.
In October 2008, the Company entered into derivative contracts to hedge all of its projected diesel fuel purchases for 2009 establishing an upper and lower limit on the Company’s price of diesel fuel.
In February 2009, the Company entered into derivative contracts to hedge all of its projected diesel purchases for 2010 establishing an upper limit on the Company’s price of diesel fuel.
Aluminum Hedging
At the end of Q1 2009, the Company began using derivative instruments to hedge 75% of the Company’s projected 2010 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.
The net impact of the Company’s aluminum hedging program was to decrease cost of sales by $.7 million in Q1 2009.
Subsequent to Q1 2009, the Company entered into derivative contracts to hedge 75% of the Company’s projected 2011 aluminum purchase requirements.

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of March 29, 2009;

•	the Company’s belief that cash contributions in 2009 to its two Company-sponsored pension plans will be in the range of $8 million to $12 million;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $2.3 million in 2009;

•	the Company’s expectation that additions to property, plant and equipment in 2009 will be in the range of $45 million to $60 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that unrecognized tax benefits may be reduced over the next 12 months as a result of tax audits;

•
the Company’s expectation that it will use cash flow generated from operations, its $200 million credit facility and the proceeds from the $110 million Senior Notes offering in April 2009 to repay or refinance debentures maturing in May 2009 and July 2009;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $21 million assuming flat volume;

•	the Company’s anticipation that pension expense related to the two Company’s sponsored pension plans is estimated to be approximately $11.6 million in 2009;

•	the Company’s anticipation that the suspension of matching contributions to its 401(k) Savings Plan will reduce benefit costs by approximately $7 million in 2009;

•
the Company’s expectation that its overall bottle/can revenue will be primarily dependent upon continued growth in diet sparkling products, sports drinks, enhanced water and energy products, the introduction of new products and the pricing of brands and packages within channels;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue; and

•	the Company’s belief that its restructuring plan in 2008 will continue to result in substantial cost savings.
These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Part II, Item 1A. of this Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of March 29, 2009. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 4.6% of the Company’s debt and capital lease obligations of $657.1 million as of March 29, 2009 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of March 29, 2009, interest expense for the following twelve months would increase by approximately $.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt and variable rate leases. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $21 million assuming flat volume.
The Company uses derivative instruments to hedge all of the Company’s projected diesel fuel purchases for 2009 and 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.
At the end of Q1 2009, the Company began using derivative instruments to hedge 75% of its projected 2010 aluminum purchase requirements. Subsequent to Q1 2009, the Company entered into derivative contracts to hedge 75% of the Company’s projected 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Company’s Common Stock. The shares of Common Stock were issued to The Coca-Cola Company without registration under Section 3(a)(9) of the Securities Act.
On March 4, 2009, 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and were issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services in 2008 as Chairman of the Board of Directors and Chief Executive Officer of the Company. The shares of Class B Common Stock were issued to Mr. Harrison, III without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

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

10.1
Amended and Restated Stock Rights and Restriction Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company and J. Frank Harrison, III, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).

10.2
Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).

10.3
Lease Agreement, dated March 23, 2009, between the Company and Harrison Limited Partnership One, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).

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

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 8, 2009	By:	/s/ James E. Harris

James E. Harris
Principal Financial Officer of the Registrant
and
Senior Vice President and Chief Financial Officer

Date: May 8, 2009	By:	/s/ William J. Billiard

William J. Billiard
Principal Accounting Officer of the Registrant
and
Vice President, Controller and Chief Accounting Officer