Form 10-Q
period 2009-06-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2009-08-07
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
Yes ☐      No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,021,882

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2009	2008	2009	2008
Net sales	$377,749	$396,003	$714,010	$733,677
Cost of sales	217,622	224,123	406,754	421,879

Gross margin	160,127	171,880	307,256	311,798
Selling, delivery and administrative expenses	129,449	135,673	255,437	271,916

Income from operations	30,678	36,207	51,819	39,882

Interest expense	9,935	9,949	19,193	20,383

Income before income taxes	20,743	26,258	32,626	19,499
Income tax provision	7,825	9,743	10,885	7,658

Net income	12,918	16,515	21,741	11,841
Less: Net income attributable to the noncontrolling interest	731	1,360	1,023	1,021

Net income attributable to Coca-Cola Bottling Co. Consolidated	$12,187	$15,155	$20,718	$10,820

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.33	$1.66	$2.26	$1.18

Weighted average number of Common Stock shares outstanding	7,141	6,644	6,999	6,644

Class B Common Stock	$1.33	$1.66	$2.26	$1.18

Weighted average number of Class B Common Stock shares outstanding	2,022	2,500	2,164	2,500

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.32	$1.65	$2.25	$1.18

Weighted average number of Common Stock shares outstanding — assuming dilution	9,203	9,164	9,189	9,157

Class B Common Stock	$1.32	$1.65	$2.25	$1.18

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,062	2,520	2,190	2,513

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	June 28,	Dec. 28,	June 29,
	2009	2008	2008
ASSETS

Current Assets:
Cash and cash equivalents	$33,453	$45,407	$9,323
Restricted cash	4,500	—	—
Accounts receivable, trade, less allowance for doubtful accounts of $2,101, $1,188 and $916, respectively	103,971	99,849	118,292
Accounts receivable from The Coca-Cola Company	22,721	3,454	17,243
Accounts receivable, other	15,576	12,990	11,381
Inventories	77,385	65,497	69,467
Prepaid expenses and other current assets	32,753	21,121	22,645

Total current assets	290,359	248,318	248,351

Property, plant and equipment, net	325,820	338,156	358,799
Leased property under capital leases, net	53,906	66,730	68,797
Other assets	41,454	33,937	38,058
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	5,630	5,910	4,082

Total	$1,339,890	$1,315,772	$1,340,808

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	June 28,	Dec. 28,	June 29,
	2009	2008	2008
LIABIILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$2,440	$176,693	$119,253
Current portion of obligations under capital leases	3,674	2,781	2,690
Accounts payable, trade	42,843	42,383	45,457
Accounts payable to The Coca-Cola Company	50,054	35,311	40,882
Other accrued liabilities	77,762	57,504	56,321
Accrued compensation	19,965	23,285	14,446
Accrued interest payable	7,451	8,139	7,504

Total current liabilities	204,189	346,096	286,553

Deferred income taxes	139,328	139,338	169,664
Pension and postretirement benefit obligations	102,790	107,005	34,452
Other liabilities	108,098	107,037	96,311
Obligations under capital leases	61,217	74,833	76,246
Long-term debt	577,848	414,757	502,197

Total liabilities	1,193,470	1,189,066	1,165,423

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821, 9,706,051 and 9,706,051 shares, respectively	10,204	9,706	9,706
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,649,996, 3,127,766 and 3,127,766 shares, respectively	2,649	3,127	3,127
Capital in excess of par value	103,562	103,582	102,449
Retained earnings	95,158	79,021	85,322
Accumulated other comprehensive loss	(55,319)	(57,873)	(12,991)

	156,254	137,563	187,613

Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	95,000	76,309	126,359
Noncontrolling interest	51,420	50,397	49,026

Total equity	146,420	126,706	175,385

Total	$1,339,890	$1,315,772	$1,340,808

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity
Balance on December 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504	$48,005	$168,509
Comprehensive income:
Net income				10,820			10,820	1,021	11,841
Foreign currency translation adjustments, net of tax					7		7		7
Pension and postretirement benefit adjustments, net of tax					(133)		(133)		(133)

Total comprehensive income							10,694	1,021	11,715
Adjustment to change measurement date for SFAS No. 158, net of tax				(153)	(114)		(267)		(267)
Cash dividends paid Common ($.50 per share)				(3,322)			(3,322)		(3,322)
Class B Common ($.50 per share)				(1,250)			(1,250)		(1,250)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—

Balance on June 29, 2008	$9,706	$3,127	$102,449	$85,322	$(12,991)	$(61,254)	$126,359	$49,026	$175,385

Balance on December 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706
Comprehensive income:
Net income				20,718			20,718	1,023	21,741
Foreign currency translation adjustments, net of tax					(2)		(2)		(2)
Pension and postretirement benefit adjustments, net of tax					2,556		2,556		2,556

Total comprehensive income							23,272	1,023	24,295
Cash dividends paid Common ($.50 per share)				(3,446)			(3,446)		(3,446)
Class B Common ($.50 per share)				(1,135)			(1,135)		(1,135)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on June 28, 2009	$10,204	$2,649	$103,562	$95,158	$(55,319)	$(61,254)	$95,000	$51,420	$146,420

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Half
	2009	2008
Cash Flows from Operating Activities
Net income	$21,741	$11,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30,415	33,649
Amortization of intangibles	280	220
Deferred income taxes	640	7,658
Losses on sale of property, plant and equipment	355	851
Amortization of debt costs	1,218	1,225
Amortization of deferred gain related to terminated interest rate agreements	(1,468)	(853)
Stock compensation expense	1,164	—
Increase in current assets less current liabilities	(8,987)	(34,324)
Increase in other noncurrent assets	(7,552)	(2,490)
Decrease in other noncurrent liabilities	(9,684)	(2,580)
Other	(3)	(152)

Total adjustments	6,378	3,204

Net cash provided by operating activities	28,119	15,045

Cash Flows from Investing Activities
Additions to property, plant and equipment	(17,224)	(31,570)
Proceeds from the sale of property, plant and equipment	371	266
Investment in a plastic bottle manufacturing cooperative	—	(968)
Investment in restricted cash	(4,500)	—

Net cash used in investing activities	(21,353)	(32,272)

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt, net	108,062	—
Borrowing under revolving credit facility	—	30,000
Repayment — current portion of long-term debt	(119,253)	—
Repayments of lines of credit	—	(7,400)
Cash dividends paid	(4,581)	(4,572)
Principal payments on capital lease obligations	(1,480)	(1,279)
Payments for the termination of interest rate lock agreements	(340)	—
Debt issuance costs paid	(1,042)	—
Other	(86)	(70)

Net cash provided by (used in) financing activities	(18,720)	16,679

Net decrease in cash	(11,954)	(548)
Cash at beginning of period	45,407	9,871

Cash at end of period	$33,453	$9,323

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,130	$1,171
Capital lease obligations incurred	660	—
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
Effective December 29, 2008, the beginning of the first quarter of 2009, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a noncontrolling interest. Noncontrolling interest income of $.7 million in the second quarter of 2009 (“Q2 2009”), $1.0 million in the first half of 2009 (“YTD 2009”), $1.4 million in the second quarter of 2008 (“Q2 2008”) and $1.0 million in the first half of 2008 (“YTD 2008”) have been reclassified to be included in net income on the Company’s consolidated statement of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statement of operations. Noncontrolling interest related to Piedmont totaled $51.4 million, $50.4 million and $49.0 million at June 28, 2009, December 28, 2008 and June 29, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.
Management evaluated all activity of the Company through August 7, 2009 (the issue date of the Company’s consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
1. Significant Accounting Policies
During Q2 2009, the Company’s provider of property and casualty insurance requested the Company increase the face amount of the letters of credit the Company is required to provide for the property and casualty insurance programs. Simultaneously with the required increase in the letters of credit, the Company was required to maintain $4.5 million in a separate bank account as collateral for these letters of credit which was recorded as restricted cash.
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
Noncontrolling interest as of June 28, 2009, December 28, 2008 and June 29, 2008 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.
4. Inventories
Inventories were summarized as follows:

	June 28,	Dec. 28,	June 29,
In Thousands	2009	2008	2008

Finished products	$48,608	$36,418	$43,652
Manufacturing materials	8,863	12,620	8,431
Plastic shells, plastic pallets and other inventories	19,914	16,459	17,384

Total inventories	$77,385	$65,497	$69,467

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	June 28,	Dec. 28,	June 29,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Land	$12,167	$12,167	$12,278
Buildings	109,886	109,384	111,104	10-50 years
Machinery and equipment	121,862	118,934	117,176	5-20 years
Transportation equipment	176,603	176,084	178,142	4-17 years
Furniture and fixtures	37,615	38,254	38,691	4-10 years
Cold drink dispensing equipment	309,564	319,188	328,683	6-15 years
Leasehold and land improvements	60,818	60,142	60,877	5-20 years
Software for internal use	63,693	59,786	54,156	3-10 years
Construction in progress	4,411	4,891	5,101

Total property, plant and equipment, at cost	896,619	898,830	906,208
Less: Accumulated depreciation and amortization	570,799	560,674	547,409

Property, plant and equipment, net	$325,820	$338,156	$358,799

Depreciation and amortization expense was $30.4 million and $33.6 million in YTD 2009 and YTD 2008, respectively. These amounts included amortization expense for leased property under capital leases.
The Company changed the useful lives of certain cold drink dispensing equipment from thirteen to fifteen years in the first quarter of 2009 (“Q1 2009”) to better reflect actual useful lives. The change in useful lives reduced depreciation expense in Q2 2009 and YTD 2009 by $0.9 million and $2.1 million, respectively.
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	June 28,	Dec. 28,	June 29,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Leased property under capital leases	$76,877	$88,619	$88,619	3-20 years
Less: Accumulated amortization	22,971	21,889	19,822

Leased property under capital leases, net	$53,906	$66,730	$68,797

As of June 28, 2009, real estate represented $53.3 million of the leased property under capital leases and $51.6 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
The Company modified a related party lease and terminated a second lease in Q1 2009. See Note 19 to the consolidated financial statements for additional information on the lease modification.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
7. Franchise Rights and Goodwill
There was no change in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2009, the Company believes it has not experienced any events or changes in circumstances that indicate the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not performed an interim impairment test during YTD 2009 and has not recognized any impairments of franchise rights or goodwill.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	June 28,	Dec. 28,	June 29,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Other identifiable intangible assets	$8,665	$8,909	$6,599	1-20 years
Less: Accumulated amortization	3,035	2,999	2,517

Other identifiable intangible assets, net	$5,630	$5,910	$4,082

Other identifiable intangible assets primarily represent customer relationships and distribution rights.
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	June 28,	Dec. 28,	June 29,
In Thousands	2009	2008	2008

Accrued marketing costs	$10,222	$9,001	$9,173
Accrued insurance costs	18,898	17,132	15,068
Accrued taxes (other than income taxes)	2,762	374	3,048
Accrued income taxes	4,610	—	2,503
Employee benefit plan accruals	13,652	8,626	7,221
Checks and transfers yet to be presented for payment from zero balance cash account	16,214	11,074	10,840
All other accrued liabilities	11,404	11,297	8,468

Total other accrued liabilities	$77,762	$57,504	$56,321

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
Debt was summarized as follows:

		Interest	Interest	June 28,	Dec. 28,	June 29,
In Thousands	Maturity	Rate	Paid	2009	2008	2008

Revolving Credit Facility	2012	—	Varies	$—	$—	$30,000

Debentures	2009	7.20%	Semi-annually	57,440	57,440	57,440

Debentures	2009	6.375%	Semi-annually	—	119,253	119,253

Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000

Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000

Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757

Senior Notes	2019	7.00%	Semi-annually	110,000	—	—

Unamortized discount on Senior Notes	2019			(1,909)	—	—

				580,288	591,450	621,450
Less: Current portion of debt				2,440	176,693	119,253

Long-term debt				$577,848	$414,757	$502,197

On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States Pension Fund (“Central States”) would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. See Note 18 to the consolidated financial statements for additional details on the withdrawal from Central States. The Company is currently in compliance with these covenants as amended by the amendment to the $200 million facility. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On June 28, 2009 and December 28, 2008, the Company had no outstanding borrowings under the $200 million facility.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On June 29, 2008, the Company had $30.0 million outstanding under the $200 million facility. On July 1, 2009 the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due 2009. As the $200 million facility does not mature until March 2012, the portion of the 7.20% Debentures due 2009 refinanced prior to the release of the June 28, 2009 consolidated financial statements has been classified as long-term as of June 28, 2009. The $2.4 million of the 7.20% Debentures due 2009 paid with cash on hand has been classified as current as of June 28, 2009.
In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019. The proceeds plus cash on hand were used on May 1, 2009 to repay at maturity the $119.3 million outstanding 6.375% Debentures due 2009.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 5.7%, 5.9% and 5.4% for its debt and capital lease obligations as of June 28, 2009, December 28, 2008 and June 29, 2008, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7% for YTD 2009 compared to 5.8% for YTD 2008. As of June 28, 2009, approximately 4.6% of the Company’s debt and capital lease obligations of $645.2 million was subject to changes in short-term interest rates.
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for previously accrued interest receivable, the Company is amortizing the gain of $5.1 million over the remaining term of the underlying debt. During YTD 2009, $.8 million of the gain was amortized. The remaining amount to be amortized is $3.9 million. All of the Company’s interest rate swap agreements were LIBOR-based.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
Interest rate swap agreements were summarized as follows:

	June 28, 2009		December 28, 2008		June 29, 2008
	Notional	Remaining	Notional	Remaining	Notional	Remaining
In Thousands	Amount	Term	Amount	Term	Amount	Term

Interest rate swap agreement — floating	—	—	—	—	$50,000	0.9 years
Interest rate swap agreement — floating	—	—	—	—	50,000	1.0 years
Interest rate swap agreement — floating	—	—	—	—	50,000	4.4 years
Interest rate swap agreement — floating	—	—	—	—	25,000	0.8 years
Interest rate swap agreement — floating	—	—	—	—	25,000	6.8 years
Interest rate swap agreement — floating	—	—	—	—	25,000	4.4 years
The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company uses several different financial institutions for interest rate derivative agreements and commodity derivative instruments, described below, to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company has master agreements with the counterparties to its derivative financial agreements that provided for net settlement of the derivative transactions.
Commodities
The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are used as “economic hedges” to manage certain commodity risk. Currently the Company has derivative instruments to hedge its projected diesel fuel and aluminum purchase requirements. These derivative instruments are marked to market on a periodic basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlement of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.
The Company uses derivative instruments to hedge essentially all of its projected diesel fuel purchases for 2009 and 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. At the end of Q1 2009, the Company began using derivative instruments to hedge approximately 75% of the Company’s projected 2010 aluminum purchase requirements. During Q2 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The following summarizes Q2 2009 and Q2 2008 net gains on the Company’s fuel and aluminum derivative financial instruments and the classification of such net gain in the consolidated statement of operations:

		Second Quarter
In Thousands	Classification of Gain	2009	2008

Fuel Hedges	Selling, delivery and administrative expenses	$1,158	$1,549
Aluminum Hedges	Cost of sales	3,223	—

Total Gain		$4,381	$1,549

The following summarizes YTD 2009 and YTD 2008 net gains on the Company’s fuel and aluminum derivative financial instruments and the classification of such net gain in the consolidated statement of operations:

		First Half
In Thousands	Classification of Gain	2009	2008

Fuel Hedges	Selling, delivery and administrative expenses	$2,609	$1,789
Aluminum Hedges	Cost of sales	3,886	—

Total Gain		$6,495	$1,789

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of June 28, 2009:

		June 28,
In Thousands	Balance Sheet Classification	2009

Assets
Fuel hedges at fair market value	Prepaid and other assets	$1,434
Aluminum hedges at fair market value	Prepaid and other assets	3,886
Unamortized cost of fuel hedging agreements	Prepaid and other assets	1,241
Unamortized cost of aluminum hedging agreements	Prepaid and other assets	3,651
The following table summarizes the Company’s outstanding derivative agreements as of June 28, 2009:

	Notional	Latest
In Thousands	Amount	Maturity
Fuel hedging agreements	$23,348	December 2010
Aluminum hedging agreements	53,253	December 2011
12. Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable
The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
Public Debt Securities
The fair values of the Company’s public debt securities are based on estimated current market prices.
Non-Public Variable Rate Debt
The carrying amounts of the Company’s variable rate borrowings approximate their fair values.
Deferred Compensation Plan Assets/Liabilities
The fair values of deferred compensation plan assets and liabilities, which are held in mutual funds, are based upon the quoted market value of the securities held within the mutual funds.
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
The carrying amounts and fair values of the Company’s debt, deferred compensation plan, derivative financial instruments and letters of credit were as follows:

	June 28, 2009		December 28, 2008		June 29, 2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$580,288	$590,931	$591,450	$559,963	$591,450	$563,915
Non-public variable rate debt	—	—	—	—	30,000	30,000
Deferred compensation plan assets/liabilities	6,810	6,810	5,446	5,446	7,120	7,120
Interest rate swap agreements	—	—	—	—	(3,242)	(3,242)
Fuel hedging agreements	(1,434)	(1,434)	1,985	1,985	(1,143)	(1,143)
Aluminum hedging agreements	(3,886)	(3,886)	—	—	—	—
Letters of credit	—	22,429	—	19,274	—	19,450

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
On September 18, 2008, the Company terminated all of its outstanding interest rate swap agreements. The fair value of interest rate swap agreements at June 29, 2008 represented the estimated amount the Company would have received upon termination of these agreements.
The fair values of the fuel hedging agreements at December 28, 2008 represented the estimated amount the Company would have paid upon termination of these agreements. The fair value of the fuel hedging agreements at June 28, 2009 and June 29, 2008 represented the estimated amount the Company would have received upon termination of these agreements.
The fair value of the aluminum hedging agreements at June 28, 2009 represented the estimated amount the Company would have received upon termination of these agreements.
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS No. 157”) as of December 31, 2007, the beginning of the first quarter of 2008, and there was no material impact to the consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no material impact of the adoption of SFAS No. 157 for nonfinancial assets and liabilities in Q1 2009, but such adoption could have a material effect in the future. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, aluminum hedging agreements, fuel hedging agreements and interest rate swap agreements for the categories above:

	June 28, 2009		December 28, 2008		June 29, 2008
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$6,810		$5,446		$7,120
Aluminum hedging agreements		$3,886
Fuel hedging agreements		1,434				$1,143
Interest rate swap agreements						3,242
Liabilities
Deferred compensation plan liabilities	6,810		5,446		7,120
Fuel hedging agreements				$1,985
The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.
The Company’s fuel hedging agreements are based upon NYMEX rates that are observable and quoted periodically over the full term of the agreements and are considered Level 2 items.
The Company’s aluminum hedging agreements are based upon LME rates that are observable and quoted periodically over the full term of the agreements and are considered Level 2 items.
The Company’s interest rate swap agreements were fair value hedges, as a result the Company received fixed and paid variable rates based on LIBOR swap rates. LIBOR swap rates were observable and quoted periodically over the full term of the agreements and were considered Level 2 items.
The Company does not have Level 3 assets or liabilities.
13. Other Liabilities
Other liabilities were summarized as follows:

	June 28,	Dec. 28,	June 29,
In Thousands	2009	2008	2008

Accruals for executive benefit plans	$81,236	$77,299	$78,084
Other	26,862	29,738	18,227

Total other liabilities	$108,098	$107,037	$96,311

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $39.2 million, $39.9 million and $43.2 million as of June 28, 2009, December 28, 2008 and June 29, 2008, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products which adequately mitigate the risk of material loss from the Company’s guarantees.
In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on June 28, 2009 would have been $25.2 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $30.8 million for SAC and $38.6 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of June 28, 2009, SAC had total assets of approximately $42 million and total debt of approximately $20 million. SAC had total revenues for YTD 2009 of approximately $83 million. As of June 28, 2009, Southeastern had total assets of approximately $403 million and total debt of approximately $228 million. Southeastern had total revenue for YTD 2009 of approximately $289 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On June 28, 2009, these letters of credit totaled $22.4 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning Q2 2009.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of June 28, 2009 amounted to $24.2 million and expire at various dates through 2017.

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
15. Income Taxes
The Company’s effective income tax rate for YTD 2009 and YTD 2008 was 34.4% and 41.4%, respectively. The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2009	2008

Statutory expense	$11,061	$6,467
State income taxes, net of federal effect	1,376	805
Manufacturing deduction benefit	(845)	(333)
Meals and entertainment	624	339
Adjustment for uncertain tax positions	(1,686)	(83)
Other, net	355	463

Income tax expense	$10,885	$7,658

The Company had $10.5 million of unrecognized tax benefits, including accrued interest as of December 28, 2008, of which $9.4 million would affect the Company’s effective tax rate if recognized. As of June 28, 2009, the Company had $9.3 million of unrecognized tax benefits, including accrued interest, of which $8.3 million would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce unrecognized tax benefits. The Company cannot reasonably estimate the change in the amount of unrecognized tax benefits until further information is made available during the progress of the audits.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2008, the Company had approximately $2.5 million of accrued interest related to uncertain tax positions. As of June 28, 2009, the Company had approximately $1.9 million of accrued interest related to uncertain tax positions. Income tax expense included an interest credit of approximately $.6 million in YTD 2009 and interest expense of approximately $.2 million in YTD 2008.

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
A summary of accumulated other comprehensive loss for Q2 2009 and Q2 2008 follows:

	March 29,	Pre-tax	Tax	June 28,
In Thousands	2009	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(55,299)	$2,339	$(920)	$(53,880)
Prior service costs	(42)	4	(2)	(40)
Net postretirement benefits activity:
Actuarial loss	(9,494)	218	(85)	(9,361)
Prior service costs	8,189	(447)	175	7,917
Transition asset	37	(7)	3	33
Foreign currency translation adjustment	8	7	(3)	12

Total	$(56,601)	$2,114	$(832)	$(55,319)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss

	March 30,	Pre-tax	Tax	June 29,
In Thousands	2008	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,593)	$111	$(43)	$(12,525)
Prior service costs	(52)	4	(1)	(49)
Net postretirement benefits activity:
Actuarial loss	(9,646)	229	(88)	(9,505)
Prior service costs	9,283	(446)	172	9,009
Transition asset	53	(6)	2	49
Foreign currency translation adjustment	30	—	—	30

Total	$(12,925)	$(108)	$42	$(12,991)

A summary of accumulated other comprehensive loss for YTD 2009 and YTD 2008 follows:

	Dec. 28,	Pre-tax	Tax	June 28,
In Thousands	2008	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(56,717)	$4,678	$(1,841)	$(53,880)
Prior service costs	(45)	8	(3)	(40)
Net postretirement benefits activity:
Actuarial loss	(9,625)	435	(171)	(9,361)
Prior service costs	8,459	(893)	351	7,917
Transition asset	41	(13)	5	33
Foreign currency translation adjustment	14	(3)	1	12

Total	$(57,873)	$4,212	$(1,658)	$(55,319)

		Application of
	Dec. 30,	SFAS No. 158	Pre-tax	Tax	June 29,
In Thousands	2007	After tax (1)	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,684)	$23	$222	$(86)	$(12,525)
Prior service costs	(55)	1	8	(3)	(49)
Net postretirement benefits activity:
Actuarial loss	(9,928)	141	458	(176)	(9,505)
Prior service costs	9,833	(275)	(892)	343	9,009
Transition asset	60	(4)	(12)	5	49
Foreign currency translation adjustment	23	—	12	(5)	30

Total	$(12,751)	$(114)	$(204)	$78	$(12,991)

(1)	See Note 18 of the consolidated financial statements for additional information.

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
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2009 and YTD 2008, dividends of $.50 per share were declared and paid on both Common Stock and Class B Common Stock.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
A summary of the restricted stock award was as follows:

Potential
			Annual	First Half
	Shares	Grant-Date	Compensation	Compensation
Year	Awarded	Price	Expense	Expense

2008	20,000	$56.50	$1,130,000	—
As of the end of Q2 2008, the Company estimated it would not achieve at least 80% of the overall goal achievement factor in the Company’s 2008 Annual Bonus Plan required for the restricted stock award to vest. Accordingly, the estimated expense recorded in the first quarter of 2008 was reversed in Q2 2008 based upon the Company’s estimate. The Company reimbursed Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement was met and the shares were issued. The Company accrued the estimated cost of the income tax reimbursement over the one-year service period.
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
Each annual 40,000 unit tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 40,000 unit tranche is considered to have its own service inception date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee of the Board of Directors in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, III to participate in dividends or voting rights until each installment has vested and the shares are issued. Mr. Harrison, III may satisfy tax withholding requirements in whole or in part by requiring the Company to settle in cash such number of Units otherwise payable in Class B Common Stock to meet the maximum statutory tax withholding requirements.
Compensation expense recognized in YTD 2009 was $1.2 million, which was based upon a share price of $58.18 on June 26, 2009.
On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Company’s Common Stock.
The increase in the total number of shares outstanding in YTD 2009 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award. The increase in the number of shares of Common Stock outstanding in YTD 2009 was due to the conversion by The Coca-Cola Company of 497,670 shares of

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
Class B Common Stock into 497,670 shares of Common Stock plus the conversion of another 100 shares of Class B Common Stock into 100 shares of Common Stock. The decrease in the number of shares of Class B Common Stock outstanding in YTD 2009 was due to the conversion by The Coca-Cola Company of 497,670 shares of Class B Common Stock into 497,670 shares of Common Stock plus the conversion of another 100 shares of Class B Common Stock into 100 shares of Common Stock, offset by the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.
The increase in the total number of shares outstanding in YTD 2008 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.
18. Benefit Plans
Recently Adopted Pronouncement
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS No. 158”), which was effective for the year ending December 31, 2006 except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which was effective for the year ending December 28, 2008. The Company adopted the measurement date provisions of SFAS No. 158 on the first day of the first quarter of 2008 and used the “one measurement” approach. The incremental effect of applying the measurement date provisions on the balance sheet in the first quarter of 2008 was as follows:

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The components of net periodic pension cost (income) were as follows:

	Second Quarter		First Half
In Thousands	2009	2008	2009	2008

Service cost	$22	$20	$45	$41
Interest cost	2,789	2,702	5,577	5,403
Expected return on plan assets	(2,270)	(3,411)	(4,540)	(6,821)
Amortization of prior service cost	4	4	8	8
Recognized net actuarial loss	2,339	111	4,678	222

Net periodic pension cost (income)	$2,884	$(574)	$5,768	$(1,147)

The Company did not contribute to its Company-sponsored pension plans during YTD 2009. The Company expects contributions to its two Company-sponsored pension plans during the remainder of 2009 to range from $8 million to $12 million.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.
The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2009	2008	2009	2008

Service cost	$157	$128	$315	$212
Interest cost	558	536	1,115	1,105
Amortization of unrecognized transitional assets	(7)	(6)	(13)	(12)
Recognized net actuarial loss	218	229	435	610
Amortization of prior service cost	(447)	(446)	(893)	(892)

Net periodic postretirement benefit cost	$479	$441	$959	$1,023

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. Matching contributions under this plan were $2.3 million and $5.2 million in YTD 2009 and YTD 2008, respectively. The Company suspended matching contributions to the 401(k) Savings Plan effective April 1, 2009.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
Multi-Employer Benefits
The Company entered into a new agreement in the third quarter of 2008 when one of its collective bargaining contracts expired in July 2008. The new agreement allows the Company to freeze its liability to Central States, a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7%, that will be paid to Central States and was recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years. In addition, the Company will also make future contributions on behalf of these employees to Southern States.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of June 28, 2009, The Coca-Cola Company had a 27.1% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2009	2008

Payments by the Company for concentrate, syrup, sweetener and other purchases	$176.9	$188.1
Marketing funding support payments to the Company	22.8	27.1

Payments by the Company net of marketing funding support	$154.1	$161.0

Payments by the Company for customer marketing programs	$25.2	$24.4
Payments by the Company for cold drink equipment parts	3.4	3.5
Fountain delivery and equipment repair fees paid to the Company	5.8	4.8
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.0	2.0
Sales of finished products to The Coca-Cola Company	1.1	5.3

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $26.5 million and $20.2 million in YTD 2009 and YTD 2008, respectively. Purchases from CCE under this arrangement were $6.4 million and $10.7 million in YTD 2009 and YTD 2008, respectively. The Coca-Cola Company has significant equity interests in the

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
Company and CCE. As of June 28, 2009, CCE held approximately 6% of the Company’s outstanding Common Stock and held no shares of the Company’s Class B Common Stock.
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
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $65.0 million and $76.6 million in YTD 2009 and YTD 2008, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.6 million in YTD 2009 and $.7 million in YTD 2008. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $20.2 million as of June 28, 2009. The Company’s equity investment in SAC was $5.6 million, $4.1 million and $4.1 million as of June 28, 2009, December 28, 2008 and June 29, 2008, respectively.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $33.7 million and $35.1 million in YTD 2009 and YTD 2008, respectively. In connection with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $19.0 million as of June 28, 2009. The Company’s equity investment in one of these entities, Southeastern, was $13.3 million, $11.0 million and $11.0 million as of June 28, 2009, December 28, 2008 and June 29, 2008, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of June 28, 2009.
The Company recorded an adjustment to increase its equity investment in Southeastern in Q2 2008 which resulted in a nonrecurring pre-tax credit of $2.6 million. This adjustment was based on information received from Southeastern during that quarter and reflected a higher share of Southeastern’s retained earnings compared to the amount previously recorded. The Company classifies its equity in earnings of Southeastern in cost of sales consistent with the classification of purchases from Southeastern.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. The current lease expires on December 31, 2010. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. On March 23, 2009, the Company modified the lease agreement (new terms to begin January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of June 28, 2009 was $29.7 million. Rental payments related to this lease were $1.7 million and $1.9 million in YTD 2009 and YTD 2008, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of June 28, 2009 was $31.8 million. Rental payments related to the lease were $1.9 million in both YTD 2009 and YTD 2008.
20. Net Sales by Product Category
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2009	2008	2009	2008

Bottle/can sales:
Sparkling beverages (including energy products)	$256,744	$269,989	$492,199	$504,541
Still beverages	60,185	66,404	106,935	119,860

Total bottle/can sales	316,929	336,393	599,134	624,401

Other sales:
Sales to other Coca-Cola bottlers	35,478	35,097	66,611	63,125
Post-mix and other	25,342	24,513	48,265	46,151

Total other sales	60,820	59,610	114,876	109,276

Total net sales	$377,749	$396,003	$714,010	$733,677

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2009	2008	2009	2008

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$12,187	$15,155	$20,718	$10,820
Less dividends:
Common Stock	1,785	1,661	3,499	3,322
Class B Common Stock	505	625	1,082	1,250

Total undistributed earnings	$9,897	$12,869	$16,137	$6,248

Common Stock undistributed earnings — basic	$7,713	$9,351	$12,326	$4,540
Class B Common Stock undistributed earnings — basic	2,184	3,518	3,811	1,708

Total undistributed earnings — basic	$9,897	$12,869	$16,137	$6,248

Common Stock undistributed earnings — diluted	$7,680	$9,330	$12,291	$4,533
Class B Common Stock undistributed earnings — diluted	2,217	3,539	3,846	1,715

Total undistributed earnings — diluted	$9,897	$12,869	$16,137	$6,248

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,661	$3,499	$3,322
Common Stock undistributed earnings — basic	7,713	9,351	12,326	4,540

Numerator for basic net income per Common Stock share	$9,498	$11,012	$15,825	$7,862

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$505	$625	$1,082	$1,250
Class B Common Stock undistributed earnings — basic	2,184	3,518	3,811	1,708

Numerator for basic net income per Class B Common Stock share	$2,689	$4,143	$4,893	$2,958

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2009	2008	2009	2008

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,661	$3,499	$3,322
Dividends on Class B Common Stock assumed converted to Common Stock	505	625	1,082	1,250
Common Stock undistributed earnings — diluted	9,897	12,869	16,137	6,248

Numerator for diluted net income per Common Stock share	$12,187	$15,155	$20,718	$10,820

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$505	$625	$1,082	$1,250
Class B Common Stock undistributed earnings — diluted	2,217	3,539	3,846	1,715

Numerator for diluted net income per Class B Common Stock share	$2,722	$4,164	$4,928	$2,965

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2009	2008	2009	2008

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	6,644	6,999	6,644
Class B Common Stock weighted average shares outstanding — basic	2,022	2,500	2,164	2,500

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,203	9,164	9,189	9,157
Class B Common Stock weighted average shares outstanding — diluted	2,062	2,520	2,190	2,513

Basic net income per share:
Common Stock	$1.33	$1.66	$2.26	$1.18

Class B Common Stock	$1.33	$1.66	$2.26	$1.18

Diluted net income per share:
Common Stock	$1.32	$1.65	$2.25	$1.18

Class B Common Stock	$1.32	$1.65	$2.25	$1.18

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 88% of the Company’s YTD 2009 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s YTD 2009 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2009, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 19% and 11%, respectively, of the Company’s total bottle/can volume to retail customers during YTD 2009. Wal-Mart Stores, Inc. and Food Lion, LLC accounted for approximately 20% and 11%, respectively, of the Company’s total bottle/can volume to retail customers during YTD 2008. Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s total net sales during YTD 2009. Wal-Mart Stores, Inc. accounted for approximately 14% of the Company’s total net sales during YTD 2008.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Half
In Thousands	2009	2008

Accounts receivable, trade, net	$(4,122)	$(25,793)
Accounts receivable from The Coca-Cola Company	(19,267)	(13,443)
Accounts receivable, other	(2,586)	(3,514)
Inventories	(11,888)	(5,933)
Prepaid expenses and other current assets	(11,658)	(1,987)
Accounts payable, trade	460	(5,866)
Accounts payable to The Coca-Cola Company	14,743	29,285
Other accrued liabilities	30,503	2,841
Accrued compensation	(4,484)	(9,001)
Accrued interest payable	(688)	(913)

Increase in current assets less current liabilities	$(8,987)	$(34,324)

24. New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this Statement and Staff Position did not have a material impact on the consolidated financial statements as of YTD 2009, but could have a material effect in the future. See Note 12 to the consolidated financial statements for additional information.
In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The Statement was effective for Q1 2009. The impact on the Company of adopting SFAS No. 141(R) depends on the nature, terms and size of business combinations completed after the effective date.

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
In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends Statement No. 133 to require a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). FSP 133-1 also amends Interpretation No. 45 to require guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of SFAS No. 161. The adoption of FSP 133-1 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement does not result in significant changes in the subsequent events that an entity reports in its financial statements. This Statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement was effective for the Company in Q2 2009, and the required disclosure has been included in Note 1 to the consolidated financial statements. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.
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
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This Statement eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitization when a transferor has not surrendered control over the transferred financial assets. This Statement is effective for annual reporting periods that begin after November 15, 2009. The Company does not expect this Statement to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation No. 46(R) to replace the quantitative-based risks and rewards calculation for

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. This Statement is effective for annual reporting periods that begin after November 15, 2009. The Company is in the process of evaluating the impact of the Statement on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification ™ (Codification) will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement and the Codification will not change GAAP. This Statement is effective for interim and annual periods ending after September 15, 2009. The Codification will not change GAAP and therefore should not impact the Company’s consolidated financial statements.
25. Restructuring Expenses
On July 15, 2008, the Company initiated a plan to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions, or approximately 5% of its workforce. As a result of this plan, the Company incurred $4.6 million in pre-tax restructuring expenses in 2008 for one-time termination benefits.
The following table summarizes restructuring activity, which is included in selling, delivery and administrative expenses, for the year ended December 28, 2008 and the first half of the year ended June 28, 2009.

	Severance Pay	Relocation
In Thousands	and Benefits	and Other	Total

Balance at December 30, 2007	$—	$—	$—
Provision	4,559	63	4,622
Cash payments	3,583	50	3,633

Balance at December 28, 2008	976	13	989
Provision	—	—	—
Cash payments	841	13	854

Balance at June 28, 2009	$135	$—	$135

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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the second quarter of 2009 (“Q2 2009”) and the first half of 2009 (“YTD 2009”) and changes from the second quarter of 2008 (“Q2 2008”) and the first half of 2008 (“YTD 2008”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q2 2009 and YTD 2009 compared to Q2 2008 and YTD 2008.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q2 2009 compared to year-end 2008 and the end of Q2 2008 as presented in the consolidated financial statements.

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
Effective December 29, 2008, the beginning of the first quarter of 2009 (“Q1 2009”), the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” The Statement changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). Piedmont is the Company’s only subsidiary that has a noncontrolling interest. Noncontrolling interest income of $.7 million in Q2 2009, $1.0 million in YTD 2009, $1.4 million in Q2 2008 and $1.0 million in YTD 2008 have been reclassified to be included in net income on the Company’s consolidated statement of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statement of operations. Noncontrolling interest related to Piedmont totaled $51.4 million, $50.4 million and $49.0 million at June 28, 2009, December 28, 2008 and June 29, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.
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
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by sales growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 82% of the Company’s YTD 2009 bottle/can net sales.
The principal methods of competition in the nonalcoholic beverage industry are point-of-sale merchandising, new product introductions, new vending and dispensing equipment, packaging changes, pricing, price promotions, product quality, retail space management, customer service, frequency of distribution and merchandising, and advertising. The Company believes it is competitive in its territories with respect to each of these methods.
Historically, operating results for the second quarter and the first half of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.
The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2009, the Company believes it has not experienced any events or changes in circumstances that indicate the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not performed an interim impairment test during YTD 2009 and has not recognized any impairments of franchise rights or goodwill.
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2009	2008	2009	2008

Bottle/can sales:
Sparkling beverages (including energy products)	$256,744	$269,989	$492,199	$504,541
Still beverages	60,185	66,404	106,935	119,860

Total bottle/can sales	316,929	336,393	599,134	624,401

Other sales:
Sales to other Coca-Cola bottlers	35,478	35,097	66,611	63,125
Post-mix and other	25,342	24,513	48,265	46,151

Total other sales	60,820	59,610	114,876	109,276

Total net sales	$377,749	$396,003	$714,010	$733,677

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

Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $92.0 million and $102.0 million in YTD 2009 and YTD 2008, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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
Overview of Operations and Financial Condition
The following items affect the comparability of the financial results presented below:
Q2 2009 and YTD 2009

•	a $3.2 million and $3.9 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging programs in Q2 2009 and YTD 2009, respectively;

•	a $1.7 million credit to income tax expense related to the agreement with a state tax authority to settle certain prior tax positions in Q1 2009;

•
a $0.9 million and $2.1 million pre-tax favorable impact to S,D&A expenses due to a change in the estimate of the useful lives of certain cold drink dispensing equipment in Q2 2009 and YTD 2009, respectively;

•	a $.6 million and $1.0 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2009 fuel hedging program in Q2 2009 and YTD 2009, respectively;

•	a $.6 million pre-tax favorable adjustment to S,D&A expenses related to the gain on the termination of a capital lease related to an operating facility in Q1 2009; and

•	a $.5 million and $1.6 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program in Q2 2009 and YTD 2009, respectively.
Q2 2008 and YTD 2008
•	a $2.6 million adjustment to increase equity investment in a plastic bottle cooperative in Q2 2008; and

•	a $1.5 million and $1.8 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s fuel hedging program in Q2 2008 and YTD 2008, respectively.
The following overview provides a summary of key information concerning the Company’s financial results for Q2 2009 and YTD 2009 compared to Q2 2008 and YTD 2008.

	Second Quarter			%
In Thousands (Except Per Share Data)	2009	2008	Change	Change

Net sales	$377,749	$396,003	$(18,254)	(4.6)
Gross margin	160,127	171,880	(11,753)	(6.8)
S,D&A expenses	129,449	135,673	(6,224)	(4.6)
Income from operations	30,678	36,207	(5,529)	(15.3)
Interest expense	9,935	9,949	(14)	(0.1)
Income before income taxes	20,743	26,258	(5,515)	(21.0)
Income tax provision	7,825	9,743	(1,918)	(19.7)
Net income	12,918	16,515	(3,597)	(21.8)
Net income attributable to the Company	12,187	15,155	(2,968)	(19.6)
Basic net income per share:
Common Stock	$1.33	$1.66	$(.33)	(19.9)
Class B Common Stock	$1.33	$1.66	$(.33)	(19.9)
Diluted net income per share:
Common Stock	$1.32	$1.65	$(.33)	(20.0)
Class B Common Stock	$1.32	$1.65	$(.33)	(20.0)

	First Half			%
In Thousands (Except Per Share Data)	2009	2008	Change	Change

Net sales	$714,010	$733,677	$(19,667)	(2.7)
Gross margin	307,256	311,798	(4,542)	(1.5)
S,D&A expenses	255,437	271,916	(16,479)	(6.1)
Income from operations	51,819	39,882	11,937	29.9
Interest expense	19,193	20,383	(1,190)	(5.8)
Income before income taxes	32,626	19,499	13,127	67.3
Income tax provision	10,885	7,658	3,227	42.1
Net income	21,741	11,841	9,900	83.6
Net income attributable to the Company	20,718	10,820	9,898	91.5
Basic net income per share:
Common Stock	$2.26	$1.18	$1.08	91.5
Class B Common Stock	$2.26	$1.18	$1.08	91.5
Diluted net income per share:
Common Stock	$2.25	$1.18	$1.07	90.7
Class B Common Stock	$2.25	$1.18	$1.07	90.7
The Company’s net sales decreased 4.6% in Q2 2009 compared to Q2 2008. The decrease in net sales was primarily due to a 9.6% decrease in bottle/can volume partially offset by a 3.9% increase in average sales price per bottle/can unit. The Company’s net sales decreased 2.7% in YTD 2009 compared to YTD 2008. The decrease in net sales was primarily due to an 8.4% decrease in bottle/can volume partially offset by a 4.5% increase in average sales price per bottle/can unit. The decreases in bottle/can volume were primarily due to a decrease in volume in all product categories except energy products. The increases in average sales price per bottle/can unit were primarily due to increased sales prices in all product categories except enhanced water products.
Gross margin dollars decreased 6.8% in Q2 2009 compared to Q2 2008. The Company’s gross margin percentage decreased to 42.4% for Q2 2009 from 43.4% for Q2 2008. Gross margin dollars decreased 1.5% in YTD 2009 compared to YTD 2008. The Company’s gross margin percentage increased to 43.0% for YTD 2009 from 42.5% for YTD 2008. The decrease in gross margin dollars was primarily due to lower bottle/can volume and increases in raw material costs partially offset by higher average sales price per bottle/can unit. The decrease in gross margin percentage in Q2 2009 compared to Q2 2008 was primarily due to higher raw material costs and a decrease in marketing funding support partially offset by higher sales prices per unit and a decrease in cost of sales due to the Company’s aluminum hedging program. The increase in gross margin percentage in YTD 2009 compared to YTD 2008 was primarily due to higher sales prices per unit and a decrease in cost of sales due to the Company’s aluminum hedging program partially offset by higher raw material costs and a decrease in marketing funding support.
S,D&A expenses decreased 4.6% in Q2 2009 from Q2 2008 and 6.1% in YTD 2009 from YTD 2008. The decreases in S,D&A expenses in Q2 2009 from Q2 2008 and YTD 2009 from YTD 2008 were primarily attributable to decreases in salaries and wages, decreases in fuel costs and decreased depreciation expense offset by increases in bad debt expense and increased employee benefit costs.
Net interest expense was flat in Q2 2009 compared to Q2 2008 and decreased 5.8% in YTD 2009 compared to YTD 2008. The decrease in YTD 2009 compared to YTD 2008 was primarily due to lower effective interest rates and lower debt. The Company’s overall weighted average interest rate decreased to 5.7% during YTD 2009 from 5.8% during YTD 2008.

Net debt and capital lease obligations were summarized as follows:

	June 28,	December 28,	June 29,
In Thousands	2009	2008	2008

Debt	$580,288	$591,450	$621,450
Capital lease obligations	64,891	77,614	78,936

Total debt and capital lease obligations	645,179	669,064	700,386
Less: Cash and cash equivalents	33,453	45,407	9,323

Total net debt and capital lease obligations (1)	$611,726	$623,657	$691,063

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
The Company did not make changes in any critical accounting policies during YTD 2009. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
Recently Adopted Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement was effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this Statement and Staff Position did not have a material impact on the consolidated financial statements as of YTD 2009, but could have a material effect in the future. See Note 12 to the consolidated financial statements for additional information.
In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). This Statement established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The Statement was effective for Q1 2009. The impact on the Company of adopting

SFAS No. 141(R) depends on the nature, terms and size of business combinations completed after the effective date.
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
In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends Statement No. 133 to require a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). FSP 133-1 also amends Interpretation No. 45 to require guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of SFAS No. 161. The adoption of FSP 133-1 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement does not result in significant changes in the subsequent events that an entity reports in its financial statements. This Statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement was effective for the Company in Q2 2009, and the required disclosure has been included in Note 1 to the consolidated financial statements. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.
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
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This Statement eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitization when a transferor has not surrendered control over the transferred financial assets. This Statement is effective for annual reporting periods that begin after November 15, 2009. The Company does not expect this Statement to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation No. 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. This Statement is effective for annual reporting periods that begin after November 15, 2009. The Company is in the process of evaluating the impact of the Statement on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification ™ (Codification) will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement and the Codification will not change GAAP. This Statement is effective for interim and annual periods ending after

September 15, 2009. The Codification will not change GAAP and therefore should not impact the Company’s consolidated financial statements.
Results of Operations
Q2 2009 Compared to Q2 2008 and YTD 2009 Compared to YTD 2008
Net Sales
Net sales decreased $18.3 million, or 4.6%, to $377.7 million in Q2 2009 compared to $396.0 million in Q2 2008. Net sales decreased $19.7 million, or 2.7% to $714.0 million in YTD 2009 compared to $733.7 million in YTD 2008.
The decrease in net sales was a result of the following:

Q2 2009	Attributable to:
(In Millions)
$(30.3)	9.6% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
10.8	3.9% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except enhanced water products
2.5	7.7% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to increases in all product categories
(2.2)	6.2% decrease in sales volume sold to other Coca-Cola bottlers primarily due to a volume decrease in all product categories
(1.8)	9.4% decrease in post-mix volume
1.2	6.9% increase in post-mix sales price per unit
1.5	Other

$(18.3)	Total decrease in net sales

YTD 2009	Attributable to:
(In Millions)
$(49.3)	8.4% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
24.1	4.5% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except enhanced water products
4.4	7.0% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to increases in all product categories
(3.4)	9.1% decrease in post-mix volume
2.2	6.7% increase in post-mix sales price per unit
2.3	Other

$(19.7)	Total decrease in net sales

In YTD 2009, the Company’s bottle/can sales to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net pricing per unit in Q2 2009 compared to Q2 2008 and YTD 2009 compared to YTD 2008 was primarily due to sales price increases in all product categories, except enhanced water products.
Product category sales volume in Q2 2009 and Q2 2008 and YTD 2009 and YTD 2008 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2009	Q2 2008	% Increase (Decrease)
Sparkling beverages (including energy products)	84.6%	83.6%	(8.5)
Still beverages	15.4%	16.4%	(15.1)

Total bottle/can sales volume	100.0%	100.0%	(9.6)

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2009	YTD 2008	% Increase (Decrease)
Sparkling beverages (including energy products)	85.4%	84.0%	(6.9)
Still beverages	14.6%	16.0%	(16.4)

Total bottle/can sales volume	100.0%	100.0%	(8.4)

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2009, approximately 68% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume during YTD 2009. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 11% of the Company’s total bottle/can volume in YTD 2009. All of the Company’s beverage sales are to customers in the United States.
The Company recorded delivery fees in net sales of $3.9 million and $3.2 million in YTD 2009 and YTD 2008, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales decreased 2.9%, or $6.5 million, to $217.6 million in Q2 2009 compared to $224.1 million in Q2 2008. Cost of sales decreased 3.6%, or $15.1 million, to $406.8 million in YTD 2009 compared to $421.9 million in YTD 2008.
The decrease in cost of sales was principally attributable to the following:

Q2 2009	Attributable to:
(In Millions)
$(16.5)	9.6% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
8.3	Increase in raw material costs such as concentrate, high fructose corn syrup and aluminum, partially offset by a decrease in purchased products
5.7	Decrease in marketing funding support received primarily from The Coca-Cola Company
(3.2)	Decrease in cost due to the Company’s aluminum hedging program
2.6	Increase in equity investment in a plastic bottle cooperative in 2008
(2.1)	6.2% decrease in sales volume sold to other Coca-Cola bottlers primarily due to a volume decrease in all product categories
(1.2)	9.4% decrease in post-mix volume
(0.1)	Other

$(6.5)	Total decrease in cost of sales

YTD 2009	Attributable to:
(In Millions)
$(27.0)	8.4% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
10.9	Increase in raw material costs such as concentrate, high fructose corn syrup and aluminum, partially offset by a decrease in purchased products
4.9	Decrease in marketing funding support received primarily from The Coca-Cola Company
(3.9)	Decrease in cost due to the Company’s aluminum hedging program
2.6	Increase in equity investment in a plastic bottle cooperative in 2008
(2.3)	9.1% decrease in post-mix volume
(0.3)	Other

$(15.1)	Total decrease in cost of sales

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $26.7 million for YTD 2009 compared to $31.7 million for YTD 2008.
The net impact of the Company’s aluminum hedging program was to decrease aluminum cost by $3.2 million and $3.9 million in Q2 2009 and YTD 2009, respectively.
Gross Margin
Gross margin dollars decreased 6.8%, or $11.8 million, to $160.1 million in Q2 2009 compared to $171.9 million in Q2 2008. Gross margin as a percentage of net sales decreased to 42.4% for Q2 2009 from 43.4% for Q2 2008. Gross margin dollars decreased $4.5 million, or 1.5%, to $307.3 million in YTD 2009 compared to $311.8 million in YTD 2008. Gross margin as a percentage of net sales increased to 43.0% in YTD 2009 from 42.5% in YTD 2008.
The decrease in gross margin dollars was primarily the result of the following:

Q2 2009	Attributable to:
(In Millions)
$(13.8)	9.6% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
10.8	3.9% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except enhanced water products
(8.3)	Increase in raw material costs such as concentrate, high fructose corn syrup and aluminum, partially offset by a decrease in purchased products
(5.7)	Decrease in marketing funding support received primarily from The Coca-Cola Company
3.2	Increase in gross margin due to the Company’s aluminum hedging program
(2.6)	Increase in equity investment in a plastic bottle cooperative in 2008
2.5	7.7% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to increases in all product categories
1.2	6.9% increase in post-mix sales price per unit
0.9	Other

$(11.8)	Total decrease in gross margin

YTD 2009	Attributable to:
(In Millions)
$24.1	4.5% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except enhanced water products
(22.3)	8.4% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
(10.9)	Increase in raw material costs such as concentrate, high fructose corn syrup and aluminum, partially offset by a decrease in purchased products
(4.9)	Decrease in marketing funding support received primarily from The Coca-Cola Company
4.4	7.0% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to increases in all product categories
3.9	Increase in gross margin due to the Company’s aluminum hedging program
(2.6)	Increase in equity investment in a plastic bottle cooperative in 2008
2.2	6.7% increase in post-mix sales price per unit
(1.1)	9.1% decrease in post-mix volume
2.7	Other

$(4.5)	Total decrease in gross margin

The decrease in gross margin percentage in Q2 2009 compared to Q2 2008 was primarily due to higher raw material costs and a decrease in marketing funding support partially offset by higher sales prices per unit and a decrease in cost of sales due to the Company’s aluminum hedging program. The increase in gross margin percentage in YTD 2009 compared to YTD 2008 was primarily due to higher sales prices per unit and a decrease in cost of sales due to the Company’s aluminum hedging program partially offset by higher raw material costs and a decrease in marketing funding support.
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
S,D&A expenses decreased by $6.2 million, or 4.6%, to $129.4 million in Q2 2009 from $135.7 million in Q2 2008. S,D&A expenses decreased by $16.5 million, or 6.1%, to $255.4 million in YTD 2009 from $271.9 million in YTD 2008.

The decrease in S,D&A expenses was primarily due to the following:

Q2 2009	Attributable to:
(In Millions)
$(3.9)	Decrease in employee salaries due to the Company implementing its July 2008 plan to reorganize the structure of its operating units and support services and eliminate approximately 350 positions
(3.7)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
3.5	Increase in employee benefit costs primarily due to higher pension plan costs
(1.7)	Decrease in depreciation expense due to a change in the useful lives of certain cold drink dispensing equipment and lower levels of capital spending
(0.8)	Decrease in marketing expenses
1.5	Increase in property and casualty insurance expenses
0.5	Increase in bad debt expense
(1.6)	Other

$(6.2)	Total decrease in S,D&A expenses

YTD 2009	Attributable to:
(In Millions)
$(9.7)	Decrease in employee salaries due to the Company implementing its July 2008 plan to reorganize the structure of its operating units and support services and eliminate approximately 350 positions
(7.3)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
6.2	Increase in employee benefit costs primarily due to higher pension plan costs
(3.7)	Decrease in depreciation expense due to a change in the useful lives of certain cold drink dispensing equipment and lower levels of capital spending
2.5	Increase in bad debt expense
(1.5)	Decrease in marketing expenses
0.9	Increase in property and casualty insurance expenses
(0.6)	Gain on the termination of a capital lease
(3.3)	Other

$(16.5)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $92.0 million and $102.0 million in YTD 2009 and YTD 2008, respectively.
The net impact of the Company’s fuel hedging program was to decrease fuel costs by $2.6 million and $1.8 million in YTD 2009 and YTD 2008, respectively.
Primarily due to the performance of the Company’s pension plan investments during 2008, the Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans increased by $3.0 million from a $.5 million credit in Q2 2008 to a $2.5 million expense in Q2 2009 and by $5.9 million from a $1.0 million credit in YTD 2008 to a $4.9 million expense in YTD 2009.
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
The Company entered into a new agreement with a collective bargaining unit in the third quarter of 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4% of the Company’s total workforce. The new agreement allows the Company to freeze its liability to the Central States Pension Fund (“Central States”), a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result of the new agreement, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under this agreement. The remaining $10.6 million was the present value amount, using a discount rate of 7%, which will be paid under the agreement and was recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years to Central States. The Company will also make future contributions on behalf of these employees to Southern States, a multi-employer defined contribution plan. In addition, the Company incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.
The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The suspension reduced matching contribution expense by approximately $2.5 million in Q2 2009. The Company anticipates this suspension will reduce matching contribution expense during the remainder of 2009 by approximately $5 million.
Interest Expense
Net interest expense was flat in Q2 2009 compared to Q2 2008 and decreased 5.8%, or $1.2 million in YTD 2009 and YTD 2008. The decrease in interest expense in YTD 2009 was primarily due to lower effective interest rates and lower debt. The Company’s overall weighted average interest rate decreased to 5.7% during YTD 2009 from 5.8% during YTD 2008. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Income Taxes
The Company’s effective income tax rate for YTD 2009 was 34.4% compared to 41.4% for YTD 2008. The lower effective tax rate for YTD 2009 resulted primarily from a decrease in the Company’s reserve for uncertain tax positions. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2009 is dependent upon the results of operations and may change if the results in 2009 are different from current expectations.
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $1.0 million in both YTD 2009 and YTD 2008 related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition
Total assets of $1.3 billion at June 28, 2009 did not materially change from December 28, 2008 primarily due to decreases in cash and cash equivalents; property, plant and equipment, net and leased property under capital leases, net offset by increases in accounts receivable, inventories, prepaid expenses and other current assets. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years. Leased property under capital leases, net decreased primarily due to the termination of one lease and the modification of a second lease.
Net working capital, defined as current assets less current liabilities, increased by $183.9 million to $86.2 million at June 28, 2009 from December 28, 2008 and increased by $124.4 million at June 28, 2009 from June 29, 2008.
Significant changes in net working capital from December 28, 2008 were as follows:
•
A decrease in current portion of long-term debt of $174.3 million primarily due to the payment of $119.3 million of debentures on May 1, 2009 and the payment of $55.0 million of debentures on July 1, 2009 from borrowings on the Company’s $200 million revolving credit facility (“$200 million facility”) which is not due until March 2012.

•	An increase in other accrued liabilities of $20.3 million primarily due to the timing of payments.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $19.3 million and $14.7 million, respectively, primarily due to the timing of payments.

•	A decrease in cash and cash equivalents of $12.0 million primarily due to payment of $119.3 million of debentures on May 1, 2009.

•	An increase in inventories of $11.9 million due primarily to seasonal increase and package changes for certain products.

•	An increase in prepaid expenses and other current assets of $11.6 million primarily due to transactions related to the Company’s hedging programs.
Significant changes in net working capital from June 29, 2008 were as follows:
•	A decrease in current portion of long-term debt of $116.8 million primarily due to the payment of $119.3 million of debentures on May 1, 2009.

•	An increase in cash and cash equivalents of $24.1 million primarily due to cash flow from operations.

•	An increase in other accrued liabilities of $21.4 million primarily due to the timing of payments.

•	A decrease in accounts receivable, trade, net of $14.3 million primarily due to changed credit terms for certain customers and decreased sales.

•	An increase in prepaid expenses and other current assets of $10.1 million primarily due to transactions related to the Company’s hedging programs.

•	An increase in inventories of $7.9 million primarily due to package changes for certain products and increased finished product levels.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $5.5 million and $9.2 million, respectively, primarily due to the timing of payments.
Debt and capital lease obligations were $645.2 million as of June 28, 2009 compared to $669.1 million as of December 28, 2008 and $700.4 million as of June 29, 2008. Debt and capital lease obligations as of June 28, 2009 included $64.9 million of capital lease obligations related primarily to Company facilities.

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
As of June 28, 2009, the Company had $200 million available under its $200 million facility to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants.
In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019.
The Company had debt maturities of $119.3 million in May 2009 and $57.4 million in July 2009. On May 1, 2009, the Company used the proceeds from the $110 million 7% Senior Notes due 2019 plus cash on hand to repay the debt maturity of $119.3 million. The Company used cash flow generated from operations and $55.0 million in borrowings under its $200 million facility to repay the $57.4 million debt maturity on July 1, 2009. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company.
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of June 28, 2009, $580.3 million of the Company’s total outstanding balance of debt and capital lease obligations of $645.2 million was financed through publicly offered debt. The Company had capital lease obligations of $64.9 million as of June 28, 2009. There were no amounts outstanding on the $200 million facility as of June 28, 2009.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments and income tax payments.

A summary of activity for YTD 2009 and YTD 2008 follows:

	First Half
In Millions	2009	2008

Cash Sources
Cash provided by operating activities (excluding income tax payments)	$34.8	$15.3
Proceeds from lines of credit, net	—	30.0
Proceeds from issuance of debt	108.0	—
Proceeds from the sale of property, plant and equipment	.4	.3

Total cash sources	$143.2	$45.6

Cash Uses
Capital expenditures	$17.2	$31.6
Investment in a plastic bottle manufacturing cooperative	—	.9
Investment in restricted cash	4.5	—
Payment of lines of credit, net	—	7.4
Payment of debt and capital lease obligations	120.7	1.3
Debt issuance costs	1.0	—
Dividends	4.6	4.6
Income tax payments	6.7	.2
Other	.5	.1

Total cash uses	$155.2	$46.1

Decrease in cash	$(12.0)	$(0.5)

Investing Activities
Additions to property, plant and equipment during YTD 2009 were $17.2 million compared to $31.6 million during YTD 2008. Capital expenditures during YTD 2009 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2009 will be in the range of $45 million to $55 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into a $200 million facility replacing its $100 million credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from Central States would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. See Note 18 to the consolidated financial statements for additional details on the withdrawal from Central States. The Company is currently in compliance with these covenants as amended by the amendment to the $200 million facility. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. There were no amounts outstanding under the $200 million facility at June 28, 2009 and December 28, 2008. On June 29, 2008, the Company had $30.0 million outstanding under the $200 million facility. On July 1, 2009 the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due 2009. As the $200 million facility does not mature until March 2012, the portion of the 7.20% Debentures due 2009 refinanced prior to the release of the June 28, 2009 consolidated financial statements has been classified as long-term as of June 28, 2009. The $2.4 million of the 7.20% Debentures due 2009 paid with cash on hand has been classified as current as of June 28, 2009.
The Company borrowed periodically under an uncommitted line of credit provided by a bank participating in the $200 million facility. This uncommitted line of credit made available at the discretion of the participating bank was temporarily terminated in the fourth quarter of 2008. In January 2009, the participating bank reinstated its uncommitted line of credit for $65 million. This uncommitted line of credit was terminated on March 29, 2009.
In April 2009, the Company issued $110 million of 7% Senior Notes due 2019. The proceeds plus cash on hand were used on May 1, 2009 to repay at maturity the $119.3 million outstanding 6.375% Debentures due 2009.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.
At June 28, 2009, the Company’s credit ratings were as follows:

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
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $39.2 million of debt and related lease obligations for these entities as of June 28, 2009. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of June 28, 2009, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $69.4 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of June 28, 2009:

	Payments Due by Period
		July 2009-	July 2010-	July 2012-	After
In Thousands	Total	June 2010	June 2012	June 2014	June 2014

Contractual obligations:
Total debt, net of interest	$580,288	$2,440	$55,000	$150,000	$372,848
Capital lease obligations, net of interest	64,891	3,674	7,887	8,797	44,533
Estimated interest on long-term debt and capital lease obligations (1)	220,459	33,332	65,583	52,350	69,194
Purchase obligations (2)	460,470	93,655	187,310	179,505	—
Other long-term liabilities (3)	110,938	7,442	14,691	13,626	75,179
Operating leases	20,911	3,713	5,505	3,183	8,510
Long-term contractual arrangements (4)	24,172	6,828	10,858	6,158	328
Postretirement obligations	36,929	1,917	4,811	5,200	25,001
Purchase orders (5)	39,169	39,169	—	—	—

Total contractual obligations	$1,558,227	$192,170	$351,645	$418,819	$595,593

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $9.3 million of unrecognized income tax benefits including accrued interest as of June 28, 2009 (included in other long-term liabilities in the table above) of which $8.3 million would affect the Company’s effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce unrecognized tax benefits. The Company cannot reasonably estimate the change in the amount of unrecognized tax benefits until further information is made available during the progress of the audits. See Note 15 to the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of June 28, 2009, the Company has $22.4 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company has not contributed to its two Company-sponsored pension plans in YTD 2009. The Company anticipates that it will be required to make contributions to its two Company-sponsored pension plans in 2009.

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
In September 2008, the Company terminated six interest rate swap agreements with a notional amount of $225 million it had outstanding. The Company received $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company will amortize a gain of $5.1 million over the remaining term of the underlying debt. The Company has no interest rate swap agreements outstanding as of June 28, 2009.
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $1.5 million and $.9 million during YTD 2009 and YTD 2008, respectively.
The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.7% as of June 28, 2009 compared to 5.9% as of December 28, 2008 and 5.4% as of June 29, 2008. Approximately 4.6% of the Company’s debt and capital lease obligations of $645.2 million as of June 28, 2009 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
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
In October 2008, the Company entered into derivative agreements to hedge all of its projected diesel fuel purchases for 2009 establishing an upper and lower limit on the Company’s price of diesel fuel.
In February 2009, the Company entered into derivative agreements to hedge all of its projected diesel fuel purchases for 2010 establishing an upper limit on the Company’s price of diesel fuel.
The net impact of the Company’s fuel hedging program was to decrease fuel costs by $1.1 million and $1.5 million in Q2 2009 and Q2 2008, respectively. The net impact of the Company’s fuel hedging program was to decrease fuel costs by $2.6 million and $1.8 million in YTD 2009 and YTD 2008, respectively.

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
During Q2 2009, the Company entered into derivative agreements to hedge 75% of the Company’s projected 2011 aluminum purchase requirements.
The net impact of the Company’s aluminum hedging program was to decrease cost of sales by $3.2 million and $3.9 million in Q2 2009 and YTD 2009, respectively.

Cautionary Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:
•	the Company’s belief that the covenants on its $200 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of June 28, 2009;

•	the Company’s belief that cash contributions in 2009 to its two Company-sponsored pension plans will be in the range of $8 million to $12 million;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $2.3 million in 2009;

•	the Company’s expectation that additions to property, plant and equipment in 2009 will be in the range of $45 million to $55 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that unrecognized tax benefits may be reduced over the next 12 months as a result of tax audits;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $23 million assuming no change in volume;

•	the Company’s anticipation that the suspension of matching contributions to its 401(k) Savings Plan will reduce benefit costs by approximately $5 million in the remainder of 2009;

•	the Company’s belief that the majority of its deferred tax assets will be realized; and

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of June 28, 2009. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 4.6% of the Company’s debt and capital lease obligations of $645.2 million as of June 28, 2009 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of June 28, 2009, interest expense for the following twelve months would increase by approximately $.3 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt and variable rate leases. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $23 million assuming no change in volume.
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
At the end of Q1 2009, the Company began using derivative instruments to hedge 75% of its projected 2010 aluminum purchase requirements. During Q2 2009, the Company entered into derivative agreements to hedge 75% of the Company’s projected 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
Except for the risk factors set forth below, there have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.
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
For example, some members of the U.S. Congress have raised the possibility of a federal tax on the sale of certain “sugar” beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters, to help pay for the cost of healthcare reform. If enacted, such a tax would materially affect the Company’s business and financial results.
The Company’s primary competitors have entered into definitive merger agreements with their franchisor, and there is uncertainty about the impact such a transaction will have on the Company’s business.
The Company’s primary competitors recently entered into definitive merger agreements with their franchisor under which the franchisor will acquire, subject to the terms and conditions of the merger agreements, all of the competitors’ outstanding shares of common stock not already owned by the franchisor. At this time, it is not possible for the Company to evaluate whether the transaction will have a material impact on the Company’s business and financial results.

Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of the Company’s stockholders was held on May 5, 2009. The following proposals were voted upon and approved by the stockholders at the meeting:
(a)	The election of eleven directors, each for a term of one year or until their successors have been elected and qualified.

Director Name	For	Withheld

J. Frank Harrison, III	43,202,762	1,209,788
H. W. McKay Belk	44,280,422	132,128
Sharon A. Decker	44,340,445	72,105
William B. Elmore	43,209,436	1,203,114
Deborah H. Everhart	44,297,976	114,574
Henry W. Flint	44,319,613	92,937
Ned R. McWherter	42,738,054	1,466,028
James H. Morgan	44,342,658	69,892
John W. Murrey, III	44,325,996	86,554
Carl Ware	42,946,523	1,466,028
Dennis A. Wicker	43,703,384	709,167
(b)	The ratification of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2009.

For	Against	Abstentions

44,366,361	32,027	14,162

Item 6. Exhibits.

Exhibit
Number	Description

4.1	Form of the Company’s 7.00% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0-9286)).

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

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 7, 2009	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer

Date: August 7, 2009	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President, Controller and Chief Accounting Officer