Form 10-Q
period 2009-09-27
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2009-11-06
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,021,882

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Net sales	$374,556	$381,563	$1,088,566	$1,115,240
Cost of sales	217,236	225,736	623,990	647,615

Gross margin	157,320	155,827	464,576	467,625
Selling, delivery and administrative expenses	131,024	149,384	386,461	421,300

Income from operations	26,296	6,443	78,115	46,325
Interest expense	8,866	9,406	28,059	29,789

Income (loss) before income taxes	17,430	(2,963)	50,056	16,536
Income tax provision (benefit)	1,043	(523)	11,928	7,135

Net income (loss)	16,387	(2,440)	38,128	9,401
Less: Net income attributable to the noncontrolling interest	959	705	1,982	1,726

Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$15,428	$(3,145)	$36,146	$7,675

Basic net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.68	$(.34)	$3.94	$.84

Weighted average number of Common Stock shares outstanding	7,141	6,644	7,047	6,644

Class B Common Stock	$1.68	$(.34)	$3.94	$.84

Weighted average number of Class B Common Stock shares outstanding	2,022	2,500	2,117	2,500

Diluted net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.68	$(.34)	$3.93	$.84

Weighted average number of Common Stock shares outstanding — assuming dilution	9,203	9,144	9,194	9,159

Class B Common Stock	$1.67	$(.34)	$3.92	$.83

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,062	2,500	2,147	2,515

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	Sept. 27,	Dec. 28,	Sept. 28,
	2009	2008	2008
ASSETS

Current Assets:
Cash and cash equivalents	$25,062	$45,407	$20,583
Restricted cash	4,512	—	—
Accounts receivable, trade, less allowance for doubtful accounts of $1,971, $1,188 and $1,043, respectively	96,263	99,849	105,580
Accounts receivable from The Coca-Cola Company	17,460	3,454	12,661
Accounts receivable, other	17,015	12,990	11,539
Inventories	67,762	65,497	65,595
Prepaid expenses and other current assets	25,398	21,121	19,334

Total current assets	253,472	248,318	235,292

Property, plant and equipment, net	319,456	338,156	351,575
Leased property under capital leases, net	52,727	66,730	67,763
Other assets	46,001	33,937	36,365
Franchise rights, net	520,672	520,672	520,672
Goodwill, net	102,049	102,049	102,049
Other identifiable intangible assets, net	5,489	5,910	3,973

Total	$1,299,866	$1,315,772	$1,317,689

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	Sept. 27,	Dec. 28,	Sept. 28,
	2009	2008	2008
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$—	$176,693	$176,693
Current portion of obligations under capital leases	3,759	2,781	2,735
Accounts payable, trade	32,597	42,383	37,071
Accounts payable to The Coca-Cola Company	43,601	35,311	38,346
Other accrued liabilities	64,208	57,504	61,654
Accrued compensation	23,195	23,285	17,563
Accrued interest payable	12,487	8,139	15,060

Total current liabilities	179,847	346,096	349,122

Deferred income taxes	142,239	139,338	163,403
Pension and postretirement benefit obligations	99,066	107,005	34,560
Other liabilities	103,788	107,037	109,720
Obligations under capital leases	60,247	74,833	75,545
Long-term debt	552,882	414,757	414,757

Total liabilities	1,138,069	1,189,066	1,147,107

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821, 9,706,051 and 9,706,051 shares, respectively	10,204	9,706	9,706
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,649,996, 3,127,766 and 3,127,766 shares, respectively	2,649	3,127	3,127
Capital in excess of par value	103,562	103,582	102,449
Retained earnings	108,295	79,021	79,891
Accumulated other comprehensive loss	(54,038)	(57,873)	(13,068)

	170,672	137,563	182,105
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	109,418	76,309	120,851
Noncontrolling interest	52,379	50,397	49,731

Total equity	161,797	126,706	170,582

Total	$1,299,866	$1,315,772	$1,317,689

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity
Balance on Dec. 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504	$48,005	$168,509
Comprehensive income:
Net income				7,675			7,675	1,726	9,401
Foreign currency translation adjustments, net of tax					(3)		(3)		(3)
Pension and postretirement benefit adjustments, net of tax					(200)		(200)		(200)

Total comprehensive income							7,472	1,726	9,198
Adjustment to change measurement date for pension and postretirement remeaurement adjustment, net of tax				(153)	(114)		(267)		(267)
Cash dividends paid Common ($.75 per share)				(4,983)			(4,983)		(4,983)
Class B Common ($.75 per share)				(1,875)			(1,875)		(1,875)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—

Balance on Sept. 28, 2008	$9,706	$3,127	$102,449	$79,891	$(13,068)	$(61,254)	$120,851	$49,731	$170,582

Balance on Dec. 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706
Comprehensive income:
Net income				36,146			36,146	1,982	38,128
Foreign currency translation adjustments, net of tax					1		1		1
Pension and postretirement benefit adjustments, net of tax					3,834		3,834		3,834

Total comprehensive income							39,981	1,982	41,963
Cash dividends paid Common ($.75 per share)				(5,232)			(5,232)		(5,232)
Class B Common ($.75 per share)				(1,640)			(1,640)		(1,640)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on Sept. 27, 2009	$10,204	$2,649	$103,562	$108,295	$(54,038)	$(61,254)	$109,418	$52,379	$161,797

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Nine Months
	2009	2008
Cash Flows from Operating Activities
Net income	$38,128	$9,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	45,526	50,386
Amortization of intangibles	421	329
Deferred income taxes	6,470	1,044
Losses on sale of property, plant and equipment	767	1,117
Amortization of debt costs	1,811	1,834
Amortization of deferred gain related to terminated interest rate agreements	(1,770)	(1,311)
Provision for liabilities to exit from multi-employer pension plan	—	13,812
Stock compensation expense	1,464	—
Increase in current assets less current liabilities	(7,605)	(2,828)
Increase in other noncurrent assets	(12,606)	(1,341)
Decrease in other noncurrent liabilities	(14,271)	(9,423)
Other	1	(170)

Total adjustments	20,208	53,449

Net cash provided by operating activities	58,336	62,850

Cash Flows from Investing Activities
Additions to property, plant and equipment	(29,776)	(41,175)
Proceeds from the sale of property, plant and equipment	4,942	1,126
Investment in a plastic bottle manufacturing cooperative	—	(968)
Investment in restricted cash	(4,512)	—

Net cash used in investing activities	(29,346)	(41,017)

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt, net	108,062	—
Borrowing under revolving credit facility	30,000	—
Payment of current portion of long-term debt	(176,693)	—
Payment of lines of credit	—	(7,400)
Cash dividends paid	(6,872)	(6,858)
Principal payments on capital lease obligations	(2,364)	(1,935)
Proceeds from the termination of interest rate swap agreements	—	5,142
Payments for the termination of interest rate lock agreements	(340)	—
Debt issuance costs paid	(1,042)	—
Other	(86)	(70)

Net cash used in financing activities	(49,335)	(11,121)

Net increase (decrease) in cash	(20,345)	10,712
Cash at beginning of period	45,407	9,871

Cash at end of period	$25,062	$20,583

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,130	$1,171
Capital lease obligations incurred	660	—
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
The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 filed with the United States Securities and Exchange Commission.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for the noncontrolling interest in the consolidated financial statements. The Company implemented the new guidance effective December 29, 2008, the beginning of the first quarter of 2009. The new guidance changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a noncontrolling interest. Noncontrolling interest income of $1.0 million in the third quarter of 2009 (“Q3 2009”), $2.0 million in the first nine months of 2009 (“YTD 2009”), $.7 million in the third quarter of 2008 (“Q3 2008”) and $1.7 million in the first nine months of 2008 (“YTD 2008”) have been reclassified to be included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest related to Piedmont totaled $52.4 million, $50.4 million and $49.7 million at September 27, 2009, December 28, 2008 and September 28, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.
Management evaluated all activity of the Company through November 6, 2009 (the issue date of the Company’s consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
1. Significant Accounting Policies
During the second quarter of 2009, the Company’s provider of property and casualty insurance requested the Company increase the face amount of the letters of credit the Company is required to provide for the property and casualty insurance programs. Simultaneously with the required increase in the letters of credit, the Company was required to maintain $4.5 million in a separate bank account as collateral for these letters of credit which was recorded as restricted cash.
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
Noncontrolling interest as of September 27, 2009, December 28, 2008 and September 28, 2008 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.
4. Inventories
Inventories were summarized as follows:

	Sept. 27,	Dec. 28,	Sept. 28,
In Thousands	2009	2008	2008

Finished products	$40,576	$36,418	$40,250
Manufacturing materials	7,968	12,620	7,261
Plastic shells, plastic pallets and other inventories	19,218	16,459	18,084

Total inventories	$67,762	$65,497	$65,595

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Sept. 27,	Dec. 28,	Sept. 28,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Land	$12,167	$12,167	$12,212
Buildings	110,059	109,384	110,708	10-50 years
Machinery and equipment	124,410	118,934	118,154	5-20 years
Transportation equipment	165,867	176,084	179,787	4-17 years
Furniture and fixtures	37,363	38,254	38,877	4-10 years
Cold drink dispensing equipment	309,727	319,188	327,054	6-15 years
Leasehold and land improvements	61,937	60,142	60,979	5-20 years
Software for internal use	65,022	59,786	58,611	3-10 years
Construction in progress	2,426	4,891	4,082

Total property, plant and equipment, at cost	888,978	898,830	910,464
Less: Accumulated depreciation and amortization	569,522	560,674	558,889

Property, plant and equipment, net	$319,456	$338,156	$351,575

Depreciation and amortization expense was $15.1 million and $16.7 million in Q3 2009 and Q3 2008, respectively. Depreciation and amortization expense was $45.5 million and $50.4 million in YTD 2009 and YTD 2008, respectively. These amounts included amortization expense for leased property under capital leases.
The Company changed the useful lives of certain cold drink dispensing equipment from thirteen to fifteen years in the first quarter of 2009 (“Q1 2009”) to better reflect actual useful lives. The change in useful lives reduced depreciation expense in Q3 2009 and YTD 2009 by $.9 million and $2.9 million, respectively.
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	Sept. 27,	Dec. 28,	Sept. 28,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Leased property under capital leases	$76,877	$88,619	$88,619	3-20 years
Less: Accumulated amortization	24,150	21,889	20,856

Leased property under capital leases, net	$52,727	$66,730	$67,763

As of September 27, 2009, real estate represented $52.1 million of the leased property under capital leases and $50.5 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
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
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	Sept. 27,	Dec. 28,	Sept. 28,	Estimated
In Thousands	2009	2008	2008	Useful Lives

Other identifiable intangible assets	$8,665	$8,909	$6,599	1-20 years
Less: Accumulated amortization	3,176	2,999	2,626

Other identifiable intangible assets, net	$5,489	$5,910	$3,973

Other identifiable intangible assets primarily represent customer relationships and distribution rights.
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	Sept. 27,	Dec. 28,	Sept. 28,
In Thousands	2009	2008	2008

Accrued marketing costs	$9,987	$9,001	$9,121
Accrued insurance costs	17,940	17,132	16,558
Accrued taxes (other than income taxes)	2,480	374	2,517
Accrued income taxes	3,000	—	3,840
Employee benefit plan accruals	12,126	8,626	11,010
Checks and transfers yet to be presented for payment from zero balance cash account	11,950	11,074	10,235
All other accrued liabilities	6,725	11,297	8,373

Total other accrued liabilities	$64,208	$57,504	$61,654

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
Debt was summarized as follows:

		Interest	Interest	Sept. 27,	Dec. 28,	Sept. 28,
In Thousands	Maturity	Rate	Paid	2009	2008	2008

Revolving Credit Facility	2012	.66%	Varies	$30,000	$—	$—
Debentures	2009	7.20%	Semi-annually	—	57,440	57,440
Debentures	2009	6.375%	Semi-annually	—	119,253	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	—	—
Unamortized discount on Senior Notes	2019			(1,875)	—	—

				552,882	591,450	591,450
Less: Current portion of debt				—	176,693	176,693

Long-term debt				$552,882	$414,757	$414,757

On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States, Southeast and Southwest Areas Pension Fund (“Central States”) would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. See Note 18 to the consolidated financial statements for additional details on the withdrawal from Central States. The Company is currently in compliance with these covenants as amended by the amendment to the $200 million facility and has been throughout 2009. These covenants do not currently, and the Company does not anticipate they will,

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
restrict its liquidity or capital resources. On September 27, 2009, the Company had $30.0 million outstanding under the $200 million facility. On December 28, 2008 and September 28, 2008, the Company had no outstanding borrowings under the $200 million facility.
On July 1, 2009 the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due 2009. As of September 27, 2009, the Company has repaid $25.0 million of the $55.0 million borrowed on July 1, 2009 under the $200 million facility.
In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019. The proceeds plus cash on hand were used on May 1, 2009 to repay at maturity the $119.3 million outstanding 6.375% Debentures due 2009.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 5.5%, 5.9% and 5.9% for its debt and capital lease obligations as of September 27, 2009, December 28, 2008 and September 28, 2008, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7% for both YTD 2009 and YTD 2008. As of September 27, 2009, approximately 9.6% of the Company’s debt and capital lease obligations of $616.9 million was subject to changes in short-term interest rates.
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
interest receivable. After accounting for previously accrued interest receivable, the Company is amortizing the gain of $5.1 million over the remaining term of the underlying debt. During YTD 2009, $1.0 million of the gain has been amortized. The remaining amount to be amortized is $3.7 million. All of the Company’s interest rate swap agreements were LIBOR-based.
The Company had no interest rate swap agreements at September 27, 2009, December 28, 2008 and September 28, 2008.
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
Commodities
The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under generally accepted accounting principles and are used as “economic hedges” to manage certain commodity risk. Currently the Company has derivative instruments to hedge its projected diesel fuel and aluminum purchase requirements. These derivative instruments are marked to market on a periodic basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.
The Company is using derivative instruments to hedge all of its projected diesel fuel purchases for 2009 and 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. At the end of Q1 2009, the Company began using derivative instruments to hedge approximately 75% of the Company’s projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements.
The following summarizes Q3 2009 net gains and Q3 2008 net losses on the Company’s fuel and aluminum derivative financial instruments and the classification of such net gain/loss in the consolidated statements of operations:

		Third Quarter
In Thousands	Classification of Gain (Loss)	2009	2008

Fuel Hedges	Selling, delivery and administrative expenses	$(635)	$(583)
Aluminum Hedges	Cost of sales	1,440	—

Total Net Gain (Loss)		$805	$(583)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The following summarizes YTD 2009 and YTD 2008 net gains on the Company’s fuel and aluminum derivative financial instruments and the classification of such net gains in the consolidated statements of operations:

		First Nine Months
In Thousands	Classification of Gain	2009	2008

Fuel Hedges	Selling, delivery and administrative expenses	$1,974	$1,206
Aluminum Hedges	Cost of sales	5,326	—

Total Net Gains		$7,300	$1,206

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of September 27, 2009:

	Classification of	Sept. 27,
In Thousands	Derivative Instruments	2009

Assets
Fuel hedges at fair market value	Prepaid and other assets	$584
Aluminum hedges at fair market value	Prepaid and other assets	968
Unamortized cost of fuel hedging agreements	Prepaid and other assets	859
Unamortized cost of aluminum hedging agreements	Prepaid and other assets	716
Fuel hedges at fair market value	Other assets	353
Aluminum hedges at fair market value	Other assets	4,358
Unamortized cost of fuel hedging agreements	Other assets	246
Unamortized cost of aluminum hedging agreements	Other assets	2,935
The following table summarizes the Company’s outstanding derivative agreements as of September 27, 2009:

	Notional	Latest
In Thousands	Amount	Maturity

Fuel hedging agreements	$16,831	December 2010
Aluminum hedging agreements	53,253	December 2011
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
Derivative Financial Instruments
The fair values for the Company’s interest rate swap, fuel hedging and aluminum hedging agreements are based on current settlement values. Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair values of derivative financial instruments.
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
The carrying amounts and fair values of the Company’s debt, deferred compensation plan, derivative financial instruments and letters of credit were as follows:

	Sept. 27, 2009		Dec. 28, 2008		Sept. 28, 2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$522,882	$559,627	$591,450	$559,963	$591,450	$550,420
Non-public variable rate debt	30,000	30,000	—	—	—	—
Deferred compensation plan assets/liabilities	7,996	7,996	5,446	5,446	6,444	6,444
Fuel hedging agreements	(937)	(937)	1,985	1,985	—	—
Aluminum hedging agreements	(5,326)	(5,326)	—	—	—	—
Letters of credit	—	25,645	—	19,274	—	19,332
The fair value of the fuel hedging agreements at September 27, 2009 represented the estimated amount the Company would have received upon termination of these agreements. The fair value of the fuel hedging agreements at December 28, 2008 represented the estimated amount the Company would have paid upon termination of these agreements. At September 28, 2008, the Company did not have any fuel hedging agreements outstanding.
The fair value of the aluminum hedging agreements at September 27, 2009 represented the estimated amount the Company would have received upon termination of these agreements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Values of Financial Instruments
In September 2006, FASB issued new guidance on fair value measurements. The Company adopted the new guidance on fair value measurements as of December 31, 2007, the beginning of the first quarter of 2008, and there was no material impact to the consolidated financial statements. In the first quarter of 2008, FASB issued additional guidance that delayed the effective date of the fair value measurements new guidance for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no material impact on the consolidated financial statements of the new guidance for nonfinancial assets and liabilities in Q1 2009, but such adoption could have a material effect in the future. The new guidance requires disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The new guidance is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The new guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, aluminum hedging agreements and fuel hedging agreements for the categories above:

	Sept. 27, 2009		Dec. 28, 2008		Sept. 28, 2008
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$7,996		$5,446		$6,444
Aluminum hedging agreements		$5,326
Fuel hedging agreements		937
Liabilities
Deferred compensation plan liabilities	7,996		5,446		6,444
Fuel hedging agreements				$1,985
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Values of Financial Instruments
The Company does not have Level 3 assets or liabilities.
13. Other Liabilities
Other liabilities were summarized as follows:

	Sept. 27,	Dec. 28,	Sept. 28,
In Thousands	2009	2008	2008

Accruals for executive benefit plans	$83,825	$77,299	$77,601
Other	19,963	29,738	32,119

Total other liabilities	$103,788	$107,037	$109,720

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $38.4 million, $39.9 million and $42.1 million as of September 27, 2009, December 28, 2008 and September 28, 2008, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products which adequately mitigate the risk of material loss from the Company’s guarantees.
In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on September 27, 2009 would have been $25.2 million for both SAC and Southeastern and the Company’s maximum total exposure, including its equity investments, would have been $30.8 million for SAC and $38.5 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
The Company has an equity ownership interest in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of September 27, 2009, SAC had total assets of approximately $41 million and total debt of approximately $20 million. SAC had total revenues for YTD 2009 of approximately $128 million. As of September 27, 2009, Southeastern had total assets of approximately $397 million and total debt of approximately $224 million. Southeastern had total revenue for YTD 2009 of approximately $434 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 27, 2009, these letters of credit totaled $25.6 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of September 27, 2009 amounted to $22.5 million and expire at various dates through 2017.
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
15. Income Taxes
The Company’s effective income tax rate for YTD 2009 and YTD 2008 was 24.8% and 48.2%, respectively. The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2009	2008

Statutory expense	$16,826	$5,184
State income taxes, net of federal effect	2,094	645
Manufacturing deduction benefit	(1,197)	(487)
Meals and entertainment	754	507
Adjustment for uncertain tax positions	(7,070)	1,277
Other, net	521	9

Income tax expense	$11,928	$7,135

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company had $10.5 million of unrecognized tax benefits, including accrued interest as of December 28, 2008, of which $9.4 million would affect the Company’s effective tax rate if recognized. As of September 27, 2009, the Company had $3.0 million of unrecognized tax benefits, including accrued interest, of which all would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2008, the Company had approximately $2.5 million of accrued interest related to uncertain tax positions. As of September 27, 2009, the Company had approximately $.8 million of accrued interest related to uncertain tax positions. Income tax expense included an interest credit of approximately $1.7 million in YTD 2009 and interest expense of approximately $.4 million in YTD 2008.
In Q1 2009, the Company reached an agreement with a taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense of approximately $1.7 million.
In Q3 2009, the Company reduced its liability for uncertain tax positions by $5.4 million. The net effect of the adjustment was a decrease to income tax expense of approximately $5.4 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of applicable statutes of limitations.
Various tax years from 1991 remain open to examination by taxing jurisdictions to which the Company is subject due to loss carryforwards.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss
A summary of accumulated other comprehensive loss for Q3 2009 and Q3 2008 follows:

	June 28,	Pre-tax	Tax	Sept. 27,
In Thousands	2009	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(53,880)	$2,339	$(921)	$(52,462)
Prior service costs	(40)	4	(2)	(38)
Net postretirement benefits activity:
Actuarial loss	(9,361)	218	(86)	(9,229)
Prior service costs	7,917	(446)	176	7,647
Transition asset	33	(6)	2	29
Foreign currency translation adjustment	12	4	(1)	15

Total	$(55,319)	$2,113	$(832)	$(54,038)

	June 29,	Pre-tax	Tax	Sept. 28,
In Thousands	2008	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,525)	$111	$(42)	$(12,456)
Prior service costs	(49)	4	(2)	(47)
Net postretirement benefits activity:
Actuarial loss	(9,505)	229	(88)	(9,364)
Prior service costs	9,009	(446)	171	8,734
Transition asset	49	(6)	2	45
Foreign currency translation adjustment	30	(17)	7	20

Total	$(12,991)	$(125)	$48	$(13,068)

A summary of accumulated other comprehensive loss for YTD 2009 and YTD 2008 follows:

	Dec. 28,	Pre-tax	Tax	Sept. 27,
In Thousands	2008	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(56,717)	$7,017	$(2,762)	$(52,462)
Prior service costs	(45)	12	(5)	(38)
Net postretirement benefits activity:
Actuarial loss	(9,625)	653	(257)	(9,229)
Prior service costs	8,459	(1,339)	527	7,647
Transition asset	41	(19)	7	29
Foreign currency translation adjustment	14	1	—	15

Total	$(57,873)	$6,325	$(2,490)	$(54,038)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss

		Remeasurement
		Adjustment
	Dec. 30,	After	Pre-tax	Tax	Sept. 28,
In Thousands	2007	tax(1)	Activity	Effect	2008

Net pension activity:
Actuarial loss	$(12,684)	$23	$333	$(128)	$(12,456)
Prior service costs	(55)	1	12	(5)	(47)
Net postretirement benefits activity:
Actuarial loss	(9,928)	141	687	(264)	(9,364)
Prior service costs	9,833	(275)	(1,338)	514	8,734
Transition asset	60	(4)	(18)	7	45
Foreign currency translation adjustment	23	—	(5)	2	20

Total	$(12,751)	$(114)	$(329)	$126	$(13,068)

(1)	See Note 18 of the consolidated financial statements for additional information.
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
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2009 and YTD 2008, dividends of $.75 per share were declared and paid on both Common Stock and Class B Common Stock.
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
On May 12, 1999, the stockholders of the Company approved a restricted stock award for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. Under the award, shares of restricted stock were granted at a rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment was contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The restricted stock award did not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment had vested and the shares were issued. The restricted stock award expired at the end of fiscal year 2008. Each annual 20,000 share tranche had an independent performance requirement as it

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
was not established until the Company’s Annual Bonus Plan targets were approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche was considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which established the performance requirement for the restricted stock awards, were approved by the Compensation Committee of the Board of Directors in the first quarter of each year. The Company reimbursed Mr. Harrison, III for income taxes to be paid on the shares if the performance requirement was met and the shares were issued. The Company accrued the estimated cost of the income tax reimbursement over the one-year service period.
A summary of the restricted stock award for 2008 was as follows:

Potential
			Annual	First Nine Months
	Shares	Grant-Date	Compensation	Compensation
Year	Awarded	Price	Expense	Expense

2008	20,000	$56.50	$1,130,000	—
As of the end of Q3 2008, the Company estimated it would not achieve at least 80% of the overall goal achievement factor in the Company’s 2008 Annual Bonus Plan required for the restricted stock award to vest. Accordingly, no compensation expense was recorded in Q3 2008 or YTD 2008, based upon the Company’s estimate. On March 4, 2009, the Compensation Committee determined 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III for the fiscal year ended December 28, 2008.
On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units will vest in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) under the Company’s Annual Bonus Plan. The Performance Unit Award Agreement replaced the restricted stock award previously discussed.
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
Compensation expense for the Performance Unit Award Agreement recognized in Q3 2009 and YTD 2009 was $.3 million and $1.5 million, respectively, which was based upon a share price of $48.80 on September 25, 2009.

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
18. Benefit Plans
Recently Adopted Pronouncement
In September 2006, the FASB issued new guidance on employers’ accounting for defined pension and other postretirement plans, which was effective for the year ending December 31, 2006 except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which was effective for the year ending December 28, 2008. The Company adopted the measurement date provisions of this new guidance on the first day of the first quarter of 2008 and used the “one measurement” approach. The incremental effect of applying the measurement date provisions on the balance sheet in the first quarter of 2008 was as follows:

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans

	Before		After
	Remeasurement		Remeasurement
In Thousands	Adjustment	Adjustment	Adjustment

Pension and postretirement benefit obligations	$32,758	$434	$33,192
Deferred income taxes	168,540	(167)	168,373
Total liabilities	1,123,290	267	1,123,557
Retained earnings	79,227	(153)	79,074
Accumulated other comprehensive loss	(12,751)	(114)	(12,865)
Total equity	168,509	(267)	168,242
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
The components of net periodic pension cost (income) were as follows:

	Third Quarter		First Nine Months
In Thousands	2009	2008	2009	2008

Service cost	$23	$20	$68	$61
Interest cost	2,788	2,701	8,365	8,104
Expected return on plan assets	(2,270)	(3,410)	(6,810)	(10,231)
Amortization of prior service cost	4	4	12	12
Recognized net actuarial loss	2,339	111	7,017	333

Net periodic pension cost (income)	$2,884	$(574)	$8,652	$(1,721)

The Company has contributed $10.1 million and $0.2 million to its Company-sponsored pension plans during YTD 2009 and YTD 2008, respectively, and does not anticipate making any additional contributions for the remainder of 2009.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2009	2008	2009	2008

Service cost	$158	$128	$473	$384
Interest cost	557	536	1,672	1,608
Amortization of unrecognized transitional assets	(6)	(6)	(19)	(18)
Recognized net actuarial loss	218	229	653	687
Amortization of prior service cost	(446)	(446)	(1,339)	(1,338)

Net periodic postretirement benefit cost	$481	$441	$1,440	$1,323

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintains the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. In Q3 2009, the Company decided to match its employees’ contributions for the period of April 1, 2009 through August 31, 2009. The Company accrued for a payment of $3.6 million to the 401(k) Savings Plan for the five month period. This payment was made in the fourth quarter of 2009.
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
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of September 27, 2009, The Coca-Cola Company had a 27.1% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2009	2008

Payments by the Company for concentrate, syrup, sweetener and other purchases	$277.4	$286.5
Marketing funding support payments to the Company	35.1	35.3

Payments by the Company net of marketing funding support	$242.3	$251.2

Payments by the Company for customer marketing programs	$39.4	$37.1
Payments by the Company for cold drink equipment parts	5.3	5.3
Fountain delivery and equipment repair fees paid to the Company	8.5	7.5
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	3.0	3.0
Sales of finished products to The Coca-Cola Company	1.1	5.9

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $38.2 million and $30.2 million in YTD 2009 and YTD 2008, respectively. Purchases from CCE under this arrangement were $10.1 million and $15.2 million in YTD 2009 and YTD 2008, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of September 27, 2009, CCE held approximately 6% of the Company’s outstanding Common Stock and held no shares of the Company’s Class B Common Stock.
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
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $100.2 million and $111.5 million in YTD 2009 and YTD 2008, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.9 million in YTD 2009 and $1.1 million in YTD 2008. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $19.7 million as of September 27, 2009. The Company’s equity investment in SAC was $5.6 million, $4.1 million and $4.1 million as of September 27, 2009, December 28, 2008 and September 28, 2008, respectively.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $51.3 million and $54.3 million in YTD 2009 and YTD 2008, respectively. In connection with its participation in one of these entities, the Company has guaranteed a portion of

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
the entity’s debt. Such guarantee amounted to $18.7 million as of September 27, 2009. The Company’s equity investment in one of these entities, Southeastern, was $13.3 million, $11.0 million and $11.0 million as of September 27, 2009, December 28, 2008 and September 28, 2008, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other-than-temporary. No impairment of the Company’s investments in cooperatives has been identified as of September 27, 2009 nor was there any impairment in 2008.
The Company recorded an adjustment to increase its equity investment in Southeastern in the second quarter of 2008 which resulted in a nonrecurring pre-tax credit of $2.6 million. This adjustment was based on new information received from Southeastern during that quarter and reflected a higher share of Southeastern’s retained earnings compared to the amount previously recorded. The Company classifies its equity in earnings of Southeastern in cost of sales consistent with the classification of purchases from Southeastern.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. The current lease expires on December 31, 2010. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. On March 23, 2009, the Company modified the lease agreement (new terms to begin January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of September 27, 2009 was $29.3 million. Rental payments related to this lease were $2.6 million and $2.8 million in YTD 2009 and YTD 2008, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of September 27, 2009 was $31.4 million. Rental payments related to the lease were $2.8 million in both YTD 2009 and YTD 2008.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
20. Net Sales by Product Category
Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2009	2008	2009	2008

Bottle/can sales:
Sparkling beverages (including energy products)	$257,289	$258,200	$749,488	$762,741
Still beverages	59,694	66,160	166,629	186,020

Total bottle/can sales	316,983	324,360	916,117	948,761

Other sales:
Sales to other Coca-Cola bottlers	31,822	31,231	98,433	94,356
Post-mix and other	25,751	25,972	74,016	72,123

Total other sales	57,573	57,203	172,449	166,479

Total net sales	$374,556	$381,563	$1,088,566	$1,115,240

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share
The following table sets forth the computation of basic net income (loss) per share and diluted net income (loss) per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2009	2008	2009	2008

Numerator for basic and diluted net income (loss) per Common Stock and Class B Common Stock share:

Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	$15,428	$(3,145)	$36,146	$7,675
Less dividends:
Common Stock	1,785	1,661	5,285	4,983
Class B Common Stock	505	625	1,587	1,875

Total undistributed earnings (losses)	$13,138	$(5,431)	$29,274	$817

Common Stock undistributed earnings (losses) — basic	$10,239	$(3,946)	$22,511	$594
Class B Common Stock undistributed earnings (losses) — basic	2,899	(1,485)	6,763	223

Total undistributed earnings (losses) — basic	$13,138	$(5,431)	$29,274	$817

Common Stock undistributed earnings (losses) — diluted	$10,194	$(3,946)	$22,438	$593
Class B Common Stock undistributed earnings (losses) — diluted	2,944	(1,485)	6,836	224

Total undistributed earnings (losses) — diluted	$13,138	$(5,431)	$29,274	$817

Numerator for basic net income (loss) per Common Stock share:
Dividends on Common Stock	$1,785	$1,661	$5,285	$4,983
Common Stock undistributed earnings (losses) — basic	10,239	(3,946)	22,511	594

Numerator for basic net income (loss) per Common Stock share	$12,024	$(2,285)	$27,796	$5,577

Numerator for basic net income (loss) per Class B Common Stock share:
Dividends on Class B Common Stock	$505	$625	$1,587	$1,875
Class B Common Stock undistributed earnings (losses) — basic	2,899	(1,485)	6,763	223

Numerator for basic net income (loss) per Class B Common Stock share	$3,404	$(860)	$8,350	$2,098

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2009	2008	2009	2008

Numerator for diluted net income (loss) per
Common Stock share:
Dividends on Common Stock	$1,785	$1,661	$5,285	$4,983
Dividends on Class B Common Stock assumed converted to Common Stock	505	625	1,587	1,875
Common Stock undistributed earnings (losses) — diluted	13,138	(5,431)	29,274	817

Numerator for diluted net income (loss) per
Common Stock share	$15,428	$(3,145)	$36,146	$7,675

Numerator for diluted net income (loss) per Class B
Common Stock share:
Dividends on Class B Common Stock	$505	$625	$1,587	$1,875
Class B Common Stock undistributed earnings (losses) — diluted	2,944	(1,485)	6,836	224

Numerator for diluted net income (loss) per
Class B Common Stock share	$3,449	$(860)	$8,423	$2,099

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income (Loss) Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2009	2008	2009	2008

Denominator for basic net income (loss) per
Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	6,644	7,047	6,644
Class B Common Stock weighted average shares outstanding — basic	2,022	2,500	2,117	2,500

Denominator for diluted net income (loss) per
Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,203	9,144	9,194	9,159
Class B Common Stock weighted average shares outstanding — diluted	2,062	2,500	2,147	2,515

Basic net income (loss) per share:
Common Stock	$1.68	$(.34)	$3.94	$.84

Class B Common Stock	$1.68	$(.34)	$3.94	$.84

Diluted net income (loss) per share:
Common Stock	$1.68	$(.34)	$3.93	$.84

Class B Common Stock	$1.67	$(.34)	$3.92	$.83

NOTES TO TABLE

(1)
For purposes of the diluted net income (loss) per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings (losses) is allocated to Common Stock.

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 88% of the Company’s YTD 2009 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s YTD 2009 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2009, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 19% and 11%, respectively, of the Company’s total bottle/can volume to retail customers during YTD 2009 and accounted for approximately 19% and 12%, respectively, of the Company’s total bottle/can volume to retail customers during YTD 2008. Wal-Mart Stores, Inc. accounted for approximately 15% and approximately 14% of the Company’s total net sales during YTD 2009 and YTD 2008, respectively.
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
Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining contract covering approximately .5% of the Company’s employees expired during Q3 2009 and the Company entered into a new agreement on July 22, 2009.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Nine Months
In Thousands	2009	2008

Accounts receivable, trade, net	$3,586	$(13,081)
Accounts receivable from The Coca-Cola Company	(14,006)	(8,861)
Accounts receivable, other	(4,025)	(3,672)
Inventories	(2,265)	(2,061)
Prepaid expenses and other current assets	(4,355)	1,259
Accounts payable, trade	(9,786)	(14,252)
Accounts payable to The Coca-Cola Company	8,290	26,749
Other accrued liabilities	12,162	10,332
Accrued compensation	(1,554)	(5,884)
Accrued interest payable	4,348	6,643

Increase in current assets less current liabilities	$(7,605)	$(2,828)

24. New Accounting Pronouncements
Recently Adopted Pronouncements
In September 2006, the FASB issued new guidance which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The new guidance does not require any new fair value measurements but could change the Company’s current practices in measuring fair value. The new guidance was effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued additional guidance which deferred the application date of the provisions of new guidance for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements as of YTD 2009, but could have a material effect in the future. See Note 12 to the consolidated financial statements for additional information.
In December 2007, the FASB issued new guidance which established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The new guidance was effective for Q1 2009. The impact on the Company of adopting this new guidance will depend on the nature, terms and size of business combinations completed after the effective date.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
In December 2007, the FASB issued new guidance to establish new accounting and new reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest) and for the deconsolidation of a subsidiary. This new guidance was effective for the Company as of the beginning of Q1 2009 and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued new guidance which amends and expands the disclosure requirements relative to derivative instruments to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The new guidance was effective for Q1 2009. The adoption of this new guidance did not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items. See Note 11 to the consolidated financial statements for additional information.
In April 2008, the FASB issued new guidance which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The intent of the new guidance is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The new guidance was effective for Q1 2009. The Company does not expect this new guidance to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.
In September 2008, the FASB issued new guidance which requires a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). The new guidance also requires guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of the new guidance relative to derivative instruments discussed above. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The new guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance which amends the other-than-temporary impairment guidance for debt securities to make the other-than-temporary impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The new guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
In April 2009, the FASB issued new guidance which requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance was effective for interim periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued new guidance relative to subsequent events which does not result in significant changes in the subsequent events that an entity reports in its financial statements. The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective for the Company in the second quarter of 2009, and the required disclosure has been included in Note 1 to the consolidated financial statements. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification™. The FASB Accounting Standards Codification™ (“Codification”) became the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification did not change GAAP. The Codification was effective for interim and annual periods ending after September 15, 2009. Pursuant to the provisions of the Codification, the Company updated references to GAAP in the Company’s consolidated financial statements. The Codification did not change GAAP and therefore did not impact the Company’s consolidated financial statements other than the change in references.
Recently Issued Pronouncements
In December 2008, the FASB issued new guidance which requires enhanced disclosures about plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of (1) employers’ investment strategies; (2) major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) concentration of risk within plan assets. The new guidance is effective for fiscal years ending after December 15, 2009. The adoption of this new guidance will not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to the Company’s pension plan assets.
In June 2009, the FASB issued new guidance which eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitization when a transferor has not surrendered control over the transferred financial assets. The new guidance is effective for annual reporting periods that begin after November 15, 2009. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
In June 2009, the FASB issued new guidance which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The new guidance is effective for annual reporting periods that begin after November 15, 2009. The Company is in the process of evaluating the impact of this new guidance on the Company’s consolidated financial statements.
In August 2009, FASB issued new guidance on measuring the fair value of liabilities. The new guidance clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement for that liability when no adjustment to the quoted price is required. The new guidance also gives guidance on valuation techniques in the absence of a Level 1 measurement. The new guidance is effective for the Company in the fourth quarter of 2009. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.
25. Restructuring Expenses
On July 15, 2008, the Company initiated a plan to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions, or approximately 5% of its workforce. As a result of this plan, the Company incurred $4.6 million in pre-tax restructuring expenses in 2008 for one-time termination benefits.
The following table summarizes restructuring activity, which is included in selling, delivery and administrative expenses, for the year ended December 28, 2008 and the first nine months of the year ended September 27, 2009.

	Severance Pay	Relocation
In Thousands	and Benefits	and Other	Total

Balance at December 30, 2007	$—	$—	$—
Provision	4,559	63	4,622
Cash payments	3,583	50	3,633

Balance at December 28, 2008	976	13	989
Provision	—	—	—
Cash payments	914	13	927

Balance at September 27, 2009	$62	$—	$62

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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the third quarter of 2009 (“Q3 2009”) and the first nine months of 2009 (“YTD 2009”) and changes from the third quarter of 2008 (“Q3 2008”) and the first nine months of 2008 (“YTD 2008”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q3 2009 and YTD 2009 compared to Q3 2008 and YTD 2008.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q3 2009 compared to year-end 2008 and the end of Q3 2008 as presented in the consolidated financial statements.

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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for the noncontrolling interest in the consolidated financial statements. The Company implemented the new guidance effective December 29, 2008, the beginning of the first quarter of 2009 (“Q1 2009”). The new guidance changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). Piedmont is the Company’s only subsidiary that has a noncontrolling interest. Noncontrolling interest income of $1.0 million in Q3 2009, $2.0 million in YTD 2009, $.7 million in Q3 2008 and $1.7 million in YTD 2008 have been reclassified to be included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest related to Piedmont totaled $52.4 million, $50.4 million and $49.7 million at September 27, 2009, December 28, 2008 and September 28, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of approximately $1.5 billion in 2008.
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
Historically, operating results for the third quarter and the first nine months of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.
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

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2009	2008	2009	2008

Bottle/can sales:
Sparkling beverages (including energy products)	$257,289	$258,200	$749,488	$762,741
Still beverages	59,694	66,160	166,629	186,020

Total bottle/can sales	316,983	324,360	916,117	948,761

Other sales:
Sales to other Coca-Cola bottlers	31,822	31,231	98,433	94,356
Post-mix and other	25,751	25,972	74,016	72,123

Total other sales	57,573	57,203	172,449	166,479

Total net sales	$374,556	$381,563	$1,088,566	$1,115,240

Areas of Emphasis
Key priorities for the Company include revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.
Revenue Management
Revenue management requires a strategy which reflects consideration for pricing of brands and packages within product categories and channels, highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key performance driver which has a significant impact on the Company’s results of operations.
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
In October 2008, the Company entered into a distribution agreement with Hansen Beverage Company (“Hansen”), the developer, marketer, seller and distributor of Monster Energy® drinks, the leading volume brand in the United States energy category. Under this agreement, the Company has the right to distribute Monster Energy® drinks in certain of the Company’s territories. The agreement has a term of 20 years and can be terminated by either party under certain circumstances, subject to a termination penalty in certain cases. In conjunction with the execution of this agreement, the Company was required to pay Hansen $2.3 million. This amount equals the amount that Hansen was required to pay to the distributors of Monster Energy® drinks to terminate the prior distribution agreements. The Company has recorded the payment to Hansen as distribution rights and will amortize the amount on a straight-line basis to selling, delivery and administrative (“S,D&A”) expenses over the 20-year term of the agreement.

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
The Company has invested in its own brand portfolio with products such as Tum-E Yummies™, a vitamin C enhanced flavored drink, Country Breeze tea and diet Country Breeze tea and is the exclusive licensee of Cinnabon Premium Coffee Lattes. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that may include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusive licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $138.7 million and $152.5 million in YTD 2009 and YTD 2008, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
The Company has three primary delivery systems for its current business:
•	bulk delivery for large supermarkets, mass merchandisers and club stores;

•	advanced sales delivery for convenience stores, drug stores, small supermarkets and certain on-premise accounts; and

•	full service delivery for full service vending customers.
Distribution cost management will continue to be a key area of emphasis for the Company.
Productivity
A key driver in the Company’s S,D&A expense management relates to ongoing improvements in labor productivity and asset productivity. The Company continues to focus on its supply chain and distribution functions for ongoing opportunities to improve productivity.

Overview of Operations and Financial Condition
The following items affect the comparability of the financial results presented below:
Q3 2009 and YTD 2009

•	a $1.4 million and $5.3 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging programs in Q3 2009 and YTD 2009, respectively;

•	a $1.7 million credit to income tax expense related to the agreement with a state tax authority to settle certain prior tax positions in Q1 2009;

•	a $5.4 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2009 due mainly to the lapse of applicable statutes of limitations;

•
a $.9 million and $2.9 million pre-tax favorable impact to S,D&A expenses in Q3 2009 and YTD 2009, respectively, due to a change in the estimate of the useful lives of certain cold drink dispensing equipment in Q1 2009;

•
a $.1 million pre-tax unfavorable mark-to-market adjustment and $.9 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2009 fuel hedging program in Q3 2009 and YTD 2009, respectively;

•	a $.6 million pre-tax favorable adjustment to S,D&A expenses related to the gain on the termination of a capital lease related to an operating facility in Q1 2009; and

•
a $.5 million pre-tax unfavorable mark-to-market adjustment and $1.1 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program in Q3 2009 and YTD 2009, respectively.

Q3 2008 and YTD 2008

•
a $13.8 million pre-tax charge to freeze the Company’s liability to the Central States, Southeast and Southwest Areas Pension Fund (“Central States”), a multi-employer pension fund effective in Q3 2008, while preserving the pension benefits previously earned by Company employees covered by the plan;

•
a $4.0 million pre-tax charge for restructuring expense related to the Company’s plan initiated in Q3 2008 to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions;

•	a $2.6 million adjustment to increase equity investment in a plastic bottle cooperative in YTD 2008; and

•
a $.6 million pre-tax unfavorable mark-to-market adjustment and $1.2 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2008 fuel hedging program in Q3 2008 and YTD 2008, respectively.

The following overview provides a summary of key information concerning the Company’s financial results for Q3 2009 and YTD 2009 compared to Q3 2008 and YTD 2008.

	Third Quarter			%
In Thousands (Except Per Share Data)	2009	2008	Change	Change

Net sales	$374,556	$381,563	$(7,007)	(1.8)
Gross margin	157,320	155,827	1,493	1.0
S,D&A expenses	131,024	149,384	(18,360)	(12.3)
Income from operations	26,296	6,443	19,853	NM*
Interest expense	8,866	9,406	(540)	(5.7)
Income (loss) before income taxes	17,430	(2,963)	20,393	NM*
Income tax provision (benefit)	1,043	(523)	1,566	NM*
Net income (loss)	16,387	(2,440)	18,827	NM*
Net income (loss) attributable to the Company	15,428	(3,145)	18,573	NM*
Basic net income (loss) per share:
Common Stock	$1.68	$(.34)	$2.02	NM*
Class B Common Stock	$1.68	$(.34)	$2.02	NM*
Diluted net income (loss) per share:
Common Stock	$1.68	$(.34)	$2.02	NM*
Class B Common Stock	$1.67	$(.34)	$2.01	NM*

*	Not Meaningful

	First Nine Months			%
In Thousands (Except Per Share Data)	2009	2008	Change	Change

Net sales	$1,088,566	$1,115,240	$(26,674)	(2.4)
Gross margin	464,576	467,625	(3,049)	(0.7)
S,D&A expenses	386,461	421,300	(34,839)	(8.3)
Income from operations	78,115	46,325	31,790	68.6
Interest expense	28,059	29,789	(1,730)	(5.8)
Income before income taxes	50,056	16,536	33,520	NM*
Income tax provision	11,928	7,135	4,793	67.2
Net income	38,128	9,401	28,727	NM*
Net income attributable to the Company	36,146	7,675	28,471	NM*
Basic net income per share:
Common Stock	$3.94	$0.84	$3.10	NM*
Class B Common Stock	$3.94	$0.84	$3.10	NM*
Diluted net income per share:
Common Stock	$3.93	$0.84	$3.09	NM*
Class B Common Stock	$3.92	$0.83	$3.09	NM*

*	Not Meaningful
The Company’s net sales decreased 1.8% in Q3 2009 compared to Q3 2008. The decrease in net sales was primarily due to a 1.2% decrease in bottle/can volume and a 1.8% decrease in average sales price per bottle/can unit. The decrease in bottle/can volume was primarily due to a volume decrease in bottled water. The decrease in average sales price per bottle/can unit was primarily due to lower per unit prices in sparkling products except energy products partially offset by higher per unit prices in energy products. The Company’s net sales decreased 2.4% in YTD 2009 compared to YTD 2008. The decrease in net sales was primarily due to a 6.0% decrease in bottle/can volume partially offset by a 2.3% increase in average sales price per bottle/can unit. The decrease in bottle/can volume was primarily due to a decrease in volume in all product categories except energy products. The increase in average sales price per bottle/can unit was primarily due to increased sales prices in all product categories except enhanced water products.
Gross margin dollars increased 1.0% in Q3 2009 compared to Q3 2008. The Company’s gross margin percentage increased to 42.0% for Q3 2009 from 40.8% for Q3 2008. The increase in gross margin dollars and gross margin percentage was primarily due to an increase in marketing funding support received primarily from The Coca-Cola Company partially offset by lower bottle/can sales price per unit. Gross margin dollars decreased .7% in YTD 2009 compared to YTD 2008. The Company’s gross margin percentage increased to 42.7% for YTD 2009 from 41.9% for YTD 2008. The decrease in gross margin dollars was primarily due to lower bottle/can volume and increases in raw material costs partially offset by higher average sales price per bottle/can unit. The increase in gross margin percentage in YTD 2009 compared to YTD 2008 was primarily due to higher sales prices per unit and a decrease in cost of sales due to the Company’s aluminum hedging program partially offset by higher raw material costs.
S,D&A expenses decreased 12.3% in Q3 2009 from Q3 2008 and 8.3% in YTD 2009 from YTD 2008. The decreases in S,D&A expenses in Q3 2009 from Q3 2008 and YTD 2009 from YTD 2008 were primarily attributable to decreases in salaries and wages, decreases in fuel costs and decreased depreciation expense offset by increased employee benefit costs and increased bonus expense. During Q3 2008, the Company recorded a charge that resulted from a new collective bargaining agreement that allowed the Company to freeze its liability for the union pension plan. During Q3 2008, the Company also recorded restructuring expense related to the Company’s plan to reorganize the structure of its operating units and support services.
Net interest expense decreased 5.7% in Q3 2009 compared to Q3 2008 and decreased 5.8% in YTD 2009 compared to YTD 2008. The decrease in YTD 2009 compared to YTD 2008 was primarily due to lower debt. The Company’s overall weighted average interest rate was 5.7% during both YTD 2009 and YTD 2008.
Net debt and capital lease obligations were summarized as follows:

	Sept. 27,	December 28,	Sept. 28,
In Thousands	2009	2008	2008

Debt	$552,882	$591,450	$591,450
Capital lease obligations	64,006	77,614	78,280

Total debt and capital lease obligations	616,888	669,064	669,730
Less: Cash and cash equivalents	25,062	45,407	20,583

Total net debt and capital lease obligations (1)	$591,826	$623,657	$649,147

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
Recently Adopted Pronouncements
In September 2006, the FASB issued new guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The new guidance does not require any new fair value measurements but could change the Company’s current practices in measuring fair value. The new guidance was effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued additional guidance which deferred the application date of the provisions of new guidance for all nonfinancial assets and liabilities until Q1 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements as of YTD 2009, but could have a material effect in the future. See Note 12 to the consolidated financial statements for additional information.
In December 2007, the FASB issued new guidance which established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The new guidance was effective for Q1 2009. The impact on the Company of adopting this new guidance will depend on the nature, terms and size of business combinations completed after the effective date.
In December 2007, the FASB issued new guidance to establish new accounting and new reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest) and for the deconsolidation of a subsidiary. This new guidance was effective for the Company as of the beginning of Q1 2009 and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued new guidance which amends and expands the disclosure requirements relative to derivative instruments to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The new guidance was effective for Q1 2009. The adoption of this new guidance did not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items. See Note 11 to the consolidated financial statements for additional information.
In April 2008, the FASB issued new guidance which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The intent of the new guidance is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The new guidance was effective for Q1 2009. The Company does not expect this new guidance to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.
In September 2008, the FASB issued new guidance which requires a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). The new guidance also requires guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date of the new guidance relative to derivative instruments discussed above. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The new guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance which amends the other-than-temporary impairment guidance for debt securities to make the other-than-temporary impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The new guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance which requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance was effective for interim periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued new guidance relative to subsequent events which does not result in significant changes in the subsequent events that an entity reports in its financial statements. The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective for the Company in the second quarter of 2009, and the required disclosure has been included in Note 1 to the consolidated financial statements. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued guidance which established the FASB Accounting Standards Codification™. The FASB Accounting Standards Codification™ (“Codification”) became the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification did not change GAAP. The Codification was effective for interim and annual periods ending after September 15, 2009. Pursuant to the provision of the Codification, the Company updated references to GAAP in the Company’s consolidated financial statements. The Codification did not change GAAP and therefore did not impact the Company’s consolidated financial statements other than the change in references.

Recently Issued Pronouncements
In December 2008, the FASB issued new guidance which requires enhanced disclosures about plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of (1) employers’ investment strategies; (2) major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) concentration of risk within plan assets. The new guidance is effective for fiscal years ending after December 15, 2009. The adoption of this new guidance will not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to the Company’s pension plan assets.
In June 2009, the FASB issued new guidance which eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitization when a transferor has not surrendered control over the transferred financial assets. The new guidance is effective for annual reporting periods that begin after November 15, 2009. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new guidance which replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The new guidance is effective for annual reporting periods that begin after November 15, 2009. The Company is in the process of evaluating the impact of this new guidance on the Company’s consolidated financial statements.
In August 2009, FASB issued new guidance on measuring the fair value of liabilities. The new guidance clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement for that liability when no adjustment to the quoted price is required. The new guidance also gives guidance on valuation techniques in the absence of a Level 1 measurement. The new guidance is effective for the Company in the fourth quarter of 2009. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.
Results of Operations
Q3 2009 Compared to Q3 2008 and YTD 2009 Compared to YTD 2008
Net Sales
Net sales decreased $7.0 million, or 1.8%, to $374.6 million in Q3 2009 compared to $381.6 million in Q3 2008. Net sales decreased $26.7 million, or 2.4% to $1,088.6 million in YTD 2009 compared to $1,115.2 million in YTD 2008.

The decrease in net sales was a result of the following:

Q3 2009	Attributable to:
(In Millions)
$(5.2)	1.2% decrease in bottle/can volume primarily due to a volume decrease in bottled water
(2.1)	1.8% decrease in bottle/can sales price per unit primarily due to lower per unit prices in sparkling products except energy products partially offset by higher per unit prices in energy products
1.0	3.2% increase in sales volume sold to other Coca-Cola bottlers primarily due to an increase in volume of sparkling products
(1.4)	7.0% decrease in post-mix volume
1.1	6.2% increase in post-mix sales price per unit
(0.4)	Other

$(7.0)	Total decrease in net sales

YTD 2009	Attributable to:
(In Millions)
$(55.0)	6.0% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
22.4	2.3% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except enhanced water products
(4.8)	8.4% decrease in post-mix volume
4.0	4.3% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to increases in all product categories
3.4	6.5% increase in post-mix sales price per unit
3.3	Other

$(26.7)	Total decrease in net sales

In YTD 2009, the Company’s bottle/can sales to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The decrease in the Company’s bottle/can net pricing per unit in Q3 2009 compared to Q3 2008 was primarily due to sales price decreases in sparkling products except energy products partially offset by sales price increases in energy products. The increase in the Company’s bottle/can net pricing per unit in YTD 2009 compared to YTD 2008 was primarily due to sales price increases in all product categories, except enhanced water products.
Product category sales volume in Q3 2009 and Q3 2008 and YTD 2009 and YTD 2008 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2009	Q3 2008	% Increase (Decrease)
Sparkling beverages (including energy products)	84.6%	82.7%	1.2
Still beverages	15.4%	17.3%	(12.1)

Total bottle/can sales volume	100.0%	100.0%	(1.2)

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2009	YTD 2008	% (Decrease)
Sparkling beverages (including energy products)	85.0%	84.5%	(4.3)
Still beverages	15.0%	15.5%	(14.7)

Total bottle/can sales volume	100.0%	100.0%	(6.0)

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
The Company recorded delivery fees in net sales of $5.9 million and $4.7 million in YTD 2009 and YTD 2008, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales decreased 3.8%, or $8.5 million, to $217.2 million in Q3 2009 compared to $225.7 million in Q3 2008. Cost of sales decreased 3.6%, or $23.6 million, to $624.0 million in YTD 2009 compared to $647.6 million in YTD 2008.
The decrease in cost of sales was principally attributable to the following:

Q3 2009	Attributable to:
(In Millions)
$(3.9)	Increase in marketing funding support received primarily from The Coca-Cola Company
(3.7)	1.2% decrease in bottle/can volume primarily due to a volume decrease in bottled water
(1.4)	Decrease in cost due to the Company’s aluminum hedging program
1.0	3.2% increase in sales volume sold to other Coca-Cola bottlers primarily due to an increase in volume of sparkling products
(1.0)	7.0% decrease in post-mix volume
0.9	Increase in raw material costs primarily due to increases in high fructose corn syrup
(0.4)	Other

$(8.5)	Total decrease in cost of sales

YTD 2009	Attributable to:
(In Millions)
$(31.7)	6.0% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
12.8	Increase in raw material costs such as concentrate and high fructose corn syrup partially offset by a decrease in purchased products
(5.3)	Decrease in cost due to the Company’s aluminum hedging program
(3.2)	8.4% decrease in post-mix volume
2.6	Increase in equity investment in a plastic bottle cooperative in 2008
1.0	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.2	Other

$(23.6)	Total decrease in cost of sales

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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $41.1 million for YTD 2009 compared to $42.1 million for YTD 2008.
The net impact of the Company’s aluminum hedging program was to decrease aluminum cost by $1.4 million and $5.3 million in Q3 2009 and YTD 2009, respectively.
Gross Margin
Gross margin dollars increased 1.0%, or $1.5 million, to $157.3 million in Q3 2009 compared to $155.8 million in Q3 2008. Gross margin as a percentage of net sales increased to 42.0% for Q3 2009 from 40.8% for Q3 2008. Gross margin dollars decreased $3.0 million, or .7%, to $464.6 million in YTD 2009 compared to $467.6 million in YTD 2008. Gross margin as a percentage of net sales increased to 42.7% in YTD 2009 from 41.9% in YTD 2008.

The increase (decrease) in gross margin dollars was primarily the result of the following:

Q3 2009	Attributable to:
(In Millions)
$3.9	Increase in marketing funding support received primarily from The Coca-Cola Company
(2.1)	1.8% decrease in bottle/can sales price per unit primarily due to lower per unit prices in sparkling products except energy products partially offset by higher per unit prices in energy products
(1.5)	1.2% decrease in bottle/can volume primarily due to a volume decrease in bottled water
1.4	Increase in gross margin due to the Company’s aluminum hedging program
1.1	6.2% increase in post-mix sales price per unit
(0.9)	Increase in raw material costs primarily due to increases in high fructose corn syrup
(0.4)	7.0% decrease in post-mix volume
—	Other

$1.5	Total increase in gross margin

YTD 2009	Attributable to:
(In Millions)
$(23.3)	6.0% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
22.4	2.3% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except enhanced water products
(12.8)	Increase in raw material costs such as concentrate and high fructose corn syrup partially offset by a decrease in purchased products
5.3	Increase in gross margin due to the Company’s aluminum hedging program
4.0	4.3% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to increases in all product categories
3.4	6.5% increase in post-mix sales price per unit
(2.6)	Increase in equity investment in a plastic bottle cooperative in 2008
(1.0)	Decrease in marketing funding support received primarily from The Coca-Cola Company
(1.6)	8.4% decrease in post-mix volume
3.2	Other

$(3.0)	Total decrease in gross margin

The increase in gross margin percentage in Q3 2009 compared to Q3 2008 was primarily due to an increase in marketing funding support partially offset by lower bottle/can sales prices per unit. The increase in gross margin percentage in YTD 2009 compared to YTD 2008 was primarily due to higher sales prices per unit and a decrease in cost of sales due to the Company’s aluminum hedging program partially offset by higher raw material costs.
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
S,D&A expenses decreased by $18.4 million, or 12.3%, to $131.0 million in Q3 2009 from $149.4 million in Q3 2008. S,D&A expenses decreased by $34.8 million, or 8.3%, to $386.5 million in YTD 2009 from $421.3 million in YTD 2008.
The decrease in S,D&A expenses was primarily due to the following:

Q3 2009	Attributable to:
(In Millions)
$(13.8)	Charge to exit from multi-employer pension plan in Q3 2008
4.0	Increase in employee benefit costs primarily due to higher pension plan costs
(4.0)	Decrease in restructuring costs
(3.4)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
2.8	Increase in accrued bonus and incentive expense due to the Company’s financial performance
(2.3)	Decrease in property and casualty insurance expenses
(1.7)	Decrease in depreciation expense due to a change in estimate of the useful lives of certain cold drink dispensing equipment in 2009 and lower levels of capital spending
(1.1)	Decrease in employee salaries due to the Company implementing its July 2008 plan to reorganize the structure of its operating units and support services and eliminate approximately 350 positions
0.9	Increase in bad debt expense
0.2	Other

$(18.4)	Total decrease in S,D&A expenses

YTD 2009	Attributable to:
(In Millions)
$(13.8)	Charge to exit from multi-employer pension plan in Q3 2008
(12.0)	Decrease in employee salaries due to the Company implementing its July 2008 plan to reorganize the structure of its operating units and support services and eliminate approximately 350 positions
(10.8)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
9.5	Increase in employee benefit costs primarily due to higher pension plan costs
5.5	Increase in accrued bonus and incentive expense and stock performance expense due to the Company’s financial performance
(5.4)	Decrease in depreciation expense due to a change in estimate of the useful lives of certain cold drink dispensing equipment in Q1 2009 and lower levels of capital spending
(4.0)	Decrease in restructuring costs
1.5	Increase in bad debt expense
(1.5)	Decrease in property and casualty insurance expenses
(1.3)	Decrease in marketing expenses
(2.5)	Other

$(34.8)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $138.7 million and $152.5 million in YTD 2009 and YTD 2008, respectively.

The net impact of the Company’s fuel hedging program was to decrease fuel costs by $2.0 million and $1.2 million in YTD 2009 and YTD 2008, respectively.
Primarily due to the performance of the Company’s pension plan investments during 2008, the pension expense recorded in S,D&A expenses related to the two Company-sponsored pension plans increased by $3.0 million from a $.5 million credit in Q3 2008 to a $2.5 million expense in Q3 2009 and by $8.9 million from a $1.5 million credit in YTD 2008 to a $7.4 million expense in YTD 2009.
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
The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintains the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. In Q3 2009, the Company decided to match its employees’ contributions for the period of April 1, 2009 through August 31, 2009. The Company accrued for a payment of $3.6 million to the 401(k) Savings Plan for the five month period. This payment was made in the fourth quarter of 2009.
Interest Expense
Net interest expense decreased 5.7%, or $0.5 million, in Q3 2009 compared to Q3 2008 and decreased 5.8%, or $1.7 million, in YTD 2009 and YTD 2008. The decrease in interest expense in YTD 2009 was primarily due to lower debt. The Company’s overall weighted average interest rate was 5.7% during both YTD 2009 and YTD 2008. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Income Taxes
The Company’s effective income tax rate for YTD 2009 was 24.8% compared to 48.2% for YTD 2008. The lower effective tax rate for YTD 2009 resulted primarily from a decrease in the Company’s reserve for uncertain tax positions. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2009 is dependent upon the results of operations and may change if the results in 2009 are different from current expectations.
The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.
Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $1.0 million in Q3 2009 compared to $.7 million in Q3 2008 and $2.0 million in YTD 2009 compared to $1.7 million in YTD 2008 related to the portion of Piedmont owned by The Coca-Cola Company.
Financial Condition
Total assets of $1.3 billion at September 27, 2009 did not materially change from December 28, 2008 primarily due to decreases in cash and cash equivalents; property, plant and equipment, net and leased property under capital leases, net offset by increases in accounts receivable, prepaid expenses and other current assets and other assets. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years. Leased property under capital leases, net decreased primarily due to the termination of one lease and the modification of a second lease. Other assets increased primarily due to unamortized cost and mark-to-market adjustments related to the Company’s hedging programs.
Net working capital, defined as current assets less current liabilities, increased by $171.4 million from a net liability to positive working capital of $73.6 million at September 27, 2009 from December 28, 2008 and increased by $187.5 million at September 27, 2009 from September 28, 2008.
Significant changes in net working capital from December 28, 2008 were as follows:
•
A decrease in current portion of long-term debt of $176.7 million primarily due to the payment of $119.3 million of debentures on May 1, 2009 and the payment of $57.4 million of debentures on July 1, 2009 primarily from $55.0 million in borrowings on the Company’s $200 million revolving credit facility (“$200 million facility”) which is not due until March 2012. In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019.

•	An increase in other accrued liabilities of $6.7 million primarily due to an increase in employee benefit plan accruals and accrued income taxes.

•	A decrease in accounts payable, trade of $9.8 million primarily due to the timing of payments.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $14.0 million and $8.3 million, respectively, primarily due to the timing of payments.

•	A decrease in cash and cash equivalents of $20.3 million primarily due to the net reduction of debt of $38.6 million.

•	An increase in prepaid expenses and other current assets of $4.3 million primarily due to transactions related to the Company’s hedging programs.

Significant changes in net working capital from September 28, 2008 were as follows:
•
A decrease in current portion of long-term debt of $176.7 million primarily due to the payment of $119.3 million of debentures on May 1, 2009 and the payment of $57.4 million of debentures on July 1, 2009 primarily from $55.0 million in borrowings on the Company’s $200 million facility which is not due until March 2012. In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019.

•	An increase in cash and cash equivalents of $4.5 million primarily due to cash flow from operations.

•	A decrease in accounts receivable, trade, net of $9.3 million primarily due to decreased sales.

•	An increase in prepaid expenses and other current assets of $6.1 million primarily due to transactions related to the Company’s hedging programs.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $4.8 million and $5.3 million, respectively, primarily due to the timing of payments.

•	An increase in accrued compensation payable of $5.6 million primarily due to increased bonus and incentive accruals.
Debt and capital lease obligations were $616.9 million as of September 27, 2009 compared to $669.1 million as of December 28, 2008 and $669.7 million as of September 28, 2008. Debt and capital lease obligations as of September 27, 2009 included $64.0 million of capital lease obligations related primarily to Company facilities.
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
As of September 27, 2009, the Company had $170 million available under its $200 million facility to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants and has been throughout 2009.
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
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of September 27, 2009, $522.9 million of the Company’s total outstanding balance of debt and capital lease obligations of $616.9 million was financed through publicly offered debt. The Company had capital lease obligations of $64.0 million as of September 27, 2009. There was $30.0 million outstanding on the $200 million facility as of September 27, 2009.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.
A summary of activity for YTD 2009 and YTD 2008 follows:

	First Nine Months
In Millions	2009	2008

Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$82.2	$66.8
Proceeds from $200 million facility	30.0	—
Proceeds from issuance of debt	108.1	—
Proceeds from termination of interest rate swap agreements	—	5.1
Proceeds from the sale of property, plant and equipment	4.9	1.2

Total cash sources	$225.2	$73.1

Cash Uses
Capital expenditures	$29.8	$41.2
Investment in a plastic bottle manufacturing cooperative	—	1.0
Investment in restricted cash	4.5	—
Payment of lines of credit, net	—	7.4
Payment of debt and capital lease obligations	179.1	1.9
Debt issuance costs	1.0	—
Dividends	6.9	6.9
Income tax payments	13.8	3.7
Pension payments	10.1	.2
Other	.3	.1

Total cash uses	$245.5	$62.4

Increase (decrease) in cash	$(20.3)	$10.7

Investing Activities
Additions to property, plant and equipment during YTD 2009 were $29.8 million compared to $41.2 million during YTD 2008. Capital expenditures during YTD 2009 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2009 will be in the range of $50 million to $60 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into a $200 million facility replacing its $100 million credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the borrowing. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from Central States would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. See Note 18 to the consolidated financial statements for additional details on the withdrawal from Central States. The Company is currently in compliance with these covenants as amended by the amendment to the $200 million facility. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2009 the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due 2009. On September 27, 2009, the Company had $30.0 million outstanding under the $200 million facility. There were no amounts outstanding under the $200 million facility at December 28, 2008 and September 28, 2008.
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
At September 27, 2009, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $38.4 million of debt and related lease obligations for these entities as of September 27, 2009. In addition, the Company has an equity ownership interest in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of September 27, 2009, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $69.3 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.
Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of September 27, 2009:

	Payments Due by Period
		Oct. 2009-	Oct. 2010-	Oct. 2012-	After
In Thousands	Total	Sept. 2010	Sept. 2012	Sept. 2014	Sept. 2014

Contractual obligations:
Total debt, net of interest	$552,882	$—	$30,000	$150,000	$372,882
Capital lease obligations, net of interest	64,006	3,759	7,926	9,004	43,317
Estimated interest on long-term debt and capital lease obligations (1)	212,617	32,850	65,448	50,343	63,976
Purchase obligations (2)	437,057	93,655	187,310	156,092	—
Other long-term liabilities (3)	106,901	7,357	14,647	13,449	71,448
Operating leases	20,543	3,740	5,539	3,139	8,125
Long-term contractual arrangements (4)	22,539	6,818	10,345	4,962	414
Postretirement obligations	37,138	1,891	4,811	5,200	25,236
Purchase orders (5)	32,746	32,746	—	—	—

Total contractual obligations	$1,486,429	$182,816	$326,026	$392,189	$585,398

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $3.0 million of unrecognized income tax benefits including accrued interest as of September 27, 2009 (included in other long-term liabilities in the table above) of which all would affect the Company’s effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of September 27, 2009, the Company has $25.6 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company contributed $10.1 million to its two Company-sponsored pension plans in YTD 2009 and does not anticipate making any additional contribution for the remainder of 2009. Postretirement medical care payments are expected to be approximately $2.3 million in 2009. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
In September 2008, the Company terminated six interest rate swap agreements with a notional amount of $225 million it had outstanding. The Company received $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company is amortizing a gain of $5.1 million over the remaining term of the underlying debt. The Company has no interest rate swap agreements outstanding as of September 27, 2009.
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $1.8 million and $1.3 million during YTD 2009 and YTD 2008, respectively.
The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.5% as of September 27, 2009 compared to 5.9% as of December 28, 2008 and 5.9% as of September 28, 2008. Approximately 9.6% of the Company’s debt and capital lease obligations of $616.9 million as of September 27, 2009 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
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
The net impact of the Company’s fuel hedging program was to increase fuel costs by $.6 million in both Q3 2009 and Q3 2008. The net impact of the Company’s fuel hedging program was to decrease fuel costs by $2.0 million and $1.2 million in YTD 2009 and YTD 2008, respectively.
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
During the second quarter of 2009, the Company entered into derivative agreements to hedge 75% of the Company’s projected 2011 aluminum purchase requirements.
The net impact of the Company’s aluminum hedging program was to decrease cost of sales by $1.4 million and $5.3 million in Q3 2009 and YTD 2009, respectively.

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

•
the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of September 27, 2009;

•	the Company’s anticipation that it will not contribute additional payments to the two Company-sponsored pension plans for the remainder of 2009;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $2.3 million in 2009;

•	the Company’s expectation that additions to property, plant and equipment in 2009 will be in the range of $50 million to $60 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting guidance;

•	the Company’s belief that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that unrecognized tax benefits may change over the next 12 months as a result of tax audits but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $29 million assuming no change in volume; and

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
Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which reflect the expectations of management of the Company only as of the time such statements are made. Except as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of September 27, 2009. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 9.6% of the Company’s debt and capital lease obligations of $616.9 million as of September 27, 2009 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 27, 2009, interest expense for the following twelve months would increase by approximately $.6 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt and variable rate leases. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $29 million assuming no change in volume.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
Except for the risk factors set forth below, there have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.
Legislative changes that affect the Company’s distribution, packaging and products could reduce demand for the Company’s products or increase the Company’s costs.
The Company’s business model is dependent on the availability of the Company’s various products and packages in multiple channels and locations to better satisfy the needs of the Company’s customers and consumers. Laws that restrict the Company’s ability to distribute products in schools and other venues, as well as laws that require deposits for certain types of packages or those that limit the Company’s ability to design new packages or market certain packages, could negatively impact the financial results of the Company. In addition, taxes imposed by individual states and localities could cause consumers to shift away from purchasing products of the Company.
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

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: November 6, 2009	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer

Date: November 6, 2009	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President, Controller and Chief Accounting Officer