Form 10-K
period 2010-01-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2010-03-18
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010

Commission file number 0-9286

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4100 Coca-Cola Plaza, Charlotte, North Carolina 28211
(Address of principal executive offices) (Zip Code)

(704) 557-4400
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 Par Value	The Nasdaq Stock Market LLC (Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Market Value as of
June 26, 2009

Common Stock, $l.00 Par Value	$270,901,090
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	March 5, 2010

Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,021,882

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2010 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.	Business

Introduction

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (together with its majority-owned subsidiaries, the “Company”), produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia (“The Coca-Cola Company”), which include some of the most recognized and popular beverage brands in the world. The Company, which was incorporated in 1980, and its predecessors have been in the nonalcoholic beverage manufacturing and distribution business since 1902. The Company is the second largest Coca-Cola bottler in the United States.

The Coca-Cola Company currently owns approximately 27.1% of the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis. J. Frank Harrison, III, the Company’s Chairman of the Board and Chief Executive Officer, currently owns or controls approximately 85% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

Nonalcoholic beverage products can be broken down into two categories:

•	Sparkling beverages — beverages with carbonation, including energy drinks; and

•	Still beverages — beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

Sales of sparkling beverages were approximately 84%, 83% and 84% of total net sales for fiscal 2009 (“2009”), fiscal 2008 (“2008”) and fiscal 2007 (“2007”), respectively. Sales of still beverages were approximately 16%, 17% and 16% of total net sales for 2009, 2008 and 2007, respectively.

The Company holds Cola Beverage Agreements and Allied Beverage Agreements under which it produces, distributes and markets, in certain regions, sparkling beverage products of The Coca-Cola Company. The Company also holds Still Beverage Agreements under which it distributes and markets in certain regions still beverages of The Coca-Cola Company such as POWERade, vitaminwater and Minute Maid Juices To Go and produces, distributes and markets Dasani water products.

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

The Company’s principal sparkling beverage is Coca-Cola. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can volume to retail customers. In total, products of The Coca-Cola Company accounted for approximately 88%, 89% and 89% of the Company’s bottle/can volume to retail customers during 2009, 2008 and 2007, respectively.

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

Over the last three and a half years, the Company has developed and begun to market and distribute certain products which it owns. These products include Country Breeze tea, diet Country Breeze tea and Tum-E Yummies, a vitamin C enhanced flavored drink. The Company may market and sell these products nationally. Tum-E Yummies is now distributed nationally by Coca-Cola Enterprises Inc. and certain other Coca-Cola franchise bottlers.

The following table sets forth some of the Company’s most important products, including both products that The Coca-Cola Company and other beverage companies have licensed to the Company and products that the Company owns.

The Coca-Cola Company
Sparkling Beverages		Products Licensed
(including Energy		by Other Beverage	Company Owned
Products)	Still Beverages	Companies	Products

Coca-Cola
Diet Coke
Coca-Cola Zero
Sprite
Fanta Flavors
Sprite Zero
Mello Yello
Vault
Coke Cherry
Seagrams Ginger Ale
Coke Zero Cherry
Diet Coke Plus
Diet Coke Splenda
Vault Zero
Fresca
Pibb Xtra
Barqs Root Beer
Tab
Full Throttle
NOS©	smartwater vitaminwater Dasani Dasani Flavors Dasani Plus POWERade POWERade Zero Minute Maid Adult Refreshments Minute Maid Juices To Go Nestea Gold Peak tea FUZE V8 juice products from Campbell	Dr Pepper Diet Dr Pepper Sundrop Cinnabon Premium Coffee Lattes Monster Energy products	Tum-E Yummies Country Breeze tea diet Country Breeze tea

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

Pricing.  Pursuant to the beverage agreements, except as provided in the Supplementary Agreement and under the Incidence Pricing Agreement (described below), The Coca-Cola Company establishes the prices charged to the Company for concentrates for Coca-Cola Trademark Beverages and Allied Beverages. The Coca-Cola Company has no rights under the beverage agreements to establish the resale prices at which the Company sells its products.

The Company entered into an agreement with The Coca-Cola Company to test an incidence pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. For 2009, the Company continued to utilize the incidence pricing model and did not purchase concentrates at standard concentrate prices as was the practice in prior years. The Company will continue to utilize the incidence pricing model in 2010 under the same terms as 2009 and 2008.

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

Still Beverage Agreements with The Coca-Cola Company.

The Company purchases and distributes certain still beverages such as isotonics and juice drinks from The Coca-Cola Company, or its designees or joint ventures, and produces, markets, and distributes Dasani water products, pursuant to the terms of marketing and distribution agreements (the “Still Beverage Agreements”), although in some instances the Company distributes certain still beverages without a written agreement. The Still Beverage Agreements contain provisions that are similar to the Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola and Allied Beverage Agreements.

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

Other Beverage Agreements with The Coca-Cola Company.

The Company has entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater, smartwater, and vitaminenergy. The agreement has a term of 10 years, and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification by the Company. The agreement covers most of the Company’s territories, requires the Company to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within the Company’s territories. In conjunction with the execution of the Energy Brands agreement, the Company entered into an agreement with The Coca-Cola Company whereby the Company agreed not to introduce new third party brands or certain third party brand extensions through August 31, 2010, unless mutually agreed to by the Company and The Coca-Cola Company.

The Company is distributing fruit and vegetable juice beverages of the Campbell Soup Company (“Campbell”) under an interim subdistribution agreement with The Coca-Cola Company. The Campbell interim subdistribution agreement may be terminated by either party upon 30 days written notice. The interim agreement covers all of the Company’s territories, and permits Campbell and certain other sellers of Campbell beverages to continue distribution in the Company’s territories. The Company purchases Campbell beverages from a subsidiary of Campbell under a separate purchase agreement.

Post-Mix Rights and Sales to Other Bottlers.  The Company also sells Coca-Cola and other post-mix products of The Coca-Cola Company and post-mix products of Dr Pepper Snapple Group on a non-exclusive basis. The Coca-Cola Company establishes the prices charged to the Company for post-mix products. In addition, the Company produces some products for sale to other Coca-Cola bottlers. Sales to other bottlers have lower margins but allow the Company to achieve higher utilization of its production equipment and facilities.

Brand Innovation Agreement with The Coca-Cola Company.  The Company entered into an agreement with The Coca-Cola Company regarding brand innovation and distribution collaboration. Under the agreement, the Company grants The Coca-Cola Company the option to purchase any nonalcoholic beverage brands owned by the Company. The option is exercisable as to each brand at a formula-based price during the two-year period that begins after that brand has achieved a specified level of net operating revenue or, if earlier, beginning five years after the introduction of that brand into the market with a minimum level of net operating revenue, with the exception that with respect to brands owned at the date of the letter agreement, the five-year period does not begin earlier than the date of the letter agreement.

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

The territories covered by beverage agreements with other licensors are not always aligned with the territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these agreements represented approximately 12%, 11% and 11% of the Company’s bottle/can volume to retail customers for 2009, 2008 and 2007, respectively.

Markets and Production and Distribution Facilities

The Company currently holds bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is approximately 20 million.

The Company currently operates in seven principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina.  This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the

surrounding areas. The region has a population of approximately 9 million. A production/distribution facility is located in Charlotte and 13 sales distribution facilities are located in the region.

2. South Carolina.  This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has a population of approximately 4 million. There are 5 sales distribution facilities in the region.

3. South Alabama.  This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has a population of approximately 1 million. A production/distribution facility is located in Mobile and 4 sales distribution facilities are located in the region.

4. South Georgia.  This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus and surrounding areas and a portion of the Florida Panhandle. This region has a population of approximately 1 million. There are 4 sales distribution facilities located in the region.

5. Middle Tennessee.  This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has a population of approximately 2 million. A production/distribution facility is located in Nashville and 4 sales distribution facilities are located in the region.

6. Western Virginia.  This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has a population of approximately 2 million. A production/distribution facility is located in Roanoke and 4 sales distribution facilities are located in the region.

7. West Virginia.  This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has a population of approximately 1 million. There are 8 sales distribution facilities located in the region.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.2 million, $1.4 million and $1.4 million in 2009, 2008 and 2007, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished products through May 2014. Purchases from SAC by the Company for finished products were $131 million, $142 million and $149 million in 2009, 2008 and 2007, respectively, or 25.0 million cases, 27.8 million cases and 30.6 million cases of finished product, respectively.

Raw Materials

In addition to concentrates obtained from The Coca-Cola Company and other beverage companies for use in its beverage manufacturing, the Company also purchases sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials as well as equipment for the production, distribution and marketing of nonalcoholic beverages.

The Company purchases substantially all of its plastic bottles (12-ounce, 16-ounce, 20-ounce, 24-ounce, half-liter, 1-liter, 2-liter and 300 ml sizes) from manufacturing plants which are owned and operated by Southeastern Container and Western Container, two entities owned by Coca-Cola bottlers including the Company. The Company currently obtains all of its aluminum cans (8-ounce, 12-ounce and 16-ounce sizes) from two domestic suppliers.

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

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2009, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 11% of the Company’s total bottle/can volume to retail customers. Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s total net sales. The loss of either Wal-Mart Stores, Inc. or Food Lion, LLC as customers would have a material adverse effect on the Company. All of the Company’s beverage sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from The Coca-Cola Company in the last four years include Coca-Cola Zero, Vault, Vault Zero, Dasani flavors, Full Throttle, Gold Peak tea products and Dasani Plus. The Company began distribution of three of its own products, Country Breeze tea, diet Country Breeze tea and Tum-E Yummies, in 2007. In addition, the Company also began distribution of NOS© products (energy drinks from FUZE, a subsidiary of The Coca-Cola Company), juice products from FUZE and V8 products from Campbell during 2007. In the fourth quarter of 2007, the Company began distribution of glacéau products, a wholly-owned subsidiary of The Coca-Cola Company that produces branded enhanced beverages including vitaminwater, smartwater and vitaminenergy. The Company entered into a distribution agreement in October 2008 with subsidiaries of Hansen Natural Corporation, the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under this agreement, the Company began distributing Monster Energy drinks in certain of the Company’s territories in November 2008. New packaging introductions include the 2-liter contour bottle during 2009 and the 20-ounce “grip” bottle during 2007. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw material costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. For example, there may be as many as 27 different packages for Diet Coke within a single geographic area. Bottle/can volume to retail customers during 2009 was approximately 46% cans, 53% nonrefillable bottles and 1% other containers.

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

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 86% of the Company’s bottle/can volume to retail customers in 2009. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

The principal methods of competition in the nonalcoholic beverage industry are point-of-sale merchandising, new product introductions, new vending and dispensing equipment, packaging changes, pricing, price promotions, product quality, retail space management, customer service, frequency of distribution and advertising. The Company believes it is competitive in its territories with respect to these methods of competition.

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

Soft drink and similar-type taxes have been in place in West Virginia and Tennessee for several years. Proposals have been introduced by members of Congress and certain state governments that would impose special taxes on certain beverages that the Company sells. The Company cannot predict whether this legislation will be enacted.

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At January 3, 2010, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

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

Employees

As of February 1, 2010, the Company had approximately 5,200 full-time employees, of whom approximately 420 were union members. The total number of employees, including part-time employees, was approximately 6,000. Approximately 7% of the Company’s labor force is currently covered by collective bargaining agreements. One collective bargaining agreement covering approximately .5% of the Company’s employees expired during 2009 and the Company entered into a new agreement during 2009. Two collective bargaining agreements covering approximately 1% of the Company’s employees will expire during 2010.

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

Recently announced and completed acquisitions of bottlers by their franchisors may lead to uncertainty in the Coca-Cola bottler system or adversely impact the Company.

The Coca-Cola Company recently announced an agreement to acquire the North America operations of Coca-Cola Enterprises Inc., and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is uncertain whether the transactions will have a material impact on the Company’s business and financial results.

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

Approximately 88% of the Company’s bottle/can volume to retail customers in 2009 consisted of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s bottle/can volume to retail customers in 2009 consisted of products of other beverage companies and the Company’s own products. The Company must satisfy various requirements under its beverage agreements. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products.

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

The Company currently obtains all of its aluminum cans from two domestic suppliers and all of its plastic bottles from two domestic cooperatives. The inability of these aluminum can or plastic bottle suppliers to meet the Company’s requirements for containers could result in short-term shortages until alternative sources of supply can be located. The Company attempts to mitigate these risks by working closely with key suppliers and by purchasing business interruption insurance where appropriate. Failure of the aluminum can or plastic bottle suppliers to meet the Company’s purchase requirements could reduce the Company’s profitability.

The inability of the Company to offset higher raw material costs with higher selling prices, increased bottle/can volume or reduced expenses could have an adverse impact on the Company’s profitability.

Raw material costs, including the costs for plastic bottles, aluminum cans and high fructose corn syrup, have been subject to significant price volatility in recent history. In addition, there are no limits on the prices The Coca-Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

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

Sustained increases in workers’ compensation, employment practices and vehicle accident claims costs could reduce the Company’s profitability.

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. Although the Company has actively sought to control increases in these costs, there can be no assurance that the Company will succeed in limiting future cost increases. Continued upward pressure in these costs could reduce the profitability of the Company’s operations.

Sustained increases in the cost of employee benefits could reduce the Company’s profitability.

The Company’s profitability is substantially affected by the cost of pension retirement benefits, postretirement medical benefits and current employees’ medical benefits. In recent years, the Company has experienced significant increases in these costs as a result of macro-economic factors beyond the Company’s control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates used to calculate pension and related liabilities. A significant decrease in the value of the Company’s pension plan assets in 2008 caused a significant increase in pension plan costs in 2009. Although the Company has actively sought to control increases in these costs, there can be no assurance the Company will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce the profitability of the Company’s operations.

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

Approximately 7.3% of the Company’s debt and capital lease obligations of $601.0 million as of January 3, 2010 was subject to changes in short-term interest rates. In addition, the Company’s pension and postretirement medical benefits costs are subject to changes in interest rates. If interest rates increase in the future, it could reduce the Company’s overall profitability.

The level of the Company’s debt could restrict the Company’s operating flexibility and limit the Company’s ability to incur additional debt to fund future needs.

As of January 3, 2010, the Company had $601.0 million of debt and capital lease obligations. The Company’s level of debt requires the Company to dedicate a substantial portion of the Company’s future cash flows from operations to the payment of principal and interest, thereby reducing the funds available to the Company for other purposes. The Company’s debt can negatively impact the Company’s operations by (1) limiting the Company’s ability and/or increasing the cost to obtain funding for working capital, capital expenditures and other general corporate purposes; (2) increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and (3) exposing the Company to a risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet the Company’s debt service requirements.

With the Company’s level of debt, access to the capital and credit markets is vital. The capital and credit markets can, at times, be volatile and tight as a result of adverse conditions such as those that caused the failure and near failure of a number of large financial service companies in late 2008. When the capital and credit markets experience volatility and the availability of funds is limited, the Company may incur increased costs associated with borrowing to meet the Company’s requirements. In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when the Company would like, or need, to do so, which could have an impact on the Company’s ability to refinance maturing debt and/or react to changing economic and business conditions.

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

Capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and availability of funds remains limited, it is possible that the Company’s ability to access the credit markets may be limited by these factors at a time when the Company would like, or need to do so. The Company repaid $176.7 million of debentures which became due in 2009. The Company issued $110 million of new senior notes, borrowed from its $200 million revolving credit facility (“$200 million facility”) and used cash flows generated by operations to fund the repayments. As of January 3, 2010, the Company had $185 million available on its $200 million facility. The limitation of availability of funds could have an impact on the Company’s ability to refinance maturing debt and/or react to changing economic and business conditions.

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

In addition, taxes imposed on the sale of certain of the Company’s products by the federal government and certain state and local governments could cause consumers to shift away from purchasing products of the Company. For example, in 2009 some members of the U.S. Congress raised the possibility of a federal tax on the sale of certain sugar beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters, to help pay for the cost of healthcare reform. Some state governments are also considering similar taxes. If enacted, such taxes could materially affect the Company’s business and financial results.

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

Global climate change or legal, regulatory, or market responses to such change could adversely impact the Company’s future profitability.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that the Company uses to produce its products. In addition, the sale of these products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that the Company operates. Laws enacted that directly or indirectly affect the Company’s production, distribution, packaging, cost of raw materials, fuel, ingredients and water could all impact the Company’s business and financial results.

Issues surrounding labor relations could adversely impact the Company’s future profitability and/or its operating efficiency.

Approximately 7% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. One collective bargaining agreement covering approximately .5% of the Company’s employees expired during 2009 and the Company entered into a new agreement during 2009. Two collective bargaining agreements covering approximately 1% of the Company’s employees will expire during 2010.

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

Obesity and other health concerns may reduce demand for some of the Company’s products.

Consumers, public health officials and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce the consumption of sugar sparkling beverages. Increasing public concern about these issues; possible new taxes and governmental regulations concerning the marketing, labeling or availability of the Company’s beverages; and negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry relating to the marketing, labeling or sale of sugar sparkling beverages may reduce demand for these beverages, which could affect the Company’s profitability.

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

The principal properties of the Company include its corporate headquarters, its four production/distribution facilities and its 42 sales distribution centers. The Company owns two production/distribution facilities and 36 sales distribution centers, and leases its corporate headquarters, two other production/distribution facilities and six sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party. The lease has a fifteen year term and expires in December 2021. Rental payments for these facilities were $3.7 million in 2009.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party for a ten-year term expiring in December 2010. The Company modified the lease agreement in 2009 with new terms starting on January 1, 2011. The modified lease agreement expires in December 2020. Rental payments under this lease totaled $3.4 million in 2009.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through December 2014. Rental payments under this lease totaled $.4 million in 2009.

The Company leases a 278,000 square foot warehouse which serves as additional space for its Charlotte, North Carolina distribution center. The lease requires monthly payments through March 2012. Rental payments under this lease totaled $.7 million in 2009.

The Company leases its 130,000 square foot sales distribution center in Lavergne, Tennessee. The lease requires monthly payments through August 2011. Rental payments under this lease totaled $.5 million in 2009.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The lease requires monthly payments through January 2017. Rental payments under this lease totaled $.4 million in 2009.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through July 2018. Rental payments under this lease totaled $.7 million in 2009.

The Company began leasing, in March 2009, a 75,000 square foot warehouse which serves as additional space for the Company’s Roanoke, Virginia distribution center. The lease requires monthly payments through March 2019. Rental payments under this lease totaled $.2 million in 2009.

The Company’s other real estate leases are not material.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production facilities is indicated below:

Production Facilities

Percentage
Location	Utilization *

Charlotte, North Carolina	62%
Mobile, Alabama	59%
Nashville, Tennessee	68%
Roanoke, Virginia	68%

*	Estimated 2010 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of February 1, 2010 was as follows:

Sales Distribution Facilities

Number of
Region	Facilities

North Carolina	13
South Carolina	5
South Alabama	4
South Georgia	4
Middle Tennessee	4
Western Virginia	4
West Virginia	8

Total	42

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 2,200 vehicles in the sale and distribution of its beverage products, of which approximately 1,300 are route delivery trucks. In addition, the Company owns approximately 194,000 beverage dispensing and vending machines for the sale of its products in its bottling territories.

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

Item 4.	Reserved

Executive Officers of the Company

The following is a list of names and ages of all the executive officers of the Company indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 55, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

WILLIAM B. ELMORE, age 54, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

HENRY W. FLINT, age 55, is Vice Chairman of the Board of Directors of the Company, a position he has held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

STEVEN D. WESTPHAL, age 55, is Executive Vice President of Operations and Systems, a position to which he was appointed in September 2007. He was Chief Financial Officer from May 2005 to January 2008 and prior to that Vice President and Controller, a position he had held from November 1987.

WILLIAM J. BILLIARD, age 43, is Vice President, Controller and Chief Accounting Officer, a position to which he was appointed on February 20, 2006. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

ROBERT G. CHAMBLESS, age 44, is Senior Vice President, Sales, a position he has held since June 2008. Previously, he held the position of Vice President — Franchise Sales from early 2003 to June 2008 and Region Sales Manager for our Southern Division between 2000 and 2003. He was Sales Manager in the Company’s Columbia, SC branch between 1997 and 2000. He has served the Company in several other positions prior to this position and was first employed by the Company in 1986.

CLIFFORD M. DEAL, III, age 48, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 54, is President, BYB Brands, Inc, a wholly-owned subsidiary of the Company that distributes and markets Cinnabon Premium Coffee Lattes, Tum-E Yummies and other products developed by the Company, a position he has held since July 2006. Prior to that he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

JAMES E. HARRIS, age 47, is Senior Vice President and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999 he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

UMESH M. KASBEKAR, age 52, is Senior Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

MELVIN F. LANDIS, III, age 44, is Senior Vice President, Chief Marketing and Customer Officer, a position he has held since December 2006. Prior to that he was Vice President, Marketing and Corporate Customers from July 2006 to December 2006 and Vice President, Customer Management from July 2004 to June 2006. Prior to joining the Company in July 2004, he was employed at The Clorox Company, a manufacturer and marketer of consumer products, from 1994. While at The Clorox Company, he held a number of positions, including Region Sales Manager, Sales Merchandising Manager — Kingsford Charcoal, Director — Corporate Trade and Category Management, Team Leader Wal-Mart/Sam’s and Senior Director — US Grocery Sales.

LAUREN C. STEELE, age 55, is Vice President, Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

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

	Fiscal Year
	2009		2008
	High	Low	High	Low

First quarter	$53.71	$37.75	$62.20	$54.38
Second quarter	58.18	46.14	62.13	38.30
Third quarter	58.00	47.14	44.03	31.41
Fourth quarter	55.28	43.21	46.65	35.00

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2008 and 2009. Common Stock and Class B Common Stock have participated equally in dividends since 1994.

Pursuant to the Company’s certificate of incorporation, no cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock.

The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 5, 2010, was 2,981 and 10, respectively.

On March 4, 2009, the Compensation Committee determined that 20,000 shares of restricted Class B Common Stock, $1.00 par value, vested and should be issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services in 2008 as Chairman of the Board of Directors and Chief Executive Officer of the Company.

On March 9, 2010, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, Mr. Harrison, III surrendered 17,680 of such shares to satisfy tax withholding obligations in connection with the vesting of the performance units.

The awards to Mr. Harrison, III were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Common Stock of the Company. The shares of Common Stock were issued to The Coca-Cola Company without registration under Section 3(a)(9) of the Securities Act.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 31, 2004 and ending January 3, 2010. The peer group is comprised of Dr Pepper Snapple Group, Coca-Cola Enterprises Inc.; The Coca-Cola Company; Cott Corporation; National Beverage Corp.; PepsiCo, Inc.; Pepsi Bottling Group, Inc. and PepsiAmericas.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on December 31, 2004 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

CUMULATIVE TOTAL RETURN*
Based upon an initial investment of $100 on December 31, 2004 with dividends reinvested

	12/31/04	12/30/05	12/29/06	12/28/07	12/26/08	12/31/09
CCBCC	$100	$77	$125	$110	$85	$105
S&P 500	$100	$105	$121	$128	$81	$102
Peer Group	$100	$106	$121	$157	$112	$144

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended January 3, 2010. The data for the five years ended January 3, 2010 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Risk Factors” set forth in Item 1A.

SELECTED FINANCIAL DATA*

	Fiscal Year**
In thousands (except per share data)	2009	2008	2007	2006	2005

Summary of Operations
Net sales	$1,442,986	$1,463,615	$1,435,999	$1,431,005	$1,380,172

Cost of sales	822,992	848,409	814,865	808,426	761,261
Selling, delivery and administrative expenses	525,491	555,728	539,251	537,915	526,783

Total costs and expenses	1,348,483	1,404,137	1,354,116	1,346,341	1,288,044

Income from operations	94,503	59,478	81,883	84,664	92,128
Interest expense, net	37,379	39,601	47,641	50,286	49,279

Income before taxes	57,124	19,877	34,242	34,378	42,849
Income tax provision	16,581	8,394	12,383	7,917	15,801

Net income	40,543	11,483	21,859	26,461	27,048

Less: Net income attributable to the noncontrolling interest	2,407	2,392	2,003	3,218	4,097

Net income attributable to Coca-Cola Bottling Co. Consolidated	$38,136	$9,091	$19,856	$23,243	$22,951

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$4.16	$.99	$2.18	$2.55	$2.53
Class B Common Stock	$4.16	$.99	$2.18	$2.55	$2.53
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$4.15	$.99	$2.17	$2.55	$2.53
Class B Common Stock	$4.13	$.99	$2.17	$2.54	$2.53
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding:
Common Stock	7,072	6,644	6,644	6,643	6,643
Class B Common Stock	2,092	2,500	2,480	2,460	2,440
Weighted average number of common shares outstanding — assuming dilution:
Common Stock	9,197	9,160	9,141	9,120	9,083
Class B Common Stock	2,125	2,516	2,497	2,477	2,440
Year-End Financial Position
Total assets	$1,283,077	$1,315,772	$1,291,799	$1,364,467	$1,341,839

Current portion of debt	—	176,693	7,400	100,000	6,539

Current portion of obligations under capital leases	3,846	2,781	2,602	2,435	1,709

Obligations under capital leases	59,261	74,833	77,613	75,071	77,493

Long-term debt	537,917	414,757	591,450	591,450	691,450

Total equity of Coca-Cola Bottling Co. Consolidated	116,291	76,309	120,504	93,953	75,134

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

**	All years presented are 52-week fiscal years except 2009 which was a 53-week year. The estimated net sales, gross margin and selling, delivery and administrative expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with Coca-Cola Bottling Co. Consolidated’s (the “Company”) consolidated financial statements and the accompanying notes to consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•	Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the three years ended 2009.

•	Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for the three years presented in the consolidated financial statements.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of the last two years as presented in the consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.

The fiscal years presented are the 53-week period ended January 3, 2010 (“2009”) and the 52-week periods ended December 28, 2008 (“2008”) and December 30, 2007 (“2007”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Noncontrolling interest consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for the noncontrolling interest in the consolidated financial statements. The Company implemented the new guidance effective December 29, 2008, the beginning of the first quarter of 2009. The new guidance changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). Piedmont is the Company’s only subsidiary that has a noncontrolling interest. Noncontrolling interest income of $2.4 million in 2009, $2.4 million in 2008, and $2.0 million in 2007 has been reclassified to be included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest related to Piedmont totaled $52.8 million and $50.4 million at January 3, 2010 and December 28, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages, including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks. The Company had net sales of $1.4 billion in 2009.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the past several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sales of sugar sparkling beverages has generally been offset by growth in other nonalcoholic beverage product categories. The sparkling beverage category (including energy products) represents 83% of the Company’s 2009 bottle/can net sales.

The Coca-Cola Company recently announced an agreement to acquire the North America operations of Coca-Cola Enterprises Inc., and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is uncertain whether the transactions will have a material impact on the Company’s business and financial results.

The Company’s net sales by product category were as follows:

	Fiscal Year
In thousands	2009	2008	2007

Bottle/can sales:
Sparkling beverages (including energy products)	$1,006,356	$1,011,656	$1,007,583
Still beverages	206,691	227,171	201,952

Total bottle/can sales	1,213,047	1,238,827	1,209,535

Other sales:
Sales to other Coca-Cola bottlers	131,153	128,651	127,478
Post-mix and other	98,786	96,137	98,986

Total other sales	229,939	224,788	226,464

Total net sales	$1,442,986	$1,463,615	$1,435,999

Areas of Emphasis

Key priorities for the Company include revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity.

Revenue Management

Revenue management requires a strategy which reflects consideration for pricing of brands and packages within product categories and channels, highly effective working relationships with customers and disciplined fact-based decision-making. Revenue management has been and continues to be a key driver which has a significant impact on the Company’s results of operations.

Product Innovation and Beverage Portfolio Expansion

Sparkling beverage volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company began distributing Monster Energy drinks in certain of the Company’s territories beginning in November 2008. The Company introduced the following new products during 2007: smartwater, vitaminwater, vitaminenergy, Gold Peak and Country Breeze tea products, juice products from FUZE (a subsidiary of The Coca-Cola Company) and V8 juice products from Campbell Soup Company (“Campbell”). The Company also modified its energy product portfolio in 2007 with the addition of NOS© products from FUZE. New packaging introductions include the 2-liter contour bottle during 2009 and the 20-ounce “grip” bottle during 2007.

In October 2008, the Company entered into a distribution agreement with Hansen Beverage Company (“Hansen”), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the United States energy drink category. Under this agreement, the Company has the right to distribute Monster Energy drinks in certain of the Company’s territories. The agreement has a term of 20 years and can be terminated by either party under certain circumstances, subject to a termination penalty in certain cases. In conjunction with the execution of this agreement, the Company was required to pay Hansen $2.3 million. This amount equals the amount that Hansen was required to pay to the existing distributors of Monster Energy drinks to terminate the prior distribution agreements. The Company has recorded the payment to Hansen as distribution rights and will amortize the amount on a straight-line basis to selling, delivery and administrative (“S,D&A”) expenses over the 20-year term of the agreement.

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

The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze tea and diet Country Breeze tea and is the exclusive licensee of Cinnabon Premium Coffee Lattes. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusively licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $188.9 million, $201.6 million and $194.9 million in 2009, 2008 and 2007, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The comparison of operating results for 2009 to the operating results for 2008 and 2007 are affected by the impact of one additional selling week in 2009 due to the Company’s fiscal year ending on the Sunday closest to December 31st. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

The following items affect the comparability of the financial results presented below:

2009

•	a $10.8 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging programs;

•	a $5.4 million credit to income tax expense related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statutes of limitations;

•	a $2.4 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2009 and 2010 fuel hedging program; and

•	a $1.7 million credit to income tax expense related to the agreement with a state tax authority to settle certain prior tax positions.

2008

•	a $14.0 million pre-tax charge to freeze the Company’s liability to the Central States, Southeast and Southwest Areas Pension Fund (“Central States”), a multi-employer pension fund, while preserving the pension benefits previously earned by Company employees covered by the plan and the expense to settle a strike by the employees covered by this plan;

•	a $4.6 million pre-tax charge for restructuring expense related to the Company’s plan initiated in the third quarter of 2008 to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions; and

•	a $2.0 million pre-tax charge for a mark-to-market adjustment related to the Company’s 2009 fuel hedging program.

2007

•	a $2.8 million pre-tax charge related to a simplification of the Company’s operating management structure and reduction in workforce.

The following summarizes key information about the Company’s financial results for the three years ended January 3, 2010.

	Fiscal Year
In thousands (except per share data)	2009	2008	2007

Net sales	$1,442,986	$1,463,615	$1,435,999
Gross margin	619,994	615,206	621,134
S,D&A expenses	525,491	555,728	539,251
Income from operations	94,503	59,478	81,883
Interest expense, net	37,379	39,601	47,641
Income before taxes	57,124	19,877	34,242
Income tax provision	16,581	8,394	12,383
Net income	40,543	11,483	21,859
Net income attributable to the Company	38,136	9,091	19,856
Basic net income per share:
Common Stock	$4.16	$.99	$2.18
Class B Common Stock	$4.16	$.99	$2.18
Diluted net income per share:
Common Stock	$4.15	$.99	$2.17
Class B Common Stock	$4.13	$.99	$2.17

The Company’s net sales grew .5% from 2007 to 2009. The net sales increase was primarily due to an increase in average sales price per bottle/can unit of 3.5% offset by a 4.1% decrease in bottle/can volume. The increase in average sales price per bottle/can unit was primarily due to price increases in all bottle/can categories. The decrease in bottle/can volume was primarily due to decreases in sugar sparkling beverages (other than energy products) and bottled water volume partially offset by an increase in enhanced water volume.

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

Gross margin dollars decreased .2% from 2007 to 2009. The Company’s gross margin as a percentage of net sales declined from 43.3% in 2007 to 43.0% in 2009. The decrease in gross margin percentage was primarily due to higher raw material costs and a higher percentage of sales of purchased products which have a lower gross margin percentage than manufactured products. This was partially offset by higher sales price per unit, increases in marketing funding support from The Coca-Cola Company and favorable mark-to-market adjustments related to the Company’s aluminum hedging program.

S,D&A expenses decreased 2.6% from 2007 to 2009. The decrease in S,D&A expenses was primarily the result of decreases in salaries and wages (excluding bonus and incentive expense), fuel costs, depreciation expense and restructuring costs. This was partially offset by increases in bonus and incentive expense, casualty and property insurance expense, bad debt expense and employee benefits costs, primarily pension expense.

Interest expense, net decreased 21.5% in 2009 compared to 2007. The decrease was primarily due to lower effective interest rates and lower borrowing levels. The Company’s overall weighted average interest rate was 5.8% for 2009 compared to 6.7% for 2007. Interest earned on short-term cash investments in 2009 was $.1 million compared to $2.7 million in 2007.

Income tax expense increased 33.9% from 2007 to 2009. The increase was primarily due to greater pre-tax earnings. The Company’s effective tax rate was 30.3% for 2009 compared to 38.4% for 2007. The effective tax rates differ from statutory rates as a result of adjustments to the reserve for uncertain tax positions, adjustments to the deferred tax asset valuation allowance and other nondeductible items.

Net debt and capital lease obligations were summarized as follows:

	Jan. 3,	Dec. 28,	Dec. 30,
In thousands	2010	2008	2007

Debt	$537,917	$591,450	$598,850
Capital lease obligations	63,107	77,614	80,215

Total debt and capital lease obligations	601,024	669,064	679,065
Less: Cash, cash equivalents and restricted cash	22,270	45,407	9,871

Total net debt and capital lease obligations(1)	$578,754	$623,657	$669,194

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

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

The Company did not make changes in any critical accounting policies during 2009. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital spending strategy could result in the actual useful lives differing from the Company’s current estimates. Factors such as changes in the planned use of manufacturing equipment, cold drink dispensing equipment, transportation equipment, warehouse facilities or software could also result in shortened useful lives. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened or lengthened, the Company depreciates the net book value in excess of the estimated salvage value over its revised remaining useful life. The Company changed the estimate of the useful lives of certain cold drink dispensing equipment from thirteen to fifteen years in the first quarter of 2009 to better reflect useful lives based on actual experience.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets.

Franchise Rights

The Company considers franchise rights with The Coca-Cola Company and other beverage companies to be indefinite lived because the agreements are perpetual or, in situations where agreements are not perpetual, the Company anticipates the agreements will continue to be renewed upon expiration. The cost of renewals is minimal and the Company has not had any renewals denied. The Company considers franchise rights as indefinite lived intangible assets and therefore, does not amortize the value of such assets. Instead, franchise rights are tested at least annually for impairment.

Impairment Testing of Franchise Rights and Goodwill

Generally accepted accounting principles (“GAAP”) requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test as of the first day of the fourth quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions that could result in impairment.

For the annual impairment analysis of franchise rights in 2007 and 2008, the fair value for the Company’s franchise rights was estimated using a discounted cash flows approach. This approach involved projecting future cash flows attributable to the franchise rights and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value was compared to the carrying value on an aggregated basis. For the annual impairment analysis of franchise rights in 2009, the Company utilized the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is starting new owning only franchise rights and makes investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is then compared to the carrying value on an aggregated basis. As a result of these analyses, there was no impairment of the Company’s recorded franchise rights in 2009, 2008 or 2007. In addition to the discount rate, the estimated fair value includes a number of assumptions such as cost of investment to build a comparable operation, projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the cash flows attributable to franchise rights could materially impact the fair value estimate.

The Company has determined that it has one reporting unit for purposes of assessing goodwill for potential impairment. For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit using an average of three different approaches:

•	market value, using the Company’s stock price plus outstanding debt;

•	discounted cash flow analysis; and

•	multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill will be considered not to be impaired and the second step of the GAAP impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2009, 2008 or 2007. The discounted cash flow analysis includes a number of assumptions such as weighted average cost of capital, projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimates.

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined that there has not been an interim impairment trigger since the first day of the fourth quarter of 2009 annual test date.

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

In addition to a valuation allowance related to net operating loss carryforwards, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statutes of limitations and/or settlements with individual state or federal jurisdictions may result in material adjustments to these estimates in the future. The Company recorded adjustments to its valuation allowance and reserve for uncertain tax positions in 2008 and 2009 as a result of settlements reached on a basis more favorable than previously estimated. The Company did not record any adjustment to its valuation allowance and reserve for uncertain tax positions in 2007 as a result of settlements.

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 3, 2010, these letters of credit totaled $30.0 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans was 6.0% in both 2008 and 2009. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the plan effective June 30, 2006. Annual pension costs were $11.2 million expense in 2009, $2.3 million income in 2008 and $.2 million expense in 2007. The large increase in pension expense in 2009 was primarily due to a significant decrease in the fair market value of pension plan assets in 2008.

Annual pension expense is estimated to be $6.0 million in 2010. The decrease in estimated pension plan expense in 2010 compared to 2009 is primarily due to investment returns in 2009 that exceeded the expected rate of return.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In thousands	.25% Increase	.25% Decrease

(Decrease) increase in:
Projected benefit obligation at January 3, 2010	$(7,300)	$7,735
Net periodic pension cost in 2009	(818)	857

The weighted average expected long-term rate of return of plan assets was 8% for 2007, 2008 and 2009. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at January 3, 2010 and December 28, 2008, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets was a gain of 24.52% for 2009, a loss of 28.6% for 2008 and a gain of 8.6% for 2007.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 6.25% and 5.75% in 2008 and 2009, respectively. The discount rate for 2009 was derived using the Citigroup Pension Discount Curve which is a set of yields on hypothetical double-A zero-coupon bonds with maturities up to 30 years. Projected benefit payouts from each plan are matched to the Citigroup Pension Discount Curve and an equivalent flat discount rate is derived and then rounded to the nearest quarter percent.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	.25% Increase	.25% Decrease

Increase (decrease) in:
Postretirement benefit obligation at January 3, 2010	$(1,137)	$1,191
Service cost and interest cost in 2009	11	(12)

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease

Increase (decrease) in:
Postretirement benefit obligation at January 3, 2010	$3,983	$(3,473)
Service cost and interest cost in 2009	353	(307)

New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued new guidance which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The new guidance does not require any new fair value measurements but could change the Company’s current practices in measuring fair value. The new guidance was effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued additional guidance which deferred the application date of the provisions of the new guidance for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. See Note 11 to the consolidated financial statements for additional information.

In December 2007, the FASB issued new guidance which established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The new guidance was effective for the first quarter of 2009. The impact on the Company of adopting this new guidance will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued new guidance to establish new accounting and new reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest) and for the deconsolidation of a subsidiary. This new guidance was effective for the Company as of the beginning of 2009 and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements. See Note 1 to the consolidated financial statements for additional information.

In March 2008, the FASB issued new guidance which amends and expands the disclosure requirements relative to derivative instruments to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The new guidance was effective for the first quarter of 2009. The adoption of this new guidance did not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items. See Note 10 to the consolidated financial statements for additional information.

In April 2008, the FASB issued new guidance which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The intent of the new guidance is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The new guidance was effective for the first quarter of 2009. The Company does not expect this new guidance to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.

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

In May 2009, the FASB issued new guidance relative to subsequent events which does not result in significant changes in the subsequent events that an entity reports in its financial statements. The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective for the Company in the second quarter of 2009. In February 2010, the FASB amended the guidance on subsequent events to remove the requirement to disclose the date through which the entity has evaluated subsequent events. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance which established the FASB Accounting Standards Codificationtm (“Codification”). The Codification became the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification did not change GAAP and was effective for interim and annual periods ending after September 15, 2009. Pursuant to the provision of the Codification, the Company updated references to GAAP in the Company’s consolidated financial statements. The Codification did not change GAAP and therefore did not impact the Company’s consolidated financial statements other than the change in references.

In December 2008, the FASB issued new guidance which requires enhanced disclosures about plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of (1) employers’ investment strategies; (2) major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) concentration of risk within plan assets. The new guidance is effective for fiscal years ending after December 15, 2009. The adoption of this new guidance did not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to the Company’s pension plan assets. See Note 17 to the consolidated financial statements for additional information.

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

In January 2010, the FASB issued new guidance that clarifies the decrease-in-ownership of subsidiaries provisions of GAAP. The new guidance clarifies to which subsidiaries the decrease-in-ownership provision of Accounting Standards Codification 810-10 apply. The new guidance is effective for the Company in the first quarter of 2010. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. In addition, the new guidance amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective to the Company in the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for the Company in the first quarter of 2011. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

Results of Operations

2009 Compared to 2008

The comparison of operating results for 2009 to the operating results for 2008 are affected by the impact of one additional selling week in 2009 due to the Company’s fiscal year ending on the Sunday closest to December 31st. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

A summary of key information concerning the Company’s financial results for 2009 and 2008 follows:

	Fiscal Year
In thousands (except per share data)	2009		2008		Change	% Change

Net sales	$1,442,986		$1,463,615		$(20,629)	(1.4)
Gross margin	619,994	(1)	615,206		4,788	0.8
S,D&A expenses	525,491	(2)	555,728	(4)	(30,237)	(5.4)
Interest expense, net	37,379		39,601		(2,222)	(5.6)
Income before taxes	57,124		19,877		37,247	187.4
Income tax provision	16,581	(3)	8,394		8,187	97.5
Net income	40,543	(1)(2)(3)	11,483	(4)	29,060	NM
Net income attributable to the noncontrolling interest	2,407		2,392		15	0.6
Net income attributable to Coca-Cola
Bottling Co. Consolidated	38,136	(1)(2)(3)	9,091	(4)	29,045	NM
Basic net income per share:
Common Stock	$4.16		$.99		$3.17	NM
Class B Common Stock	$4.16		$.99		$3.17	NM
Diluted net income per share:
Common Stock	$4.15		$.99		$3.16	NM
Class B Common Stock	$4.13		$.99		$3.14	NM

(1)	Results in 2009 included a credit of $10.8 million (pre-tax) or $6.6 million after tax, related to the Company’s aluminum hedging program, which was reflected as a reduction in cost of sales.

(2)	Results in 2009 included a credit of $2.4 million (pre-tax), or $1.5 million after tax, related to the Company’s fuel hedging program, which was reflected as a reduction in S,D&A expenses.

(3)	Results in 2009 included a credit of $1.7 million related to the Company’s agreement with a state tax authority to settle certain prior tax positions, which was reflected as a reduction to the income tax provision and a credit of $5.4 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the lapse of applicable statutes of limitations, which was reflected as a reduction to the income tax provisions.

(4)	Results in 2008 included restructuring costs of $4.6 million (pre-tax), or $2.4 million after tax, related to the Company’s plan to reorganize the structure of its operating units and support services and resulted in the elimination of approximately 350 positions, which were reflected in S,D&A expenses; a charge of $14.0 million (pre-tax), or $7.3 million after tax, to freeze the Company’s liability to the Central States pension plan and to settle a strike by employees covered by this plan, while preserving the pension benefits previously earned by these employees, which was reflected in S,D&A expenses; and a charge of $2.0 million (pre-tax), or $1.0 million after tax, related to the Company’s 2009 fuel hedging program, which was reflected in S,D&A expenses.

Net Sales

Net sales decreased $20.6 million, or 1.4%, to $1.44 billion in 2009 compared to $1.46 billion in 2008. The decrease in net sales was a result of the following:

Amount	Attributable to:
(In millions)

$(40.5)	3.4% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
14.7	1.0% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except enhanced water products
4.6	6.7% increase in post-mix sales price per unit
4.5	3.6% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to higher per unit prices in all product categories
(4.3)	6.0% decrease in post-mix volume
(2.0)	1.6% decrease in sales volume to other Coca-Cola bottlers primarily due to a decrease in sparkling beverages
2.4	Other

$(20.6)	Total decrease in net sales

In 2009, the Company’s bottle/can sales to retail customers accounted for 84.1% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net price per unit in 2009 compared to 2008 was primarily due to sales price increases in all product categories, except enhanced water products, and increases in sales volume of energy products which have a higher sales price per unit, partially offset by decreases in sales of higher price packages (primarily in the convenience store and cold drink channels) and a lower sales price per unit for bottled water.

Product category sales volume in 2009 and 2008 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	2009	2008	% Increase (Decrease)

Sparkling beverages (including energy products)	86.1%	84.6%	(1.7)
Still beverages	13.9%	15.4%	(12.4)

Total bottle/can volume	100.0%	100.0%	(3.4)

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2009, approximately 69% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume during 2009. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 11% of the Company’s total bottle/can volume in 2009. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $7.8 million in 2009 and $6.7 million in 2008. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales decreased 3.0%, or $25.4 million, to $823.0 million in 2009 compared to $848.4 million in 2008.

The decrease in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In millions)

$(23.4)	3.4% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
12.4	Increase in raw material costs such as concentrate and high fructose corn syrup, partially offset by a decrease in purchased products
(10.8)	Decrease in cost due to the Company’s aluminum hedging program
(2.9)	6.0% decrease in post-mix volume
2.6	Increase in equity investment in a plastic bottle cooperative in 2008
(1.9)	1.6% decrease in sales volume to other Coca-Cola bottlers primarily due to a decrease in sparkling beverages
(2.8)	Increase in marketing funding support received primarily from The Coca-Cola Company
1.4	Other

$(25.4)	Total decrease in cost of sales

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

The Company entered into an agreement with The Coca-Cola Company to test an incidence pricing model for 2008 for all sparkling beverage products for which the Company purchases concentrate from The Coca-Cola Company. For 2009, the Company continued to utilize the incidence pricing model and did not purchase concentrates at standard concentrate prices as was the practice in prior years. The Company will continue to utilize the incidence pricing model in 2010 under the same terms as 2009 and 2008.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $54.6 million in 2009 compared to $51.8 million in 2008.

Gross Margin

Gross margin dollars increased .8%, or $4.8 million, to $620.0 million in 2009 compared to $615.2 million in 2008. Gross margin as a percentage of net sales increased to 43.0% in 2009 from 42.0% in 2008.

The increase in gross margin was primarily the result of the following:

Amount	Attributable to:
(In millions)

$(17.1)	3.4% decrease in bottle/can volume primarily due to a volume decrease in all product categories except energy products
14.7	1.0% increase in bottle/can sales price per unit primarily due to higher per unit prices in all product categories except enhanced water products
(12.4)	Increase in raw material costs such as concentrate and high fructose corn syrup, partially offset by a decrease in purchased products
10.8	Increase in gross margin due to the Company’s aluminum hedging program
4.6	6.7% increase in post-mix sales price per unit
4.5	3.6% increase in sales price per unit for sales to other Coca-Cola bottlers primarily due to higher per unit prices in all product categories
(2.6)	Increase in equity investment in a plastic bottle cooperative in 2008
2.8	Increase in marketing funding support received primarily from The Coca-Cola Company
(1.4)	6.0% decrease in post-mix volume
0.9	Other

$4.8	Total increase in gross margin

The increase in gross margin percentage was primarily due to higher sales prices per unit and a decrease in cost of sales due to the Company’s aluminum hedging program partially offset by higher raw material costs.

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

S,D&A expenses decreased by $30.2 million, or 5.4%, to $525.5 million in 2009 from $555.7 million in 2008.

The decrease in S,D&A expenses was primarily due to the following:

Amount	Attributable to:
(In millions)

$(14.3)	Decrease in fuel and other energy costs related to the movement of finished goods from sales distribution centers to customer locations
(14.0)	Charge in 2008 to freeze the Company’s liability to a multi-employer pension plan and settle a strike by employees covered by this plan
12.4	Increase in employee benefit costs primarily due to higher pension plan costs
(8.8)	Decrease in employee salaries due to the Company’s plan in July 2008 to reorganize the structure of its operating units and support services and the elimination of approximately 350 positions
(8.0)	Decrease in depreciation expense due to the change in the useful lives of certain cold drink dispensing equipment and lower levels of capital spending
(4.6)	Decrease in restructuring costs
4.2	Increase in bonuses and incentive expense accrual due to the Company’s financial performance
1.3	Increase in bad debt expense
(1.1)	Decrease in property and casualty insurance
2.7	Other

$(30.2)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $188.9 million and $201.6 million in 2009 and 2008, respectively.

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

The Company entered into a new agreement with a collective bargaining unit in the third quarter of 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4% of the Company’s total workforce. The new agreement allows the Company to freeze its liability to Central States, a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result of the new agreement, the Company recorded a charge of $13.6 million in 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under this agreement. The remaining $10.6 million is the present value amount, using a discount rate of 7%, which will be paid under the agreement and has been recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years to Central States. The Company will also make future contributions on behalf of these employees to the Southern States, a multi-employer defined contribution plan. In addition, the Company incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.

Primarily due to the performance of the Company’s pension plan investments during 2008, the Company’s expense related to the two Company-sponsored pension plans increased from a $2.3 million credit in 2008 to an expense of $11.2 million in 2009.

The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintained the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. In the third quarter of 2009, the Company decided to match the first 5% of its employees’ contributions for the period of April 1, 2009 through August 31, 2009. In the fourth quarter of 2009, the Company paid $3.6 million to the 401(k) Savings Plan for the five month period. In the fourth quarter of 2009, the Company decided to match the first 5% of its employees’ contributions from September 1, 2009 to the end of the fiscal year. The Company accrued $2.9 million in the fourth quarter for this payment.

Interest Expense

Interest expense, net decreased 5.6%, or $2.2 million in 2009 compared to 2008. The decrease in interest expense, net in 2009 was primarily due to lower levels of borrowing. The Company’s overall weighted average interest rate increased to 5.8% during 2009 from 5.7% in 2008. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Income Taxes

The Company’s effective income tax rate for 2009 was 30.3% compared to 48.0% in 2008. The lower effective income tax rate for 2009 resulted primarily from a decrease in the Company’s reserve for uncertain tax positions. See Note 14 of the consolidated financial statements for additional information.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to the noncontrolling interest of $2.4 million in both 2009 and 2008 related to the portion of Piedmont owned by The Coca-Cola Company.

2008 Compared to 2007

A summary of key information concerning the Company’s financial results for 2008 and 2007 follows:

	Fiscal Year
In thousands (except per share data)	2008		2007		Change	% Change

Net sales	$1,463,615		$1,435,999		$27,616	1.9
Gross margin	615,206		621,134		(5,928)	(1.0)
S,D&A expenses	555,728	(1)	539,251	(2)	16,477	3.1
Interest expense, net	39,601		47,641		(8,040)	(16.9)
Income before taxes	19,877	(1)	34,242	(2)	(14,365)	(42.0)
Income tax provision	8,394		12,383		(3,989)	(32.2)
Net income	11,483	(1)	21,859	(2)	(10,376)	(47.5)
Net income attributable to the noncontrolling interest	2,392		2,003		389	19.4
Net income attributable to Coca-Cola Bottling Co. Consolidated	9,091	(1)	19,856	(2)	(10,765)	(54.2)
Basic net income per share:
Common Stock	$.99		$2.18		$(1.19)	(54.6)
Class B Common Stock	$.99		$2.18		$(1.19)	(54.6)
Diluted net income per share:
Common Stock	$.99		$2.17		$(1.18)	(54.4)
Class B Common Stock	$.99		$2.17		$(1.18)	(54.4)

(1)	Results in 2008 included restructuring costs of $4.6 million (pre-tax), or $2.4 million after tax, related to the Company’s plan to reorganize the structure of its operating units and support services and resulted in the elimination of approximately 350 positions, which were reflected in S,D&A expenses; a charge of $14.0 million (pre-tax), or $7.3 million after tax, to freeze the Company’s liability to the Central States pension plan and to settle a strike by employees covered by this plan, while preserving the pension benefits previously earned by these employees, which was reflected in S,D&A expenses; and a charge of $2.0 million (pre-tax), or $1.0 million after tax, related to the Company’s 2009 fuel hedging program, which was reflected in S,D&A expenses.

(2)	Results for 2007 included restructuring costs of $2.8 million (pre-tax), or $1.7 million after tax, related to the simplification of the Company’s operating management structure to improve operating efficiencies across its business, which were reflected in S,D&A expenses.

Net Sales

Net sales increased $27.6 million, or 1.9%, to $1.46 billion in 2008 compared to $1.44 billion in 2007. The increase in net sales was a result of the following:

Amount	Attributable to:
(In millions)

$26.3	3.2% increase in bottle/can sales price per unit (in response to increases in product costs) primarily due to increased sales of enhanced water, which have higher per unit prices, and higher per unit prices of sparkling products other than energy products, offset by decreases in sales of higher price packages in higher margin channels (primarily convenience) and lower sales price per unit for bottled water
3.3	4.8% increase in post-mix sales price per unit (in response to increases in product costs)
3.0	.6% decrease in bottle/can volume primarily due to a decrease in sparkling products other than energy products and bottled water volume offset by an increase in enhanced water volume (higher per unit prices of enhanced products resulted in increased sales despite volume decrease)
2.6	2.0% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in sparkling products (excluding energy) offset by decreases in tea products volume
(8.1)	10.4% decrease in post-mix volume
(1.4)	1.1% decrease in sales price per unit for sales to other Coca-Cola bottlers primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
1.9	Other

$27.6	Total increase in net sales

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

Cost of Sales

Cost of sales increased 4.1%, or $33.5 million, to $848.4 million in 2008 compared to $814.9 million in 2007.

The increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In millions)

$38.2	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as high fructose corn syrup and plastic bottles
6.6	.6% decrease in bottle/can volume primarily due to a decrease in sparkling products other than energy products and bottled water volume offset by an increase in enhanced water volume (higher per unit costs of enhanced products resulted in increased costs despite volume decrease)
2.5	2.0% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in sparkling products (excluding energy) offset by decreases in tea products volume
(5.5)	10.4% decrease in post-mix volume
(4.6)	Increase in marketing funding support received primarily from The Coca-Cola Company
(2.6)	Increase in equity investment in a plastic bottle cooperative
(1.8)	Decrease in cost per unit for sales to other Coca-Cola bottlers primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher cost per unit)
0.7	Other

$33.5	Total increase in cost of sales

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

The decrease in gross margin was primarily the result of the following:

Amount	Attributable to:
(In millions)

$(38.2)	Increase in costs primarily due to an increase in purchased products and an increase in raw material costs such as high fructose corn syrup and plastic bottles
26.3	3.2% increase in bottle/can sales price per unit (in response to increases in product costs) primarily due to increased sales of enhanced water, which have higher per unit prices, and higher per unit prices of sparkling products other than energy products, offset by decreases in sales of higher price packages in higher margin channels (primarily convenience) and a lower sales price per unit for bottled water
4.6	Increase in marketing funding support received primarily from The Coca-Cola Company
(3.6)	.6% decrease in bottle/can volume primarily due to a decrease in sparkling products other than energy products and bottled water volume offset by an increase in enhanced water volume
3.3	4.8% increase in post-mix sales price per unit (in response to increases in product costs)
(1.4)	1.1% decrease in sales price per unit for sales to other Coca-Cola bottlers primarily due to a decrease in energy drink volume as a percentage of total volume (energy drinks have a higher sales price per unit)
(2.6)	10.4% decrease in post-mix volume
2.6	Increase in equity investment in a plastic bottle cooperative
3.1	Other

$(5.9)	Total decrease in gross margin

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

S,D&A Expenses

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

The Company entered into a new agreement with a collective bargaining unit in the third quarter of 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4% of the Company’s total workforce. The new agreement allows the Company to freeze its liability to Central States, a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result of the new agreement, the Company recorded a charge of $13.6 million in 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under this agreement. The remaining $10.6 million is the present value amount, using a discount rate of 7% that will be paid under the agreement and has been recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years to Central States. The Company will also make future contributions on behalf of these employees to the Southern States, a multi-employer defined contribution plan. In addition, the Company incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.

Interest Expense

Interest expense, net decreased 16.9%, or $8.0 million in 2008 compared to 2007. The decrease in interest expense, net in 2008 was primarily due to lower interest rates and lower levels of borrowing offset by a $2.6 million decrease in interest earned on short-term investments. The Company’s overall weighted average interest rate decreased to 5.7% during 2008 from 6.7% in 2007. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Income Taxes

The Company’s effective income tax rate for 2008 was 48.0% compared to 38.4% in 2007. The higher effective income tax rate for 2008 resulted primarily from an increase in the Company’s reserve for uncertain tax positions. See Note 14 of the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to the noncontrolling interest of $2.4 million in 2008 compared to $2.0 million in 2007 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in 2008 was due to higher net income at Piedmont.

Financial Condition

Total assets decreased to $1.28 billion at January 3, 2010 from $1.32 billion at December 28, 2008 primarily due to decreases in cash and cash equivalents, property, plant and equipment, net and capital lease, net offset by an increase in other assets. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years. Leased property under capital leases, net decreased primarily due to the termination of one lease and the modification of a second lease. Other assets increased primarily due to unamortized cost and mark-to-market adjustments related to the Company’s hedging programs.

Net working capital, defined as current assets less current liabilities, increased by $166.0 million to $68.3 million at January 3, 2010 from a negative $97.8 million at December 28, 2008.

Significant changes in net working capital from December 28, 2008 to January 3, 2010 were as follows:

•	A decrease in current portion of long-term debt of $176.7 million primarily due to the payment of $119.3 million of debentures on May 1, 2009 and the payment of $57.4 million of debentures on July 1, 2009. In April 2009, the Company issued $110.0 million of unsecured 7% Senior Notes due 2019 and used the proceeds for the May 2009 maturity. In addition, $55.0 million in borrowings on the Company’s $200 million revolving credit facility (“$200 million facility”) which is not due until March 2012 were used for the July 2009 maturity. The $200 million facility has been paid down to $15 million as of January 3, 2010.

•	An increase in other accrued liabilities of $4.5 million primarily due to an increase in employee benefit plan accruals.

•	A decrease in accounts payable, trade of $5.6 million primarily due to the timing of payments.

•	An increase in accounts receivable from and a decrease in accounts payable to The Coca-Cola Company of $.7 million and $7.4 million, respectively, primarily due to the timing of payments.

•	A decrease in cash and cash equivalents of $27.6 million primarily due to the net reduction of debt of $53.5 million.

•	An increase in prepaid expenses and other current assets of $13.9 million primarily due to transactions related to the Company’s hedging programs.

Debt and capital lease obligations were $601.0 million as of January 3, 2010 compared to $669.1 million as of December 28, 2008. Debt and capital lease obligations as of January 3, 2010 and December 28, 2008 included $63.1 million and $77.6 million, respectively, of capital lease obligations related primarily to Company facilities.

The Company increased its pension liability by $73.1 million with a corresponding increase in other comprehensive loss, net of tax, in 2008 primarily as a result of the decrease in the value of the pension plan assets during 2008. Contributions to the Company’s pension plans were $10.1 million and $.2 million in 2009 and 2008, respectively. The Company anticipates that contributions to the principal Company-sponsored pension plan in 2010 will be in the range of $5 million to $7 million.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facilities and the issuance of debt and equity securities. Management believes the Company has sufficient financial resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

As of January 3, 2010, the Company had $185 million available under its $200 million facility to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants and has been throughout 2009.

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

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of January 3, 2010, $537.9 million of the Company’s total outstanding balance of debt and capital lease obligations of $601.0 million was financed through the Company’s $200 million facility and publicly offered debt. The Company had capital lease obligations of $63.1 million as of January 3, 2010. There was $15.0 million outstanding on the $200 million facility as of January 3, 2010.

Cash Sources and Uses

The primary sources of cash for the Company has been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of cash activity for 2009 and 2008 follows:

	Fiscal Year
In millions	2009	2008

Cash sources
Cash provided by operating activities (excluding income tax and pension payments)	$103.4	$103.8
Proceeds from $200 million facility	15.0	—
Proceeds from issuance of debt	108.1	—
Proceeds from the termination of interest rate swap agreements	—	5.1
Proceeds from the sale of property, plant and equipment	8.3	4.2

Total cash sources	$234.8	$113.1

Cash uses
Capital expenditures	$43.3	$47.9
Investment in a plastic bottle manufacturing cooperative	—	1.0
Investment in restricted cash	4.5	—
Payment of lines of credit, net	—	7.4
Debt issuance costs	1.0	—
Pension payments	10.1	0.2
Investment in distribution agreement	—	2.3
Payment of capital lease obligations	3.3	2.6
Payment of current maturities on long-term debt	176.7	—
Income tax payments	13.8	7.0
Dividends	9.2	9.1
Other	.5	.1

Total cash uses	$262.4	$77.6

Increase (decrease) in cash	$(27.6)	$35.5

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $20 million and $25 million in 2010.

Investing Activities

Additions to property, plant and equipment during 2009 were $55.0 million of which $11.6 million were accrued in accounts payable, trade as unpaid. This compared to $47.9 million in 2008. Capital expenditures during 2009 were funded with cash flows from operations. The Company anticipates that additions to property, plant and equipment in 2010 will be in the range of $50 million to $60 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

On March 8, 2007, the Company entered into a $200 million facility replacing its $100 million credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from Central States would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. See Note 17 of the consolidated financial statements for additional details on the withdrawal from Central States. The Company is currently in compliance with these covenants as amended by the amendment to the $200 million facility. These covenants do not currently, and the Company does not anticipate they will restrict its liquidity or capital resources. On July 1, 2009 the Company borrowed $55 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.2% Debentures due 2009. On January 3, 2010, the Company had $15.0 million outstanding under the $200 million facility. There were no amounts outstanding under the $200 million facility at December 28, 2008.

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

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days.

The Company filed a $300 million shelf registration for debt and equity securities in November 2008. The Company currently has $190 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.

At January 3, 2010, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $30.5 million of debt and related lease obligations for these entities as of January 3, 2010. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of January 3, 2010, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $69.3 million including the Company’s equity interest. See Note 13 and Note 18 of the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 3, 2010:

	Payments Due by Period
					2015 and
In thousands	Total	2010	2011-2012	2013-2014	Thereafter

Contractual obligations:
Total debt, net of interest	$537,917	$—	$165,000	$—	$372,917
Capital lease obligations, net of interest	63,107	3,846	7,966	9,214	42,081
Estimated interest on debt and capital lease obligations(1)	204,266	33,010	65,000	49,270	56,986
Purchase obligations(2)	393,724	89,145	178,290	126,289	—
Other long-term liabilities(3)	110,529	7,390	14,643	13,301	75,195
Operating leases	19,542	3,578	5,101	3,123	7,740
Long-term contractual arrangements(4)	21,452	6,868	10,131	4,227	226
Postretirement obligations	44,811	2,524	5,446	5,871	30,970
Purchase orders(5)	31,019	31,019	—	—	—

Total contractual obligations	$1,426,367	$177,380	$451,577	$211,295	$586,115

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $5.6 million of unrecognized income tax benefits including accrued interest as of January 3, 2010 (included in other long-term liabilities in the above table) of which $3.5 million would affect the Company’s effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

As of January 3, 2010, the Company has $30.0 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $10.1 million to one of its Company-sponsored pension plans in 2009. The Company anticipates that it will be required to make contributions to its two Company-sponsored pension plans in 2010. Based on information currently available, the Company estimates cash contributions in 2010 will be in the range of $5 million to $7 million. Postretirement medical care payments are expected to be approximately $2.5 million in 2010. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

In September 2008, the Company terminated six interest rate swap agreements with a notional amount of $225 million it had outstanding. The Company received $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company will amortize a gain of $5.1 million over the remaining term of the underlying debt. The Company has no interest rate swap agreements outstanding as of January 3, 2010.

Interest expense was reduced by $2.1 million, $2.2 million and $1.7 million, respectively, due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements during 2009, 2008 and 2007, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2010 through 2014 as follows: $1.2 million, $1.2 million, $1.1 million, $.5 million and $.6 million, respectively.

The Company uses several different financial institutions for interest rate derivative contracts and commodity derivative instruments, described below, to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The weighted average interest rate of the Company’s debt and capital lease obligations after taking into account all of the interest rate hedging activities was 5.6% as of January 3, 2010 compared to 5.9% as of December 28, 2008. The Company’s overall weighted average interest rate on its debt and capital lease obligations, increased to 5.8% in 2009 from 5.7% in 2008. Approximately 7.3% of the Company’s debt and capital lease obligations of $601.0 million as of January 3, 2010 was maintained on a floating rate basis and was subject to changes in short-term interest rates.

Assuming no changes in the Company’s capital structure, if market interest rates average 1% higher for the next twelve months than the interest rates as of January 3, 2010, interest expense for the next twelve months would increase by approximately $.4 million. This amount is determined by calculating the effect of a hypothetical interest rate increase of 1% on outstanding floating rate debt and capital lease obligations as of January 3, 2010. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.

Fuel Hedging

During the first quarter of 2007, the Company began using derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments related to diesel fuel and unleaded gasoline used in the Company’s delivery fleet. The Company used derivative instruments to hedge essentially all of the Company’s projected diesel fuel purchases for 2009 and 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

In October 2008, the Company entered into derivative contracts to hedge essentially all of its projected diesel fuel purchases for 2009 establishing an upper and lower limit on the Company’s price of diesel fuel. During the fourth quarter of 2008, the Company recorded a pre-tax mark-to-market loss of $2.0 million related to these 2009 contracts.

In February 2009, the Company entered into derivative contracts to hedge essentially all of its projected diesel purchases for 2010 establishing an upper limit to the Company’s price of diesel fuel.

The net impact of the fuel hedges was to decrease fuel costs by $2.4 million in 2009, increase fuel costs by $.8 million in 2008 and decrease fuel costs by $.9 million in 2007.

Aluminum Hedging

At the end of the first quarter of 2009, the Company began using derivative instruments to hedge approximately 75% of the Company’s projected 2010 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements.

The net impact of the Company’s aluminum hedging program was to decrease cost of sales by $10.8 million in 2009.

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

•	the Company’s belief that the covenants on its $200 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	management’s belief that the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s ability to issue $190 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s expectation that new product introductions, packaging changes and sales promotions will continue to require substantial expenditures;

•	the Company’s belief that there is substantial and effective competition in each of the exclusive geographic territories in the United States in which it operates for the purposes of the United States Soft Drink Interbrand Competition Act;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of January 3, 2010;

•	the Company’s belief that it may market and sell nationally certain products it has developed and owns;

•	the Company’s belief that cash requirements for income taxes will be in the range of $20 million to $25 million in 2010;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $6 million in 2010;

•	the Company’s belief that cash contributions in 2010 to its two Company-sponsored pension plans will be in the range of $5 million to $7 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.5 million in 2010;

•	the Company’s expectation that additions to property, plant and equipment in 2010 will be in the range of $50 million to $60 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the demand for sugar sparkling beverages (other than energy products) may continue to decline;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s intention to renew substantially all the Allied Beverage Agreements and Still Beverage Agreements as they expire;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that unrecognized tax benefits may change over the next 12 months as a result of tax audits but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry; and

•	the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $23 million assuming no change in volume.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of January 3, 2010. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 7.3% of the Company’s debt and capital lease obligations of $601.0 million as of January 3, 2010 was subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of January 3, 2010, interest expense for the next twelve months would increase by approximately $.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt and variable rate leases. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.

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

The Company entered into derivative instruments to hedge essentially all of the Company’s projected diesel fuel purchases for 2009 and 2010. These derivative instruments relate to diesel fuel used in the Company’s delivery fleet. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

At the end of the first quarter of 2009, the Company began using derivative instruments to hedge approximately 75% of its projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

Effect of Changing Prices

The principal effect of inflation on the Company’s operating results is to increase costs. The Company may raise selling prices to offset these cost increases; however, the resulting impact on retail prices may reduce volumes purchased by consumers.

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Jan. 3,	Dec. 28,
In thousands (except share data)	2010	2008

ASSETS
Current assets:
Cash and cash equivalents	$17,770	$45,407
Restricted cash	4,500	—
Accounts receivable, trade, less allowance for doubtful accounts of $2,187 and $1,188, respectively	92,727	99,849
Accounts receivable from The Coca-Cola Company	4,109	3,454
Accounts receivable, other	17,005	12,990
Inventories	59,122	65,497
Prepaid expenses and other current assets	35,016	21,121

Total current assets	230,249	248,318

Property, plant and equipment, net	326,701	338,156
Leased property under capital leases, net	51,548	66,730
Other assets	46,508	33,937
Franchise rights	520,672	520,672
Goodwill	102,049	102,049
Other identifiable intangible assets, net	5,350	5,910

Total	$1,283,077	$1,315,772

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Jan. 3,	Dec. 28,
	2010	2008

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$176,693
Current portion of obligations under capital leases	3,846	2,781
Accounts payable, trade	36,794	42,383
Accounts payable to The Coca-Cola Company	27,880	35,311
Other accrued liabilities	61,978	57,504
Accrued compensation	25,963	23,285
Accrued interest payable	5,521	8,139

Total current liabilities	161,982	346,096

Deferred income taxes	158,548	139,338
Pension and postretirement benefit obligations	89,306	107,005
Other liabilities	106,968	107,037
Obligations under capital leases	59,261	74,833
Long-term debt	537,917	414,757

Total liabilities	1,113,982	1,189,066

Commitments and Contingencies (Note 13)
Equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued — 10,203,821 and 9,706,051 shares, respectively	10,204	9,706
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued — 2,649,996 and 3,127,766 shares, respectively	2,649	3,127
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	103,464	103,582
Retained earnings	107,995	79,021
Accumulated other comprehensive loss	(46,767)	(57,873)

	177,545	137,563

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	116,291	76,309
Noncontrolling interest	52,804	50,397

Total equity	169,095	126,706

Total	$1,283,077	$1,315,772

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
In thousands (except per share data)	2009	2008	2007

Net sales	$1,442,986	$1,463,615	$1,435,999
Cost of sales	822,992	848,409	814,865

Gross margin	619,994	615,206	621,134
Selling, delivery and administrative expenses	525,491	555,728	539,251

Income from operations	94,503	59,478	81,883

Interest expense, net	37,379	39,601	47,641

Income before taxes	57,124	19,877	34,242
Income tax provision	16,581	8,394	12,383

Net income	40,543	11,483	21,859
Less: Net income attributable to the noncontrolling interest	2,407	2,392	2,003

Net income attributable to Coca-Cola Bottling Co. Consolidated	$38,136	$9,091	$19,856

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$4.16	$.99	$2.18

Weighted average number of Common Stock shares outstanding	7,072	6,644	6,644
Class B Common Stock	$4.16	$.99	$2.18

Weighted average number of Class B Common Stock shares outstanding	2,092	2,500	2,480
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$4.15	$.99	$2.17

Weighted average number of Common Stock shares outstanding — assuming dilution	9,197	9,160	9,141
Class B Common Stock	$4.13	$.99	$2.17

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,125	2,516	2,497

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
In thousands	2009	2008	2007

Cash Flows from Operating Activities
Net income	$40,543	$11,483	$21,859
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	60,808	67,572	67,881
Amortization of intangibles	560	701	445
Deferred income taxes	7,633	559	(4,165)
Losses on sale of property, plant and equipment	1,271	159	445
Provision for liabilities to exit multi-employer pension plan	—	14,012	—
Amortization of debt costs	2,303	2,449	2,678
Stock compensation expense	2,161	1,130	1,171
Amortization of deferred gains related to terminated interest rate agreements	(2,071)	(2,160)	(1,698)
(Increase) decrease in current assets less current liabilities	(18,464)	5,912	1,947
(Increase) decrease in other noncurrent assets	(13,700)	627	1,058
Increase (decrease) in other noncurrent liabilities	(1,539)	(5,635)	3,854
Other	(2)	(180)	23

Total adjustments	38,960	85,146	73,639

Net cash provided by operating activities	79,503	96,629	95,498

Cash Flows from Investing Activities
Additions to property, plant and equipment	(43,339)	(47,866)	(48,226)
Proceeds from the sale of property, plant and equipment	8,282	4,231	8,566
Investment in a plastic bottle manufacturing cooperative	—	(968)	(3,377)
Investment in distribution agreement	—	(2,309)	—
Investment in restricted cash	(4,500)	—	—

Net cash used in investing activities	(39,557)	(46,912)	(43,037)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	108,160	—	—
Borrowing under revolving credit facility	15,000	—	—
Payment of current portion of long-term debt	(176,693)	—	(100,000)
Proceeds (payment) of lines of credit, net	—	(7,400)	7,400
Cash dividends paid	(9,162)	(9,144)	(9,124)
Excess tax benefits from stock-based compensation	(98)	3	173
Principal payments on capital lease obligations	(3,263)	(2,602)	(2,435)
Proceeds from termination of interest rate swap agreements	—	5,142	—
Payments for the termination of interest rate lock agreements	(340)	—	—
Debt issuance costs paid	(1,042)	—	—
Other	(145)	(180)	(427)

Net cash used in financing activities	(67,583)	(14,181)	(104,413)

Net increase (decrease) in cash	(27,637)	35,536	(51,952)

Cash at beginning of year	45,407	9,871	61,823

Cash at end of year	$17,770	$45,407	$9,871

Significant non-cash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$1,130	$1,171	$929
Capital lease obligations incurred	660	—	5,144

See Accompanying Notes to Consolidated Financial Statements

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated		Total
		Class B	Capital in		Other		Equity
	Common	Common	Excess of	Retained	Comprehensive	Treasury	of	Noncontrolling	Total
In thousands	Stock	Stock	Par Value	Earnings	Loss	Stock	CCBCC	Interest	Equity

Balance on Dec. 31, 2006	$9,705	$3,088	$101,145	$68,495	$(27,226)	$(61,254)	$93,953	$46,002	$139,955
Comprehensive income:
Net income				19,856			19,856	2,003	21,859
Foreign currency translation adjustments, net of tax					23		23		23
Pension and postretirement benefit adjustments, net of tax					14,452		14,452		14,452

Total comprehensive income							34,331	2,003	36,334
Cash dividends paid
Common ($1 per share)				(6,644)			(6,644)		(6,644)
Class B Common ($1 per share)				(2,480)			(2,480)		(2,480)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Stock compensation expense			1,344				1,344		1,344
Conversion of Class B Common Stock into Common Stock	1	(1)					—		—

Balance on Dec. 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504	$48,005	$168,509

Comprehensive income:
Net income				9,091			9,091	2,392	11,483
Foreign currency translation adjustments, net of tax					(9)		(9)		(9)
Pension and postretirement benefit adjustments, net of tax					(44,999)		(44,999)		(44,999)

Total comprehensive income							(35,917)	2,392	(33,525)
Adjustment to change measurement date for pension and postretirement benefits, net of tax				(153)	(114)		(267)		(267)
Cash dividends paid
Common ($1 per share)				(6,644)			(6,644)		(6,644)
Class B Common ($1 per share)				(2,500)			(2,500)		(2,500)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Stock compensation expense			1,133				1,133		1,133

Balance on Dec. 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706

Comprehensive income:
Net income				38,136			38,136	2,407	40,543
Ownership share of Southeastern OCI					(49)		(49)		(49)
Foreign currency translation adjustments, net of tax					(1)		(1)		(1)
Pension and postretirement benefit adjustments, net of tax					11,156		11,156		11,156

Total comprehensive income							49,242	2,407	51,649
Cash dividends paid
Common ($1 per share)				(7,017)			(7,017)		(7,017)
Class B Common ($1 per share)				(2,145)			(2,145)		(2,145)
Issuance of 20,000 share of Class B Common Stock		20	(20)				—		—
Stock compensation adjustment			(98)				(98)		(98)
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095

See Accompanying Notes to Consolidated Financial Statements

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

The fiscal years presented are the 53-week period ended January 3, 2010 (“2009”) and the 52-week periods ended December 28, 2008 (“2008”) and December 30, 2007 (“2007”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for the noncontrolling interest in the consolidated financial statements. The Company implemented the new guidance effective December 29, 2008, the beginning of the first quarter of 2009. The new guidance changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a noncontrolling interest. Noncontrolling interest income of $2.4 million in 2009, $2.4 million in 2008 and $2.0 million in 2007 has been reclassified to be included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest related to Piedmont totaled $52.8 million and $50.4 million at January 3, 2010 and December 28, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or changes in circumstances indicate that the amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flow may be attributed to either an asset or an asset group. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets.

Leased Property Under Capital Leases

Leased property under capital leases is depreciated using the straight-line method over the lease term.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $6.7 million, $6.3 million and $5.6 million in 2009, 2008 and 2007, respectively.

Franchise Rights and Goodwill

Under the provisions of generally accepted accounting principles (“GAAP”), all business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. The Company performs its annual impairment test as of the first day of the fourth quarter of each year.

For the annual impairment analysis of franchise rights, the Company utilizes the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is starting new owning only franchise rights and makes investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is then compared to the carrying value on an aggregated basis.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that it has one reporting unit for purposes of assessing goodwill for potential impairment. For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit using an average of three different approaches:

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

New accounting guidance required the Company to change the measurement date of its pension and postretirement benefit plans in 2008. The Company changed its measurement date for pension plans from November 30 to the Company’s year-end. The Company changed its measurement date for postretirement benefits from September 30 to the Company’s year-end. See Note 17 to the consolidated financial statements for additional information on the effects of adopting the new accounting guidance in 2008.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance will be provided against deferred tax assets if the Company determines it is more likely than not such assets will not ultimately be realized.

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

Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $53.0 million, $49.4 million and $44.9 million in 2009, 2008 and 2007, respectively.

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

Under GAAP, cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and is, therefore, to be accounted for as a reduction of cost of sales in the statements of operations unless those payments are specific reimbursements of costs or payments for services. Payments the Company receives from The Coca-Cola Company and other beverage companies for marketing funding support are classified as reductions of cost of sales.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company records all derivative instruments in the financial statements at fair value.

The Company uses derivative financial instruments to manage its exposure to movements in interest rates, fuel prices and aluminum prices. The use of these financial instruments modifies the Company’s exposure to these risks with the intent of reducing risk over time. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to the derivative financial instruments is managed by requiring high credit standards for its counterparties and periodic settlements.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as an adjustment to interest expense. In the event a derivative previously accounted for as a hedge was retained and did not qualify for hedge accounting, changes in the fair value would be recognized in the statement of operations currently as an adjustment to interest expense.

Fuel Hedges

The Company may use derivative instruments to hedge some or all of the Company’s projected diesel fuel purchases. These derivative instruments relate to diesel fuel used in the Company’s delivery fleet. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs which are included in S,D&A expenses.

Aluminum Hedges

The Company currently uses derivative instruments to hedge approximately 75% of the Company’s projected aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $188.9 million, $201.6 million and $194.9 million in 2009, 2008 and 2007, respectively.

The Company recorded delivery fees in net sales of $7.8 million, $6.7 million and $6.7 million in 2009, 2008 and 2007, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation with Contingent Vesting

The Company provided its Chairman of the Board of Directors and Chief Executive Officer, J. Frank Harrison, III, with a restricted stock award that expired at the end of 2008. Under the award, restricted stock was granted at a rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment was contingent upon the Company achieving at least 80% of the overall goal achievement factor under the Company’s Annual Bonus Plan. The restricted stock award did not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment had vested and the shares were issued.

Each annual 20,000 share tranche had an independent performance requirement as it was not established until the Company’s Annual Bonus Plan targets were approved each year by the Compensation Committee of the Company’s Board of Directors. As a result, each 20,000 share tranche was considered to have its own service inception date, grant-date fair value and requisite service period. The Company recognized compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the measurement date (date approved by the Board of Directors), unless the achievement of the performance requirement for the fiscal year was considered unlikely.

On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units vest in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) under the Company’s Annual Bonus Plan. The Performance Unit Award Agreement replaced the restricted stock award previously discussed.

Each annual 40,000 unit tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 40,000 unit tranche is considered to have its own service inception date, grant date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee of the Board of Directors in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, III to participate in dividends or voting rights until each installment has vested and the shares are issued. Mr. Harrison, III may satisfy tax withholding requirements in whole or in part by requiring the Company to settle in cash such number of Units otherwise payable in Class B Common Stock to meet the maximum statutory tax withholding requirements. The Company recognizes compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the end of each accounting period, unless the achievement of the performance requirement for the fiscal year is considered unlikely.

See Note 16 to the consolidated financial statements for additional information on Mr. Harrison, III’s stock compensation programs.

On March 9, 2010, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, Mr. Harrison, III surrendered 17,680 of such shares to satisfy tax withholding obligations in connection with the vesting of the performance units.

Net Income Per Share

The Company applies the two-class method for calculating and presenting net income per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Noncontrolling interest as of January 3, 2010, December 28, 2008 and December 30, 2007 represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

3.	Inventories

Inventories were summarized as follows:

	Jan. 3,	Dec. 28,
In thousands	2010	2008

Finished products	$33,686	$36,418
Manufacturing materials	8,275	12,620
Plastic shells, plastic pallets and other inventories	17,161	16,459

Total inventories	$59,122	$65,497

4.	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Jan. 3,	Dec. 28,	Estimated
In thousands	2010	2008	Useful Lives

Land	$12,671	$12,167
Buildings	111,314	109,384	10-50 years
Machinery and equipment	127,068	118,934	5-20 years
Transportation equipment	156,692	176,084	4-17 years
Furniture and fixtures	36,573	38,254	4-10 years
Cold drink dispensing equipment	312,079	319,188	6-15 years
Leasehold and land improvements	64,390	60,142	5-20 years
Software for internal use	65,290	59,786	3-10 years
Construction in progress	7,907	4,891

Total property, plant and equipment, at cost	893,984	898,830
Less: Accumulated depreciation and amortization	567,283	560,674

Property, plant and equipment, net	$326,701	$338,156

Depreciation and amortization expense was $60.8 million, $67.6 million and $67.9 million in 2009, 2008 and 2007, respectively. These amounts included amortization expense for leased property under capital leases.

The Company changed the estimate of the useful lives of certain cold drink dispensing equipment from thirteen to fifteen years in the first quarter of 2009 to better reflect actual useful lives. The change in the estimate of the useful lives reduced depreciation expense by $4.4 million in 2009.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	Jan. 3,	Dec. 28,	Estimated
In thousands	2010	2008	Useful Lives

Leased property under capital leases	$76,877	$88,619	3-20 years
Less: Accumulated amortization	25,329	21,889

Leased property under capital leases, net	$51,548	$66,730

As of January 3, 2010, real estate represented $51.0 million of the leased property under capital leases and $49.4 million of this real estate is leased from related parties as described in Note 18 to the consolidated financial statements.

6.	Franchise Rights and Goodwill

Franchise rights were summarized as follows:

	Dec. 28,		Jan. 3,
In thousands	2008	Activity	2010

Franchise rights	$520,672	$—	$520,672
Accumulated impairment losses	—	—	—

Total franchise rights	$520,672	$—	$520,672

	Dec. 30,		Dec. 28,
In thousands	2007	Activity	2008

Franchise rights	$520,672	$—	$520,672
Accumulated impairment losses	—	—	—

Total franchise rights	$520,672	$—	$520,672

Goodwill was summarized as follows:

	Dec. 28,		Jan. 3,
In thousands	2008	Activity	2010

Goodwill	$102,049	$—	$102,049
Accumulated impairment losses	—	—	—

Total goodwill	$102,049	$—	$102,049

	Dec. 30,		Dec. 28,
In thousands	2007	Activity	2008

Goodwill	$102,049	$—	$102,049
Accumulated impairment losses	—	—	—

Total goodwill	$102,049	$—	$102,049

The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2009, 2008 and 2007 and determined there was no impairment of the carrying value of these assets.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Jan. 3,	Dec. 28,	Estimated
In thousands	2010	2008	Useful Lives

Other identifiable intangible assets	$8,665	$8,909	1-20 years
Less: Accumulated amortization	3,315	2,999

Other identifiable intangible assets, net	$5,350	$5,910

Other identifiable intangible assets primarily represent customer relationships and distribution rights. Amortization expense related to other identifiable intangible assets was $.6 million, $.7 million and $.4 million in 2009, 2008 and 2007, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of January 3, 2010 will be $.5 million, $.4 million, $.4 million, $.3 million and $.3 million for 2010 through 2014, respectively.

8.	Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Jan. 3,	Dec. 28,
In thousands	2010	2008

Accrued marketing costs	$9,738	$9,001
Accrued insurance costs	18,086	17,132
Accrued taxes (other than income taxes)	408	374
Employee benefit plan accruals	12,015	8,626
Checks and transfers yet to be presented for payment from zero balance cash account	11,862	11,074
All other accrued expenses	9,869	11,297

Total other accrued liabilities	$61,978	$57,504

9.	Debt

Debt was summarized as follows:

		Interest	Interest	Jan. 3,	Dec. 28,
In thousands	Maturity	Rate	Paid	2010	2008

Revolving Credit Facility	2012	0.60%	Varies	$15,000	$—
Debentures	2009	7.20%	Semi-annually	—	57,440
Debentures	2009	6.375%	Semi-annually	—	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	—
Unamortized discount on Senior Notes	2019			(1,840)	—

				537,917	591,450
Less: Current portion of debt				—	176,693

Long-term debt				$537,917	$414,757

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal maturities of debt outstanding on January 3, 2010 were as follows:

In thousands

2010	$—
2011	—
2012	165,000
2013	—
2014	—
Thereafter	372,917

Total debt	$537,917

The Company has obtained the majority of its long-term debt financing other than capital leases from the public markets. As of January 3, 2010, the Company’s total outstanding balance of debt and capital lease obligations was $601.0 million of which $537.9 million was financed through the Company’s $200 million revolving credit facility (“$200 million facility”) and publicly offered debt. The Company had capital lease obligations of $63.1 million as of January 3, 2010. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On March 8, 2007, the Company entered into the $200 million facility replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States Southeast and Southwest Areas Pension Plan (“Central States”) would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. See Note 17 of the consolidated financial statements for additional details on the withdrawal from Central States. The Company is currently in compliance with these covenants, as amended by the amendment to the $200 million facility, and has been throughout 2009. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2009 the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due 2009. As of January 3, 2010, the Company has repaid $40.0 million of the $55.0 million borrowed on July 1, 2009 under the $200 million facility, leaving $15 million of outstanding borrowings on the $200 million facility. On December 28, 2008, the Company had no outstanding borrowings on the $200 million facility.

In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019. The proceeds plus cash on hand were used on May 1, 2009 to repay at maturity the $119.3 million outstanding 6.375% Debentures due 2009.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently provides financing for Piedmont under an agreement that expires on December 31, 2010. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. The loan balance at January 3, 2010 was $54.0 million. The loan and interest were eliminated in consolidation.

The Company filed a $300 million shelf registration for debt and equity securities in November 2008. The Company currently has $190 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

After taking into account all of the interest rate hedging activities, the Company had a weighted average interest rate of 5.6% and 5.9% for its debt and capital lease obligations as of January 3, 2010 and December 28, 2008, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8%, 5.7% and 6.7% for 2009, 2008 and 2007, respectively. As of January 3, 2010, approximately 7.3% of the Company’s debt and capital lease obligations of $601.0 million was subject to changes in short-term interest rates.

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

On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for previously accrued interest receivable, the Company is amortizing a gain of $5.1 million over the remaining term of the underlying debt. All of the Company’s interest rate swap agreements were LIBOR-based.

During 2009, 2008 and 2007, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $2.1 million, $2.2 million and $1.7 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2010 through 2014 as follows: $1.2 million, $1.2 million, $1.1 million, $0.5 million and $0.6 million, respectively.

The Company had no interest rate swap agreements outstanding at January 3, 2010 and December 28, 2008.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodities

The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity risk. Currently the Company has derivative instruments to hedge some or all of its projected diesel fuel and aluminum purchase requirements. These derivative instruments are marked to market on a periodic basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.

The Company used derivative instruments to hedge essentially all of its diesel fuel purchases for 2009 and is using derivative instruments to hedge essentially all of its diesel fuel purchases for 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. At the end of the first quarter of 2009, the Company began using derivative instruments to hedge approximately 75% of the Company’s projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements.

The following summarizes 2009, 2008 and 2007 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification of such net gains in the consolidated statements of operations:

In millions	Classification of Gain (Loss)	2009	2008	2007

Fuel Hedges	Selling, delivery and administrative expenses	$2.4	$(0.8)	$0.9
Aluminum Hedges	Cost of sales	10.8	—	—

Total Net Gain (Loss)		$13.2	$(0.8)	$0.9

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of January 3, 2010:

	Classification of	Jan. 3,
In thousands	Derivative Instruments	2010

Assets
Fuel hedges at fair market value	Prepaid expenses and other current assets	$1,617
Aluminum hedges at fair market value	Prepaid expenses and other current assets	3,303
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	863
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	967
Aluminum hedges at fair market value	Other assets	7,149
Unamortized cost of aluminum hedging agreements	Other assets	2,453

The following table summarizes the Company’s outstanding derivative agreements as of January 3, 2010:

	Notional	Latest
In millions	Amount	Maturity

Fuel hedging agreements	$10.0	December 2010
Aluminum hedging agreements	48.4	December 2011

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Fair Values of Financial Instruments

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets, derivative financial instruments and letters of credit were as follows:

	Jan. 3, 2010		Dec. 28, 2008
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value

Public debt securities	$522,917	$557,758	$591,450	$559,963
Non-public variable rate debt	15,000	15,000	—	—
Deferred compensation plan assets/liabilities	8,471	8,471	5,446	5,446
Fuel hedging agreements	(1,617)	(1,617)	1,985	1,985
Aluminum hedging agreements	(10,452)	(10,452)	—	—
Letters of credit	—	29,951	—	19,274

The fair value of the fuel hedging agreements at January 3, 2010 represented the estimated amount the Company would have received upon termination of these agreements. The fair value of the fuel hedging agreements at December 28, 2008 represented the estimated amount the Company would have paid upon termination of these agreements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2009, the Company terminated certain 2010 aluminum hedging agreements resulting in a net gain of $0.4 million. The agreements were terminated to balance the risk of future prices and projected aluminum requirements of the Company.

The fair value of the aluminum hedging agreements at January 3, 2010 represented the estimated amount the Company would have received upon termination of these agreements.

In September 2006, FASB issued new guidance on fair value measurements. The Company adopted the new guidance on fair value measurements as of December 31, 2007, the beginning of the first quarter of 2008, and there was no material impact to the consolidated financial statements. In the first quarter of 2008, FASB issued additional guidance that delayed the effective date of the fair value measurements new guidance for all non-financial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no material impact on the consolidated financial statements of the new guidance for nonfinancial assets and liabilities in the first quarter of 2009, but such adoption could have a material effect in the future. The new guidance requires disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The new guidance is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The new guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, fuel hedging agreements and aluminum hedging agreements for the categories above:

	Jan. 3, 2010		Dec. 28, 2008
In thousands	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$8,471		$5,446
Fuel hedging agreements		$1,617
Aluminum hedging agreements		$10,452
Liabilities
Deferred compensation plan liabilities	$8,471		$5,446
Fuel hedging agreements				$1,985

The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.

The Company’s fuel hedging agreements are based on NYMEX rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.

The Company’s aluminum hedging agreements are based upon LME rates that are observable and quoted periodically over the full term of the agreements and are considered Level 2 items.

The Company does not have Level 3 assets or liabilities.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Other Liabilities

Other liabilities were summarized as follows:

	Jan. 3,	Dec. 28,
In thousands	2010	2008

Accruals for executive benefit plans	$85,382	$77,299
Other	21,586	29,738

Total other liabilities	$106,968	$107,037

The accruals for executive benefit plans relate to four benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”), a replacement benefit plan and a Long-Term Performance Plan (“Performance Plan”).

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Prior to 2006, the Company matched 30% of the first 6% of salary (excluding bonuses) deferred by the participant. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. From 2006 to 2009, the Company was required to match 50% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company also made additional contributions during 2007, 2008 and 2009 of 20% of a participant’s annual salary (excluding bonuses), with contributions above the 10% level depending on the attainment by the Company of certain annual performance objectives. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The long-term liability under this plan was $53.4 million and $49.2 million as of January 3, 2010 and December 28, 2008, respectively.

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $28.2 million and $26.3 million as of January 3, 2010 and December 28, 2008, respectively.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants previously through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. The long-term liability was $.9 million under this plan as of both January 3, 2010 and December 28, 2008.

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The long-term liability under this plan was $2.9 million and $.9 million as of January 3, 2010 and December 28, 2008, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $4.5 million, $3.9 million and $3.9 million during 2009, 2008 and 2007, respectively. See Note 5 and Note 18 to the consolidated financial statements for additional information regarding leased property under capital leases.

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2019. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2021. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of January 3, 2010.

In thousands	Capital Leases	Operating Leases	Total

2010	$8,118	$3,578	$11,696
2011	7,921	3,098	11,019
2012	7,882	2,003	9,885
2013	7,928	1,585	9,513
2014	8,080	1,538	9,618
Thereafter	52,683	7,740	60,423

Total minimum lease payments	92,612	$19,542	$112,154

Less: Amounts representing interest	29,505

Present value of minimum lease payments	63,107
Less: Current portion of obligations under capital leases	3,846

Long-term portion of obligations under capital leases	$59,261

Future minimum lease payments for noncancellable operating leases in the preceding table include renewal options the Company has determined to be reasonably assured.

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

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $30.5 million and $39.9 million as of January 3, 2010 and December 28, 2008, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on January 3, 2010 would have been $25.2 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $30.8 million for SAC and $38.5 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of January 3, 2010, SAC had total assets of approximately $36 million and total debt of approximately $16 million. SAC had total revenues for 2009 of approximately $169 million. As of January 3, 2010, Southeastern had total assets of approximately $393 million and total debt of approximately $224 million. Southeastern had total revenue for 2009 of approximately $564 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 3, 2010, these letters of credit totaled $30.0 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of January 3, 2010 amounted to $21.5 million and expire at various dates through 2018.

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

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2009, 2008 and 2007.

	Fiscal Year
In thousands	2009	2008	2007

Current:
Federal	$8,657	$7,661	$16,393
State	291	174	155

Total current provision	$8,948	$7,835	$16,548

Deferred:
Federal	$6,349	$(177)	$(5,589)
State	1,284	736	1,424

Total deferred provision (benefit)	$7,633	$559	$(4,165)

Income tax expense	$16,581	$8,394	$12,383

The Company’s effective tax rate was 30.3%, 48.0% and 38.4% for 2009, 2008 and 2007, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In thousands	2009	2008	2007

Statutory expense	$19,151	$6,120	$11,283
State income taxes, net of federal benefit	2,315	762	1,404
Change in reserve for uncertain tax positions	(6,266)	1,228	309
Valuation allowance change	(5)	(286)	(269)
Manufacturing deduction benefit	(420)	(490)	(1,120)
Meals and entertainment	871	740	597
Other, net	935	320	179

Income tax expense	$16,581	$8,394	$12,383

As of January 3, 2010, the Company had $5.6 million of unrecognized tax benefits including accrued interest of which $3.5 million would affect the Company’s effective rate if recognized. It is expected that the amount of unrecognized tax benefits may change in the next 12 months; however, the Company does not expect the change to have a significant impact on the consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits (excludes accrued interest) is as follows:

	Fiscal Year
In thousands	2009	2008	2007

Gross unrecognized tax benefits at the beginning of the year	$8,000	$7,258	$11,384
Increase in the unrecognized tax benefit as a result of tax positions taken during a prior period	—	938	370
Decrease in the unrecognized tax benefits principally related to temporary differences as a result of tax positions taken in a prior period	(214)	(133)	(4,656)
Increase in the unrecognized tax benefits as a result of tax positions taken in the current period	2,535	240	459
Change in the unrecognized tax benefits relating to settlements with taxing authorities	(594)	—	—
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(5,078)	(303)	(299)

Gross unrecognized tax benefits at the end of the year	$4,649	$8,000	$7,258

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of January 3, 2010 and December 28, 2008, the Company had approximately $.9 million and $2.5 million of accrued interest related to uncertain tax positions, respectively. Income tax expense included an interest credit of $1.6 million in 2009 due to the reduction in reserves for uncertain tax positions and interest expense of $.5 million in 2008.

Various tax years from 1991 remain open to examination by taxing jurisdictions to which the Company is subject due to loss carryforwards.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

In the first quarter of 2009, the Company reached an agreement with a taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million with a corresponding decrease to income tax expense.

In the third quarter of 2009, the Company reduced its liability for uncertain tax positions by $5.4 million with a corresponding decrease to income tax expense of approximately $5.4 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of applicable statutes of limitations.

The valuation allowance decreases in 2009, 2008 and 2007 were due to the Company’s assessments of its ability to use certain state net operating loss carryforwards primarily due to agreements with taxing authorities as previously discussed.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Jan. 3,	Dec. 28,
In thousands	2010	2008

Intangible assets	$121,620	$120,956
Depreciation	70,848	66,513
Investment in Piedmont	40,615	40,152
Pension (nonunion)	14,649	11,550
Debt exchange premium	3,187	2,726
Inventory	6,013	5,550

Deferred income tax liabilities	256,932	247,447

Net operating loss carryforwards	(8,802)	(10,565)
Deferred compensation	(33,211)	(31,594)
Postretirement benefits	(14,441)	(14,567)
Termination of interest rate agreements	—	(2,791)
Capital lease agreements	(4,277)	(3,939)
Pension (union)	(4,147)	(4,262)
Other	(5,851)	(6,157)

Deferred income tax assets	(70,729)	(73,875)

Valuation allowance for deferred tax assets	530	535

Total deferred income tax liability	186,733	174,107
Net current deferred income tax liability (asset)	(2,354)	(3,081)

Net noncurrent deferred income tax liability before accumulated other comprehensive income	189,087	177,188

Deferred taxes recognized in other comprehensive income	(30,539)	(37,850)

Net noncurrent deferred income tax liability	$158,548	$139,338

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

The valuation allowance of $.5 million as of both January 3, 2010 and December 28, 2008, was established primarily for certain state net operating loss carryforwards which expire in varying amounts through 2024.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans, foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States and the Company’s share of Southeastern’s other comprehensive loss.

A summary of accumulated other comprehensive loss is as follows:

	Dec. 28,	Pre-tax	Tax	Jan. 3,
In thousands	2008	Activity	Effect	2010
Net pension activity:
Actuarial loss	$(56,717)	$26,536	$(10,445)	$(40,626)
Prior service costs	(45)	13	(5)	(37)
Net postretirement benefits activity:
Actuarial loss	(9,625)	(6,341)	2,496	(13,470)
Prior service costs	8,459	(1,785)	702	7,376
Transition asset	41	(25)	10	26
Ownership share of Southeastern OCI	—	(81)	32	(49)
Foreign currency translation adjustment	14	(2)	1	13

Total	$(57,873)	$18,315	$(7,209)	$(46,767)

		Remeasurement
	Dec. 30,	Adjustment	Pre-tax	Tax	Dec. 28,
In thousands	2007	After Tax(1)	Activity	Effect	2008
Net pension activity:
Actuarial loss	$(12,684)	$23	$(72,660)	$28,604	$(56,717)
Prior service costs	(55)	1	16	(7)	(45)
Net postretirement benefits activity:
Actuarial loss	(9,928)	141	253	(91)	(9,625)
Prior service costs	9,833	(275)	(1,784)	685	8,459
Transition asset	60	(4)	(25)	10	41
Foreign currency translation adjustment	23	—	(17)	8	14

Total	$(12,751)	$(114)	$(74,217)	$29,209	$(57,873)

(1)	See Note 17 of the consolidated financial statements for additional information.

16.	Capital Transactions

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2009, 2008 and 2007, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock.

Each share of Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to 20 votes per share at all meetings of shareholders. Except as otherwise required by law, holders of the

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 12, 1999, the stockholders of the Company approved a restricted stock award program for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. Under the award, shares of restricted stock were granted at a rate of 20,000 shares per year over the ten-year period. The vesting of each annual installment is contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The restricted stock award did not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment had vested and the shares were issued. The restricted stock award expired at the end of fiscal 2008. Each annual 20,000 share tranche had an independent performance requirement as it was not established until the Company’s Annual Bonus Plan targets were approved each year by the Company’s Board of Directors. As a result, each 20,000 share tranche was considered to have its own service inception date, grant-date fair value and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirement for the restricted stock awards, were approved by the Compensation Committee of the Board of Directors in the first quarter of each year. The Company reimbursed Mr. Harrison, III, for income taxes to be paid on the shares if the performance requirement was met and the shares issued. The Company accrued the estimated cost of the income tax reimbursement over the one-year service period.

On February 27, 2008, the Compensation Committee of the Board of Directors determined that 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III for the fiscal year ended December 30, 2007. On March 4, 2009, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested and should be issued to Mr. Harrison, III for the fiscal year ended December 28, 2008.

A summary of restricted stock awards is as follows:

			Annual
	Shares	Grant-Date	Compensation
Year	Awarded	Price	Expense

2007	20,000	$58.53	$1,170,600
2008	20,000	56.50	1,130,000

On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each annual 40,000 unit tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Company’s Board of Directors. As a result, each 40,000 unit tranche is considered to have its own service inception date, grant-date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee of the Board of Directors in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, III to participate in dividends or voting rights until each installment has vested and the shares are issued. Mr. Harrison, III may satisfy tax withholding requirements in whole or in part by requiring the Company to settle in cash such number of Units otherwise payable in Class B Common Stock to meet the maximum statutory tax withholding requirements.

Compensation expense for the Performance Unit Award Agreement recognized in 2009 was $2.2 million, which was based upon a share price of $54.02 on December 31, 2009.

The increase in the number of shares outstanding in 2009 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award. The increase in the number of shares outstanding in 2008 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.

On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Common Stock of the Company.

17.	Benefit Plans

Adopted Pronouncement

In September 2006, the FASB issued new guidance on employers’ accounting for defined pension and other postretirement plans, which was effective for the year ended December 31, 2006 except for the requirement that the benefit plan assets and obligations be measured as of the date of the employer’s statement of financial position, which was effective for the year ended December 28, 2008. The Company adopted the measurement date provisions of this new guidance on the first day of the first quarter of 2008 and used the “one measurement” approach. The incremental effect of applying the measurement date provisions on the balance sheet in the first quarter of 2008 was as follows:

	Before		After
	Remeasurement		Remeasurment
In thousands	Adjustment	Adjustment	Adjustment

Pension and postretirement benefit obligations	$32,758	$434	$33,192
Deferred income taxes	168,540	(167)	168,373
Total liabilities	1,123,290	267	1,123,557
Retained earnings	79,227	(153)	79,074
Accumulated other comprehensive loss	(12,751)	(114)	(12,865)
Total equity	168,509	(267)	168,242

Pension Plans

Retirement benefits under the two Company-sponsored pension plans are based on the employee’s length of service, average compensation over the five consecutive years which gives the highest average compensation and

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In thousands	2009	2008

Projected benefit obligation at beginning of year	$188,983	$175,592
Service cost(1)	71	89
Interest cost(1)	11,136	11,706
Actuarial (gain) loss(1)	(255)	8,292
Benefits paid(1)	(6,352)	(6,696)

Projected benefit obligation at end of year	$193,583	$188,983

(1)	2008 amounts are for the 13 month period from the 2007 measurement date (November 30) to the 2008 year-end.

The Company recognized an actuarial gain of $26.5 million in 2009 primarily due to an increase in the fair market value of the plan assets in 2009. The gain of $26.5 million consists of both an experience gain and the net amortization of previously existing losses during 2009. The actuarial gain, net of tax, was recorded in other comprehensive income. The Company recognized an actuarial loss of $72.6 million in 2008 primarily due to a decrease in the fair market value of the plan assets in 2008. The actuarial loss, net of tax, was also recorded in other comprehensive income.

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at January 3, 2010 and December 28, 2008. The accumulated benefit obligation was $193.6 million and $189.0 million at January 3, 2010 and December 28, 2008, respectively.

Change in Plan Assets

In thousands	2009	2008

Fair value of plan assets at beginning of year	$116,519	$173,099
Actual return on plan assets(1)	26,297	(50,034)
Employer contributions(1)	10,100	150
Benefits paid(1)	(6,352)	(6,696)

Fair value of plan assets at end of year	$146,564	$116,519

(1)	2008 amounts are for the 13 month period from the 2007 measurement date (November 30) to the 2008 year-end.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status

	Jan. 3,	Dec. 28,
In thousands	2010	2008

Projected benefit obligation	$(193,583)	$(188,983)
Plan assets at fair value	146,564	116,519

Net funded status	$(47,019)	$(72,464)

Amounts Recognized in the Consolidated Balance Sheets

	Jan. 3,	Dec. 28,
In thousands	2010	2008

Current liabilities	$—	$—
Noncurrent liabilities	(47,019)	(72,464)

Net amount recognized	$(47,019)	$(72,464)

Net Periodic Pension Cost

	Fiscal Year
In thousands	2009	2008	2007

Service cost	$71	$82	$78
Interest cost	11,136	10,806	10,536
Expected return on plan assets	(9,342)	(13,641)	(12,899)
Amortization of prior service cost	13	16	24
Recognized net actuarial loss	9,327	444	2,490

Net periodic pension cost (income)	$11,205	$(2,293)	$229

Significant Assumptions Used

	2009	2008	2007

Projected benefit obligation at the measurement date:
Discount rate	6.00%	6.00%	6.25%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	6.00%	6.25%	5.75%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

In thousands

Anticipated future pension benefit payments for the fiscal years:
2010	$6,498
2011	6,763
2012	7,159
2013	7,626
2014	8,046
2015 – 2019	45,541

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $5 million to $7 million in 2010.

Plan Assets

The Company’s pension plans target asset allocation for 2010, actual asset allocation at January 3, 2010 and December 28, 2008 and the expected weighted average long-term rate of return by asset category were as follows:

				Weighted
				Average
				Expected
	Target	Percentage of Plan		Long-Term
	Allocation	Assets at Fiscal Year-End		Rate of
	2010	2009	2008	Return - 2009

U.S. large capitalization equity securities	40%	41%	42%	3.9%
U.S. small/mid-capitalization equity securities	10%	4%	4%	.4%
International equity securities	15%	11%	12%	1.1%
Debt securities	35%	44%	42%	2.6%

Total	100%	100%	100%	8.0%

The investments in the Company’s pension plans include U.S. equities, international equities and debt securities. All of the plan assets are invested in institutional investment funds managed by professional investment advisors. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% — 50% in large capitalization equity securities, 0% — 20% in U.S. small and mid-capitalization equity securities, 0% — 20% in international equity securities and 10% — 50% in debt securities. The Company currently has 56% of its plan investments in equity securities and 44% in debt securities.

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500tm and the Russell 1000tm. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000tm index. International equity securities include companies from developed markets outside of the United States. Debt securities at January 3, 2010 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 8% was used in determining net periodic pension cost in both 2009 and 2008. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at January 3, 2010:

	Quoted Prices
	in Active
	Market for	Significant Other
	Identical Assets	Observable Input
In thousands	(Level 1)	(Level 2)	Total

Cash equivalents(1)
Common/collective trust funds	$—	$323	$323
Equity securities(2)
U.S. large capitalization	19,387	—	19,387
U.S. mid-capitalization	4,174	—	4,174
International	101	—	101
Common/collective trust funds(3)		58,500	58,500
Other	726	—	726
Fixed income
Common/collective trust funds(3)	—	63,353	63,353

Total	$24,388	$122,176	$146,564

(1)	Cash equivalents are valued at $100/unit which approximates fair value.

(2)	Equity securities other than common/collective trust funds consist primarily of common stock. Investments in common stocks are valued using quoted market prices multiplied by the number of shares owned.

(3)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintained the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. In the third quarter of 2009, the Company decided to match the first 5% of its employees’ contributions for the period of April 1, 2009 through August 31, 2009. The Company paid $3.6 million to the 401(k) Savings Plan for the five month period in the fourth quarter of 2009. In the fourth quarter of 2009, the Company decided to match the first 5% of its employees’ contributions from September 1, 2009 to the end of the fiscal year. The Company accrued $2.9 million in the fourth quarter for this payment. The total costs for this benefit were $8.6 million, $10.0 million and $8.5 million in 2009, 2008 and 2007, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In thousands	2009	2008

Benefit obligation at beginning of year	$36,832	$35,437
Service cost(1)	617	638
Interest cost(1)	2,295	2,681
Plan participants’ contributions(1)	537	675
Actuarial loss (gain)(1)	7,384	678
Benefits paid(1)	(2,957)	(3,368)
Medicare Part D subsidy reimbursement	103	91

Benefit obligation at end of year	$44,811	$36,832

Fair value of plan assets at beginning of year	$—	$—
Employer contributions(1)	2,317	2,602
Plan participants’ contributions(1)	537	675
Benefits paid(1)	(2,957)	(3,368)
Medicare Part D subsidy reimbursement	103	91

Fair value of plan assets at end of year	$—	$—

(1)	2008 amounts are for the 15 month period from the 2007 measurement date (September 30) to the 2008 year-end.

	Jan. 3,	Dec. 28,
In thousands	2010	2008

Current liabilities	$(2,524)	$(2,291)
Noncurrent liabilities	(42,287)	(34,541)

Accrued liability at end of year	$(44,811)	$(36,832)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In thousands	2009	2008	2007

Service cost	$617	$511	$425
Interest cost	2,295	2,145	2,209
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	1,043	916	1,220
Amortization of prior service cost	(1,784)	(1,784)	(1,784)

Net periodic postretirement benefit cost	$2,146	$1,763	$2,045

Significant Assumptions Used	2009	2008	2007

Benefit obligation at the measurement date:
Discount rate	5.75%	6.25%	6.25%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	6.25%	6.25%	5.75%

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2009 was 9% graded down to an ultimate rate of 5% by 2013. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2008 was 9% graded down to an ultimate rate of 5% by 2012. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2007 was 9% graded down to an ultimate rate of 5% by 2011.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease

Increase (decrease) in:
Postretirement benefit obligation at January 3, 2010	$3,983	$(3,473)
Service cost and interest cost in 2009	353	(307)

Cash Flows

In thousands
Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2010	$2,524
2011	2,663
2012	2,783
2013	2,846
2014	3,025
2015 — 2019	16,091

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 28, 2008, the activity during 2009, and the balances at January 3, 2010 are as follows:

	Dec. 28,	Actuarial	Reclassification	Jan. 3,
In thousands	2008	Gain (Loss)	Adjustments	2010

Pension Plans:
Actuarial loss	$(93,735)	$17,210	$9,326	$(67,199)
Prior service cost (credit)	(73)	—	12	(61)
Postretirement Medical:
Actuarial loss	(15,891)	(7,384)	1,043	(22,232)
Prior service cost (credit)	13,985	—	(1,784)	12,201
Transition asset	67	—	(24)	43

	$(95,647)	$9,826	$8,573	$(77,248)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of accumulated other comprehensive income that are expected to be recognized as components of net periodic cost during 2010 are as follows:

	Pension	Postretirement
In thousands	Plans	Medical	Total

Actuarial loss	$5,980	$1,365	$7,345
Prior service cost (credit)	12	(1,784)	(1,772)
Transitional asset	—	(25)	(25)

	$5,992	$(444)	$5,548

Multi-Employer Benefits

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans in 2009, 2008 and 2007 was $.5 million, $1.0 million and $1.4 million, respectively.

The Company entered into a new agreement in the third quarter of 2008 when one of its collective bargaining contracts expired in July 2008. The new agreement allows the Company to freeze its liability to the Central States, a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to the Central States, the Company recorded a charge of $13.6 million in 2008. The Company has paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.6 million is the present value amount, using a discount rate of 7%, that will be paid to the Central States and had been recorded in other liabilities. The Company will pay approximately $1 million annually over the next 19 years. The Company will also make future contributions on behalf of these employees to Southern States. In addition, the Company incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.

18.	Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of January 3, 2010, The Coca-Cola Company had a 27.1% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In millions	2009	2008	2007

Payments by the Company for concentrate, syrup, sweetener and other purchases	$361.7	$363.3	$334.9
Marketing funding support payments to the Company	46.0	42.9	38.1

Payments by the Company net of marketing funding support	$315.7	$320.4	$296.8
Payments by the Company for customer marketing programs	$52.0	$48.6	$44.2
Payments by the Company for cold drink equipment parts	7.2	7.1	5.7
Fountain delivery and equipment repair fees paid to the Company	11.2	10.4	9.3
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	4.5	4.0	4.3
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	1.0	—	—
Sales of finished products to The Coca-Cola Company	1.1	6.3	26.1

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this agreement were $50.0 million, $40.2 million and $40.2 million in 2009, 2008 and 2007, respectively. Purchases from CCE under this arrangement were $14.7 million, $18.4 million and $13.9 million in 2009, 2008 and 2007, respectively. The Coca-Cola Company has significant equity interests in the Company and CCE. As of January 3, 2010, CCE held 5.2% of the Company’s outstanding Common Stock but held no shares of the Company’s Class B Common Stock.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company paid $.3 million to CCBSS for its share of CCBSS’ administrative costs in each of the years 2009, 2008 and 2007. Amounts due from CCBSS for rebates on raw material purchases were $3.9 million and $4.1 million as of January 3, 2010 and December 28, 2008, respectively. CCE is also a member of CCBSS.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center and an adjacent sales facility, which are located in Charlotte, North Carolina. The current lease originally was to expire on December 31, 2010. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. On March 23, 2009, the Company modified the lease agreement (new terms to begin January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of January 3, 2010 was $28.9 million.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2009	2008	2007

Minimum rentals	$4.8	$4.7	$4.6
Contingent rentals	(1.4)	(.9)	(.4)

Total rental payments	$3.4	$3.8	$4.2

The contingent rentals in 2009, 2008 and 2007 reduce the minimum rentals as a result of changes in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor are recorded as adjustments to interest expense.

On June 1, 1993, the Company entered into a lease agreement with Beacon Investment Corporation (“Beacon”) related to the Company’s headquarters office facility. Beacon’s sole shareholder is J. Frank Harrison, III. On January 5, 1999, the Company entered into a new ten-year lease agreement with Beacon which included the Company’s headquarters office facility and an adjacent office facility. On March 1, 2004, the Company recorded a capital lease of $32.4 million related to these facilities when the Company received a renewal option to extend the term of the lease. On December 18, 2006, the Company modified the lease agreement (effective January 1, 2007) with Beacon related to the Company’s headquarters office facility which expires in December 2021. The modified lease would not have changed the classification of the existing lease had it been in effect on March 1, 2004 when the lease was capitalized and did not extend the term of the lease (remaining lease term was reduced from 21 years to 15 years). Accordingly, the present value of the leased property under capital lease and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the commencement date of the modified lease (January 1, 2007). The capital lease obligation and leased property under capital leases was increased by $5.1 million on January 1, 2007. The principal balance outstanding under this capital lease as of January 3, 2010 was $30.9 million. The annual base rent the Company is obligated to pay under the modified lease is subject to adjustment for increases in the Consumer Price Index. The prior lease annual base rent was subject to adjustment for increases in the Consumer Price Index and for increases or decreases in interest rates using the adjusted Eurodollar Rate as the measurement device.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2009	2008	2007

Minimum rentals	$3.6	$3.5	$3.6
Contingent rentals	.1	.2	—

Total rental payments	$3.7	$3.7	$3.6

The contingent rentals in 2009 and 2008 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index or changes in the interest rate factor are recorded as adjustments to interest expense.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $68.3 million, $72.7 million and $69.2 million in 2009, 2008 and 2007, respectively. In conjunction with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $18.7 million as of January 3, 2010. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s equity investment in one of these entities, Southeastern, was $13.2 million and $11.0 million as of January 3, 2010 and December 28, 2008, respectively.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $131 million, $142 million and $149 million in 2009, 2008 and 2007, respectively. The Company manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.2 million, $1.4 million and $1.4 million in 2009, 2008 and 2007, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee was $11.8 million as of January 3, 2010. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in SAC was $5.6 million and $4.1 million as of January 3, 2010 and December 28, 2008, respectively.

19.	Net Sales by Product Category

Net sales by product category were as follows:

	Fiscal Year
In thousands	2009	2008	2007

Bottle/can sales:
Sparkling beverages (including energy products)	$1,006,356	$1,011,656	$1,007,583
Still beverages	206,691	227,171	201,952

Total bottle/can sales	1,213,047	1,238,827	1,209,535

Other sales:
Sales to other Coca-Cola bottlers	131,153	128,651	127,478
Post-mix and other	98,786	96,137	98,986

Total other sales	229,939	224,788	226,464

Total net sales	$1,442,986	$1,463,615	$1,435,999

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
In thousands (except per share data)	2009	2008	2007

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$38,136	$9,091	$19,856
Less dividends:
Common Stock	7,070	6,644	6,644
Class B Common Stock	2,092	2,500	2,480

Total undistributed earnings	$28,974	$(53)	$10,732

Common Stock undistributed earnings — basic	$22,360	$(39)	$7,815
Class B Common Stock undistributed earnings — basic	6,614	(14)	2,917

Total undistributed earnings	$28,974	$(53)	$10,732

Common Stock undistributed earnings — diluted	$22,279	$(38)	$7,800
Class B Common Stock undistributed earnings — diluted	6,695	(15)	2,932

Total undistributed earnings — diluted	$28,974	$(53)	$10,732

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,070	$6,644	$6,644
Common Stock undistributed earnings — basic	22,360	(39)	7,815

Numerator for basic net income per Common Stock share	$29,430	$6,605	$14,459

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,092	$2,500	$2,480
Class B Common Stock undistributed earnings — basic	6,614	(14)	2,917

Numerator for basic net income per Class B Common Stock share	$8,706	$2,486	$5,397

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,070	$6,644	$6,644
Dividends on Class B Common Stock assumed converted to Common Stock	2,092	2,500	2,480
Common Stock undistributed earnings — diluted	28,974	(53)	10,732

Numerator for diluted net income per Common Stock share	$38,136	$9,091	$19,856

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In thousands (except per share data)	2009	2008	2007

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,092	$2,500	$2,480
Class B Common Stock undistributed earnings — diluted	6,695	(15)	2,932

Numerator for diluted net income per Class B Common Stock share	$8,787	$2,485	$5,412

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,072	6,644	6,644
Class B Common Stock weighted average shares outstanding — basic	2,092	2,500	2,480
Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,197	9,160	9,141
Class B Common Stock weighted average shares outstanding — diluted	2,125	2,516	2,497
Basic net income per share:
Common Stock	$4.16	$.99	$2.18

Class B Common Stock	$4.16	$.99	$2.18

Diluted net income per share:
Common Stock	$4.15	$.99	$2.17

Class B Common Stock	$4.13	$.99	$2.17

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the diluted effect of shares relative to the restricted stock award in 2008 and 2007 and the performance unit award in 2009.

21.	Risks and Uncertainties

Approximately 88% of the Company’s 2009 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s 2009 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2009, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 19% and 11%, respectively, of the Company’s total bottle/can volume to retail customers during

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009; accounted for approximately 19% and 12%, respectively, of the Company’s total bottle/can volume to retail customers during 2008; and accounted for approximately 19% and 12%, respectively, of the Company’s total bottle/can volume during 2007. Wal-Mart Stores, Inc. accounted for approximately 15%, 14% and 13% of the Company’s total net sales during 2009, 2008 and 2007, respectively.

The Company obtains all of its aluminum cans from two domestic suppliers. The Company currently obtains all of its plastic bottles from two domestic entities. See Note 13 and Note 18 of the consolidated financial statements for additional information.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining agreement covering approximately .5% of the Company’s employees expired during 2009 and the Company entered into new agreements in 2009. Two collective bargaining contracts covering approximately 1% of the Company’s employees will expire during 2010.

22.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In thousands	2009	2008	2007

Accounts receivable, trade, net	$7,122	$(7,350)	$(1,200)
Accounts receivable from The Coca-Cola Company	(655)	346	1,115
Accounts receivable, other	(4,015)	(5,123)	698
Inventories	6,375	(1,963)	3,521
Prepaid expenses and other current assets	(13,963)	(573)	(7,318)
Accounts payable, trade	(17,218)	(8,940)	7,273
Accounts payable to The Coca-Cola Company	(7,431)	23,714	(10,151)
Other accrued liabilities	13,422	6,241	5,824
Accrued compensation	517	(162)	3,776
Accrued interest payable	(2,618)	(278)	(1,591)

(Increase) decrease in current assets less current liabilities	$(18,464)	$5,912	$1,947

Non-cash activity

Additions to property, plant and equipment of $11.6 million have been accrued but not paid and are recorded in accounts payable, trade.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In thousands	2009	2008	2007

Interest	$39,268	$35,133	$51,277
Income taxes	13,825	6,954	21,361

23.	New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued new guidance which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The new guidance does not require any new fair value measurements but could change the Company’s current practices in measuring fair value. The new guidance was effective at the beginning of the first quarter of 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, the FASB issued additional guidance which deferred the application date of the provisions of the new guidance for all nonfinancial assets and liabilities until the first quarter of 2009 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. See Note 11 to the consolidated financial statements for additional information.

In December 2007, the FASB issued new guidance which established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. The new guidance was effective for the first quarter of 2009. The impact on the Company of adopting this new guidance will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued new guidance to establish new accounting and new reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest) and for the deconsolidation of a subsidiary. This new guidance was effective for the Company as of the beginning of 2009 and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements. See Note 1 to the consolidated financial statements for additional information.

In March 2008, the FASB issued new guidance which amends and expands the disclosure requirements relative to derivative instruments to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The new guidance was effective for the first quarter of 2009. The adoption of this new guidance did not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to derivative instruments and related hedged items. See Note 10 to the consolidated financial statements for additional information.

In April 2008, the FASB issued new guidance which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. The intent of the new guidance is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. The new guidance was effective for the first quarter of 2009. The Company does not expect this new guidance to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.

In September 2008, the FASB issued new guidance which requires a seller of credit derivatives to provide certain disclosures for each credit derivative (or group of similar credit derivatives). The new guidance also requires guarantors to disclose “the current status of payment/performance risk of guarantees” and clarifies the effective date

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2009, the FASB issued new guidance relative to subsequent events which does not result in significant changes in the subsequent events that an entity reports in its financial statements. The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective for the Company in the second quarter of 2009. In February 2010, the FASB amended the guidance on subsequent events to remove the requirement to disclose the date through which the entity has evaluated subsequent events. The adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codificationtm (“Codification”). The Codification became the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification did not change GAAP and was effective for interim and annual periods ending after September 15, 2009. Pursuant to the provisions of the Codification, the Company updated references to GAAP in the Company’s consolidated financial statements. The Codification did not change GAAP and therefore did not impact the Company’s consolidated financial statements other than the change in references.

In December 2008, the FASB issued new guidance which requires enhanced disclosures about plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of (1) employers’ investment strategies; (2) major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) concentration of risk within plan assets. The new guidance is effective for fiscal years ending after December 15, 2009. The adoption of this new guidance did not impact the Company’s consolidated financial statements other than expanded footnote disclosures related to the Company’s pension plan assets. See Note 17 to the consolidated financial statements for additional information.

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

Recently Issued Pronouncements

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

In January 2010, the FASB issued new guidance that clarifies the decrease-in-ownership of subsidiaries provisions of GAAP. The new guidance clarifies to which subsidiaries the decrease-in-ownership provision of Accounting Standards Codification 810-10 apply. The new guidance is effective for the Company in the first quarter of 2010. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. In addition, the new guidance amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective to the Company in the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for the Company in the first quarter of 2011. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended January 3, 2010 and December 28, 2008.

	Quarter
Year Ended January 3, 2010	1(1)(2)	2(3)(4)	3(5)(6)	4(7)
In thousands (except per share data)

Net sales	$336,261	$377,749	$374,556	$354,420
Gross margin	147,129	160,127	157,320	155,418
Net income attributable to Coca-Cola Bottling Co. Consolidated	8,531	12,187	15,428	1,990
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	.93	1.33	1.68	.22
Class B Common Stock	.93	1.33	1.68	.22
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	.93	1.32	1.68	.22
Class B Common Stock	.93	1.32	1.67	.21

	Quarter
Year Ended December 28, 2008	1	2(8)	3(9)	4(10)
In thousands (except per share data)

Net sales	$337,674	$396,003	$381,563	$348,375
Gross margin	139,918	171,880	155,827	147,581
Net income (loss) attributable to Coca-Cola Bottling Co. Consolidated	(4,335)	15,155	(3,145)	1,416
Basic net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	(.47)	1.66	(.34)	.15
Class B Common Stock	(.47)	1.66	(.34)	.15
Diluted net income (loss) per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	(.47)	1.65	(.34)	.15
Class B Common Stock	(.47)	1.65	(.34)	.15

Sales are seasonal with the highest sales volume occurring in May, June, July and August.

(1)	Net income in the first quarter of 2009 included a $1.7 million credit to income tax expense ($.18 per basic common share) related to the agreement with a state tax authority to settle certain prior tax positions.

(2)	Net income in the first quarter of 2009 included a $1.5 million ($0.9 million net of tax, or $0.10 per basic common share) credit for a mark-to-market adjustment related to the Company’s fuel hedging program.

(3)	Net income in the second quarter of 2009 included a $1.2 million ($0.7 million net of tax, or $0.08 per basic common share) credit for a mark-to-market adjustment related to the Company’s fuel hedging program.

(4)	Net income in the second quarter of 2009 included a $3.2 million ($2.0 million net of tax, or $0.21 per basic common share) credit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Net income in the third quarter of 2009 included a $5.4 million credit to income tax expense ($.59 per basic common share) related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statutes of limitations.

(6)	Net income in the third quarter of 2009 included a $1.4 million ($0.9 million net of tax, or $0.10 per basic common share) credit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

(7)	Net income in the fourth quarter of 2009 included a $5.5 million ($3.3 million net of tax, or $0.36 per basic common share) credit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

(8)	Net income in the second quarter of 2008 included a $2.6 million ($1.6 million net of tax, or $0.17 per basic common share) increase in equity investment in a plastic bottle cooperative.

(9)	Net income in the third quarter of 2008 included a $13.8 million ($7.2 million net of tax, or $0.78 per basic common share) charge to exit from a multi-employer pension plan and $4.0 million ($2.1 million net of tax, or $0.23 per basic common share) charge for restructuring activities.

(10)	Net income in the fourth quarter of 2008 included a $2.0 million ($1.0 million net of tax, or $0.11 per basic common share) charge for a mark-to-market adjustment related to the Company’s 2009 fuel hedging program.

25.	Restructuring Expenses

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

The following table summarizes restructuring activity, which is included in selling, delivery and administrative expenses for 2009, 2008 and 2007.

	Severance Pay	Relocation
In thousands	and Benefits	and Other	Total

Balance at December 31, 2006	$—	$—	$—
Provision	1,607	1,146	2,753
Cash payments	1,607	1,146	2,753

Balance at December 30, 2007	$—	$—	$—

Balance at December 30, 2007	$—	$—	$—
Provision	4,559	63	4,622
Cash payments	3,583	50	3,633

Balance at December 28, 2008	$976	$13	$989

Balance at December 28, 2008	$976	$13	$989
Cash payments	914	13	927

Balance at January 3, 2010	$62	$—	$62

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

As of January 3, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of January 3, 2010 was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 103.

March 18, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests during the fiscal year ended January 3, 2010.

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

Charlotte, North Carolina
March 18, 2010

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

See page 102 for “Management’s Report on Internal Control over Financial Reporting.” See page 103 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Additional Information About Directors and Executive Officers — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance — The Board’s Role in Risk Oversight” sections of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

The agreements included in the following exhibits to this report are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreements. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreements and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way this is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Incorporated by Reference
Number	Description	or Filed Herewith

(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2007 (File No. 0-9286).
(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (File No. 2-97822) on Form S-1 as filed on May 31, 1985 (File No. 0-9286).
(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A. (as successor to NationsBank of Georgia, National Association, the initial trustee).	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.3)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002 (File No. 0-9286).
(4.4)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).
(4.5)	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286)
(4.6)	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0-9286).
(4.7)	Second Amended and Restated Promissory Note, dated as of August 25, 2005, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).
(4.8)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
(10.1)	U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2007 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.2)	Amendment No. 1, dated as of August 25, 2008, to U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 (File No. 0-9286).
(10.3)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.4)	Amended and Restated Guaranty Agreement, dated, as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.5)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.6)	Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.7)	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.8)	Example of bottling franchise agreement, effective as of May 28, 1999, between the Company and The Coca-Cola Company.	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.9)	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).
(10.10)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.11)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.12)	Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.13)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC and Beacon Investment Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).
(10.14)	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).
(10.15)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.16)	Amended and Restated Can Supply Agreement, effective as of January 1, 2006, by and between Rexam Beverage Can Company and Coca-Cola Bottlers’ Sales & Services Company, LLC, in its capacity as agent for the Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.17)	Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.18)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBCC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2002 (File No. 0-9286).
(10.19)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
(10.20)	Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.21)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.20 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.22)	Transfer and Assumption of Liabilities Agreement, dated December 19, 1996, by and between CCBCC, Inc., (a wholly-owned subsidiary of the Company) and Piedmont Coca-Cola Bottling Partnership.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.23)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).
(10.24)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.25)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2007.*	Appendix B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.26)	Coca-Cola Bottling Co. Consolidated Long-Term Performance Plan, effective January 1, 2007.*	Appendix C to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.27)	Restricted Stock Award to J. Frank Harrison, III, effective January 4, 1999.*	Annex A to the Company’s Proxy Statement for the 1999 Annual Meeting of Stockholders (File No. 0-9286).
(10.28)	Amendment to Restricted Stock Award Agreement, effective February 28, 2007.*	Appendix D to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.29)	Performance Unit Award Agreement, dated February 27, 2008.*	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286)
(10.30)	Supplemental Savings Incentive Plan, as amended and restated effective January 1, 2007*	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.31)	Amendment No. 1 to Supplemental Savings Incentive Plan, effective January 1, 2010.*	Filed herewith.
(10.32)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.33)	Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.34)	Amendment No. 1 to Officer Retention Plan, effective January 1, 2009.*	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.35)	Amendment to Officer Retention Plan Agreement by and between the Company and David V. Singer, effective as of January 12, 2004.*	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.36)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.*	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.37)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.38)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
(10.39)	Consulting Agreement, dated as of June 1, 2005, between the Company and David V. Singer.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005 (File No. 0-9286).
(12)	Ratio of earnings to fixed charges.	Filed herewith.
(21)	List of subsidiaries.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm to Incorporation by reference into Form S-3 (Registration No. 333-155635).	Filed herewith.
(31.1)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(31.2)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

(b)    Exhibits.

See Item 15(a)3

(c)    Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year
(In thousands)

Allowance for doubtful accounts:
Fiscal year ended January 3, 2010	$1,188	$1,593	$594	$2,187

Fiscal year ended December 28, 2008	$1,137	$523	$472	$1,188

Fiscal year ended December 30, 2007	$1,334	$213	$410	$1,137

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coca-Cola Bottling Co. Consolidated
(Registrant)

By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Date: March 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ J. Frank Harrison, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 18, 2010

By: /s/ H. W. McKay Belk H. W. McKay Belk	Director	March 18, 2010

By: Alexander B. Cummings, Jr.	Director

By: /s/ Sharon A. Decker Sharon A. Decker	Director	March 18, 2010

By: /s/ William B. Elmore William B. Elmore	President, Chief Operating Officer and Director	March 18, 2010

By: /s/ Deborah H. Everhart Deborah H. Everhart	Director	March 18, 2010

By: /s/ Henry W. Flint Henry W. Flint	Vice Chairman of the Board of Directors and Director	March 18, 2010

By: /s/ Ned R. McWherter Ned R. McWherter	Director	March 18, 2010

By: /s/ James H. Morgan James H. Morgan	Director	March 18, 2010

By: /s/ John W. Murrey, III John W. Murrey, III	Director	March 18, 2010

By: /s/ Dennis A. Wicker Dennis A. Wicker	Director	March 18, 2010

By: /s/ James E. Harris James E. Harris	Senior Vice President and Chief Financial Officer	March 18, 2010

By: /s/ William J. Billiard William J. Billiard	Vice President, Controller and Chief Accounting Officer	March 18, 2010