Form 10-Q
period 2010-04-04
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2010-05-13
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,044,202

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	First Quarter
	2010	2009

Net sales	$347,498	$336,261
Cost of sales	200,795	189,132

Gross margin	146,703	147,129
Selling, delivery and administrative expenses	129,044	125,988

Income from operations	17,659	21,141
Interest expense, net	8,810	9,258

Income before income taxes	8,849	11,883
Income tax expense	3,714	3,060

Net income	5,135	8,823
Less: Net income attributable to the noncontrolling interest	475	292

Net income attributable to Coca-Cola Bottling Co. Consolidated	$4,660	$8,531

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.51	$.93

Weighted average number of Common Stock shares outstanding	7,141	6,857

Class B Common Stock	$.51	$.93

Weighted average number of Class B Common Stock shares outstanding	2,029	2,306

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.51	$.93

Weighted average number of Common Stock shares outstanding — assuming dilution	9,210	9,174

Class B Common Stock	$.50	$.93

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,069	2,317

Cash dividends per share:
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	April 4,	Jan. 3,	March 29,
	2010	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$48,325	$17,770	$37,996
Restricted cash	4,500	4,500	—
Accounts receivable, trade, less allowance for doubtful accounts of $2,056, $2,187 and $1,820, respectively	111,397	92,727	97,647
Accounts receivable from The Coca-Cola Company	17,008	4,109	20,857
Accounts receivable, other	11,026	17,005	11,969
Inventories	64,734	59,122	72,924
Prepaid expenses and other current assets	32,590	35,016	23,261

Total current assets	289,580	230,249	264,654

Property, plant and equipment, net	321,488	326,701	329,896
Leased property under capital leases, net	50,375	51,548	55,051
Other assets	46,796	46,508	40,260
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	5,227	5,350	5,770

Total	$1,336,187	$1,283,077	$1,318,352

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	April 4,	Jan. 3,	March 29,
	2010	2010	2009
LIABIILITIES AND EQUITY
Current Liabilities:
Current portion of debt	$20,000	$—	$66,693
Current portion of obligations under capital leases	3,851	3,846	3,557
Accounts payable, trade	36,869	36,794	41,569
Accounts payable to The Coca-Cola Company	43,542	27,880	33,384
Other accrued liabilities	65,279	61,978	71,830
Accrued compensation	12,813	25,963	13,629
Accrued interest payable	10,062	5,521	13,606

Total current liabilities	192,416	161,982	244,268

Deferred income taxes	159,591	158,548	140,932
Pension and postretirement benefit obligations	89,356	89,306	104,898
Other liabilities	108,980	106,968	106,863
Obligations under capital leases	58,319	59,261	62,124
Long-term debt	552,952	537,917	524,757

Total liabilities	1,161,614	1,113,982	1,183,842

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821, 10,203,821 and 10,203,821 shares, respectively	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,672,316, 2,649,996 and 2,649,996 shares, respectively	2,671	2,649	2,649
Capital in excess of par value	104,758	103,464	103,562
Retained earnings	110,364	107,995	85,261
Accumulated other comprehensive loss	(45,449)	(46,767)	(56,601)

	182,548	177,545	145,075
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	121,294	116,291	83,821
Noncontrolling interest	53,279	52,804	50,689

Total equity	174,573	169,095	134,510

Total	$1,336,187	$1,283,077	$1,318,352

See Accompanying Notes to Consolidated Financial Statements

COCA-COLA BOTTLING CO. CONSOLIDATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity

Balance on Dec. 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706
Comprehensive income:
Net income				8,531			8,531	292	8,823
Foreign currency translation adjustments, net of tax					(6)		(6)		(6)
Pension and postretirement benefit adjustments, net of tax					1,278		1,278		1,278

Total comprehensive income							9,803	292	10,095
Cash dividends paid
Common ($.25 per share)				(1,661)			(1,661)		(1,661)
Class B Common ($.25 per share)				(630)			(630)		(630)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on Mar. 29, 2009	$10,204	$2,649	$103,562	$85,261	$(56,601)	$(61,254)	$83,821	$50,689	$134,510

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095
Comprehensive income:
Net income				4,660			4,660	475	5,135
Ownership share of Southeastern OCI					15		15		15
Foreign currency translation adjustments, net of tax					(4)		(4)		(4)
Pension and postretirement benefit adjustments, net of tax					1,307		1,307		1,307

Total comprehensive income							5,978	475	6,453
Cash dividends paid
Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(506)			(506)		(506)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316

Balance on April 4, 2010	$10,204	$2,671	$104,758	$110,364	$(45,449)	$(61,254)	$121,294	$53,279	$174,573

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Quarter
	2010	2009
Cash Flows from Operating Activities
Net income	$5,135	$8,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,537	15,060
Amortization of intangibles	123	140
Deferred income taxes	1,146	(747)
(Gain) loss on sale of property, plant and equipment	444	(250)
Amortization of debt costs	582	603
Amortization of deferred gain related to terminated interest rate agreements	(302)	(850)
Stock compensation expense	585	517
Increase in current assets less current liabilities	(16,753)	(13,087)
Increase in other noncurrent assets	(766)	(6,814)
Increase (decrease) in other noncurrent liabilities	993	(1,616)
Other	(6)	(56)

Total adjustments	583	(7,100)

Net cash provided by operating activities	5,718	1,723

Cash Flows from Investing Activities
Additions to property, plant and equipment	(7,977)	(6,249)
Proceeds from the sale of property, plant and equipment	1,062	135

Net cash used in investing activities	(6,915)	(6,114)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	15,000	—
Proceeds from lines of credit, net	20,000	—
Cash dividends paid	(2,291)	(2,291)
Principal payments on capital lease obligations	(937)	(643)
Other	(20)	(86)

Net cash provided by (used in) financing activities	31,752	(3,020)

Net increase (decrease) in cash	30,555	(7,411)
Cash at beginning of period	17,770	45,407

Cash at end of period	$48,325	$37,996

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,316	$1,130
Capital lease obligations incurred	—	660
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
The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 filed with the United States Securities and Exchange Commission.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
3. Piedmont Coca-Cola Bottling Partnership
Noncontrolling interest as of April 4, 2010, January 3, 2010 and March 29, 2009 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.
4. Inventories
Inventories were summarized as follows:

	April 4,	Jan. 3,	March 29,
In Thousands	2010	2010	2009

Finished products	$38,336	$33,686	$45,781
Manufacturing materials	8,528	8,275	9,091
Plastic shells, plastic pallets and other inventories	17,870	17,161	18,052

Total inventories	$64,734	$59,122	$72,924

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	April 4,	Jan. 3,	March 29,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Land	$12,671	$12,671	$12,167
Buildings	111,387	111,314	109,403	10-50 years
Machinery and equipment	130,097	127,068	119,277	5-20 years
Transportation equipment	152,012	156,692	175,984	4-17 years
Furniture and fixtures	34,484	36,573	37,629	4-10 years
Cold drink dispensing equipment	313,333	312,079	316,487	6-15 years
Leasehold and land improvements	65,350	64,390	60,154	5-20 years
Software for internal use	67,366	65,290	63,479	3-10 years
Construction in progress	6,388	7,907	3,672

Total property, plant and equipment, at cost	893,088	893,984	898,252
Less: Accumulated depreciation and amortization	571,600	567,283	568,356

Property, plant and equipment, net	$321,488	$326,701	$329,896

Depreciation and amortization expense was $14.5 million and $15.1 million in the first quarter of 2010 (“Q1 2010”) and the first quarter of 2009 (“Q1 2009”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	April 4	Jan. 3,	March 29,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Leased property under capital leases	$76,877	$76,877	$76,877	3-20 years
Less: Accumulated amortization	26,502	25,329	21,826

Leased property under capital leases, net	$50,375	$51,548	$55,051

As of April 4, 2010, real estate represented $49.9 million of the leased property under capital leases and $48.4 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
The Company modified a related party lease and terminated a second lease in Q1 2009. See Note 19 to the consolidated financial statements for additional information on the lease modification.
The Company’s outstanding lease obligations for these capital leases were $62.2 million, $63.1 million and $65.7 million as of April 4, 2010, January 3, 2010 and March 29, 2009, respectively.
7. Franchise Rights and Goodwill
There was no change in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2010, the Company believes it did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	April 4,	Jan. 3,	March 29,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Other identifiable intangible assets	$8,665	$8,665	$8,665	1-20 years
Less: Accumulated amortization	3,438	3,315	2,895

Other identifiable intangible assets, net	$5,227	$5,350	$5,770

Other identifiable intangible assets primarily represent customer relationships and distribution rights.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	April 4,	Jan. 3,	March 29,
In Thousands	2010	2010	2009

Accrued marketing costs	$9,047	$9,738	$7,591
Accrued insurance costs	18,561	18,086	17,540
Accrued taxes (other than income taxes)	1,793	408	1,880
Employee benefit plan accruals	9,827	12,015	11,184
Checks and transfers yet to be presented for payment from zero balance cash accounts	18,640	11,862	20,339
All other accrued liabilities	7,411	9,869	13,296

Total other accrued liabilities	$65,279	$61,978	$71,830

10. Debt
Debt was summarized as follows:

		Interest	Interest	April 4,	Jan. 3,	March 29,
In Thousands	Maturity	Rate	Paid	2010	2010	2009

Revolving Credit Facility	2012	0.60%	Varies	$30,000	$15,000	$—
Line of Credit	2010	1.11%	Varies	20,000	—	—
Debentures	2009	7.20%	Semi-annually	—	—	57,440
Debentures	2009	6.375%	Semi-annually	—	—	119,253
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	—
Unamortized discount on Senior Notes	2019			(1,805)	(1,840)	—

				572,952	537,917	591,450
Less: Current portion of debt				20,000	—	66,693

Long-term debt				$552,952	$537,917	$524,757

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2009, the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due in July 2009. On April 4, 2010 and January 3, 2010, the Company had $30 million and $15 million of outstanding borrowings, respectively, on the $200 million facility. On March 29, 2009, the Company had no outstanding borrowings on the $200 million facility.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days. On April 4, 2010, the Company had $20 million outstanding on the uncommitted line of credit.
After taking into account all of its interest rate hedging activities, the Company had a weighted average interest rate of 5.4%, 5.6% and 5.6% for its debt and capital lease obligations as of April 4, 2010, January 3, 2010 and March 29, 2009, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7% for Q1 2010 compared to 5.6% for Q1 2009. As of April 4, 2010, approximately 12.4% of the Company’s debt and capital lease obligations of $635.1 million was subject to changes in short-term interest rates.
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
In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due in 2019. The proceeds plus cash on hand were used to repay the $119.3 million debt maturity on May 1, 2009. The current portion of debt at March 29, 2009 reflected the $176.7 million of debt maturing in May and July of 2009 less the $110 million of debt which was repaid from the proceeds of the 7% Senior Notes.

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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for previously accrued interest receivable, the Company is amortizing the gain of $5.1 million over the remaining term of the underlying debt. During Q1 2010 and Q1 2009, $.2 million and $.4 million of the gain, respectively, was amortized. The remaining amount to be amortized is $3.2 million. All of the Company’s interest rate swap agreements were LIBOR-based.
The Company had no interest rate swap agreements outstanding at April 4, 2010, January 3, 2010 and March 29, 2009.
Commodities
The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage commodity risk. Currently the Company has derivative instruments to hedge some or all of its projected diesel fuel and aluminum purchase requirements. These derivative instruments are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.
The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The Company used derivative instruments to hedge essentially all of its diesel fuel purchases for 2009 and is using derivative instruments to hedge essentially all of its diesel fuel purchases for 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. At the end of Q1 2009, the Company began using derivative instruments to hedge approximately 75% of the projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the projected 2011 aluminum purchase requirements.
The following summarizes Q1 2010 and Q1 2009 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification of such net gains in the consolidated statements of operations:

		First Quarter
In Thousands	Classification of Gain (Loss)	2010	2009

Fuel hedges	Selling, delivery and administrative expenses	$(401)	$1,451
Aluminum hedges	Cost of sales	513	663

Total Net Gain		$112	$2,114

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of April 4, 2010:

		April 4,	Jan. 3,	March 29,
In Thousands	Balance Sheet Classification	2010	2010	2009

Assets
Aluminum hedges at fair market value	Prepaid expenses and other current assets	$5,017	$3,303	$663
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	674	863	1,441
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	1,369	967	1,197
Fuel hedges at fair market value	Prepaid expenses and other current assets	1,325	1,617	—

Total		$8,385	$6,750	$3,301

Aluminum hedges at fair market value	Other assets	$5,971	$7,149	—
Unamortized cost of aluminum hedging agreements	Other assets	2,029	2,453	—

Total		$8,000	$9,602	—

Liabilities
Fuel hedges at fair market value	Other accrued liabilities	—	—	$215

Total		—	—	$215
The following table summarizes the Company’s outstanding derivative agreements as of April 4, 2010:

	Notional	Latest
In Millions	Amount	Maturity

Fuel hedging agreements	$7.6	December 2010
Aluminum hedging agreements	46.0	December 2011

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
Derivative Financial Instruments
The fair values for the Company’s fuel hedging and aluminum hedging agreements are based on current settlement values. The fair values of the fuel and aluminum hedging agreements at each balance sheet date represent the estimated amounts the Company would have received or paid upon termination of these agreements. Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.
Letters of Credit
The fair values of the Company’s letters of credit obtained from financial institutions are based on the notional amounts of the instruments. These letters of credit primarily relate to the Company’s property and casualty insurance programs.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	April 4, 2010		January 3, 2010		March 29, 2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$522,952	$556,459	$522,917	$557,758	$591,450	$569,606
Non-public variable rate debt	50,000	50,000	15,000	15,000	—	—
Deferred compensation plan assets/liabilities	9,098	9,098	8,471	8,471	5,841	5,841
Fuel hedging agreements	(1,325)	(1,325)	(1,617)	(1,617)	215	215
Aluminum hedging agreements	(10,988)	(10,988)	(10,452)	(10,452)	(663)	(663)
The fair values of the fuel hedging agreements at April 4, 2010 and January 3, 2010 represented the estimated amount the Company would have received upon termination of these agreements. The fair value of the fuel hedging agreements at March 29, 2009 represented the estimated amount the Company would have paid upon termination of these agreements.
The fair values of the aluminum hedging agreements at April 4, 2010, January 3, 2010 and March 29, 2009 represented the estimated amount the Company would have received upon termination of these agreements.
GAAP requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, aluminum hedging agreements and fuel hedging agreements:

	April 4, 2010		January 3, 2010		March 29, 2009

In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$9,098		$8,471		$5,841
Fuel hedging agreements		$1,325		$1,617
Aluminum hedging agreements		10,988		10,452		$663
Liabilities
Deferred compensation plan liabilities	9,098		8,471		5,841
Fuel hedging agreements						215

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
The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for any of the periods presented.
13. Other Liabilities
Other liabilities were summarized as follows:

	April 4,	Jan. 3,	March 29,
In Thousands	2010	2010	2009

Accruals for executive benefit plans	$87,787	$85,382	$79,177
Other	21,193	21,586	27,686

Total other liabilities	$108,980	$106,968	$106,863

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $39.0 million, $30.5 million and $40.3 million as of April 4, 2010, January 3, 2010 and March 29, 2009, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products which adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on April 4, 2010 would have been $25.2 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $30.8 million for SAC and $41.0 million for Southeastern.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of April 4, 2010, SAC had total assets of approximately $42 million and total debt of approximately $21 million. SAC had total revenues for Q1 2010 of approximately $40 million. As of April 4, 2010, Southeastern had total assets of approximately $377 million and total debt of approximately $218 million. Southeastern had total revenue for Q1 2010 of approximately $136 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On April 4, 2010, these letters of credit totaled $30.7 million. The Company has been required to maintain $4.5 million of restricted cash for letters of credit since the second quarter of 2009.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of April 4, 2010 amounted to $20.2 million and expire at various dates through 2018.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company’s effective income tax rate for Q1 2010 and Q1 2009 was 44.4% and 26.4%, respectively. The increase in the effective tax rate for Q1 2010 resulted primarily from the elimination of the tax deduction associated with Medicare Part D subsidy as required by the Patient Protection and Affordable Care Act enacted on March 23, 2010 and the Health Care and Education Reconciliation Act enacted on March 30, 2010.
The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2010	2009

Statutory expense	$2,931	$4,057
State income taxes, net of federal effect	354	505
Manufacturing deduction benefit	(394)	(315)
Meals and entertainment	116	247
Adjustment for uncertain tax positions	161	(1,686)
Tax law change related to Medicare Part D subsidy	464	—
Other, net	82	252

Income tax expense	$3,714	$3,060

The Company had $5.7 million of uncertain tax positions, including accrued interest, of which $3.6 million would affect the Company’s effective tax rate if recognized as of April 4, 2010. The Company had $5.6 million of uncertain tax positions, including accrued interest, of which $3.5 million would affect the Company’s effective tax rate if recognized as of January 3, 2010. It is expected that the amount of uncertain tax positions may change in the next 12 months; however, the Company does not expect the change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of April 4, 2010, the Company had approximately $1.0 million of accrued interest related to uncertain tax positions. As of January 3, 2010, the Company had approximately $.9 million of accrued interest related to uncertain tax positions. Income tax expense included interest expense of approximately $.1 million in Q1 2010 and an interest credit of approximately $.7 million in Q1 2009.
On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”), was also signed into law. The PPACA and the Reconciliation Act included provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies. As a result, during Q1 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies. In Q1 2009, the Company reached an agreement with a state taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense in Q1 2009 of approximately $1.7 million.
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
A summary of accumulated other comprehensive loss is as follows:

	Jan. 3,	Pre-tax	Tax	April 4,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(40,626)	$1,495	$(587)	$(39,718)
Prior service costs	(37)	4	(1)	(34)
Net postretirement benefits activity:
Actuarial loss	(13,470)	341	330	(12,799)
Prior service costs	7,376	(446)	175	7,105
Transition asset	26	(6)	2	22
Ownership share of Southeastern OCI	(49)	24	(9)	(34)
Foreign currency translation adjustment	13	(7)	3	9

Total	$(46,767)	$1,405	$(87)	$(45,449)

	Dec. 28,	Pre-tax	Tax	March 29,
In Thousands	2008	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(56,717)	$2,339	$(921)	$(55,299)
Prior service costs	(45)	4	(1)	(42)
Net postretirement benefits activity:
Actuarial loss	(9,625)	217	(86)	(9,494)
Prior service costs	8,459	(446)	176	8,189
Transition asset	41	(6)	2	37
Foreign currency translation adjustment	14	(10)	4	8

Total	$(57,873)	$2,098	$(826)	$(56,601)

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During Q1 2010 and Q1 2009, dividends of $.25 per share were declared and paid on both Common Stock and Class B Common Stock.
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
On May 12, 1999, the stockholders of the Company approved a restricted stock award program for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 200,000 shares of the Company’s Class B Common Stock. Under the award, shares of restricted stock were granted at a rate of 20,000 shares per year over a ten-year period. The vesting of each annual installment was contingent upon the Company achieving at least 80% of the overall goal achievement factor in the Company’s Annual Bonus Plan. The restricted stock award did not entitle Mr. Harrison, III to participate in dividend or voting rights until each installment had vested and the shares were issued. The restricted stock award expired at the end of fiscal year 2008. On March 4, 2009, the Compensation Committee determined an additional 20,000 shares of restricted Class B Common Stock vested and such shares were issued to Mr. Harrison, III for the fiscal year ended December 28, 2008.
On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units vest in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year will equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) under the Company’s Annual Bonus Plan. The Performance Unit Award Agreement replaced the restricted stock award program.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
On March 9, 2010, the Compensation Committee determined that 40,000 Units vested for the fiscal year ended January 3, 2010. Of such Units, 22,320 were settled for 22,320 shares of Class B Common Stock and 17,680 were settled in cash to satisfy tax withholding obligations in connection with the vesting of the Units.
Compensation expense for the Performance Unit Award Agreement recognized in Q1 2010 was $.6 million, which was based upon a share price of $58.45 on April 1, 2010. Compensation expense recognized in Q1 2009 was $.5 million, which was based upon a share price of $51.68 on March 27, 2009.
On February 19, 2009, The Coca-Cola Company converted 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Company’s Common Stock.
The increase in the total number of shares outstanding in Q1 2010 was due to the issuance of the 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement. The increase in the total number of shares outstanding in Q1 2009 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The components of net periodic pension cost were as follows:

	First Quarter
In Thousands	2010	2009

Service cost	$19	$23
Interest cost	2,857	2,788
Expected return on plan assets	(2,868)	(2,270)
Amortization of prior service cost	4	4
Recognized net actuarial loss	1,495	2,339

Net periodic pension cost	$1,507	$2,884

The Company contributed $.1 million to one of its Company-sponsored pension plans during Q1 2010.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.
The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2010	2009

Service cost	$195	$158
Interest cost	626	557
Amortization of unrecognized transitional assets	(6)	(6)
Recognized net actuarial loss	341	217
Amortization of prior service cost	(446)	(446)

Net periodic postretirement benefit cost	$710	$480

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintained the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. The Company subsequently decided to match the first 5% of its employees’ contributions (consistent with Q1 2009 matching contribution percentage) for the entire year of 2009. The Company will match the first 3% of its employees’ contributions for 2010. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010. The total cost for this benefit in Q1 2010 and Q1 2009 was $2.2 million and $2.3 million, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
Multi-Employer Benefits
The Company entered into a new agreement in the third quarter of 2008 when one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Central States Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan under the agreement to freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7% that will be paid to Central States over the next 20 years and was recorded in other liabilities. The Company paid approximately $1 million in 2009 and will pay approximately $1 million annually over the next 19 years.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of April 4, 2010, The Coca-Cola Company had a 27.0% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis, representing 5.2% of the total votes of the Company’s Common Stock and Class B Common Stock voting together as a single class.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2010	2009

Payments by the Company for concentrate, syrup, sweetener and other purchases	$92.0	$83.8
Marketing funding support payments to the Company	10.2	9.6

Payments by the Company net of marketing funding support	$81.8	$74.2

Payments by the Company for customer marketing programs	$12.7	$11.0
Payments by the Company for cold drink equipment parts	1.7	1.5
Fountain delivery and equipment repair fees paid to the Company	2.2	2.9
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.1	1.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	.9	—
Sales of finished products to The Coca-Cola Company	—	.6

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $11.9 million and $11.1 million in Q1 2010 and Q1 2009, respectively. Purchases from CCE under this arrangement were $4.5 million and $2.6 million in Q1 2010 and Q1 2009, respectively. In addition, CCE began distributing one of the Company’s own brands (Tum-E Yummies) in Q1 2010. Total sales to CCE for this brand were $3.3 million in Q1 2010.
The Coca-Cola Company has significant equity interests in the Company and CCE.
Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.2 million and $.1 million in Q1 2010 and Q1 2009, respectively.
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $29.8 million and $30.4 million in Q1 2010 and Q1 2009, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.3 million in Q1 2010 and $.4 million in Q1 2009. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $20.8 million as of April 4, 2010. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in SAC was $5.6 million as of April 4, 2010, January 3, 2010 and March 29, 2009.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $17.0 million in Q1 2010 and $16.6 million in Q1 2009. In connection with its participation in one of these entities, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $18.2 million as of April 4, 2010. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in one of these entities, Southeastern, was $15.7 million, $13.2 million and $13.2 million as of April 4, 2010, January 3, 2010 and March 29, 2009, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other-than temporary. No impairment of the Company’s investments in cooperatives has been identified as of April 4, 2010 nor was there any impairment in 2009.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. The current lease

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
was to expire on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms to begin January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of April 4, 2010 was $28.5 million. Rental payments related to this lease were $.8 million and $.9 million in Q1 2010 and Q1 2009, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of April 4, 2010 was $30.5 million. Rental payments related to the lease were $.9 million in both Q1 2010 and Q1 2009.
20. Net Sales by Product Category
Net sales by product category were as follows:

	First Quarter
In Thousands	2010	2009

Bottle/can sales:
Sparkling beverages (including energy products)	$242,706	$235,455
Still beverages	41,872	45,917

Total bottle/can sales	284,578	281,372

Other sales:
Sales to other Coca-Cola bottlers	33,661	31,133
Post-mix and other	29,259	23,756

Total other sales	62,920	54,889

Total net sales	$347,498	$336,261

Sparkling beverages are carbonated beverages while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2010	2009

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$4,660	$8,531
Less dividends:
Common Stock	1,785	1,714
Class B Common Stock	506	577

Total undistributed earnings	$2,369	$6,240

Common Stock undistributed earnings — basic	$1,845	$4,670
Class B Common Stock undistributed earnings — basic	524	1,570

Total undistributed earnings — basic	$2,369	$6,240

Common Stock undistributed earnings — diluted	$1,837	$4,664
Class B Common Stock undistributed earnings — diluted	532	1,576

Total undistributed earnings — diluted	$2,369	$6,240

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,714
Common Stock undistributed earnings — basic	1,845	4,670

Numerator for basic net income per Common Stock share	$3,630	$6,384

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$506	$577
Class B Common Stock undistributed earnings — basic	524	1,570

Numerator for basic net income per Class B Common Stock share	$1,030	$2,147

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2010	2009

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,714
Dividends on Class B Common Stock assumed converted to Common Stock	506	577
Common Stock undistributed earnings — diluted	2,369	6,240

Numerator for diluted net income per Common Stock share	$4,660	$8,531

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$506	$577
Class B Common Stock undistributed earnings — diluted	532	1,576

Numerator for diluted net income per Class B Common Stock share	$1,038	$2,153

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2010	2009

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	6,857
Class B Common Stock weighted average shares outstanding — basic	2,029	2,306

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,210	9,174
Class B Common Stock weighted average shares outstanding — diluted	2,069	2,317

Basic net income per share:
Common Stock	$.51	$.93

Class B Common Stock	$.51	$.93

Diluted net income per share:
Common Stock	$.51	$.93

Class B Common Stock	$.50	$.93

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

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 88% of the Company’s Q1 2010 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s Q1 2010 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.
The Coca-Cola Company recently announced an agreement to acquire the North America operation of CCE, and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is uncertain whether the transactions will have a material impact on the Company’s business and financial results.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During Q1 2010, approximately 70% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 30% was sold for immediate consumption. During Q1 2009, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 19% and 12%, respectively, of the Company’s total bottle/can volume to retail customers in both Q1 2010 and Q1 2009. Wal-Mart Stores, Inc. accounted for 14% of the Company’s total net sales during both Q1 2010 and Q1 2009.
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
Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining contract covering approximately .5% of the Company’s employees will expire during the remainder of 2010. One collective bargaining contract covering approximately .5% of the Company’s employees expired in Q1 2010 and the Company entered into a new agreement during Q1 2010.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash were as follows:

	First Quarter
In Thousands	2010	2009

Accounts receivable, trade, net	$(18,670)	$2,202
Accounts receivable from The Coca-Cola Company	(12,899)	(17,403)
Accounts receivable, other	5,979	1,021
Inventories	(5,612)	(7,427)
Prepaid expenses and other current assets	2,401	(2,166)
Accounts payable, trade	(1,605)	(814)
Accounts payable to The Coca-Cola Company	15,662	(1,927)
Other accrued liabilities	5,869	18,133
Accrued compensation	(12,419)	(10,173)
Accrued interest payable	4,541	5,467

Increase in current assets less current liabilities	$(16,753)	$(13,087)

Non-cash activity
Additions to property, plant and equipment of $1.7 million have been accrued but not paid and are recorded in accounts payable, trade as of April 4, 2010.
Additions to property, plant and equipment included $1.5 million for a trade-in allowance on manufacturing equipment in Q1 2010.
24. New Accounting Pronouncements
Recently Adopted Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The new guidance was effective for annual reporting periods that begin after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new guidance which eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitization when a transferor has not surrendered control over the transferred financial assets. The new guidance was effective for annual reporting periods that begin after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued new guidance that clarifies the decrease-in-ownership of subsidiaries provisions of GAAP. The new guidance clarifies to which subsidiaries the decrease-in-ownership provision of Accounting Standards Codification 810-10 apply. The new guidance was effective for the Company in Q1

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
2010. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in Q1 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for the Company in the first quarter of 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the Level 3 requirements of the new guidance effective in the first quarter of 2011 to have a material impact on the Company’s consolidated financial statements.
25. Subsequent Event
During the first weekend of May 2010, Nashville, Tennessee experienced a severe rain storm, which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Disaster relief procedures were immediately implemented to mitigate the damages and ensure the continuation of product deliveries in the region. The Company has notified the applicable insurance companies and an evaluation of damages is being performed. Once the evaluation is completed, the Company will determine the impact, if any, the Nashville flood has on the Company’s consolidated financial statements.

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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the first quarter of 2010 (“Q1 2010”) and changes from the first quarter of 2009 (“Q1 2009”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q1 2010 and Q1 2009.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q1 2010 compared to year-end 2009 and the end of Q1 2009 as presented in the consolidated financial statements.

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
Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the second largest bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of approximately $1.4 billion in 2009.
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by volume growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 85% of the Company’s Q1 2010 bottle/can net sales.
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
The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2010, the Company believes it did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.
The Coca-Cola Company recently announced an agreement to acquire the North America operation of Coca-Cola Enterprises Inc. (“CCE”), and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is uncertain whether the transactions will have a material impact on the Company’s business and financial results.

Net sales by product category were as follows:

	First Quarter
In Thousands	2010	2009

Bottle/can sales:
Sparkling beverages (including energy products)	$242,706	$235,455
Still beverages	41,872	45,917

Total bottle/can sales	284,578	281,372

Other sales:
Sales to other Coca-Cola bottlers	33,661	31,133
Post-mix and other	29,259	23,756

Total other sales	62,920	54,889

Total net sales	$347,498	$336,261

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
Product Innovation and Beverage Portfolio Expansion
Sparkling beverage volume, other than energy products, has declined over the past several years. Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. New packaging introductions included the 2-liter contour bottle during 2009.
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
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $44.9 million and $45.5 million in Q1 2010 and Q1 2009, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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
Overview of Operations and Financial Condition
The following items affect the comparability of the financial results presented below:
Q1 2010
•	a $.4 million pre-tax unfavorable mark-to-market adjustment, net of hedging expenses, to S,D&A expenses related to the Company’s 2010 fuel hedging program;

•	a $.5 million pre-tax favorable mark-to-market adjustment, net of hedging expenses, to cost of sales related to the Company’s 2011 aluminum hedging program; and

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to Medicare Part D subsidy.
Q1 2009
•	a $1.1 million pre-tax favorable mark-to-market adjustment, net of hedging expenses, to S,D&A expenses related to the Company’s 2010 fuel hedging program;

•	a $.4 million pre-tax favorable mark-to-market adjustment, net of hedging expenses, to S,D&A expenses related to the Company’s 2009 fuel hedging program;

•	a $.7 million pre-tax favorable mark-to-market adjustment, net of hedging expenses, to cost of sales related to the Company’s 2010 aluminum hedging program; and

•	a $1.7 million favorable adjustment to income tax expense related to the agreement with a state tax authority to settle certain tax positions.

The following overview provides a summary of key information concerning the Company’s financial results for Q1 2010 compared to Q1 2009.

	First Quarter			%
In Thousands (Except Per Share Data)	2010	2009	Change	Change

Net sales	$347,498	$336,261	$11,237	3.3
Gross margin	146,703	147,129	(426)	(0.3)
S,D&A expenses	129,044	125,988	3,056	2.4
Income from operations	17,659	21,141	(3,482)	(16.5)
Interest expense	8,810	9,258	(448)	(4.8)
Income before income taxes	8,849	11,883	(3,034)	(25.5)
Income tax provision	3,714	3,060	654	21.4
Net income	5,135	8,823	(3,688)	(41.8)
Net income attributable to the Company	4,660	8,531	(3,871)	(45.4)
Basic net income per share:
Common Stock	$.51	$.93	$(.42)	(45.2)
Class B Common Stock	$.51	$.93	$(.42)	(45.2)
Diluted net income per share:
Common Stock	$.51	$.93	$(.42)	(45.2)
Class B Common Stock	$.50	$.93	$(.43)	(46.2)
The Company’s net sales increased 3.3% in Q1 2010 compared to Q1 2009. The increase in net sales was primarily due to a 5% increase in bottle/can volume and a $4.7 million increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies) partially offset by a 3.7% decrease in average sales price per bottle/can unit. The increase in bottle/can volume was primarily due to an increase in volume in the sparkling product categories except energy products. The decrease in average sales price per bottle/can unit was primarily due to decreased sales prices in all product categories except energy products and a change in product mix primarily due to increased sales of future consumption 12-ounce cans which have a lower sales price per unit compared to immediate consumption products. The $4.7 million increase in sales of the Company’s own brand portfolio was primarily due to CCE’s distribution of the Company’s Tum-E Yummies product beginning in Q1 2010.
Gross margin dollars decreased .3% in Q1 2010 compared to Q1 2009. The Company’s gross margin percentage decreased to 42.2% for Q1 2010 from 43.8% for Q1 2009. The decrease in gross margin percentage was primarily due to lower sales prices per bottle/can unit.
S,D&A expenses increased 2.4% in Q1 2010 from Q1 2009. The increase in S,D&A expenses in Q1 2010 from Q1 2009 was primarily attributable to increases in employee costs related to an auto allowance program, increased fuel costs and increased professional fees offset partially by decreased bad debt expense, decreased depreciation expense and a decrease in employee benefit costs.
Net interest expense decreased 4.8% in Q1 2010 compared to Q1 2009. The decrease was primarily due to lower debt borrowing levels. The Company’s overall weighted average interest rate increased to 5.7% during Q1 2010 from 5.6% during Q1 2009.

Net debt and capital lease obligations were summarized as follows:

	April 4,	Jan. 3,	March 29,
In Thousands	2010	2010	2009

Debt	$572,952	$537,917	$591,450
Capital lease obligations	62,170	63,107	65,681

Total debt and capital lease obligations	635,122	601,024	657,131
Less: Cash and cash equivalents	52,825	22,270	37,996

Total net debt and capital lease obligations (1)	$582,297	$578,754	$619,135

(1)
The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements
Critical Accounting Policies
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended January 3, 2010 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
The Company did not make changes in any critical accounting policies during Q1 2010. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
New Accounting Pronouncements
Recently Adopted Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The new guidance was effective for annual reporting periods that begin after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new guidance which eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitization when a transferor has not surrendered control over the transferred financial assets. The new guidance was effective for annual reporting periods that begin after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued new guidance that clarifies the decrease-in-ownership of subsidiaries provisions of generally accepted accounting principles (GAAP). The new guidance clarifies to which subsidiaries the decrease-in-ownership provision of Accounting Standards Codification 810-10 apply. The new guidance was effective for the Company in Q1 2010. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in Q1 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for the Company in the first quarter of 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the Level 3 requirements of the new guidance effective in the first quarter of 2011 to have a material impact on the Company’s consolidated financial statements.
Results of Operations
Q1 2010 Compared to Q1 2009
Net Sales
Net sales increased $11.2 million, or 3.3%, to $347.5 million in Q1 2010 compared to $336.3 million in Q1 2009.
The increase in net sales was a result of the following:

Q1 2010	Attributable to:
(In Millions)
$12.6	5.0% increase in bottle/can volume primarily due to a volume increase in sparkling beverages except energy products
(9.4)
3.7% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories except energy products and a change in product mix primarily due to a higher percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products

4.7	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
2.5	7.9% increase in sales volume sold to other Coca-Cola bottlers primarily due to a volume increase in sparkling beverages
0.8	Other

$11.2	Total increase in net sales

In Q1 2010, the Company’s bottle/can sales to retail customers accounted for 82% of the Company’s total net sales compared to 84% in Q1 2009. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The decrease in the Company’s bottle/can net pricing per unit in Q1 2010 compared to Q1 2009 was primarily due to sales price decreases in all product categories, except energy products and a change in product mix primarily due to increased sales of future consumption 12-ounce cans which have a lower sales price per unit compared to immediate consumption products.
Product category sales volume in Q1 2010 and Q1 2009 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2010	Q1 2009	% Increase (Decrease)
Sparkling beverages (including energy products)	87.7%	86.4%	6.6
Still beverages	12.3%	13.6%	(5.0)

Total bottle/can sales volume	100.0%	100.0%	5.0

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During Q1 2010, approximately 70% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 30% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of the Company’s total bottle/can volume during both Q1 2010 and Q1 2009. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 12% of the Company’s total bottle/can volume in both Q1 2010 and Q1 2009. All of the Company’s beverage sales are to customers in the United States.
The Company recorded delivery fees in net sales of $1.8 million and $1.9 million in Q1 2010 and Q1 2009, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 6.2%, or $11.6 million, to $200.8 million in Q1 2010 compared to $189.1 million in Q1 2009.

The increase in cost of sales was principally attributable to the following:

Q1 2010	Attributable to:
(In Millions)
$6.8	5.0% increase in bottle/can volume primarily due to a volume increase in sparkling beverages except energy products
3.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
2.3	7.9% increase in sales volume to other Coca-Cola bottlers primarily due to a volume increase in sparkling beverages
(1.0)	Increase in marketing funding support received primarily from The Coca-Cola Company
0.2	Other

$11.6	Total increase in cost of sales

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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $12.4 million for Q1 2010 compared to $11.4 million for Q1 2009.
Gross Margin
Gross margin dollars decreased .3%, or $.4 million, to $146.7 million in Q1 2010 compared to $147.1 million in Q1 2009. Gross margin as a percentage of net sales decreased to 42.2% for Q1 2010 from 43.8% for Q1 2009.
The decrease in gross margin dollars was primarily the result of the following:

Q1 2010	Attributable to:
(In Millions)
$5.8	5.0% increase in bottle/can volume primarily due to a volume increase in sparkling beverages except energy products
(9.4)
3.7% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories except energy products and a change in product mix primarily due to a higher percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products

1.4	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.0	Increase in marketing funding support received primarily from The Coca-Cola Company
0.2	7.9% increase in sales volume to other Coca-Cola bottlers primarily due to a volume increase in sparkling beverages
0.6	Other

$(0.4)	Total decrease in gross margin

The decrease in gross margin percentage was primarily due to lower sales price per bottle/can unit.

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
S,D&A expenses increased by $3.1 million, or 2.4%, to $129.0 million in Q1 2010 from $126.0 million in Q1 2009. S,D&A expenses as a percentage of net sales decreased from 37.5% in Q1 2009 to 37.1% in Q1 2010.
The increase in S,D&A expenses was primarily due to the following:

Q1 2010	Attributable to:
(In Millions)
$2.6	Payments to employees participating in the Company auto allowance program (program implemented in phases beginning in the second quarter of 2009)
(1.9)	Decrease in bad debt expense due to improvement in customer trade receivable portfolio performance
1.7	Increase in fuel costs due to mark-to-market adjustment on fuel hedging ($1.5 million gain in Q1 2009 compared to $0.4 million loss in Q1 2010)
1.2	Increase in professional fees primarily due to consulting project support
(0.7)	Decrease in depreciation expense primarily due to new auto allowance program
(0.6)	Decrease in employee benefit costs
0.8	Other

$3.1	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $44.9 million and $45.5 million in Q1 2010 and Q1 2009, respectively.
The net impact of the Company’s fuel hedging program was to increase fuel costs by $.4 million in Q1 2010 and decrease fuel costs by $1.5 million in Q1 2009.
Primarily due to the performance of the Company’s pension plan investments during 2009, the Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $1.1 million from $2.4 million in Q1 2009 to $1.3 million in Q1 2010.
The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintained the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. The Company subsequently decided to match the first 5% of its employees’ contributions (consistent with Q1 2009 matching contribution percentage) for the entire year of 2009. The Company will match the first 3% of its employees’ contributions for 2010. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010.
On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”), was also signed into law. The PPACA and the Reconciliation Act, when taken together, represent comprehensive healthcare reform legislation that will likely affect the cost associated with providing employer-sponsored medical plans. At this point, the Company is in the process of determining the impact this legislation will have on the Company’s employer-sponsored medical plans.
Interest Expense

Net interest expense decreased 4.8%, or $.4 million, in Q1 2010 compared to Q1 2009. The decrease in interest expense in Q1 2010 was primarily due to lower debt borrowing levels. The Company’s overall weighted average interest rate increased to 5.7% during Q1 2010 from 5.6% during Q1 2009. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Income Taxes
The Company’s effective income tax rate for Q1 2010 was 44.4% compared to 26.4% for Q1 2009. The increase in the effective tax rate for Q1 2010 resulted primarily from the elimination of the tax deduction associated with Medicare Part D subsidy as required by the PPACA enacted on March 23, 2010 and the Reconciliation Act enacted on March 30, 2010. As a result, during Q1 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies. In Q1 2009, the Company reached an agreement with a state taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense in Q1 2009 of approximately $1.7 million. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2010 is dependent upon the results of operations and may change if the results in 2010 are different from current expectations.
Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $.5 million in Q1 2010 compared to $.3 million in Q1 2009 related to the portion of Piedmont owned by The Coca-Cola Company.
Financial Condition
Total assets of $1.34 billion at April 4, 2010 increased from January 3, 2010 primarily due to increases in cash and cash equivalents, accounts receivable and inventories offset by a decrease in property, plant and equipment, net. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years.
Net working capital, defined as current assets less current liabilities, increased by $28.9 million to $97.2 million at April 4, 2010 from January 3, 2010 and increased by $76.8 million at April 4, 2010 from March 29, 2009.
Significant changes in net working capital from January 3, 2010 were as follows:
•
An increase in cash and cash equivalents of $30.6 million primarily due to cash provided by operations and additional borrowings on a line of credit in anticipation of certain payments due the beginning of second quarter 2010.

•	An increase in accounts receivable, trade of $18.7 million primarily due to the holiday promotion at the end of Q1 2010.

•	An increase in inventories of $5.6 million due primarily to seasonal increase.

•	A decrease in accounts receivable, other of $6.0 million due to the receipt of certain payments.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $12.9 million and $15.7 million, respectively, primarily due to the timing of payments.

•	An increase in other accrued liabilities of $3.3 million primarily due to the timing of payments.

•	A decrease in accrued compensation of $13.1 million due primarily to the payment of bonuses in March 2010.

•	An increase in accrued interest payable of $4.5 million primarily due to the timing of interest payments.

•	An increase in current portion of debt of $20 million due to the Company’s borrowing on a line of credit.
Significant changes in net working capital from March 29, 2009 were as follows:
•
A decrease in current portion of long-term debt of $46.7 million primarily due to $66.7 million debt payments, net of refinancing, due in 2009 partially offset by $20 million of borrowings on a line of credit in 2010.

•
An increase in cash and cash equivalents of $10.3 million primarily due to cash provided by operations and additional borrowings on a line of credit in anticipation of certain payments due the beginning of second quarter 2010.

•	An increase in accounts receivable, trade of $13.8 million primarily due to the holiday promotion at the end of Q1 2010.

•	A decrease in inventories of $8.2 million due primarily to seasonal increase for holiday promotion the beginning of second quarter of 2009.

•	An increase in prepaid expenses and other current assets of $9.3 million primarily due to transactions related to the Company’s hedging program.

•	A decrease in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $3.8 million and $10.2 million, respectively, primarily due to the timing of payments.

•	A decrease in other accrued liabilities of $6.6 million primarily due to the timing of payments.

•	A decrease in accrued interest payable of $3.5 million primarily due to the timing of interest payments.
Debt and capital lease obligations were $635.1 million as of April 4, 2010 compared to $601.0 million as of January 3, 2010 and $657.1 million as of March 29, 2009. Debt and capital lease obligations as of April 4, 2010 included $62.2 million of capital lease obligations related primarily to Company facilities.
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
As of April 4, 2010, the Company had $170 million available under its $200 million revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants and has been throughout 2010.
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
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of April 4, 2010, $553.0 million of the Company’s total outstanding balance of debt and capital lease obligations of $635.1 million was financed through the Company’s $200 million credit facility and publicly offered debt. The Company had capital lease obligations of $62.2 million as of April 4, 2010. There were $30.0 million outstanding on the $200 million facility and $20.0 million outstanding on the line of credit as of April 4, 2010. The additional borrowings as of April 4, 2010 were in anticipation of certain payments due the beginning of the second quarter of 2010.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations and dividend payments.
A summary of activity for Q1 2010 and Q1 2009 follows:

	First Quarter
In Millions	2010	2009

Cash Sources
Cash provided by operating activities (excluding income tax payments)	$5.7	$2.5
Proceeds from lines of credit, net	20.0	—
Proceeds from $200 million facility	15.0	—
Proceeds from the sale of property, plant and equipment	1.1	.1

Total cash sources	$41.8	$2.6

Cash Uses
Capital expenditures	$8.0	$6.2
Payment of debt and capital lease obligations	.9	.6
Dividends	2.3	2.3
Income tax payments	—	.8
Other	—	.1

Total cash uses	$11.2	$10.0

Increase (decrease) in cash	$30.6	$(7.4)

Investing Activities

Additions to property, plant and equipment during Q1 2010 were $11.2 million of which $1.7 million was accrued in accounts payable, trade as unpaid and $1.5 million was a trade-in allowance on manufacturing equipment. This compared to $6.2 million during Q1 2009. Capital expenditures during Q1 2010 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2010 will be in the range of $50 million to $60 million. Additions to property, plant and equipment during 2009 were $55.0 million of which $11.6 million were accrued in accounts payable, trade as unpaid. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into a $200 million facility replacing its $100 million credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States Southeast and Southwest Pension Fund, a multi-employer pension fund, would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. The Company is currently in compliance with these covenants as amended by the amendment to the $200 million facility. These covenants do not currently, and the Company does not anticipate they will restrict its liquidity or capital resources. On July 1, 2009, the Company borrowed $55 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.2% Debentures due 2009. On April 4, 2010 and January 3, 2010, the Company had $30.0 million and $15.0 million outstanding under the $200 million facility, respectively. There were no amounts outstanding under the $200 million facility at March 29, 2009.
In April 2009, the Company issued $110 million of 7% Senior Notes due 2019. The proceeds plus cash on hand were used on May 1, 2009 to repay at maturity the $119.3 million outstanding 6.375% Debentures due 2009.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days. On April 4, 2010, the Company had $20.0 million outstanding under the uncommitted line of credit.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.

At April 4, 2010, the Company’s credit ratings were as follows:

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
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $39.0 million of debt and related lease obligations for these entities as of April 4, 2010. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of April 4, 2010, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.8 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of April 4, 2010:

	Payments Due by Period
		Apr. 2010-	Apr. 2011-	Apr. 2013-	After
In Thousands	Total	Mar. 2011	Mar. 2013	Mar. 2015	Mar. 2015

Contractual obligations:
Total debt, net of interest	$572,952	$20,000	$180,000	$—	$372,952
Capital lease obligations, net of interest	62,170	3,851	8,094	9,431	40,794
Estimated interest on long-term debt and capital lease obligations (1)	195,176	32,767	62,363	49,130	50,916
Purchase obligations (2)	371,438	89,145	178,290	104,003	—
Other long-term liabilities (3)	112,975	7,370	14,590	13,046	77,969
Operating leases	37,932	3,717	5,894	4,714	23,607
Long-term contractual arrangements (4)	20,183	6,686	9,827	3,455	215
Postretirement obligations	45,036	2,638	5,446	5,871	31,081
Purchase orders (5)	32,364	32,364	—	—	—

Total contractual obligations	$1,450,226	$198,538	$464,504	$189,650	$597,534

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, unrecognized income tax benefits, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $5.7 million of uncertain tax positions including accrued interest as of April 4, 2010 (included in other long-term liabilities in the table above) of which $3.6 million would affect the Company’s effective tax rate if recognized. It is expected that the amount of uncertain tax positions may change in the next 12 months. During this period, it is reasonably possible that tax audits could reduce uncertain tax positions; however, the Company does not expect the change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of April 4, 2010, the Company has $30.7 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company contributed $.1 million to one of its Company-sponsored pension plans in Q1 2010 and has contributed $1.0 million in April 2010. Based on information currently available, the Company anticipates cash contributions during the remainder of 2010 will be approximately $5.5 million excluding the $1.0 million contribution in April 2010. Postretirement medical care payments are expected to be approximately $2.5 million in 2010. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
The Company has not had any interest rate swap agreements outstanding since September 2008.
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.3 million and $.9 million during Q1 2010 and in Q1 2009, respectively.
The weighted average interest rate of the Company’s debt and capital lease obligations was 5.4% as of April 4, 2010 compared to 5.6% as of January 3, 2010, and 5.6% as of March 29, 2009. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.7% in Q1 2010 from 5.6% in Q1 2009. Approximately 12.4% of the Company’s debt and capital lease obligations of $635.1 million as of April 4, 2010 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
Fuel Hedging
The Company used derivative instruments to hedge essentially all of the projected diesel fuel purchases for 2010 and 2009. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.
The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.
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
The net impact of the Company’s fuel hedging program was to increase fuel costs by $.4 million in Q1 2010 and decrease fuel costs by $1.5 million in Q1 2009.

Aluminum Hedging
At the end of Q1 2009, the Company began using derivative instruments to hedge approximately 75% of the projected 2010 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.
During the second quarter of 2009, the Company entered into derivative contracts to hedge approximately 75% of the projected 2011 aluminum purchase requirements.
The net impact of the Company’s aluminum hedging program was to decrease cost of sales by $.5 million and $.7 million in Q1 2010 and Q1 2009, respectively.

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of April 4, 2010;

•	the Company’s belief that cash contributions in 2010 to its two Company-sponsored pension plans will be approximately $6.5 million;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $2.5 million in 2010;

•	the Company’s expectation that additions to property, plant and equipment in 2010 will be in the range of $50 million to $60 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $24 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal; and

•	the Company’s expectation that uncertain tax positions may change over the next 12 months as a result of tax audits but will not have a significant impact on the consolidated financial statements.
These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Part II, Item 1A. of this Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of April 4, 2010. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 12.4% of the Company’s debt and capital lease obligations of $635.1 million as of April 4, 2010 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of April 4, 2010, interest expense for the following twelve months would increase by approximately $.8 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt and variable rate leases. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $24 million assuming no change in volume.
The Company entered into derivative instruments to hedge essentially all of the projected diesel fuel purchases for 2010 and 2009. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.
At the end of Q1 2009, the Company began using derivative instruments to hedge approximately 75% of the projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative contracts to hedge approximately 75% of the projected 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
Except for the risk factor set forth below, there have been no material changes to the factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.
Increases in the cost of employee benefits, including current employees’ medical benefits and postretirement benefits, could impact the Company’s financial results and cash flow.
On March 23, 2010 the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”), was also signed into law. The PPACA and the Reconciliation Act, when taken together, represent comprehensive healthcare reform legislation that will likely affect the cost associated with providing employer-sponsored medical plans. At this point, the Company is in the process of determining the impact this legislation will have on the Company’s employer-sponsored medical plans. Additionally, the PPACA and the Reconciliation Act included provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 9, 2010, 22,320 shares of restricted Class B Common Stock, $1.00 par value, vested and were issued pursuant to a performance-based award to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. The shares of Class B Common Stock were issued to Mr. Harrison, III without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

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

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: May 13, 2010	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer

Date: May 13, 2010	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President, Controller and Chief Accounting Officer