Form 10-Q
period 2010-07-04
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2010-08-13
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,044,202

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 4, 2010
INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Changes in Equity	6

	Consolidated Statements of Cash Flows	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	59

Item 6.	Exhibits	60

	Signatures	61
EX-4.1
EX-4.2
EX-4.3
EX-10.1
EX-10.2
EX-12
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2010	2009	2010	2009
Net sales	$417,361	$377,749	$764,859	$714,010
Cost of sales	249,353	217,622	450,148	406,754

Gross margin	168,008	160,127	314,711	307,256
Selling, delivery and administrative expenses	138,190	129,449	267,234	255,437

Income from operations	29,818	30,678	47,477	51,819
Interest expense, net	8,802	9,935	17,612	19,193

Income before income taxes	21,016	20,743	29,865	32,626
Income tax expense	7,612	7,825	11,326	10,885

Net income	13,404	12,918	18,539	21,741
Less: Net income attributable to the noncontrolling interest	1,361	731	1,836	1,023

Net income attributable to Coca-Cola Bottling Co. Consolidated	$12,043	$12,187	$16,703	$20,718

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.31	$1.33	$1.82	$2.26

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	6,999

Class B Common Stock	$1.31	$1.33	$1.82	$2.26

Weighted average number of Class B Common Stock shares outstanding	2,044	2,022	2,036	2,164

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.31	$1.32	$1.81	$2.25

Weighted average number of Common Stock shares outstanding — assuming dilution	9,225	9,203	9,217	9,189

Class B Common Stock	$1.30	$1.32	$1.80	$2.25

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,084	2,062	2,076	2,190

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	July 4,	Jan. 3,	June 28,
	2010	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$14,301	$17,770	$33,453
Restricted cash	3,500	4,500	4,500
Accounts receivable, trade, less allowance for doubtful accounts of $2,051, $2,187 and $2,101, respectively	133,034	92,727	103,971
Accounts receivable from The Coca-Cola Company	20,897	4,109	22,721
Accounts receivable, other	18,855	17,005	15,576
Inventories	72,105	59,122	77,385
Prepaid expenses and other current assets	30,583	35,016	32,753

Total current assets	293,275	230,249	290,359

Property, plant and equipment, net	317,140	326,701	325,820
Leased property under capital leases, net	49,202	51,548	53,906
Other assets	41,034	46,508	41,454
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	5,105	5,350	5,630

Total	$1,328,477	$1,283,077	$1,339,890

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	July 4,	Jan. 3,	June 28,
	2010	2010	2009
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$5,000	$—	$2,440
Current portion of obligations under capital leases	3,856	3,846	3,674
Accounts payable, trade	46,944	36,794	42,843
Accounts payable to The Coca-Cola Company	52,573	27,880	50,054
Other accrued liabilities	66,606	61,978	77,762
Accrued compensation	18,001	25,963	19,965
Accrued interest payable	5,522	5,521	7,451

Total current liabilities	198,502	161,982	204,189

Deferred income taxes	149,622	158,548	139,328
Pension and postretirement benefit obligations	88,465	89,306	102,790
Other liabilities	110,004	106,968	108,098
Obligations under capital leases	57,361	59,261	61,217
Long-term debt	537,988	537,917	577,848

Total liabilities	1,141,942	1,113,982	1,193,470

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,672,316, 2,649,996 and 2,649,996 shares, respectively	2,671	2,649	2,649
Capital in excess of par value	104,758	103,464	103,562
Retained earnings	120,111	107,995	95,158
Accumulated other comprehensive loss	(44,595)	(46,767)	(55,319)

	193,149	177,545	156,254
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	131,895	116,291	95,000
Noncontrolling interest	54,640	52,804	51,420

Total equity	186,535	169,095	146,420

Total	$1,328,477	$1,283,077	$1,339,890

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity
Balance on Dec. 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706
Comprehensive income:
Net income				20,718			20,718	1,023	21,741
Foreign currency translation adjustments, net of tax					(2)		(2)		(2)
Pension and postretirement benefit adjustments, net of tax					2,556		2,556		2,556

Total comprehensive income							23,272	1,023	24,295
Cash dividends paid Common ($.50 per share)				(3,446)			(3,446)		(3,446)
Class B Common ($.50 per share)				(1,135)			(1,135)		(1,135)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on June 28, 2009	$10,204	$2,649	$103,562	$95,158	$(55,319)	$(61,254)	$95,000	$51,420	$146,420

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095
Comprehensive income:
Net income				16,703			16,703	1,836	18,539
Ownership share of Southeastern OCI					30		30		30
Foreign currency translation adjustments, net of tax					(8)		(8)		(8)
Pension and postretirement benefit adjustments, net of tax					2,150		2,150		2,150

Total comprehensive income							18,875	1,836	20,711
Cash dividends paid Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,016)			(1,016)		(1,016)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316

Balance on July 4, 2010	$10,204	$2,671	$104,758	$120,111	$(44,595)	$(61,254)	$131,895	$54,640	$186,535

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Half
	2010	2009
Cash Flows from Operating Activities
Net income	$18,539	$21,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29,286	30,415
Amortization of intangibles	245	280
Deferred income taxes	2,303	640
Loss on sale of property, plant and equipment	992	355
Net gain on property, plant and equipment damaged in flood	(612)	—
Amortization of debt costs	1,170	1,218
Amortization of deferred gain related to terminated interest rate agreements	(604)	(1,468)
Stock compensation expense	925	1,164
Insurance proceeds received for flood damage	1,450	—
Increase in current assets less current liabilities	(30,623)	(8,987)
(Increase) decrease in other noncurrent assets	4,538	(7,552)
Decrease in other noncurrent liabilities	(15,316)	(9,684)
Other	(13)	(3)

Total adjustments	(6,259)	6,378

Net cash provided by operating activities	12,280	28,119

Cash Flows from Investing Activities
Additions to property, plant and equipment	(16,496)	(17,224)
Proceeds from the sale of property, plant and equipment	1,312	371
(Increase) decrease in restricted cash	1,000	(4,500)

Net cash used in investing activities	(14,184)	(21,353)

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt, net	—	108,062
Proceeds from lines of credit, net	5,000	—
Repayment — current portion of long-term debt	—	(119,253)
Cash dividends paid	(4,587)	(4,581)
Payments for the termination of interest rate lock agreements	—	(340)
Principal payments on capital lease obligations	(1,890)	(1,480)
Debt issuance costs paid	—	(1,042)
Other	(88)	(86)

Net cash used in financing activities	(1,565)	(18,720)

Net decrease in cash	(3,469)	(11,954)
Cash at beginning of period	17,770	45,407

Cash at end of period	$14,301	$33,453

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,316	$1,130
Capital lease obligations incurred	—	660
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
3. Piedmont Coca-Cola Bottling Partnership
Noncontrolling interest as of July 4, 2010, January 3, 2010 and June 28, 2009 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.
4. Inventories
Inventories were summarized as follows:

	July 4,	Jan. 3,	June 28,
In Thousands	2010	2010	2009

Finished products	$41,384	$33,686	$48,608
Manufacturing materials	10,898	8,275	8,863
Plastic shells, plastic pallets and other inventories	19,823	17,161	19,914

Total inventories	$72,105	$59,122	$77,385

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	July 4,	Jan. 3,	June 28,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Land	$12,671	$12,671	$12,167
Buildings	113,740	111,314	109,886	10-50 years
Machinery and equipment	132,525	127,068	121,862	5-20 years
Transportation equipment	151,175	156,692	176,603	4-17 years
Furniture and fixtures	35,749	36,573	37,615	4-10 years
Cold drink dispensing equipment	314,282	312,079	309,564	6-15 years
Leasehold and land improvements	67,007	64,390	60,818	5-20 years
Software for internal use	68,057	65,290	63,693	3-10 years
Construction in progress	3,541	7,907	4,411

Total property, plant and equipment, at cost	898,747	893,984	896,619
Less: Accumulated depreciation and amortization	581,607	567,283	570,799

Property, plant and equipment, net	$317,140	$326,701	$325,820

Depreciation and amortization expense was $14.8 million and $15.3 million in the second quarter of 2010 (“Q2 2010”) and the second quarter of 2009 (“Q2 2009”), respectively. Depreciation and amortization expense was $29.3 million and $30.4 million in the first half of 2010 (“YTD 2010”) and the first half of 2009 (“YTD 2009”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	July 4,	Jan. 3,	June 28,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Leased property under capital leases	$76,877	$76,877	$76,877	3-20 years
Less: Accumulated amortization	27,675	25,329	22,971

Leased property under capital leases, net	$49,202	$51,548	$53,906

As of July 4, 2010, real estate represented $48.8 million of the leased property under capital leases and $47.3 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
The Company modified a related party lease and terminated a second lease in the first quarter of 2009 (“Q1 2009”). See Note 19 to the consolidated financial statements for additional information on the lease modification.
The Company’s outstanding lease obligations for these capital leases were $61.2 million, $63.1 million and $64.9 million as of July 4, 2010, January 3, 2010 and June 28, 2009, respectively.
7. Franchise Rights and Goodwill
There was no change in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2010, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	July 4,	Jan. 3,	June 28,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Other identifiable intangible assets	$8,665	$8,665	$8,665	1-20 years
Less: Accumulated amortization	3,560	3,315	3,035

Other identifiable intangible assets, net	$5,105	$5,350	$5,630

Other identifiable intangible assets primarily represent customer relationships and distribution rights.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	July 4,	Jan. 3,	June 28,
In Thousands	2010	2010	2009

Accrued marketing costs	$13,152	$9,738	$10,222
Accrued insurance costs	19,052	18,086	18,898
Accrued taxes (other than income taxes)	2,927	408	2,762
Accrued income taxes	5,766	—	4,610
Employee benefit plan accruals	9,842	12,015	13,652
Checks and transfers yet to be presented for payment from zero balance cash accounts	9,364	11,862	16,214
All other accrued liabilities	6,503	9,869	11,404

Total other accrued liabilities	$66,606	$61,978	$77,762

10. Debt
Debt was summarized as follows:

		Interest	Interest	July 4,	Jan. 3,	June 28,
In Thousands	Maturity	Rate	Paid	2010	2010	2009

Revolving Credit Facility	2012	.73%	Varies	$15,000	$15,000	$—
Line of Credit	2010	1.06%	Varies	5,000	—	—
Debentures	2009	7.20%	Semi-annually	—	—	57,440
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,769)	(1,840)	(1,909)

				542,988	537,917	580,288
Less: Current portion of debt				5,000	—	2,440

Long-term debt				$537,988	$537,917	$577,848

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million revolving credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2009, the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due July 2009. As of June 28, 2009, $2.4 million of the 7.20% Debentures due July 2009 was classified as current. This amount was paid with cash on hand. On both July 4, 2010 and January 3, 2010, the Company had $15 million of outstanding borrowings on the $200 million facility. On June 28, 2009, the Company had no outstanding borrowings on the $200 million facility.
In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019. The proceeds plus cash on hand were used to repay the $119.3 million debt maturity on May 1, 2009.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days. On July 4, 2010, the Company had $5.0 million outstanding on the uncommitted line of credit, which was classified as current in the consolidated balance sheets.
The Company had a weighted average interest rate of 5.7%, 5.6% and 5.7% for its debt and capital lease obligations as of July 4, 2010, January 3, 2010 and June 28, 2009, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% for YTD 2010 compared to 5.7% for YTD 2009. As of July 4, 2010, approximately 8.0% of the Company’s debt and capital lease obligations of $604.2 million was subject to changes in short-term interest rates.
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company is amortizing the gain of $5.1 million over the remaining term of the underlying debt. During YTD 2010 and YTD 2009, $.5 million and $.8 million of the gain, respectively, was amortized. The remaining amount to be amortized is $3.0 million. All of the Company’s interest rate swap agreements were LIBOR-based.
The Company had no interest rate swap agreements outstanding at July 4, 2010, January 3, 2010 and June 28, 2009.
Commodities
The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage commodity price risk. Currently the Company has derivative instruments to hedge some or all of its projected diesel fuel and aluminum purchase requirements. These derivative instruments are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The Company used derivative instruments to hedge substantially all of its diesel fuel purchases for 2009 and is using derivative instruments to hedge substantially all of its diesel fuel purchases for 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. During Q1 2009, the Company began using derivative instruments to hedge approximately 75% of the projected 2010 aluminum purchase requirements. During Q2 2009, the Company entered into derivative agreements to hedge approximately 75% of the projected 2011 aluminum purchase requirements.
The following summarizes Q2 2010 and Q2 2009 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either cost of sales or selling, delivery and administrative (“S,D&A) expenses, of such net gains and losses in the consolidated statements of operations:

		Second Quarter
In Thousands	Classification of Gain (Loss)	2010	2009

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$79	$(491)
Fuel hedges — mark-to-market adjustment	S,D&A expenses	(1,064)	1,649
Aluminum hedges — contract premium and contract settlement	Cost of sales	534	—
Aluminum hedges — mark-to-market adjustment	Cost of sales	(6,749)	3,223

Total Net Gain (Loss)		$(7,200)	$4,381

The following summarizes YTD 2010 and YTD 2009 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification of such net gains and losses in the consolidated statements of operations:

		First Half
In Thousands	Classification of Gain (Loss)	2010	2009

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$(30)	$(809)
Fuel hedges — mark-to-market adjustment	S,D&A expenses	(1,356)	3,418
Aluminum hedges — contract premium and contract settlement	Cost of sales	511	—
Aluminum hedges — mark-to-market adjustment	Cost of sales	(6,213)	3,886

Total Net Gain (Loss)		$(7,088)	$6,495

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of July 4, 2010, January 3, 2010 and June 28, 2009:

	Balance Sheet	July 4,	Jan. 3,	June 28,
In Thousands	Classification	2010	2010	2009

Assets
Aluminum hedges at fair market value	Prepaid expenses and other current assets	$2,936	$3,303	$3,886
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	473	863	1,241
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	1,842	967	3,651
Fuel hedges at fair market value	Prepaid expenses and other current assets	261	1,617	1,434

Total		$5,512	$6,750	$10,212

Aluminum hedges at fair market value	Other assets	$1,303	$7,149	$—
Unamortized cost of aluminum hedging agreements	Other assets	1,316	2,453	—

Total		$2,619	$9,602	$—
The following table summarizes the Company’s outstanding derivative agreements as of July 4, 2010:

	Notional	Latest
In Thousands	Amount	Maturity

Fuel hedging agreements	$5,166	December 2010
Aluminum hedging agreements	43,302	December 2011
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
Derivative Financial Instruments
The fair values for the Company’s fuel hedging and aluminum hedging agreements are based on current settlement values. The fair values of the fuel hedging and aluminum hedging agreements at each balance sheet date represent the estimated amounts the Company would have received or paid upon termination of these agreements. Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	July 4, 2010		January 3, 2010		June 28, 2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$(522,988)	$(576,897)	$(522,917)	$(557,758)	$(580,288)	$(590,931)
Non-public variable rate debt	(20,000)	(20,000)	(15,000)	(15,000)	—	—
Deferred compensation plan assets	8,335	8,335	8,471	8,471	6,810	6,810
Deferred compensation plan liabilities	(8,335)	(8,335)	(8,471)	(8,471)	(6,810)	(6,810)
Fuel hedging agreements	261	261	1,617	1,617	1,434	1,434
Aluminum hedging agreements	4,239	4,239	10,452	10,452	3,886	3,886
The fair values of the fuel hedging and aluminum hedging agreements at July 4, 2010, January 3, 2010 and June 28, 2009 represented the estimated amount the Company would have received upon termination of these agreements.

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
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, aluminum hedging agreements and fuel hedging agreements:

	July 4, 2010		January 3, 2010		June 28, 2009
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$8,335		$8,471		$6,810
Fuel hedging agreements		$261		$1,617		$1,434
Aluminum hedging agreements		4,239		10,452		3,886
Liabilities
Deferred compensation plan liabilities	8,335		8,471		6,810
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
13. Other Liabilities
Other liabilities were summarized as follows:

	July 4,	Jan. 3,	June 28,
In Thousands	2010	2010	2009

Accruals for executive benefit plans	$89,042	$85,382	$81,236
Other	20,962	21,586	26,862

Total other liabilities	$110,004	$106,968	$108,098

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $40.5 million, $30.5 million and $39.2 million as of July 4, 2010, January 3, 2010 and June 28, 2009, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products which adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on July 4, 2010 would have been $25.2 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $30.8 million for SAC and $41.0 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of July 4, 2010, SAC had total assets of approximately $47 million and total debt of approximately $22 million. SAC had total revenues for YTD 2010 of approximately $89 million. As of July 4, 2010, Southeastern had total assets of approximately $392 million and total debt of approximately $218 million. Southeastern had total revenue for YTD 2010 of approximately $287 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On July 4, 2010, these letters of credit totaled $24.2 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in Q2 2009 which was reduced to $3.5 million in Q2 2010.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of July 4, 2010 amounted to $19.6 million and expire at various dates through 2018.
During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $.8 million for the excess of insurance proceeds received as compared to the net book value of production equipment damaged as a result of the flood. In Q2 2010, the Company recorded a receivable of $6.2 million for insured losses of which $1.5 million has already been paid as of Q2 2010. The Company does not expect to incur any significant expenses related to the Nashville area flood for the remainder of 2010.

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
15. Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2010 and YTD 2009 was 37.9% and 33.4%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2010 and YTD 2009 was 40.4% and 34.4%, respectively. The increase in the effective tax rate for YTD 2010 resulted primarily from an adjustment to the reserve for uncertain tax positions and the elimination of the tax deduction associated with Medicare Part D subsidy as required by the Patient Protection and Affordable Care Act (“PPACA”) enacted on March 23, 2010 and the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”) enacted on March 30, 2010.
The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2010	2009

Statutory expense	$9,810	$11,061
State income taxes, net of federal effect	1,186	1,376
Manufacturing deduction benefit	(1,200)	(845)
Meals and entertainment	435	624
Adjustment for uncertain tax positions	365	(1,686)
Tax law change related to Medicare Part D subsidy	464	—
Other, net	266	355

Income tax expense	$11,326	$10,885

The Company had $5.9 million of uncertain tax positions, including accrued interest, of which $3.8 million would affect the Company’s effective tax rate if recognized as of July 4, 2010. The Company had $5.6 million of uncertain tax positions, including accrued interest, of which $3.5 million would affect the Company’s effective tax rate if recognized as of January 3, 2010. The Company had $9.3 million of uncertain tax positions, including accrued interest, of which $8.3 million would affect the Company’s effective tax rate if recognized as of June 28, 2009. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect the change to have a significant impact on the consolidated financial statements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of July 4, 2010, the Company had approximately $1.0 million of accrued interest related to uncertain tax positions. As of January 3, 2010, the Company had approximately $.9 million of accrued interest related to uncertain tax positions. As of June 28, 2009, the Company had approximately $1.9 million of accrued interest related to uncertain tax positions. Income tax expense included interest expense of approximately $.1 million in YTD 2010 and an interest credit of approximately $.6 million in YTD 2009.
The PPACA and the Reconciliation Act include provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies. As a result, during Q1 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies.
In Q1 2009, the Company reached an agreement with a taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense in YTD 2009 of approximately $1.7 million.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss
A summary of accumulated other comprehensive loss for Q2 2010 and Q2 2009 is as follows:

	April 4,	Pre-tax	Tax	July 4,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(39,718)	$1,495	$(586)	$(38,809)
Prior service costs	(34)	4	(2)	(32)
Net postretirement benefits activity:
Actuarial loss	(12,799)	341	(134)	(12,592)
Prior service costs	7,105	(446)	175	6,834
Transition asset	22	(7)	3	18
Ownership share of Southeastern OCI	(34)	25	(10)	(19)
Foreign currency translation adjustment	9	(6)	2	5

Total	$(45,449)	$1,406	$(552)	$(44,595)

	March 29,	Pre-tax	Tax	June 28,
In Thousands	2009	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(55,299)	$2,339	$(920)	$(53,880)
Prior service costs	(42)	4	(2)	(40)
Net postretirement benefits activity:
Actuarial loss	(9,494)	218	(85)	(9,361)
Prior service costs	8,189	(447)	175	7,917
Transition asset	37	(7)	3	33
Foreign currency translation adjustment	8	7	(3)	12

Total	$(56,601)	$2,114	$(832)	$(55,319)

A summary of accumulated other comprehensive loss for YTD 2010 and YTD 2009 follows:

	Jan. 3,	Pre-tax	Tax	July 4,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(40,626)	$2,990	$(1,173)	$(38,809)
Prior service costs	(37)	8	(3)	(32)
Net postretirement benefits activity:
Actuarial loss	(13,470)	682	196	(12,592)
Prior service costs	7,376	(892)	350	6,834
Transition asset	26	(13)	5	18
Ownership share of Southeastern OCI	(49)	49	(19)	(19)
Foreign currency translation adjustment	13	(13)	5	5

Total	$(46,767)	$2,811	$(639)	$(44,595)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss

	Dec. 28,	Pre-tax	Tax	June 28,
In Thousands	2008	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(56,717)	$4,678	$(1,841)	$(53,880)
Prior service costs	(45)	8	(3)	(40)
Net postretirement benefits activity:
Actuarial loss	(9,625)	435	(171)	(9,361)
Prior service costs	8,459	(893)	351	7,917
Transition asset	41	(13)	5	33
Foreign currency translation adjustment	14	(3)	1	12

Total	$(57,873)	$4,212	$(1,658)	$(55,319)

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
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2010 and YTD 2009, dividends of $.50 per share were declared and paid on both Common Stock and Class B Common Stock.
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
Compensation expense for the Performance Unit Award Agreement recognized in YTD 2010 was $.9 million, which was based upon a share price of $46.24 on July 2, 2010. Compensation expense recognized in YTD 2009 was $1.2 million, which was based upon a share price of $58.18 on June 26, 2009.
On February 19, 2009, The Coca-Cola Company converted 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Company’s Common Stock.
The increase in the total number of shares outstanding in YTD 2010 was due to the issuance of the 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement. The increase in the total number of shares outstanding in YTD 2009 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.
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
The components of net periodic pension cost were as follows:

	Second Quarter		First Half
In Thousands	2010	2009	2010	2009

Service cost	$19	$22	$38	$45
Interest cost	2,857	2,789	5,714	5,577
Expected return on plan assets	(2,868)	(2,270)	(5,736)	(4,540)
Amortization of prior service cost	4	4	8	8
Recognized net actuarial loss	1,495	2,339	2,990	4,678

Net periodic pension cost	$1,507	$2,884	$3,014	$5,768

The Company contributed $1.1 million to its Company-sponsored pension plans during YTD 2010.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.
The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2010	2009	2010	2009

Service cost	$195	$157	$390	$315
Interest cost	626	558	1,252	1,115
Amortization of unrecognized transitional assets	(6)	(7)	(12)	(13)
Recognized net actuarial loss	341	218	682	435
Amortization of prior service cost	(446)	(447)	(892)	(893)

Net periodic postretirement benefit cost	$710	$479	$1,420	$959

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The Company will match the first 3% of its employees’ contributions for 2010. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010. Based on the financial results of the first quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in Q2 2010. The total cost for this benefit in YTD 2010 and YTD 2009 was $4.5 million and $2.3 million, respectively.
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
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of July 4, 2010, The Coca-Cola Company had a 27.0% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis, representing 5.2% of the total votes of the Company’s Common Stock and Class B Common Stock voting together as a single class.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2010	2009

Payments by the Company for concentrate, syrup, sweetener and other purchases	$198.9	$176.9
Marketing funding support payments to the Company	22.1	22.8

Payments by the Company net of marketing funding support	$176.8	$154.1

Payments by the Company for customer marketing programs	$26.2	$25.2
Payments by the Company for cold drink equipment parts	4.1	3.4
Fountain delivery and equipment repair fees paid to the Company	4.9	5.8
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.2	2.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	.9	—
Sales of finished products to The Coca-Cola Company	—	1.1

The Company has a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $24.4 million and $26.5 million in YTD 2010 and YTD 2009, respectively. Purchases from CCE under this arrangement were $9.2 million and $6.4 million in YTD 2010 and YTD 2009, respectively. In addition, CCE began distributing one of the Company’s own brands (Tum-E Yummies) in the first quarter of 2010. Total sales to CCE for this brand were $7.9 million in YTD 2010.
The Coca-Cola Company has significant equity interests in the Company and CCE. The Coca-Cola Company has announced an agreement to acquire the North American operations of CCE.
Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.4 million and $.2 million in YTD 2010 and YTD 2009, respectively.
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $67.7 million and $65.0 million in YTD 2010 and YTD 2009, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.8 million in YTD 2010 and $.6 million in YTD 2009. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $22.3 million as of July 4, 2010. The Company has not recorded any liability associated

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in SAC was $5.6 million as of July 4, 2010, January 3, 2010 and June 28, 2009.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $36.0 million in YTD 2010 and $33.7 million in YTD 2009. In connection with its participation in Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $18.2 million as of July 4, 2010. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in one of these entities, Southeastern, was $15.7 million, $13.2 million and $13.3 million as of July 4, 2010, January 3, 2010 and June 28, 2009, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other-than temporary. No impairment of the Company’s investments in cooperatives has been identified as of July 4, 2010 nor was there any impairment in 2009 or 2008.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. The current lease was to expire on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms to begin January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of July 4, 2010 was $28.1 million. Rental payments related to this lease were $1.6 million and $1.7 million in YTD 2010 and YTD 2009, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of July 4, 2010 was $30.0 million. Rental payments related to the lease were $1.9 million in both YTD 2010 and YTD 2009.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
20. Net Sales by Product Category
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2010	2009	2010	2009

Bottle/can sales:
Sparkling beverages (including energy products)	$281,001	$256,744	$523,707	$492,199
Still beverages	64,936	58,533	106,808	104,450

Total bottle/can sales	345,937	315,277	630,515	596,649

Other sales:
Sales to other Coca-Cola bottlers	37,023	35,478	70,684	66,611
Post-mix and other	34,401	26,994	63,660	50,750

Total other sales	71,424	62,472	134,344	117,361

Total net sales	$417,361	$377,749	$764,859	$714,010

Sparkling beverages are carbonated beverages while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2010	2009	2010	2009

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$12,043	$12,187	$16,703	$20,718
Less dividends:
Common Stock	1,785	1,785	3,571	3,499
Class B Common Stock	511	505	1,016	1,082

Total undistributed earnings	$9,747	$9,897	$12,116	$16,137

Common Stock undistributed earnings — basic	$7,578	$7,713	$9,428	$12,326
Class B Common Stock undistributed earnings — basic	2,169	2,184	2,688	3,811

Total undistributed earnings — basic	$9,747	$9,897	$12,116	$16,137

Common Stock undistributed earnings — diluted	$7,545	$7,680	$9,387	$12,291
Class B Common Stock undistributed earnings — diluted	2,202	2,217	2,729	3,846

Total undistributed earnings — diluted	$9,747	$9,897	$12,116	$16,137

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,499
Common Stock undistributed earnings — basic	7,578	7,713	9,428	12,326

Numerator for basic net income per Common Stock share	$9,363	$9,498	$12,999	$15,825

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$511	$505	$1,016	$1,082
Class B Common Stock undistributed earnings — basic	2,169	2,184	2,688	3,811

Numerator for basic net income per Class B Common Stock share	$2,680	$2,689	$3,704	$4,893

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2010	2009	2010	2009

Numerator for diluted net income per
Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,499
Dividends on Class B Common Stock assumed converted to Common Stock	511	505	1,016	1,082
Common Stock undistributed earnings — diluted	9,747	9,897	12,116	16,137

Numerator for diluted net income per
Common Stock share	$12,043	$12,187	$16,703	$20,718

Numerator for diluted net income per Class B
Common Stock share:
Dividends on Class B Common Stock	$511	$505	$1,016	$1,082
Class B Common Stock undistributed earnings — diluted	2,202	2,217	2,729	3,846

Numerator for diluted net income per
Class B Common Stock share	$2,713	$2,722	$3,745	$4,928

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2010	2009	2010	2009

Denominator for basic net income per
Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141	7,141	6,999
Class B Common Stock weighted average shares outstanding — basic	2,044	2,022	2,036	2,164

Denominator for diluted net income per
Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,225	9,203	9,217	9,189
Class B Common Stock weighted average shares outstanding — diluted	2,084	2,062	2,076	2,190

Basic net income per share:
Common Stock	$1.31	$1.33	$1.82	$2.26

Class B Common Stock	$1.31	$1.33	$1.82	$2.26

Diluted net income per share:
Common Stock	$1.31	$1.32	$1.81	$2.25

Class B Common Stock	$1.30	$1.32	$1.80	$2.25

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 88% of the Company’s YTD 2010 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s YTD 2010 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.
The Coca-Cola Company recently announced an agreement to acquire the North American operations of CCE, and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is unknown whether the transactions will have a material impact on the Company’s business and financial results.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2010, approximately 70% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 30% was sold for immediate consumption. During YTD 2009, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 26% and 10%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2010. Wal-Mart Stores, Inc. and Food Lion, LLC accounted for approximately 19% and 11%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2009. Wal-Mart Stores, Inc. accounted for 18% of the Company’s total net sales during YTD 2010. Wal-Mart Stores, Inc. accounted for 15% of the Company’s total net sales during YTD 2009.
The Company obtains all of its aluminum cans from two domestic suppliers. The Company currently obtains all of its plastic bottles from two domestic entities. See Note 14 and Note 19 to the consolidated financial statements for additional information.
The Company is exposed to price risk on such commodities as aluminum, corn and resin which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on crude oil which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate.
Certain liabilities of the Company are subject to risk due to changes in both long-term and short-term interest rates. These liabilities include floating rate debt, leases, retirement benefit obligations and the Company’s pension liability.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining contract covering approximately .5% of the Company’s employees will expire during the second half of 2010. One collective bargaining contract covering approximately .5% of the Company’s employees expired in the first quarter of 2010 and the Company entered into a new agreement during the first quarter of 2010.
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
In Thousands	2010	2009

Accounts receivable, trade, net	$(40,307)	$(4,122)
Accounts receivable from The Coca-Cola Company	(16,788)	(19,267)
Accounts receivable, other	(1,088)	(2,586)
Inventories	(14,433)	(11,888)
Prepaid expenses and other current assets	4,407	(11,658)
Accounts payable, trade	6,812	460
Accounts payable to The Coca-Cola Company	24,693	14,743
Other accrued liabilities	13,652	30,503
Accrued compensation	(7,572)	(4,484)
Accrued interest payable	1	(688)

Increase in current assets less current liabilities	$(30,623)	$(8,987)

Non-cash activity
Additions to property, plant and equipment of $3.3 million have been accrued but not paid and are recorded in accounts payable, trade as of July 4, 2010. Of that amount, $1.2 million was related to the Nashville flood damage.
Additions to property, plant and equipment included $1.5 million for a trade-in allowance on manufacturing equipment in YTD 2010.
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
In January 2010, the FASB issued new guidance that clarifies the decrease-in-ownership of subsidiaries provisions of GAAP. The new guidance clarifies to which subsidiaries the decrease-in-ownership provision of Accounting Standards Codification 810-10 apply. The new guidance was effective for the Company in the first quarter of 2010. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for the Company in the first quarter of 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the Level 3 requirements of the new guidance effective in the first quarter of 2011 to have a material impact on the Company’s consolidated financial statements.

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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the second quarter of 2010 (“Q2 2010”) and the first half of 2010 (“YTD 2010”) and changes from the second quarter of 2009 (“Q2 2009”) and the first half of 2009 (“YTD 2009”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q2 2010 and YTD 2010 compared to Q2 2009 and YTD 2009.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q2 2010 compared to year-end 2009 and the end of Q2 2009 as presented in the consolidated financial statements.

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
During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $.8 million for the excess of insurance proceeds received as compared to the net book value of production equipment damaged as a result of the flood. In Q2 2010, the Company recorded a receivable of $6.2 million for insured losses of which $1.5 million has already been paid as of Q2 2010. The Company does not expect to incur any significant expenses related to the Nashville area flood for the remainder of 2010.
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
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by volume growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 83% of the Company’s YTD 2010 bottle/can net sales.
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
The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2010, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.
The Coca-Cola Company recently announced an agreement to acquire the North American operations of Coca-Cola Enterprises Inc. (“CCE”), and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is unknown whether the transactions will have a material impact on the Company’s business and financial results.
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2010	2009	2010	2009

Bottle/can sales:
Sparkling beverages (including energy products)	$281,001	$256,744	$523,707	$492,199
Still beverages	64,936	58,533	106,808	104,450

Total bottle/can sales	345,937	315,277	630,515	596,649

Other sales:
Sales to other Coca-Cola bottlers	37,023	35,478	70,684	66,611
Post-mix and other	34,401	26,994	63,660	50,750

Total other sales	71,424	62,472	134,344	117,361

Total net sales	$417,361	$377,749	$764,859	$714,010

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
The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze tea and diet Country Breeze tea. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that may include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusively licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $92.6 million and $92.0 million in YTD 2010 and YTD 2009, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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

Overview of Operations and Financial Condition
The following items affect the comparability of the financial results presented below:
Q2 2010 and YTD 2010

•	a $1.1 million and a $1.4 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program in Q2 2010 and YTD 2010, respectively;

•	a $6.7 million and a $6.2 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging program in Q2 2010 and YTD 2010, respectively;

•	a $.8 million pre-tax favorable adjustment to cost of sales related to the gain on the replacement of flood damaged production equipment in Q2 2010;

•	a $.2 million pre-tax unfavorable adjustment to S,D&A expenses related to the loss recorded on the disposal of uninsured vending equipment from the Nashville area flood in Q2 2010; and

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to Medicare Part D subsidy in the first quarter of 2010.

Q2 2009 and YTD 2009

•	a $1.7 million and a $3.4 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 and 2009 fuel hedging program in Q2 2009 and YTD 2009, respectively;

•
a $3.2 million and a $3.9 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging program in Q2 2009 and YTD 2009, respectively; and

•	a $1.7 million favorable adjustment to income tax expense related to the agreement with a state tax authority to settle certain tax positions in the first quarter of 2009.
The following overview provides a summary of key information concerning the Company’s financial results for Q2 2010 and YTD 2010 compared to Q2 2009 and YTD 2009.

	Second Quarter			%
In Thousands (Except Per Share Data)	2010	2009	Change	Change

Net sales	$417,361	$377,749	$39,612	10.5
Gross margin	168,008	160,127	7,881	4.9
S,D&A expenses	138,190	129,449	8,741	6.8
Income from operations	29,818	30,678	(860)	(2.8)
Interest expense, net	8,802	9,935	(1,133)	(11.4)
Income before income taxes	21,016	20,743	273	1.3
Income tax expense	7,612	7,825	(213)	(2.7)
Net income	13,404	12,918	486	3.8
Net income attributable to the Company	12,043	12,187	(144)	(1.2)
Basic net income per share:
Common Stock	$1.31	$1.33	$(.02)	(1.5)
Class B Common Stock	$1.31	$1.33	$(.02)	(1.5)
Diluted net income per share:
Common Stock	$1.31	$1.32	$(.01)	(0.8)
Class B Common Stock	$1.30	$1.32	$(.02)	(1.5)

	First Half			%
In Thousands (Except Per Share Data)	2010	2009	Change	Change

Net sales	$764,859	$714,010	$50,849	7.1
Gross margin	314,711	307,256	7,455	2.4
S,D&A expenses	267,234	255,437	11,797	4.6
Income from operations	47,477	51,819	(4,342)	(8.4)
Interest expense, net	17,612	19,193	(1,581)	(8.2)
Income before income taxes	29,865	32,626	(2,761)	(8.5)
Income tax expense	11,326	10,885	441	4.1
Net income	18,539	21,741	(3,202)	(14.7)
Net income attributable to the Company	16,703	20,718	(4,015)	(19.4)
Basic net income per share:
Common Stock	$1.82	$2.26	$(.44)	(19.5)
Class B Common Stock	$1.82	$2.26	$(.44)	(19.5)
Diluted net income per share:
Common Stock	$1.81	$2.25	$(.44)	(19.6)
Class B Common Stock	$1.80	$2.25	$(.45)	(20.0)
The Company’s net sales increased 10.5% in Q2 2010 compared to Q2 2009. The increase in net sales was primarily due to a 14% increase in bottle/can volume and a $6.1 million increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies) partially offset by a 3.8% decrease in average sales price per bottle/can unit. The Company’s net sales increased 7.1% in YTD 2010 compared to YTD 2009. The increase in net sales was primarily due to a 9.9% increase in bottle/can volume and a $10.8 million increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies) partially offset by a 3.8% decrease in average sales price per bottle/can unit. The increases in bottle/can volume were primarily due to an increase in volume in all product categories except energy products. The decreases in average sales price per bottle/can unit were primarily due to decreased sales prices in all product categories and a change in product mix primarily due to increased sales of future consumption 12-ounce cans which have a lower sales price per unit compared to immediate consumption products. The increases in sales of the Company’s own brand portfolio were primarily due to CCE’s distribution of the Company’s Tum-E Yummies product beginning in the first quarter of 2010.
Gross margin dollars increased 4.9% in Q2 2010 compared to Q2 2009. The Company’s gross margin percentage decreased to 40.3% for Q2 2010 from 42.4% for Q2 2009. Gross margin dollars increased 2.4% in YTD 2010 compared to YTD 2009. The Company’s gross margin percentage decreased to 41.1% for YTD 2010 from 43.0% in YTD 2009. The decreases in gross margin percentage were primarily due to lower sales prices per bottle/can unit and increased costs due to the Company’s aluminum hedging program.
S,D&A expenses increased 6.8% in Q2 2010 from Q2 2009 and increased 4.6% in YTD 2010 compared to YTD 2009. The increase in S,D&A expenses in Q2 2010 from Q2 2009 was primarily attributable to an increase in employee costs related to an auto allowance program, an increase in employee salaries (including bonus and incentive expense) and an increase in fuel costs offset partially by a decrease in depreciation expense, a decrease in employee benefit costs and a decrease in property and casualty insurance expense. The increase in S,D&A expenses in YTD 2010 from YTD 2009 was primarily attributable to an increase in employee costs related to the auto allowance program, an increase in employee salaries (including bonus and incentive expense) and an increase in fuel costs offset partially by a decrease in bad debt expense, a decrease in depreciation expense, a decrease in employee benefit costs and a decrease in property and casualty insurance expense.

Net interest expense decreased 11.4% in Q2 2010 compared to Q2 2009 and decreased 8.2% in YTD 2010 compared to YTD 2009. The decreases were due to lower debt borrowing levels. The Company’s overall weighted average interest rate increased to 5.8% during YTD 2010 from 5.7% during YTD 2009.
Net debt and capital lease obligations were summarized as follows:

	July 4,	Jan. 3,	June 28,
In Thousands	2010	2010	2009

Debt	$542,988	$537,917	$580,288
Capital lease obligations	61,217	63,107	64,891

Total debt and capital lease obligations	604,205	601,024	645,179
Less: Cash and cash equivalents	17,801	22,270	37,953

Total net debt and capital lease obligations (1)	$586,404	$578,754	$607,226

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
The Company did not make changes in any critical accounting policies during YTD 2010. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
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
In January 2010, the FASB issued new guidance that clarifies the decrease-in-ownership of subsidiaries provisions of generally accepted accounting principles (GAAP). The new guidance clarifies to which subsidiaries the decrease-in-ownership provision of Accounting Standards Codification 810-10 apply. The new guidance was effective for the Company in the first quarter of 2010. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for the Company in the first quarter of 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the Level 3 requirements of the new guidance effective in the first quarter of 2011 to have a material impact on the Company’s consolidated financial statements.
Results of Operations
Q2 2010 Compared to Q2 2009 and YTD 2010 Compared to YTD 2009
Net Sales
Net sales increased $39.6 million, or 10.5%, to $417.4 million in Q2 2010 compared to $377.7 million in Q2 2009. Net sales increased $50.8 million, or 7.1% to $764.9 million in YTD 2010 compared to $714.0 million in YTD 2009.
The increase in net sales was a result of the following:

Q2 2010	Attributable to:
(In Millions)
$44.0	14.0% increase in bottle/can volume primarily due to a volume increase in all product categories except energy products
(13.3)
3.8% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories and a change in product mix primarily due to a higher percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products

6.1	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.2	3.3% increase in sales price per unit to other Coca-Cola bottlers
1.6	Other

$39.6	Total increase in net sales

YTD 2010	Attributable to:
(In Millions)
$56.8	9.9% increase in bottle/can volume primarily due to a volume increase in all product categories except energy products
(23.0)
3.8% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories and a change in product mix primarily due to a higher percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products

10.8	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
2.8	4.2% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
1.3	1.9% increase in sales price per unit to other Coca-Cola bottlers
2.1	Other

$50.8	Total increase in net sales

Bottle/can volume in both Q2 2010 and YTD 2010 was impacted by Q2 2010 including the July 4th holiday weekend while Q2 2009 ended on June 28, 2009 and a promotion during Q2 2010 by the Company’s largest customer, Wal-Mart Stores, Inc., at its supercenter stores. Wal-Mart Stores, Inc.’s supercenter stores had a promotion on 24-pack 12-ounce cans during all of Q2 2010 which increased overall 12-ounce can sales volume and overall bottle/can volume. The promotion ended on July 4, 2010.
In YTD 2010, the Company’s bottle/can sales to retail customers accounted for 82.4% of the Company’s total net sales compared to 83.6% in YTD 2009. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The decrease in the Company’s bottle/can net pricing per unit in Q2 2010 and YTD 2010 compared to Q2 2009 and YTD 2009 was primarily due to sales price decreases in all product categories and a change in product mix primarily due to increased sales of future consumption 12-ounce cans which have a lower sales price per unit compared to immediate consumption products.
The increase in sales of the Company’s own brand portfolio in Q2 2010 and YTD 2010 compared to Q2 2009 and YTD 2009 was primarily due to CCE beginning distribution of Tum-E Yummies in the first quarter of 2010.
Product category sales volume in Q2 2010 and Q2 2009 and YTD 2010 and YTD 2009 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2010	Q2 2009	% Increase
Sparkling beverages (including energy products)	83.8%	85.1%	12.2
Still beverages	16.2%	14.9%	24.3

Total bottle/can sales volume	100.0%	100.0%	14.0

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2010	YTD 2009	% Increase
Sparkling beverages (including energy products)	85.5%	85.7%	9.6
Still beverages	14.5%	14.3%	11.4

Total bottle/can sales volume	100.0%	100.0%	9.9

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2010, approximately 70% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 30% was sold for immediate consumption. During YTD 2009, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 26% of the Company’s total bottle/can volume during YTD 2010. Wal-Mart Stores, Inc. accounted for approximately 19% of the Company’s total bottle/can volume during YTD 2009. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can volume during YTD 2010. Food Lion, LLC accounted for approximately 11% of the Company’s total bottle/can volume during YTD 2009. All of the Company’s beverage sales are to customers in the United States.
The Company recorded delivery fees in net sales of $3.8 million and $3.9 million in YTD 2010 and YTD 2009, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 14.6%, or $31.7 million, to $249.4 million in Q2 2010 compared to $217.6 million in Q2 2009. Cost of sales increased 10.7%, or $43.4 million, to $450.1 million in YTD 2010 compared to $406.8 million in YTD 2009.
The increase in cost of sales was principally attributable to the following:

Q2 2010	Attributable to:
(In Millions)
$25.7	14.0% increase in bottle/can volume primarily due to a volume increase in all product categories except energy products
(10.7)	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
9.4	Increase in cost due to the Company’s aluminum hedging program
4.4	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.2	Decrease in marketing funding support received primarily from The Coca-Cola Company
(0.8)	Gain on the replacement of flood damaged production equipment
2.5	Other

$31.7	Total increase in cost of sales

YTD 2010	Attributable to:
(In Millions)
$32.7	9.9% increase in bottle/can volume primarily due to a volume increase in all product categories except energy products
(11.7)	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
9.6	Increase in cost due to the Company’s aluminum hedging program
7.6	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
2.6	4.2% increase in sales volume to other Coca-Cola bottlers primarily due to a volume increase in still beverages
(0.8)	Gain on the replacement of flood damaged production equipment
0.2	Decrease in marketing funding support received primarily from The Coca-Cola Company
3.2	Other

$43.4	Total increase in cost of sales

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
The Company’s production facility located in Nashville, Tennessee was damaged by a flood in May 2010. The Company recorded a gain of $.8 million from the replacement of production equipment damaged by the flood. The gain was based on replacement value insurance coverage that exceeded the net book value of the damaged production equipment.
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $14.1 million for Q2 2010 compared to $15.3 million for Q2 2009. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $26.5 million for YTD 2010 compared to $26.7 million for YTD 2009.
Gross Margin
Gross margin dollars increased 4.9%, or $7.9 million, to $168.0 million in Q2 2010 compared to $160.1 million in Q2 2009. Gross margin as a percentage of net sales decreased to 40.3% for Q2 2010 from 42.4% for Q2 2009. Gross margin dollars increased 2.4% or $7.4 million, to $314.7 million in YTD 2010 compared to $307.3 million in YTD 2009. Gross margin as a percentage of net sales decreased to 41.1% for YTD 2010 from 43.0% in YTD 2009.

The increase in gross margin dollars was primarily the result of the following:

Q2 2010	Attributable to:
(In Millions)
$18.3	14.0% increase in bottle/can volume primarily due to a volume increase in all product categories except energy products
(13.3)
3.8% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories and a change in product mix primarily due to a higher percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products

10.7	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
(9.4)	Increase in cost due to the Company’s aluminum hedging program
1.7	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(1.2)	Decrease in marketing funding support received primarily from The Coca-Cola Company
1.2	3.3% increase in sales price per unit to other Coca-Cola bottlers
0.8	Gain on the replacement of flood damaged production equipment
(0.9)	Other

$7.9	Total increase in gross margin

YTD 2010	Attributable to:
(In Millions)
$24.1	9.9% increase in bottle/can volume primarily due to a volume increase in all product categories except energy products
(23.0)
3.8% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories and a change in product mix primarily due to a higher percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products

11.7	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
(9.6)	Increase in cost due to the Company’s aluminum hedging program
3.2	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.3	1.9% increase in sales price per unit to other Coca-Cola bottlers
0.8	Gain on the replacement of flood damaged production equipment
(0.2)	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.2	4.2% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
(1.1)	Other

$7.4	Total increase in gross margin

The decrease in gross margin percentage was primarily due to lower sales price per bottle/can unit and increased costs due to the Company’s aluminum hedging program.
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
S,D&A expenses increased by $8.7 million, or 6.8%, to $138.2 million in Q2 2010 from $129.4 million in Q2 2009. S,D&A expenses as a percentage of net sales decreased from 34.3% in Q2 2009 to 33.1% in Q2 2010. S,D&A expenses increased by $11.8 million, or 4.6%, to $267.2 million in YTD 2010 from $255.4 million in YTD 2009. S,D&A expenses as a percentage of net sales decreased from 35.8% in YTD 2009 to 34.9% in YTD 2010.
The increase in S,D&A expenses was primarily due to the following:

Q2 2010	Attributable to:
(In Millions)
$3.0	Increase in employee salaries including bonus and incentive expense
2.7	Increase in fuel costs due to the mark-to-market adjustment on fuel hedging ($1.7 million gain in Q2 2009 as compared to $1.1 million loss in Q2 2010)
2.7	Payments to employees participating in the Company’s auto allowance program (program implemented in phases beginning in the second quarter of 2009)
(1.8)	Decrease in employee benefit costs primarily due to decreased pension and group insurance expense
(1.1)	Decrease in property and casualty insurance expense
(1.0)	Decrease in depreciation expense primarily due to new auto allowance program
4.2	Other

$8.7	Total increase in S,D&A expenses

YTD 2010	Attributable to:
(In Millions)
$5.3	Payments to employees participating in the Company’s auto allowance program (program implemented in phases beginning in the second quarter of 2009)
4.5	Increase in fuel costs due to the mark-to-market adjustment on fuel hedging ($3.4 million gain in YTD 2009 as compared to $1.4 million loss in YTD 2010)
3.5	Increase in employee salaries including bonus and incentive expense
(2.5)	Decrease in bad debt expense due to improvement in customer trade receivables
(2.4)	Decrease in employee benefit costs primarily due to decreased pension and group insurance expense
(1.5)	Decrease in depreciation expense primarily due to new auto allowance program
(1.5)	Decrease in property and casualty insurance expense
1.5	Increase in professional fees primarily due to consulting project support
4.9	Other

$11.8	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $92.6 million and $92.0 million in YTD 2010 and YTD 2009, respectively.
The net impact of the Company’s fuel hedging program was to increase fuel costs by $1.4 million in YTD 2010 and decrease fuel costs by $2.6 million in YTD 2009.
Primarily due to the performance of the Company’s pension plan investments during 2009, the Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by

$1.2 million from $2.5 million in Q2 2009 to $1.3 million in Q2 2010 and by $2.3 million from $4.9 million in YTD 2009 to $2.6 million in YTD 2010.
The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintained the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. The Company subsequently decided to match the first 5% of its employees’ contributions (consistent with the first quarter of 2009 matching contribution percentage) for the entire year of 2009. The Company will match the first 3% of its employees’ contributions for 2010. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010. Based on the financial results of the first quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in Q2 2010.
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
Interest Expense
Net interest expense decreased 11.4%, or $1.1 million, in Q2 2010 compared to Q2 2009 and 8.2%, or $1.6 million, in YTD 2010 compared to YTD 2009. The decrease in interest expense was due to lower debt borrowing levels. The Company’s overall weighted average interest rate increased to 5.8% during YTD 2010 from 5.7% during YTD 2009. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2010 and YTD 2009 was 37.9% and 33.4%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2010 and YTD 2009 was 40.4% and 34.4%, respectively. The increase in the effective tax rate for YTD 2010 resulted primarily from an adjustment to the reserve for uncertain tax positions and the elimination of the tax deduction associated with Medicare Part D subsidy as required by the PPACA enacted on March 23, 2010 and the Reconciliation Act enacted on March 30, 2010. As a result, during YTD 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies.
In the first quarter of 2009, the Company reached an agreement with a taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense in YTD 2009 of approximately $1.7 million. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2010 is dependent upon the results of operations and may change if the results in 2010 are different from current expectations.
Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $1.8 million in YTD 2010 compared to $1.0 million in YTD 2009 related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition
Total assets of $1.3 billion at July 4, 2010 increased from January 3, 2010 primarily due to increases in accounts receivable and inventories offset by a decrease in property, plant and equipment, net. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years.
Net working capital, defined as current assets less current liabilities, increased by $26.5 million to $94.8 million at July 4, 2010 from January 3, 2010 and increased by $8.6 million at July 4, 2010 from June 28, 2009.
Significant changes in net working capital from January 3, 2010 were as follows:
•	An increase in accounts receivable, trade of $40.3 million primarily due to the holiday promotion at the end of Q2 2010 and the 24-pack 12-ounce can promotion by Wal-Mart Stores, Inc during Q2 2010.

•	An increase in inventories of $13.0 million due primarily to seasonal increase.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $16.8 million and $24.7 million, respectively, primarily due to the timing of payments.

•	An increase in accounts payable, trade of $10.2 million primarily due to higher inventory levels.

•	A decrease in accrued compensation of $8.0 million due primarily to the payment of bonuses in March 2010.

•	An increase in current portion of debt of $5.0 million due to the Company’s borrowing on an uncommitted line of credit.
Significant changes in net working capital from June 28, 2009 were as follows:
•	A decrease in cash and cash equivalents of $19.2 million primarily due to the payment of long-term debt in July of 2009.

•
An increase in accounts receivable, trade of $29.1 million primarily due to the holiday promotion at the end of Q2 2010 (with the corresponding holiday promotion for 2009 occurring at the beginning of the third quarter) and the 24-pack 12-ounce can promotion by Wal-Mart Stores, Inc during Q2 2010.

•
A decrease in inventories of $5.3 million due primarily to a seasonal increase for the holiday promotion at the end of Q2 2010 (with the corresponding holiday promotion for 2009 occurring at the beginning of the third quarter).

•	A decrease in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $1.8 million and $2.5 million, respectively, primarily due to the timing of payments.

•	A decrease in other accrued liabilities of $11.2 million primarily due to the timing of payments.
Debt and capital lease obligations were $604.2 million as of July 4, 2010 compared to $601.0 million as of January 3, 2010 and $645.2 million as of June 28, 2009. Debt and capital lease obligations as of July 4, 2010 included $61.2 million of capital lease obligations related primarily to Company facilities.
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

As of July 4, 2010, the Company had $185 million available under its $200 million revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants and has been throughout 2010.
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
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of July 4, 2010, $538.0 million of the Company’s total outstanding balance of debt and capital lease obligations of $604.2 million was financed through the Company’s $200 million credit facility and publicly offered debt. The Company had capital lease obligations of $61.2 million as of July 4, 2010. There were $15.0 million outstanding on the $200 million facility and $5.0 million outstanding on the line of credit as of July 4, 2010.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments and income tax payments.

A summary of activity for YTD 2010 and YTD 2009 follows:

	First Half
In Millions	2010	2009

Cash Sources
Cash provided by operating activities (excluding income tax payments)	$19.8	$34.8
Proceeds from reduction of restricted cash	1.0	—
Proceeds from lines of credit, net	5.0	—
Proceeds from issuance of debt	—	108.0
Proceeds from the sale of property, plant and equipment	1.3	.4

Total cash sources	$27.1	$143.2

Cash Uses
Capital expenditures	$16.5	$17.2
Payment of debt and capital lease obligations	1.9	120.7
Investment in restricted cash	—	4.5
Debt issuance costs	—	1.0
Dividends	4.6	4.6
Income tax payments	7.5	6.7
Other	.1	.5

Total cash uses	$30.6	$155.2

Decrease in cash	$(3.5)	$(12.0)

Investing Activities
Additions to property, plant and equipment during YTD 2010 were $21.3 million of which $3.3 million were accrued in accounts payable, trade as unpaid including $1.2 million related to the Nashville flood damage and $1.5 million was a trade-in allowance on manufacturing equipment. This compared to $17.2 million in total additions to property, plant and equipment during YTD 2009. Capital expenditures during YTD 2010 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2010 will be in the range of $50 million to $60 million. Additions to property, plant and equipment during 2009 were $55.0 million of which $11.6 million were accrued in accounts payable, trade as unpaid. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into a $200 million facility replacing its $100 million revolving credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will restrict its liquidity or capital resources. On July 1, 2009, the Company borrowed $55 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.2% Debentures due 2009. On both July 4, 2010 and January 3, 2010, the Company had $15.0 million outstanding under the $200 million facility. There were no amounts outstanding under the $200 million facility at June 28, 2009.
In April 2009, the Company issued $110 million of 7% Senior Notes due 2019. The proceeds plus cash on hand were used on May 1, 2009 to repay at maturity the $119.3 million outstanding 6.375% Debentures due 2009.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days. On July 4, 2010, the Company had $5.0 million outstanding under the uncommitted line of credit, which was classified as current in the consolidated balance sheets.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.
At July 4, 2010, the Company’s credit ratings were as follows:

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
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $40.5 million of debt and related lease obligations for these entities as of July 4, 2010. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of July 4, 2010, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.8 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of July 4, 2010:

	Payments Due by Period
		July 2010-	July 2011-	July 2013-	After
In Thousands	Total	June 2011	June 2013	June 2015	June 2015

Contractual obligations:
Total debt, net of interest	$542,988	$5,000	$165,000	$100,000	$272,988
Capital lease obligations, net of interest	61,217	3,856	8,225	9,651	39,485
Estimated interest on long-term debt and capital lease obligations (1)	187,167	32,965	60,348	47,661	46,193
Purchase obligations (2)	349,151	89,145	178,290	81,716	—
Other long-term liabilities (3)	108,457	9,401	16,981	12,878	69,197
Operating leases	19,829	3,982	5,146	3,235	7,466
Long-term contractual arrangements (4)	19,574	6,674	9,763	2,901	236
Postretirement obligations	45,228	2,719	5,445	5,871	31,193
Purchase orders (5)	31,644	31,644	—	—	—

Total contractual obligations	$1,365,255	$185,386	$449,198	$263,913	$466,758

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $5.9 million of uncertain tax positions including accrued interest as of July 4, 2010 (excluded in other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $3.8 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect the change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of July 4, 2010, the Company has $24.2 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company contributed $1.1 million to its Company-sponsored pension plans in YTD 2010. Based on information currently available, the Company anticipates cash contributions during the remainder of 2010 will be approximately $5.4 million. Postretirement medical care payments are expected to be approximately $2.5 million in 2010. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.6 million and $1.5 million during YTD 2010 and in YTD 2009, respectively.
The weighted average interest rate of the Company’s debt and capital lease obligations was 5.7% as of July 4, 2010 compared to 5.6% as of January 3, 2010, and 5.7% as of June 28, 2009. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.8% in YTD 2010 from 5.7% in YTD 2009. Approximately 8% of the Company’s debt and capital lease obligations of $604.2 million as of July 4, 2010 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
Fuel Hedging
The Company used derivative instruments to hedge substantially all of the projected diesel fuel purchases for 2010 and 2009. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.
The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.
In October 2008, the Company entered into derivative contracts to hedge substantially all of its projected diesel fuel purchases for 2009 establishing an upper and lower limit on the Company’s price of diesel fuel.
In February 2009, the Company entered into derivative contracts to hedge substantially all of its projected diesel purchases for 2010 establishing an upper limit on the Company’s price of diesel fuel.
The net impact of the Company’s fuel hedging program was to increase fuel costs by $1.4 million in YTD 2010 and decrease fuel costs by $2.6 million in YTD 2009.
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
During Q2 2009, the Company entered into derivative contracts to hedge approximately 75% of the projected 2011 aluminum purchase requirements.
The net impact of the Company’s aluminum hedging program was to increase cost of sales by $5.7 million in YTD 2010 and decrease cost of sales by $3.9 million in YTD 2009.

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of July 4, 2010;

•	the Company’s belief that cash contributions in 2010 to its two Company-sponsored pension plans will be approximately $6.5 million;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $2.5 million in 2010;

•	the Company’s expectation that additions to property, plant and equipment in 2010 will be in the range of $50 million to $60 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $27 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue; and

•	the Company’s expectation that uncertain tax positions may change over the next 12 months as a result of tax audits but will not have a significant impact on the consolidated financial statements.
These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part II, Item 1A. of this Form 10-Q and in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of July 4, 2010. The Company has historically maintained between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this has been the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 8.0% of the Company’s debt and capital lease obligations of $604.2 million as of July 4, 2010 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of July 4, 2010, interest expense for the following twelve months would increase by approximately $.3 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt and variable rate leases. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $27 million assuming no change in volume.
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
At the end of the first quarter of 2009, the Company began using derivative instruments to hedge approximately 75% of the projected 2010 aluminum purchase requirements. During Q2 2009, the Company entered into derivative contracts to hedge approximately 75% of the projected 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended July 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On March 23, 2010 the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”), was also signed into law. The PPACA and the Reconciliation Act, when taken together, represent comprehensive healthcare reform legislation that will likely affect the cost associated with providing employer-sponsored medical plans. At this point, the Company is in the process of determining the impact this legislation will have on the Company’s employer-sponsored medical plans. Additionally, the PPACA and the Reconciliation Act include provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies.

Item 6. Exhibits.

Exhibit
Number	Description

4.1	Third Amended and Restated Promissory Note, dated as of June 16, 2010, by and between the Company and Piedmont Coca-Cola Bottling Partnership (filed herewith).

4.2
Officers’ Certificate pursuant to Sections 102 and 301 of the Indenture, dated as of July 20, 1994, as supplemented and restated by the Supplemental Indenture dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes Due 2019 (filed herewith).

4.3
Resolutions adopted by certain committees of the board of directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes Due 2019 (filed herewith).

4.4
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

10.1	U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent (filed herewith).

10.2	Form of Long-Term Performance Plan Bonus Award Agreement (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: August 13, 2010	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer

Date: August 13, 2010	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President, Controller and Chief Accounting Officer