Form 10-Q
period 2010-10-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2010-11-12
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,044,202

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2010
INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Changes in Equity	6

	Consolidated Statements of Cash Flows	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	59

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	60

Item 6.	Exhibits	61

	Signatures	62
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-12
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Net sales	$395,364	$374,556	$1,160,223	$1,088,566
Cost of sales	222,247	217,236	672,395	623,990

Gross margin	173,117	157,320	487,828	464,576
Selling, delivery and administrative expenses	139,455	131,024	406,689	386,461

Income from operations	33,662	26,296	81,139	78,115
Interest expense, net	8,841	8,866	26,453	28,059

Income before income taxes	24,821	17,430	54,686	50,056
Income tax expense	7,610	1,043	18,936	11,928

Net income	17,211	16,387	35,750	38,128
Less: Net income attributable to the noncontrolling interest	1,678	959	3,514	1,982

Net income attributable to Coca-Cola Bottling Co. Consolidated	$15,533	$15,428	$32,236	$36,146

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.69	$1.68	$3.51	$3.94

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,047

Class B Common Stock	$1.69	$1.68	$3.51	$3.94

Weighted average number of Class B Common Stock shares outstanding	2,044	2,022	2,039	2,117

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.68	$1.68	$3.50	$3.93

Weighted average number of Common Stock shares outstanding — assuming dilution	9,225	9,203	9,220	9,194

Class B Common Stock	$1.68	$1.67	$3.48	$3.92

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,084	2,062	2,079	2,147

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75
See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	Oct. 3,	Jan. 3,	Sept. 27,
	2010	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$30,424	$17,770	$25,062
Restricted cash	3,500	4,500	4,512
Accounts receivable, trade, less allowance for doubtful accounts of $1,261, $2,187 and $1,971, respectively	115,554	92,727	96,263
Accounts receivable from The Coca-Cola Company	20,165	4,109	17,460
Accounts receivable, other	23,382	17,005	17,015
Inventories	62,686	59,122	67,762
Prepaid expenses and other current assets	31,817	35,016	25,398

Total current assets	287,528	230,249	253,472

Property, plant and equipment, net	312,759	326,701	319,456
Leased property under capital leases, net	48,029	51,548	52,727
Other assets	40,645	46,508	46,001
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,983	5,350	5,489

Total	$1,316,665	$1,283,077	$1,299,866

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

	Unaudited		Unaudited
	Oct. 3,	Jan. 3,	Sept. 27,
	2010	2010	2009
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$—	$—	$—
Current portion of obligations under capital leases	3,861	3,846	3,759
Accounts payable, trade	38,377	36,794	32,597
Accounts payable to The Coca-Cola Company	43,394	27,880	43,601
Other accrued liabilities	65,119	61,978	64,208
Accrued compensation	26,385	25,963	23,195
Accrued interest payable	10,056	5,521	12,487

Total current liabilities	187,192	161,982	179,847

Deferred income taxes	158,359	158,548	142,239
Pension and postretirement benefit obligations	81,021	89,306	99,066
Other liabilities	108,417	106,968	103,788
Obligations under capital leases	56,386	59,261	60,247
Long-term debt	523,025	537,917	552,882

Total liabilities	1,114,400	1,113,982	1,138,069

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,672,316, 2,649,996 and 2,649,996 shares, respectively	2,671	2,649	2,649
Capital in excess of par value	104,758	103,464	103,562
Retained earnings	133,347	107,995	108,295
Accumulated other comprehensive loss	(43,779)	(46,767)	(54,038)

	207,201	177,545	170,672
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	145,947	116,291	109,418
Noncontrolling interest	56,318	52,804	52,379

Total equity	202,265	169,095	161,797

Total	$1,316,665	$1,283,077	$1,299,866

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity
Balance on Dec. 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706
Comprehensive income:
Net income				36,146			36,146	1,982	38,128
Foreign currency translation adjustments, net of tax					1		1		1
Pension and postretirement benefit adjustments, net of tax					3,834		3,834		3,834

Total comprehensive income							39,981	1,982	41,963
Cash dividends paid Common ($.75 per share)				(5,232)			(5,232)		(5,232)
Class B Common ($.75 per share)				(1,640)			(1,640)		(1,640)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on Sept. 27, 2009	$10,204	$2,649	$103,562	$108,295	$(54,038)	$(61,254)	$109,418	$52,379	$161,797

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095
Comprehensive income:
Net income				32,236			32,236	3,514	35,750
Ownership share of Southeastern OCI					39		39		39
Foreign currency translation adjustments, net of tax					(7)		(7)		(7)
Pension and postretirement benefit adjustments, net of tax					2,956		2,956		2,956

Total comprehensive income							35,224	3,514	38,738
Cash dividends paid Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,528)			(1,528)		(1,528)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316

Balance on Oct. 3, 2010	$10,204	$2,671	$104,758	$133,347	$(43,779)	$(61,254)	$145,947	$56,318	$202,265

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Nine Months
	2010	2009
Cash Flows from Operating Activities
Net income	$35,750	$38,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44,163	45,526
Amortization of intangibles	367	421
Deferred income taxes	2,188	6,470
Loss on sale of property, plant and equipment	1,211	767
Impairment of property, plant and equipment	425	—
Net gain on property, plant and equipment damaged in flood	(881)	—
Amortization of debt costs	1,760	1,811
Amortization of deferred gain related to terminated interest rate agreements	(907)	(1,770)
Stock compensation expense	1,588	1,464
Insurance proceeds received for flood damage	1,450	—
Increase in current assets less current liabilities	(22,043)	(13,063)
(Increase) decrease in other noncurrent assets	4,434	(12,606)
Decrease in other noncurrent liabilities	(5,368)	(8,813)
Other	(13)	1

Total adjustments	28,374	20,208

Net cash provided by operating activities	64,124	58,336

Cash Flows from Investing Activities
Additions to property, plant and equipment	(29,011)	(29,776)
Proceeds from the sale of property, plant and equipment	1,373	4,942
(Increase) decrease in restricted cash	1,000	(4,512)

Net cash used in investing activities	(26,638)	(29,346)

Cash Flows from Financing Activities
Proceeds from the issuance of long-term debt, net	—	108,062
Borrowings (repayments) under revolving credit facility	(15,000)	30,000
Repayment — current portion of long-term debt	—	(176,693)
Cash dividends paid	(6,884)	(6,872)
Payments for the termination of interest rate lock agreements	—	(340)
Principal payments on capital lease obligations	(2,860)	(2,364)
Debt issuance costs paid	—	(1,042)
Other	(88)	(86)

Net cash used in financing activities	(24,832)	(49,335)

Net increase (decrease) in cash	12,654	(20,345)
Cash at beginning of period	17,770	45,407

Cash at end of period	$30,424	$25,062

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,316	$1,130
Capital lease obligations incurred	—	660
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
Noncontrolling interest as of October 3, 2010, January 3, 2010 and September 27, 2009 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
Inventories were summarized as follows:

	Oct. 3,	Jan. 3,	Sept. 27,
In Thousands	2010	2010	2009

Finished products	$36,149	$33,686	$40,576
Manufacturing materials	8,284	8,275	7,968
Plastic shells, plastic pallets and other inventories	18,253	17,161	19,218

Total inventories	$62,686	$59,122	$67,762

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Oct. 3,	Jan. 3,	Sept. 27,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Land	$12,966	$12,671	$12,167
Buildings	117,131	111,314	110,059	10-50 years
Machinery and equipment	132,088	127,068	124,410	5-20 years
Transportation equipment	151,215	156,692	165,867	4-17 years
Furniture and fixtures	35,613	36,573	37,363	4-10 years
Cold drink dispensing equipment	314,352	312,079	309,727	6-15 years
Leasehold and land improvements	67,152	64,390	61,937	5-20 years
Software for internal use	68,449	65,290	65,022	3-10 years
Construction in progress	2,944	7,907	2,426

Total property, plant and equipment, at cost	901,910	893,984	888,978
Less: Accumulated depreciation and amortization	589,151	567,283	569,522

Property, plant and equipment, net	$312,759	$326,701	$319,456

Depreciation and amortization expense was $14.9 million and $15.1 million in the third quarter of 2010 (“Q3 2010”) and the third quarter of 2009 (“Q3 2009”), respectively. Depreciation and amortization expense was $44.2 million and $45.5 million in the first nine months of 2010 (“YTD 2010”) and the first nine months of 2009 (“YTD 2009”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	Oct. 3,	Jan. 3,	Sept. 27,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Leased property under capital leases	$76,877	$76,877	$76,877	3-20 years
Less: Accumulated amortization	28,848	25,329	24,150

Leased property under capital leases, net	$48,029	$51,548	$52,727

As of October 3, 2010, real estate represented $47.7 million of the leased property under capital leases and $46.2 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
The Company modified a related party lease and terminated a second lease in the first quarter of 2009 (“Q1 2009”). See Note 19 to the consolidated financial statements for additional information on the lease modification.
The Company’s outstanding lease obligations for these capital leases were $60.2 million, $63.1 million and $64.0 million as of October 3, 2010, January 3, 2010 and September 27, 2009, respectively.
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
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	Oct. 3,	Jan. 3,	Sept. 27,	Estimated
In Thousands	2010	2010	2009	Useful Lives

Other identifiable intangible assets	$8,665	$8,665	$8,665	1-20 years
Less: Accumulated amortization	3,682	3,315	3,176

Other identifiable intangible assets, net	$4,983	$5,350	$5,489

Other identifiable intangible assets primarily represent customer relationships and distribution rights.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	Oct. 3,	Jan. 3,	Sept. 27,
In Thousands	2010	2010	2009

Accrued marketing costs	$15,809	$9,738	$9,987
Accrued insurance costs	18,012	18,086	17,940
Accrued taxes (other than income taxes)	2,830	408	2,480
Accrued income taxes	—	—	3,000
Employee benefit plan accruals	10,985	12,015	12,126
Checks and transfers yet to be presented for payment from zero balance cash accounts	9,795	11,862	11,950
All other accrued liabilities	7,688	9,869	6,725

Total other accrued liabilities	$65,119	$61,978	$64,208

10. Debt
Debt was summarized as follows:

		Interest	Interest	Oct. 3,	Jan. 3,	Sept. 27,
In Thousands	Maturity	Rate	Paid	2010	2010	2009

Revolving Credit Facility	2012	—	Varies	$—	$15,000	$30,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,732)	(1,840)	(1,875)

				523,025	537,917	552,882
Less: Current portion of debt				—	—	—

Long-term debt				$523,025	$537,917	$552,882

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”), replacing its $100 million revolving credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2009, the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due July 2009. On October 3, 2010, the Company had no outstanding borrowings on the $200 million facility. The Company had $15 million and $30 million of outstanding borrowings on the $200 million facility as of January 3, 2010 and September 27, 2009, respectively.
In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019. The proceeds plus cash on hand were used to repay the $119.3 million debt maturity on May 1, 2009.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days. On October 3, 2010, the Company had no outstanding borrowings under the uncommitted line of credit.
The Company had a weighted average interest rate of 5.8%, 5.6% and 5.5% for its debt and capital lease obligations as of October 3, 2010, January 3, 2010 and September 27, 2009, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.9% for YTD 2010 compared to 5.7% for YTD 2009. As of October 3, 2010, approximately 4.8% of the Company’s debt and capital lease obligations of $583.3 million was subject to changes in short-term interest rates.
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company is amortizing the gain of $5.1 million over the remaining term of the underlying debt. During YTD 2010 and YTD 2009, $0.7 million and $1.0 million of the gain, respectively, was amortized. The remaining amount to be amortized is $2.7 million. All of the Company’s interest rate swap agreements were LIBOR-based.
The Company had no interest rate swap agreements outstanding at October 3, 2010, January 3, 2010 and September 27, 2009.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The Company used derivative instruments to hedge substantially all of the diesel fuel purchases for 2009 and is using derivative instruments to hedge substantially all of the diesel fuel purchases for 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. During the first quarter of 2009, the Company began using derivative instruments to hedge approximately 75% of the projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the projected 2011 aluminum purchase requirements.
The following summarizes Q3 2010 and Q3 2009 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A) expenses, of such net gains and losses in the consolidated statements of operations:

		Third Quarter
In Thousands	Classification of Gain (Loss)	2010	2009

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$(213)	$(138)
Fuel hedges — mark-to-market adjustment	S,D&A expenses	82	(497)
Aluminum hedges — contract premium and contract settlement	Cost of sales	98	—
Aluminum hedges — mark-to-market adjustment	Cost of sales	3,003	1,440

Total Net Gain (Loss)		$2,970	$805

The following summarizes YTD 2010 and YTD 2009 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification of such net gains and losses in the consolidated statements of operations:

		First Nine Months
In Thousands	Classification of Gain (Loss)	2010	2009

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$(243)	$(947)
Fuel hedges — mark-to-market adjustment	S,D&A expenses	(1,274)	2,921
Aluminum hedges — contract premium and contract settlement	Cost of sales	609	—
Aluminum hedges — mark-to-market adjustment	Cost of sales	(3,210)	5,326

Total Net Gain (Loss)		$(4,118)	$7,300

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of October 3, 2010, January 3, 2010 and September 27, 2009:

	Balance Sheet	Oct. 3,	Jan. 3,	Sept. 27,
In Thousands	Classification	2010	2010	2009

Assets
Fuel hedges at fair market value	Prepaid expenses and other current assets	$343	$1,617	$584
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	246	863	859
Aluminum hedges at fair market value	Prepaid expenses and other current assets	5,660	3,303	968
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	2,284	967	716

Total		$8,533	$6,750	$3,127

Fuel hedges at fair market value	Other assets	$—	$—	$353
Unamortized cost of fuel hedging agreements	Other assets	—	—	246
Aluminum hedges at fair market value	Other assets	1,582	7,149	4,358
Unamortized cost of aluminum hedging agreements	Other assets	651	2,453	2,935

Total		$2,233	$9,602	$7,892
The following table summarizes the Company’s outstanding derivative agreements as of October 3, 2010:

	Notional	Latest
In Thousands	Amount	Maturity

Fuel hedging agreements	$2,621	December 2010
Aluminum hedging agreements	36,258	December 2011
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
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	Oct. 3, 2010		Jan. 3, 2010		Sept. 27, 2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$(523,025)	$(580,380)	$(522,917)	$(557,758)	$(522,882)	$(559,627)
Non-public variable rate debt	—	—	(15,000)	(15,000)	(30,000)	(30,000)
Deferred compensation plan assets	9,040	9,040	8,471	8,471	7,996	7,996
Deferred compensation plan liabilities	(9,040)	(9,040)	(8,471)	(8,471)	(7,996)	(7,996)
Fuel hedging agreements	343	343	1,617	1,617	937	937
Aluminum hedging agreements	7,242	7,242	10,452	10,452	5,326	5,326
The fair values of the fuel hedging and aluminum hedging agreements at October 3, 2010, January 3, 2010 and September 27, 2009 represented the estimated amount the Company would have received upon termination of these agreements.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, aluminum hedging agreements and fuel hedging agreements:

	Oct. 3, 2010		Jan. 3, 2010		Sept. 27, 2009
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$9,040		$8,471		$7,996
Fuel hedging agreements		$343		$1,617		$937
Aluminum hedging agreements		7,242		10,452		5,326
Liabilities
Deferred compensation plan liabilities	9,040		8,471		7,996
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
13. Other Liabilities
Other liabilities were summarized as follows:

	Oct. 3,	Jan. 3,	Sept. 27,
In Thousands	2010	2010	2009

Accruals for executive benefit plans	$89,322	$85,382	$83,825
Other	19,095	21,586	19,963

Total other liabilities	$108,417	$106,968	$103,788

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $35.7 million, $30.5 million and $38.4 million as of October 3, 2010, January 3, 2010 and September 27, 2009, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products which adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on October 3, 2010 would have been $25.2 million for SAC and $25.2 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $30.8 million for SAC and $40.9 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of October 3, 2010, SAC had total assets of approximately $43.9 million and total debt of approximately $17.8 million. SAC had total revenues for YTD 2010 of approximately $132.6 million. As of October 3, 2010, Southeastern had total assets of approximately $405 million and total debt of approximately $212 million. Southeastern had total revenue for YTD 2010 of approximately $446 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On October 3, 2010, these letters of credit totaled $23.1 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of October 3, 2010 amounted to $18.7 million and expire at various dates through 2018.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $1.1 million for the excess of insurance proceeds received as compared to the net book value of production equipment damaged as a result of the flood. In YTD 2010, the Company recorded a receivable of $7.1 million for insured losses of which $1.5 million has already been collected as of the end of Q3 2010. The Company does not expect to incur any significant expenses related to the Nashville area flood for the remainder of 2010.
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
15. Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2010 and YTD 2009 was 34.6% and 23.8%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2010 and YTD 2009 was 37.0% and 24.8%, respectively. The increase in the effective tax rate for YTD 2010 was due to a larger adjustment to the reserve for uncertain tax positions in 2009 as compared to 2010 and the elimination of the tax deduction associated with Medicare Part D subsidy as required by the Patient Protection and Affordable Care Act (“PPACA”) enacted on March 23, 2010 and the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”) enacted on March 30, 2010.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2010	2009

Statutory expense	$17,910	$16,826
State income taxes, net of federal effect	2,165	2,094
Manufacturing deduction benefit	(1,791)	(1,197)
Meals and entertainment	774	754
Adjustment for uncertain tax positions	(1,080)	(7,070)
Tax law change related to Medicare Part D subsidy	464	—
Other, net	494	521

Income tax expense	$18,936	$11,928

The Company had $4.5 million of uncertain tax positions as of October 3, 2010, including accrued interest, of which $2.4 million would affect the Company’s effective tax rate if recognized. The Company had $5.6 million of uncertain tax positions as of January 3, 2010, including accrued interest, of which $3.5 million would affect the Company’s effective tax rate if recognized. The Company had $3.0 million of uncertain tax positions as of September 27, 2009, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect the change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of October 3, 2010, the Company had approximately $.4 million of accrued interest related to uncertain tax positions. As of January 3, 2010, the Company had approximately $.9 million of accrued interest related to uncertain tax positions. As of September 27, 2009, the Company had approximately $.8 million of accrued interest related to uncertain tax positions. Income tax expense included an interest credit of approximately $.5 million in YTD 2010 and an interest credit of approximately $1.7 million in YTD 2009.
The PPACA and the Reconciliation Act include provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies. As a result, during the first quarter of 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies.
In Q1 2009, the Company reached an agreement with a taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense in YTD 2009 of approximately $1.7 million.
In Q3 2009, the Company reduced its liability for uncertain tax positions by $5.4 million. The net effect of the adjustment was a decrease to income tax expense of approximately $5.4 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of applicable statute of limitations.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
In Q3 2010, the Company reduced its liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense by approximately $1.7 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations.
Various tax years from 1992 remain open to examination by taxing jurisdictions to which the Company is subject due to loss carryforwards.
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
A summary of accumulated other comprehensive loss for Q3 2010 and Q3 2009 is as follows:

	July 4,	Pre-tax	Tax	Oct. 3,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(38,809)	$1,365	$(535)	$(37,979)
Prior service costs	(32)	4	(2)	(30)
Net postretirement benefits activity:
Actuarial loss	(12,592)	410	(161)	(12,343)
Prior service costs	6,834	(446)	175	6,563
Transition asset	18	(6)	2	14
Ownership share of Southeastern OCI	(19)	16	(7)	(10)
Foreign currency translation adjustment	5	—	1	6

Total	$(44,595)	$1,343	$(527)	$(43,779)

	June 28,	Pre-tax	Tax	Sept. 27,
In Thousands	2009	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(53,880)	$2,339	$(921)	$(52,462)
Prior service costs	(40)	4	(2)	(38)
Net postretirement benefits activity:
Actuarial loss	(9,361)	218	(86)	(9,229)
Prior service costs	7,917	(446)	176	7,647
Transition asset	33	(6)	2	29
Foreign currency translation adjustment	12	4	(1)	15

Total	$(55,319)	$2,113	$(832)	$(54,038)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss
A summary of accumulated other comprehensive loss for YTD 2010 and YTD 2009 follows:

	Jan. 3,	Pre-tax	Tax	Oct. 3,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(40,626)	$4,355	$(1,708)	$(37,979)
Prior service costs	(37)	12	(5)	(30)
Net postretirement benefits activity:
Actuarial loss	(13,470)	1,092	35	(12,343)
Prior service costs	7,376	(1,338)	525	6,563
Transition asset	26	(19)	7	14
Ownership share of Southeastern OCI	(49)	65	(26)	(10)
Foreign currency translation adjustment	13	(13)	6	6

Total	$(46,767)	$4,154	$(1,166)	$(43,779)

	Dec. 28,	Pre-tax	Tax	Sept. 27,
In Thousands	2008	Activity	Effect	2009

Net pension activity:
Actuarial loss	$(56,717)	$7,017	$(2,762)	$(52,462)
Prior service costs	(45)	12	(5)	(38)
Net postretirement benefits activity:
Actuarial loss	(9,625)	653	(257)	(9,229)
Prior service costs	8,459	(1,339)	527	7,647
Transition asset	41	(19)	7	29
Foreign currency translation adjustment	14	1	—	15

Total	$(57,873)	$6,325	$(2,490)	$(54,038)

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
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2010 and YTD 2009, dividends of $.75 per share were declared and paid on both Common Stock and Class B Common Stock.

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
Compensation expense for the Performance Unit Award Agreement recognized in YTD 2010 was $1.6 million, which was based upon a share price of $52.94 on October 1, 2010. Compensation expense recognized in YTD 2009 was $1.5 million, which was based upon a share price of $48.80 on September 25, 2009.

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
The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2010	2009	2010	2009

Service cost	$20	$23	$58	$68
Interest cost	2,864	2,788	8,578	8,365
Expected return on plan assets	(2,894)	(2,270)	(8,630)	(6,810)
Amortization of prior service cost	4	4	12	12
Recognized net actuarial loss	1,365	2,339	4,355	7,017

Net periodic pension cost	$1,359	$2,884	$4,373	$8,652

The Company contributed $8.7 million to its Company-sponsored pension plans during YTD 2010. The Company has made additional payments of $.9 million subsequent to the end of Q3 2010. These contributions represent all required payments for 2010.
Postretirement Benefits
The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2010	2009	2010	2009

Service cost	$182	$158	$572	$473
Interest cost	634	557	1,886	1,672
Amortization of unrecognized transitional assets	(7)	(6)	(19)	(19)
Recognized net actuarial loss	410	218	1,092	653
Amortization of prior service cost	(446)	(446)	(1,338)	(1,339)

Net periodic postretirement benefit cost	$773	$481	$2,193	$1,440

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
The Company will match the first 3% of its employees’ contributions for 2010. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010. Based on the financial results of the first quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in the second quarter of 2010. Based on the financial results of the second quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter which was approved and paid in the third quarter of 2010. The total cost for this benefit in YTD 2010 and YTD 2009 was $6.8 million and $6.7 million, respectively.
Multi-Employer Benefits
The Company entered into a new agreement in the third quarter of 2008 after one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Central States Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan under the agreement to freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7% that will be paid to Central States over the next 20 years and was recorded in other liabilities. The Company paid approximately $1 million in 2009 and will pay approximately $1 million annually over the next 19 years.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of October 3, 2010, The Coca-Cola Company had a 27.0% interest in the Company’s total outstanding Common Stock and Class B Common Stock on a combined basis, representing 5.2% of the total votes of the Company’s Common Stock and Class B Common Stock voting together as a single class.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2010	2009

Payments by the Company for concentrate, syrup, sweetener and other purchases	$301.6	$277.4
Marketing funding support payments to the Company	33.8	35.1

Payments by the Company net of marketing funding support	$267.8	$242.3

Payments by the Company for customer marketing programs	$38.6	$39.4
Payments by the Company for cold drink equipment parts	6.4	5.3
Fountain delivery and equipment repair fees paid to the Company	7.7	8.5
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	3.3	3.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	2.2	.6
Sales of finished products to The Coca-Cola Company	—	1.1

The Company had a production arrangement with Coca-Cola Enterprises Inc. (“CCE”) to buy and sell finished products at cost. Sales to CCE under this arrangement were $37.6 million and $38.2 million in YTD 2010 and YTD 2009, respectively. Purchases from CCE under this arrangement were $19.4 million and $16.3 million in YTD 2010 and YTD 2009, respectively. In addition, CCE began distributing one of the Company’s own brands (Tum-E Yummies) in the first quarter of 2010. Total sales to CCE for this brand were $10.5 million in YTD 2010.
The Coca-Cola Company has significant equity interest in the Company and acquired the North American operations of CCE on October 2, 2010.
Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.6 million and $.5 million in YTD 2010 and YTD 2009, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $100.6 million and $100.2 million in YTD 2010 and YTD 2009, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.1 million in YTD 2010 and $.9 million in YTD 2009. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $18.0 million as of October 3, 2010. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in SAC was $5.6 million as of October 3, 2010, January 3, 2010 and September 27, 2009.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $55.5 million in YTD 2010 and $51.3 million in YTD 2009. In connection with its participation in Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $17.7 million as of October 3, 2010. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in one of these entities, Southeastern, was $15.7 million, $13.2 million and $13.3 million as of October 3, 2010, January 3, 2010 and September 27, 2009, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other-than temporary. No impairment of the Company’s investments in cooperatives has been identified as of October 3, 2010 nor was there any impairment in 2009 or 2008.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. The current lease was to expire on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms to begin January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of October 3, 2010 was $27.7 million. Rental payments related to this lease were $2.4 million and $2.6 million in YTD 2010 and YTD 2009, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of October 3, 2010 was $29.6 million. Rental payments related to the lease were $2.9 million and $2.8 million YTD 2010 and YTD 2009, respectively.
20. Net Sales by Product Category
Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2010	2009	2010	2009

Bottle/can sales:
Sparkling beverages (including energy products)	$259,824	$257,289	$783,531	$749,488
Still beverages	66,109	58,253	172,917	162,703

Total bottle/can sales	325,933	315,542	956,448	912,191

Other sales:
Sales to other Coca-Cola bottlers	36,589	31,822	107,273	98,433
Post-mix and other	32,842	27,192	96,502	77,942

Total other sales	69,431	59,014	203,775	176,375

Total net sales	$395,364	$374,556	$1,160,223	$1,088,566

Sparkling beverages are carbonated beverages while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2010	2009	2010	2009

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$15,533	$15,428	$32,236	$36,146
Less dividends:
Common Stock	1,785	1,785	5,356	5,285
Class B Common Stock	512	505	1,528	1,587

Total undistributed earnings	$13,236	$13,138	$25,352	$29,274

Common Stock undistributed earnings — basic	$10,291	$10,239	$19,721	$22,511
Class B Common Stock undistributed earnings — basic	2,945	2,899	5,631	6,763

Total undistributed earnings — basic	$13,236	$13,138	$25,352	$29,274

Common Stock undistributed earnings — diluted	$10,246	$10,194	$19,635	$22,438
Class B Common Stock undistributed earnings — diluted	2,990	2,944	5,717	6,836

Total undistributed earnings — diluted	$13,236	$13,138	$25,352	$29,274

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,285
Common Stock undistributed earnings — basic	10,291	10,239	19,721	22,511

Numerator for basic net income per Common Stock share	$12,076	$12,024	$25,077	$27,796

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$512	$505	$1,528	$1,587
Class B Common Stock undistributed earnings — basic	2,945	2,899	5,631	6,763

Numerator for basic net income per Class B Common Stock share	$3,457	$3,404	$7,159	$8,350

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2010	2009	2010	2009

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,285
Dividends on Class B Common Stock assumed converted to Common Stock	512	505	1,528	1,587
Common Stock undistributed earnings — diluted	13,236	13,138	25,352	29,274

Numerator for diluted net income per Common Stock share	$15,533	$15,428	$32,236	$36,146

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$512	$505	$1,528	$1,587
Class B Common Stock undistributed earnings — diluted	2,990	2,944	5,717	6,836

Numerator for diluted net income per Class B Common Stock share	$3,502	$3,449	$7,245	$8,423

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2010	2009	2010	2009

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141	7,141	7,047
Class B Common Stock weighted average shares outstanding — basic	2,044	2,022	2,039	2,117

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,225	9,203	9,220	9,194
Class B Common Stock weighted average shares outstanding — diluted	2,084	2,062	2,079	2,147

Basic net income per share:
Common Stock	$1.69	$1.68	$3.51	$3.94

Class B Common Stock	$1.69	$1.68	$3.51	$3.94

Diluted net income per share:
Common Stock	$1.68	$1.68	$3.50	$3.93

Class B Common Stock	$1.68	$1.67	$3.48	$3.92

NOTES TO TABLE
(1)
For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

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
The Coca-Cola Company recently acquired the North American operations of CCE, and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is unknown whether the transactions will have a material impact on the Company’s business and financial results.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2010, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. During YTD 2009, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 25% and 10%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2010. Wal-Mart Stores, Inc. and Food Lion, LLC accounted for approximately 19% and 11%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2009. Wal-Mart Stores, Inc. accounted for 17% of the Company’s total net sales during YTD 2010. Wal-Mart Stores, Inc. accounted for 15% of the Company’s total net sales during YTD 2009.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining contract covering approximately .5% of the Company’s employees will expire during the fourth quarter of 2010. One collective bargaining contract covering approximately .5% of the Company’s employees expired in the first quarter of 2010 and the Company entered into a new agreement during the first quarter of 2010.
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
In Thousands	2010	2009

Accounts receivable, trade, net	$(22,827)	$3,586
Accounts receivable from The Coca-Cola Company	(16,056)	(14,006)
Accounts receivable, other	(4,972)	(4,025)
Inventories	(5,014)	(2,265)
Prepaid expenses and other current assets	3,128	(4,355)
Accounts payable, trade	359	(9,786)
Accounts payable to The Coca-Cola Company	15,514	8,290
Other accrued liabilities	3,141	6,704
Accrued compensation	149	(1,554)
Accrued interest payable	4,535	4,348

Increase in current assets less current liabilities	$(22,043)	$(13,063)

Non-cash activity
Additions to property, plant and equipment of $1.2 million have been accrued but not paid and are recorded in accounts payable, trade as of October 3, 2010. Of that amount, $.2 million was related to the Nashville flood damage.
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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the third quarter of 2010 (“Q3 2010”) and the first nine months of 2010 (“YTD 2010”) and changes from the third quarter of 2009 (“Q3 2009”) and the first nine months of 2009 (“YTD 2009”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q3 2010 and YTD 2010 compared to Q3 2009 and YTD 2009.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q3 2010 compared to year-end 2009 and the end of Q3 2009 as presented in the consolidated financial statements.

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
During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of $.2 million on uninsured cold drink equipment. This loss was offset by gains of $1.1 million for the excess of insurance proceeds received as compared to the net book value of production equipment damaged as a result of the flood. In YTD 2010, the Company recorded a receivable of $7.1 million for insured losses of which $1.5 million has already been collected as of YTD 2010. The Company does not expect to incur any significant expenses related to the Nashville area flood for the remainder of 2010.
Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had net sales of approximately $1.4 billion in 2009.
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. During the last several years, industry sales of sugar sparkling beverages, other than energy products, have declined. The decline in sugar sparkling beverages has generally been offset by volume growth in other nonalcoholic product categories. The sparkling beverage category (including energy products) represents 82% of the Company’s YTD 2010 bottle/can net sales.
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
The Coca-Cola Company recently acquired the North American operations of Coca-Cola Enterprises Inc. (“CCE”), and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is unknown whether the transactions will have a material impact on the Company’s business and financial results.
Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2010	2009	2010	2009

Bottle/can sales:
Sparkling beverages (including energy products)	$259,824	$257,289	$783,531	$749,488
Still beverages	66,109	58,253	172,917	162,703

Total bottle/can sales	325,933	315,542	956,448	912,191

Other sales:
Sales to other Coca-Cola bottlers	36,589	31,822	107,273	98,433
Post-mix and other	32,842	27,192	96,502	77,942

Total other sales	69,431	59,014	203,775	176,375

Total net sales	$395,364	$374,556	$1,160,223	$1,088,566

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
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $140.3 million and $138.7 million in YTD 2010 and YTD 2009, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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
Q3 2010 and YTD 2010

•
a $.1 million pre-tax favorable mark-to-market adjustment and a $1.3 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program in Q3 2010 and YTD 2010, respectively;

•
a $3.0 million pre-tax favorable mark-to-market adjustment and a $3.2 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging program in Q3 2010 and YTD 2010, respectively;

•	a $.1 million and a $.9 million pre-tax favorable adjustment to cost of sales related to the gain on the replacement of flood damaged production equipment in Q3 2010 and YTD 2010, respectively;

•	a $.2 million pre-tax unfavorable adjustment to S,D&A expenses related to the loss recorded on the disposal of uninsured vending equipment from the Nashville area flood in YTD 2010;

•	a $.1 million pre-tax favorable adjustment to S,D&A expenses related to the gain on replacement of flood damaged building fixtures in Q3 2010;

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to Medicare Part D subsidy in the first quarter of 2010; and

•	a $1.7 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2010 due mainly to the lapse of applicable statutes of limitations.

Q3 2009 and YTD 2009

•	a $1.4 million and $5.3 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging programs in Q3 2009 and YTD 2009, respectively;

•	a $1.7 million credit to income tax expense related to the agreement with a state tax authority to settle certain prior tax positions in the first quarter of 2009 (“Q1 2009”);

•	a $5.4 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2009 due mainly to the lapse of applicable statutes of limitations; and

•
a $.5 million pre-tax unfavorable mark-to-market adjustment and $2.9 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2009 and 2010 fuel hedging programs in Q3 2009 and YTD 2009, respectively.

The following overview provides a summary of key information concerning the Company’s financial results for Q3 2010 and YTD 2010 compared to Q3 2009 and YTD 2009.

	Third Quarter			%
In Thousands (Except Per Share Data)	2010	2009	Change	Change

Net sales	$395,364	$374,556	$20,808	5.6
Gross margin	173,117	157,320	15,797	10.0
S,D&A expenses	139,455	131,024	8,431	6.4
Income from operations	33,662	26,296	7,366	28.0
Interest expense, net	8,841	8,866	(25)	(0.3)
Income before income taxes	24,821	17,430	7,391	42.4
Income tax expense	7,610	1,043	6,567	NM*
Net income	17,211	16,387	824	5.0
Net income attributable to the Company	15,533	15,428	105	0.7
Basic net income per share:
Common Stock	$1.69	$1.68	$0.01	0.6
Class B Common Stock	$1.69	$1.68	$0.01	0.6
Diluted net income per share:
Common Stock	$1.68	$1.68	—	—
Class B Common Stock	$1.68	$1.67	$0.01	0.6

*	Not Meaningful

	First Nine Months			%
In Thousands (Except Per Share Data)	2010	2009	Change	Change

Net sales	$1,160,223	$1,088,566	$71,657	6.6
Gross margin	487,828	464,576	23,252	5.0
S,D&A expenses	406,689	386,461	20,228	5.2
Income from operations	81,139	78,115	3,024	3.9
Interest expense, net	26,453	28,059	(1,606)	(5.7)
Income before income taxes	54,686	50,056	4,630	9.2
Income tax expense	18,936	11,928	7,008	58.8
Net income	35,750	38,128	(2,378)	(6.2)
Net income attributable to the Company	32,236	36,146	(3,910)	(10.8)
Basic net income per share:
Common Stock	$3.51	$3.94	$(0.43)	(10.9)
Class B Common Stock	$3.51	$3.94	$(0.43)	(10.9)
Diluted net income per share:
Common Stock	$3.50	$3.93	$(0.43)	(10.9)
Class B Common Stock	$3.48	$3.92	$(0.44)	(11.2)
The Company’s net sales increased 5.6% in Q3 2010 compared to Q3 2009. The increase in net sales was primarily due to a 2.1% increase in bottle/can sales price per unit and a $4.4 million increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies). The 2.1% increase in bottle/can sales price per unit was primarily due to higher per unit prices in sparkling beverages except energy products and a change in product mix primarily due to decreased sales of future consumption 12-ounce cans which have a lower sales price per unit compared to immediate consumption prices partially offset by lower sales price per unit for still beverages. The Company’s net sales increased 6.6% in YTD 2010 compared to YTD 2009. The increase in net sales was primarily due to a 6.8% increase in bottle/can volume and a $15.2 million increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies) partially offset by a 1.8% decrease in average sales price per bottle/can unit. The increase in bottle/can volume was primarily due to an increase in volume in all product categories. The decrease in average sales price per bottle/can unit was primarily due to decreased sales prices in all product categories and a change in product mix primarily due to increased sales of future consumption 12-ounce cans which have a lower sales price per unit compared to immediate consumption products. The increases in sales of the Company’s own brand portfolio were primarily due to CCE’s distribution of the Company’s Tum-E Yummies products beginning in the first quarter of 2010.
Gross margin dollars increased 10.0% in Q3 2010 compared to Q3 2009. The Company’s gross margin percentage increased to 43.8% for Q3 2010 from 42.0% for Q3 2009. The increase in gross margin percentage was primarily due to higher sales price per bottle/can unit. Gross margin dollars increased 5.0% in YTD 2010 compared to YTD 2009. The Company’s gross margin percentage decreased to 42.0% for YTD 2010 from 42.7% in YTD 2009. The decrease in gross margin percentage was primarily due to lower sales prices per bottle/can unit and increased costs due to the Company’s aluminum hedging program.
S,D&A expenses increased 6.4% in Q3 2010 from Q3 2009 and increased 5.2% in YTD 2010 compared to YTD 2009. The increase in S,D&A expenses in Q3 2010 from Q3 2009 was primarily attributable to an increase in employee costs related to an auto allowance program, an increase in employee salaries (including bonus and incentive expense) and an increase in professional fees due to consulting project support offset partially by a decrease in fuel costs and a decrease in property and casualty insurance expense. The increase in S,D&A expenses in YTD 2010 from YTD 2009 was primarily attributable to an increase in employee costs related to the auto allowance program, an increase in employee salaries (including bonus and incentive expense), an increase in professional fees and an increase in fuel costs offset partially by a decrease in bad debt expense, a decrease in depreciation expense, a decrease in employee benefit costs and a decrease in property and casualty insurance expense.
Net interest expense was unchanged in Q3 2010 compared to Q3 2009 and decreased 5.7% in YTD 2010 compared to YTD 2009. The decrease in YTD 2010 compared to YTD 2009 was due to lower debt borrowing levels. The Company’s overall weighted average interest rate increased to 5.9% during YTD 2010 from 5.7% during YTD 2009.
Net debt and capital lease obligations were summarized as follows:

	Oct. 3,	Jan. 3,	Sept. 27,
In Thousands	2010	2010	2009

Debt	$523,025	$537,917	$552,882
Capital lease obligations	60,247	63,107	64,006

Total debt and capital lease obligations	583,272	601,024	616,888
Less: Cash and cash equivalents	33,924	22,270	29,574

Total net debt and capital lease obligations (1)	$549,348	$578,754	$587,314

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
Results of Operations
Q3 2010 Compared to Q3 2009 and YTD 2010 Compared to YTD 2009
Net Sales
Net sales increased $20.8 million, or 5.6%, to $395.4 million in Q3 2010 compared to $374.6 million in Q3 2009. Net sales increased $71.7 million, or 6.6% to $1,160.2 million in YTD 2010 compared to $1,088.6 million in YTD 2009.
The increase in net sales for Q3 2010 compared to Q3 2009 was the result of the following:

Q3 2010	Attributable to:
(In Millions)
$6.8
2.1% increase in bottle/can sales price per unit primarily due to higher per unit prices in sparkling beverages except energy products and a change in product mix primarily due to a lower percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products partially offset by lower per unit prices for still beverages

4.4	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
3.6	1.2% increase in bottle/can volume primarily due to a volume increase in still beverages and energy products partially offset by a volume decrease in sparkling beverages excluding energy products
3.0	8.9% increase in sales price per unit for sales to other Coca-Cola bottlers
1.8	5.6% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
1.2	Other

$20.8	Total increase in net sales

The increase in net sales for YTD 2010 compared to YTD 2009 was the result of the following:

YTD 2010	Attributable to:
(In Millions)
$61.9	6.8% increase in bottle/can volume primarily due to a volume increase in all beverages
(17.7)
1.8% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories and a change in product mix primarily due to a higher percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products

15.2	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
4.5	4.6% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
4.3	4.2% increase in sales price per unit for sales to other Coca-Cola bottlers
3.5	Other

$71.7	Total increase in net sales

Bottle/can volume in Q3 2010 was negatively impacted by the second quarter of 2010 including the July 4th holiday weekend while the second quarter of 2009 ended on June 28, 2009.
In YTD 2010, the Company’s bottle/can sales to retail customers accounted for 82% of the Company’s total net sales compared to 84% in YTD 2009. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net pricing per unit in Q3 2010 compared to Q3 2009 was primarily due to sales price increases in sparkling beverages except energy products and a change in product mix primarily due to decreased sales of future consumption 12-ounce cans which have a lower sales price per unit compared to immediate consumption prices partially offset by lower sales price per unit for still beverages. The decrease in the Company’s bottle/can net pricing per unit in YTD 2010 compared to YTD 2009 was primarily due to sales price decreases in all product categories and a change in product mix primarily due to increased sales of future consumption 12-ounce cans which have a lower sales price per unit compared to immediate consumption products.
The increase in sales of the Company’s own brand portfolio in Q3 2010 and YTD 2010 compared to Q3 2009 and YTD 2009 was primarily due to CCE beginning distribution of Tum-E Yummies in the first quarter of 2010.
Product category sales volume in Q3 2010 and Q3 2009 and YTD 2010 and YTD 2009 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2010	Q3 2009	% Increase (Decrease)
Sparkling beverages (including energy products)	81.7%	85.0%	(2.8)
Still beverages	18.3%	15.0%	23.6

Total bottle/can sales volume	100.0%	100.0%	1.2

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2010	YTD 2009	% Increase
Sparkling beverages (including energy products)	84.2%	85.5%	5.2
Still beverages	15.8%	14.5%	15.9

Total bottle/can sales volume	100.0%	100.0%	6.8

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During both YTD 2010 and YTD 2009, approximately 69% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 25% of the Company’s total bottle/can volume during YTD 2010. Wal-Mart Stores, Inc. accounted for approximately 19% of the Company’s total bottle/can volume during YTD 2009. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can volume during YTD 2010. Food Lion, LLC accounted for approximately 11% of the Company’s total bottle/can volume during YTD 2009. All of the Company’s beverage sales are to customers in the United States.
The Company recorded delivery fees in net sales of $5.7 million and $5.9 million in YTD 2010 and YTD 2009, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 2.3%, or $5.0 million, to $222.2 million in Q3 2010 compared to $217.2 million in Q3 2009. Cost of sales increased 7.8%, or $48.4 million, to $672.4 million in YTD 2010 compared to $624.0 million in YTD 2009.
The increase in cost of sales for Q3 2010 compared to Q3 2009 was principally attributable to the following:

Q3 2010	Attributable to:
(In Millions)
$(2.9)	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
2.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
2.2	1.2% increase in bottle/can volume primarily due to a volume increase in still beverages and energy products partially offset by a volume decrease in sparkling beverages excluding energy products
1.7	5.6% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
(1.7)	Decrease in cost due to the Company’s aluminum hedging program
0.5	Decrease in marketing funding support received primarily from The Coca-Cola Company
(0.1)	Gain on the replacement of flood damaged production equipment
3.0	Other

$5.0	Total increase in cost of sales

The increase in cost of sales for YTD 2010 compared to YTD 2009 was principally attributable to the following:

YTD 2010	Attributable to:
(In Millions)
$36.4	6.8% increase in bottle/can volume primarily due to a volume increase in all beverages
(16.1)	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
9.9	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
7.9	Increase in cost due to the Company’s aluminum hedging program
4.4	4.6% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
(0.9)	Gain on the replacement of flood damaged production equipment
0.8	Decrease in marketing funding support received primarily from The Coca-Cola Company
6.0	Other

$48.4	Total increase in cost of sales

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
The Company’s production facility located in Nashville, Tennessee was damaged by a flood in May 2010. The Company recorded a gain of $.9 million from the replacement of production equipment damaged by the flood in YTD 2010. The gain was based on replacement value insurance coverage that exceeded the net book value of the damaged production equipment.
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $13.8 million for Q3 2010 compared to $14.3 million for Q3 2009. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $40.3 million for YTD 2010 compared to $41.1 million for YTD 2009.
Gross Margin
Gross margin dollars increased 10.0%, or $15.8 million, to $173.1 million in Q3 2010 compared to $157.3 million in Q3 2009. Gross margin as a percentage of net sales increased to 43.8% for Q3 2010 from 42.0% for Q3 2009. Gross margin dollars increased 5.0% or $23.3 million, to $487.8 million in YTD 2010 compared to $464.6 million in YTD 2009. Gross margin as a percentage of net sales decreased to 42.0% for YTD 2010 from 42.7% in YTD 2009.
The increase in gross margin dollars for Q3 2010 compared to Q3 2009 was primarily the result of the following:

Q3 2010	Attributable to:
(In Millions)
$6.8
2.1% increase in bottle/can sales price per unit primarily due to higher per unit prices in sparkling beverages except energy products and a change in product mix primarily due to a lower percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products partially offset by lower per unit prices for still beverages

3.0	8.9% increase in sales price per unit for sales to other Coca-Cola bottlers
2.9	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
2.1	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.7	Decrease in cost due to the Company’s aluminum hedging program
1.4	1.2% increase in bottle/can volume primarily due to a volume increase in still beverages and energy products partially offset by a volume decrease in sparkling beverages excluding energy products
(0.5)	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.1	5.6% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
0.1	Gain on the replacement of flood damaged production equipment
(1.8)	Other

$15.8	Total increase in gross margin

The increase in gross margin dollars for YTD 2010 compared to YTD 2009 was primarily the result of the following:

YTD 2010	Attributable to:
(In Millions)
$25.5	6.8% increase in bottle/can volume primarily due to a volume increase in all beverages
(17.7)
1.8% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories and a change in product mix primarily due to a higher percentage of future consumption 12-ounce can sales which have a lower sales price per unit than immediate consumption products

16.1	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
(7.9)	Increase in cost due to the Company’s aluminum hedging program
5.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
4.3	4.2% increase in sales price per unit for sales to other Coca-Cola bottlers
0.9	Gain on the replacement of flood damaged production equipment
(0.8)	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.1	4.6% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
(2.5)	Other

$23.3	Total increase in gross margin

The increase in gross margin percentage in Q3 2010 compared to Q3 2009 was primarily due to higher sales prices per bottle/can unit. The decrease in gross margin percentage in YTD 2010 compared to YTD 2009 was primarily due to lower sales price per bottle/can unit and increased costs due to the Company’s aluminum hedging program.
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
S,D&A expenses increased by $8.4 million, or 6.4%, to $139.5 million in Q3 2010 from $131.0 million in Q3 2009. S,D&A expenses as a percentage of net sales increased from 35.0% in Q3 2009 to 35.3% in Q3 2010. S,D&A expenses increased by $20.2 million, or 5.2%, to $406.7 million in YTD 2010 from $386.5 million in YTD 2009. S,D&A expenses as a percentage of net sales decreased from 35.5% in YTD 2009 to 35.1% in YTD 2010.

The increase in S,D&A expenses for Q3 2010 compared to Q3 2009 was primarily due to the following:

Q3 2010	Attributable to:
(In Millions)
$2.7	Increase in employee salaries including bonus and incentive expense
2.1	Increase in professional fees primarily due to consulting project support
1.7	Payments to employees participating in the Company’s auto allowance program (program implemented in phases beginning in the second quarter of 2009)
0.9	Increase in marketing expenses
(0.7)	Decrease in property and casualty insurance expense
(0.5)	Decrease fuel costs primarily due to mark-to-market adjustment on fuel hedging ($.5 million loss in Q3 2009 as compared to $.1 million gain in Q3 2010)
2.2	Other

$8.4	Total increase in S,D&A expenses

The increase in S,D&A expenses for YTD 2010 compared to YTD 2009 was primarily due to the following:

YTD 2010	Attributable to:
(In Millions)
$7.0	Payments to employees participating in the Company’s auto allowance program (program implemented in phases beginning in the second quarter of 2009)
7.0	Increase in employee salaries including bonus and incentive expense
4.0	Increase in fuel costs primarily due to the mark-to-market adjustment on fuel hedging ($2.9 million gain in YTD 2009 as compared to $1.3 million loss in YTD 2010)
3.6	Increase in professional fees primarily due to consulting project support
1.2	Increase in marketing expenses
(2.4)	Decrease in bad debt expense due to improvement in customer trade receivable portfolio performance
(2.4)	Decrease in employee benefit costs primarily due to decreased pension expense
(2.3)	Decrease in property and casualty insurance expense
(1.9)	Decrease in depreciation expense primarily due to new auto allowance program
6.4	Other

$20.2	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $140.3 million and $138.7 million in YTD 2010 and YTD 2009, respectively.
The net impact of the Company’s fuel hedging program was to increase fuel costs by $1.5 million in YTD 2010 and decrease fuel costs by $2.0 million in YTD 2009.
Primarily due to the performance of the Company’s pension plan investments during 2009, the Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $1.2 million from $2.5 million in Q3 2009 to $1.3 million in Q3 2010 and by $3.5 million from $7.4 million in YTD 2009 to $3.9 million in YTD 2010.
The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintained the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. The Company subsequently decided to match the first 5% of its employees’ contributions (consistent with the first quarter of 2009 matching contribution percentage) for the entire year of 2009. The Company will match the first 3% of its employees’ contributions for 2010. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010. Based on the financial results of the first quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in the second quarter of 2010. Based on the financial results of the second quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in Q3 2010. The total costs for this benefit recorded in S,D&A expenses for YTD 2010 and YTD 2009 was $6.0 million and $5.9 million, respectively.
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
Interest Expense
Net interest expense was unchanged in Q3 2010 compared to Q3 2009 and decreased 5.7%, or $1.6 million, in YTD 2010 compared to YTD 2009. The decrease in interest expense in YTD 2010 compared to YTD 2009 was due to lower debt borrowing levels. The Company’s overall weighted average interest rate increased to 5.9% during YTD 2010 from 5.7% during YTD 2009. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2010 and YTD 2009 was 34.6% and 23.8%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2010 and YTD 2009 was 37.0% and 24.8%, respectively. The increase in the effective tax rate for YTD 2010 resulted primarily from lower reductions in the reserve for uncertain tax positions in 2010 as compared to 2009 and the elimination of the tax deduction associated with Medicare Part D subsidy as required by the PPACA enacted on March 23, 2010 and the Reconciliation Act enacted on March 30, 2010. During YTD 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies.
In the first quarter of 2009, the Company reached an agreement with a taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense in YTD 2009 of approximately $1.7 million. In Q3 2009, the Company reduced its liability for uncertain tax positions by $5.4 million. The net effect of the adjustment was a decrease to income tax expense of approximately $5.4 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of applicable statute of limitations. In Q3 2010, the Company reduced its liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense of approximately $1.7 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. See Note 15 to the consolidated financial statements for additional information. The Company’s income tax rate for the remainder of 2010 is dependent upon the results of operations and may change if the results in 2010 are different from current expectations.

Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $3.5 million in YTD 2010 compared to $2.0 million in YTD 2009 related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in YTD 2010 was due to higher income at Piedmont.
Financial Condition
Total assets of $1.3 billion at October 3, 2010 increased from January 3, 2010 primarily due to increases in cash and cash equivalents and accounts receivable offset by a decrease in property, plant and equipment, net. Property, plant and equipment, net decreased primarily due to the reduction of transportation equipment that resulted from the implementation of a new auto allowance program during fiscal year 2009.
Net working capital, defined as current assets less current liabilities, increased by $32.1 million to $100.3 million at October 3, 2010 from January 3, 2010 and increased by $26.7 million at October 3, 2010 from September 27, 2009.
Significant changes in net working capital from January 3, 2010 were as follows:
•	An increase in cash and cash equivalents of $12.7 million primarily due to cash flow from operations.

•	An increase in accounts receivable, trade of $22.8 million primarily due to increased sales.

•	An increase in inventories of $3.6 million due primarily to normal seasonal increase.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $16.1 million and $15.5 million, respectively, primarily due to the timing of payments.

•	An increase in accrued interest payable of $4.5 million due to the timing of payments.
Significant changes in net working capital from September 27, 2009 were as follows:
•	An increase in cash and cash equivalents of $5.4 million primarily due to cash flow from operations.

•	An increase in accounts receivable, trade of $19.3 million primarily due to increased sales.

•	A decrease in inventories of $5.1 million due primarily to the decreased demand for future consumption products during Q3 2010.

•	An increase in accounts receivable from and a decrease in accounts payable to The Coca-Cola Company of $2.7 million and $.2 million, respectively, primarily due to the timing of payments.

•	An increase in accounts payable, trade of $5.8 million primarily due to the timing of payments.

•	An increase in prepaid expenses and other current assets of $6.4 million primarily due to hedging activities.
Debt and capital lease obligations were $583.3 million as of October 3, 2010 compared to $601.0 million as of January 3, 2010 and $616.9 million as of September 27, 2009. Debt and capital lease obligations as of October 3, 2010 included $60.2 million of capital lease obligations related primarily to Company facilities.

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
As of October 3, 2010, the Company had all $200 million available under the $200 million revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants and has been throughout 2010.
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
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of October 3, 2010, $523.0 million of the Company’s total outstanding balance of debt and capital lease obligations of $583.3 million was financed through publicly offered debt. The Company had capital lease obligations of $60.2 million as of October 3, 2010. There were no amounts outstanding on either the $200 million facility or on the uncommitted line of credit as of October 3, 2010.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of activity for YTD 2010 and YTD 2009 follows:

	First Nine Months
In Millions	2010	2009

Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$86.9	$82.2
Proceeds from reduction of restricted cash	1.0	—
Proceeds from lines of credit, net	—	30.0
Proceeds from issuance of debt	—	108.1
Proceeds from the sale of property, plant and equipment	1.4	4.9

Total cash sources	$89.3	$225.2

Cash Uses
Capital expenditures	$29.0	$29.8
Payment of debt and capital lease obligations	17.9	179.1
Investment in restricted cash	—	4.5
Debt issuance costs	—	1.0
Dividends	6.9	6.9
Income tax payments	14.1	13.8
Pension payments	8.7	10.1
Other	—	.3

Total cash uses	$76.6	$245.5

Increase (decrease) in cash	$12.7	$(20.3)

Investing Activities
Additions to property, plant and equipment during YTD 2010 were $31.7 million of which $1.2 million were accrued in accounts payable, trade as unpaid including $.2 million related to the Nashville flood damage and $1.5 million was a trade-in allowance on manufacturing equipment. This compared to $29.8 million in total additions to property, plant and equipment during YTD 2009. Capital expenditures during YTD 2010 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2010 will be in the range of $55 million to $60 million. Additions to property, plant and equipment during 2009 were $55.0 million of which $11.6 million were accrued in accounts payable, trade as unpaid. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into the $200 million facility replacing its $100 million revolving credit facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the

Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2009, the Company borrowed $55 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.2% Debentures due 2009. On October 3, 2010, the Company had no outstanding borrowings on the $200 million facility. On January 3, 2010 and September 27, 2009, the Company had $15.0 million and $30.0 million outstanding under the $200 million facility, respectively.
In April 2009, the Company issued $110 million of 7% Senior Notes due 2019. The proceeds plus cash on hand were used on May 1, 2009 to repay at maturity the $119.3 million outstanding 6.375% Debentures due 2009.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days. On October 3, 2010, the Company had no amount outstanding under the uncommitted line of credit.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into four capital leases.
At October 3, 2010, the Company’s credit ratings were as follows:

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
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $35.7 million of debt and related lease obligations for these entities as of October 3, 2010. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of October 3, 2010, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.7 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of October 3, 2010:

	Payments Due by Period
		Oct. 2010-	Oct. 2011-	Oct. 2013-	After
In Thousands	Total	Sept. 2011	Sept. 2013	Sept. 2015	Sept. 2015

Contractual obligations:
Total debt, net of interest	$523,025	$—	$150,000	$100,000	$273,025
Capital lease obligations, net of interest	60,247	3,861	8,358	9,875	38,153
Estimated interest on long-term debt and capital lease obligations (1)	179,869	32,959	58,354	46,167	42,389
Purchase obligations (2)	326,865	89,145	178,290	59,430	—
Other long-term liabilities (3)	111,251	9,938	17,842	12,763	70,708
Operating leases	18,596	3,810	4,624	3,131	7,031
Long-term contractual arrangements (4)	18,706	6,531	9,686	2,294	195
Postretirement obligations	45,449	2,898	5,445	5,871	31,235
Purchase orders (5)	35,774	35,774	—	—	—

Total contractual obligations	$1,319,782	$184,916	$432,599	$239,531	$462,736

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $4.5 million of uncertain tax positions including accrued interest as of October 3, 2010 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $2.4 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect the change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of October 3, 2010, the Company has $23.1 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company has made contributions to the Company-sponsored pension plans of $8.7 million in YTD 2010. The Company made additional payments of $.9 million subsequent to the end of Q3 2010. These contributions represent all required contributions for 2010. The Company continues to monitor and review the funding position of the Company-sponsored pension plans and may make additional contributions during 2010. Postretirement medical care payments are expected to be approximately $2.5 million in 2010. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.9 million and $1.8 million during YTD 2010 and in YTD 2009, respectively.
The weighted average interest rate of the Company’s debt and capital lease obligations was 5.8% as of October 3, 2010 compared to 5.6% as of January 3, 2010, and 5.5% as of September 27, 2009. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.9% in YTD 2010 from 5.7% in YTD 2009. Approximately 4.8% of the Company’s debt and capital lease obligations of $583.3 million as of October 3, 2010 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
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
The net impact of the Company’s fuel hedging program was to increase fuel costs by $1.5 million in YTD 2010 and decrease fuel costs by $2.0 million in YTD 2009.

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
The net impact of the Company’s aluminum hedging program was to increase cost of sales by $2.6 million in YTD 2010 and decrease cost of sales by $5.3 million in YTD 2009.

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

•
the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of October 3, 2010;

•	the Company’s belief that cash contributions in 2010 to its two Company-sponsored pension plans will be approximately $9.6 million;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $2.5 million in 2010;

•	the Company’s expectation that additions to property, plant and equipment in 2010 will be in the range of $55 million to $60 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $27 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s expectation that it will not incur any significant expenses related to the Nashville area flood for the remainder of 2010; and

•	the Company’s expectation that uncertain tax positions may change over the next 12 months as a result of tax audits but will not have a significant impact on the consolidated financial statements.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of October 3, 2010. The Company has historically maintained between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this has been the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. Approximately 4.8% of the Company’s debt and capital lease obligations of $583.3 million as of October 3, 2010 was subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and variable rate leases, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of October 3, 2010, interest expense for the following twelve months would increase by approximately $.1 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt and variable rate leases. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit
Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	Form of Master Bottle Contract (“Cola Beverage Agreement”), made and entered into, effective January 27, 1989, between The Coca-Cola Company and Coca-Cola Bottling Co. Consolidated (the “Company”), together with Form of Home Market Amendment to Master Bottle Contract, effective as of October 29, 1999 (filed herewith).

10.2	Form of Allied Bottle Contract (“Allied Beverage Agreement”), made and entered into effective January 11, 1990, between The Coca-Cola Company and the Company (as successor to Coca-Cola Bottling Company of Anderson, S.C.) (filed herewith).

10.3	Letter Agreement, dated January 27, 1989, between The Coca-Cola Company and the Company, modifying the Cola Beverage Agreements and Allied Beverage Agreements (filed herewith).

10.4	Form of Marketing and Distribution Agreement (“Still Beverage Agreement”), made and entered into effective October 1, 2000, between The Coca-Cola Company and the Company (as successor to Metrolina Bottling Company), with respect to Dasani (filed herewith).

10.5
Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement dated December 14, 1994, modifying the Still Beverage Agreements (filed herewith).

10.6*	Incident Pricing Letter Agreement, dated March 16, 2009, between The Coca-Cola Company and the Company (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: November 12, 2010	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer

Date: November 12, 2010	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President, Controller and Chief Accounting Officer