Form 10-K
period 2011-01-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2011-03-18
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011

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

Market Value as of
July 2, 2010

Common Stock, $l.00 Par Value	$215,346,986
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	March 4, 2011

Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,044,202

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2011 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.	Business

Introduction

Coca-Cola Bottling Co. Consolidated, a Delaware corporation (together with its majority-owned subsidiaries, the “Company”), produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, Atlanta, Georgia (“The Coca-Cola Company”), which include some of the most recognized and popular beverage brands in the world. The Company, which was incorporated in 1980, and its predecessors have been in the nonalcoholic beverage manufacturing and distribution business since 1902. The Company is the largest independent Coca-Cola bottler in the United States.

As of January 2, 2011, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.2% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company. J. Frank Harrison, III, the Company’s Chairman of the Board and Chief Executive Officer, currently owns or controls approximately 85% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

Nonalcoholic beverage products can be broken down into two categories:

•	Sparkling beverages — beverages with carbonation, including energy drinks; and

•	Still beverages — beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

Sales of sparkling beverages were approximately 83%, 84% and 83% of total net sales for fiscal 2010 (“2010”), fiscal 2009 (“2009”) and fiscal 2008 (“2008”), respectively. Sales of still beverages were approximately 17%, 16% and 17% of total net sales for 2010, 2009 and 2008, respectively.

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

The Company holds agreements to produce and market Dr Pepper in some of its regions. The Company also distributes and markets various other products, including Monster Energy products and Sundrop, in one or more of the Company’s regions under agreements with the companies that hold and license the use of their trademarks for these beverages. In addition, the Company also produces beverages for other Coca-Cola bottlers. In some instances, the Company distributes beverages without a written agreement.

The Company’s principal sparkling beverage is Coca-Cola. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can volume to retail customers. In total, products of The Coca-Cola Company accounted for approximately 88%, 88% and 89% of the Company’s bottle/can volume to retail customers during 2010, 2009 and 2008, respectively.

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

Over the last four and a half years, the Company has developed and begun to market and distribute certain products which it owns. These products include Country Breeze tea, diet Country Breeze tea, Tum-E Yummies, a vitamin-C enhanced flavored drink, Bean & Body, Simmer and Bazza energy tea. The Company markets and sells these products nationally.

The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA, Inc. (“CCR”) and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. Tum-E Yummies was distributed by CCE beginning in the first quarter of 2010 and continues to be distributed by CCR after The Coca-Cola Company’s acquisition of CCE and by certain other Coca-Cola franchise bottlers. References to “CCR” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company.

The following table sets forth some of the Company’s most important products, including both products that The Coca-Cola Company and other beverage companies have licensed to the Company and products that the Company owns.

The Coca-Cola Company
Sparkling Beverages		Products Licensed
(including Energy		by Other Beverage	Company Owned
Products)	Still Beverages	Companies	Products

Coca-Cola
Diet Coke
Coca-Cola Zero
Sprite
Fanta Flavors
Sprite Zero
Mello Yello
VAULT
Cherry Coke
Seagrams Ginger Ale
Cherry Coke Zero
Diet Coke Splenda®
Fresca
Pibb Xtra
Barqs Root Beer
TAB
Full Throttle
NOS®	glacéau smartwater glacéau vitaminwater Dasani Dasani Flavors POWERade POWERade Zero Minute Maid Adult Refreshments Minute Maid Juices To Go Nestea Gold Peak tea FUZE V8 juice products from Campbell	Dr Pepper Diet Dr Pepper Sundrop Monster Energy products	Tum-E Yummies Country Breeze tea diet Country Breeze tea Bean & Body Simmer Bazza energy tea

Beverage Agreements

The Company holds contracts with The Coca-Cola Company which entitle the Company to produce, market and distribute in its exclusive territory The Coca-Cola Company’s nonalcoholic beverages in bottles, cans and five gallon pressurized pre-mix containers. The Company has similar arrangements with Dr Pepper Snapple Group, Inc. and other beverage companies.

Cola and Allied Beverage Agreements with The Coca-Cola Company.

The Company purchases concentrates from The Coca-Cola Company and markets, produces, and distributes its principal sparkling beverage products within its territories under two basic forms of beverage agreements with The Coca-Cola Company: (i) beverage agreements that cover sparkling beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages” and “Cola Beverage Agreements”), and (ii) beverage agreements that cover other sparkling beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Cola and Allied Beverage Agreements”), although in some instances the Company distributes sparkling beverages without a written agreement. The Company is a party to Cola Beverage Agreements and Allied Beverage Agreements for various specified territories.

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

Company Obligations.  The Company is obligated to:

•	maintain such plant and equipment, staff and distribution and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in its territories;

•	undertake adequate quality control measures and maintain sanitation standards prescribed by The Coca-Cola Company;

•	develop, stimulate and satisfy fully the demand for Coca-Cola Trademark Beverages in its territories;

•	use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and

•	maintain such sound financial capacity as may be reasonably necessary to ensure its performance of its obligations to The Coca-Cola Company.

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

Term and Termination.  The Cola Beverage Agreements are perpetual, but they are subject to termination by The Coca-Cola Company upon the occurrence of an event of default by the Company. Events of default with respect to each Cola Beverage Agreement include:

•	production, sale or ownership in any entity which produces or sells any cola product not authorized by The Coca-Cola Company or a cola product that might be confused with or is an imitation of the trade dress, trademark, tradename or authorized container of a cola product of The Coca-Cola Company;

•	insolvency, bankruptcy, dissolution, receivership, or the like;

•	any disposition by the Company of any voting securities of any bottling company subsidiary without the consent of The Coca-Cola Company; and

•	any material breach of any of its obligations under that Cola Beverage Agreement that remains unresolved for 120 days after written notice by The Coca-Cola Company.

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

Term and Termination.  Allied Beverage Agreements have a term of 10 years and are renewable by the Company for an additional 10 years at the end of each term. Renewal is at the Company’s option. The Company currently intends to renew substantially all of the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event of default by the Company. The Coca-Cola Company may terminate an Allied Beverage Agreement in the event of:

•	insolvency, bankruptcy, dissolution, receivership, or the like;

•	termination of a Cola Beverage Agreement by either party for any reason; or

•	any material breach of any of the Company’s obligations under that Allied Beverage Agreement that remains unresolved for 120 days after required prior written notice by The Coca-Cola Company.

Supplementary Agreement Relating to Cola and Allied Beverage Agreements with The Coca-Cola Company.

The Company and The Coca-Cola Company are also parties to a Letter Agreement (the “Supplementary Agreement”) that modifies some of the provisions of the Cola and Allied Beverage Agreements. The Supplementary Agreement provides that The Coca-Cola Company will:

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

Pricing of Coca-Cola Trademark Beverages and Allied Beverages.

Pursuant to the Cola and Allied Beverage Agreements, except as provided in the Supplementary Agreement and the Incidence Pricing Agreement (described below), The Coca-Cola Company establishes the prices charged to the Company for concentrates of Coca-Cola Trademark Beverages and Allied Beverages. The Coca-Cola Company has no rights under the beverage agreements to establish the resale prices at which the Company sells its products.

The Company entered into an agreement (the “Incidence Pricing Agreement”) with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price The Coca-Cola Company charges under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. For 2009 and 2010, the Company continued to utilize the incidence pricing model, and the Incidence Pricing Agreement has been extended through December 31, 2011 under the same terms as 2010 and 2009.

Still Beverage Agreements with The Coca-Cola Company.

The Company purchases and distributes certain still beverages such as sports drinks and juice drinks from The Coca-Cola Company, or its designees or joint ventures, and produces, markets and distributes Dasani water products, pursuant to the terms of marketing and distribution agreements (the “Still Beverage Agreements”). In some instances the Company distributes certain still beverages without a written agreement. The Still Beverage Agreements contain provisions that are similar to the Cola Beverage Agreements and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements and Allied Beverage Agreements.

Exclusivity.  Unlike the Cola Beverage Agreements and Allied Beverage Agreements, which grant the Company exclusivity in the distribution of the covered beverages in its territory, the Still Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test-market the still beverage products in its territory, subject to the Company’s right of first refusal, and to sell the still beverages to commissaries for delivery to retail outlets in the territory where still beverages are consumed on-premises, such as restaurants. The Coca-Cola Company must pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Approved alternative route to market projects undertaken by the Company, The Coca-Cola Company, and other bottlers of Coca-Cola would, in some instances, permit delivery of certain products of The Coca-Cola Company into the territories of almost all bottlers, in exchange for compensation in most circumstances, despite the terms of the beverage agreements making such territories exclusive. Also, under the Still Beverage Agreements, the Company may not sell other beverages in the same product category.

Pricing.  The Coca-Cola Company, at its sole discretion, establishes the prices the Company must pay for the still beverages or, in the case of Dasani, the concentrate or finished goods, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term.  Each of the Still Beverage Agreements has a term of 10 or 15 years and is renewable by the Company for an additional 10 years at the end of each term. The Company currently intends to renew substantially all of the Still Beverage Agreements as they expire.

Other Beverage Agreements with The Coca-Cola Company.

The Company has entered into a distribution agreement with Energy Brands, Inc. (“Energy Brands”), a wholly owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater and smartwater. The agreement has a term of 10 years, and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification by the Company. The agreement covers most of the Company’s territories, requires the Company to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within the Company’s territories.

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

The Company also sells Coca-Cola and other post-mix products of The Coca-Cola Company and post-mix products of Dr Pepper Snapple Group, Inc. on a non-exclusive basis. The Coca-Cola Company establishes the prices charged to the Company for post-mix products of The Coca-Cola Company. In addition, the Company produces some products for sale to other Coca-Cola bottlers and CCR. These sales have lower margins but allow the Company to achieve higher utilization of its production equipment and facilities.

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

Beverage Agreements with Other Licensors.

The Company has beverage agreements with Dr Pepper Snapple Group, Inc. for Dr Pepper and Sundrop brands which are similar to those for the Cola and Allied Beverage Agreements. These beverage agreements are perpetual in nature but may be terminated by the Company upon 90 days notice. The price the beverage companies may charge for syrup or concentrate is set by the beverage companies from time to time. These beverage agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions.

The Company is distributing Monster brand energy drinks under a distribution agreement with Hansen Beverage Company, including Monster and Java Monster. The agreement contains provisions that are similar to the Cola and Allied Beverage Agreements with respect to pricing, promotion, planning, territory and trademark restrictions, transfer restrictions, and related matters as well as termination for cause provisions. The agreement has a 20 year term and will renew automatically. The agreement may be terminated without cause by either party. However, any such termination by Hansen Beverage Company requires compensation in the form of severance payments to the Company under the terms of the agreement.

The territories covered by beverage agreements with other licensors are not always aligned with the territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these agreements represented approximately 12%, 12% and 11% of the Company’s bottle/can volume to retail customers for 2010, 2009 and 2008, respectively.

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

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.5 million, $1.2 million and $1.4 million in 2010, 2009 and 2008, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished products through May 2014. Purchases from SAC by the Company for finished products were $131 million, $131 million and $142 million in 2010, 2009 and 2008, respectively, or 26.1 million cases, 25.0 million cases and 27.8 million cases of finished product, respectively.

Raw Materials

In addition to concentrates obtained from The Coca-Cola Company and other beverage companies for use in its beverage manufacturing, the Company also purchases sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials as well as equipment for the production, distribution and marketing of nonalcoholic beverages.

The Company purchases substantially all of its plastic bottles (12-ounce, 16-ounce, 20-ounce, 24-ounce, half-liter, 1-liter, 2-liter and 300 ml sizes) from manufacturing plants which are owned and operated by Southeastern

Container and Western Container, two entities owned by Coca-Cola bottlers including the Company. The Company currently obtains all of its aluminum cans (7.5-ounce, 12-ounce and 16-ounce sizes) from two domestic suppliers.

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

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2010, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 24% of the Company’s total bottle/can volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can volume to retail customers. Wal-Mart Stores, Inc. accounted for approximately 17% of the Company’s total net sales. The loss of either Wal-Mart Stores, Inc. or Food Lion, LLC as customers would have a material adverse effect on the Company. All of the Company’s beverage sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from The Coca-Cola Company in the last five years include Coca-Cola Zero, VAULT, Dasani flavors, Full Throttle and Gold Peak tea products. In 2007, the Company began distribution of three of its own products, Country Breeze tea, diet Country Breeze tea and Tum-E Yummies. In 2010, the Company began distribution of three additional Company-owned products, Bean & Body coffee beverage, Simmer and Bazza energy tea. In addition, the Company also began distribution of NOS® products (energy drinks from FUZE, a subsidiary of The Coca-Cola Company), juice products from FUZE and V8 products from Campbell during 2007. In the fourth quarter of 2007, the Company began distribution of glacéau products, a wholly-owned subsidiary of The Coca-Cola Company that produces branded enhanced beverages including vitaminwater and smartwater. The Company entered into a distribution agreement in October 2008 with subsidiaries of Hansen Natural Corporation, the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under this agreement, the Company began distributing Monster Energy drinks in certain of the Company’s territories in November 2008. New packaging introductions include the 7.5-ounce sleek can during 2010, the 2-liter contour bottle for Coca-Cola products during 2009 and the 20-ounce “grip” bottle during 2007. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package in select convenience stores and introduced it companywide in 2009. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw material costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. For example, there may be as many as 26 different packages for Diet Coke within a single geographic area. Bottle/can volume to retail customers during 2010 was approximately 46% cans, 53% bottles and 1% other containers.

Advertising in various media, primarily television and radio, is relied upon extensively in the marketing of the Company’s products. The Coca-Cola Company and Dr Pepper Snapple Group, Inc. (the “Beverage Companies”) make substantial expenditures on advertising in the Company’s territories. The Company has also benefited from national advertising programs conducted by the Beverage Companies. In addition, the Company expends substantial funds on its own behalf for extensive local sales promotions of the Company’s products. Historically, these expenses have been partially offset by marketing funding support which the Beverage Companies provide to the Company in support of a variety of marketing programs, such as point-of-sale displays and merchandising programs. However, the Beverage Companies are under no obligation to provide the Company with marketing funding support in the future.

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

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 85% of the Company’s bottle/can volume to retail customers in 2010. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At January 2, 2011, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

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

Employees

As of February 1, 2011, the Company had approximately 5,200 full-time employees, of whom approximately 420 were union members. The total number of employees, including part-time employees, was approximately 6,000. Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately .8% of the Company’s employees expired during 2010 and the Company entered into new agreements in 2010. Two collective bargaining agreements covering approximately 6% of the Company’s employees will expire during 2011.

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

Recently completed acquisitions of bottlers by their franchisors may lead to uncertainty in the Coca-Cola bottler system or adversely impact the Company.

The Coca-Cola Company recently acquired the North American operations of Coca-Cola Enterprises Inc., and the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is uncertain whether the transactions will have a material impact on the Company’s business and financial results.

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

Changes in the Company’s top customer relationships could impact revenues and profitability.

The Company is exposed to risks resulting from several large customers that account for a significant portion of its bottle/can volume and revenue. The Company’s two largest customers accounted for approximately 34% of the Company’s 2010 bottle/can volume to retail customers and approximately 24% of the Company’s total net sales. The loss of one or both of these customers could adversely affect the Company’s results of operations. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. The Company’s results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with these customers’ demands is significant. If receivables from one or more of these customers become uncollectible, the Company’s results of operations may be adversely impacted.

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

Approximately 88% of the Company’s bottle/can volume to retail customers in 2010 consisted of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s bottle/can volume to retail customers in 2010 consisted of products of other beverage companies and the Company’s own products. The Company must satisfy various requirements under its beverage agreements. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products.

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

The Coca-Cola Company’s and other beverage companies’ levels of advertising, marketing spending and product innovation directly impact the Company’s operations. While the Company does not believe there will be significant changes in the levels of marketing and advertising by the Beverage Companies, there can be no assurance that historic levels will continue. The Company’s volume growth will also continue to be dependent on product innovation by the Beverage Companies, especially The Coca-Cola Company. Decreases in marketing, advertising and product innovation by the Beverage Companies could adversely impact the profitability of the Company.

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

With the introduction of FUZE, Campbell and glacéau products into the Company’s portfolio during 2007 and Monster Energy products during 2008, the Company has become increasingly reliant on purchased finished goods from external sources versus the Company’s internal production. As a result, the Company is subject to incremental risk including, but not limited to, product availability, price variability, product quality and production capacity shortfalls for externally purchased finished goods.

Sustained increases in fuel prices or the inability of the Company to secure adequate supplies of fuel could have an adverse impact on the Company’s profitability.

The Company uses significant amounts of fuel in the distribution of its products. Events such as natural disasters or political or civil unrest could impact the supply of fuel and could impact the timely delivery of the Company’s products to its customers. While the Company is working to reduce fuel consumption, there can be no assurance that the Company will succeed in limiting future cost increases. Continued upward pressure in these costs could reduce the profitability of the Company’s operations.

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

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”), was also signed into law. The PPACA and the Reconciliation Act, when taken together, represent comprehensive healthcare reform legislation that will likely affect the cost associated with providing employer-sponsored medical plans. At this point, the Company is in the process of determining the impact this legislation will have on the Company’s employer-sponsored medical plans. Additionally, the PPACA and the Reconciliation Act include provisions that reduce the tax benefits available to employers that receive Medicare Part D subsidies.

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

None of the Company’s debt and capital lease obligations of $582.3 million as of January 2, 2011 were subject to changes in short-term interest rates. The Company’s $200 million revolving credit facility (“$200 million facility”) is subject to changes in short-term interest rates. On January 2, 2011, the Company had no outstanding borrowings on the $200 million facility. The Company’s pension and postretirement medical benefits costs are subject to changes in interest rates. If interest rates increase in the future, it could reduce the Company’s overall profitability.

The level of the Company’s debt could restrict the Company’s operating flexibility and limit the Company’s ability to incur additional debt to fund future needs.

As of January 2, 2011, the Company had $582.3 million of debt and capital lease obligations. The Company’s level of debt requires the Company to dedicate a substantial portion of the Company’s future cash flows from operations to the payment of principal and interest, thereby reducing the funds available to the Company for other purposes. The Company’s debt can negatively impact the Company’s operations by (1) limiting the Company’s ability and/or increasing the cost to obtain funding for working capital, capital expenditures and other general corporate purposes; (2) increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and (3) exposing the Company to a risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet the Company’s debt service requirements.

With the Company’s level of debt, access to the capital and credit markets is vital. The capital and credit markets can, at times, be volatile and tight as a result of adverse conditions such as those that caused the failure and near failure of a number of large financial services companies in late 2008. When the capital and credit markets experience volatility and the availability of funds is limited, the Company may incur increased costs associated with borrowing to meet the Company’s requirements. In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when the Company would like, or need, to do so, which could have an impact on the Company’s ability to refinance maturing debt and/or react to changing economic and business conditions.

The Company’s credit rating could be negatively impacted by changes to The Coca-Cola Company’s credit rating.

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

Recent volatility in the financial markets may negatively impact the Company’s ability to access the credit markets.

Capital and credit markets have become increasingly volatile as a result of adverse conditions that caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility, it is possible that the Company’s ability to access the credit markets may be limited by these factors at a time when the Company would like or need to do so. The Company repaid $176.7 million of debentures which matured in 2009. In 2009, the Company issued $110 million of new senior notes, borrowed from its $200 million facility and used cash flows generated by operations to fund the repayments. As of January 2, 2011, the Company had all $200 million available on its $200 million facility. The limitation of availability of funds could have an impact on the Company’s ability to refinance maturing debt, including the $200 million facility which matures in March 2012 and the $150 million Senior Notes due November 2012, and/or react to changing economic and business conditions.

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

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of certain of the Company’s products. If these types of requirements become applicable to one or more of the Company’s major products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

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

Approximately 7% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. Two collective bargaining agreements covering approximately .8% of the Company’s employees expired during 2010 and the Company entered into new agreements in 2010. Two collective bargaining agreements covering approximately 6% of the Company’s employees will expire during 2011.

The Company’s ability to change distribution methods and business practices could be negatively affected by United States Coca-Cola bottler system disputes.

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

Changes in accounting standards could affect the Company’s reported financial results.

New accounting standards or pronouncements that may become applicable to the Company from time to time, or changes in the interpretation of existing standards and pronouncements could have a significant effect on the Company’s reported results for the affected periods.

Obesity and other health concerns may reduce demand for some of the Company’s products.

Consumers, public health officials and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce the consumption of sugar, including sugar sparkling beverages. Increasing public concern about these issues; possible new taxes and governmental regulations concerning the marketing, labeling or availability of the Company’s beverages; and negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry relating to the marketing, labeling or sale of sugar sparkling beverages may reduce demand for these beverages, which could adversely affect the Company’s profitability.

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

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 85% of the total voting power of the Company’s outstanding capital stock. In addition, two members of the Harrison family, including Mr. Harrison, III, serve on the Board of Directors of the Company. As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. Additionally, as a result of the Harrison family’s significant beneficial ownership of the Company’s outstanding voting stock, the Company has relied on the “controlled company” exemption from certain corporate governance requirements of The Nasdaq Stock Market LLC. This concentration of ownership may have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price. It also limits other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions that the Company’s other stockholders may not view as beneficial.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal properties of the Company include its corporate headquarters, four production/distribution facilities and 43 sales distribution centers. The Company owns two production/distribution facilities and 37 sales distribution centers, and leases its corporate headquarters, two production/distribution facilities and six sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party. The lease has a fifteen year term and expires in December 2021. Rental payments for these facilities were $3.8 million in 2010.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party for a ten-year term which expired in December 2010. The Company modified the lease agreement with new terms starting on January 1, 2011. The modified lease agreement expires in December 2020. Rental payments under this lease totaled $3.2 million in 2010.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through December 2014. Rental payments under this lease totaled $.4 million in 2010.

The Company leases a 278,000 square foot warehouse which serves as additional space for its Charlotte, North Carolina distribution center. The lease requires monthly payments through March 2012. Rental payments under this lease totaled $.8 million in 2010.

The Company leases its 130,000 square foot sales distribution center in Lavergne, Tennessee. The lease requires monthly payments through August 2011. Rental payments under this lease totaled $.5 million in 2010.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The lease requires monthly payments through January 2017. Rental payments under this lease totaled $.4 million in 2010.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through July 2018. Rental payments under this lease totaled $.7 million in 2010.

The Company began leasing, in March 2009, a 75,000 square foot warehouse which serves as additional space for the Company’s Roanoke, Virginia distribution center. The lease requires monthly payments through March 2019. Rental payments under this lease totaled $.3 million in 2010.

In the first quarter of 2011, the Company entered into leases for two sales distribution centers. Each lease has a term of 15 years with various monthly rental payments. One lease is for a 233,000 square foot sales distribution center in Clayton, North Carolina which will replace the Company’s existing Raleigh, North Carolina sales distribution center. The second lease replaces the existing lease for the Lavergne, Tennessee sales distribution center. The lease increases the square footage from 130,000 square feet to 220,000 square feet and expires in 2026.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production facilities is indicated below:

Production Facilities

Percentage
Location	Utilization *

Charlotte, North Carolina	70%
Mobile, Alabama	58%
Nashville, Tennessee	61%
Roanoke, Virginia	68%

*	Estimated 2011 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of January 31, 2011 was as follows:

Sales Distribution Facilities

Number of
Region	Facilities

North Carolina	13
South Carolina	6
South Alabama	4
South Georgia	4
Middle Tennessee	4
Western Virginia	4
West Virginia	8

Total	43

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 1,900 vehicles in the sale and distribution of its beverage products, of which approximately 1,200 are route delivery trucks. In addition, the Company owns approximately 190,000 beverage dispensing and vending machines for the sale of its products in its bottling territories.

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

Not applicable.

Executive Officers of the Company

The following is a list of names and ages of all the executive officers of the Company indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 56, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

WILLIAM B. ELMORE, age 55, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

HENRY W. FLINT, age 56, is Vice Chairman of the Board of Directors of the Company, a position he has held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

STEVEN D. WESTPHAL,  age 56,  is Executive Vice President of Operations and Systems, a position to which he was appointed in September 2007. He was Chief Financial Officer from May 2005 to January 2008 and prior to that Vice President and Controller, a position he had held from November 1987.

WILLIAM J. BILLIARD, age 44, is Vice President of Operations Finance and Chief Accounting Officer. He was named Vice President of Operations Finance on November 1, 2010 and was appointed Chief Accounting Officer on February 20, 2006. Previously, he was also Vice President and Corporate Controller of the Company and was first employed by the Company on February 20, 2006. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

ROBERT G. CHAMBLESS, age 45, is Senior Vice President of Sales and Marketing, a position he has held since August 2010. Previously, he was Senior Vice President, Sales, a position he held since June 2008. He held the position of Vice President — Franchise Sales from early 2003 to June 2008 and Region Sales Manager for our Southern Division between 2000 and 2003. He was Sales Manager in the Company’s Columbia, South Carolina branch between 1997 and 2000. He has served the Company in several other positions prior to this position and was first employed by the Company in 1986.

CLIFFORD M. DEAL, III, age 49, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 55, is President, BYB Brands, Inc, a wholly-owned subsidiary of the Company that distributes and markets Tum-E Yummies and other products developed by the Company, a position he has held since July 2006. Prior to that he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

JAMES E. HARRIS, age 48, is Senior Vice President and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999 he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

UMESH M. KASBEKAR, age 53, is Senior Vice President of Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

LAUREN C. STEELE, age 56, is Vice President of Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

MICHAEL A. STRONG, age 57, is Senior Vice President of Human Resources, a position to which he was appointed in March 2011. Previously, he was Vice President of Human Resources, a position to which he was appointed in December 2009. He was Region Sales Manager for the North Carolina West Region from December 2006 to November 2009. Prior to that, he served as Division Sales Manager and General Manager as well as other key sales related positions. He joined the Company in 1985, and began his career with Coca-Cola Bottling Company in Mobile, Alabama.

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

	Fiscal Year
	2010		2009
	High	Low	High	Low

First quarter	$61.00	$48.38	$53.71	$37.75
Second quarter	59.38	46.07	58.18	46.14
Third quarter	54.60	45.51	58.00	47.14
Fourth quarter	60.46	52.56	55.28	43.21

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2009 and 2010. Common Stock and Class B Common Stock have participated equally in dividends since 1994.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 4, 2011, was 2,992 and 10, respectively.

On March 9, 2010, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

On March 8, 2011, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2010 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

The awards to Mr. Harrison, III were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 30, 2005 and ending January 2, 2011. The peer group is comprised of Dr Pepper Snapple Group, Inc., Coca-Cola Enterprises Inc., The Coca-Cola Company, Cott Corporation, National Beverage Corp. and PepsiCo, Inc. The Coca-Cola Company acquired Coca-Cola Enterprises Inc. on October 2, 2010.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on December 30, 2005 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Coca-Cola Bottling Co. Consolidated, the S&P 500 Index
and a Peer Group

	12/30/05	12/29/06	12/28/07	12/26/08	12/31/09	12/31/10
CCBCC	$100	$162	$143	$111	$136	$143
S&P 500	$100	$116	$122	$77	$97	$112
Peer Group	$100	$115	$148	$107	$136	$158

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended January 2, 2011. The data for the five years ended January 2, 2011 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Risk Factors” set forth in Item 1A.

SELECTED FINANCIAL DATA*

	Fiscal Year**
In thousands (except per share data)	2010	2009	2008	2007	2006

Summary of Operations
Net sales	$1,514,599	$1,442,986	$1,463,615	$1,435,999	$1,431,005

Cost of sales	873,783	822,992	848,409	814,865	808,426
Selling, delivery and administrative expenses	544,498	525,491	555,728	539,251	537,915

Total costs and expenses	1,418,281	1,348,483	1,404,137	1,354,116	1,346,341

Income from operations	96,318	94,503	59,478	81,883	84,664
Interest expense, net	35,127	37,379	39,601	47,641	50,286

Income before taxes	61,191	57,124	19,877	34,242	34,378
Income tax provision	21,649	16,581	8,394	12,383	7,917

Net income	39,542	40,543	11,483	21,859	26,461
Less: Net income attributable to the noncontrolling interest	3,485	2,407	2,392	2,003	3,218

Net income attributable to Coca-Cola Bottling Co. Consolidated	$36,057	$38,136	$9,091	$19,856	$23,243

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.93	$4.16	$.99	$2.18	$2.55
Class B Common Stock	$3.93	$4.16	$.99	$2.18	$2.55
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.91	$4.15	$.99	$2.17	$2.55
Class B Common Stock	$3.90	$4.13	$.99	$2.17	$2.54
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding:
Common Stock	7,141	7,072	6,644	6,644	6,643
Class B Common Stock	2,040	2,092	2,500	2,480	2,460
Weighted average number of common shares outstanding — assuming dilution:
Common Stock	9,221	9,197	9,160	9,141	9,120
Class B Common Stock	2,080	2,125	2,516	2,497	2,477
Year-End Financial Position
Total assets	$1,307,622	$1,283,077	$1,315,772	$1,291,799	$1,364,467

Current portion of debt	—	—	176,693	7,400	100,000

Current portion of obligations under capital leases	3,866	3,846	2,781	2,602	2,435

Obligations under capital leases	55,395	59,261	74,833	77,613	75,071

Long-term debt	523,063	537,917	414,757	591,450	591,450

Total equity of Coca-Cola Bottling Co. Consolidated	127,895	116,291	76,309	120,504	93,953

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

**	All years presented are 52-week fiscal years except 2009 which was a 53-week year. The estimated net sales, gross margin and selling, delivery and administrative expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) of Coca-Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•	Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the three years ended 2010.

•	Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for the three years presented in the consolidated financial statements.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of the last two years as presented in the consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.

The fiscal years presented are the 52-week period ended January 2, 2011 (“2010”), the 53-week period ended January 3, 2010 (“2009”) and the 52-week period ended December 28, 2008 (“2008”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Noncontrolling interest primarily consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Piedmont is the Company’s only significant subsidiary that has a noncontrolling interest. Noncontrolling interest income of $3.5 million in 2010, $2.4 million in 2009, and $2.4 million in 2008 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $56.5 million and $52.8 million at January 2, 2011 and January 3, 2010, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of $.2 million on uninsured cold drink equipment. This loss was offset by gains of $1.1 million for the excess of insurance proceeds received as compared to the net book value of equipment damaged as a result of the flood. In 2010, the Company received $7.1 million in insurance proceeds related to losses from the flood. The Company does not expect to incur any additional significant expenses related to the Nashville area flood.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages, including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks. The Company had net sales of $1.5 billion in 2010.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 83% of the Company’s 2010 bottle/can net sales.

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

The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA, Inc. (“CCR”) and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. In M,D&A, references to “CCR” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. The Coca-Cola Company had a significant equity interest in CCE prior to the acquisition. In addition, the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is unknown whether the transactions will have a material impact on the Company’s business and financial results.

The Company’s net sales by product category were as follows:

	Fiscal Year
In thousands	2010	2009	2008

Bottle/can sales:
Sparkling beverages (including energy products)	$1,031,423	$1,006,356	$1,011,656
Still beverages	213,570	202,079	225,618

Total bottle/can sales	1,244,993	1,208,435	1,237,274

Other sales:
Sales to other Coca-Cola bottlers	140,807	131,153	128,651
Post-mix and other	128,799	103,398	97,690

Total other sales	269,606	234,551	226,341

Total net sales	$1,514,599	$1,442,986	$1,463,615

Areas of Emphasis

Key priorities for the Company include revenue management, product innovation and beverage portfolio expansion, distribution cost management, and productivity.

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company began distributing Monster Energy drinks in certain of the Company’s territories beginning in November 2008. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package in select convenience stores and introduced it companywide in 2009. New packaging introductions include the 7.5-ounce sleek can in 2010 and the 2-liter contour bottle for Coca-Cola products during 2009.

In October 2008, the Company entered into a distribution agreement with Hansen Beverage Company (“Hansen”), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the United States energy drink category. Under this agreement, the Company has the right to distribute Monster Energy drinks in certain of the Company’s territories. The agreement has a term of 20 years and can be terminated by either party under certain circumstances, subject to a termination penalty in certain cases. In conjunction with the execution of this agreement, the Company was required to pay Hansen $2.3 million. This amount equals the amount that Hansen was required to pay to the existing distributors of Monster Energy drinks to terminate the prior distribution agreements. The Company has recorded the payment to Hansen as distribution rights and will amortize the amount on a straight-line basis to selling, delivery and administrative (“S,D&A”) expenses over the initial 20-year term of the agreement.

The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze tea, diet Country Breeze tea, Bean & Body, Simmer and Bazza energy tea. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusively licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $187.2 million, $188.9 million and $201.6 million in 2010, 2009 and 2008, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The comparison of operating results for 2010, 2009 and 2008 are affected by the impact of one additional selling week in 2009 due to the Company’s fiscal year ending on the Sunday closest to December 31. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

The following are certain items that affect the comparability of the financial results presented below:

2010

•	a $3.8 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging program;

•	a $.9 million pre-tax favorable adjustment to cost of sales related to the gain on the replacement of flood damaged production equipment;

•	a $1.4 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program;

•	a $3.7 million pre-tax unfavorable adjustment to S,D&A expenses related to the impairment/accelerated depreciation of property, plant and equipment;

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to the Medicare Part D subsidy; and

•	a $1.7 million credit to income tax expense related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statutes of limitations.

2009

•	a $10.5 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging programs;

•	a $3.6 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2009 and 2010 fuel hedging program;

•	a $5.4 million credit to income tax expense related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statutes of limitations; and

•	a $1.7 million credit to income tax expense related to the agreement with a state tax authority to settle certain prior tax positions.

2008

•	a $14.0 million pre-tax charge to freeze the Company’s liability to the Central States, Southeast and Southwest Areas Pension Fund (“Central States”), a multi-employer pension fund, while preserving the pension benefits previously earned by Company employees covered by the plan and the expense to settle a strike by the employees covered by this plan;

•	a $4.6 million pre-tax charge for restructuring expense related to the Company’s plan initiated in the third quarter of 2008 to reorganize the structure of its operating units and support services, which resulted in the elimination of approximately 350 positions; and

•	a $2.0 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2009 fuel hedging program.

The following overview summarizes key information concerning the Company’s financial results for 2010 compared to 2009 and 2008.

	Fiscal Year
In thousands (except per share data)	2010	2009	2008

Net sales	$1,514,599	$1,442,986	$1,463,615
Gross margin	640,816	619,994	615,206
S,D&A expenses	544,498	525,491	555,728
Income from operations	96,318	94,503	59,478
Interest expense, net	35,127	37,379	39,601
Income before taxes	61,191	57,124	19,877
Income tax provision	21,649	16,581	8,394
Net income	39,542	40,543	11,483
Net income attributable to the Company	36,057	38,136	9,091
Basic net income per share:
Common Stock	$3.93	$4.16	$.99
Class B Common Stock	$3.93	$4.16	$.99
Diluted net income per share:
Common Stock	$3.91	$4.15	$.99
Class B Common Stock	$3.90	$4.13	$.99

The Company’s net sales grew 3.5% from 2008 to 2010. The net sales increase was primarily due to a $21.2 million increase in sales of the Company’s own brand portfolio and an increase in bottle/can volume. The increase in sales of the Company’s own brand portfolio was primarily due to distribution by CCR of the Company’s Tum-E Yummies products beginning in the first quarter of 2010. The increase in bottle/can volume was primarily due to volume increase in all beverages except bottled water.

Gross margin dollars increased 4.2% from 2008 to 2010. The Company’s gross margin as a percentage of net sales increased from 42.0% in 2008 to 42.3% in 2010. The increase in gross margin percentage was primarily due to lower raw material costs. Raw material costs, including packaging and fuel, have begun to rise significantly in 2011.

S,D&A expenses decreased 2% from 2008 to 2010. The decrease in S,D&A expenses was primarily the result of decreases in fuel costs, depreciation expense, casualty and property insurance expense, restructuring costs and the charge in 2008 to freeze the Company’s liability to Central States. This was partially offset by increases in salaries and wages (including bonus and incentive expense) and employee benefits costs, primarily pension expense.

Interest expense, net decreased 11.3% in 2010 compared to 2008. The decrease was primarily due to lower borrowing levels. The Company’s overall weighted average interest rate was 5.9% for 2010 compared to 5.7% for 2008.

Income tax expense increased 158% from 2008 to 2010. The increase was primarily due to greater pre-tax earnings. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, was 35.4% for 2010 compared to 42.2% for 2008. The effective tax rates differ from statutory rates as a result of adjustments to the reserve for uncertain tax positions, adjustments to the deferred tax asset valuation allowance and nondeductible items. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes less net income attributable to the noncontrolling interest, was 37.5% for 2010 compared to 48.0% for 2008.

Net debt and capital lease obligations were summarized as follows:

	Jan. 2,	Jan. 3,	Dec. 28,
In thousands	2011	2010	2008

Debt	$523,063	$537,917	$591,450
Capital lease obligations	59,261	63,107	77,614

Total debt and capital lease obligations	582,324	601,024	669,064
Less: Cash, cash equivalents and restricted cash	49,372	22,270	45,407

Total net debt and capital lease obligations(1)	$532,952	$578,754	$623,657

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

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

The Company did not make changes in any critical accounting policies during 2010. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

During the third quarter of 2010, the Company performed a review of property, plant and equipment for potential impairment of held-for-sale assets. As a result of this review, $.4 million was recorded to impairment expense for four Company-owned sales distribution centers held-for-sale. During the fourth quarter of 2010, market analysis of another sales distribution center held-for-sale resulted in a $.5 million impairment expense.

During the fourth quarter of 2010, the Company determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities. Due to this relocation, the Company recorded impairment and accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Company’s Sumter, South Carolina property.

In the third and fourth quarters of 2010, the Company also recorded accelerated depreciation of $.5 million for property, plant and equipment which is scheduled to be replaced in the first quarter of 2011.

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

Impairment Testing of Franchise Rights and Goodwill

Generally accepted accounting principles (GAAP) requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test as of the first day of the fourth quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions that could result in impairment.

For the annual impairment analysis of franchise rights in 2008, the fair value for the Company’s franchise rights was estimated using a discounted cash flows approach. This approach involved projecting future cash flows attributable to the franchise rights and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value was compared to the carrying value on an aggregated basis. For the annual impairment analysis of franchise rights in 2009 and 2010, the Company utilized the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is starting new owning only franchise rights and makes investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is then compared to the carrying value on an aggregated basis. As a result of these analyses, there was no impairment of the Company’s recorded franchise rights in 2010, 2009 or 2008. In addition to the discount rate, the estimated fair value includes a number of assumptions such as cost of investment to build a comparable operation, projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the cash flows attributable to franchise rights could materially impact the fair value estimate.

The Company has determined that it has one reporting unit for purposes of assessing goodwill for potential impairment. For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches:

•	market value, using the Company’s stock price plus outstanding debt;

•	discounted cash flow analysis; and

•	multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill will be considered not to be impaired and the second step of the GAAP impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2010, 2009 or 2008. The Company does not believe that the reporting unit is at risk of impairment in the future. The discounted cash flow analysis includes a number of assumptions such as weighted average cost of capital, projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimates.

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined that there has not been an interim impairment trigger since the first day of the fourth quarter of 2010 annual test date.

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

In addition to a valuation allowance related to net operating loss carryforwards, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statutes of limitations and/or settlements with individual state or federal jurisdictions may result in material adjustments to these estimates in the future. The Company recorded adjustments to its valuation allowance and reserve for uncertain tax positions in 2010, 2009 and 2008 as a result of settlements reached on a basis more favorable than previously estimated.

Revenue Recognition

Revenues are recognized when finished products are delivered to customers and both title and the risks and benefits of ownership are transferred, price is fixed and determinable, collection is reasonably assured and, in the case of full service vending, when cash is collected from the vending machines. Appropriate provision is made for uncollectible accounts.

The Company receives service fees from The Coca-Cola Company related to the delivery of fountain syrup products to The Coca-Cola Company’s fountain customers. In addition, the Company receives service fees from The Coca-Cola Company related to the repair of fountain equipment owned by The Coca-Cola Company. The fees received from The Coca-Cola Company for the delivery of fountain syrup products to their customers and the repair of their fountain equipment are recognized as revenue when the respective services are completed. Service revenue only represents approximately 1% of net sales.

Revenues do not include sales or other taxes collected from customers.

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 2, 2011, these letters of credit totaled $23.1 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009. This was reduced to $3.5 million in the second quarter of 2010.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering substantially all full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans was 5.5% in 2010 and 6.0% in 2009. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the nonunion plan effective June 30, 2006. Annual pension costs were $5.7 million expense in 2010, $11.2 million expense in 2009 and $2.3 million income in 2008. The decrease in pension plan expense in 2010 compared to 2009 is primarily due to investment returns in 2009 that exceeded the expected rate of return. The large increase in pension expense in 2009 was primarily due to a significant decrease in the fair market value of pension plan assets in 2008.

Annual pension expense is estimated to be approximately $3 million in 2011.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In thousands	.25% Increase	.25% Decrease

(Decrease) increase in:
Projected benefit obligation at January 2, 2011	$(8,855)	$9,393
Net periodic pension cost in 2010	(755)	802

The weighted average expected long-term rate of return of plan assets was 8% for 2010, 2009 and 2008. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at January 2, 2011 and January 3, 2010, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets was a gain of 12.10% for 2010, a gain of 24.52% for 2009 and a loss of 28.6% for 2008.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 5.75% and 5.25% in 2009 and 2010, respectively. The discount rate for 2010 was derived using the Citigroup Pension Discount Curve which is a set of yields on hypothetical double-A zero-coupon bonds with maturities up to 30 years. Projected benefit payouts from each plan are matched to the Citigroup Pension Discount Curve and an equivalent flat discount rate is derived and then rounded to the nearest quarter percent.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	.25% Increase	.25% Decrease

Increase (decrease) in:
Postretirement benefit obligation at January 2, 2011	$1,546	$(1,474)
Service cost and interest cost in 2010	15	(16)

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease

Increase (decrease) in:
Postretirement benefit obligation at January 2, 2011	$6,536	$(5,783)
Service cost and interest cost in 2010	289	(255)

New Accounting Pronouncements

Recently Issued Pronouncements

In June 2009, the FASB issued new guidance which eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitization when a transferor has not surrendered control over the transferred financial assets. The new guidance was effective for annual reporting periods that began after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The new guidance was effective for annual reporting periods that began after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for the Company in the first quarter of 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the Level 3 requirements of the new guidance effective the first quarter of 2011 to have a material impact on the Company’s consolidated financial statements.

Results of Operations

2010 Compared to 2009

The comparison of operating results for 2010 to the operating results for 2009 are affected by the impact of one additional selling week in 2009 due to the Company’s fiscal year ending on the Sunday closest to December 31. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

A summary of key information concerning the Company’s financial results for 2010 and 2009 follows:

	Fiscal Year
In thousands (except per share data)	2010		2009		Change	% Change

Net sales	$1,514,599		$1,442,986		$71,613	5.0
Gross margin	640,816	(1)(2)	619,994	(6)	20,822	3.4
S,D&A expenses	544,498	(3)(4)	525,491	(7)	19,007	3.6
Interest expense, net	35,127		37,379		(2,252)	(6.0)
Income before taxes	61,191		57,124		4,067	7.1
Income tax provision	21,649	(5)	16,581	(8)	5,068	30.6
Net income	39,542	(1)(2)(3)(4)(5)	40,543	(6)(7)(8)	(1,001)	(2.5)
Net income attributable to the noncontrolling interest	3,485		2,407		1,078	44.8
Net income attributable to Coca-Cola Bottling Co. Consolidated	36,057	(1)(2)(3)(4)(5)	38,136	(6)(7)(8)	(2,079)	(5.5)
Basic net income per share:
Common Stock	$3.93		$4.16		$(.23)	(5.5)
Class B Common Stock	$3.93		$4.16		$(.23)	(5.5)
Diluted net income per share:
Common Stock	$3.91		$4.15		$(.24)	(5.8)
Class B Common Stock	$3.90		$4.13		$(.23)	(5.6)

(1)	Results in 2010 included an unfavorable mark-to-market adjustment of $3.8 million (pre-tax), or $2.3 million after tax, related to the Company’s aluminum hedging program, which was reflected as an increase in cost of sales.

(2)	Results in 2010 included a credit of $.9 million (pre-tax), or $.6 million after tax, related to the gain on the replacement of flood damaged equipment, which was reflected as a reduction in cost of sales.

(3)	Results in 2010 included an unfavorable mark-to-market adjustment of $1.4 million (pre-tax), or $0.9 million after tax, related to the Company’s fuel hedging program, which was reflected as an increase in S,D&A expenses.

(4)	Results in 2010 included a debit of $3.7 million (pre-tax), or $2.2 million after tax, related to the impairment/accelerated depreciation of property, plant and equipment, which was reflected as an increase in S,D&A expenses.

(5)	Results in 2010 included a credit of $1.7 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the lapse of applicable statutes of limitations, which was reflected as a reduction to the income tax provision and a debit of $.5 million related to the impact of the change in the tax law eliminating the tax deduction for Medicare Part D subsidy, which was reflected as an increase to the income tax provision.

(6)	Results in 2009 included a favorable mark-to-market adjustment of $10.5 million (pre-tax), or $6.4 million after tax, related to the Company’s aluminum hedging program, which was reflected as a reduction in cost of sales.

(7)	Results in 2009 included a favorable mark-to-market adjustment of $3.6 million (pre-tax), or $2.2 million after tax, related to the Company’s fuel hedging program, which was reflected as a reduction in S,D&A expenses.

(8)	Results in 2009 included a credit of $1.7 million related to the Company’s agreement with a taxing authority to settle certain prior tax positions, which was reflected as a reduction to the income tax provision and a credit of $5.4 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the lapse of applicable statutes of limitations, which was reflected as a reduction to the income tax provision.

Net Sales

Net sales increased $71.6 million, or 5.0%, to $1.51 billion in 2010 compared to $1.44 billion in 2009. The increase in net sales from 2010 to 2009 was a result of the following:

Amount	Attributable to:
(In millions)

$52.8	4.4% increase in bottle/can volume primarily due to a volume increase in all beverages
18.8	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(16.2)	1.3% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories except diet sparkling beverages
6.1	4.5% increase in sales price per unit for sales to other Coca-Cola bottlers
3.6	2.7% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
1.8	Increase in fees to facilitate distribution of certain brands
1.3	1.8% increase in sales price per unit for post-mix sales
3.4	Other

$71.6	Total increase in net sales

The immediate consumption business sales volume increased by 4.7% driven by the Company’s 16/24 ounce convenience store strategy and the Company’s focus on on-premise accounts. Future consumption business sales volume increased by 4.2% primarily due to volume increases in the food stores.

In 2010, the Company’s bottle/can sales to retail customers accounted for 82% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The decrease in the Company’s bottle/can net price per unit in

2010 compared to 2009 was primarily due to sales price decreases in all product categories, except diet sparkling beverages.

Product category sales volume in 2010 and 2009 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales
Product Category	2010	2009	Volume % Increase

Sparkling beverages (including energy products)	85.0%	86.5%	2.6
Still beverages	15.0%	13.5%	15.7

Total bottle/can volume	100.0%	100.0%	4.4

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2010, approximately 69% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 24% of the Company’s total bottle/can volume during 2010 and accounted for approximately 17% of the Company’s total net sales during 2010. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can volume in 2010. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $7.5 million in 2010 and $7.8 million in 2009. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 6.2%, or $50.8 million, to $873.8 million in 2010 compared to $823.0 million in 2009.

The increase in cost of sales for 2010 compared to 2009 was principally attributable to the following:

Amount	Attributable to:
(In millions)

$31.1	4.4% increase in bottle/can volume primarily due to a volume increase in all beverages
(18.9)	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
13.5	Increase in cost due to the Company’s aluminum hedging program
12.6	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
3.4	2.7% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
1.0	Decrease in marketing funding support received primarily from The Coca-Cola Company
(0.9)	Gain on the replacement of flood damaged production equipment
9.0	Other

$50.8	Total increase in cost of sales

The Company entered into an agreement (the “Incidence Pricing Agreement”) with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price The Coca-Cola Company charges under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. For 2009 and 2010, the Company continued to utilize the incidence pricing model, and the Incidence Pricing Agreement has been extended through December 31, 2011 under the same terms as 2010 and 2009.

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

Raw material costs, including packaging and fuel, have begun to rise significantly in 2011.

The Company’s production facility located in Nashville, Tennessee was damaged by a flood in May 2010. The Company recorded a gain of $.9 million from the replacement of production equipment damaged by the flood. The gain was based on replacement value insurance coverage that exceeded the net book value of the damaged production equipment.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $53.6 million in 2010 compared to $54.6 million in 2009.

Gross Margin

Gross margin dollars increased 3.4%, or $20.8 million, to $640.8 million in 2010 compared to $620.0 million in 2009. Gross margin as a percentage of net sales decreased to 42.3% in 2010 from 43.0% in 2009.

The increase in gross margin for 2010 compared to 2009 was primarily the result of the following:

Amount	Attributable to:
(In millions)

$21.7	4.4% increase in bottle/can volume primarily due to a volume increase in all beverages
18.9	Decrease in raw material costs such as concentrate, aluminum and high fructose corn syrup
(16.2)	1.3% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories except diet sparkling beverages
(13.5)	Increase in cost due to the Company’s aluminum hedging program
6.2	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
6.1	4.5% increase in sales price per unit for sales to other Coca-Cola bottlers
1.4	Increase in fees to facilitate distribution of certain brands
1.3	1.8% increase in sales price per unit for post-mix sales
(1.0)	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.9	Gain on the replacement of flood damaged production equipment
0.2	2.7% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
(5.2)	Other

$20.8	Total increase in gross margin

The decrease in gross margin percentage was primarily due to lower sales price per bottle/can unit and increased cost due to the Company’s aluminum hedging program.

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

S,D&A expenses increased by $19.0 million, or 3.6%, to $544.5 million in 2010 from $525.5 million in 2009. S,D&A expenses as a percentage of sales decreased to 35.9% in 2010 from 36.4% in 2009.

The increase in S,D&A expenses for 2010 compared to 2009 was primarily due to the following:

Amount	Attributable to:
(In millions)

$7.2	Payments to employees participating in Company auto allowance program (implemented in phases beginning in the second quarter of 2009)
5.3	Increase in employee salaries including bonus and incentive expense
4.9	Increase in fuel costs primarily due to mark-to-market adjustment on fuel hedging ($3.6 million gain in YTD 2009 as compared to $1.4 million loss in YTD 2010)
(3.9)	Decrease in employee benefit costs primarily due to decreased pension expense
3.7	Impairment/accelerated depreciation of property, plant and equipment
(3.5)	Decrease in property and casualty insurance expense
2.7	Increase in professional fees primarily due to consulting project support
(2.6)	Decrease in bad debt expense due to improvement in customer trade receivable portfolio performance
2.1	Increase in marketing expense
(2.0)	Decrease in depreciation expense primarily due to new auto allowance program
5.1	Other

$19.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $187.2 million and $188.9 million in 2010 and 2009, respectively.

The net impact of the Company’s fuel hedging program was to increase fuel costs by $1.7 million in 2010 and decrease fuel costs by $2.4 million in 2009.

During the third quarter of 2010, the Company performed a review of property, plant and equipment for potential impairment of held-for-sale assets. As a result of this review, $.4 million was recorded to impairment expense for four Company-owned sales distribution centers held-for-sale. During the fourth quarter of 2010, market analysis of another sales distribution center held-for-sale resulted in a $.5 million impairment expense. During the fourth quarter of 2010, the Company determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities. Due to this relocation, the Company recorded impairment and accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Company’s Sumter, South Carolina property. In the third and fourth quarters of 2010, the Company also recorded accelerated depreciation of $.5 million for property, plant and equipment which is scheduled to be replaced in the first quarter of 2011.

Primarily due to the performance of the Company’s pension plan investments during 2009, the Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $4.8 million from $9.7 million in 2009 to $4.9 million in 2010.

The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintained the option to match its employees’ 401(k) Savings Plan contributions based on the financial results for 2009. The Company subsequently decided to match the first 5% of its employees’ contributions (consistent with the first quarter of 2009 matching contribution percentage) for the entire year of 2009. The Company matched the first 3% of its employees’ contribution for 2010. The Company maintained the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2010. The additional 2% matching was paid as follows: the first quarter paid in the second quarter, the second quarter paid in the third quarter, the third quarter paid in the fourth quarter and the fourth quarter paid in the first quarter of 2011. The Company accrued $.7 million in the fourth quarter for the payment in the first quarter of 2011. The total expense for this benefit was $8.7 million and $8.6 million in 2010 and 2009, respectively.

Interest Expense

Interest expense, net decreased 6.0%, or $2.3 million in 2010 compared to 2009. The decrease in interest expense, net in 2010 was primarily due to lower levels of borrowing. The Company’s overall weighted average interest rate increased to 5.9% during 2010 from 5.8% in 2009. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2010 and 2009 was 35.4% and 29.0%, respectively. The increase in the effective tax rate for 2010 resulted primarily from a lower reduction in the reserve for uncertain tax positions in 2010 as compared to 2009 and the elimination of the tax deduction associated with Medicare Part D subsidy as required by the Patient Protection and Affordable Care Act enacted on March 23, 2010 and the Health Care and Education Reconciliation Act of 2010 enacted on March 30, 2010. During 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for 2010 and 2009 was 37.5% and 30.3%, respectively.

In the first quarter of 2009, the Company reached an agreement with a taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense of approximately $1.7 million. In the third quarter of 2009, the Company reduced its liability for uncertain tax positions by $5.4 million. The net effect of the adjustment was a decrease to income tax expense of approximately $5.4 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. In the third quarter of 2010, the Company reduced its liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense of approximately $1.7 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. See Note 14 to the consolidated financial statements for additional information.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to the noncontrolling interest of $3.5 million in 2010 compared to $2.4 million in 2009 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

2009 Compared to 2008

The comparison of operating results for 2009 to the operating results for 2008 are affected by the impact of one additional selling week in 2009 due to the Company’s fiscal year ending on the Sunday closest to December 31. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

A summary of key information concerning the Company’s financial results for 2009 compared to 2008 follows:

	Fiscal Year
In thousands (except per share data)	2009		2008		Change	% Change

Net sales	$1,442,986		$1,463,615		$(20,629)	(1.4)
Gross margin	619,994	(1)	615,206		4,788	0.8
S,D&A expenses	525,491	(2)	555,728	(4)	(30,237)	(5.4)
Interest expense, net	37,379		39,601		(2,222)	(5.6)
Income before taxes	57,124		19,877		37,247	187.4
Income tax provision	16,581	(3)	8,394		8,187	97.5
Net income	40,543	(1)(2)(3)	11,483	(4)	29,060	NM
Net income attributable to the noncontrolling interest	2,407		2,392		15	0.6
Net income attributable to Coca-Cola Bottling Co. Consolidated	38,136	(1)(2)(3)	9,091	(4)	29,045	NM
Basic net income per share:
Common Stock	$4.16		$.99		$3.17	NM
Class B Common Stock	$4.16		$.99		$3.17	NM
Diluted net income per share:
Common Stock	$4.15		$.99		$3.16	NM
Class B Common Stock	$4.13		$.99		$3.14	NM

(1)	Results in 2009 included a favorable mark-to-market adjustment of $10.5 million (pre-tax) or $6.4 million after tax, related to the Company’s aluminum hedging program, which was reflected as a reduction in cost of sales.

(2)	Results in 2009 included a favorable mark-to-market adjustment of $3.6 million (pre-tax), or $2.2 million after tax, related to the Company’s fuel hedging program, which was reflected as a reduction in S,D&A expenses.

(3)	Results in 2009 included a credit of $1.7 million related to the Company’s agreement with a taxing authority to settle certain prior tax positions, which was reflected as a reduction to the income tax provision and a credit of $5.4 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the lapse of applicable statutes of limitations, which was reflected as a reduction to the income tax provisions.

(4)	Results in 2008 included restructuring costs of $4.6 million (pre-tax), or $2.4 million after tax, related to the Company’s plan to reorganize the structure of its operating units and support services and resulted in the elimination of approximately 350 positions, which were reflected as an increase in S,D&A expenses; a charge of $14.0 million (pre-tax), or $7.3 million after tax, to freeze the Company’s liability to the Central States pension plan and to settle a strike by employees covered by this plan, while preserving the pension benefits previously earned by these employees, which was reflected as an increase in S,D&A expenses; and a charge of $2.0 million (pre-tax), or $1.0 million after tax, related to the Company’s 2009 fuel hedging program, which was reflected as an increase in S,D&A expenses.

Net Sales

Net sales decreased $20.6 million, or 1.4%, to $1.44 billion in 2009 compared to $1.46 billion in 2008. The decrease in net sales for 2009 compared to 2008 was a result of the following:

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

In 2009, the Company’s bottle/can sales to retail customers accounted for 84% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net price per unit in 2009 compared to 2008 was primarily due to sales price increases in all product categories, except enhanced water products, and increases in sales volume of energy products which have a higher sales price per unit, partially offset by decreases in sales of higher price packages (primarily in the convenience store and cold drink channels) and a lower sales price per unit for bottled water.

Product category sales volume in 2009 and 2008 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	2009	2008	% Decrease

Sparkling beverages (including energy products)	86.5%	84.6%	(1.7)
Still beverages	13.5%	15.4%	(12.4)

Total bottle/can volume	100.0%	100.0%	(3.4)

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

The decrease in cost of sales for 2009 compared to 2008 was principally attributable to the following:

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

The increase in gross margin for 2009 compared to 2008 was primarily the result of the following:

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

The decrease in S,D&A expenses for 2009 compared to 2008 was primarily due to the following:

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

The Company entered into a new agreement with a collective bargaining unit in the third quarter of 2008. The collective bargaining unit represents approximately 270 employees, or approximately 4% of the Company’s total workforce. The new agreement allowed the Company to freeze its liability to Central States, a multi-employer pension fund, while preserving the pension benefits previously earned by the employees. As a result of the new agreement, the Company recorded a charge of $13.6 million in 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under this agreement. The remaining $10.6 million is the present value amount, using a discount rate of 7%, which will be paid under the agreement and has been recorded in other liabilities. The Company will pay approximately $1 million annually over the next 20 years to Central States. The Company will also make future contributions on behalf of these employees to the Southern States, a multi-employer defined contribution plan. In addition, the Company incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.

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

Income Taxes

The Company’s effective income tax rate as calculated by dividing income tax expense by income before income taxes for 2009 was 29.0% compared to 42.2% in 2008. The lower effective income tax rate for 2009 resulted primarily from a decrease in the Company’s reserve for uncertain tax positions. The Company’s effective tax rate as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest was 30.3% for 2009 compared to 48.0% for 2008. See Note 14 of the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to the noncontrolling interest of $2.4 million in both 2009 and 2008 related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.31 billion at January 2, 2011 from $1.28 billion at January 3, 2010 primarily due to increases in cash and cash equivalents and accounts receivable offset by decreases in property, plant and equipment, net, leased property under capital leases, net and in prepaid expenses and other current assets. Property, plant and equipment, net decreased primarily due to lower levels of capital spending over the past several years. Leased property under capital leases, net decreased due to the amortization expense.

Net working capital, defined as current assets less current liabilities, increased by $19.7 million to $88.0 million at January 2, 2011 from $68.3 million at January 3, 2010.

Significant changes in net working capital from January 3, 2010 to January 2, 2011 were as follows:

•	An increase in cash and cash equivalents of $28.1 million primarily due to funds generated from operations.

•	A decrease in prepaid expenses and other current assets of $9.3 million primarily due to transactions related to the Company’s hedging programs.

•	An increase in accounts receivable from and a decrease in accounts payable to The Coca-Cola Company of $8.0 million and $2.8 million, respectively, primarily due to the timing of payments.

•	An increase in other accrued liabilities of $7.5 million primarily due to an increase in accrued marketing cost.

•	An increase in accounts payable, trade of $5.1 million primarily due to the timing of payments.

Debt and capital lease obligations were $582.3 million as of January 2, 2011 compared to $601.0 million as of January 3, 2010. Debt and capital lease obligations as of January 2, 2011 and January 3, 2010 included $59.2 million and $63.1 million, respectively, of capital lease obligations related primarily to Company facilities.

Contributions to the Company’s pension plans were $9.5 million and $10.1 million in 2010 and 2009, respectively. The Company anticipates that contributions to the principal Company-sponsored pension plan in 2011 will be in the range of $7 million to $10 million.

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

As of January 2, 2011, the Company had all $200 million available under its $200 million facility to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants and has been throughout 2010.

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

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of January 2, 2011, $523.1 million of the Company’s total outstanding balance of debt and capital lease obligations of $582.3 million was financed through publicly offered debt. The Company had capital lease obligations of $59.2 million as of January 2, 2011. There were no amounts outstanding on the $200 million facility or the Company’s uncommitted line of credit as of January 2, 2011. The Company’s $200 million facility matures in March 2012. The Company intends to negotiate a new revolving credit facility during 2011 to provide ongoing liquidity to the Company.

Cash Sources and Uses

The primary sources of cash for the Company has been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of cash activity for 2010 and 2009 follows:

	Fiscal Year
In millions	2010	2009

Cash sources
Cash provided by operating activities (excluding income tax and pension payments)	$116.0	$103.4
Proceeds from insurance on flood damage	7.1	—
Proceeds from $200 million facility	—	15.0
Proceeds from issuance of debt	—	108.1
Proceeds from the reduction of restricted cash	1.0	—
Proceeds from the sale of property, plant and equipment	1.8	8.3

Total cash sources	$125.9	$234.8

Cash uses
Capital expenditures	$46.2	$43.3
Investment in restricted cash	—	4.5
Payment on $200 million facility	15.0	—
Debt issuance costs	—	1.0
Pension payments	9.5	10.1
Payment of capital lease obligations	3.8	3.3
Payment of current maturities on long-term debt	—	176.7
Income tax payments	14.1	13.8
Dividends	9.2	9.2
Other	—	.5

Total cash uses	$97.8	$262.4

Increase (decrease) in cash	$28.1	$(27.6)

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $15 million and $20 million in 2011.

Investing Activities

Additions to property, plant and equipment during 2010 were $58.1 million of which $10.4 million were accrued in accounts payable, trade as unpaid and $1.5 million was a trade allowance on manufacturing equipment. This compared to $55.0 million in additions to property, plant and equipment during 2009 of which $11.6 million were accrued in accounts payable, trade as unpaid. Capital expenditures during 2010 were funded with cash flows from operations. The Company anticipates that additions to property, plant and equipment in 2011 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

On March 8, 2007, the Company entered into a $200 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. In addition, the Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from Central States would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. See Note 17 of the consolidated financial statements for additional details on the withdrawal from Central States. The Company is currently in compliance with these covenants as amended by the amendment to the $200 million facility. These covenants do not currently, and the Company does not anticipate they will restrict its liquidity or capital resources. On July 1, 2009 the Company borrowed $55 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.2% Debentures due 2009. On January 2, 2011, the Company had no outstanding borrowings on the $200 million facility. On January 3, 2010, the Company had $15.0 million outstanding under the $200 million facility. The Company’s $200 million facility matures in March 2012. The Company intends to negotiate a new revolving credit facility during 2011 to provide ongoing liquidity to the Company.

In April 2009, the Company issued $110 million of 7% Senior Notes due 2019. The proceeds plus cash on hand were used on May 1, 2009 to repay at maturity the $119.3 million outstanding 6.375% Debentures due 2009.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion at the participating bank. On January 2, 2011, the Company had no amount outstanding under the uncommitted line of credit.

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

At January 2, 2011, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $29.0 million of debt and related lease obligations for these entities as of January 2, 2011. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of January 2, 2011, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.8 million including the Company’s equity interest. See Note 13 and Note 18 of the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 2, 2011:

	Payments Due by Period
					2016 and
In thousands	Total	2011	2012-2013	2014-2015	Thereafter

Contractual obligations:
Total debt, net of interest	$523,063	$—	$150,000	$100,000	$273,063
Capital lease obligations, net of interest	59,261	3,866	8,494	10,104	36,797
Estimated interest on debt and capital lease obligations(1)	171,506	33,042	56,980	44,668	36,816
Purchase obligations(2)	313,103	91,640	183,280	38,183	—
Other long-term liabilities(3)	113,606	10,270	18,125	12,519	72,692
Operating leases	26,646	3,889	6,179	5,244	11,334
Long-term contractual arrangements(4)	21,039	6,995	10,565	2,192	1,287
Postretirement obligations	55,311	2,802	5,981	6,561	39,967
Purchase orders(5)	32,495	32,495	—	—	—

Total contractual obligations	$1,316,030	$184,999	$439,604	$219,471	$471,956

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $4.8 million of uncertain tax positions, including accrued interest, as of January 2, 2011 (excluded from other long-term liabilities in the table above because the Company is uncertain if or when such amounts will be recognized) of which $2.5 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.

As of January 2, 2011, the Company has $23.1 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $9.5 million to its Company-sponsored pension plans in 2010. The Company anticipates that it will be required to make contributions to its two Company-sponsored pension plans in 2011. Based on information currently available, the Company estimates cash contributions in 2011 will be in the range of $7 million to $10 million. Postretirement medical care payments are expected to be approximately $2.8 million in 2011. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

In September 2008, the Company terminated six interest rate swap agreements with a notional amount of $225 million it had outstanding. The Company received $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company will amortize a gain of $5.1 million over the remaining term of the underlying debt. The Company has no interest rate swap agreements outstanding as of January 2, 2011.

Interest expense was reduced by $1.2 million, $2.1 million and $2.2 million, respectively, due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements during 2010, 2009 and 2008, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2011 through 2015 as follows: $1.2 million, $1.1 million, $.5 million, $.6 million and $.1 million, respectively.

The weighted average interest rate of the Company’s debt and capital lease obligations was 5.8% as of January 2, 2011 compared to 5.6% as of January 3, 2010. The Company’s overall weighted average interest rate on its debt and capital lease obligations, increased to 5.9% in 2010 from 5.8% in 2009. None of the Company’s debt and capital lease obligations of $582.3 million as of January 2, 2011 was maintained on a floating rate basis or was subject to changes in short-term interest rates.

Fuel Hedging

The Company uses derivative instruments to hedge the majority of the Company’s vehicle fuel purchases. These derivative instruments related to diesel fuel and unleaded gasoline used in the Company’s delivery fleet and other vehicles. The Company used derivative instruments to hedge essentially all of the Company’s projected diesel fuel purchases for 2009 and 2010. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

In October 2008, the Company entered into derivative instruments to hedge essentially all of its projected diesel fuel purchases for 2009 establishing an upper and lower limit on the Company’s price of diesel fuel. During the fourth quarter of 2008, the Company recorded a pre-tax mark-to-market loss of $2.0 million related to these 2009 contracts.

In February 2009, the Company entered into derivative instruments to hedge essentially all of its projected diesel purchases for 2010 establishing an upper limit to the Company’s price of diesel fuel.

The net impact of the fuel hedges was to increase fuel costs by $1.7 million in 2010, decrease fuel costs by $2.4 million in 2009 and increase fuel costs by $.8 million in 2008.

In February 2011, the Company entered into derivative instruments to hedge all of its projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011 establishing an upper limit on the Company’s price of diesel fuel and unleaded gasoline.

Aluminum Hedging

At the end of the first quarter of 2009, the Company entered into derivative instruments to hedge approximately 75% of the Company’s projected 2010 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements.

The net impact of the Company’s aluminum hedging program was to increase cost of sales by $2.6 million in 2010 and decrease cost of sales by $10.8 million in 2009.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s belief that the covenants on its $200 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	management’s belief that the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s ability to issue $190 million of securities under acceptable terms under its shelf registration statement;

•	the Company’s belief that certain franchise rights are perpetual or will be renewed upon expiration;

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s expectation that new product introductions, packaging changes and sales promotions will continue to require substantial expenditures;

•	the Company’s belief that there is substantial and effective competition in each of the exclusive geographic territories in the United States in which it operates for the purposes of the United States Soft Drink Interbrand Competition Act;

•	the Company’s belief that it may market and sell nationally certain products it has developed and owns;

•	the Company’s belief that cash requirements for income taxes will be in the range of $15 million to $20 million in 2011;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $3 million in 2011;

•	the Company’s belief that cash contributions in 2011 to its two Company-sponsored pension plans will be in the range of $7 million to $10 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.8 million in 2011;

•	the Company’s expectation that additions to property, plant and equipment in 2011 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s intention to renew substantially all the Allied Beverage Agreements and Still Beverage Agreements as they expire;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s expectations that raw materials will rise significantly in 2011;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s intention to negotiate a new revolving credit facility during 2011;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•	the Company’s expectations that it will not incur any additional significant expenses related to the Nashville area flood; and

•	the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $23 million assuming no change in volume.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The Company has historically altered its fixed/floating rate mix based upon anticipated cash flows from operations relative to the Company’s overall financial condition. Sensitivity analyses are performed to review the impact on the Company’s financial position and coverage of various interest rate movements. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of January 2, 2011. The Company generally maintains between 40% and 60% of total borrowings at variable interest rates after taking into account all of the interest rate hedging activities. While this is the target range for the percentage of total borrowings at variable interest rates, the financial position of the Company and market conditions may result in strategies outside of this range at certain points in time. None of the Company’s debt and capital lease obligations of $582.3 million as of January 2, 2011 were subject to changes in short-term interest rates.

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

The Company entered into derivative instruments to hedge essentially all of the Company’s projected diesel fuel purchases for 2009 and 2010. These derivative instruments relate to diesel fuel used in the Company’s delivery fleet. In February 2011, the Company entered into derivative instruments to hedge all of the Company’s projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

At the end of the first quarter of 2009, the Company entered into derivative instruments to hedge approximately 75% of its projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

Effect of Changing Prices

The principal effect of inflation on the Company’s operating results is to increase costs. The Company may raise selling prices to offset these cost increases; however, the resulting impact on retail prices may reduce volumes purchased by consumers.

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
In thousands (except per share data)	2010	2009	2008

Net sales	$1,514,599	$1,442,986	$1,463,615
Cost of sales	873,783	822,992	848,409

Gross margin	640,816	619,994	615,206
Selling, delivery and administrative expenses	544,498	525,491	555,728

Income from operations	96,318	94,503	59,478
Interest expense, net	35,127	37,379	39,601

Income before taxes	61,191	57,124	19,877
Income tax provision	21,649	16,581	8,394

Net income	39,542	40,543	11,483
Less: Net income attributable to the noncontrolling interest	3,485	2,407	2,392

Net income attributable to Coca-Cola Bottling Co. Consolidated	$36,057	$38,136	$9,091

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.93	$4.16	$.99

Weighted average number of Common Stock shares outstanding	7,141	7,072	6,644

Class B Common Stock	$3.93	$4.16	$.99

Weighted average number of Class B Common Stock shares outstanding	2,040	2,092	2,500
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.91	$4.15	$.99

Weighted average number of Common Stock shares outstanding — assuming dilution	9,221	9,197	9,160

Class B Common Stock	$3.90	$4.13	$.99

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,080	2,125	2,516

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Jan. 2,	Jan. 3,
In thousands (except share data)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$45,872	$17,770
Restricted cash	3,500	4,500
Accounts receivable, trade, less allowance for doubtful accounts of $1,300 and $2,187, respectively	96,787	92,727
Accounts receivable from The Coca-Cola Company	12,081	4,109
Accounts receivable, other	15,829	17,005
Inventories	64,870	59,122
Prepaid expenses and other current assets	25,760	35,016

Total current assets	264,699	230,249

Property, plant and equipment, net	322,143	326,701
Leased property under capital leases, net	46,856	51,548
Other assets	46,332	46,508
Franchise rights	520,672	520,672
Goodwill	102,049	102,049
Other identifiable intangible assets, net	4,871	5,350

Total	$1,307,622	$1,283,077

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Jan. 2,	Jan. 3,
	2011	2010

LIABILITIES AND EQUITY
Current liabilities:
Current portion of obligations under capital leases	$3,866	$3,846
Accounts payable, trade	41,878	36,794
Accounts payable to The Coca-Cola Company	25,058	27,880
Other accrued liabilities	69,471	61,978
Accrued compensation	30,944	25,963
Accrued interest payable	5,523	5,521

Total current liabilities	176,740	161,982

Deferred income taxes	143,962	158,548
Pension and postretirement benefit obligations	114,163	89,306
Other liabilities	109,882	106,968
Obligations under capital leases	55,395	59,261
Long-term debt	523,063	537,917

Total liabilities	1,123,205	1,113,982

Commitments and Contingencies (Note 13)
Equity:
Convertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value:
Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value:
Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value:
Authorized-30,000,000 shares; Issued-10,203,821 and 10,203,821 shares, respectively	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized-10,000,000 shares; Issued-2,672,316 and 2,649,996 shares, respectively	2,671	2,649
Class C Common Stock, $1.00 par value:
Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	104,835	103,464
Retained earnings	134,872	107,995
Accumulated other comprehensive loss	(63,433)	(46,767)

	189,149	177,545

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	127,895	116,291
Noncontrolling interest	56,522	52,804

Total equity	184,417	169,095

Total	$1,307,622	$1,283,077

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
In thousands	2010	2009	2008

Cash Flows from Operating Activities
Net income	$39,542	$40,543	$11,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	58,672	60,455	66,960
Amortization of intangibles	489	560	701
Deferred income taxes	(4,906)	7,633	559
Loss on sale of property, plant and equipment	1,195	1,271	159
Impairment/accelerated depreciation of property, plant and equipment	3,665	353	612
Net gain on property, plant and equipment damaged in flood	(892)	—	—
Provision for liabilities to exit multi-employer pension plan	—	—	14,012
Amortization of debt costs	2,330	2,303	2,449
Stock compensation expense	2,223	2,161	1,130
Amortization of deferred gains related to terminated interest rate agreements	(1,211)	(2,071)	(2,160)
Insurance proceeds received for flood damage	5,682	—	—
Increase in current assets less current liabilities	(9,709)	(27,412)	(1,923)
(Increase) decrease in other noncurrent assets	(1,726)	(13,700)	627
Increase in other noncurrent liabilities	2,788	7,409	2,200
Other	(15)	(2)	(180)

Total adjustments	58,585	38,960	85,146

Net cash provided by operating activities	98,127	79,503	96,629

Cash Flows from Investing Activities
Additions to property, plant and equipment	(46,169)	(43,339)	(47,866)
Proceeds from the sale of property, plant and equipment	1,795	8,282	4,231
Insurance proceeds received for property, plant and equipment damaged in flood	1,418	—	—
Investment in subsidiary net of assets acquired	(32)	—	—
Investment in a plastic bottle manufacturing cooperative	—	—	(968)
Investment in distribution agreement	—	—	(2,309)
Change in restricted cash	1,000	(4,500)	—

Net cash used in investing activities	(41,988)	(39,557)	(46,912)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	108,160	—
Borrowing (payment) under revolving credit facility	(15,000)	15,000	—
Payment of current portion of long-term debt	—	(176,693)	—
Proceeds (payment) of lines of credit, net	—	—	(7,400)
Cash dividends paid	(9,180)	(9,162)	(9,144)
Excess tax (benefit) expense from stock-based compensation	77	(98)	3
Principal payments on capital lease obligations	(3,846)	(3,263)	(2,602)
Proceeds from termination of interest rate swap agreements	—	—	5,142
Payments for the termination of interest rate lock agreements	—	(340)	—
Debt issuance costs paid	—	(1,042)	—
Other	(88)	(145)	(180)

Net cash used in financing activities	(28,037)	(67,583)	(14,181)

Net increase (decrease) in cash	28,102	(27,637)	35,536

Cash at beginning of year	17,770	45,407	9,871

Cash at end of year	$45,872	$17,770	$45,407

Significant non-cash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$1,316	$1,130	$1,171
Capital lease obligations incurred	—	660	—

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated		Total
		Class B	Capital in		Other		Equity
	Common	Common	Excess of	Retained	Comprehensive	Treasury	of	Noncontrolling	Total
In thousands	Stock	Stock	Par Value	Earnings	Loss	Stock	CCBCC	Interest	Equity

Balance on Dec. 30, 2007	$9,706	$3,107	$102,469	$79,227	$(12,751)	$(61,254)	$120,504	$48,005	$168,509

Comprehensive income:
Net income				9,091			9,091	2,392	11,483
Foreign currency translation adjustments, net of tax					(9)		(9)		(9)
Pension and postretirement benefit adjustments, net of tax					(44,999)		(44,999)		(44,999)

Total comprehensive income							(35,917)	2,392	(33,525)
Adjustment to change measurement date for pension and postretirement benefits, net of tax				(153)	(114)		(267)		(267)
Cash dividends paid
Common ($1 per share)				(6,644)			(6,644)		(6,644)
Class B Common ($1 per share)				(2,500)			(2,500)		(2,500)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Stock compensation expense			1,133				1,133		1,133

Balance on Dec. 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706

Comprehensive income:
Net income				38,136			38,136	2,407	40,543
Ownership share of Southeastern OCI					(49)		(49)		(49)
Foreign currency translation adjustments, net of tax					(1)		(1)		(1)
Pension and postretirement benefit adjustments, net of tax					11,156		11,156		11,156

Total comprehensive income							49,242	2,407	51,649
Cash dividends paid
Common ($1 per share)				(7,017)			(7,017)		(7,017)
Class B Common ($1 per share)				(2,145)			(2,145)		(2,145)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Stock compensation adjustment			(98)				(98)		(98)
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095

Comprehensive income:
Net income				36,057			36,057	3,485	39,542
Ownership share of Southeastern OCI					49		49		49
Foreign currency translation adjustments, net of tax					(9)		(9)		(9)
Pension and postretirement benefit adjustments, net of tax					(16,706)		(16,706)		(16,706)

Total comprehensive income							19,391	3,485	22,876
Acquisition of noncontrolling interest								233	233
Cash dividends paid
Common ($1 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1 per share)				(2,039)			(2,039)		(2,039)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316
Stock compensation adjustment			77				77		77

Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$134,872	$(63,433)	$(61,254)	$127,895	$56,522	$184,417

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The fiscal years presented are the 52-week period ended January 2, 2011 (“2010”), the 53-week period ended January 3, 2010 (“2009”) and the 52-week period ended December 28, 2008 (“2008”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant noncontrolling interest. Noncontrolling interest income of $3.5 million in 2010, $2.4 million in 2009 and $2.4 million in 2008 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $56.5 million and $52.8 million at January 2, 2011 and January 3, 2010, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Certain prior year amounts have been reclassified to current classifications.

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

During the third quarter of 2010, the Company performed a review of property, plant and equipment for potential impairment of held-for-sale assets. As a result of this review, $.4 million was recorded to impairment expense for four Company-owned sales distribution centers held-for-sale. During the fourth quarter of 2010, market analysis of another sales distribution center held-for-sale resulted in a $.5 million impairment expense.

During the fourth quarter of 2010, the Company determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities. Due to this relocation, the Company recorded impairment and accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Company’s Sumter, South Carolina property.

In the third and fourth quarters of 2010, the Company also recorded accelerated depreciation of $.5 million for property, plant and equipment which is scheduled to be replaced in the first quarter of 2011.

Leased Property Under Capital Leases

Leased property under capital leases is depreciated using the straight-line method over the lease term.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $6.5 million, $6.7 million and $6.3 million in 2010, 2009 and 2008, respectively.

Franchise Rights and Goodwill

Under the provisions of generally accepted accounting principles (GAAP), all business combinations are accounted for using the acquisition method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. The Company performs its annual impairment test as of the first day of the fourth quarter of each year.

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

The Company has determined that it has one reporting unit for purposes of assessing goodwill for potential impairment. For the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches:

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

A change in accounting guidance required the Company to change the measurement date of its pension and postretirement benefit plans in 2008. The Company changed its measurement date for pension plans from November 30 to the Company’s year-end. The Company changed its measurement date for postretirement benefits from September 30 to the Company’s year-end.

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

A valuation allowance will be provided against deferred tax assets, if the Company determines it is more likely than not such assets will not ultimately be realized.

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

The Company receives service fees from The Coca-Cola Company related to the delivery of fountain syrup products to The Coca-Cola Company’s fountain customers. In addition, the Company receives service fees from The Coca-Cola Company related to the repair of fountain equipment owned by The Coca-Cola Company. The fees received from The Coca-Cola Company for the delivery of fountain syrup products to their customers and the repair of their fountain equipment are recognized as revenue when the respective services are completed. Service revenue only represents approximately 1% of net sales.

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

Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $51.8 million, $53.0 million and $49.4 million in 2010, 2009 and 2008, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fuel Hedges

The Company may use derivative instruments to hedge some or all of the Company’s projected diesel fuel and unleaded gasoline purchases. These derivative instruments relate to fuel used in the Company’s delivery fleet and other vehicles. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs which are included in S,D&A expenses.

Aluminum Hedges

The Company currently uses derivative instruments to hedge approximately 75% of the Company’s projected aluminum purchase requirements for 2011. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $187.2 million, $188.9 million and $201.6 million in 2010, 2009 and 2008, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded delivery fees in net sales of $7.5 million, $7.8 million and $6.7 million in 2010, 2009 and 2008, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

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

Each annual 20,000 share tranche had an independent performance requirement as it was not established until the Company’s Annual Bonus Plan targets were approved each year by the Compensation Committee of the Company’s Board of Directors. As a result, each 20,000 share tranche was considered to have its own service inception date, grant-date fair value and requisite service period. The Company recognized compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the measurement date (date approved by the Compensation Committee), unless the achievement of the performance requirement for the fiscal year was considered unlikely.

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

Each annual 40,000 unit tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Compensation Committee. As a result, each 40,000 unit tranche is considered to have its own service inception date, grant-date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, III to participate in dividends or voting rights until each installment has vested and the shares are issued. If requested by Mr. Harrison, III, a portion of the Units will be settled in cash to meet the maximum statutory tax withholding requirements. The Company recognizes compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the end of each accounting period, unless the achievement of the performance requirement for the fiscal year is considered unlikely.

See Note 16 to the consolidated financial statements for additional information on Mr. Harrison, III’s stock compensation programs.

On March 9, 2010, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

On March 8, 2011, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2010 as Chairman of the Board of Directors and Chief Executive Officer of the

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

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

Under the Company’s certificate of incorporation, the Board of Directors may declare dividends on Common Stock without declaring equal or any dividends on the Class B Common Stock. Notwithstanding this provision, Class B Common Stock has voting and conversion rights that allow the Class B Common Stock to participate equally on a per share basis with the Common Stock.

The Class B Common Stock is entitled to 20 votes per share and the Common Stock is entitled to one vote per share with respect to each matter to be voted upon by the stockholders of the Company. Except as otherwise required by law, the holders of the Class B Common Stock and Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result, the holders of the Class B Common Stock control approximately 85% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. The Board of Directors has declared and the Company has paid dividends on the Class B Common Stock and Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994.

The Class B Common Stock conversion rights allow the Class B Common Stock to participate in dividends equally with the Common Stock. The Class B Common Stock is convertible into Common Stock on a one-for-one per share basis at any time at the option of the holder. Accordingly, the holders of the Class B Common Stock can participate equally in any dividends declared on the Common Stock by exercising their conversion rights.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Noncontrolling interest as of January 2, 2011, January 3, 2010 and December 28, 2008 primarily represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

3.	Inventories

Inventories were summarized as follows:

	Jan. 2,	Jan. 3,
In thousands	2011	2010

Finished products	$36,484	$33,686
Manufacturing materials	10,619	8,275
Plastic shells, plastic pallets and other inventories	17,767	17,161

Total inventories	$64,870	$59,122

4.	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Jan. 2,	Jan. 3,	Estimated
In thousands	2011	2010	Useful Lives

Land	$12,965	$12,671
Buildings	119,471	111,314	10-50 years
Machinery and equipment	136,821	127,068	5-20 years
Transportation equipment	147,960	156,692	4-17 years
Furniture and fixtures	37,120	36,573	4-10 years
Cold drink dispensing equipment	312,176	312,079	6-15 years
Leasehold and land improvements	69,996	64,390	5-20 years
Software for internal use	70,891	65,290	3-10 years
Construction in progress	8,733	7,907

Total property, plant and equipment, at cost	916,133	893,984
Less: Accumulated depreciation and amortization	593,990	567,283

Property, plant and equipment, net	$322,143	$326,701

Depreciation and amortization expense was $58.7 million, $60.5 million and $67.0 million in 2010, 2009, and 2008, respectively. These amounts included amortization expense for leased property under capital leases.

During the third quarter of 2010, the Company performed a review of property, plant and equipment for potential impairment of held-for-sale assets. As a result of this review, $.4 million was recorded to impairment

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense for four Company-owned sales distribution centers held-for-sale. During the fourth quarter of 2010, market analysis of another sales distribution center held-for-sale resulted in a $.5 million impairment expense.

During the fourth quarter of 2010, the Company determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities. Due to this relocation, the Company recorded impairment and accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Company’s Sumter, South Carolina property.

In the third and fourth quarters of 2010, the Company also recorded accelerated depreciation of $.5 million for property, plant and equipment which is scheduled to be replaced in the first quarter of 2011.

The Company changed the estimate of the useful lives of certain cold drink dispensing equipment from thirteen to fifteen years in the first quarter of 2009 to better reflect actual useful lives. The change in the estimate of the useful lives reduced depreciation expense by $4.4 million in 2009.

5.	Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	Jan. 2,	Jan. 3,	Estimated
In thousands	2011	2010	Useful Lives

Leased property under capital leases	$76,877	$76,877	3-20 years
Less: Accumulated amortization	30,021	25,329

Leased property under capital leases, net	$46,856	$51,548

As of January 2, 2011, real estate represented $46.5 million of the leased property under capital leases and $45.2 million of this real estate is leased from related parties as described in Note 18 to the consolidated financial statements.

The Company modified a related party lease and terminated a second lease in the first quarter of 2009. See Note 18 to the consolidated financial statements for additional information on the lease modification.

The Company’s outstanding lease obligations for these capital leases were $59.2 million and $63.1 million as of January 2, 2011 and January 3, 2010.

6.	Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

	Jan. 2,	Jan. 3,
In thousands	2011	2010

Franchise rights	$520,672	$520,672
Goodwill	102,049	102,049

Total franchise rights and goodwill	$622,721	$622,721

The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2010, 2009 and 2008 and determined there was no impairment of the carrying value of these assets. There has been no impairment of franchise rights or goodwill since acquisition.

There was no activity for franchise rights or goodwill in 2010 or 2009.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Jan. 2,	Jan. 3,	Estimated
In thousands	2011	2010	Useful Lives

Other identifiable intangible assets	$8,675	$8,665	1-20 years
Less: Accumulated amortization	3,804	3,315

Other identifiable intangible assets, net	$4,871	$5,350

Other identifiable intangible assets primarily represent customer relationships and distribution rights. Amortization expense related to other identifiable intangible assets was $.5 million, $.6 million and $.7 million in 2010, 2009 and 2008, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of January 2, 2011 will be $.4 million, $.4 million, $.3 million, $.3 million, and $.3 million for 2011 through 2015, respectively.

8.	Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Jan. 2,	Jan. 3,
In thousands	2011	2010

Accrued marketing costs	$15,894	$9,738
Accrued insurance costs	18,005	18,086
Accrued taxes (other than income taxes)	2,023	408
Employee benefit plan accruals	9,790	12,015
Accrued income taxes	4,839	—
Checks and transfers yet to be presented for payment from zero balance cash account	8,532	11,862
All other accrued expenses	10,388	9,869

Total other accrued liabilities	$69,471	$61,978

9.	Debt

Debt was summarized as follows:

		Interest	Interest	Jan. 2,	Jan. 3,
In thousands	Maturity	Rate	Paid	2011	2010

Revolving Credit Facility	2012		Varies	$—	$15,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,694)	(1,840)

				523,063	537,917
Less: Current portion of debt				—	—

Long-term debt				$523,063	$537,917

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal maturities of debt outstanding on January 2, 2011 were as follows:

In thousands

2011	$—
2012	150,000
2013	—
2014	—
2015	100,000
Thereafter	273,063

Total debt	$523,063

The Company has obtained the majority of its long-term debt financing other than capital leases from the public markets. As of January 2, 2011, the Company’s total outstanding balance of debt and capital lease obligations was $582.3 million of which $523.1 million was financed through publicly offered debt. The Company had capital lease obligations of $59.2 million as of January 2, 2011. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On March 8, 2007, the Company entered into the $200 million revolving credit facility (“$200 million facility”). The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. The Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. On August 25, 2008, the Company entered into an amendment to the $200 million facility. The amendment clarified that charges incurred by the Company resulting from the Company’s withdrawal from the Central States Southeast and Southwest Areas Pension Plan (“Central States”) would be excluded from the calculations of the financial covenants to the extent they were incurred on or before March 31, 2009 and did not exceed $15 million. See Note 17 of the consolidated financial statements for additional details on the withdrawal from Central States. The Company is currently in compliance with these covenants, as amended, and has been throughout 2010. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2009 the Company borrowed $55.0 million under the $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.20% Debentures due 2009. On January 2, 2011, the Company had no outstanding borrowings on the $200 million facility. The Company had $15 million of outstanding borrowings on the $200 million facility as of January 3, 2010.

In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019. The proceeds plus cash on hand were used to repay the $119.3 million debt maturity on May 1, 2009.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On January 2, 2011, the Company had no outstanding borrowings under the uncommitted line of credit.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently provides financing for Piedmont under an agreement that expires on December 31, 2015. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. The loan balance at January 2, 2011 was $46.6 million. The loan and interest were eliminated in consolidation.

The Company filed a $300 million shelf registration for debt and equity securities in November 2008. The Company currently has $190 million available for use under this shelf registration which, subject to the Company’s ability to consummate a transaction on acceptable terms, could be used for long-term financing or refinancing of debt maturities.

The Company had a weighted average interest rate of 5.8% and 5.6% for its debt and capital lease obligations as of January 2, 2011 and January 3, 2010, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.9%, 5.8% and 5.7% for 2010, 2009 and 2008, respectively. As of January 2, 2011, none of the Company’s debt and capital lease obligations of $582.3 million were subject to changes in short-term interest rates.

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

On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for previously accrued interest receivable, the Company began amortizing a gain of $5.1 million over the remaining term of the underlying debt. The remaining amount to be amortized is $2.5 million. All of the Company’s interest rate swap agreements were LIBOR-based.

During 2010, 2009 and 2008, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $1.2 million, $2.1 million and $2.2 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2011 through 2015 as follows: $1.2 million, $1.1 million, $0.5 million, $0.6 million and $0.1 million, respectively.

The Company had no interest rate swap agreements outstanding at January 2, 2011 and January 3, 2010.

Commodities

The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedges” to manage certain commodity risk. Currently, the Company has derivative instruments to hedge some or all of its projected diesel fuel, unleaded gasoline and aluminum purchase requirements. These derivative instruments are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.

The Company uses several different financial institutions for commodity derivative instruments, to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The Company used derivative instruments to hedge essentially all of its diesel fuel purchases for 2008, 2009 and 2010. These derivative instruments relate to diesel fuel used by the Company’s delivery fleet. In addition, the Company paid $.6 million in February 2011 to enter into derivative instruments to hedge all of its projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. During the first quarter of 2009, the Company began using derivative instruments to hedge approximately 75% of the Company’s projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements.

The following summarizes 2010, 2009 and 2008 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such net gains and losses in the consolidated statements of operations:

		Fiscal Year
In thousands	Classification of Gain (Loss)	2010	2009	2008

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$(267)	$(1,189)	$1,540
Fuel hedges — mark-to-market adjustment	S,D&A expenses	(1,445)	3,601	(2,324)
Aluminum hedges — contract premium and contract settlement	Cost of sales	1,158	385	—
Aluminum hedges — mark-to-market adjustment	Cost of sales	(3,786)	10,452	—

Total Net Gain (Loss)		$(4,340)	$13,249	$(784)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of January 2, 2011 and January 3, 2010:

	Balance Sheet	Jan. 2,	Jan. 3,
In thousands	Classification	2011	2010

Assets
Fuel hedges at fair market value	Prepaid expenses and other current assets	$171	$1,617
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	—	863
Aluminum hedges at fair market value	Prepaid expenses and other current assets	6,666	3,303
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	2,453	967

Total		$9,290	$6,750

Aluminum hedges at fair market value	Other assets	$—	$7,149
Unamortized cost of aluminum hedging agreements	Other assets	—	2,453

Total		$—	$9,602

The following table summarizes the Company’s outstanding derivative agreements as of January 2, 2011:

	Notional	Latest
In millions	Amount	Maturity

Fuel hedging agreements	$—	December 2010
Aluminum hedging agreements	29.7	December 2011

In addition, the notional amount of the derivative contracts entered into subsequent to January 2, 2011 to hedge the Company’s projected diesel fuel and unleaded gasoline purchase requirements for the second through fourth quarters of 2011 was approximately $21 million.

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities and derivative financial instruments were as follows:

	Jan. 2, 2011		Jan. 3, 2010
	Carrying	Fair	Carrying	Fair
In thousands	Amount	Value	Amount	Value

Public debt securities	$(523,063)	$(564,671)	$(522,917)	$(557,758)
Non-public variable rate debt	—	—	(15,000)	(15,000)
Deferred compensation plan assets	9,780	9,780	8,471	8,471
Deferred compensation plan liabilities	(9,780)	(9,780)	(8,471)	(8,471)
Fuel hedging agreements	171	171	1,617	1,617
Aluminum hedging agreements	6,666	6,666	10,452	10,452

The fair value of the fuel hedging and aluminum hedging agreements at January 2, 2011 and January 3, 2010 represented the estimated amount the Company would have received upon termination of these agreements.

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, fuel hedging agreements and aluminum hedging agreements:

	Jan. 2, 2011		Jan. 3, 2010
In thousands	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$9,780		$8,471
Fuel hedging agreements		$171		$1,617
Aluminum hedging agreements		6,666		10,452
Liabilities
Deferred compensation plan liabilities	9,780		8,471

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

The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for 2010, 2009 or 2008.

12.	Other Liabilities

Other liabilities were summarized as follows:

	Jan. 2,	Jan. 3,
In thousands	2011	2010

Accruals for executive benefit plans	$90,906	$85,382
Other	18,976	21,586

Total other liabilities	$109,882	$106,968

The accruals for executive benefit plans relate to four benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”), a replacement benefit plan and a Long-Term Performance Plan (“Performance Plan”).

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. From 2006 to 2009, the Company matched 50% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company also made additional contributions during 2007, 2008 and 2009 of 20% of a participant’s annual salary (excluding bonuses). Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary (excluding bonuses) deferred by the participant. During 2010, the Company matched up to 50% of the first 6% of salary (excluding bonus) deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The long-term liability under this plan was $55.6 million and $53.4 million as of January 2, 2011 and January 3, 2010, respectively. The current liability under this plan was $4.6 million and $4.0 million as of January 2, 2011 and January 3, 2010, respectively.

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $30.6 million and $28.2 million as of January 2, 2011 and January 3, 2010, respectively. The current liability under this plan was $2.0 million as of January 2, 2011 and January 3, 2010.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants previously through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. The long-term

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability was $.8 million and $.9 million under this plan as of January 2, 2011 and January 3, 2010, respectively. The current liability under this plan was $.1 million as of January 2, 2011 and January 3, 2010.

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The long-term liability under this plan was $3.9 million and $2.9 million as of January 2, 2011 and January 3, 2010, respectively. The current liability under this plan was $3.0 million as of January 2, 2011. There were no amounts current as of January 3, 2010.

13.	Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $5.0 million, $4.5 million and $3.9 million during 2010, 2009 and 2008, respectively. See Note 5 and Note 18 to the consolidated financial statements for additional information regarding leased property under capital leases.

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

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of January 2, 2011.

In thousands	Capital Leases	Operating Leases	Total

2011	$8,170	$3,889	$12,059
2012	7,882	3,314	11,196
2013	7,929	2,865	10,794
2014	8,080	2,566	10,646
2015	8,191	2,678	10,869
Thereafter	44,492	11,334	55,826

Total minimum lease payments	84,744	$26,646	$111,390

Less: Amounts representing interest	25,483

Present value of minimum lease payments	59,261
Less: Current portion of obligations under capital leases	3,866

Long-term portion of obligations under capital leases	$55,395

Future minimum lease payments for noncancellable operating leases in the preceding table include renewal options the Company has determined to be reasonably assured.

In the first quarter of 2011, the Company entered into capital leases for two sales distribution centers. Each lease has a term of 15 years. The capitalized value for the two leases was $11.3 million and $7.3 million, respectively.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through May 2014. The

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is also a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative, from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 18 to the consolidated financial statements for additional information concerning SAC and Southeastern.

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $29.0 million and $30.5 million as of January 2, 2011 and January 3, 2010, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on January 2, 2011 would have been $25.2 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $30.8 million for SAC and $41.0 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of January 2, 2011, SAC had total assets of approximately $36.1 million and total debt of approximately $13.5 million. SAC had total revenues for 2010 of approximately $173.3 million. As of January 2, 2011, Southeastern had total assets of approximately $367.4 million and total debt of approximately $184.2 million. Southeastern had total revenue for 2010 of approximately $587.0 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 2, 2011, these letters of credit totaled $23.1 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010. As of January 2, 2011, the Company maintained $3.5 million of restricted cash for these letters of credit.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of January 2, 2011 amounted to $21.0 million and expire at various dates through 2020.

During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $1.1 million for the excess of insurance proceeds received as compared to the net book value of equipment damaged as a result of the flood. In 2010, the Company received $7.1 million in insurance proceeds related to insured losses from the flood. The Company does not expect to incur any additional significant expenses related to the Nashville area flood.

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

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2010, 2009 and 2008.

	Fiscal Year
In thousands	2010	2009	2008

Current:
Federal	$25,988	$8,657	$7,661
State	567	291	174

Total current provision	$26,555	$8,948	$7,835

Deferred:
Federal	$(6,695)	$6,349	$(177)
State	1,789	1,284	736

Total deferred provision (benefit)	$(4,906)	$7,633	$559

Income tax expense	$21,649	$16,581	$8,394

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes, for 2010, 2009 and 2008 was 35.4%, 29.0% and 42.2%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for 2010, 2009 and 2008 was 37.5%, 30.3% and 48.0%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In thousands	2010	2009	2008

Statutory expense	$20,197	$19,151	$6,120
State income taxes, net of federal benefit	2,516	2,315	762
Adjustments for uncertain tax positions	(985)	(6,266)	1,228
Valuation allowance change	(56)	(5)	(286)
Manufacturing deduction benefit	(1,995)	(420)	(490)
Meals and entertainment	1,008	871	740
Other, net	964	935	320

Income tax expense	$21,649	$16,581	$8,394

As of January 2, 2011, the Company had $4.8 million of uncertain tax positions, including accrued interest, of which $2.5 million would affect the Company’s effective rate if recognized. The Company had $5.6 million of

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncertain tax positions as of January 3, 2010, including accrued interest, of which $3.5 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

A reconciliation of the beginning and ending balances of the total amounts of uncertain tax positions (excludes accrued interest) is as follows:

	Fiscal Year
In thousands	2010	2009	2008

Gross uncertain tax positions at the beginning of the year	$4,649	$8,000	$7,258
Increase in the uncertain tax positions as a result of tax positions taken during a prior period	—	—	938
Decrease in the uncertain tax positions principally related to temporary differences as a result of tax positions taken in a prior period	—	(214)	(133)
Increase in the uncertain tax positions as a result of tax positions taken in the current period	769	2,535	240
Change in the uncertain tax positions relating to settlements with taxing authorities	—	(594)	—
Reduction to uncertain tax positions as a result of a lapse of the applicable statute of limitations	(1,032)	(5,078)	(303)

Gross uncertain tax positions at the end of the year	$4,386	$4,649	$8,000

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of January 2, 2011 and January 3, 2010, the Company had approximately $.4 million and $.9 million of accrued interest related to uncertain tax positions, respectively. Income tax expense included an interest credit of $.5 million in 2010, an interest credit of $1.6 million in 2009 due to the reduction in reserves for uncertain tax positions and interest expense of $.5 million in 2008.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 include provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies. As a result, during the first quarter of 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies.

Various tax years from 1992 remain open to examination by taxing jurisdictions to which the Company is subject due to loss carryforwards.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

In the first quarter of 2009, the Company reached an agreement with a taxing authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease in income tax expense in 2009 of approximately $1.7 million.

In the third quarter of 2009, the Company reduced its liability for uncertain tax positions by $5.4 million. The net effect of the adjustment was a decrease in income tax expense in 2009 of approximately $5.4 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of applicable statutes of limitations.

In the third quarter of 2010, the Company reduced its liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was to decrease income tax expense in 2010 by approximately $1.7 million. The

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations.

The valuation allowance decreases in 2010, 2009 and 2008 were due to the Company’s assessments of its ability to use certain net operating loss carryforwards primarily due to agreements with taxing authorities as previously discussed.

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

	Jan. 2,	Jan. 3,
In thousands	2011	2010

Intangible assets	$122,963	$121,620
Depreciation	70,226	70,848
Investment in Piedmont	41,755	40,615
Pension (nonunion)	11,221	14,649
Debt exchange premium	2,634	3,187
Inventory	6,173	6,013

Deferred income tax liabilities	254,972	256,932

Net operating loss carryforwards	(5,706)	(8,802)
Deferred compensation	(36,322)	(33,211)
Postretirement benefits	(14,689)	(14,441)
Capital lease agreements	(4,830)	(4,277)
Pension (union)	(3,671)	(4,147)
Other	(7,636)	(5,851)

Deferred income tax assets	(72,854)	(70,729)

Valuation allowance for deferred tax assets	499	530

Total deferred income tax liability	182,617	186,733
Net current deferred income tax asset	(3,531)	(2,354)

Net noncurrent deferred income tax liability before accumulated other comprehensive income	186,148	189,087

Deferred taxes recognized in accumulated other comprehensive income	(42,186)	(30,539)

Net noncurrent deferred income tax liability	$143,962	$158,548

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance of $.5 million as of both January 2, 2011 and January 3, 2010, was established primarily for certain state net operating loss carryforwards which expire in varying amounts through 2024.

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

A summary of accumulated other comprehensive loss is as follows:

	Jan. 3,	Pre-tax	Tax	Jan. 2,
In thousands	2010	Activity	Effect	2011

Net pension activity:
Actuarial loss	$(40,626)	$(18,423)	$7,227	$(51,822)
Prior service costs	(37)	(10)	4	(43)
Net postretirement benefits activity:
Actuarial loss	(13,470)	(8,036)	3,631	(17,875)
Prior service costs	7,376	(1,784)	700	6,292
Transition asset	26	(25)	10	11
Ownership share of Southeastern OCI	(49)	81	(32)	—
Foreign currency translation adjustment	13	(15)	6	4

Total	$(46,767)	$(28,212)	$11,546	$(63,433)

	Dec. 28,	Pre-tax	Tax	Jan. 3,
In thousands	2008	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(56,717)	$26,536	$(10,445)	$(40,626)
Prior service costs	(45)	13	(5)	(37)
Net postretirement benefits activity:
Actuarial loss	(9,625)	(6,341)	2,496	(13,470)
Prior service costs	8,459	(1,785)	702	7,376
Transition asset	41	(25)	10	26
Ownership share of Southeastern OCI	—	(81)	32	(49)
Foreign currency translation adjustment	14	(2)	1	13

Total	$(57,873)	$18,315	$(7,209)	$(46,767)

16.	Capital Transactions

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or greater dividend is declared and paid on the Common Stock. During 2010, 2009 and 2008, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock.

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

On February 19, 2009, the Company entered into an Amended and Restated Stock Rights and Restrictions Agreement (the “Amended Rights and Restrictions Agreement”) with The Coca-Cola Company and J. Frank Harrison, III, the Company’s Chairman and Chief Executive Officer. The Amended Rights and Restrictions Agreement provides, among other things, (1) that so long as no person or group controls more of the Company’s voting power than is controlled by Mr. Harrison, III, trustees under the will of J. Frank Harrison, Jr. and any trust that holds shares of the Company’s stock for the benefit of descendents of J. Frank Harrison, Jr. (collectively, the “Harrison Family”), The Coca-Cola Company will not acquire additional shares of the Company without the Company’s consent and the Company will have a right of first refusal with respect to any proposed sale by The Coca-Cola Company of shares of Company stock; (2) the Company has the right through January 2019 to redeem shares of the Company’s stock to reduce The Coca-Cola Company’s equity ownership to 20% at a price not less than $42.50 per share; (3) registration rights for the shares of Company stock owned by The Coca-Cola Company; and (4) certain rights to The Coca-Cola Company regarding the election of a designee on the Company’s Board of Directors. The Amended Rights and Restrictions Agreement also provides The Coca-Cola Company the right to convert its 497,670 shares of the Company’s Common Stock into shares of the Company’s Class B Common Stock in the event any person or group acquires more of the Company’s voting power than is controlled by the Harrison Family.

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

On March 4, 2009, the Compensation Committee determined that the final 20,000 shares of restricted Class B Common Stock under the restricted stock award vested and should be issued to Mr. Harrison, III for the fiscal year ended December 28, 2008.

A summary of the restricted stock awards is as follows:

			Annual
	Shares	Grant-Date	Compensation
Year	Awarded	Price	Expense

2008	20,000	$56.50	$1,130,000

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for Mr. Harrison, III consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units are subject to vesting in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year equal the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) under the Company’s Annual Bonus Plan. The Performance Unit Award Agreement replaced the restricted stock award previously discussed.

Each annual 40,000 unit tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Compensation Committee. As a result, each 40,000 unit tranche is considered to have its own service inception date, grant-date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee of the Board of Directors in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, III to participate in dividends or voting rights until each installment has vested and the shares are issued. Mr. Harrison, III may satisfy tax withholding requirements in whole or in part by requiring the Company to settle in cash such number of Units otherwise payable in Class B Common Stock to meet the maximum statutory tax withholding requirements.

Compensation expense for the Performance Unit Award Agreement recognized in 2010 was $2.2 million, which was based upon a share price of $55.58 on December 31, 2010. Compensation expense for the Performance Unit Award Agreement recognized in 2009 was $2.2 million which was based upon a share price of $54.02 on December 31, 2009.

On March 9, 2010, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

On March 8, 2011, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2010 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Common Stock of the Company.

The increase in the number of shares outstanding in 2010 was due to the issuance of 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement. The increase in the number of shares outstanding in 2009 was due to the issuance of 20,000 shares of Class B Common Stock related to the restricted stock award.

17.	Benefit Plans

Pension Plans

Retirement benefits under the two Company-sponsored pension plans are based on the employee’s length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plans are based on the projected unit credit actuarial funding method and are limited to the amounts currently deductible for income tax purposes. On February 22, 2006, the Board of

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors of the Company approved an amendment to the principal Company-sponsored pension plan covering substantially all nonunion employees to cease further benefit accruals under the plan effective June 30, 2006.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In thousands	2010	2009

Projected benefit obligation at beginning of year	$193,583	$188,983
Service cost	79	71
Interest cost	11,441	11,136
Actuarial (gain) loss	29,105	(255)
Benefits paid	(6,449)	(6,352)
Change in plan provisions	25	—

Projected benefit obligation at end of year	$227,784	$193,583

The Company recognized an actuarial gain of $26.5 million in 2009 primarily due to an increase in the fair market value of the plan assets in 2009. The gain of $26.5 million consists of both an experience gain and the net amortization of previously existing losses during 2009. The actuarial gain, net of tax, was recorded in other comprehensive income. The Company recognized an actuarial loss of $18.4 million in 2010 primarily due to a change in the discount rate from 6.0% in 2009 to 5.5% in 2010 and a change in the mortality assumption tables. The actuarial loss, net of tax, was also recorded in other comprehensive income.

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at January 2, 2011 and January 3, 2010. The accumulated benefit obligation was $227.8 million and $193.6 million at January 2, 2011 and January 3, 2010, respectively.

Change in Plan Assets

In thousands	2010	2009

Fair value of plan assets at beginning of year	$146,564	$116,519
Actual return on plan assets	16,485	26,297
Employer contributions	9,530	10,100
Benefits paid	(6,449)	(6,352)

Fair value of plan assets at end of year	$166,130	$146,564

Funded Status

	Jan. 2,	Jan. 3,
In thousands	2011	2010

Projected benefit obligation	$(227,784)	$(193,583)
Plan assets at fair value	166,130	146,564

Net funded status	$(61,654)	$(47,019)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Recognized in the Consolidated Balance Sheets

	Jan. 2,	Jan. 3,
In thousands	2011	2010

Current liabilities	$—	$—
Noncurrent liabilities	(61,654)	(47,019)

Net amount recognized	$(61,654)	$(47,019)

Net Periodic Pension Cost

	Fiscal Year
In thousands	2010	2009	2008

Service cost	$79	$71	$82
Interest cost	11,441	11,136	10,806
Expected return on plan assets	(11,525)	(9,342)	(13,641)
Amortization of prior service cost	14	13	16
Recognized net actuarial loss	5,723	9,327	444

Net periodic pension cost (income)	$5,732	$11,205	$(2,293)

Significant Assumptions Used

	2010	2009	2008

Projected benefit obligation at the measurement date:
Discount rate	5.50%	6.00%	6.00%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	6.00%	6.00%	6.25%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

Cash Flows

In thousands

Anticipated future pension benefit payments for the fiscal years:
2011	$6,925
2012	7,301
2013	7,776
2014	8,178
2015	5,685
2016 – 2020	53,415

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $7 million to $10 million in 2011.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The Company’s pension plans target asset allocation for 2011, actual asset allocation at January 2, 2011 and January 3, 2010 and the expected weighted average long-term rate of return by asset category were as follows:

				Weighted
				Average
				Expected
	Target	Percentage of Plan		Long-Term
	Allocation	Assets at Fiscal Year-End		Rate of
	2011	2010	2009	Return - 2010

U.S. large capitalization equity securities	40%	42%	41%	3.6%
U.S. small/mid-capitalization equity securities	5%	4%	4%	.5%
International equity securities	15%	12%	11%	1.4%
Debt securities	40%	42%	44%	2.5%

Total	100%	100%	100%	8.0%

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

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500tm and the Russell 1000tm. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000tm index. International equity securities include companies from developed markets outside of the United States. Debt securities at January 2, 2011 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 8% was used in determining net periodic pension cost in both 2010 and 2009. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at January 2, 2011:

	Quoted Prices
	in Active
	Market for	Significant Other
	Identical Assets	Observable Input
In thousands	(Level 1)	(Level 2)	Total

Cash equivalents(1)
Common/collective trust funds	$—	$871	$871
Equity securities(2)
U.S. large capitalization	19,395	—	19,395
U.S. mid-capitalization	4,186	—	4,186
International	2,123	—	2,123
Common/collective trust funds(3)	—	69,916	69,916
Other	1,053	—	1,053
Fixed income
Common/collective trust funds(3)	—	68,586	68,586

Total	$26,757	$139,373	$166,130

(1)	Cash equivalents are valued at $100/unit which approximates fair value.

(2)	Equity securities other than common/collective trust funds consist primarily of common stock. Investments in common stocks are valued using quoted market prices multiplied by the number of shares owned.

(3)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at January 3, 2010:

	Quoted Prices
	in Active
	Market for	Significant Other
	Identical Assets	Observable Input
In thousands	(Level 1)	(Level 2)	Total

Cash equivalents(1)
Common/collective trust funds	$—	$323	$323
Equity securities(2)
U.S. large capitalization	19,387	—	19,387
U.S. mid-capitalization	4,174	—	4,174
International	101	—	101
Common/collective trust funds(3)	—	58,500	58,500
Other	726	—	726
Fixed income
Common/collective trust funds(3)	—	63,353	63,353

Total	$24,388	$122,176	$146,564

(1)	Cash equivalents are valued at $100/unit which approximates fair value.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Equity securities other than common/collective trust funds consist primarily of common stock. Investments in common stocks are valued using quoted market prices multiplied by the number of shares owned.

(3)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

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

The Company matched the first 3% of its employees’ contributions for 2010. The Company maintained the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2010. The additional 2% was paid as follows: first quarter paid in the second quarter, second quarter paid in the third quarter, third quarter paid in the fourth quarter and the fourth quarter paid in the first quarter of 2011. The Company has accrued $.7 million in the fourth quarter for the payment in the first quarter of 2011. The total expense for this benefit was $8.7 million, $8.6 million and $10.0 million in 2010, 2009 and 2008, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In thousands	2010	2009

Benefit obligation at beginning of year	$44,811	$36,832
Service cost	752	617
Interest cost	2,521	2,295
Plan participants’ contributions	548	537
Actuarial loss	9,539	7,384
Benefits paid	(2,963)	(2,957)
Medicare Part D subsidy reimbursement	103	103

Benefit obligation at end of year	$55,311	$44,811

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,312	2,317
Plan participants’ contributions	548	537
Benefits paid	(2,963)	(2,957)
Medicare Part D subsidy reimbursement	103	103

Fair value of plan assets at end of year	$—	$—

	Jan. 2,	Jan. 3,
In thousands	2011	2010

Current liabilities	$(2,802)	$(2,524)
Noncurrent liabilities	(52,509)	(42,287)

Accrued liability at end of year	$(55,311)	$(44,811)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In thousands	2010	2009	2008

Service cost	$752	$617	$511
Interest cost	2,521	2,295	2,145
Amortization of unrecognized transitional assets	(25)	(25)	(25)
Recognized net actuarial loss	1,502	1,043	916
Amortization of prior service cost	(1,784)	(1,784)	(1,784)

Net periodic postretirement benefit cost	$2,966	$2,146	$1,763

Significant Assumptions Used	2010	2009	2008

Benefit obligation at the measurement date:
Discount rate	5.25%	5.75%	6.25%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	5.75%	6.25%	6.25%

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2010 was 9% graded down to an ultimate rate of 5% by 2014. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2009 was 9% graded down to an ultimate rate of 5% by 2013. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2008 was 9% graded down to an ultimate rate of 5% by 2012.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease

Increase (decrease) in:
Postretirement benefit obligation at January 2, 2011	$6,536	$(5,783)
Service cost and interest cost in 2010	289	(255)

Cash Flows

In thousands

Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2011	$2,802
2012	2,956
2013	3,025
2014	3,233
2015	3,328
2016 — 2020	18,665

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at January 3, 2010, the activity during 2010, and the balances at January 2, 2011 are as follows:

	Jan. 3,	Actuarial	Reclassification	Jan. 2,
In thousands	2010	Gain (Loss)	Adjustments	2011

Pension Plans:
Actuarial loss	$(67,199)	$(24,146)	$5,723	$(85,622)
Prior service cost (credit)	(61)	(25)	15	(71)
Postretirement Medical:
Actuarial loss	(22,232)	(9,539)	1,503	(30,268)
Prior service cost (credit)	12,201	—	(1,784)	10,417
Transition asset	43	—	(25)	18

	$(77,248)	$(33,710)	$5,432	$(105,526)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of accumulated other comprehensive income that are expected to be recognized as components of net periodic cost during 2011 are as follows:

	Pension	Postretirement
In thousands	Plans	Medical	Total

Actuarial loss	$2,063	$2,120	$4,183
Prior service cost (credit)	17	(1,717)	(1,700)
Transitional asset	—	(18)	(18)

	$2,080	$385	$2,465

Multi-Employer Benefits

The Company also participates in various multi-employer pension plans covering certain employees who are part of collective bargaining agreements. Total pension expense for multi-employer plans in 2010, 2009 and 2008 was $.5 million, $.5 million and $1.0 million, respectively.

The Company entered into a new agreement in the third quarter of 2008 after one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Central States, a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze Central States liability. The remaining $10.6 million is the present value amount, using a discount rate of 7%, that will be paid to Central States and had been recorded in other liabilities. The Company will pay approximately $1 million annually through 2028. The Company will also make future contributions on behalf of these employees to Southern States. During 2008, the Company also incurred approximately $.4 million in expense to settle a strike by union employees covered by this plan.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of January 2, 2011, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.2% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

In August 2007, the Company entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly-owned subsidiary of The Coca-Cola Company. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced beverages including vitaminwater and smartwater. The distribution agreement is effective November 1, 2007 for a period of ten years and, unless earlier terminated, will be automatically renewed for succeeding ten-year terms, subject to a one year non-renewal notification by the Company. In conjunction with the execution of the distribution agreement, the Company entered into an agreement with The Coca-Cola Company whereby the Company agreed not to introduce new third party brands or certain third party brand extensions in the United States through August 31, 2010 unless mutually agreed to by the Company and The Coca-Cola Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In millions	2010	2009	2008

Payments by the Company for concentrate, syrup, sweetener and other purchases	$393.5	$361.7	$363.3
Marketing funding support payments to the Company	(45.1)	(46.0)	(42.9)

Payments by the Company net of marketing funding support	$348.4	$315.7	$320.4

Payments by the Company for customer marketing programs	$50.7	$52.0	$48.6
Payments by the Company for cold drink equipment parts	8.6	7.2	7.1
Fountain delivery and equipment repair fees paid to the Company	10.4	11.2	10.4
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	4.4	4.5	4.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	2.8	1.0	—
Sales of finished products to The Coca-Cola Company	.1	1.1	6.3

The Company has a production arrangement with Coca-Cola Refreshments USA, Inc. (“CCR”) to buy and sell finished products at cost. The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to CCR and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. References to CCR refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. Sales to CCR under this agreement were $48.5 million, $50.0 million and $40.2 million in 2010, 2009 and 2008, respectively. Purchases from CCR under this arrangement were $24.8 million, $22.9 million and $26.5 million in 2010, 2009 and 2008, respectively. In addition, CCR began distributing one of the Company’s own brands (Tum-E Yummies) in the first quarter of 2010. Total sales to CCR for this brand were $12.9 million in 2010.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.5 million, $.5 million and $.3 million in 2010, 2009 and 2008, respectively. Amounts due from CCBSS for rebates on raw material purchases were $3.6 million and $3.9 million as of January 2, 2011 and January 3, 2010, respectively. CCR is also a member of CCBSS.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Originally the current lease was to expire on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms to begin January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of January 2, 2011 was $27.3 million.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2010	2009	2008

Minimum rentals	$4.9	$4.8	$4.7
Contingent rentals	(1.7)	(1.4)	(.9)

Total rental payments	$3.2	$3.4	$3.8

The contingent rentals in 2010, 2009 and 2008 reduce the minimum rentals as a result of changes in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor are recorded as adjustments to interest expense.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of January 2, 2011 was $29.1 million. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2010	2009	2008

Minimum rentals	$3.6	$3.6	$3.5
Contingent rentals	.2	.1	.2

Total rental payments	$3.8	$3.7	$3.7

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contingent rentals in 2010, 2009 and 2008 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index or changes in the interest rate factor are recorded as adjustments to interest expense.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $74.0 million, $68.3 million and $72.7 million in 2010, 2009 and 2008, respectively. In conjunction with its participation in Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $15.4 million as of January 2, 2011. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in one of these entities, Southeastern, was $15.7 million and $13.2 million as of January 2, 2011 and January 3, 2010, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $131 million, $131 million and $142 million in 2010, 2009 and 2008, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.5 million, $1.2 million and $1.4 million in 2010, 2009 and 2008, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $13.6 million as of January 2, 2011. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in SAC was $5.6 million as of both January 2, 2011 and January 3, 2010, respectively.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of January 2, 2011 nor was there any impairment in 2010, 2009 and 2008.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Net Sales by Product Category

Net sales by product category were as follows:

	Fiscal Year
In thousands	2010	2009	2008

Bottle/can sales:
Sparkling beverages (including energy products)	$1,031,423	$1,006,356	$1,011,656
Still beverages	213,570	202,079	225,618

Total bottle/can sales	1,244,993	1,208,435	1,237,274

Other sales:
Sales to other Coca-Cola bottlers	140,807	131,153	128,651
Post-mix and other	128,799	103,398	97,690

Total other sales	269,606	234,551	226,341

Total net sales	$1,514,599	$1,442,986	$1,463,615

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
In thousands (except per share data)	2010	2009	2008

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$36,057	$38,136	$9,091
Less dividends:
Common Stock	7,141	7,070	6,644
Class B Common Stock	2,039	2,092	2,500

Total undistributed earnings	$26,877	$28,974	$(53)

Common Stock undistributed earnings — basic	$20,905	$22,360	$(39)
Class B Common Stock undistributed earnings — basic	5,972	6,614	(14)

Total undistributed earnings	$26,877	$28,974	$(53)

Common Stock undistributed earnings — diluted	$20,814	$22,279	$(38)
Class B Common Stock undistributed earnings — diluted	6,063	6,695	(15)

Total undistributed earnings — diluted	$26,877	$28,974	$(53)

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,070	$6,644
Common Stock undistributed earnings — basic	20,905	22,360	(39)

Numerator for basic net income per Common Stock share	$28,046	$29,430	$6,605

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,039	$2,092	$2,500
Class B Common Stock undistributed earnings — basic	5,972	6,614	(14)

Numerator for basic net income per Class B Common Stock share	$8,011	$8,706	$2,486

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,070	$6,644
Dividends on Class B Common Stock assumed converted to Common Stock	2,039	2,092	2,500
Common Stock undistributed earnings — diluted	26,877	28,974	(53)

Numerator for diluted net income per Common Stock share	$36,057	$38,136	$9,091

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In thousands (except per share data)	2010	2009	2008

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,039	$2,092	$2,500
Class B Common Stock undistributed earnings — diluted	6,063	6,695	(15)

Numerator for diluted net income per Class B Common Stock share	$8,102	$8,787	$2,485

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,072	6,644
Class B Common Stock weighted average shares outstanding — basic	2,040	2,092	2,500
Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,221	9,197	9,160
Class B Common Stock weighted average shares outstanding — diluted	2,080	2,125	2,516
Basic net income per share:
Common Stock	$3.93	$4.16	$.99

Class B Common Stock	$3.93	$4.16	$.99

Diluted net income per share:
Common Stock	$3.91	$4.15	$.99

Class B Common Stock	$3.90	$4.13	$.99

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the diluted effect of shares relative to the restricted stock award in 2008 and the performance unit award in 2010 and 2009.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Risks and Uncertainties

Approximately 88% of the Company’s 2010 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s 2010 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2010, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 24% and 10%, respectively, of the Company’s total bottle/can volume to retail customers during 2010; accounted for approximately 19% and 12%, respectively, of the Company’s total bottle/can volume to retail customers during 2009; and accounted for approximately 19% and 11%, respectively, of the Company’s total bottle/can volume during 2008. Wal-Mart Stores, Inc. accounted for approximately 17%, 15% and 14% of the Company’s total net sales during 2010, 2009 and 2008, respectively.

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

Certain liabilities of the Company are subject to risk of changes in both long-term and short-term interest rates. These liabilities include floating rate debt, retirement benefit obligations and the Company’s pension liability.

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately .8% of the Company’s employees expired during 2010 and the Company entered into new agreements in 2010. Two collective bargaining agreements covering approximately 6% of the Company’s employees will expire during 2011.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In thousands	2010	2009	2008

Accounts receivable, trade, net	$(4,015)	$7,122	$(7,350)
Accounts receivable from The Coca-Cola Company	(7,972)	(655)	346
Accounts receivable, other	(1,875)	(4,015)	(5,123)
Inventories	(7,887)	6,375	(1,963)
Prepaid expenses and other current assets	9,142	(13,963)	(573)
Accounts payable, trade	(5,377)	(17,218)	(8,940)
Accounts payable to The Coca-Cola Company	(2,822)	(7,431)	23,714
Other accrued liabilities	7,487	4,474	(1,594)
Accrued compensation	3,608	517	(162)
Accrued interest payable	2	(2,618)	(278)

Increase in current assets less current liabilities	$(9,709)	$(27,412)	$(1,923)

Non-cash activity

Additions to property, plant and equipment of $10.4 million and $11.6 million have been accrued but not paid and are recorded in accounts payable, trade as of January 2, 2011 and January 3, 2010, respectively. Additions to property, plant and equipment included $1.5 million for a trade-in allowance on manufacturing equipment in 2010.

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In thousands	2010	2009	2008

Interest	$34,117	$39,268	$35,133
Income taxes	14,117	13,825	6,954

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	New Accounting Pronouncements

Recently Issued Pronouncements

In June 2009, the FASB issued new guidance which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The new guidance was effective for annual reporting periods that began after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance which eliminates the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitization when a transferor has not surrendered control over the transferred financial assets. The new guidance was effective for annual reporting periods that began after November 15, 2009. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for the Company in the first quarter of 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. The Company also does not expect the Level 3 requirements of the new guidance effective the first quarter of 2011 to have a material impact on the Company’s consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended January 2, 2011 and January 3, 2010.

	Quarter
Year Ended January 2, 2011	1(1)	2(2)(3)(4)	3(5)(6)(7)	4(8)

In thousands (except per share data)
Net sales	$347,498	$417,361	$395,364	$354,376
Gross margin	146,703	168,008	173,117	152,988
Net income attributable to Coca-Cola Bottling Co. Consolidated	4,660	12,043	15,533	3,821
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.51	$1.31	$1.69	$.42
Class B Common Stock	$.51	$1.31	$1.69	$.42
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.51	$1.31	$1.68	$.41
Class B Common Stock	$.50	$1.30	$1.68	$.41

	Quarter
Year Ended January 3, 2010	1(9)(10)	2(11)(12)	3(13)(14)	4(15)

In thousands (except per share data)
Net sales	$336,261	$377,749	$374,556	$354,420
Gross margin	147,129	160,127	157,320	155,418
Net income attributable to Coca-Cola Bottling Co. Consolidated	8,531	12,187	15,428	1,990
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.93	$1.33	$1.68	$.22
Class B Common Stock	$.93	$1.33	$1.68	$.22
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.93	$1.32	$1.68	$.22
Class B Common Stock	$.93	$1.32	$1.67	$.21

Sales are seasonal with the highest sales volume occurring in May, June, July and August.

(1)	Net income in the first quarter of 2010 included a $0.5 million debit to income tax expense ($.05 per basic common share) related to the change in tax law eliminating the tax deduction available for Medicare Part D subsidy.

(2)	Net income in the second quarter of 2010 included a $1.1 million ($0.7 million net of tax, or $0.07 per basic common share) debit for a mark-to-market adjustment related to the Company’s fuel hedging program.

(3)	Net income in the second quarter of 2010 included a $6.7 million ($4.1 million net of tax, or $0.45 per basic common share) debit for mark-to-market adjustment related to the Company’s aluminum hedging program.

(4)	Net income in the second quarter of 2010 included a $0.8 million ($0.5 million net of tax, or $.05 per basic common share) credit related to the gain on the replacement of flood damaged production equipment.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Net income in the third quarter of 2010 included a $3.0 million ($1.8 million net of tax, or $0.20 per basic common share) credit for mark-to-market adjustment related to the Company’s aluminum hedging program.

(6)	Net income in the third quarter of 2010 included a $0.8 million ($0.5 million net of tax, or $.05 per basic common share) debit related to the impairment/accelerated depreciation of property, plant and equipment.

(7)	Net income in the third quarter of 2010 included a $1.7 million credit to income tax expense ($0.18 per basic common share) related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statutes of limitations.

(8)	Net income in the fourth quarter of 2010 included a $2.9 million ($1.7 million net of tax, or $.19 per basic common share) debit related to the impairment/accelerated depreciation of property, plant and equipment.

(9)	Net income in the first quarter of 2009 included a $1.7 million credit to income tax expense ($.18 per basic common share) related to an agreement with a taxing authority to settle certain prior tax positions.

(10)	Net income in the first quarter of 2009 included a $1.8 million ($1.1 million net of tax, or $0.12 per basic common share) credit for a mark-to-market adjustment related to the Company’s fuel hedging program.

(11)	Net income in the second quarter of 2009 included a $1.6 million ($1.0 million net of tax, or $0.11 per basic common share) credit for mark-to-market adjustment related to the Company’s fuel hedging program.

(12)	Net income in the second quarter of 2009 included a $3.2 million ($2.0 million net of tax, or $0.21 per basic common share) credit for mark-to-market adjustment related to the Company’s aluminum hedging program.

(13)	Net income in the third quarter of 2009 included a $5.4 million credit to income tax expense ($0.59 per basic common share) related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statutes of limitations.

(14)	Net income in the third quarter of 2009 included a $1.4 million ($0.9 million net of tax, or $0.10 per basic common share) credit for mark-to-market adjustment related to the Company’s aluminum hedging program.

(15)	Net income in the fourth quarter of 2009 included a $5.1 million ($3.1 million net of tax, or $0.34 per basic common share) credit for mark-to-market adjustment related to the Company’s aluminum hedging program.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Restructuring Expenses

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

The following table summarizes restructuring activity, which is included in selling, delivery and administrative expenses for 2010, 2009 and 2008.

	Severance Pay	Relocation
In thousands	and Benefits	and Other	Total

Balance at December 30, 2007	$—	$—	$—
Provision	4,559	63	4,622
Cash payments	3,583	50	3,633

Balance at December 28, 2008	$976	$13	$989

Balance at December 28, 2008	$976	$13	$989
Cash payments	914	13	927

Balance at January 3, 2010	$62	$—	$62

Balance at January 3, 2010	$62	$—	$62
Cash payments	62	—	62

Balance at January 2, 2011	$—	$—	$—

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

As of January 2, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of January 2, 2011 was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 104.

March 18, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina
March 18, 2011

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 24 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 2, 2011.

See page 103 for “Management’s Report on Internal Control over Financial Reporting.” See page 104 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to the Company’s Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; Chief Accounting Officer; Vice President, Treasurer and any other person performing similar functions. The Code of Ethics is available on the Company’s website at www.cokeconsolidated.com. The Company intends to disclose any substantive amendments to, or waivers from, its Code of Ethics on its website or in a report on Form 8-K.

Item 11.	Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Additional Information About Directors and Executive Officers — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance — The Board’s Role in Risk Oversight” sections of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Persons Transactions” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

The agreements included in the following exhibits to this report are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreements. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreements and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way this is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Incorporated by Reference
Number	Description	or Filed Herewith

(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2007 (File No. 0-9286).
(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement (File No. 2-97822) on Form S-1 as filed on May 31, 1985.
(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A. (as successor to NationsBank of Georgia, National Association, the initial trustee).	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.3)	Officers’ Certificate pursuant to Sections 102 and 301 of the Indenture, dated as of July 20, 1994, as supplemented and restated by the Supplemental Indenture dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes Due 2019.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.4)	Resolutions adopted by certain committees of the board of directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes Due 2019.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.5)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002 (File No. 0-9286).
(4.6)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).
(4.7)	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).
(4.8)	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0-9286).
(4.9)	Third Amended and Restated Promissory Note, dated as of June 16, 2010, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(4.10)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
(10.1)	U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(10.2)	Amendment No. 1, dated as of August 25, 2008, to U.S. $200,000,000 Amended and Restated Credit Agreement, dated as of March 8, 2007, by and among the Company, the banks named therein and Citibank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 (File No. 0-9286).
(10.3)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.4)	Amended and Restated Guaranty Agreement, dated, as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.5)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.6)	Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.7)	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.8)	Form of Master Bottle Contract (“Cola Beverage Agreement”), made and entered into, effective January 27, 1989, between The Coca-Cola Company and the Company, together with Form of Home Market Amendment to Master Bottle Contract, effective as of October 29, 1999.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.9)	Form of Allied Bottle Contract (“Allied Beverage Agreement”), made and entered into effective January 11, 1990 between The Coca-Cola Company and the Company (as successor to Coca-Cola Bottling Company of Anderson, S.C.).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.10)	Letter Agreement, dated January 27, 1989, between The Coca-Cola Company and the Company, modifying the Cola Beverage Agreements and Allied Beverage Agreements.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.11)	Form of Marketing and Distribution Agreement (“Still Beverage Agreement”), made and entered into effective October 1, 2000, between The Coca-Cola Company and the Company (as successor to Metrolina Bottling Company), with respect to Dasani.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.12)	Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement dated December 14, 1994, modifying the Still Beverage Agreements.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.13)	Incidence Pricing Letter Agreement (“Pricing Agreement”), dated March 16, 2009, between The Coca-Cola Company and the Company.**	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.14)	Amendment to Pricing Agreement, dated December 27, 2010, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2010 (File No. 0-9286).
(10.15)	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).
(10.16)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.17)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.18)	Lease Agreement, dated as of December 15, 2000, between the Company and Harrison Limited Partnership One.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.19)	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).
(10.20)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC and Beacon Investment Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.21)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company, LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company, LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.22)	Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.23)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBCC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2002 (File No. 0-9286).
(10.24)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
(10.25)	Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.26)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.25 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.27)	Transfer and Assumption of Liabilities Agreement, dated December 19, 1996, by and between CCBCC, Inc., (a wholly-owned subsidiary of the Company) and Piedmont Coca-Cola Bottling Partnership.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.28)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).
(10.29)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.30)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2007.*	Appendix B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).

Incorporated by Reference
Number	Description	or Filed Herewith

(10.31)	Coca-Cola Bottling Co. Consolidated Long-Term Performance Plan, effective January 1, 2007.*	Appendix C to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.32)	Form of Long-Term Performance Plan Bonus Award Agreement.*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(10.33)	Performance Unit Award Agreement, dated February 27, 2008.*	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286).
(10.34)	Supplemental Savings Incentive Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.35)	Amendment No. 1 to Supplemental Savings Incentive Plan, effective January 1, 2010.*	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (File No. 0-9286).
(10.36)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.37)	Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.38)	Amendment No. 1 to Officer Retention Plan, effective January 1, 2009.*	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0-9286).
(10.39)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.*	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.40)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.41)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
(12)	Ratio of earnings to fixed charges.	Filed herewith.
(21)	List of subsidiaries.	Filed herewith.

Incorporated by Reference
Number	Description	or Filed Herewith

(23)	Consent of Independent Registered Public Accounting Firm to Incorporation by reference into Form S-3 (Registration No. 333-155635).	Filed herewith.
(31.1)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(31.2)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

**	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

(b)    Exhibits.

See Item 15(a)3

(c)    Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year
(In thousands)

Allowance for doubtful accounts:
Fiscal year ended January 2, 2011	$2,187	$(445)	$442	$1,300

Fiscal year ended January 3, 2010	$1,188	$1,593	$594	$2,187

Fiscal year ended December 28, 2008	$1,137	$523	$472	$1,188

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coca-Cola Bottling Co. Consolidated (Registrant)

By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors
and Chief Executive Officer

Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ J. Frank Harrison, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 18, 2011

By: /s/ H. W. McKay Belk H. W. McKay Belk	Director	March 18, 2011

By: /s/ Alexander B. Cummings, Jr. Alexander B. Cummings, Jr.	Director	March 18, 2011

By: /s/ Sharon A. Decker Sharon A. Decker	Director	March 18, 2011

By: /s/ William B. Elmore William B. Elmore	President, Chief Operating Officer and Director	March 18, 2011

By: /s/ Deborah H. Everhart Deborah H. Everhart	Director	March 18, 2011

By: /s/ Henry W. Flint Henry W. Flint	Vice Chairman of the Board of Directors and Director	March 18, 2011

By: William H. Jones	Director	March 18, 2011

By: /s/ James H. Morgan James H. Morgan	Director	March 18, 2011

By: /s/ John W. Murrey, III John W. Murrey, III	Director	March 18, 2011

By: /s/ Dennis A. Wicker Dennis A. Wicker	Director	March 18, 2011

By: /s/ James E. Harris James E. Harris	Senior Vice President and Chief Financial Officer	March 18, 2011

By: /s/ William J. Billiard William J. Billiard	Vice President, Operations Finance and Chief Accounting Officer	March 18, 2011