Form 10-Q
period 2011-04-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2011-05-12
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,066,522

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	First Quarter
	2011	2010
Net sales	$359,629	$347,498
Cost of sales	210,468	200,795

Gross margin	149,161	146,703
Selling, delivery and administrative expenses	129,982	129,044

Income from operations	19,179	17,659
Interest expense, net	8,769	8,810

Income before income taxes	10,410	8,849
Income tax expense	3,941	3,714

Net income	6,469	5,135
Less: Net income attributable to the noncontrolling interest	556	475

Net income attributable to Coca-Cola Bottling Co. Consolidated	$5,913	$4,660

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.64	$.51

Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$.64	$.51

Weighted average number of Class B Common Stock shares outstanding	2,051	2,029

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.64	$.51

Weighted average number of Common Stock shares outstanding — assuming dilution	9,232	9,210

Class B Common Stock	$.64	$.50

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,091	2,069

Cash dividends per share:
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25
See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

	April 3,	Jan. 2,	April 4,
	2011	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$30,382	$45,872	$48,325
Restricted cash	3,500	3,500	4,500
Accounts receivable, trade, less allowance for doubtful accounts of $1,442, $1,300 and $2,056, respectively	110,809	96,787	111,397
Accounts receivable from The Coca-Cola Company	15,256	12,081	17,008
Accounts receivable, other	8,450	15,829	11,026
Inventories	72,606	64,870	64,734
Prepaid expenses and other current assets	27,306	25,760	32,590

Total current assets	268,309	264,699	289,580

Property, plant and equipment, net	319,682	322,143	321,488
Leased property under capital leases, net	64,188	46,856	50,375
Other assets	51,457	46,332	46,796
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,748	4,871	5,227

Total	$1,331,105	$1,307,622	$1,336,187

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

	April 3,	Jan. 2,	April 4,
	2011	2011	2010
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$—	$—	$20,000
Current portion of obligations under capital leases	3,946	3,866	3,851
Accounts payable, trade	41,997	41,878	36,869
Accounts payable to The Coca-Cola Company	34,744	25,058	43,542
Other accrued liabilities	69,809	69,471	65,279
Accrued compensation	13,730	30,944	12,813
Accrued interest payable	10,061	5,523	10,062

Total current liabilities	174,287	176,740	192,416

Deferred income taxes	144,972	143,962	159,591
Pension and postretirement benefit obligations	113,291	114,163	89,356
Other liabilities	112,242	109,882	108,980
Obligations under capital leases	72,925	55,395	58,319
Long-term debt	523,101	523,063	552,952

Total liabilities	1,140,818	1,123,205	1,161,614

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,694,636, 2,672,316 and 2,672,316 shares, respectively	2,693	2,671	2,671
Capital in excess of par value	106,140	104,835	104,758
Retained earnings	138,489	134,872	110,364
Accumulated other comprehensive loss	(63,063)	(63,433)	(45,449)

	194,463	189,149	182,548
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	133,209	127,895	121,294
Noncontrolling interest	57,078	56,522	53,279

Total equity	190,287	184,417	174,573

Total	$1,331,105	$1,307,622	$1,336,187

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095
Comprehensive income:
Net income				4,660			4,660	475	5,135
Ownership share of Southeastern OCI					15		15		15
Foreign currency translation adjustments, net of tax					(4)		(4)		(4)
Pension and postretirement benefit adjustments, net of tax					1,307		1,307		1,307

Total comprehensive income							5,978	475	6,453
Cash dividends paid Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common
($.25 per share)				(506)			(506)		(506)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316

Balance on April 4, 2010	$10,204	$2,671	$104,758	$110,364	$(45,449)	$(61,254)	$121,294	$53,279	$174,573

Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$134,872	$(63,433)	$(61,254)	$127,895	$56,522	$184,417
Comprehensive income:
Net income				5,913			5,913	556	6,469
Foreign currency translation adjustments, net of tax					(4)		(4)		(4)
Pension and postretirement benefit adjustments, net of tax					374		374		374

Total comprehensive income							6,283	556	6,839
Cash dividends paid Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common
($.25 per share)				(511)			(511)		(511)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327

Balance on April 3, 2011	$10,204	$2,693	$106,140	$138,489	$(63,063)	$(61,254)	$133,209	$57,078	$190,287

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Quarter
	2011	2010
Cash Flows from Operating Activities
Net income	$6,469	$5,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,826	14,537
Amortization of intangibles	123	123
Deferred income taxes	839	1,146
Loss on sale of property, plant and equipment	353	444
Amortization of debt costs	569	582
Amortization of deferred gain related to terminated interest rate agreements	(304)	(302)
Stock compensation expense	668	585
Increase in current assets less current liabilities	(23,356)	(19,321)
Increase in other noncurrent assets	(5,601)	(766)
Increase in other noncurrent liabilities	2,340	3,561
Other	(6)	(6)

Total adjustments	(9,549)	583

Net cash provided by (used in) operating activities	(3,080)	5,718

Cash Flows from Investing Activities
Additions to property, plant and equipment	(9,069)	(7,977)
Proceeds from the sale of property, plant and equipment	22	1,062

Net cash used in investing activities	(9,047)	(6,915)

Cash Flows from Financing Activities
Proceeds from lines of credit, net	—	20,000
Borrowings (payments) under revolving credit facility	—	15,000
Cash dividends paid	(2,296)	(2,291)
Principal payments on capital lease obligations	(941)	(937)
Other	(126)	(20)

Net cash provided by (used in) financing activities	(3,363)	31,752

Net increase (decrease) in cash	(15,490)	30,555
Cash at beginning of period	45,872	17,770

Cash at end of period	$30,382	$48,325

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,327	$1,316
Capital lease obligations incurred	18,552	—
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
The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011 filed with the United States Securities and Exchange Commission.
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
Noncontrolling interest as of April 3, 2011, January 2, 2011 and April 4, 2010 primarily represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
Inventories were summarized as follows:

	April 3,	Jan. 2,	April 4,
In Thousands	2011	2011	2010

Finished products	$43,163	$36,484	$38,336
Manufacturing materials	10,967	10,619	8,528
Plastic shells, plastic pallets and other inventories	18,476	17,767	17,870

Total inventories	$72,606	$64,870	$64,734

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	April 3,	Jan. 2,	April 4,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Land	$12,751	$12,965	$12,671
Buildings	119,339	119,471	111,387	10-50 years
Machinery and equipment	140,347	136,821	130,097	5-20 years
Transportation equipment	150,624	147,960	152,012	4-17 years
Furniture and fixtures	37,902	37,120	34,484	4-10 years
Cold drink dispensing equipment	313,522	312,176	313,333	6-15 years
Leasehold and land improvements	71,380	69,996	65,350	5-20 years
Software for internal use	71,419	70,891	67,366	3-10 years
Construction in progress	4,580	8,733	6,388

Total property, plant and equipment, at cost	921,864	916,133	893,088
Less: Accumulated depreciation and amortization	602,182	593,990	571,600

Property, plant and equipment, net	$319,682	$322,143	$321,488

Depreciation and amortization expense was $14.8 million and $14.5 million in the first quarter of 2011 (“Q1 2011”) and the first quarter of 2010 (“Q1 2010”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	April 3,	Jan. 2,	April 4,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Leased property under capital leases	$95,428	$76,877	$76,877	3-20 years
Less: Accumulated amortization	31,240	30,021	26,502

Leased property under capital leases, net	$64,188	$46,856	$50,375

As of April 3, 2011, real estate represented $63.9 million of the leased property under capital leases and $44.1 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
In Q1 2011, the Company entered into leases for two sales distribution centers. Each lease has a term of fifteen years with various monthly rental payments. The two leases added $18.6 million, at inception, to the leased property under capital leases balance.
The Company’s outstanding obligations for capital leases were $76.9 million, $59.2 million and $62.2 million as of April 3, 2011, January 2, 2011 and April 4, 2010, respectively.
7. Franchise Rights and Goodwill
There was no change in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2011, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	April 3,	Jan. 2,	April 4,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Other identifiable intangible assets	$8,675	$8,675	$8,665	1-20 years
Less: Accumulated amortization	3,927	3,804	3,438

Other identifiable intangible assets, net	$4,748	$4,871	$5,227

Other identifiable intangible assets primarily represent customer relationships and distribution rights.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	April 3,	Jan. 2,	April 4,
In Thousands	2011	2011	2010

Accrued marketing costs	$9,598	$15,894	$9,047
Accrued insurance costs	17,133	18,005	18,561
Accrued taxes (other than income taxes)	1,731	2,023	1,793
Accrued income taxes	6,925	4,839	—
Employee benefit plan accruals	10,475	9,790	9,827
Checks and transfers yet to be presented for payment from zero balance cash accounts	14,847	8,532	18,640
All other accrued liabilities	9,100	10,388	7,411

Total other accrued liabilities	$69,809	$69,471	$65,279

10. Debt
Debt was summarized as follows:

		Interest	Interest	April 3,	Jan. 2,	April 4,
In Thousands	Maturity	Rate	Paid	2011	2011	2010

Revolving Credit Facility	2012	—	Varies	$—	$—	$30,000
Line of Credit			Varies	—	—	20,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,656)	(1,694)	(1,805)

				523,101	523,063	572,952
Less: Current portion of debt				—	—	20,000

Long-term debt				$523,101	$523,063	$552,952

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”). The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. The Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On April 3, 2011 and January 2, 2011, the Company had no outstanding borrowings on the $200 million facility. On April 4, 2010, the Company had $30 million of outstanding borrowings on the $200 million facility.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating banks. On April 3, 2011 and January 2, 2011, the Company had no outstanding borrowings under the uncommitted line of credit. On April 4, 2010, the Company had $20 million of outstanding borrowings on the uncommitted line of credit.
The Company had a weighted average interest rate of 5.9%, 5.8% and 5.4% for its debt and capital lease obligations as of April 3, 2011, January 2, 2011 and April 4, 2010, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.0% for Q1 2011 compared to 5.7% for Q1 2010. As of April 3, 2011, none of the Company’s debt and capital lease obligations of $600 million were subject to changes in short-term interest rates.
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company began amortizing a gain of $5.1 million over the remaining term of the underlying debt. As of April 3, 2011, the remaining amount to be amortized was $2.2 million. All of the Company’s interest rate swap agreements were LIBOR-based.
During both Q1 2011 and Q1 2010, the Company amortized deferred gains related to terminated interest rate swap agreements and forward interest rate agreements by $.3 million, which was recorded as a reduction to interest expense.
The Company had no interest rate swap agreements outstanding at April 3, 2011, January 2, 2011 and April 4, 2010.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The Company used derivative instruments to hedge substantially all of the diesel fuel purchases for 2010 and is using derivative instruments to hedge all of the Company’s projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments relate to diesel fuel and unleaded gasoline used by the Company’s delivery fleet and other vehicles. The Company used derivative instruments to hedge approximately 75% of its aluminum purchase requirements in 2010 and is using derivative instruments to hedge approximately 75% of the Company’s projected aluminum purchase requirements for 2011.
The following table summarizes Q1 2011 and Q1 2010 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A”) expenses, of such net gains and losses in the consolidated statements of operations:

		First Quarter
In Thousands	Classification of Gain (Loss)	2011	2010

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$171	$(110)
Fuel hedges — mark-to-market adjustment	S,D&A expenses	(146)	(291)
Aluminum hedges — contract premium and contract settlement	Cost of sales	521	(23)
Aluminum hedges — mark-to-market adjustment	Cost of sales	(508)	536

Total Net Gain		$38	$112

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of April 3, 2011, January 2, 2011 and April 4, 2010:

	Balance Sheet	Apr. 3,	Jan. 2,	Apr. 4,
In Thousands	Classification	2011	2011	2010

Fuel hedges at fair market value	Prepaid expenses and other current assets	$25	$171	$1,325
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	631	—	674
Aluminum hedges at fair market value	Prepaid expenses and other current assets	6,158	6,666	5,017
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	2,029	2,453	1,369

Total		$8,843	$9,290	$8,385

Aluminum hedges at fair market value	Other assets	$—	$—	$5,971
Unamortized cost of aluminum hedging agreements	Other assets	—	—	2,029

Total		$—	$—	$8,000
The following table summarizes the Company’s outstanding derivative agreements as of April 3, 2011:

	Notional	Latest
In Millions	Amount	Maturity

Fuel hedging agreements	$20.9	December 2011
Aluminum hedging agreements	23.0	December 2011
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
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	Apr. 3, 2011		Jan. 2, 2011		Apr. 4, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$(523,101)	$(564,527)	$(523,063)	$(564,671)	$(522,952)	$(556,459)
Non-public variable rate debt	—	—	—	—	(50,000)	(50,000)
Deferred compensation plan assets	9,934	9,934	9,780	9,780	9,098	9,098
Deferred compensation plan liabilities	(9,934)	(9,934)	(9,780)	(9,780)	(9,098)	(9,098)
Fuel hedging agreements	25	25	171	171	1,325	1,325
Aluminum hedging agreements	6,158	6,158	6,666	6,666	10,988	10,988
The fair values of the fuel hedging and aluminum hedging agreements at April 3, 2011, January 2, 2011 and April 4, 2010 represented the estimated amount the Company would have received upon termination of these agreements.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, fuel hedging agreements and aluminum hedging agreements:

	Apr. 3, 2011		Jan. 2, 2011		Apr. 4, 2010
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$9,934		$9,780		$9,098
Fuel hedging agreements		$25		$171		$1,325
Aluminum hedging agreements		6,158		6,666		10,988
Liabilities
Deferred compensation plan liabilities	9,934		9,780		9,098
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
13. Other Liabilities
Other liabilities were summarized as follows:

	Apr. 3,	Jan. 2,	Apr. 4,
In Thousands	2011	2011	2010

Accruals for executive benefit plans	$93,142	$90,906	$87,787
Other	19,100	18,976	21,193

Total other liabilities	$112,242	$109,882	$108,980

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $34.5 million, $29.0 million and $39.0 million as of April 3, 2011, January 2, 2011 and April 4, 2010, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products which adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on April 3, 2011 would have been $25.2 million for SAC and $25.2 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $31.9 million for SAC and $43.2 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of April 3, 2011, SAC had total assets of approximately $44 million and total debt of approximately $18 million. SAC had total revenues for Q1 2011 of approximately $42 million. As of April 3, 2011, Southeastern had total assets of approximately $376 million and total debt of approximately $194 million. Southeastern had total revenue for Q1 2011 of approximately $159 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On April 3, 2011, these letters of credit totaled $23.2 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010. As of April 3, 2011, the Company maintained $3.5 million of restricted cash for these letters of credit.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of April 3, 2011 amounted to $19.3 million and expire at various dates through 2020.

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
15. Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2011 and Q1 2010 was 37.9% and 42.0%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for Q1 2011 and Q1 2010 was 40.0% and 44.4%, respectively. The higher effective tax rate for Q1 2010 was primarily due to the impact of the elimination of the tax deduction associated with Medicare Part D subsidy as required by the Patient Protection and Affordable Care Act (“PPACA”) enacted on March 23, 2010 and the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”) enacted on March 30, 2010.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2011	2010

Statutory expense	$3,449	$2,931
State income taxes, net of federal effect	430	354
Manufacturing deduction benefit	(318)	(394)
Meals and entertainment	135	116
Adjustment for uncertain tax positions	153	161
Tax law change related to Medicare Part D subsidy	—	464
Other, net	92	82

Income tax expense	$3,941	$3,714

As of April 3, 2011, the Company had $5.0 million of uncertain tax positions, including accrued interest, of which $2.6 million would affect the Company’s effective tax rate if recognized. The Company had $4.8 million of uncertain tax positions as of January 2, 2011, including accrued interest, of which $2.5 million would affect the Company’s effective tax rate if recognized. The Company had $5.7 million of uncertain tax positions as of April 4, 2010, including accrued interest, of which $3.6 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of April 3, 2011, the Company had approximately $.5 million of accrued interest related to uncertain tax positions. As of January 2, 2011, the Company had approximately $.4 million of accrued interest related to uncertain tax positions. As of April 4, 2010, the Company had approximately $1.0 million of accrued interest related to uncertain tax positions. Income tax expense included interest expense of approximately $.1 million in both Q1 2011 and Q1 2010.
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
A summary of accumulated other comprehensive loss is as follows:

	Jan. 2,	Pre-tax	Tax	Apr. 3,
In Thousands	2011	Activity	Effect	2011

Net pension activity:
Actuarial loss	$(51,822)	$518	$(204)	$(51,508)
Prior service costs	(43)	4	(2)	(41)
Net postretirement benefits activity:
Actuarial loss	(17,875)	530	(209)	(17,554)
Prior service costs	6,292	(429)	169	6,032
Transition asset	11	(5)	2	8
Foreign currency translation adjustment	4	(6)	2	—

Total	$(63,433)	$612	$(242)	$(63,063)

	Jan. 3,	Pre-tax	Tax	April 4,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(40,626)	$1,495	$(587)	$(39,718)
Prior service costs	(37)	4	(1)	(34)
Net postretirement benefits activity:
Actuarial loss	(13,470)	341	330	(12,799)
Prior service costs	7,376	(446)	175	7,105
Transition asset	26	(6)	2	22
Ownership share of Southeastern OCI	(49)	24	(9)	(34)
Foreign currency translation adjustment	13	(7)	3	9

Total	$(46,767)	$1,405	$(87)	$(45,449)

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
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During Q1 2011 and Q1 2010, dividends of $.25 per share were declared and paid on both the Common Stock and Class B Common Stock.
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
On April 29, 2008, the stockholders of the Company approved a Performance Unit Award Agreement for J. Frank Harrison, III, the Company’s Chairman of the Board of Directors and Chief Executive Officer, consisting of 400,000 performance units (“Units”). Each Unit represents the right to receive one share of the Company’s Class B Common Stock, subject to certain terms and conditions. The Units vest in annual increments over a ten-year period starting in fiscal year 2009. The number of Units that vest each year equals the product of 40,000 multiplied by the overall goal achievement factor (not to exceed 100%) under the Company’s Annual Bonus Plan.
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
On March 9, 2010, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock, should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
On March 8, 2011, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock, should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2010 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.
Compensation expense for the Performance Unit Award Agreement recognized in Q1 2011 was $.7 million, which was based upon a share price of $66.79 on April 1, 2011. Compensation expense recognized in Q1 2010 was $.6 million, which was based upon a share price of $58.45 on April 1, 2010.
The increase in the total number of shares outstanding in Q1 2011 was due to the issuance of the 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement. The increase in the total number of shares outstanding in Q1 2010 was due to the issuance of 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement.
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
The components of net periodic pension cost were as follows:

	First Quarter
In Thousands	2011	2010

Service cost	$25	$19
Interest cost	3,085	2,857
Expected return on plan assets	(2,922)	(2,868)
Amortization of prior service cost	4	4
Recognized net actuarial loss	518	1,495

Net periodic pension cost	$710	$1,507

The Company contributed $.9 million to its Company-sponsored pension plans during Q1 2011. The Company has made additional payments of $1.7 million subsequent to the end of Q1 2011.

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
The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2011	2010

Service cost	$242	$195
Interest cost	708	626
Amortization of unrecognized transitional assets	(5)	(6)
Recognized net actuarial loss	530	341
Amortization of prior service cost	(429)	(446)

Net periodic postretirement benefit cost	$1,046	$710

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2010 and 2011. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results. Based on the financial results of the first quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in the second quarter of 2010. The total cost, including the estimate for the additional 2% matching contributions, for this benefit in Q1 2011 and Q1 2010 was $2.1 million and $2.2 million, respectively.
Multi-Employer Benefits
The Company entered into a new agreement in the third quarter of 2008 after one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Central States Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7% that will be paid to Central States over the next 20 years and was recorded in other liabilities. Including the $3.0 million to Southern States, the Company has paid approximately $5 million from the fourth quarter of 2008 through Q1 2011 and will pay approximately $1 million annually over the next 17½ years.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of April 3, 2011, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2011	2010

Payments by the Company for concentrate, syrup, sweetener and other purchases	$90.9	$92.0
Marketing funding support payments to the Company	(10.6)	(10.2)

Payments by the Company net of marketing funding support	$80.3	$81.8

Payments by the Company for customer marketing programs	$11.6	$12.7
Payments by the Company for cold drink equipment parts	2.0	1.7
Fountain delivery and equipment repair fees paid to the Company	2.8	2.2
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.0	1.1
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	.6	.9

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. to buy and sell finished products at cost. The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA Inc. (“CCR”), and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. References to “CCR,” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. Sales to CCR under this arrangement were $13.0 million and $11.9 million in Q1 2011 and Q1 2010, respectively. Purchases from CCR under this arrangement were $5.3 million and $5.8 million in Q1 2011 and Q1 2010, respectively. In addition, CCR began distributing one of the Company’s own brands (Tum-E Yummies) in Q1 2010. Total sales to CCR for this brand were $3.0 million and $3.3 million in Q1 2011 and Q1 2010, respectively.
Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.1 million and $.2 million in Q1 2011 and Q1 2010, respectively. Amounts due from CCBSS for rebates on raw materials were $2.5 million, $3.6 million and $3.2 million as of April 3, 2011, January 2, 2011 and April 4, 2010, respectively. CCR is also a member of CCBSS.
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $31.1 million and $29.8 million in Q1 2011 and Q1 2010, respectively. The Company performs management services for SAC pursuant to a management agreement. Management fees earned from SAC were $.4 million in Q1 2011 and $.3 million in Q1 2010. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $18.3 million as of April 3, 2011. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in SAC was $6.8 million, $5.6 million and $5.6 million as of April 3, 2011, January 2, 2011 and April 4, 2010, respectively.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $18.7 million in Q1 2011 and $17.0 million in Q1 2010. In connection with its participation in Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $16.2 million as of April 3, 2011. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in one of these entities, Southeastern, was $17.9 million, $15.7 million and $15.7 million as of April 3, 2011, January 2, 2011 and April 4, 2010, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of April 3, 2011 nor was there any impairment in 2010.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. The original lease was to expire on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms began on January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of April 3, 2011 was $26.9 million. Rental payments related to this lease were $0.9 million and $0.8 million in Q1 2011 and Q1 2010, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of April 3, 2011 was $28.6 million. Rental payments related to the lease were $1.0 million and $.9 million in Q1 2011 and Q1 2010, respectively.
20. Net Sales by Product Category
Net sales by product category were as follows:

	First Quarter
In Thousands	2011	2010

Bottle/can sales:
Sparkling beverages (including energy products)	$243,028	$242,706
Still beverages	48,273	41,872

Total bottle/can sales	291,301	284,578

Other sales:
Sales to other Coca-Cola bottlers	36,100	33,661
Post-mix and other	32,228	29,259

Total other sales	68,328	62,920

Total net sales	$359,629	$347,498

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2011	2010

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$5,913	$4,660
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	511	506

Total undistributed earnings	$3,617	$2,369

Common Stock undistributed earnings — basic	$2,810	$1,845
Class B Common Stock undistributed earnings — basic	807	524

Total undistributed earnings — basic	$3,617	$2,369

Common Stock undistributed earnings — diluted	$2,798	$1,837
Class B Common Stock undistributed earnings — diluted	819	532

Total undistributed earnings — diluted	$3,617	$2,369

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed earnings — basic	2,810	1,845

Numerator for basic net income per Common Stock share	$4,595	$3,630

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$511	$506
Class B Common Stock undistributed earnings — basic	807	524

Numerator for basic net income per Class B Common Stock share	$1,318	$1,030

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2011	2010

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	511	506
Common Stock undistributed earnings — diluted	3,617	2,369

Numerator for diluted net income per Common Stock share	$5,913	$4,660

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$511	$506
Class B Common Stock undistributed earnings — diluted	819	532

Numerator for diluted net income per Class B Common Stock share	$1,330	$1,038

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2011	2010

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141
Class B Common Stock weighted average shares outstanding — basic	2,051	2,029

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,232	9,210
Class B Common Stock weighted average shares outstanding — diluted	2,091	2,069

Basic net income per share:
Common Stock	$.64	$.51

Class B Common Stock	$.64	$.51

Diluted net income per share:
Common Stock	$.64	$.51

Class B Common Stock	$.64	$.50

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 88% of the Company’s Q1 2011 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s Q1 2011 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.
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
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During Q1 2011, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. During Q1 2010, approximately 70% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 30% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 20% and 10%, respectively, of the Company’s total bottle/can volume to retail customers in Q1 2011; and accounted for approximately 19% and 12%, respectively, of the Company’s total bottle/can volume to retail customers in Q1 2010. Wal-Mart Stores, Inc. accounted for 14% of the Company’s total net sales during both Q1 2011 and Q1 2010.
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
Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 6% of the Company’s employees will expire during the remainder of 2011. Subsequent to Q1 2011, one of these collective bargaining agreements covering

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
approximately 2% of the Company’s employees expired in April, 2011 and the Company entered into a new agreement during the second quarter of 2011.
23. Supplemental Disclosures of Cash Flow Information
Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
In Thousands	2011	2010

Accounts receivable, trade, net	$(14,022)	$(18,670)
Accounts receivable from The Coca-Cola Company	(3,175)	(12,899)
Accounts receivable, other	7,379	5,979
Inventories	(7,736)	(5,612)
Prepaid expenses and other current assets	(1,475)	2,401
Accounts payable, trade	(2,333)	(1,605)
Accounts payable to The Coca-Cola Company	9,686	15,662
Other accrued liabilities	337	3,301
Accrued compensation	(16,555)	(12,419)
Accrued interest payable	4,538	4,541

Increase in current assets less current liabilities	$(23,356)	$(19,321)

Non-cash activity
Additions to property, plant and equipment of $2.5 million and $1.7 million have been accrued but not paid and are recorded in accounts payable, trade as of April 3, 2011 and April 4, 2010, respectively.
Additions to property, plant and equipment included $1.5 million for a trade-in allowance on manufacturing equipment in Q1 2010.
24. New Accounting Pronouncements
Recently Adopted Pronouncements
In January 2010, the Financial Accounting Standards Board issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in Q1 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for the Company in Q1 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the first quarter of 2011 (“Q1 2011”) and changes from the first quarter of 2010 (“Q1 2010”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q1 2011 compared to Q1 2010.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q1 2011 compared to year-end 2010 and the end of Q1 2010 as presented in the consolidated financial statements.

•
Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.
The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). The noncontrolling interest primarily consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.
Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had full year net sales of approximately $1.5 billion in 2010.
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 83% of the Company’s Q1 2011 bottle/can net sales.

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
The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2011, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.
The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA, Inc. (“CCR”), and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. In M,D&A, references to “CCR” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. The Coca-Cola Company had a significant equity interest in CCE prior to the acquisition. In addition, the Company’s primary competitors were recently acquired by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it is unknown whether the transactions will have a material impact on the Company’s business and financial results.
Net sales by product category were as follows:

	First Quarter
In Thousands	2011	2010

Bottle/can sales:
Sparkling beverages (including energy products)	$243,028	$242,706
Still beverages	48,273	41,872

Total bottle/can sales	291,301	284,578

Other sales:
Sales to other Coca-Cola bottlers	36,100	33,661
Post-mix and other	32,228	29,259

Total other sales	68,328	62,920

Total net sales	$359,629	$347,498

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
Product Innovation and Beverage Portfolio Expansion
Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. The Company began distributing Monster Energy drinks in certain of the Company’s territories beginning in November 2008. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package in select convenience stores and introduced it companywide in 2009. New packaging introductions included the 7.5-ounce sleek can in 2010 and the 2-liter contour bottle for Coca-Cola products during 2009.
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
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $45.9 million and $44.9 million in Q1 2011 and Q1 2010, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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

Overview of Operations and Financial Condition
The following items affect the comparability of the financial results presented below:
Q1 2011
•	a $.1 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 fuel hedging program; and

•	a $.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related the Company’s 2011 aluminum hedging program.
Q1 2010
•	a $.3 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program;

•	a $.5 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s aluminum hedging program; and

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to Medicare Part D subsidy.
The following overview provides a summary of key information concerning the Company’s financial results for Q1 2011 compared to Q1 2010.

	First Quarter			%
In Thousands (Except Per Share Data)	2011	2010	Change	Change

Net sales	$359,629	$347,498	$12,131	3.5
Cost of sales	210,468	200,795	9,673	4.8
Gross margin	149,161	146,703	2,458	1.7
S,D&A expenses	129,982	129,044	938	0.7
Income from operations	19,179	17,659	1,520	8.6
Interest expense, net	8,769	8,810	(41)	(0.5)
Income before income taxes	10,410	8,849	1,561	17.6
Income tax expense	3,941	3,714	227	6.1
Net income	6,469	5,135	1,334	26.0
Net income attributable to the Company	5,913	4,660	1,253	26.9
Basic net income per share:
Common Stock	$.64	$.51	$.13	25.5
Class B Common Stock	$.64	$.51	$.13	25.5
Diluted net income per share:
Common Stock	$.64	$.51	$.13	25.5
Class B Common Stock	$.64	$.50	$.14	28.0

The Company’s net sales increased 3.5% in Q1 2011 compared to Q1 2010. The increase in net sales was primarily due to a 2.2% increase in bottle/can sales price per unit. The increase in bottle/can sales price per unit was primarily due to an increase in sales price per unit in sparkling beverages and a change in product mix due to a higher percentage of still beverage sales. Still beverages have a higher sales price per unit.
Gross margin dollars increased 1.7% in Q1 2011 compared to Q1 2010. The Company’s gross margin percentage decreased to 41.5% for Q1 2011 from 42.2% for Q1 2010. The decrease in gross margin percentage was primarily due to higher costs for raw materials such as plastic bottles and a change in product mix. Sales volume of still beverages, which have lower margins than sparkling beverages, increased while sparkling beverages sales volume decreased.
The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packing materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the cost of the underlying commodities related to these inputs will continue to face upward cost pressure. The Company expects gross margins to be lower throughout the remainder of 2011 compared to 2010 due to the impact of the rising commodity costs.
S,D&A expenses increased .7% in Q1 2011 from Q1 2010. The increase in S,D&A expenses in Q1 2011 from Q1 2010 was primarily attributable to increases in employee salaries including bonus and incentive expense, fuel costs and marketing expense offset partially by a decrease in property and casualty insurance expense.
Net interest expense was unchanged in Q1 2011 compared to Q1 2010. Net interest expense was unchanged as lower borrowing levels offset a higher weighted average interest rate. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% during Q1 2011 from 5.7% during Q1 2010.
Net debt and capital lease obligations were summarized as follows:

	Apr. 3,	Jan. 2,	Apr. 4,
In Thousands	2011	2011	2010

Debt	$523,101	$523,063	$572,952
Capital lease obligations	76,871	59,261	62,170

Total debt and capital lease obligations	599,972	582,324	635,122
Less: Cash and cash equivalents	33,882	49,372	52,825

Total net debt and capital lease obligations (1)	$566,090	$532,952	$582,297

(1)
The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements
Critical Accounting Policies
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended January 2, 2011 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
The Company did not make changes in any critical accounting policies during Q1 2011. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
New Accounting Pronouncements
Recently Adopted Pronouncements
In January 2010, the Financial Accounting Standards Board issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in Q1 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for the Company in Q1 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
Results of Operations
Q1 2011 Compared to Q1 2010
Net Sales
Net sales increased $12.1 million, or 3.5%, to $359.6 million in Q1 2011 compared to $347.5 million in Q1 2010.
The increase in net sales for Q1 2011 compared to Q1 2010 was the result of the following:

Q1 2011	Attributable to:
(In Millions)
$6.1
2.2% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit

3.1
9.2% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories and a change in product mix due to a higher percentage of still beverage sales which have a higher sales price per unit

2.0	Increase in freight revenue
1.1	6.3% increase in post-mix sales volume
0.6	.2% increase in bottle/can volume primarily due to a volume increase in still beverages partially offset by a volume decrease in sparkling beverages
(0.8)	Other

$12.1	Total increase in net sales

In Q1 2011, the Company’s bottle/can sales to retail customers accounted for 81% of the Company’s total net sales. Bottle/can pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net price per unit in Q1 2011 compared to Q1 2010 was primarily due to an increase in sales price per unit in sparkling beverages and a change in product mix due to a higher percentage of still beverages sales. Still beverages have a higher sales price per unit.
Product category sales volume in Q1 2011 and Q1 2010 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2011	Q1 2010	% Increase (Decrease)
Sparkling beverages (including energy products)	85.0%	87.7%	(2.9)
Still beverages	15.0%	12.3%	22.3

Total bottle/can sales volume	100.0%	100.0%	0.2

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During Q1 2011, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. During Q1 2010, approximately 70% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 30% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 20% of the Company’s total bottle/can volume during Q1 2011. Wal-Mart Stores, Inc. accounted for approximately 19% of the Company’s total bottle/can volume during Q1 2010. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can volume during Q1 2011. Food Lion, LLC accounted for approximately 12% of the Company’s total bottle/can volume during Q1 2010. All of the Company’s beverage sales are to customers in the United States.
The Company recorded delivery fees in net sales of $1.8 million in both Q1 2011 and Q1 2010. These fees are used to offset a portion of the Company’s delivery and handling costs.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 4.8%, or $9.7 million, to $210.5 million in Q1 2011 compared to $200.8 million in Q1 2010.

The increase in cost of sales for Q1 2011 compared to Q1 2010 was principally attributable to the following:

Q1 2011	Attributable to:
(In Millions)
$5.0	Increase in costs of raw materials such as plastic bottles and increase in percentage of purchased products which have higher per unit costs
1.8	Increase in freight cost of sales
0.7	6.3% increase in post-mix sales volume
0.5	Increase in cost due to the Company’s aluminum hedging program
0.3	.2% increase in bottle/can volume primarily due to a volume increase in still beverages partially offset by a volume decrease in sparkling beverages
1.4	Other

$9.7	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packing materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the cost of the underlying commodities related to these inputs will continue to face upward cost pressure. The Company expects gross margins to be lower throughout the remainder of 2011 compared to 2010 due to the impact of the rising commodity costs.
The Company entered into an agreement (the “Incidence Pricing Agreement”) with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price The Coca-Cola Company charges under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. The Company continues to utilize the incidence pricing model, and the Incidence Pricing Agreement has been extended through December 31, 2011 under the same terms as 2010 and 2009.
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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $12.6 million for Q1 2011 compared to $12.4 million for Q1 2010.

Gross Margin
Gross margin dollars increased 1.7%, or $2.4 million, to $149.2 million in Q1 2011 compared to $146.7 million in Q1 2010. Gross margin as a percentage of net sales decreased to 41.5% for Q1 2011 from 42.2% for Q1 2010.
The increase in gross margin dollars for Q1 2011 compared to Q1 2010 was primarily the result of the following:

Q1 2011	Attributable to:
(In Millions)
$6.1
2.2% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit

(5.0)	Increase in costs of raw materials such as plastic bottles and increase in percentage of purchased products which have higher per unit costs
3.1
9.2% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories and a change in product mix due to a higher percentage of still beverage sales which have a higher sales price per unit

(0.5)	Increase in cost due to the Company’s aluminum hedging program
0.4	6.3% increase in post-mix sales volume
0.3	.2% increase in bottle/can volume primarily due to a volume increase in still beverages partially offset by a volume decrease in sparkling beverages
0.2	Increase in freight gross margin
(2.2)	Other

$2.4	Total increase in gross margin

The decrease in gross margin percentage in Q1 2011 compared to Q1 2010 was primarily due to higher costs of raw materials such as plastic bottles and a change in product mix. Sales volume of still beverages, which have lower margins than sparkling beverages, increased while sparkling beverages sales volume decreased.
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
S,D&A expenses increased by $.9 million, or .7%, to $130.0 million in Q1 2011 from $129.0 million in Q1 2010. S,D&A expenses as a percentage of net sales decreased from 37.1% in Q1 2010 to 36.1% in Q1 2011.

The increase in S,D&A expenses for Q1 2011 compared to Q1 2010 was primarily due to the following:

Q1 2011	Attributable to:
(In Millions)
$(1.3)	Decrease in property and casualty insurance expense
0.5	Increase in marketing expense
0.5	Increase in fuel costs
0.4	Increase in employee salaries including bonus and incentive expense
0.8	Other

$0.9	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $45.9 million and $44.9 million in Q1 2011 and Q1 2010, respectively.
The net impact of the Company’s fuel hedging program was to decrease fuel costs by $25,000 in Q1 2011 and increase fuel costs by $.4 million in Q1 2010.
The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $.7 million from $1.3 million in Q1 2010 to $.6 million in Q1 2011.
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2010 and 2011. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results. Based on the financial results of the first quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in the second quarter of 2010. The total cost, including the estimate for the additional 2% matching contributions, for this benefit in Q1 2011 and Q1 2010 was $1.8 million and $2.0 million, respectively.
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
Interest Expense
Net interest expense was unchanged in Q1 2011 compared to Q1 2010. Net interest expense was unchanged as lower borrowing levels offset a higher weighted average interest rate. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% during Q1 2011 from 5.7% during Q1 2010. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2011 and Q1 2010 was 37.9% and 42.0%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for Q1 2011 and Q1 2010 was 40.0% and 44.4%, respectively. The higher effective tax rate for Q1 2010 was primarily due to the impact of the elimination of the tax deduction associated with Medicare Part D subsidy as required by the PPACA and the Reconciliation Act.
Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $.6 million in Q1 2011 compared to $.5 million in Q1 2010 primarily related to the portion of Piedmont owned by The Coca-Cola Company. The increased amount in Q1 2011 was due to higher income at Piedmont.
Financial Condition
Total assets increased to $1.33 billion at April 3, 2011, from $1.31 billion at January 2, 2011 primarily due to increases in leased property under capital leases, net, accounts receivables and inventories partially offset by a decrease in cash and cash equivalents. The increase in leased property under capital leases, net was primarily due to the Company entering into leases for two sales distribution centers.
Net working capital, defined as current assets less current liabilities, increased by $6.1 million to $94.0 million at April 3, 2011 from January 2, 2011 and decreased by $3.1 million at April 3, 2011 from April 4, 2010.
Significant changes in net working capital from January 2, 2011 were as follows:
•	A decrease in accrued compensation of $17.2 million primarily due to the payment of bonuses in March 2011.

•	A decrease in cash and cash equivalents of $15.5 million primarily due to cash used in operating activities.

•	An increase in accounts receivable, trade of $14.0 million primarily due to normal seasonal increase in sales.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $3.2 million and $9.7 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $7.7 million due primarily to the timing of the Easter weekend in the second quarter of 2011 (Easter weekend included in Q1 2010) and the related promotional activities.

•	An increase in accrued interest payable of $4.5 million due to the timing of payments.
Significant changes in net working capital from April 4, 2010 were as follows:
•	A decrease in the current portion of debt of $20.0 million due to lower borrowings on the Company’s uncommitted line of credit.

•	A decrease in cash and cash equivalents of $17.9 million primarily due to payment of debt.

•	A decrease in accounts receivable from and a decrease in accounts payable to The Coca-Cola Company of $1.8 million and $8.8 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $7.9 million due primarily to the timing of the Easter weekend in the second quarter of 2011 (Easter weekend included in Q1 2010) and the related promotional activities.

•	An increase in accounts payable, trade of $5.1 million primarily due to the timing of payments.
Debt and capital lease obligations were $600.0 million as of April 3, 2011 compared to $582.3 million as of January 2, 2011 and $635.1 million as of April 4, 2010 with the increase due to the two new capital leases entered into during Q1 2011. Debt and capital lease obligations as of April 3, 2011 included $76.9 million of capital lease obligations related primarily to Company facilities.

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
As of April 3, 2011, the Company had all $200 million available under the $200 million revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants and has been throughout 2011. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company.
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of April 3, 2011, $523.1 million of the Company’s total outstanding balance of debt and capital lease obligations of $600.0 million was financed through publicly offered debt. The Company had capital lease obligations of $76.9 million as of April 3, 2011. There were no amounts outstanding on either the $200 million facility or on the Company’s uncommitted line of credit as of April 3, 2011. The Company’s $200 million facility matures in March 2012. The Company intends to negotiate a new revolving credit facility during 2011 to provide ongoing liquidity to the Company.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of activity for Q1 2011 and Q1 2010 follows:

	First Quarter
In Millions	2011	2010

Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$—	$5.7
Proceeds from lines of credit, net	—	20.0
Proceeds from $200 million facility	—	15.0
Proceeds from the sale of property, plant and equipment	—	1.1

Total cash sources	$—	$41.8

Cash Uses
Cash used in operating activities (excluding income tax and pension payments)	$1.2	$—
Capital expenditures	9.1	8.0
Payment of debt and capital lease obligations	.9	.9
Dividends	2.3	2.3
Income tax payments	1.0	—
Pension payments	.9	—
Other	.1	—

Total cash uses	$15.5	$11.2

Increase (decrease) in cash	$(15.5)	$30.6

Investing Activities
Additions to property, plant and equipment during Q1 2011 were $11.6 million of which $2.5 million were accrued in accounts payable, trade as unpaid. This compared to $11.2 million in total additions to property, plant and equipment during Q1 2010 of which $1.7 million were accrued in accounts payable, trade as unpaid and $1.5 million which was a trade-in-allowance on manufacturing equipment. Capital expenditures during Q1 2011 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2011 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into the $200 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. The Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On April 3, 2011 and January 2,

2011, the Company had no outstanding borrowings on the $200 million facility. On April 4, 2010, the Company had $30.0 million outstanding under the $200 million facility.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On April 3, 2011 and January 3, 2011, the Company had no amount outstanding under the uncommitted line of credit. On April 4, 2010, the Company had $20.0 million outstanding under the uncommitted line of credit.
In Q1 2011, the Company entered into leases for two sales distribution centers. Each lease has a term of 15 years with various monthly rental payments. The capital lease obligation incurred for the two leases was $18.6 million.
All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into six capital leases.
At April 3, 2011, the Company’s credit ratings were as follows:

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
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $34.5 million of debt and related lease obligations for these entities as of April 3, 2011. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of April 3, 2011, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $75.1 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of April 3, 2011:

	Payments Due by Period
		Apr. 2011-	Apr. 2012-	Apr. 2014-	After
In Thousands	Total	Mar. 2012	Mar. 2014	Mar. 2016	Mar. 2016

Contractual obligations:
Total debt, net of interest	$523,101	$—	$150,000	$100,000	$273,101
Capital lease obligations, net of interest	76,871	3,946	9,985	12,045	50,895
Estimated interest on long-term debt and capital lease obligations (1)	172,916	34,082	56,358	45,017	37,459
Purchase obligations (2)	290,193	91,640	183,280	15,273	—
Other long-term liabilities (3)	114,195	10,109	15,783	12,287	76,016
Operating leases	25,797	3,720	6,140	5,265	10,672
Long-term contractual arrangements (4)	19,281	6,791	9,723	1,908	859
Postretirement obligations	55,775	3,361	5,982	6,561	39,871
Purchase orders (5)	39,022	39,022	—	—	—

Total contractual obligations	$1,317,151	$192,671	$437,251	$198,356	$488,873

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $5.0 million of uncertain tax positions including accrued interest as of April 3, 2011 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $2.6 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of April 3, 2011, the Company has $23.2 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company has made contributions to the Company-sponsored pension plans of $.9 million in Q1 2011. Based on information currently available, the Company anticipates cash contributions during the remainder of

2011 will be approximately $9 million. Postretirement medical care payments are expected to be approximately $3 million in 2011. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.3 million during both Q1 2011 and Q1 2010.
The weighted average interest rate of the Company’s debt and capital lease obligations was 5.9% as of April 3, 2011 compared to 5.8% as of January 2, 2011 and 5.4% as of April 4, 2010. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% in Q1 2011 from 5.7% in Q1 2010. None of the Company’s debt and capital lease obligations of $600.0 million as of April 3, 2011 was maintained on a floating rate basis and was subject to changes in short-term interest rates.
Fuel Hedging
The Company used derivative instruments to hedge substantially all of the projected diesel fuel purchases for 2010. The Company is using derivative instruments to hedge substantially all of the projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments relate to diesel fuel and unleaded gasoline used by the Company’s delivery fleet and other vehicles. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.
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
The net impact of the Company’s fuel hedging program was to decrease fuel costs by $25,000 in Q1 2011 and increase fuel costs by $.4 million in Q1 2010.

Aluminum Hedging
During 2009, the Company began using derivative instruments to hedge approximately 75% of the projected 2010 and 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.
The net impact of the Company’s aluminum hedging program was to decrease cost of sales by $13,000 in Q1 2011 and decrease cost of sales by $.5 million in Q1 2010.

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

•
the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions in 2011 to its two Company-sponsored pension plans will be approximately $10 million;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2011;

•	the Company’s expectation that additions to property, plant and equipment in 2011 will be in the range of $60 million to $70 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $23 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months as a result of tax audits but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	the Company’s expectations that raw material costs will rise significantly in 2011 and that gross margins will be lower throughout the remainder of 2011 compared to 2010; and

•	the Company’s intention to negotiate a new revolving credit facility during 2011.
These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part I. Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended January 2, 2011.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company may periodically use interest rate hedging products to modify risk from interest rate fluctuations. The counterparties on any interest rate hedging arrangements are major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of April 3, 2011. None of the Company’s debt and capital lease obligations of $600.0 million as of April 3, 2011 was subject to changes in short-term interest rates.
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
The Company entered into derivative instruments to hedge essentially all of the diesel fuel purchases for 2010. The Company entered into derivative instruments to hedge substantially all of the projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments relate to diesel fuel and unleaded gasoline used by the Company’s delivery fleet and other vehicles. The Company pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company currently accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.
During 2009, the Company began using derivative instruments to hedge approximately 75% of the projected 2010 and 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

Effects of Changing Prices
The principal effect of inflation on the Company’s operating results is to increase costs. The Company may raise selling prices to offset these cost increases; however, the resulting impact on retail prices may reduce the volume of product purchased by consumers.
Item 4. Controls and Procedures.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2011.
There has been no change in the Company’s internal control over financial reporting during the quarter ended April 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011.

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

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: May 12, 2011	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President and Chief Financial Officer

Date: May 12, 2011	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President of Operations Finance and Chief Accounting Officer