Form 10-Q
period 2011-07-03
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2011-08-12
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $1.00 Par Value Class B Common Stock, $1.00 Par Value	7,141,447 2,066,522

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2011
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
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2011	2010	2011	2010
Net sales	$422,893	$417,361	$782,522	$764,859
Cost of sales	257,320	249,353	467,788	450,148

Gross margin	165,573	168,008	314,734	314,711
Selling, delivery and administrative expenses	137,153	138,190	267,135	267,234

Income from operations	28,420	29,818	47,599	47,477
Interest expense, net	9,042	8,802	17,811	17,612

Income before income taxes	19,378	21,016	29,788	29,865
Income tax expense	7,394	7,612	11,335	11,326

Net income	11,984	13,404	18,453	18,539
Less: Net income attributable to the noncontrolling interest	883	1,361	1,439	1,836

Net income attributable to Coca-Cola Bottling Co. Consolidated	$11,101	$12,043	$17,014	$16,703

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.21	$1.31	$1.85	$1.82

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.21	$1.31	$1.85	$1.82

Weighted average number of Class B Common Stock shares outstanding	2,067	2,044	2,059	2,036

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.20	$1.31	$1.84	$1.81

Weighted average number of Common Stock shares outstanding — assuming dilution	9,248	9,225	9,240	9,217

Class B Common Stock	$1.20	$1.30	$1.83	$1.80

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,107	2,084	2,099	2,076

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50
See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

	July 3,	Jan. 2,	July 4,
	2011	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$26,169	$45,872	$14,301
Restricted cash	3,000	3,500	3,500
Accounts receivable, trade, less allowance for doubtful accounts of $1,576, $1,300 and $2,051, respectively	126,228	96,787	133,034
Accounts receivable from The Coca-Cola Company	26,153	12,081	20,897
Accounts receivable, other	9,390	15,829	18,855
Inventories	75,157	64,870	72,105
Prepaid expenses and other current assets	24,822	25,760	30,583

Total current assets	290,919	264,699	293,275

Property, plant and equipment, net	319,121	322,143	317,140
Leased property under capital leases, net	62,796	46,856	49,202
Other assets	52,316	46,332	41,034
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,645	4,871	5,105

Total	$1,352,518	$1,307,622	$1,328,477

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

	July 3,	Jan. 2,	July 4,
	2011	2011	2010
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$—	$—	$5,000
Current portion of obligations under capital leases	4,174	3,866	3,856
Accounts payable, trade	46,546	41,878	46,944
Accounts payable to The Coca-Cola Company	48,990	25,058	52,573
Other accrued liabilities	65,488	69,471	66,606
Accrued compensation	20,955	30,944	18,001
Accrued interest payable	5,529	5,523	5,522

Total current liabilities	191,682	176,740	198,502

Deferred income taxes	141,253	143,962	149,622
Pension and postretirement benefit obligations	111,737	114,163	88,465
Other liabilities	112,537	109,882	110,004
Obligations under capital leases	71,828	55,395	57,361
Long-term debt	523,139	523,063	537,988

Total liabilities	1,152,176	1,123,205	1,141,942

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,694,636, 2,672,316 and 2,672,316 shares, respectively	2,693	2,671	2,671
Capital in excess of par value	106,140	104,835	104,758
Retained earnings	147,287	134,872	120,111
Accumulated other comprehensive loss	(62,689)	(63,433)	(44,595)

	203,635	189,149	193,149
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	142,381	127,895	131,895
Noncontrolling interest	57,961	56,522	54,640

Total equity	200,342	184,417	186,535

Total	$1,352,518	$1,307,622	$1,328,477

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands (Except Share Data)

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095
Comprehensive income:
Net income				16,703			16,703	1,836	18,539
Ownership share of Southeastern OCI					30		30		30
Foreign currency translation adjustments, net of tax					(8)		(8)		(8)
Pension and postretirement benefit adjustments, net of tax					2,150		2,150		2,150

Total comprehensive income							18,875	1,836	20,711
Cash dividends paid Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,016)			(1,016)		(1,016)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316

Balance on July 4, 2010	$10,204	$2,671	$104,758	$120,111	$(44,595)	$(61,254)	$131,895	$54,640	$186,535

Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$134,872	$(63,433)	$(61,254)	$127,895	$56,522	$184,417
Comprehensive income:
Net income				17,014			17,014	1,439	18,453
Foreign currency translation adjustments, net of tax					(5)		(5)		(5)
Pension and postretirement benefit adjustments, net of tax					749		749		749

Total comprehensive income							17,758	1,439	19,197
Cash dividends paid Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,028)			(1,028)		(1,028)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327

Balance on July 3, 2011	$10,204	$2,693	$106,140	$147,287	$(62,689)	$(61,254)	$142,381	$57,961	$200,342

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Half
	2011	2010
Cash Flows from Operating Activities
Net income	$18,453	$18,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30,096	29,286
Amortization of intangibles	226	245
Deferred income taxes	160	2,303
Loss on sale of property, plant and equipment	451	992
Net gain on property, plant and equipment damaged in flood	—	(612)
Amortization of debt costs	1,141	1,170
Amortization of deferred gain related to terminated interest rate agreements	(609)	(604)
Stock compensation expense	1,347	925
Insurance proceeds received for flood damage	—	1,450
Increase in current assets less current liabilities	(24,493)	(18,994)
(Increase) decrease in other noncurrent assets	(6,925)	4,538
Decrease in other noncurrent liabilities	(1,279)	(15,316)
Other	(8)	(13)

Total adjustments	107	5,370

Net cash provided by operating activities	18,560	23,909

Cash Flows from Investing Activities
Additions to property, plant and equipment	(32,187)	(28,125)
Proceeds from the sale of property, plant and equipment	53	1,312
Decrease in restricted cash	500	1,000

Net cash used in investing activities	(31,634)	(25,813)

Cash Flows from Financing Activities
Proceeds from lines of credit, net	—	5,000
Cash dividends paid	(4,599)	(4,587)
Principal payments on capital lease obligations	(1,904)	(1,890)
Other	(126)	(88)

Net cash used in financing activities	(6,629)	(1,565)

Net decrease in cash	(19,703)	(3,469)
Cash at beginning of period	45,872	17,770

Cash at end of period	$26,169	$14,301

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,327	$1,316
Capital lease obligations incurred	18,644	—
See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
1. Significant Accounting Policies
The consolidated financial statements include the accounts of Coca-Cola Bottling Co. Consolidated and its majority-owned subsidiaries (the “Company”). All intercompany accounts and transactions have been eliminated.
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
Revision of Prior Period Financial Statements
In connection with the preparation of the consolidated financial statements for the second quarter of 2011, the Company identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. This error affected the year-to-date Consolidated Statements of Cash Flows presented in each of the quarters of 2010, including the year-end consolidated financial statements for 2010, as well as the first quarter of 2011 and resulted in an understatement of net cash provided by operating activities and net cash used in investing activities for each of the impacted periods. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that the error was not material to any of the Company’s previously issued financial statements taken as a whole. The Company will revise previously issued financial statements to correct the effect of this error. This revision did not impact the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods.
The following tables present the effect of this correction on the Company’s Consolidated Statements of Cash Flows for all periods affected:

	First Quarter Ended April 3, 2011			Year Ended January 2, 2011
	(In Thousands)
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Cash Flows from Operating Activities
(Increase) decrease in current assets less current liabilities	$(23,356)	$10,433	$(12,923)	$(9,709)	$11,629	$1,920
Total adjustments	(9,549)	10,433	884	58,585	11,629	70,214
Net cash provided by (used in) operating activities	(3,080)	10,433	7,353	98,127	11,629	109,756

Cash Flows from Investing Activities
Additions to property, plant and equipment	(9,069)	(10,433)	(19,502)	(46,169)	(11,629)	(57,798)
Net cash used in investing activities	(9,047)	(10,433)	(19,480)	(41,988)	(11,629)	(53,617)

	First 9 Months Ended Oct. 3, 2010			First Half Ended July 4, 2010
	(In Thousands)
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Cash Flows from Operating Activities
Increase in current assets less current liabilities	$(22,043)	$11,629	$(10,414)	$(30,623)	$11,629	$(18,994)
Total adjustments	28,374	11,629	40,003	(6,259)	11,629	5,370
Net cash provided by operating activities	64,124	11,629	75,753	12,280	11,629	23,909

Cash Flows from Investing Activities
Additions to property, plant and equipment	(29,011)	(11,629)	(40,640)	(16,496)	(11,629)	(28,125)
Net cash used in investing activities	(26,638)	(11,629)	(38,267)	(14,184)	(11,629)	(25,813)

	First Quarter Ended Apr. 4, 2010
	(In Thousands)
	As
	Previously		As
	Reported	Adjustment	Revised
Cash Flows from Operating Activities
Increase in current assets less current liabilities	$(19,321)	$11,629	$(7,692)
Total adjustments	583	11,629	12,212
Net cash provided by operating activities	5,718	11,629	17,347

Cash Flows from Investing Activities
Additions to property, plant and equipment	(7,977)	(11,629)	(19,606)
Net cash used in investing activities	(6,915)	(11,629)	(18,544)
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
Noncontrolling interest as of July 3, 2011, January 2, 2011 and July 4, 2010 primarily represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
Inventories were summarized as follows:

	July 3,	Jan. 2,	July 4,
In Thousands	2011	2011	2010

Finished products	$46,398	$36,484	$41,384
Manufacturing materials	10,777	10,619	10,898
Plastic shells, plastic pallets and other inventories	17,982	17,767	19,823

Total inventories	$75,157	$64,870	$72,105

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	July 3,	Jan. 2,	July 4,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Land	$12,751	$12,965	$12,671
Buildings	120,473	119,471	113,740	10-50 years
Machinery and equipment	138,057	136,821	132,525	5-20 years
Transportation equipment	152,139	147,960	151,175	4-17 years
Furniture and fixtures	39,271	37,120	35,749	4-10 years
Cold drink dispensing equipment	315,607	312,176	314,282	6-15 years
Leasehold and land improvements	72,901	69,996	67,007	5-20 years
Software for internal use	70,212	70,891	68,057	3-10 years
Construction in progress	5,662	8,733	3,541

Total property, plant and equipment, at cost	927,073	916,133	898,747
Less: Accumulated depreciation and amortization	607,952	593,990	581,607

Property, plant and equipment, net	$319,121	$322,143	$317,140

Depreciation and amortization expense was $15.3 million and $14.8 million in the second quarter of 2011 (“Q2 2011”) and the second quarter of 2010 (“Q2 2010”), respectively. Depreciation and amortization expense was $30.1 million and $29.3 million in the first half of 2011 (“YTD 2011”) and the first half of 2010 (“YTD 2010”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	July 3,	Jan. 2,	July 4,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Leased property under capital leases	$95,521	$76,877	$76,877	3-20 years
Less: Accumulated amortization	32,725	30,021	27,675

Leased property under capital leases, net	$62,796	$46,856	$49,202

As of July 3, 2011, real estate represented $62.5 million of the leased property under capital leases and $43.0 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
In the first quarter of 2011, the Company entered into leases for two sales distribution centers. Each lease has a term of fifteen years with various monthly rental payments. The two leases added $18.6 million, at inception, to the leased property under capital leases balance.
The Company’s outstanding obligations for capital leases were $76.0 million, $59.2 million and $61.2 million as of July 3, 2011, January 2, 2011 and July 4, 2010, respectively.
7. Franchise Rights and Goodwill
There was no change in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2011, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	July 3,	Jan. 2,	July 4,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Other identifiable intangible assets	$8,675	$8,675	$8,665	1-20 years
Less: Accumulated amortization	4,030	3,804	3,560

Other identifiable intangible assets, net	$4,645	$4,871	$5,105

Other identifiable intangible assets primarily represent customer relationships and distribution rights.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	July 3,	Jan. 2,	July 4,
In Thousands	2011	2011	2010

Accrued marketing costs	$14,069	$15,894	$13,152
Accrued insurance costs	18,465	18,005	19,052
Accrued taxes (other than income taxes)	2,928	2,023	2,927
Accrued income taxes	9,922	4,839	5,766
Employee benefit plan accruals	11,246	9,790	9,842
Checks and transfers yet to be presented for payment from zero balance cash accounts	—	8,532	9,364
All other accrued liabilities	8,858	10,388	6,503

Total other accrued liabilities	$65,488	$69,471	$66,606

10. Debt
Debt was summarized as follows:

		Interest	Interest	July 3,	Jan. 2,	July 4,
In Thousands	Maturity	Rate	Paid	2011	2011	2010

Revolving Credit Facility	2012	—	Varies	$—	$—	$15,000
Line of Credit		—	Varies	—	—	5,000
Senior Notes	2012	5.00%	Semi-annually	150,000	150,000	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,618)	(1,694)	(1,769)

				523,139	523,063	542,988
Less: Current portion of debt				—	—	5,000

Long-term debt				$523,139	$523,063	$537,988

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On March 8, 2007, the Company entered into a $200 million revolving credit facility (“$200 million facility”). The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. The Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 3, 2011 and January 2, 2011, the Company had no outstanding borrowings on the $200 million facility. On July 4, 2010, the Company had $15.0 million of outstanding borrowings on the $200 million facility. The Company intends to refinance the revolving credit facility on a long-term basis in 2011.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On July 3, 2011 and January 2, 2011, the Company had no outstanding borrowings under the uncommitted line of credit. On July 4, 2010, the Company had $5.0 million of outstanding borrowings on the uncommitted line of credit.
The Company had a weighted average interest rate of 5.9%, 5.8% and 5.7% for its debt and capital lease obligations as of July 3, 2011, January 2, 2011 and July 4, 2010, respectively. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.0% for YTD 2011 compared to 5.8% for YTD 2010. As of July 3, 2011, none of the Company’s debt and capital lease obligations of $599.1 million were subject to changes in short-term interest rates.
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company began amortizing a gain of $5.1 million over the remaining term of the underlying debt. As of July 3, 2011, the remaining amount to be amortized was $2.0 million. All of the Company’s interest rate swap agreements were LIBOR-based.
During both YTD 2011 and YTD 2010, the Company amortized deferred gains related to terminated interest rate swap agreements and forward interest rate agreements by $.6 million, which was recorded as a reduction to interest expense.
The Company had no interest rate swap agreements outstanding at July 3, 2011, January 2, 2011 and July 4, 2010.
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
The following table summarizes Q2 2011 and Q2 2010 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A”) expenses, of such net gains and losses in the consolidated statements of operations:

		Second Quarter
In Thousands	Classification of Gain (Loss)	2011	2010

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$(105)	$79
Fuel hedges — mark-to-market adjustment	S,D&A expenses	(25)	(1,064)
Aluminum hedges — contract premium and contract settlement	Cost of sales	783	534
Aluminum hedges — mark-to-market adjustment	Cost of sales	(1,708)	(6,749)

Total Net Loss		$(1,055)	$(7,200)

The following table summarizes YTD 2011 and YTD 2010 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such net gains and losses in the consolidated statements of operations:

		First Half
In Thousands	Classification of Gain (Loss)	2011	2010

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$66	$(30)
Fuel hedges — mark-to-market adjustment	S,D&A expenses	(171)	(1,356)
Aluminum hedges — contract premium and contract settlement	Cost of sales	1,304	511
Aluminum hedges — mark-to-market adjustment	Cost of sales	(2,216)	(6,213)

Total Net Loss		$(1,017)	$(7,088)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of July 3, 2011, January 2, 2011 and July 4, 2010:

	Balance Sheet	July 3,	Jan. 2,	July 4,
In Thousands	Classification	2011	2011	2010

Fuel hedges at fair market value	Prepaid expenses and other current assets	$—	$171	$261
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	526	—	473
Aluminum hedges at fair market value	Prepaid expenses and other current assets	4,450	6,666	2,936
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	1,316	2,453	1,842

Total		$6,292	$9,290	$5,512

Aluminum hedges at fair market value	Other assets	$—	$—	$1,303
Unamortized cost of aluminum hedging agreements	Other assets	—	—	1,316

Total		$—	$—	$2,619
The following table summarizes the Company’s outstanding derivative agreements as of July 3, 2011:

	Notional	Latest
In Millions	Amount	Maturity

Fuel hedging agreements	$13.9	December 2011
Aluminum hedging agreements	14.7	December 2011
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
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	July 3, 2011		Jan. 2, 2011		July 4, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$(523,139)	$(569,324)	$(523,063)	$(564,671)	$(522,988)	$(576,897)
Non-public variable rate debt	—	—	—	—	(20,000)	(20,000)
Deferred compensation plan assets	11,133	11,133	9,780	9,780	8,335	8,335
Deferred compensation plan liabilities	(11,133)	(11,133)	(9,780)	(9,780)	(8,335)	(8,335)
Fuel hedging agreements	—	—	171	171	261	261
Aluminum hedging agreements	4,450	4,450	6,666	6,666	4,239	4,239
The fair values of the fuel hedging and aluminum hedging agreements at July 3, 2011, January 2, 2011 and July 4, 2010 represented the estimated amount the Company would have received upon termination of these agreements.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, fuel hedging agreements and aluminum hedging agreements:

	July 3, 2011		Jan. 2, 2011		July 4, 2010
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$11,133		$9,780		$8,335
Fuel hedging agreements		$—		$171		$261
Aluminum hedging agreements		4,450		6,666		4,239
Liabilities
Deferred compensation plan liabilities	11,133		9,780		8,335
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
13. Other Liabilities
Other liabilities were summarized as follows:

	July 3,	Jan. 2,	July 4,
In Thousands	2011	2011	2010

Accruals for executive benefit plans	$93,423	$90,906	$89,042
Other	19,114	18,976	20,962

Total other liabilities	$112,537	$109,882	$110,004

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $41.1 million, $29.0 million and $40.5 million as of July 3, 2011, January 2, 2011 and July 4, 2010, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on July 3, 2011 would have been $25.2 million for SAC and $25.2 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $32.0 million for SAC and $43.1 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of July 3, 2011, SAC had total assets of approximately $47.7 million and total debt of approximately $24.4 million. SAC had total revenues for YTD 2011 of approximately $90.9 million. As of July 3, 2011, Southeastern had total assets of approximately $373.2 million and total debt of approximately $198.4 million. Southeastern had total revenue for YTD 2011 of approximately $345.3 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On July 3, 2011, these letters of credit totaled $21.0 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in Q2 2010 and to $3.0 million in Q2 2011. As of July 3, 2011, the Company maintained $3.0 million of restricted cash for these letters of credit.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of July 3, 2011 amounted to $22.1 million and expire at various dates through 2020.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $.8 million for the excess of insurance proceeds received as compared to the net book value of production equipment damaged as a result of the flood. In Q2 2010, the Company recorded a receivable of $6.2 million for insured losses of which $1.5 million had already been paid by the end of Q2 2010. All receivables were recorded for insured losses during fiscal year 2010 and were collected in 2010.
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
15. Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2011 and YTD 2010 was 38.1% and 37.9%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2011 and YTD 2010 was 40.0% and 40.4%, respectively.
The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2011	2010

Statutory expense	$9,922	$9,810
State income taxes, net of federal effect	1,236	1,186
Manufacturing deduction benefit	(867)	(1,200)
Meals and entertainment	442	435
Adjustment for uncertain tax positions	363	365
Tax law change related to Medicare Part D subsidy	—	464
Other, net	239	266

Income tax expense	$11,335	$11,326

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
As of July 3, 2011, the Company had $5.2 million of uncertain tax positions, including accrued interest, of which $2.8 million would affect the Company’s effective tax rate if recognized. The Company had $4.8 million of uncertain tax positions as of January 2, 2011, including accrued interest, of which $2.5 million would affect the Company’s effective tax rate if recognized. The Company had $5.9 million of uncertain tax positions as of July 4, 2010, including accrued interest, of which $3.8 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of July 3, 2011, the Company had approximately $.5 million of accrued interest related to uncertain tax positions. As of January 2, 2011, the Company had approximately $.4 million of accrued interest related to uncertain tax positions. As of July 4, 2010, the Company had approximately $1.0 million of accrued interest related to uncertain tax positions. Income tax expense included interest expense of approximately $.1 million in both YTD 2011 and YTD 2010.
The Patient Protection and Affordable Care Act enacted on March 23, 2010 and the Health Care and Education Reconciliation Act of 2010 enacted on March 30, 2010 include provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies. As a result, during the first quarter of 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies.
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
A summary of accumulated other comprehensive loss for Q2 2011 and Q2 2010 is as follows:

	April 3,	Pre-tax	Tax	July 3,
In Thousands	2011	Activity	Effect	2011

Net pension activity:
Actuarial loss	$(51,508)	$518	$(204)	$(51,194)
Prior service costs	(41)	4	(1)	(38)
Net postretirement benefits activity:
Actuarial loss	(17,554)	530	(209)	(17,233)
Prior service costs	6,032	(429)	169	5,772
Transition asset	8	(5)	2	5
Foreign currency translation adjustment	—	(2)	1	(1)

Total	$(63,063)	$616	$(242)	$(62,689)

	April 4,	Pre-tax	Tax	July 4,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(39,718)	$1,495	$(586)	$(38,809)
Prior service costs	(34)	4	(2)	(32)
Net postretirement benefits activity:
Actuarial loss	(12,799)	341	(134)	(12,592)
Prior service costs	7,105	(446)	175	6,834
Transition asset	22	(7)	3	18
Ownership share of Southeastern OCI	(34)	25	(10)	(19)
Foreign currency translation adjustment	9	(6)	2	5

Total	$(45,449)	$1,406	$(552)	$(44,595)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss
A summary of accumulated other comprehensive loss for YTD 2011 and YTD 2010 follows:

	Jan. 2,	Pre-tax	Tax	July 3,
In Thousands	2011	Activity	Effect	2011

Net pension activity:
Actuarial loss	$(51,822)	$1,036	$(408)	$(51,194)
Prior service costs	(43)	8	(3)	(38)
Net postretirement benefits activity:
Actuarial loss	(17,875)	1,060	(418)	(17,233)
Prior service costs	6,292	(858)	338	5,772
Transition asset	11	(10)	4	5
Foreign currency translation adjustment	4	(8)	3	(1)

Total	$(63,433)	$1,228	$(484)	$(62,689)

	Jan. 3,	Pre-tax	Tax	July 4,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(40,626)	$2,990	$(1,173)	$(38,809)
Prior service costs	(37)	8	(3)	(32)
Net postretirement benefits activity:
Actuarial loss	(13,470)	682	196	(12,592)
Prior service costs	7,376	(892)	350	6,834
Transition asset	26	(13)	5	18
Ownership share of Southeastern OCI	(49)	49	(19)	(19)
Foreign currency translation adjustment	13	(13)	5	5

Total	$(46,767)	$2,811	$(639)	$(44,595)

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
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2011 and YTD 2010, dividends of $.50 per share were declared and paid on both the Common Stock and Class B Common Stock.

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
On March 9, 2010, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock, should be issued pursuant to the Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.
On March 8, 2011, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock, should be issued pursuant to the Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2010 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.
Compensation expense for the Performance Unit Award Agreement recognized in YTD 2011 was $1.3 million, which was based upon a share price of $67.33 on July 1, 2011. Compensation expense recognized in YTD 2010 was $.9 million, which was based upon a share price of $46.24 on July 2, 2010.
The increase in the total number of shares outstanding in YTD 2011 was due to the issuance of the 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement. The increase in the total number

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
17. Capital Transactions
of shares outstanding in YTD 2010 was due to the issuance of 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement.
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
The components of net periodic pension cost were as follows:

	Second Quarter		First Half
In Thousands	2011	2010	2011	2010

Service cost	$25	$19	$50	$38
Interest cost	3,085	2,857	6,170	5,714
Expected return on plan assets	(2,922)	(2,868)	(5,844)	(5,736)
Amortization of prior service cost	4	4	8	8
Recognized net actuarial loss	518	1,495	1,036	2,990

Net periodic pension cost	$710	$1,507	$1,420	$3,014

The Company contributed $2.5 million to its Company-sponsored pension plans during YTD 2011. The Company has made additional payments of $1.7 million subsequent to the end of Q2 2011.

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
The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2011	2010	2011	2010

Service cost	$242	$195	$484	$390
Interest cost	708	626	1,416	1,252
Amortization of unrecognized transitional assets	(5)	(6)	(10)	(12)
Recognized net actuarial loss	530	341	1,060	682
Amortization of prior service cost	(429)	(446)	(858)	(892)

Net periodic postretirement benefit cost	$1,046	$710	$2,092	$1,420

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2010 and 2011. The Company maintains the option to increase the matching contributions by an additional 2%, for a total of 5%, for the Company’s employees based on the financial results. Based on the financial results of the first quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in Q2 2010. Based on the financial results of Q2 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in the third quarter of 2010. The 2% matching contributions have been accrued during YTD 2011. The total cost, including the estimate for the additional 2% matching contributions, for this benefit in YTD 2011 and YTD 2010 was $4.3 million and $4.5 million, respectively.
Multi-Employer Benefits
The Company entered into a new agreement in the third quarter of 2008 after one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Central States Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7% that will be paid to Central States over the next 20 years and was recorded in other liabilities. Including the $3.0 million paid to Southern States in 2008, the Company has paid

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
approximately $5.5 million from the fourth quarter of 2008 through Q2 2011 and will pay approximately $1 million annually over the next 17 1/4 years.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of July 3, 2011, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of the Company’s Class B Common Stock.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2011	2010

Payments by the Company for concentrate, syrup, sweetener and other purchases	$201.8	$198.9
Marketing funding support payments to the Company	(23.0)	(22.1)

Payments by the Company net of marketing funding support	$178.8	$176.8

Payments by the Company for customer marketing programs	$25.5	$26.2
Payments by the Company for cold drink equipment parts	4.4	4.1
Fountain delivery and equipment repair fees paid to the Company	5.6	4.9
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.0	2.2
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	1.0	1.5

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. to buy and sell finished products at cost. The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA Inc. (“CCR”), and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. References to “CCR,” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. Sales to CCR under this arrangement were $28.8 million and $24.4 million in YTD 2011 and YTD 2010, respectively. Purchases from CCR under this arrangement were $11.4 million and $13.6 million in YTD 2011 and YTD 2010, respectively. In addition, CCR began distributing one of the Company’s own brands (Tum-E Yummies) in the first quarter of 2010. Total sales to CCR for this brand were $8.1 million and $7.9 million in YTD 2011 and YTD 2010, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.2 million and $.4 million in YTD 2011 and YTD 2010, respectively. Amounts due from CCBSS for rebates on raw materials were $4.6 million, $3.6 million and $4.9 million as of July 3, 2011, January 2, 2011 and July 4, 2010, respectively. CCR is also a member of CCBSS.
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $68.7 million and $67.7 million in YTD 2011 and YTD 2010, respectively. The Company performs management services for SAC pursuant to a management agreement. Management fees earned from SAC were $.8 million in both YTD 2011 and YTD 2010. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $24.5 million as of July 3, 2011. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in SAC was $6.8 million, $5.6 million and $5.6 million as of July 3, 2011, January 2, 2011 and July 4, 2010, respectively.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $41.2 million in YTD 2011 and $36.0 million in YTD 2010. In connection with its participation in Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $16.6 million as of July 3, 2011. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in one of these entities, Southeastern, was $17.9 million, $15.7 million and $15.7 million as of July 3, 2011, January 2, 2011 and July 4, 2010, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of July 3, 2011 nor was there any impairment in 2010.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. The original lease was to expire on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms began on January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of July 3, 2011 was $26.6 million. Rental payments related to this lease were $1.7 million and $1.6 million in YTD 2011 and YTD 2010, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of July 3, 2011 was $28.1 million. Rental payments related to the lease were $2.0 million and $1.9 million in YTD 2011 and YTD 2010, respectively.
20. Net Sales by Product Category
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2011	2010	2011	2010

Bottle/can sales:
Sparkling beverages (including energy products)	$281,058	$281,001	$524,086	$523,707
Still beverages	64,068	64,936	112,341	106,808

Total bottle/can sales	345,126	345,937	636,427	630,515

Other sales:
Sales to other Coca-Cola bottlers	41,998	37,023	78,098	70,684
Post-mix and other	35,769	34,401	67,997	63,660

Total other sales	77,767	71,424	146,095	134,344

Total net sales	$422,893	$417,361	$782,522	$764,859

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2011	2010	2011	2010

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$11,101	$12,043	$17,014	$16,703
Less dividends:
Common Stock	1,785	1,785	3,571	3,571
Class B Common Stock	517	511	1,028	1,016

Total undistributed earnings	$8,799	$9,747	$12,415	$12,116

Common Stock undistributed earnings — basic	$6,824	$7,578	$9,636	$9,428
Class B Common Stock undistributed earnings — basic	1,975	2,169	2,779	2,688

Total undistributed earnings — basic	$8,799	$9,747	$12,415	$12,116

Common Stock undistributed earnings — diluted	$6,794	$7,545	$9,595	$9,387
Class B Common Stock undistributed earnings — diluted	2,005	2,202	2,820	2,729

Total undistributed earnings — diluted	$8,799	$9,747	$12,415	$12,116

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,571
Common Stock undistributed earnings — basic	6,824	7,578	9,636	9,428

Numerator for basic net income per Common Stock share	$8,609	$9,363	$13,207	$12,999

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$517	$511	$1,028	$1,016
Class B Common Stock undistributed earnings — basic	1,975	2,169	2,779	2,688

Numerator for basic net income per Class B Common Stock share	$2,492	$2,680	$3,807	$3,704

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2011	2010	2011	2010

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	517	511	1,028	1,016
Common Stock undistributed earnings — diluted	8,799	9,747	12,415	12,116

Numerator for diluted net income per Common Stock share	$11,101	$12,043	$17,014	$16,703

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$517	$511	$1,028	$1,016
Class B Common Stock undistributed earnings — diluted	2,005	2,202	2,820	2,729

Numerator for diluted net income per Class B Common Stock share	$2,522	$2,713	$3,848	$3,745

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2011	2010	2011	2010

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding — basic	2,067	2,044	2,059	2,036

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,248	9,225	9,240	9,217
Class B Common Stock weighted average shares outstanding — diluted	2,107	2,084	2,099	2,076

Basic net income per share:
Common Stock	$1.21	$1.31	$1.85	$1.82

Class B Common Stock	$1.21	$1.31	$1.85	$1.82

Diluted net income per share:
Common Stock	$1.20	$1.31	$1.84	$1.81

Class B Common Stock	$1.20	$1.30	$1.83	$1.80

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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 88% of the Company’s YTD 2011 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s YTD 2011 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.
The Coca-Cola Company acquired the North American operations of CCE in October of 2010, and the Company’s primary competitors were acquired by their franchisor in the first quarter of 2010. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, however, it is unknown whether the transactions will have a material impact on the Company’s business and financial results.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2011, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. During YTD 2010, approximately 70% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 30% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 21% and 9%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2011; and accounted for approximately 26% and 10%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2010. Wal-Mart Stores, Inc. accounted for 15% and 18% of the Company’s total net sales during YTD 2011 and YTD 2010, respectively.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One of these collective bargaining agreements covering approximately 2% of the Company’s employees expired in April 2011 and the Company entered into a new agreement during Q2 2011. One collective bargaining agreement covering approximately 4% of the Company’s employees expired in July 2011 and the Company entered into a new agreement during the third quarter of 2011. No more collective bargaining agreements will expire during the remainder of 2011.
23. Supplemental Disclosures of Cash Flow Information
As discussed in Note 1 of the consolidated financial statements, a revision was made to the 2010 comparative statements of cash flows to correct an immaterial error. This revision has been applied to the 2010 amounts in the table below.
Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
In Thousands	2011	2010

Accounts receivable, trade, net	$(29,441)	$(40,307)
Accounts receivable from The Coca-Cola Company	(14,072)	(16,788)
Accounts receivable, other	6,439	(1,088)
Inventories	(10,287)	(14,433)
Prepaid expenses and other current assets	940	4,407
Accounts payable, trade	11,981	18,441
Accounts payable to The Coca-Cola Company	23,932	24,693
Other accrued liabilities	(3,983)	13,652
Accrued compensation	(10,008)	(7,572)
Accrued interest payable	6	1

Increase in current assets less current liabilities	$(24,493)	$(18,994)

Non-cash activity
Additions to property, plant and equipment of $3.1 million and $2.1 million have been accrued but not paid and are recorded in accounts payable, trade as of July 3, 2011 and July 4, 2010, respectively.
Additions to property, plant and equipment included $1.5 million for a trade-in allowance on manufacturing equipment in YTD 2010.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
24. New Accounting Pronouncements
Recently Adopted Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for the Company in the first quarter of 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Pronouncements
In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Revision of Prior Period Financial Statements
During the second quarter of 2011, Coca-Cola Bottling Co. Consolidated (“the Company”) identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. The Company has revised prior period financial statements to correct this immaterial error. Refer to Note 1 Significant Accounting Policies — Revision of Prior Period Financial Statements for further details. This error affected the year-to-date Consolidated Statements of Cash Flows and Supplemental Disclosures of Cash Flow Information presented for each of the quarters of 2010, including the year-end consolidated financial statements for 2010, as well as the first quarter of 2011 and resulted in an understatement of net cash provided by operating activities and net cash used in investing activities for each of the impacted periods. This revision did not impact the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods. The discussion and analysis included herein is based on the financial results (and revised Consolidated Statements of Cash Flows) for the second quarter ended July 4, 2010 and the first half ended July 4, 2010.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements. M,D&A includes the following sections:
•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the second quarter of 2011 (“Q2 2011”) and the first half of 2011 (“YTD 2011”) and changes from the second quarter of 2010 (“Q2 2010”) and the first half of 2010 (“YTD 2010”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q2 2011 and YTD 2011 compared to Q2 2010 and YTD 2010, respectively.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q2 2011 compared to year-end 2010 and the end of Q2 2010 as presented in the consolidated financial statements.

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
During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $.8 million for the excess of insurance proceeds received as compared to the net book value of production equipment damaged as a result of the flood. In Q2 2010, the Company recorded a receivable of $6.2 million for insured losses of which $1.5 million had already been paid by the end of Q2 2010. All receivables were recorded for insured losses during fiscal year 2010 and were collected in 2010.
Our Business and the Nonalcoholic Beverage Industry
The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had full year net sales of $1.5 billion in 2010.
The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 82% of the Company’s YTD 2011 bottle/can net sales.
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
The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2011, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.
The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA, Inc. (“CCR”), and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. In M,D&A, references to “CCR” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. The Coca-Cola Company had a significant equity interest in CCE prior to the acquisition. In addition, the Company’s primary competitors were acquired by their franchisor in the first quarter of 2010. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, however, it is unknown whether the transactions will have a material impact on the Company’s business and financial results.
Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2011	2010	2011	2010

Bottle/can sales:
Sparkling beverages (including energy products)	$281,058	$281,001	$524,086	$523,707
Still beverages	64,068	64,936	112,341	106,808

Total bottle/can sales	345,126	345,937	636,427	630,515

Other sales:
Sales to other Coca-Cola bottlers	41,998	37,023	78,098	70,684
Post-mix and other	35,769	34,401	67,997	63,660

Total other sales	77,767	71,424	146,095	134,344

Total net sales	$422,893	$417,361	$782,522	$764,859

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
Product Innovation and Beverage Portfolio Expansion
Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package for many of the Company’s sparkling beverages in select convenience stores and introduced it companywide in 2009. New packaging introductions included the 7.5-ounce sleek can in 2010 and the 2-liter contour bottle for Coca-Cola products during 2009.
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
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $95.5 million and $92.6 million in YTD 2011 and YTD 2010, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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
Overview of Operations and Financial Condition
The following items affect the comparability of the financial results presented below:
Q2 2011 and YTD 2011
•	a $25,000 and a $.2 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 fuel hedging program in Q2 2011 and YTD 2011, respectively; and

•	a $1.7 million and a $2.2 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2011 aluminum hedging program in Q2 2011 and YTD 2011, respectively.
Q2 2010 and YTD 2010
•	a $1.1 million and a $1.4 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program in Q2 2010 and YTD 2010, respectively;

•	a $6.7 million and a $6.2 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging program in Q2 2010 and YTD 2010, respectively;

•	a $.8 million pre-tax favorable adjustment to cost of sales related to the gain on the replacement of flood damaged production equipment in Q2 2010;

•	a $.2 million pre-tax unfavorable adjustment to S,D&A expenses related to the loss recorded on the disposal of uninsured vending equipment from the Nashville area flood in Q2 2010; and

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to Medicare Part D subsidy in the first quarter of 2010.
The following overview provides a summary of key information concerning the Company’s financial results for Q2 2011 and YTD 2011 compared to Q2 2010 and YTD 2010.

	Second Quarter			%
In Thousands (Except Per Share Data)	2011	2010	Change	Change

Net sales	$422,893	$417,361	$5,532	1.3
Cost of sales	257,320	249,353	7,967	3.2
Gross margin	165,573	168,008	(2,435)	(1.4)
S,D&A expenses	137,153	138,190	(1,037)	(0.8)
Income from operations	28,420	29,818	(1,398)	(4.7)
Interest expense, net	9,042	8,802	240	2.7
Income before income taxes	19,378	21,016	(1,638)	(7.8)
Income tax expense	7,394	7,612	(218)	(2.9)
Net income	11,984	13,404	(1,420)	(10.6)
Net income attributable to the Company	11,101	12,043	(942)	(7.8)
Basic net income per share:
Common Stock	$1.21	$1.31	$(.10)	(7.6)
Class B Common Stock	$1.21	$1.31	$(.10)	(7.6)
Diluted net income per share:
Common Stock	$1.20	$1.31	$(.11)	(8.4)
Class B Common Stock	$1.20	$1.30	$(.10)	(7.7)

	First Half			%
In Thousands (Except Per Share Data)	2011	2010	Change	Change

Net sales	$782,522	$764,859	$17,663	2.3
Cost of sales	467,788	450,148	17,640	3.9
Gross margin	314,734	314,711	23	—
S,D&A expenses	267,135	267,234	(99)	—
Income from operations	47,599	47,477	122	0.3
Interest expense, net	17,811	17,612	199	1.1
Income before income taxes	29,788	29,865	(77)	(0.3)
Income tax expense	11,335	11,326	9	0.1
Net income	18,453	18,539	(86)	(0.5)
Net income attributable to the Company	17,014	16,703	311	1.9
Basic net income per share:
Common Stock	$1.85	$1.82	$.03	1.6
Class B Common Stock	$1.85	$1.82	$.03	1.6
Diluted net income per share:
Common Stock	$1.84	$1.81	$.03	1.7
Class B Common Stock	$1.83	$1.80	$.03	1.7
The Company’s net sales increased 1.3% in Q2 2011 compared to Q2 2010. The Company’s net sales increased 2.3% in YTD 2011 compared to YTD 2010. The increases in net sales were primarily due to a 2.4% and a 2.3% increase in bottle/can sales price per unit in Q2 2011 and YTD 2011 compared to Q2 2010 and YTD 2010, respectively. The increases in bottle/can sales price per unit were primarily due to increases in sales price per unit in all sparkling beverages except energy products and a change in product mix due to a higher percentage of still beverage sales. Still beverages have a higher sales price per unit than sparkling beverages. The increases in bottle/can sales per unit price were partially offset by a 2.6% and 1.3% decrease in bottle/can volume in Q2 2011 and YTD 2011 compared to Q2 2010 and YTD 2011, respectively. The decreases in bottle/can volume were primarily due to decreases in 12-ounce can sparkling beverages volume and partially offset by increases in still beverages volume.
Gross margin dollars decreased 1.4% in Q2 2011 compared to Q2 2010. The Company’s gross margin percentage decreased to 39.2% for Q2 2011 from 40.3% for Q2 2010. Gross margin dollars were unchanged in YTD 2011 compared to YTD 2010. The Company’s gross margin percentage decreased to 40.2% in YTD 2011 from 41.1% in YTD 2010. The decrease in gross margin percentage was primarily due to higher costs for raw materials and partially offset by higher sales price per unit for bottle/can volume and by decreased cost related to the Company’s aluminum hedging program. The decrease in gross margin percentage was also due to a change in product mix. Sales volume of still beverages, which have lower margins than sparkling beverages, increased while sparkling beverages sales volume decreased.
The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packing materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the cost of the underlying commodities related to these inputs will continue to face upward cost pressure. The Company expects gross margins to be lower throughout the remainder of 2011 compared to 2010 due to the impact of the rising commodity costs if these costs cannot be offset with price increases.
S,D&A expenses decreased .8% in Q2 2011 from Q2 2010. S,D&A expenses were flat in YTD 2011 compared to YTD 2010. The decrease in S,D&A expenses in Q2 2011 from Q2 2010 was primarily attributable to the decrease in fuel costs due to the mark-to-market adjustment on fuel hedging.

Net interest expense increased 2.7% and 1.1% in Q2 2011 compared to Q2 2010 and YTD 2011 compared to YTD 2010, respectively. The increases were primarily due to the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% during YTD 2011 from 5.8% during YTD 2010. This increase is the result of the conversion of one of the Company’s capital leases from a floating rate to a fixed rate in late 2010, combined with the Company’s use of short-term borrowings in the first half of 2010 at low variable rates relative to the fixed rates on the Company’s Senior Debt.
Net debt and capital lease obligations were summarized as follows:

	July 3,	Jan. 2,	July 4,
In Thousands	2011	2011	2010

Debt	$523,139	$523,063	$542,988
Capital lease obligations	76,002	59,261	61,217

Total debt and capital lease obligations	599,141	582,324	604,205
Less: Cash and cash equivalents	29,169	49,372	17,801

Total net debt and capital lease obligations (1)	$569,972	$532,952	$586,404

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
The Company did not make changes in any critical accounting policies during YTD 2011. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.
New Accounting Pronouncements
Recently Adopted Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the disclosures about transfers into and out of Levels 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure the fair value. The new guidance was effective for the Company in the first quarter of 2010 except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for the Company in the first quarter of 2011. The Company’s adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Pronouncements
In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on its financial statements.
Results of Operations
Q2 2011 Compared to Q2 2010 and YTD 2011 Compared to YTD 2010
Net Sales
Net sales increased $5.5 million, or 1.3%, to $422.9 million in Q2 2011 compared to $417.4 million in Q2 2010. Net sales increased $17.7 million, or 2.3%, to $782.5 million in YTD 2011 compared to $764.9 million in 2010.
The increase in net sales for Q2 2011 compared to Q2 2010 was the result of the following:

Q2 2011	Attributable to:
(In Millions)
$(8.9)	2.6% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by an increase in still beverages
8.0
2.4% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit

2.9	7.9% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in all product categories
2.6	Increase in freight revenue
2.1	5.2% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
1.1	5.6% increase in post-mix sales volume
(2.3)	Other

$5.5	Total increase in net sales

The increase in net sales for YTD 2011 compared to YTD 2010 was the result of the following:

YTD 2011	Attributable to:
(In Millions)
$14.3
2.3% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit

(8.4)	1.3% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by an increase in still beverages
5.1	7.0% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
4.5	Increase in freight revenue
2.3	3.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in all product categories
2.2	5.9% increase in post-mix sales volume
(2.3)	Other

$17.7	Total increase in net sales

In YTD 2011, the Company’s bottle/can sales to retail customers accounted for 81% of the Company’s total net sales. Bottle/can pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increases in the Company’s bottle/can net price per unit in Q2 2011 compared to Q2 2010 and YTD 2011 compared to YTD 2010 were primarily due to an increase in sales price per unit of sparkling beverages except energy products and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit.
The increase in sales price per unit of sparkling beverages and the volume decrease in sparkling beverages in both Q2 2011 and YTD 2011 were impacted by a promotion during Q2 2010 by the Company’s largest customer, Wal-Mart Stores, Inc., at its supercenter stores. Wal-Mart Stores, Inc.’s supercenter stores had a promotion on 24-pack 12-ounce cans during all of Q2 2010 which increased overall 12-ounce sparkling can sales volume and overall bottle/can volume while lowering sparkling sales price per unit as 24-pack 12-ounce cans have a lower sales price per unit than other sparkling beverages. The promotion ended on July 4, 2010.
Product category sales volume in Q2 2011 and Q2 2010 and YTD 2011 and YTD 2010 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2011	Q2 2010	% Increase (Decrease)
Sparkling beverages (including energy products)	82.9%	83.8%	(3.5)
Still beverages	17.1%	16.2%	2.4

Total bottle/can sales volume	100.0%	100.0%	(2.6)

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2011	YTD 2010	% Increase (Decrease)
Sparkling beverages (including energy products)	83.9%	85.5%	(3.2)
Still beverages	16.1%	14.5%	9.9

Total bottle/can sales volume	100.0%	100.0%	(1.3)

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2011, approximately 69% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 31% was sold for immediate consumption. During YTD 2010, approximately 70% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 30% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% of the Company’s total bottle/can volume during YTD 2011. Wal-Mart Stores, Inc. accounted for approximately 26% of the Company’s total bottle/can volume during YTD 2010. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 9% of the Company’s total bottle/can volume during YTD 2011. Food Lion, LLC accounted for approximately 10% of the Company’s total bottle/can volume during YTD 2010. All of the Company’s beverage sales are to customers in the United States.
The Company recorded delivery fees in net sales of $3.6 million and $3.8 million in YTD 2011 and YTD 2010, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.
Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 3.2%, or $8.0 million, to $257.3 million in Q2 2011 compared to $249.4 million in Q2 2010. Cost of sales increased 3.9%, or $17.7 million, to $467.8 million in YTD 2011 compared to $450.1 million in YTD 2010.
The increase in cost of sales for Q2 2011 compared to Q2 2010 was principally attributable to the following:

Q2 2011	Attributable to:
(In Millions)
$11.5	Increase in raw materials costs such as plastic bottles
(5.3)	Decrease in cost due to the Company’s aluminum hedging program
(5.2)	2.6% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by an increase in still beverages
2.8	7.9% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in all product categories
(1.4)	Increase in marketing funding support received primarily from The Coca-Cola Company
1.8	Increase in freight cost of sales
0.8	Gain on the replacement of flood damaged production equipment in 2010
0.7	5.6% increase in post-mix sales volume
2.3	Other

$8.0	Total increase in cost of sales

The increase in cost of sales for YTD 2011 compared to YTD 2010 was principally attributable to the following:

YTD 2011	Attributable to:
(In Millions)
$18.3	Increase in raw material costs such as plastic bottles and an increase in the percentage of purchased products which have higher per unit costs
(4.9)	1.3% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by an increase in still beverages
(4.8)	Decrease in cost due to the Company’s aluminum hedging program
3.6	Increase in freight cost of sales
2.2	3.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in all product categories
(1.6)	Increase in marketing funding support received primarily from The Coca-Cola Company
1.5	5.9% increase in post-mix sales volume
0.8	Gain on the replacement of flood damaged production equipment in 2010
2.6	Other

$17.7	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packing materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the cost of the underlying commodities related to these inputs will continue to face upward cost pressure. The Company expects gross margins to be lower throughout the remainder of 2011 compared to 2010 due to the impact of the rising commodity costs if these costs cannot be offset with price increases.
The Company’s production facility located in Nashville, Tennessee was damaged by a flood in May 2010. The Company recorded a gain of $.8 million in Q2 2010 from the replacement of production equipment damaged by the flood. The gain was based on replacement value insurance coverage that exceeded the net book value of the damaged production equipment.
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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $15.5 million for Q2 2011 compared to $14.1 million for Q2 2010. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $28.1 million for YTD 2011 compared to $26.5 million for YTD 2010.
Gross Margin
Gross margin dollars decreased 1.4%, or $2.5 million, to $165.6 million in Q2 2011 compared to $168.0 million in Q2 2010. Gross margin as a percentage of net sales decreased to 39.2% for Q2 2011 from 40.3% for Q2 2010. Gross margin dollars were unchanged at $314.7 in both YTD 2011 and YTD 2010. Gross margin as a percentage of net sales decreased to 40.2% for YTD 2011 from 41.1% for YTD 2010.
The decrease in gross margin dollars for Q2 2011 compared to Q2 2010 was primarily the result of the following:

Q2 2011	Attributable to:
(In Millions)
$(11.5)	Increase in raw material costs such as plastic bottles
8.0
2.4% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit

5.3	Decrease in cost due to the Company’s aluminum hedging program
(3.7)	2.6% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by an increase in still beverages
2.1	5.2% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all products except energy products
1.4	Increase in marketing funding support received primarily from The Coca-Cola Company
0.8	Increase in freight gross margin
(0.8)	Gain on the replacement of flood damaged production equipment in 2010
0.4	5.6% increase in post-mix sales volume
0.1	7.9% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in all product categories
(4.6)	Other

$(2.5)	Total decrease in gross margin

Gross margin dollars did not change between YTD 2010 and YTD 2011.

YTD 2011	Attributable to:
(In Millions)
$(18.3)	Increase in raw material costs such as plastic bottles and an increase in the percentage of purchased products which have higher per unit costs
14.3
2.3% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit

5.1	7.0% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
4.8	Decrease in cost due to the Company’s aluminum hedging program
(3.5)	1.3% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by an increase in still beverages
1.6	Increase in marketing funding support received primarily from The Coca-Cola Company
0.9	Increase in freight gross margin
(0.8)	Gain on the replacement of flood damaged production equipment in 2010
0.7	5.9% increase in post-mix sales volume
0.1	3.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in all product categories
(4.9)	Other

$—	Total

The decrease in gross margin percentages were primarily due to higher costs for raw materials and partially offset by higher sales price per unit for bottle/can volume and by decreased cost related to the Company’s aluminum hedging program. The decrease in gross margin percentages was also due to a change in product mix. Sales volume of still beverages, which have lower margins than sparkling beverages, increased while sparkling beverages sales volume decreased.
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
S,D&A expenses decreased by $1.0 million, or .8%, to $137.2 million in Q2 2011 from $138.2 million in Q2 2010. S,D&A expenses as a percentage of net sales decreased from 33.1% in Q2 2010 to 32.4% in Q2 2011. S,D&A expenses decreased by $.1 million to $267.1 million in YTD 2011 from $267.2 million in YTD 2010. S,D&A expenses as a percentage of net sales decreased from 34.9% in YTD 2010 to 34.1% in YTD 2011.

The decrease in S,D&A expenses for Q2 2011 compared to Q2 2010 was primarily due to the following:

Q2 2011	Attributable to:
(In Millions)
$(0.6)	Decrease in fuel costs primarily due to mark-to-market adjustment on fuel hedging ($1.1 million loss in Q2 2010 as compared to $25,000 loss in Q2 2011)
0.4	Increase in marketing expense
(0.2)	Decrease in employee benefit costs primarily due to decreased pension expense
(0.2)	Decrease in employee salaries including bonus and incentive expense
(0.4)	Other

$(1.0)	Total decrease in S,D&A expenses

The decrease in S,D&A expenses for YTD 2011 compared to YTD 2010 was primarily due to the following:

YTD 2011	Attributable to:
(In Millions)
$(1.3)	Decrease in property and casualty insurance expense
0.9	Increase in marketing expense
0.7	Increase in professional fees primarily due to consulting project support
(0.3)	Decrease in employee benefit costs primarily due to decreased pension expense
0.2	Increase in employee salaries including bonus and incentive expense
(0.2)	Decrease in fuel costs primarily due to mark-to-market adjustment on fuel hedging ($1.4 million loss in YTD 2010 as compared to $.2 million loss in YTD 2011)
(0.1)	Other

$(0.1)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $95.5 million and $92.6 million in YTD 2011 and YTD 2010, respectively.
The net impact of the Company’s fuel hedging program was to increase fuel costs by $0.1 million and $1.4 million in YTD 2011 and YTD 2010, respectively.
The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $.7 million from $1.3 million in Q2 2010 to $.6 million in Q2 2011 and by $1.4 million from $2.6 million in YTD 2010 to $1.2 million in YTD 2011.
The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2010 and 2011. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results. Based on the financial results of the first quarter of 2010, the Company decided to increase the matching contributions an additional 2% for that quarter, which was approved and paid in Q2 2010. Based on the financial results of Q2 2010, the Company decided to increase the matching contributions an additional 2% for that quarter which was approved and paid in the third quarter of 2010. The 2% matching contributions have been accrued during YTD 2011. The total cost, including the estimate for the additional 2% matching contributions, for this benefit in YTD 2011 and YTD 2010 was $4.3 million and $4.5 million, respectively.

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
Interest Expense
Net interest expense increased 2.7% and 1.1% in Q2 2011 compared to Q2 2010 and YTD 2011 compared to YTD 2010, respectively. The increases were primarily due to the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% during YTD 2011 from 5.8% during YTD 2010. This increase is the result of the conversion of one of the Company’s capital leases from a floating rate to a fixed rate in late 2010, combined with the Company’s use of short-term borrowings in the first half of 2010 at low variable rates relative to the fixed rates on the Company’s Senior Debt. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2011 and YTD 2010 was 38.1% and 37.9%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2011 and YTD 2010 was 40.0% and 40.4%, respectively.
Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $1.4 million in YTD 2011 compared to $1.8 million in YTD 2010 primarily related to the portion of Piedmont owned by The Coca-Cola Company.
Financial Condition
Total assets increased to $1.35 billion at July 3, 2011, from $1.31 billion at January 2, 2011 primarily due to increases in leased property under capital leases, net, accounts receivables and inventories. The increase in leased property under capital leases, net was primarily due to the Company entering into leases for two sales distribution centers in the first quarter of 2011.
Net working capital, defined as current assets less current liabilities, increased by $11.3 million to $99.2 million at July 3, 2011 from January 2, 2011 and increased by $4.5 million at July 3, 2011 from July 4, 2010.
Significant changes in net working capital from January 2, 2011 were as follows:
•	An increase in accounts receivable, trade of $29.4 million primarily due to normal seasonal increase in sales.

•	A decrease in cash and cash equivalents of $19.7 million due to timing of payments.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $14.1 million and $23.9 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $10.3 million primarily due to normal seasonal increase in sales.

•	A decrease in accrued compensation of $10.0 million primarily due to the payment of bonuses in March 2011.

•	A decrease in other accrued liabilities of $4.0 million primarily due to the timing of payments.
Significant changes in net working capital from July 4, 2010 were as follows:
•	An increase in cash and cash equivalents of $11.9 million primarily due to funds from operations and the timing of payments.

•	A decrease in accounts receivable, other of $9.5 million primarily due to the receivable recorded for insured losses from the Nashville flood damage.

•	A decrease in accounts receivable, trade of $6.8 million due to the Wal-Mart Stores promotion of 24-pack 12-ounce cans during all of Q2 2010 and the corresponding increase in sales.

•	An increase in accounts receivable from and a decrease in accounts payable to The Coca-Cola Company of $5.3 million and $3.6 million, respectively, primarily due to the timing of payments.

•	A decrease in the current portion of debt of $5.0 million due to lower borrowings on the Company’s uncommitted line of credit.
Debt and capital lease obligations were $599.1 million as of July 3, 2011 compared to $582.3 million as of January 2, 2011 and $604.2 million as of July 4, 2010 with the increase primarily due to the two new capital leases entered into during the first quarter of 2011. Debt and capital lease obligations as of July 3, 2011 included $76.0 million of capital lease obligations related primarily to Company facilities.
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
As of July 3, 2011, the Company had all $200 million available under the $200 million revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants and has been throughout 2011. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company.
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of July 3, 2011, $523.1 million of the Company’s total outstanding balance of debt and capital lease obligations of $599.1 million was financed through publicly offered debt. The Company had capital lease obligations of $76.0 million as of July 3, 2011. There were no amounts outstanding on either the $200 million facility or on the Company’s uncommitted line of credit as of July 3, 2011. The Company’s $200 million facility matures in March 2012. The Company intends to negotiate a new revolving credit facility during 2011 to provide ongoing liquidity to the Company.

Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.
A summary of activity for YTD 2011 and YTD 2010 follows:

	First Half
In Millions	2011	2010

Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$30.2	$31.4
Proceeds from reduction of restricted cash	.5	1.0
Proceeds from lines of credit, net	—	5.0
Proceeds from the sale of property, plant and equipment	.1	1.3

Total cash sources	$30.8	$38.7

Cash Uses
Capital expenditures	$32.2	$28.1
Payment of debt and capital lease obligations	1.9	1.9
Dividends	4.6	4.6
Income tax payments	9.2	7.5
Pension payments	2.5	—
Other	.1	.1

Total cash uses	$50.5	$42.2

Decrease in cash	$(19.7)	$(3.5)

Note: The table above reflects the revision discussed in Note 1 of the consolidated financial statements.
Investing Activities
Additions to property, plant and equipment recorded on the consolidated balance sheet during YTD 2011 were $24.9 million of which $3.1 million were accrued in accounts payable, trade as unpaid. This compared to $21.3 million in total additions to property, plant and equipment recorded on the consolidated balance sheet during YTD 2010 of which $3.3 million were accrued in accounts payable, trade as unpaid including $1.2 million related to the Nashville flood damage and $1.5 million which was a trade-in-allowance on manufacturing equipment. Capital expenditures during YTD 2011 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2011 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On March 8, 2007, the Company entered into the $200 million facility. The $200 million facility matures in March 2012 and includes an option to extend the term for an additional year at the discretion of the participating banks. The $200 million facility bears interest at a floating base rate or a floating rate of LIBOR plus an interest rate spread of .35%, dependent on the length of the term of the interest period. The Company must pay an annual facility fee of .10% of the lenders’ aggregate commitments under the facility. Both the interest rate spread and the facility fee are determined from a commonly-used pricing grid based on the Company’s long-term senior unsecured debt rating. The $200 million facility contains two financial covenants: a fixed charges coverage ratio and a debt to operating cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 3, 2011 and January 2, 2011, the Company had no outstanding borrowings on the $200 million facility. On July 4, 2010, the Company had $15.0 million outstanding under the $200 million facility.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On July 3, 2011 and January 2, 2011, the Company had no outstanding borrowings under the uncommitted line of credit. On July 4, 2010, the Company had $5.0 million outstanding under the uncommitted line of credit.
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
At July 3, 2011, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2
The Company’s credit ratings are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets. There were no changes in these credit ratings from the prior year and the credit ratings are currently stable.
The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.
Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $41.1 million of debt and related lease obligations for these entities as of July 3, 2011. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of July 3, 2011, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $75.1 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of July 3, 2011:

	Payments Due by Period
		July 2011-	July 2012-	July 2014-	After
In Thousands	Total	June 2012	June 2014	June 2016	June 2016

Contractual obligations:
Total debt, net of interest	$523,139	$—	$150,000	$264,757	$108,382
Capital lease obligations, net of interest	76,002	4,174	10,302	12,326	49,200
Estimated interest on long-term debt and capital lease obligations (1)	164,207	33,966	54,355	43,140	32,746
Purchase obligations (2)	267,283	91,640	175,643	—	—
Other long-term liabilities (3)	116,664	10,400	16,679	12,025	77,560
Operating leases	26,305	3,827	6,207	5,568	10,703
Long-term contractual arrangements (4)	22,065	7,336	10,304	2,941	1,484
Postretirement obligations	55,992	3,675	5,981	6,561	39,775
Purchase orders (5)	46,287	46,287	—	—	—

Total contractual obligations	$1,297,944	$201,305	$429,471	$347,318	$319,850

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $5.2 million of uncertain tax positions including accrued interest as of July 3, 2011 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $2.8 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.
The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements.
As of July 3, 2011, the Company has $21.0 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company has made contributions to the Company-sponsored pension plans of $2.5 million in YTD 2011. Based on information currently available, the Company anticipates cash contributions during the remainder of

2011 will be approximately $7 million. Postretirement medical care payments are expected to be approximately $3 million in 2011. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.6 million during both YTD 2011 and YTD 2010.
The weighted average interest rate of the Company’s debt and capital lease obligations was 5.9% as of July 3, 2011 compared to 5.8% as of January 2, 2011 and 5.7% as of July 4, 2010. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% in YTD 2011 from 5.8% in YTD 2010. This increase is the result of the conversion of one of the Company’s capital leases from a floating rate to a fixed rate in late 2010, combined with the Company’s use of short-term borrowings in the first half of 2010 at low variable rates relative to the fixed rates on the Company’s Senior Debt. None of the Company’s debt and capital lease obligations of $599.1 million as of July 3, 2011 was maintained on a floating rate basis or was subject to changes in short-term interest rates.
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

The net impact of the Company’s fuel hedging program was to increase fuel costs by $0.1 million and $1.4 million in YTD 2011 and YTD 2010, respectively.
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
The net impact of the Company’s aluminum hedging program was to increase cost of sales by $.9 million and $5.7 million in YTD 2011 and YTD 2010, respectively.

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

•
the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $26 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months as a result of tax audits, but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•
the Company’s expectations that raw material costs will rise significantly in 2011 and that gross margins will be lower throughout the remainder of 2011 compared to 2010 if these costs cannot be offset with price increases; and

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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company may periodically use interest rate hedging products to modify risk from interest rate fluctuations. The counterparties on any interest rate hedging arrangements are major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of July 3, 2011. None of the Company’s debt and capital lease obligations of $599.1 million as of July 3, 2011 was subject to changes in short-term interest rates.
Raw Material and Commodity Price Risk
The Company is also subject to commodity price risk arising from price movements for certain other commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company has not historically used derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $26 million assuming no change in volume.
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
Item 4. Controls and Procedures.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2011.
There has been no change in the Company’s internal control over financial reporting during the quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial statements from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended July 3, 2011, filed on August 12, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 12, 2011	By:	/s/ James E. Harris

James E. Harris
Principal Financial Officer of the Registrant
and
Senior Vice President, Shared Services and Chief Financial Officer

Date: August 12, 2011	By:	/s/ William J. Billiard

William J. Billiard
Principal Accounting Officer of the Registrant
and
Vice President of Operations Finance and Chief Accounting Officer