Form 10-Q
period 2011-10-02
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2011-11-14
CIK 317540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $1.00 Par Value Class B Common Stock, $1.00 Par Value	7,141,447 2,066,522

COCA-COLA BOTTLING CO. CONSOLIDATED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Net sales	$405,858	$395,364	$1,188,380	$1,160,223
Cost of sales	243,142	222,247	710,930	672,395

Gross margin	162,716	173,117	477,450	487,828
Selling, delivery and administrative expenses	137,752	139,455	404,887	406,689

Income from operations	24,964	33,662	72,563	81,139
Interest expense, net	9,087	8,841	26,898	26,453

Income before income taxes	15,877	24,821	45,665	54,686
Income tax expense	4,892	7,610	16,227	18,936

Net income	10,985	17,211	29,438	35,750
Less: Net income attributable to the noncontrolling interest	1,217	1,678	2,656	3,514

Net income attributable to Coca-Cola Bottling Co. Consolidated	$9,768	$15,533	$26,782	$32,236

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.06	$1.69	$2.91	$3.51

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.06	$1.69	$2.91	$3.51

Weighted average number of Class B Common Stock shares outstanding	2,067	2,044	2,061	2,039

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.06	$1.68	$2.90	$3.50

Weighted average number of Common Stock shares outstanding — assuming dilution	9,248	9,225	9,242	9,220

Class B Common Stock	$1.05	$1.68	$2.89	$3.48

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,107	2,084	2,101	2,079

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75
See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

	Oct. 2,	Jan. 2,	Oct. 3,
	2011	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$68,549	$45,872	$30,424
Restricted cash	3,000	3,500	3,500
Accounts receivable, trade, less allowance for doubtful accounts of $1,555, $1,300 and $1,261, respectively	109,173	96,787	115,554
Accounts receivable from The Coca-Cola Company	17,663	12,081	20,165
Accounts receivable, other	10,636	15,829	23,382
Inventories	74,373	64,870	62,686
Prepaid expenses and other current assets	20,800	25,760	31,817

Total current assets	304,194	264,699	287,528

Property, plant and equipment, net	313,511	322,143	312,759
Leased property under capital leases, net	61,294	46,856	48,029
Other assets	51,806	46,332	40,645
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,542	4,871	4,983

Total	$1,358,068	$1,307,622	$1,316,665

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In Thousands (Except Share Data)

	Oct. 2,	Jan. 2,	Oct. 3,
	2011	2011	2010
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of obligations under capital leases	$4,373	$3,866	$3,861
Accounts payable, trade	34,518	41,878	38,377
Accounts payable to The Coca-Cola Company	37,240	25,058	43,394
Other accrued liabilities	81,600	69,471	65,119
Accrued compensation	23,883	30,944	26,385
Accrued interest payable	12,717	5,523	10,056

Total current liabilities	194,331	176,740	187,192

Deferred income taxes	142,226	143,962	158,359
Pension and postretirement benefit obligations	106,546	114,163	81,021
Other liabilities	111,736	109,882	108,417
Obligations under capital leases	70,645	55,395	56,386
Long-term debt	523,179	523,063	523,025

Total liabilities	1,148,663	1,123,205	1,114,400

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,694,636, 2,672,316 and 2,672,316 shares, respectively	2,693	2,671	2,671
Capital in excess of par value	106,140	104,835	104,758
Retained earnings	154,753	134,872	133,347
Accumulated other comprehensive loss	(62,309)	(63,433)	(43,779)

	211,481	189,149	207,201
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	150,227	127,895	145,947
Noncontrolling interest	59,178	56,522	56,318

Total equity	209,405	184,417	202,265

Total	$1,358,068	$1,307,622	$1,316,665

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
In Thousands (Except Share Data)

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095
Comprehensive income:
Net income				32,236			32,236	3,514	35,750
Ownership share of Southeastern OCI					39		39		39
Foreign currency translation adjustments, net of tax					(7)		(7)		(7)
Pension and postretirement benefit adjustments, net of tax					2,956		2,956		2,956

Total comprehensive income							35,224	3,514	38,738
Cash dividends paid
Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,528)			(1,528)		(1,528)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316

Balance on Oct. 3, 2010	$10,204	$2,671	$104,758	$133,347	$(43,779)	$(61,254)	$145,947	$56,318	$202,265

Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$134,872	$(63,433)	$(61,254)	$127,895	$56,522	$184,417
Comprehensive income:
Net income				26,782			26,782	2,656	29,438
Foreign currency translation adjustments, net of tax					1		1		1
Pension and postretirement benefit adjustments, net of tax					1,123		1,123		1,123

Total comprehensive income							27,906	2,656	30,562
Cash dividends paid
Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,545)			(1,545)		(1,545)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327

Balance on Oct. 2, 2011	$10,204	$2,693	$106,140	$154,753	$(62,309)	$(61,254)	$150,227	$59,178	$209,405

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

	First Nine Months
	2011	2010
Cash Flows from Operating Activities
Net income	$29,438	$35,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	45,828	43,801
Amortization of intangibles	329	367
Deferred income taxes	348	2,188
Loss on sale of property, plant and equipment	405	1,211
Impairment/accelerated depreciation of property, plant and equipment	—	787
Net gain on property, plant and equipment damaged in flood	—	(881)
Amortization of debt costs	1,744	1,760
Amortization of deferred gain related to terminated interest rate agreements	(915)	(907)
Stock compensation expense	1,664	1,588
Insurance proceeds received for flood damage	—	1,450
(Increase) decrease in current assets less current liabilities	6,917	(10,414)
(Increase) decrease in other noncurrent assets	(6,364)	4,434
Decrease in other noncurrent liabilities	(5,809)	(5,368)
Other	2	(13)

Total adjustments	44,149	40,003

Net cash provided by operating activities	73,587	75,753

Cash Flows from Investing Activities
Additions to property, plant and equipment	(41,392)	(40,640)
Proceeds from the sale of property, plant and equipment	552	1,373
Decrease in restricted cash	500	1,000

Net cash used in investing activities	(40,340)	(38,267)

Cash Flows from Financing Activities
Repayments under revolving credit facility	—	(15,000)
Cash dividends paid	(6,901)	(6,884)
Principal payments on capital lease obligations	(2,875)	(2,860)
Debt issuance costs paid	(668)	—
Other	(126)	(88)

Net cash used in financing activities	(10,570)	(24,832)

Net increase in cash	22,677	12,654
Cash at beginning of period	45,872	17,770

Cash at end of period	$68,549	$30,424

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,327	$1,316
Capital lease obligations incurred	18,632	—
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
Revision of Prior Period Financial Statements
In connection with the preparation of the consolidated financial statements for the second quarter of 2011, the Company identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. This error affected the year-to-date Consolidated Statements of Cash Flows presented in each of the quarters of 2010, including the year-end consolidated financial statements for 2010, as well as the first quarter of 2011 and resulted in an understatement of net cash provided by operating activities and net cash used in investing activities for each of the impacted periods. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that the error was not material to any of the Company’s previously issued financial statements taken as a whole. The Company will revise previously issued financial statements to correct the effect of this error. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods.

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
Noncontrolling interest as of October 2, 2011, January 2, 2011 and October 3, 2010 primarily represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
4. Inventories
Inventories were summarized as follows:

	Oct. 2,	Jan. 2,	Oct. 3,
In Thousands	2011	2011	2010

Finished products	$43,828	$36,484	$36,149
Manufacturing materials	11,448	10,619	8,284
Plastic shells, plastic pallets and other inventories	19,097	17,767	18,253

Total inventories	$74,373	$64,870	$62,686

5. Property, Plant and Equipment
The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Oct. 2,	Jan. 2,	Oct. 3,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Land	$12,707	$12,965	$12,966
Buildings	119,530	119,471	117,131	10-50 years
Machinery and equipment	138,865	136,821	132,088	5-20 years
Transportation equipment	154,611	147,960	151,215	4-17 years
Furniture and fixtures	40,294	37,120	35,613	4-10 years
Cold drink dispensing equipment	316,495	312,176	314,352	6-15 years
Leasehold and land improvements	73,494	69,996	67,152	5-20 years
Software for internal use	72,758	70,891	68,449	3-10 years
Construction in progress	2,468	8,733	2,944

Total property, plant and equipment, at cost	931,222	916,133	901,910
Less: Accumulated depreciation and amortization	617,711	593,990	589,151

Property, plant and equipment, net	$313,511	$322,143	$312,759

Depreciation and amortization expense was $15.7 million and $14.9 million in the third quarter of 2011 (“Q3 2011”) and the third quarter of 2010 (“Q3 2010”), respectively. Depreciation and amortization expense was $45.8 million and $44.2 million in the first nine months of 2011 (“YTD 2011”) and the first nine months of 2010 (“YTD 2010”), respectively. These amounts included amortization expense for leased property under capital leases.
During Q3 2010, the Company performed a review of property, plant and equipment for potential impairment of held-for-sale assets. As a result of this review, $.4 million was recorded to impairment expense for four Company-owned sales distribution centers held-for-sale.
In Q3 2010, the Company also recorded accelerated depreciation of $.4 million for property, plant and equipment which was scheduled to be replaced in the first quarter of 2011.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
6. Leased Property Under Capital Leases
Leased property under capital leases was summarized as follows:

	Oct. 2,	Jan. 2,	Oct. 3,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Leased property under capital leases	$95,509	$76,877	$76,877	3-20 years
Less: Accumulated amortization	34,215	30,021	28,848

Leased property under capital leases, net	$61,294	$46,856	$48,029

As of October 2, 2011, real estate represented $61.1 million of the leased property under capital leases and $41.9 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.
In the first quarter of 2011, the Company entered into leases for two sales distribution centers. Each lease has a term of fifteen years with various monthly rental payments. The two leases added $18.6 million, at inception, to the leased property under capital leases balance.
The Company’s outstanding obligations for capital leases were $75.0 million, $59.2 million and $60.2 million as of October 2, 2011, January 2, 2011 and October 3, 2010, respectively.
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
8. Other Identifiable Intangible Assets
Other identifiable intangible assets were summarized as follows:

	Oct. 2,	Jan. 2,	Oct. 3,	Estimated
In Thousands	2011	2011	2010	Useful Lives

Other identifiable intangible assets	$8,675	$8,675	$8,665	1-20 years
Less: Accumulated amortization	4,133	3,804	3,682

Other identifiable intangible assets, net	$4,542	$4,871	$4,983

Other identifiable intangible assets primarily represent customer relationships and distribution rights.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
9. Other Accrued Liabilities
Other accrued liabilities were summarized as follows:

	Oct. 2,	Jan. 2,	Oct. 3,
In Thousands	2011	2011	2010

Accrued marketing costs	$15,563	$15,894	$15,809
Accrued insurance costs	18,733	18,005	18,012
Accrued taxes (other than income taxes)	2,590	2,023	2,830
Accrued income taxes	9,000	4,839	—
Employee benefit plan accruals	12,920	9,790	10,985
Checks and transfers yet to be presented for payment from zero balance cash accounts	16,071	8,532	9,795
All other accrued liabilities	6,723	10,388	7,688

Total other accrued liabilities	$81,600	$69,471	$65,119

10. Debt
Debt was summarized as follows:

		Interest	Interest	Oct. 2,	Jan. 2,	Oct. 3,
In Thousands	Maturity	Rate	Paid	2011	2011	2010

Senior Notes	2012	5.00%	Semi-annually	$150,000	$150,000	$150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,578)	(1,694)	(1,732)

				523,179	523,063	523,025
Less: Current portion of debt				—	—	—

Long-term debt				$523,179	$523,063	$523,025

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
10. Debt
On September 21, 2011, the Company entered into a new $200 million five-year unsecured revolving credit agreement (“$200 million facility”). This replaced the existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007 scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio and a funded indebtedness/cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On October 2, 2011, January 2, 2011 and October 3, 2010, the Company had no outstanding borrowings on either $200 million facility.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On October 2, 2011, January 2, 2011 and October 3, 2010, the Company had no outstanding borrowings under the uncommitted line of credit.
The Company had a weighted average interest rate of 5.8% for its debt and capital lease obligations as of October 2, 2011, January 2, 2011 and October 3, 2010. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.0% for YTD 2011 compared to 5.9% for YTD 2010. As of October 2, 2011, none of the Company’s debt and capital lease obligations of $598.2 million were subject to changes in short-term interest rates.
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
On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company began amortizing a gain of $5.1 million over the remaining term of the underlying debt. As of October 2, 2011, the remaining amount to be amortized was $1.7 million. All of the Company’s interest rate swap agreements were LIBOR-based.
During both YTD 2011 and YTD 2010, the Company amortized deferred gains related to terminated interest rate swap agreements and forward interest rate agreements of $0.9 million which was recorded as a reduction to interest expense.
The Company had no interest rate swap agreements outstanding at October 2, 2011, January 2, 2011 and October 3, 2010.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The Company used derivative instruments to hedge substantially all of the Company’s diesel fuel purchases for 2010 and is using derivative instruments to hedge all of the Company’s projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments relate to diesel fuel and unleaded gasoline used by the Company’s delivery fleet and other vehicles. The Company used derivative instruments to hedge approximately 75% of the Company’s aluminum purchase requirements in 2010 and is using derivative instruments to hedge approximately 75% of the Company’s projected aluminum purchase requirements for 2011.
The following table summarizes Q3 2011 and Q3 2010 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A”) expenses, of such net gains and losses in the consolidated statements of operations:

		Third Quarter
In Thousands	Classification of Gain (Loss)	2011	2010

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$(235)	$(213)
Fuel hedges — mark-to-market adjustment	S,D&A expenses	10	82
Aluminum hedges — contract premium and contract settlement	Cost of sales	1,145	98
Aluminum hedges — mark-to-market adjustment	Cost of sales	(1,849)	3,003

Total Net Gain (Loss)		$(929)	$2,970

The following table summarizes YTD 2011 and YTD 2010 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such net gains and losses in the consolidated statements of operations:

		First Nine Months
In Thousands	Classification of Gain (Loss)	2011	2010

Fuel hedges — contract premium and contract settlement	S,D&A expenses	$(169)	$(243)
Fuel hedges — mark-to-market adjustment	S,D&A expenses	(161)	(1,274)
Aluminum hedges — contract premium and contract settlement	Cost of sales	2,449	609
Aluminum hedges — mark-to-market adjustment	Cost of sales	(4,065)	(3,210)

Total Net Gain (Loss)		$(1,946)	$(4,118)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
11. Derivative Financial Instruments
The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of October 2, 2011, January 2, 2011 and October 3, 2010:

	Balance Sheet	Oct. 2,	Jan. 2,	Oct. 3,
In Thousands	Classification	2011	2011	2010

Fuel hedges at fair market value	Prepaid expenses and other current assets	$10	$171	$343
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	291	—	246
Aluminum hedges at fair market value	Prepaid expenses and other current assets	2,601	6,666	5,660
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	651	2,453	2,284

Total		$3,553	$9,290	$8,533

Aluminum hedges at fair market value	Other assets	$—	$—	$1,582
Unamortized cost of aluminum hedging agreements	Other assets	—	—	651

Total		$—	$—	$2,233
The following table summarizes the Company’s outstanding derivative agreements as of October 2, 2011:

	Notional	Latest
In Millions	Amount	Maturity

Fuel hedging agreements	$7.0	December 2011
Aluminum hedging agreements	7.0	December 2011
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
The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	Oct. 2, 2011		Jan. 2, 2011		Oct. 3, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value

Public debt securities	$(523,179)	$(573,941)	$(523,063)	$(564,671)	$(523,025)	$(580,380)
Deferred compensation plan assets	9,975	9,975	9,780	9,780	9,040	9,040
Deferred compensation plan liabilities	(9,975)	(9,975)	(9,780)	(9,780)	(9,040)	(9,040)
Fuel hedging agreements	10	10	171	171	343	343
Aluminum hedging agreements	2,601	2,601	6,666	6,666	7,242	7,242
The fair values of the fuel hedging and aluminum hedging agreements at October 2, 2011, January 2, 2011 and October 3, 2010 represented the estimated amount the Company would have received upon termination of these agreements.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
12. Fair Value of Financial Instruments
The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, fuel hedging agreements and aluminum hedging agreements:

	Oct. 2, 2011		Jan. 2, 2011		Oct. 3, 2010
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2

Assets
Deferred compensation plan assets	$9,975		$9,780		$9,040
Fuel hedging agreements		$10		$171		$343
Aluminum hedging agreements		2,601		6,666		7,242
Liabilities
Deferred compensation plan liabilities	9,975		9,780		9,040
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
13. Other Liabilities
Other liabilities were summarized as follows:

	Oct. 2,	Jan. 2,	Oct. 3,
In Thousands	2011	2011	2010

Accruals for executive benefit plans	$93,955	$90,906	$89,322
Other	17,781	18,976	19,095

Total other liabilities	$111,736	$109,882	$108,417

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
The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $35.2 million, $29.0 million and $35.7 million as of October 2, 2011, January 2, 2011 and October 3, 2010, respectively. The Company has not recorded any liability associated with these guarantees and holds no assets as collateral against these guarantees. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their borrowing capacity, the Company’s maximum exposure under these guarantees on October 2, 2011 would have been $25.2 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $32.0 million for SAC and $43.2 million for Southeastern.
The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.
The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of October 2, 2011, SAC had total assets of $42.2 million and total debt of $19.2 million. SAC had total revenues for YTD 2011 of $135.5 million. As of October 2, 2011, Southeastern had total assets of $378.5 million and total debt of $189.4 million. Southeastern had total revenue for YTD 2011 of $529.0 million.
The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On October 2, 2011, these letters of credit totaled $20.8 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. As of October 2, 2011, the Company maintained $3.0 million of restricted cash for these letters of credit.
The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of October 2, 2011 amounted to $23.2 million and expire at various dates through 2020.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
14. Commitments and Contingencies
During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $1.1 million for the excess of insurance proceeds received as compared to the net book value of production equipment damaged as a result of the flood. In YTD 2010, the Company recorded a receivable of $7.1 million for insured losses of which $1.5 million had already been paid by the end of Q3 2010. All receivables were recorded for insured losses during fiscal year 2010 and were collected in 2010.
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
15. Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2011 and YTD 2010 was 35.5% and 34.6%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2011 and YTD 2010 was 37.7% and 37.0%, respectively.
The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2011	2010

Statutory expense	$15,053	$17,910
State income taxes, net of federal effect	1,875	2,165
Manufacturing deduction benefit	(1,066)	(1,791)
Meals and entertainment	619	774
Adjustment for uncertain tax positions	(393)	(1,080)
Tax law change related to Medicare Part D subsidy	—	464
Other, net	139	494

Income tax expense	$16,227	$18,936

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
15. Income Taxes
As of October 2, 2011, the Company had $4.4 million of uncertain tax positions, including accrued interest, of which $2.1 million would affect the Company’s effective tax rate if recognized. The Company had $4.8 million of uncertain tax positions as of January 2, 2011, including accrued interest, of which $2.5 million would affect the Company’s effective tax rate if recognized. The Company had $4.5 million of uncertain tax positions as of October 3, 2010, including accrued interest, of which $2.4 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of October 2, 2011, January 2, 2011, and October 3, 2010, the Company had approximately $.4 million of accrued interest related to uncertain tax positions. Income tax expense included interest expense of approximately $.1 million in YTD 2011 and an interest credit of approximately $.5 million in YTD 2010.
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
In Q3 2010, the Company reduced its liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations.
In Q3 2011, the Company reduced its liability for uncertain tax positions by $.9 million. The net effect of the adjustment was a decrease to income tax expense. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations.
Various tax years from 1993 remain open to examination by taxing jurisdictions to which the Company is subject due to loss carryforwards.
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
A summary of accumulated other comprehensive loss for Q3 2011 and Q3 2010 is as follows:

	July 3,	Pre-tax	Tax	Oct. 2,
In Thousands	2011	Activity	Effect	2011

Net pension activity:
Actuarial loss	$(51,194)	$517	$(203)	$(50,880)
Prior service costs	(38)	4	(2)	(36)
Net postretirement benefits activity:
Actuarial loss	(17,233)	530	(208)	(16,911)
Prior service costs	5,772	(429)	168	5,511
Transition asset	5	(5)	2	2
Foreign currency translation adjustment	(1)	10	(4)	5

Total	$(62,689)	$627	$(247)	$(62,309)

	July 4,	Pre-tax	Tax	Oct. 3,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(38,809)	$1,365	$(535)	$(37,979)
Prior service costs	(32)	4	(2)	(30)
Net postretirement benefits activity:
Actuarial loss	(12,592)	410	(161)	(12,343)
Prior service costs	6,834	(446)	175	6,563
Transition asset	18	(6)	2	14
Ownership share of Southeastern OCI	(19)	16	(7)	(10)
Foreign currency translation adjustment	5	—	1	6

Total	$(44,595)	$1,343	$(527)	$(43,779)

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
16. Accumulated Other Comprehensive Loss
A summary of accumulated other comprehensive loss for YTD 2011 and YTD 2010 follows:

	Jan. 2,	Pre-tax	Tax	Oct. 2,
In Thousands	2011	Activity	Effect	2011

Net pension activity:
Actuarial loss	$(51,822)	$1,553	$(611)	$(50,880)
Prior service costs	(43)	12	(5)	(36)
Net postretirement benefits activity:
Actuarial loss	(17,875)	1,590	(626)	(16,911)
Prior service costs	6,292	(1,287)	506	5,511
Transition asset	11	(15)	6	2
Foreign currency translation adjustment	4	2	(1)	5

Total	$(63,433)	$1,855	$(731)	$(62,309)

	Jan. 3,	Pre-tax	Tax	Oct. 3,
In Thousands	2010	Activity	Effect	2010

Net pension activity:
Actuarial loss	$(40,626)	$4,355	$(1,708)	$(37,979)
Prior service costs	(37)	12	(5)	(30)
Net postretirement benefits activity:
Actuarial loss	(13,470)	1,092	35	(12,343)
Prior service costs	7,376	(1,338)	525	6,563
Transition asset	26	(19)	7	14
Ownership share of Southeastern OCI	(49)	65	(26)	(10)
Foreign currency translation adjustment	13	(13)	6	6

Total	$(46,767)	$4,154	$(1,166)	$(43,779)

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
No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2011 and YTD 2010, dividends of $.75 per share were declared and paid on both the Common Stock and Class B Common Stock.

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
On March 9, 2010, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued pursuant to the Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2009 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.
On March 8, 2011, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued pursuant to the Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2010 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.
Compensation expense for the Performance Unit Award Agreement recognized in YTD 2011 was $1.7 million, which was based upon a share price of $55.46 on September 30, 2011. Compensation expense recognized in YTD 2010 was $1.6 million, which was based upon a share price of $52.94 on October 1, 2010.
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
The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2011	2010	2011	2010

Service cost	$25	$20	$75	$58
Interest cost	3,085	2,864	9,255	8,578
Expected return on plan assets	(2,921)	(2,894)	(8,765)	(8,630)
Amortization of prior service cost	4	4	12	12
Recognized net actuarial loss	517	1,365	1,553	4,355

Net periodic pension cost	$710	$1,359	$2,130	$4,373

The Company contributed $7.8 million to its Company-sponsored pension plans during YTD 2011. The Company has made additional payments of $1.6 million subsequent to the end of Q3 2011.

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
The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2011	2010	2011	2010

Service cost	$243	$182	$727	$572
Interest cost	707	634	2,123	1,886
Amortization of unrecognized transitional assets	(5)	(7)	(15)	(19)
Recognized net actuarial loss	530	410	1,590	1,092
Amortization of prior service cost	(429)	(446)	(1,287)	(1,338)

Net periodic postretirement benefit cost	$1,046	$773	$3,138	$2,193

401(k) Savings Plan
The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2010 and 2011. The Company maintains the option to increase the matching contributions by an additional 2%, for a total of 5%, for the Company’s employees based on the financial results. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2010. The Company made these additional payments for each quarter in 2010 in the following quarter concluding with the fourth quarter 2010 payment being made in the first quarter of 2011. The 2% matching contributions have been accrued during YTD 2011. The total cost, including the estimate for the additional 2% matching contributions, for this benefit in YTD 2011 and YTD 2010 was $6.5 million and $6.8 million, respectively.
Multi-Employer Benefits
The Company entered into a new agreement in the third quarter of 2008 after one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Central States Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in the second half of 2008. The Company paid $3.0 million in the fourth quarter of 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7% that will be paid to Central States over the next 20 years and was recorded in other liabilities. Including the $3.0 million paid to Southern States in 2008, the Company has paid

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
18. Benefit Plans
$5.7 million from the fourth quarter of 2008 through Q3 2011 and will pay approximately $1 million annually over the next 17 years.
19. Related Party Transactions
The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its beverage products are manufactured. As of October 2, 2011, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of the Company’s Class B Common Stock.
The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2011	2010

Payments by the Company for concentrate, syrup, sweetener and other purchases	$315.2	$301.6
Marketing funding support payments to the Company	36.2	33.8

Payments by the Company net of marketing funding support	$279.0	$267.8

Payments by the Company for customer marketing programs	$38.7	$38.6
Payments by the Company for cold drink equipment parts	6.9	6.4
Fountain delivery and equipment repair fees paid to the Company	8.5	7.7
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	3.1	3.3
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	1.6	2.2

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. to buy and sell finished products at cost. The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA Inc. (“CCR”), and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. References to “CCR,” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. Sales to CCR under this arrangement were $42.2 million and $37.6 million in YTD 2011 and YTD 2010, respectively. Purchases from CCR under this arrangement were $18.0 million and $19.4 million in YTD 2011 and YTD 2010, respectively. In addition, CCR began distributing one of the Company’s own brands (Tum-E Yummies) in the first quarter of 2010. Total sales to CCR for this brand were $12.9 million and $10.5 million in YTD 2011 and YTD 2010, respectively.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.3 million and $.6 million in YTD 2011 and YTD 2010, respectively. Amounts due from CCBSS for rebates on raw materials were $3.8 million, $3.6 million and $3.6 million as of October 2, 2011, January 2, 2011 and October 3, 2010, respectively. CCR is also a member of CCBSS.
The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $102.2 million and $100.6 million in YTD 2011 and YTD 2010, respectively. The Company performs management services for SAC pursuant to a management agreement. Management fees earned from SAC were $1.2 million and $1.1 million in YTD 2011 and YTD 2010, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $19.4 million as of October 2, 2011. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in SAC was $6.8 million, $5.6 million and $5.6 million as of October 2, 2011, January 2, 2011 and October 3, 2010, respectively.
The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $63.9 million in YTD 2011 and $55.5 million in YTD 2010. In connection with its participation in Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $15.8 million as of October 2, 2011. The Company has not recorded any liability associated with this guarantee and holds no assets as collateral against this guarantee. The Company’s equity investment in one of these entities, Southeastern, was $17.9 million, $15.7 million and $15.7 million as of October 2, 2011, January 2, 2011 and October 3, 2010, respectively.
The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of October 2, 2011 nor was there any impairment in 2010.
The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The original lease was to expire on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms began on January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
19. Related Party Transactions
term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of October 2, 2011 was $26.1 million. Rental payments related to this lease were $2.5 million and $2.4 million in YTD 2011 and YTD 2010, respectively.
The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of October 2, 2011 was $27.6 million. Rental payments related to the lease were $2.9 million in both YTD 2011 and YTD 2010.
20. Net Sales by Product Category
Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2011	2010	2011	2010

Bottle/can sales:
Sparkling beverages (including energy products)	$263,653	$259,824	$787,739	$783,531
Still beverages	65,327	66,109	177,668	172,917

Total bottle/can sales	328,980	325,933	965,407	956,448

Other sales:
Sales to other Coca-Cola bottlers	38,447	36,589	116,545	107,273
Post-mix and other	38,431	32,842	106,428	96,502

Total other sales	76,878	69,431	222,973	203,775

Total net sales	$405,858	$395,364	$1,188,380	$1,160,223

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share
The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2011	2010	2011	2010

Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$9,768	$15,533	$26,782	$32,236
Less dividends:
Common Stock	1,785	1,785	5,356	5,356
Class B Common Stock	517	512	1,545	1,528

Total undistributed earnings	$7,466	$13,236	$19,881	$25,352

Common Stock undistributed earnings — basic	$5,790	$10,291	$15,428	$19,721
Class B Common Stock undistributed earnings — basic	1,676	2,945	4,453	5,631

Total undistributed earnings — basic	$7,466	$13,236	$19,881	$25,352

Common Stock undistributed earnings — diluted	$5,765	$10,246	$15,361	$19,635
Class B Common Stock undistributed earnings — diluted	1,701	2,990	4,520	5,717

Total undistributed earnings — diluted	$7,466	$13,236	$19,881	$25,352

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Common Stock undistributed earnings — basic	5,790	10,291	15,428	19,721

Numerator for basic net income per Common Stock share	$7,575	$12,076	$20,784	$25,077

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$517	$512	$1,545	$1,528
Class B Common Stock undistributed earnings — basic	1,676	2,945	4,453	5,631

Numerator for basic net income per Class B Common Stock share	$2,193	$3,457	$5,998	$7,159

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2011	2010	2011	2010

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	517	512	1,545	1,528
Common Stock undistributed earnings — diluted	7,466	13,236	19,881	25,352

Numerator for diluted net income per Common Stock share	$9,768	$15,533	$26,782	$32,236

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$517	$512	$1,545	$1,528
Class B Common Stock undistributed earnings — diluted	1,701	2,990	4,520	5,717

Numerator for diluted net income per Class B Common Stock share	$2,218	$3,502	$6,065	$7,245

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2011	2010	2011	2010

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding — basic	2,067	2,044	2,061	2,039

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,248	9,225	9,242	9,220
Class B Common Stock weighted average shares outstanding — diluted	2,107	2,084	2,101	2,079

Basic net income per share:
Common Stock	$1.06	$1.69	$2.91	$3.51

Class B Common Stock	$1.06	$1.69	$2.91	$3.51

Diluted net income per share:
Common Stock	$1.06	$1.68	$2.90	$3.50

Class B Common Stock	$1.05	$1.68	$2.89	$3.48

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
The Coca-Cola Company acquired the North American operations of CCE in October of 2010. This transaction may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and the Company’s business. At this time, however, it is unknown whether the transaction will have a material impact on the Company’s business or financial results.
The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2011, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. During YTD 2010, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 21% and 9%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2011; and accounted for approximately 25% and 10%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2010. Wal-Mart Stores, Inc. accounted for 15% and 17% of the Company’s total net sales during YTD 2011 and YTD 2010, respectively.
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

Coca-Cola Bottling Co. Consolidated
Notes to Consolidated Financial Statements (Unaudited)
22. Risks and Uncertainties
Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One of these collective bargaining agreements covering approximately 2% of the Company’s employees expired in April 2011 and the Company entered into a new agreement during the second quarter of 2011. One collective bargaining agreement covering approximately 4% of the Company’s employees expired in July 2011 and the Company entered into a new agreement during Q3 2011. No other collective bargaining agreements will expire during the remainder of 2011.
23. Supplemental Disclosures of Cash Flow Information
As discussed in Note 1 of the consolidated financial statements, a revision was made to the 2010 comparative statements of cash flows to correct an immaterial error. This revision has been applied to the 2010 amounts in the table below.
Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
In Thousands	2011	2010

Accounts receivable, trade, net	$(12,386)	$(22,827)
Accounts receivable from The Coca-Cola Company	(5,582)	(16,056)
Accounts receivable, other	5,193	(4,972)
Inventories	(9,503)	(5,014)
Prepaid expenses and other current assets	5,017	3,128
Accounts payable, trade	4,234	11,988
Accounts payable to The Coca-Cola Company	12,182	15,514
Other accrued liabilities	7,966	3,141
Accrued compensation	(7,398)	149
Accrued interest payable	7,194	4,535

(Increase) decrease in current assets less current liabilities	$6,917	$(10,414)

Non-cash activity
Additions to property, plant and equipment of $3.0 million and $1.2 million have been accrued but not paid and are recorded in accounts payable, trade as of October 2, 2011 and October 3, 2010, respectively.
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
Recently Issued Pronouncements
In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
In September 2011, the FASB issued new guidance which requires additional disclosures about an employer’s participating in multi-employer pension plans. The new guidance is effective for annual periods ending after December 15, 2011. The Company is in the process of evaluating the impact of the new guidance, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In September 2011, the FASB issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is in the process of evaluating the impact of the new guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Revision of Prior Period Financial Statements
During the second quarter of 2011, Coca-Cola Bottling Co. Consolidated (“the Company”) identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. The Company has revised prior period financial statements to correct this immaterial error. Refer to Note 1 Significant Accounting Policies — Revision of Prior Period Financial Statements for further details. This error affected the year-to-date Consolidated Statements of Cash Flows and Supplemental Disclosures of Cash Flow Information presented for each of the quarters of 2010, including the year-end consolidated financial statements for 2010, as well as the first quarter of 2011 and resulted in an understatement of net cash provided by operating activities and net cash used in investing activities for each of the impacted periods. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods. The discussion and analysis included herein is based on the financial results (and revised Consolidated Statements of Cash Flows) for the third quarter ended October 3, 2010 and the nine months ended October 3, 2010.
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

•
Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the third quarter of 2011 (“Q3 2011”) and the first nine months of 2011 (“YTD 2011”) and changes from the third quarter of 2010 (“Q3 2010”) and the first nine months of 2010 (“YTD 2010”).

•
Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q3 2011 and YTD 2011 compared to Q3 2010 and YTD 2010, respectively.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q3 2011 compared to year-end 2010 and the end of Q3 2010 as presented in the consolidated financial statements.

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
During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $1.1 million for the excess of insurance proceeds received as compared to the net book value of production equipment damaged as a result of the flood. In YTD 2010, the Company recorded a receivable of $7.1 million for insured losses of which $1.5 million had already been paid by the end of Q3 2010. All receivables were recorded for insured losses during fiscal year 2010 and were collected in 2010.
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

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2011	2010	2011	2010

Bottle/can sales:
Sparkling beverages (including energy products)	$263,653	$259,824	$787,739	$783,531
Still beverages	65,327	66,109	177,668	172,917

Total bottle/can sales	328,980	325,933	965,407	956,448

Other sales:
Sales to other Coca-Cola bottlers	38,447	36,589	116,545	107,273
Post-mix and other	38,431	32,842	106,428	96,502

Total other sales	76,878	69,431	222,973	203,775

Total net sales	$405,858	$395,364	$1,188,380	$1,160,223

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
Distribution Cost Management
Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $144.5 million and $140.3 million in YTD 2011 and YTD 2010, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.
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
Overview of Operations and Financial Condition
The following items affect the comparability of the financial results presented below:
Q3 2011 and YTD 2011
•	a $10,000 pre-tax favorable mark-to-market adjustment and a $.2 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 fuel hedging program in Q3 2011 and YTD 2011, respectively;

•	a $1.8 million and a $4.1 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2011 aluminum hedging program in Q3 2011 and YTD 2011, respectively; and

•	a $.9 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2011 due mainly to the lapse of applicable statutes of limitations.
Q3 2010 and YTD 2010
•	a $.1 million pre-tax favorable mark-to-market adjustment and a $1.3 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program in Q3 2010 and YTD 2010, respectively;

•	a $3.0 million pre-tax favorable mark-to-market adjustment and a $3.2 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging program in Q3 2010 and YTD 2010, respectively;

•	a $.1 million and a $.9 million pre-tax favorable adjustment to cost of sales related to the gain on the replacement of flood damaged production equipment in Q3 2010 and YTD 2010, respectively;

•	a $.2 million pre-tax unfavorable adjustment to S,D&A expenses related to the loss recorded on the disposal of uninsured vending equipment from the Nashville area flood in YTD 2010;

•	a $.1 million pre-tax favorable adjustment to S,D&A expenses related to the gain on replacement of flood damaged building fixtures in Q3 2010;

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to Medicare Part D subsidy in the first quarter of 2010; and

•	a $1.7 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2010 due mainly to the lapse of applicable statutes of limitations.

The following overview provides a summary of key information concerning the Company’s financial results for Q3 2011 and YTD 2011 compared to Q3 2010 and YTD 2010.

	Third Quarter			%
In Thousands (Except Per Share Data)	2011	2010	Change	Change

Net sales	$405,858	$395,364	$10,494	2.7
Cost of sales	243,142	222,247	20,895	9.4
Gross margin	162,716	173,117	(10,401)	(6.0)
S,D&A expenses	137,752	139,455	(1,703)	(1.2)
Income from operations	24,964	33,662	(8,698)	(25.8)
Interest expense, net	9,087	8,841	246	2.8
Income before income taxes	15,877	24,821	(8,944)	(36.0)
Income tax expense	4,892	7,610	(2,718)	(35.7)
Net income	10,985	17,211	(6,226)	(36.2)
Net income attributable to the Company	9,768	15,533	(5,765)	(37.1)
Basic net income per share:
Common Stock	$1.06	$1.69	$(.63)	(37.3)
Class B Common Stock	$1.06	$1.69	$(.63)	(37.3)
Diluted net income per share:
Common Stock	$1.06	$1.68	$(.62)	(36.9)
Class B Common Stock	$1.05	$1.68	$(.63)	(37.5)

	First Nine Months			%
In Thousands (Except Per Share Data)	2011	2010	Change	Change

Net sales	$1,188,380	$1,160,223	$28,157	2.4
Cost of sales	710,930	672,395	38,535	5.7
Gross margin	477,450	487,828	(10,378)	(2.1)
S,D&A expenses	404,887	406,689	(1,802)	(0.4)
Income from operations	72,563	81,139	(8,576)	(10.6)
Interest expense, net	26,898	26,453	445	1.7
Income before income taxes	45,665	54,686	(9,021)	(16.5)
Income tax expense	16,227	18,936	(2,709)	(14.3)
Net income	29,438	35,750	(6,312)	(17.7)
Net income attributable to the Company	26,782	32,236	(5,454)	(16.9)
Basic net income per share:
Common Stock	$2.91	$3.51	$(.60)	(17.1)
Class B Common Stock	$2.91	$3.51	$(.60)	(17.1)
Diluted net income per share:
Common Stock	$2.90	$3.50	$(.60)	(17.1)
Class B Common Stock	$2.89	$3.48	$(.59)	(17.0)
The Company’s net sales increased 2.7% in Q3 2011 compared to Q3 2010. The Company’s net sales increased 2.4% in YTD 2011 compared to YTD 2010. The increases in net sales were primarily due to a .9% and 1.8% increase in bottle/can sales price per unit in Q3 2011 and YTD 2011 compared to Q3 2010 and YTD 2010. The increases in bottle/can sales price per unit were primarily due to increases in sales price per unit in sparkling beverages and a change in product mix due to a higher percentage of still beverage sales. Still beverages have a higher sales price per unit than sparkling beverages. Bottle/can sales volume was unchanged in Q3 2011 compared to Q3 2010 and decreased .9% in YTD 2011 compared to YTD 2010. The decrease in bottle/can volume in YTD 2011 compared to YTD 2010 was primarily due to a decrease in 12-ounce can sparkling beverages volume partially offset by an increase in still beverage volume.
Gross margin dollars decreased 6.0% in Q3 2011 compared to Q3 2010. The Company’s gross margin percentage decreased to 40.1% for Q3 2011 from 43.8% for Q3 2010. Gross margin dollars decreased 2.1% in YTD 2011 compared to YTD 2010. The Company’s gross margin percentage decreased to 40.2% in YTD 2011 from 42.0% in YTD 2010. The decrease in gross margin percentage was primarily due to higher costs of raw materials and partially offset by higher sales price per unit for bottle/can volume. Higher cost related to the Company’s aluminum hedging program also reduced Q3 2011 compared to Q3 2010 gross margin percentage.
The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the cost of the underlying commodities related to these inputs will continue to face upward cost pressure. The Company expects gross margins to be lower throughout the remainder of 2011 compared to 2010 due to the impact of the rising commodity costs if these costs cannot be offset with price increases.
S,D&A expenses decreased 1.2% in Q3 2011 from Q3 2010. S,D&A expenses decreased .4% in YTD 2011 compared to YTD 2010. The decrease in S,D&A expenses in Q3 2011 from Q3 2010 was attributable to decreased bonus and incentive expense and decreased employee benefit expense, primarily pension expense, offset primarily by an increase in employee salaries and wages and an increase in marketing expense. The decrease in S,D&A expenses in YTD 2011 from YTD 2010 was attributable to decreased bonus and incentive expense, decreased employee benefit expense, primarily pension expense, and decreased property and casualty insurance expense offset primarily by an increase in employee salaries and wages, an increase in marketing expense and an increase in fuel costs.
Net interest expense increased 2.8% and 1.7% in Q3 2011 compared to Q3 2010 and YTD 2011 compared to YTD 2010, respectively. The increases were primarily due to the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% during YTD 2011 from 5.9% during YTD 2010. This increase is the result of the conversion of one of the Company’s capital leases from a floating rate to a fixed rate in late 2010, combined with the Company’s use of short-term borrowings in the first half of 2010 at low variable rates relative to the fixed rates on the Company’s Senior Debt.
Net debt and capital lease obligations were summarized as follows:

	Oct. 2,	Jan. 2,	Oct. 3,
In Thousands	2011	2011	2010

Debt	$523,179	$523,063	$523,025
Capital lease obligations	75,018	59,261	60,247

Total debt and capital lease obligations	598,197	582,324	583,272
Less: Cash and cash equivalents	71,549	49,372	33,924

Total net debt and capital lease obligations (1)	$526,648	$532,952	$549,348

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage.

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
Recently Issued Pronouncements
In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
In September 2011, the FASB issued new guidance which requires additional disclosures about an employer’s participating in multi-employer pension plans. The new guidance is effective for annual periods ending after December 15, 2011. The Company is in the process of evaluating the impact of the new guidance, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In September 2011, the FASB issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is in the process of evaluating the impact of the new guidance.
Results of Operations
Q3 2011 Compared to Q3 2010 and YTD 2011 Compared to YTD 2010
Net Sales
Net sales increased $10.5 million, or 2.7%, to $405.9 million in Q3 2011 compared to $395.4 million in Q3 2010. Net sales increased $28.1 million, or 2.4%, to $1,188.3 million in YTD 2011 compared to $1,160.2 million in YTD 2010.
The increase in net sales for Q3 2011 compared to Q3 2010 was the result of the following:

Q3 2011	Attributable to:
(In Millions)
$2.9	.9% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit
2.8	7.9% increase in sales price per unit to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories
2.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.8	Increase in freight revenue
1.0	4.9% increase in post-mix sales volume
(0.9)	2.6% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in all product categories except energy products
0.6	Other

$10.5	Total increase in net sales

The increase in net sales for YTD 2011 compared to YTD 2010 was the result of the following:

YTD 2011	Attributable to:
(In Millions)
$17.4	1.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages (except energy products) and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit
(8.4)	.9% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by a volume increase in still beverages
7.9	7.2% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
6.4	Increase in freight revenue
3.2	5.5% increase in post-mix sales volume
2.1	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.4	1.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in energy products
(1.9)	Other

$28.1	Total increase in net sales

In YTD 2011, the Company’s bottle/can sales to retail customers accounted for 81% of the Company’s total net sales. Bottle/can pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The increase in the Company’s bottle/can net price per unit in both Q3 2011 compared to Q3 2010 and YTD 2011 compared to YTD 2010 was primarily due to increases in sales price per unit in sparkling beverages and a change in product mix due to a higher percentage of still beverage sales. Still beverages have a higher sales price per unit than sparkling beverages.
Both the increase in sales price per unit of sparkling beverages and the volume decrease in sparkling beverages in YTD 2011 were primarily the result of a promotion during the second quarter of 2010 by the Company’s largest customer, Wal-Mart Stores, Inc., at its supercenter stores. Wal-Mart Stores, Inc.’s supercenter stores had a promotion on 24-pack 12-ounce cans during all of the second quarter of 2010 which increased overall 12-ounce sparkling can sales volume and overall bottle/can volume while lowering sparkling sales price per unit as 24-pack 12-ounce cans have a lower sales price per unit than other sparkling beverages. The promotion ended on July 4, 2010.
Product category sales volume in Q3 2011 and Q3 2010 and YTD 2011 and YTD 2010 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2011	Q3 2010	% Increase (Decrease)
Sparkling beverages (including energy products)	81.3%	81.7%	(0.4)
Still beverages	18.7%	18.3%	2.1

Total bottle/can sales volume	100.0%	100.0%	—

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2011	YTD 2010	% Increase (Decrease)
Sparkling beverages (including energy products)	83.0%	84.2%	(2.3)
Still beverages	17.0%	15.8%	6.9

Total bottle/can sales volume	100.0%	100.0%	(0.9)

The Company’s products are sold and distributed through various channels. These channels include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2011, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. During YTD 2010, approximately 69% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% of the Company’s total bottle/can volume during YTD 2011. Wal-Mart Stores, Inc. accounted for approximately 25% of the Company’s total bottle/can volume during YTD 2010. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 9% of the Company’s total bottle/can volume during YTD 2011. Food Lion, LLC accounted for approximately 10% of the Company’s total bottle/can volume during YTD 2010. All of the Company’s beverage sales are to customers in the United States.
The Company recorded delivery fees in net sales of $5.4 million and $5.7 million in YTD 2011 and YTD 2010, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales
Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.
Cost of sales increased 9.4%, or $20.9 million, to $243.1 million in Q3 2011 compared to $222.2 million in Q3 2010. Cost of sales increased 5.7%, or $38.5 million, to $710.9 million in YTD 2011 compared to $672.4 million in YTD 2010.
The increase in cost of sales for Q3 2011 compared to Q3 2010 was principally attributable to the following:

Q3 2011	Attributable to:
(In Millions)
$14.4	Increase in raw materials costs such as plastic bottles and an increase in the percentage of purchased products which have higher per unit costs
3.8	Increase in cost due to the Company’s aluminum hedging program
(2.1)	Increase in marketing funding support received primarily from The Coca-Cola Company
2.0	Increase in freight cost of sales
1.7	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.9)	2.6% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in all product categories except energy products
0.7	4.9% increase in post-mix sales volume
0.1	Gain on the replacement of flood damaged production equipment in 2010
1.2	Other

$20.9	Total increase in cost of sales

The increase in cost of sales for YTD 2011 compared to YTD 2010 was principally attributable to the following:

YTD 2011	Attributable to:
(In Millions)
$32.8	Increase in raw material costs such as plastic bottles and an increase in the percentage of purchased products which have higher per unit costs
5.6	Increase in freight cost of sales
(4.9)	.9% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by a volume increase in still beverages
(3.7)	Increase in marketing funding support received primarily from The Coca-Cola Company
2.1	5.5% increase in post-mix sales volume
1.3	1.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in energy products
(1.0)	Decrease in cost due to the Company’s aluminum hedging program
0.9	Gain on the replacement of flood damaged production equipment in 2010
0.8	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
4.6	Other

$38.5	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the cost of the underlying commodities related to these inputs will continue to face upward cost pressure. The Company expects gross margins to be lower throughout the remainder of 2011 compared to 2010 due to the impact of the rising commodity costs if these costs cannot be offset with price increases.
The Company’s production facility located in Nashville, Tennessee was damaged by a flood in May 2010. The Company recorded a gain of $.9 million in YTD 2010 from the replacement of production equipment damaged by the flood. The gain was based on replacement value insurance coverage that exceeded the net book value of the damaged production equipment.
The Company entered into an agreement (the “Incidence Pricing Agreement”) in 2008 with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price The Coca-Cola Company charges under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. The Company has since continued to utilize the incidence pricing model, and the Incidence Pricing Agreement has been extended through December 31, 2011 on the same terms that were in effect for 2010 and 2009.
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
Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $15.9 million for Q3 2011 compared to $13.8 million for Q3 2010. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $44.0 million for YTD 2011 compared to $40.3 million for YTD 2010.
Gross Margin
Gross margin dollars decreased 6.0%, or $10.4 million, to $162.7 million in Q3 2011 compared to $173.1 million in Q3 2010. Gross margin as a percentage of net sales decreased to 40.1% for Q3 2011 from 43.8% for Q3 2010. Gross margin dollars decreased 2.1%, or $10.4 million, to $477.4 million in YTD 2011 compared to $487.8 in YTD 2010. Gross margin as a percentage of net sales decreased to 40.2% for YTD 2011 from 42.0% for YTD 2010.

The decrease in gross margin dollars for Q3 2011 compared to Q3 2010 was primarily the result of the following:

Q3 2011	Attributable to:
(In Millions)
$(14.4)	Increase in raw material costs such as plastic bottles and an increase in the percentage of purchased products which have higher per unit costs
(3.8)	Increase in cost due to the Company’s aluminum hedging program
2.9	.9% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit
2.8	7.9% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all products
2.1	Increase in marketing funding support received primarily from The Coca-Cola Company
0.6	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.3	4.9% increase in post-mix sales volume
(0.2)	Decrease in freight gross margin
(0.1)	Gain on the replacement of flood damaged production equipment in 2010
(0.6)	Other

$(10.4)	Total decrease in gross margin

The decrease in gross margin dollars for YTD 2011 compared to YTD 2010 was primarily the result of the following:

YTD 2011	Attributable to:
(In Millions)
$(32.8)	Increase in raw material costs such as plastic bottles and an increase in the percentage of purchased products which have higher per unit costs
17.4	1.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages (except energy products) and a change in product mix due to a higher percentage of still beverages sold which have a higher sales price per unit
7.9	7.2% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
3.7	Increase in marketing funding support received primarily from The Coca-Cola Company
(3.5)	.9% decrease in bottle/can volume primarily due to a volume decrease in sparkling beverages except energy products and partially offset by a volume increase in still beverages
1.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.1	5.5% increase in post-mix sales volume
1.0	Decrease in cost due to the Company’s aluminum hedging program
(0.9)	Gain on the replacement of flood damaged production equipment in 2010
0.8	Increase in freight gross margin
0.1	1.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in energy products
(6.5)	Other

$(10.4)	Total decrease in gross margin

The decrease in gross margin percentages was primarily due to higher costs of raw materials and partially offset by higher sales price per unit for bottle/can volume. Higher cost related to the Company’s aluminum hedging program also reduced Q3 2011 compared to Q3 2010 gross margin percentage.

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
S,D&A expenses decreased by $1.7 million, or 1.2%, to $137.8 million in Q3 2011 from $139.5 million in Q3 2010. S,D&A expenses as a percentage of net sales decreased from 35.3% in Q3 2010 to 33.9% in Q3 2011. S,D&A expenses decreased by $1.8 million to $404.9 million in YTD 2011 from $406.7 million in YTD 2010. S,D&A expenses as a percentage of net sales decreased from 35.1% in YTD 2010 to 34.1% in YTD 2011.
The decrease in S,D&A expenses for Q3 2011 compared to Q3 2010 was primarily due to the following:

Q3 2011	Attributable to:
(In Millions)
$(3.7)	Decrease in bonus expense, incentive expense and other performance pay initiatives
(1.5)	Decrease in professional fees primarily due to consulting project support in 2010
1.3	Increase in marketing expense primarily due to various marketing programs
1.1	Increase in employee salaries primarily due to normal salary increases
0.7	Increase in fuel costs
(0.7)	Decrease in employee benefit costs primarily due to decreased pension expense
(0.6)	Decrease in impairment of / loss on sale of property, plant and equipment
0.6	Increase in depreciation and amortization of property, plant and equipment primarily due to increased purchases of refurbished vending machines with shorter useful lives and capitalization of software projects
0.5	Increase in property and casualty insurance expense primarily due to increased claims
0.5	Increase in bad debt expense
0.1	Other

$(1.7)	Total decrease in S,D&A expenses

The decrease in S,D&A expenses for YTD 2011 compared to YTD 2010 was primarily due to the following:

YTD 2011	Attributable to:
(In Millions)
$(3.8)	Decrease in bonus expense, incentive expense and other performance pay initiatives
2.2	Increase in marketing expense primarily due to various marketing programs
1.9	Increase in employee salaries primarily due to normal salary increases
1.1	Increase in depreciation and amortization of property, plant and equipment primarily due to increased purchases of vending machines with shorter useful lives and capitalization of software projects
(1.1)	Decrease in impairment of / loss on sale of property, plant and equipment
(1.0)	Decrease in employee benefit costs primarily due to decreased pension expense
(0.8)	Decrease in property and casualty insurance expense
0.7	Increase in bad debt expense
(0.7)	Decrease in professional fees primarily due to consulting project support in 2010
0.6	Increase in fuel costs
(0.9)	Other

$(1.8)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $144.5 million and $140.3 million in YTD 2011 and YTD 2010, respectively.
The net impact of the Company’s fuel hedging program was to increase fuel costs by $.3 million and $1.5 million in YTD 2011 and YTD 2010, respectively.
The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $.7 million from $1.3 million in Q3 2010 to $.6 million in Q3 2011 and by $2.1 million from $3.9 million in YTD 2010 to $1.8 million in YTD 2011.
The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2010 and 2011. The Company maintains the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results. Based on the Company’s financial results, the Company decided to increase the matching contribution for the additional 2% for the entire year of 2010. The Company made these additional payments for each quarter in 2010 in the following quarter concluding with the fourth quarter 2010 payment being made in the first quarter of 2011. The 2% matching contributions have been accrued during YTD 2011. The total cost, including the estimate for the additional 2% matching contributions, for this benefit in YTD 2011 and YTD 2010 was $5.7 million and $6.0 million, respectively.
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

Interest Expense
Net interest expense increased 2.8% and 1.7% in Q3 2011 compared to Q3 2010 and YTD 2011 compared to YTD 2010, respectively. The increases were primarily due to the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% during YTD 2011 from 5.9% during YTD 2010. This increase is the result of the conversion of one of the Company’s capital leases from a floating rate to a fixed rate in late 2010, combined with the Company’s use of short-term borrowings in the first nine months of 2010 at low variable rates relative to the fixed rates on the Company’s Senior Debt. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.
Income Taxes
The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2011 and YTD 2010 was 35.5% and 34.6%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2011 and YTD 2010 was 37.7% and 37.0%, respectively.
In Q3 2010, the Company reduced its liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. In Q3 2011, the Company reduced its liability for uncertain tax positions by $.9 million. The net effect of the adjustment was a decrease to income tax expense. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. The Company’s effective tax rate for the remainder of 2011 is dependent upon the results of operations and may change if the results in 2011 are different from current expectations.
Noncontrolling Interest
The Company recorded net income attributable to the noncontrolling interest of $2.7 million in YTD 2011 compared to $3.5 million in YTD 2010 primarily related to the portion of Piedmont owned by The Coca-Cola Company.
Financial Condition
Total assets increased to $1.36 billion at October 2, 2011, from $1.31 billion at January 2, 2011 primarily due to increases in leased property under capital leases, net, cash and cash equivalents, accounts receivables and inventories. The increase in leased property under capital leases, net was primarily due to the Company entering into leases for two sales distribution centers in the first quarter of 2011.
Net working capital, defined as current assets less current liabilities, increased by $21.9 million to $109.9 million at October 2, 2011 from January 2, 2011 and increased by $9.5 million at October 2, 2011 from October 3, 2010.
Significant changes in net working capital from January 2, 2011 were as follows:
•	An increase in accounts receivable, trade of $12.4 million primarily due to normal seasonal increase in sales.
•	An increase in cash and cash equivalents of $22.7 million due to cash flows from operations.
•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $5.6 million and $12.2 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $9.5 million primarily due to normal seasonal increase in sales.
•	A decrease in accrued compensation of $7.1 million primarily due to the payment of bonuses in March 2011 and a lower bonus accrual in 2011.
•	An increase in other accrued liabilities of $12.1 million primarily due to the timing of payments and an increase in income tax payable.
•	A decrease in accounts payable, trade of $7.4 million due to timing of payments.
•	An increase in accrued interest payable of $7.2 million due to timing of interest payments on long-term debt.
Significant changes in net working capital from October 3, 2010 were as follows:
•	An increase in cash and cash equivalents of $38.1 million primarily due to funds from operations and the timing of payments.
•	A decrease in accounts receivable, other of $12.7 million primarily due to the receivable recorded for insured losses from the Nashville flood damage in 2010.
•	A decrease in accounts receivable from and a decrease in accounts payable to The Coca-Cola Company of $2.5 million and $6.2 million, respectively, primarily due to the timing of payments.
•	An increase in other accrued liabilities of $16.5 million due to timing of payments and an increase in income tax payable.
•	An increase in inventories of $11.7 million primarily due to increased inventory levels for finished goods.
•	A decrease in prepaid expenses and other current assets of $11.0 million primarily due to hedging activities.
Debt and capital lease obligations were $598.2 million as of October 2, 2011 compared to $582.3 million as of January 2, 2011 and $583.3 million as of October 3, 2010 with the increase primarily due to the two new capital leases entered into during the first quarter of 2011. Debt and capital lease obligations as of October 2, 2011 included $75.0 million of capital lease obligations related primarily to Company facilities.
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
As of October 2, 2011, the Company had all $200 million available under a new $200 million five-year unsecured revolving credit facility (“$200 million facility”) to meet its cash requirements. On September 21, 2011, the Company entered into the new $200 million facility. This replaced the existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007 scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio and funded indebtedness/cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company.
The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of October 2, 2011, $523.2 million of the Company’s total outstanding balance of debt and capital lease obligations of $598.2 million was financed through publicly offered debt. The Company had capital lease obligations of $75.0 million as of October 2, 2011. There were no amounts outstanding on either the new $200 million facility or on the Company’s uncommitted line of credit as of October 2, 2011.
Cash Sources and Uses
The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.
A summary of activity for YTD 2011 and YTD 2010 follows:

	First Nine Months
In Millions	2011	2010

Cash Sources

Cash provided by operating activities (excluding income tax and pension payments)	$96.5	$98.5
Proceeds from reduction of restricted cash	.5	1.0
Proceeds from the sale of property, plant and equipment	.6	1.4

Total cash sources	$97.6	$100.9

Cash Uses

Capital expenditures	$41.4	$40.6
Payment of debt and capital lease obligations	2.9	17.9
Debt issuance costs	.7	—
Dividends	6.9	6.9
Income tax payments	15.1	14.1
Pension payments	7.8	8.7
Other	.1	—

Total cash uses	$74.9	$88.2

Increase in cash	$22.7	$12.7

Note: The table above reflects the revision discussed in Note 1 of the consolidated financial statements.
Investing Activities
Additions to property, plant and equipment recorded on the consolidated balance sheet during YTD 2011 were $34.0 million of which $3.0 million were accrued in accounts payable, trade as unpaid. This compared to $31.7 million in total additions to property, plant and equipment recorded on the consolidated balance sheet during YTD 2010 of which $1.2 million were accrued in accounts payable, trade as unpaid including $.2 million related to the Nashville flood damage and $1.5 million which was a trade-in-allowance on manufacturing equipment. Capital expenditures during YTD 2011 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2011 will be in the range of $60 million to $70 million.

Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.
Financing Activities
On September 21, 2011, the Company entered into a new $200 million facility. This replaced the existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007 scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio and a funded indebtedness/cash flow ratio, each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On October 2, 2011, January 2, 2011 and October 3, 2010, the Company had no outstanding borrowings on either $200 million facility.
On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. The Company had no outstanding borrowings under the uncommitted line of credit on October 2, 2011, January 2, 2011 and October 3, 2010.
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
At October 2, 2011, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements
The Company is a member of two manufacturing cooperatives and has guaranteed $35.2 million of debt and related lease obligations for these entities as of October 2, 2011. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of October 2, 2011, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $75.2 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.
Aggregate Contractual Obligations
The following table summarizes the Company’s contractual obligations and commercial commitments as of October 2, 2011:

	Payments Due by Period
		Oct. 2011-	Oct. 2012-	Oct. 2014-	After
In Thousands	Total	Sept. 2012	Sept. 2014	Sept. 2016	Sept. 2016

Contractual obligations:
Total debt, net of interest	$523,179	$—	$150,000	$264,757	$108,422
Capital lease obligations, net of interest	75,018	4,373	10,538	12,610	47,497
Estimated interest on long-term debt and capital lease obligations (1)	155,628	33,868	52,327	39,543	29,890
Purchase obligations (2)	244,373	91,640	152,733	—	—
Other long-term liabilities (3)	117,157	10,759	18,207	12,854	75,337
Operating leases	26,943	3,811	5,942	5,025	12,165
Long-term contractual arrangements (4)	23,188	7,727	10,430	3,028	2,003
Postretirement obligations	56,284	4,064	5,981	6,560	39,679
Purchase orders (5)	38,687	38,687	—	—	—

Total contractual obligations	$1,260,457	$194,929	$406,158	$344,377	$314,993

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.
The Company has $4.4 million of uncertain tax positions including accrued interest as of October 2, 2011 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $2.1 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the

Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.
The Company is a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements. See Note 14 and Note 19 to the consolidated financial statements for additional information related to Southeastern.
As of October 2, 2011, the Company has $20.8 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.
The Company has made contributions to the Company-sponsored pension plans of $7.8 million in YTD 2011. Based on information currently available, the Company anticipates cash contributions during the remainder of 2011 will be approximately $1.6 million. Postretirement medical care payments are expected to be approximately $3 million in 2011. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.
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
Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.9 million during both YTD 2011 and YTD 2010.
The weighted average interest rate of the Company’s debt and capital lease obligations was 5.8% as of October 2, 2011, January 2, 2011 and October 3, 2010. None of the Company’s debt and capital lease obligations of $598.2 million as of October 2, 2011 was maintained on a floating rate basis or was subject to changes in short-term interest rates.
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
The net impact of the Company’s fuel hedging program was to increase fuel costs by $.3 million and $1.5 million in YTD 2011 and YTD 2010, respectively.
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
The net impact of the Company’s aluminum hedging program was to increase cost of sales by $1.6 million and $2.6 million in YTD 2011 and YTD 2010, respectively.

Cautionary Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:
•	the Company’s belief that the covenants on its $200 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	potential marketing funding support from The Coca-Cola Company and other beverage companies;

•	the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•	management’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	management’s belief that the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending;

•	the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions in 2011 to its two Company-sponsored pension plans will be approximately $9.5 million;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2011;

•	the Company’s expectation that additions to property, plant and equipment in 2011 will be in the range of $60 million to $70 million;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•	the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $26 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months as a result of tax audits, but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal; and

•	the Company’s expectations that raw material costs will rise significantly in 2011 and that gross margins will be lower throughout the remainder of 2011 compared to 2010 if these costs cannot be offset with price increases.
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
Debt and Derivative Financial Instruments
The Company is subject to interest rate risk on its fixed and floating rate debt. The Company may periodically use interest rate hedging products to modify risk from interest rate fluctuations. The counterparties on any interest rate hedging arrangements are major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of October 2, 2011. None of the Company’s debt and capital lease obligations of $598.2 million as of October 2, 2011 was subject to changes in short-term interest rates.
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
Item 4. Controls and Procedures.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2011.
There has been no change in the Company’s internal control over financial reporting during the quarter ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1	$200,000,000 Credit Agreement, dated as of September 21, 2011, by and among the Company, the banks named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Financial statement from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended October 2, 2011, filed on November 14, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)
Date: November 14, 2011	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and Senior Vice President, Shared Services and Chief Financial Officer

Date: November 14, 2011	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President of Operations Finance and Chief Accounting Officer