Form 10-K
period 2012-01-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2012-03-16
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

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

Market Value as of July 1, 2011
Common Stock, $1.00 Par Value	$313,566,448
Class B Common Stock, $1.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 1, 2012
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,066,522

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2012 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.	Business

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

As of January 1, 2012, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company. J. Frank Harrison, III, the Company’s Chairman of the Board and Chief Executive Officer, currently owns or controls approximately 85% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

Nonalcoholic beverage products can be broken down into two categories:

•	Sparkling beverages – beverages with carbonation, including energy drinks; and

•	Still beverages – beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

Sales of sparkling beverages were approximately 83%, 83% and 84% of total net sales for fiscal 2011 (“2011”), fiscal 2010 (“2010”) and fiscal 2009 (“2009”), respectively. Sales of still beverages were approximately 17%, 17% and 16% of total net sales for 2011, 2010 and 2009, respectively.

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

The Company holds agreements to produce, distribute and market Dr Pepper in some of its regions. The Company also distributes and markets various other products, including Monster Energy products and Sundrop, in one or more of the Company’s regions under agreements with the companies that hold and license the use of their trademarks for these beverages. In addition, the Company produces beverages for other Coca-Cola bottlers. In some instances, the Company distributes beverages without a written agreement.

The Company’s principal sparkling beverage is Coca-Cola. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can volume to retail customers. In total, products of The Coca-Cola Company accounted for approximately 88% of the Company’s bottle/can volume to retail customers during 2011, 2010 and 2009.

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

Over the last five and a half years, the Company has developed and begun to market and distribute certain products which it owns. These products include Country Breeze tea, Tum-E Yummies, a vitamin-C enhanced flavored drink, Bean & Body coffee beverage and Fuel in a Bottle power shots. The Company markets and sells these products nationally.

The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA, Inc. (“CCR”) and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. CCE began distributing Tum-E Yummies in the first quarter of 2010 and CCR is continuing to do so nationally. Certain other Coca-Cola franchise bottlers are also distributing the Tum-E Yummies product. References to “CCR” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company.

The following table sets forth some of the Company’s most important products, including both products that The Coca-Cola Company and other beverage companies have licensed to the Company and products that the Company owns.

The Coca-Cola Company
Sparkling Beverages (including Energy Products)	Still Beverages	Products Licensed by Other Beverage Companies	Company Owned Products
Coca-Cola	glacéau smartwater	Dr Pepper	Tum-E Yummies
Diet Coke	glacéau vitaminwater	Diet Dr Pepper	Country Breeze tea
Coca-Cola Zero	Dasani	Sundrop	Bean & Body
Sprite	Dasani Flavors	Monster Energy	Fuel in a Bottle
Fanta Flavors	POWERade	products
Sprite Zero	POWERade Zero
Mello Yello	Minute Maid Adult
Cherry Coke	Refreshments
Seagrams Ginger Ale	Minute Maid Juices
Cherry Coke Zero	To Go
Diet Coke Splenda®	Nestea
Fresca	Gold Peak tea
Pibb Xtra	FUZE
Barqs Root Beer	V8 juice products
TAB	from Campbell
Full Throttle
NOS®

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

Cola and Allied Beverage Agreements with The Coca-Cola Company.

The Company purchases concentrates from The Coca-Cola Company and produces, markets and distributes its principal sparkling beverage products within its territories under two basic forms of beverage agreements with The Coca-Cola Company: (i) beverage agreements that cover sparkling beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages” and “Cola Beverage Agreements”), and (ii) beverage agreements that cover other sparkling beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Cola and Allied Beverage Agreements”), although in some instances the Company distributes sparkling beverages without a written agreement. The Company is a party to Cola Beverage Agreements and Allied Beverage Agreements for various specified territories.

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

Company Obligations.    The Company is obligated to:

•

maintain such plant and equipment, staff and distribution and vending facilities that are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in its territories;

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

The Company entered into an agreement (the “Incidence Pricing Agreement”) with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price The Coca-Cola Company charges under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. The Incidence Pricing Agreement has been extended through December 31, 2013 under the same terms that were in effect for 2009 through 2011.

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

Exclusivity.    Unlike the Cola and Allied Beverage Agreements, which grant the Company exclusivity in the distribution of the covered beverages in its territory, the Still Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test-market the still beverage products in its territory, subject to the Company’s right of first refusal, and to sell the still beverages to commissaries for delivery to retail outlets in the territory where still beverages are consumed on-premises, such as restaurants. The Coca-Cola Company must pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Approved alternative route to market projects undertaken by the Company, The Coca-Cola Company, and other bottlers of Coca-Cola products would, in some instances, permit delivery of certain products of The Coca-Cola Company into the territories of almost all bottlers, in exchange for compensation in most circumstances, despite the terms of the beverage agreements making such territories exclusive. Also, under the Still Beverage Agreements, the Company may not sell other beverages in the same product category.

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

The territories covered by beverage agreements with other licensors are not always aligned with the territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these other agreements represented approximately 12% of the Company’s bottle/can volume to retail customers for 2011, 2010 and 2009.

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

The Company currently operates in seven principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina.    This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas. The region has a population of approximately 9 million. A production/distribution facility is located in Charlotte and 12 sales distribution facilities are located in the region.

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

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.6 million, $1.5 million and $1.2 million in 2011, 2010 and 2009, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished products through May 2014. Purchases from SAC by the Company for finished products were $134 million, $131 million and $131 million in 2011, 2010 and 2009, respectively, or 26.2 million cases, 26.1 million cases and 25.0 million cases of finished product, respectively.

Raw Materials

In addition to concentrates obtained from The Coca-Cola Company and other beverage companies for use in its beverage manufacturing, the Company also purchases sweetener, carbon dioxide, plastic bottles, cans, closures and other packaging materials as well as equipment for the production, distribution and marketing of nonalcoholic beverages.

The Company purchases substantially all of its plastic bottles (12-ounce, 16-ounce, 20-ounce, 24-ounce, half-liter, 1-liter, 1.25-liter, 2-liter and 300 ml sizes) from manufacturing plants owned and operated by Southeastern Container and Western Container, two entities owned by various Coca-Cola bottlers including the Company. The

Company currently obtains all of its aluminum cans (7.5-ounce, 12-ounce and 16-ounce sizes) from two domestic suppliers.

None of the materials or supplies used by the Company are currently in short supply, although the supply of specific materials (including plastic bottles, which are formulated using petroleum-based products) could be adversely affected by strikes, weather conditions, governmental controls or international or domestic geopolitical or other events affecting or threatening to affect the supply of petroleum.

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

The Company is exposed to price risk on commodities such as aluminum, corn, PET resin (a petroleum-based product) and fuel which affects the cost of raw materials used in the production of finished products. The Company both produces and procures these finished products. Examples of the raw materials affected are aluminum cans and plastic bottles used for packaging and high fructose corn syrup used as a product ingredient. Further, the Company is exposed to commodity price risk on oil which impacts the Company’s cost of fuel used in the movement and delivery of the Company’s products. The Company participates in commodity hedging and risk mitigation programs administered both by CCBSS and by the Company itself. In addition, there is no limit on the price The Coca-Cola Company and other beverage companies can charge for concentrate, although, under the Incidence Pricing Agreement, The Coca-Cola Company must give the Company at least 90 days written notice of a pricing change.

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2011, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% of the Company’s total bottle/can volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 9% of the Company’s total bottle/can volume to retail customers. Wal-Mart Stores, Inc. and Food Lion, LLC accounted for approximately 15% and 7% of the Company’s total net sales, respectively. The loss of either Wal-Mart Stores, Inc. or Food Lion, LLC as customers would have a material adverse effect on the Company. All of the Company’s beverage sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from The Coca-Cola Company in the last six years include Coca-Cola Zero, Dasani flavors, Full Throttle and Gold Peak tea products. In 2007, the Company began distribution of its own products, Country Breeze tea and Tum-E Yummies. In 2010, the Company began distribution of an additional Company-owned product, Bean & Body coffee beverages. In 2011, the Company began distribution of Fuel in a Bottle Energy Shot and Fuel in a Bottle Protein Shot. In addition, the Company also began distribution of NOS® products (energy drinks from FUZE, a subsidiary of The Coca-Cola Company), juice products from FUZE and V8 products from Campbell during 2007. In the fourth quarter of 2007, the Company began distribution of glacéau products, a wholly-owned subsidiary of The Coca-Cola Company that produces branded enhanced beverages including vitaminwater and smartwater. The Company entered into a distribution agreement in October 2008 with subsidiaries of Hansen Natural Corporation, the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under this agreement, the Company began distributing Monster Energy drinks in certain of the Company’s territories in November 2008. New packaging introductions include the 1.25-liter bottle in 2011, the 7.5-ounce sleek can during

2010, the 2-liter contour bottle for Coca-Cola products during 2009 and the 20-ounce “grip” bottle during 2007. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package in select convenience stores and introduced it companywide in 2009. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw material costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. For example, there may be as many as 22 different packages for Diet Coke within a single geographic area. Bottle/can volume to retail customers during 2011 was approximately 47% cans, 52% bottles and 1% other containers.

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

Seasonality

Sales of the Company’s products are seasonal with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. Sales volume can be impacted by weather conditions. See “Item 2. Properties” for information relating to utilization of the Company’s production facilities.

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 84% of the Company’s bottle/can volume to retail customers in 2011. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

As a manufacturer, distributor and seller of beverage products of The Coca-Cola Company and other soft drink manufacturers in exclusive territories, the Company is subject to antitrust laws of general applicability. However, pursuant to the United States Soft Drink Interbrand Competition Act, soft drink bottlers such as the

Company may have an exclusive right to manufacture, distribute and sell a soft drink product in a defined geographic territory if that soft drink product is in substantial and effective competition with other products of the same general class in the market. The Company believes such competition exists in each of the exclusive geographic territories in the United States in which the Company operates.

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

Soft drink and similar-type taxes have been in place in West Virginia and Tennessee for several years. Proposals have been introduced by members of Congress and certain state governments that would impose excise and other special taxes on certain beverages that the Company sells. The Company cannot predict whether any such legislation will be enacted.

Some states and localities have also proposed barring the use of food stamps by recipients in their jurisdictions to purchase some of the products the Company manufactures. The United States Department of Agriculture rejected such a proposal by a major American city as recently as 2011.

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At January 1, 2012, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

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

Employees

As of February 1, 2012, the Company had approximately 5,100 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, was approximately 6,100. Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 6% of the Company’s employees expired during 2011 and the Company entered into new agreements in 2011. One collective bargaining agreement covering approximately .4% of the Company’s employees will expire during 2012.

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

The Coca-Cola Company acquired the North American operations of Coca-Cola Enterprises Inc. in 2010, and the Company’s primary competitors were acquired at approximately the same time by their franchisor. These transactions may cause uncertainty within the Coca-Cola bottler system or adversely impact the Company and its business. At this time, it remains uncertain what the ultimate impact of these transactions will be on the Company’s business and financial results.

Changes in how significant customers market or promote the Company’s products could reduce revenue.

The Company’s revenue is affected by how significant customers market or promote the Company’s products. Revenue has been negatively impacted by less aggressive price promotion by some retailers in the future consumption channels over the past several years. If the Company’s significant customers change the manner in which they market or promote the Company’s products, the Company’s revenue and profitability could be adversely impacted.

Changes in the Company’s top customer relationships could impact revenues and profitability.

The Company is exposed to risks resulting from several large customers that account for a significant portion of its bottle/can volume and revenue. The Company’s two largest customers accounted for approximately 30% of the Company’s 2011 bottle/can volume to retail customers and approximately 22% of the Company’s total net sales. The loss of one or both of these customers could adversely affect the Company’s results of operations. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. The Company’s results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with these customers’ demands is significant. If receivables from one or more of these customers become uncollectible, the Company’s results of operations may be adversely impacted. One of these customers has announced store closings in the United States, but the Company has not determined if this could affect the Company’s results of operations.

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

Approximately 88% of the Company’s bottle/can volume to retail customers in 2011 consisted of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s bottle/can volume to retail customers in 2011 consisted of products of other beverage companies and the Company’s own products. The Company must satisfy various requirements under its beverage agreements. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products.

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

Raw material costs, including the costs for plastic bottles, aluminum cans and high fructose corn syrup, have been subject to significant price volatility and have increased in recent years at faster rates than the general rate of inflation. In addition, there are no limits on the prices The Coca-Cola Company and other beverage companies can charge for concentrate. If the Company cannot offset higher raw material costs with higher selling prices, increased sales volume or reductions in other costs, the Company’s profitability could be adversely affected.

The consolidation among suppliers of certain of the Company’s raw materials could have an adverse impact on the Company’s profitability.

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

The increasing reliance on purchased finished goods from external sources makes the Company subject to incremental risks that could have an adverse impact on the Company’s profitability.

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

The Company uses significant amounts of fuel in the distribution of its products. International or domestic geopolitical or other events could impact the supply and cost of fuel and could impact the timely delivery of the Company’s products to its customers. While the Company is working to reduce fuel consumption and manage the Company’s fuel costs, there can be no assurance that the Company will succeed in limiting the impact on the Company’s business or future cost increases. The Company may use derivative instruments to hedge some or all of the Company’s projected diesel fuel and unleaded gasoline purchases. These derivative instruments relate to fuel used in the Company’s delivery fleet and other vehicles. Continued upward pressure in these costs could reduce the profitability of the Company’s operations.

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

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”), was also signed into law. The PPACA and the Reconciliation Act, when taken together, represent comprehensive health care reform legislation that will likely affect the cost associated with providing employer-sponsored medical plans. The Company is continuing to assess the impact this legislation will have on the Company’s employer-sponsored medical plans. Additionally, the PPACA and the Reconciliation Act include provisions that reduce the tax benefits available to employers that receive Medicare Part D subsidies.

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

Cybersecurity risks - technology failures or cyberattacks on the Company’s systems could disrupt the Company’s operations and negatively impact the Company’s business.

The Company increasingly relies on information technology systems to process, transmit and store electronic information. For example, the Company’s production and distribution facilities, inventory management and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communication between personnel, customers and suppliers depends on information technology. Like most companies, the Company’s information technology systems may be vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company’s risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted.

Changes in interest rates could adversely affect the profitability of the Company.

None of the Company’s debt and capital lease obligations of $597.3 million as of January 1, 2012 were subject to changes in short-term interest rates. The Company’s $200 million revolving credit facility is subject to changes in short-term interest rates. On January 1, 2012, the Company had no outstanding borrowings on the $200 million revolving credit facility. If interest rates increase in the future, it could increase the Company’s borrowing cost and it could reduce the Company’s overall profitability. The Company’s pension and postretirement medical benefits costs are subject to changes in interest rates. A decline in interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and increase the overall liability.

The level of the Company’s debt could restrict the Company’s operating flexibility and limit the Company’s ability to incur additional debt to fund future needs.

As of January 1, 2012, the Company had $597.3 million of debt and capital lease obligations. The Company’s level of debt requires the Company to dedicate a substantial portion of the Company’s future cash flows from operations to the payment of principal and interest, thereby reducing the funds available to the Company for other purposes. The Company’s debt can negatively impact the Company’s operations by (1) limiting the Company’s ability and/or increasing the cost to obtain funding for working capital, capital expenditures and other general corporate purposes; (2) increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and (3) exposing the Company to a risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet the Company’s debt service requirements.

Recent volatility in the financial markets may negatively impact the Company’s ability to access the credit markets.

Capital and credit markets have become increasingly volatile as a result of adverse conditions that caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility, it is possible that the Company’s ability to access the credit markets may be limited by these factors at a time when the Company would like or need to do so. If the availability of funds is limited, the Company may incur increased costs associated with borrowing to meet the Company’s requirements. On September 21, 2011, the Company entered into a new $200 million five-year unsecured revolving credit agreement (“$200 million facility”). This replaced the existing $200 million five-year unsecured revolving credit agreement scheduled to mature in 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016. The Company repaid $176.7 million of debentures which matured in 2009. In 2009, the Company issued $110 million of new senior notes, borrowed from its previous $200 million facility and used cash flows generated by operations to fund the repayments. As of January 1, 2012, the Company had $200 million available on its $200 million facility. The limitation of availability of funds could have an impact on the Company’s ability to refinance maturing debt, including the $150 million Senior Notes due November 2012, and/or react to changing economic and business conditions.

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

In addition, excise or other taxes imposed on the sale of certain of the Company’s products by the federal government and certain state and local governments could cause consumers to shift away from purchasing products of the Company. If enacted, such taxes could materially affect the Company’s business and financial results, particularly if they were enacted in a form that incorporated them into the shelf prices for the Company’s products.

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

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, the United States Environmental Protection Agency (USEPA) began imposing GHG regulations on utilities, refineries and major manufacturers in 2011. Although the immediate effect was minor, as such regulations apply only to those that are planning to build large new facilities or materially modify existing ones, over the next decade the USEPA plan to extend the scope of the GHG regulations to cover virtually all sources of GHG’s. Those USEPA regulations or future laws enacted or regulations adopted that directly or indirectly affect the Company’s production, distribution, packaging, cost of raw materials, fuel, ingredients and water could all impact the Company’s business and financial results.

Issues surrounding labor relations could adversely impact the Company’s future profitability and/or its operating efficiency.

Approximately 7% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. Two collective bargaining agreements covering approximately 6% of the Company’s employees expired during 2011 and the Company entered into new agreements in 2011. One collective bargaining agreement covering approximately .4% of the Company’s employees will expire during 2012.

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

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 85% of the total voting power of the Company’s outstanding capital stock. In addition, three members of the Harrison family, including Mr. Harrison, III, serve on the Board of Directors of the Company. As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. Additionally, as a result of the Harrison family’s significant beneficial ownership of the Company’s outstanding voting stock, the Company has relied on the “controlled company” exemption from certain corporate governance requirements of The NASDAQ Stock Market LLC. This concentration of ownership may have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price. It also limits other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions that the Company’s other stockholders may not view as beneficial.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal properties of the Company include its corporate headquarters, four production/distribution facilities and 42 sales distribution centers. The Company owns two production/distribution facilities and 35 sales distribution centers, and leases its corporate headquarters, two production/distribution facilities and 7 sales distribution centers.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party. The lease has a fifteen-year term and expires in December 2021. Rental payments for these facilities were $3.9 million in 2011.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party pursuant to a lease with a ten-year term which expires in December 2020. Rental payments under this lease totaled $3.4 million in 2011.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through December 2014. Rental payments under this lease totaled $.5 million in 2011.

The Company leases a 278,000 square foot warehouse which serves as additional space for its Charlotte, North Carolina distribution center. The lease requires monthly payments through March 2012. Rental payments under this lease totaled $.9 million in 2011.

The Company leases a 220,000 square foot sales distribution center in Lavergne, Tennessee. This lease replaced an existing lease on a 130,000 square foot center in the first quarter of 2011. The new lease requires monthly payments through 2026, but does not require rental payments for the first eleven months of the lease. Rental payments under the previous lease were $.1 million for the first quarter of 2011.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The lease requires monthly payments through January 2017. Rental payments under this lease totaled $.4 million in 2011.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through July 2018. Rental payments under this lease totaled $.7 million in 2011.

The Company leases a 75,000 square foot warehouse which serves as additional space for the Company’s Roanoke, Virginia distribution center. The lease requires monthly payments through March 2019. Rental payments under this lease totaled $.3 million in 2011.

In the first quarter of 2011, the Company began leasing a 233,000 square foot sales distribution center in Clayton, North Carolina which replaced the Company’s former Raleigh, North Carolina sales distribution center. This lease requires monthly lease payments through April 2026. Rental payments under this lease totaled $.7 million in 2011.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production facilities is indicated below:

Production Facilities

Location	Percentage Utilization *
Charlotte, North Carolina	72%
Mobile, Alabama	54%
Nashville, Tennessee	64%
Roanoke, Virginia	65%

*	Estimated 2012 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of January 31, 2012 was as follows:

Sales Distribution Facilities

Region	Number of Facilities
North Carolina	12
South Carolina	6
South Alabama	4
South Georgia	4
Middle Tennessee	4
Western Virginia	4
West Virginia	8

Total	42

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 1,800 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 1,200 are route delivery trucks. In addition, the Company owns approximately 185,000 beverage dispensing and vending machines for the sale of the Company’s products in the Company’s bottling territories.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Company

The following is a list of names and ages of all the executive officers of the Company indicating all positions and offices with the Company held by each such person. All officers have served in their present capacities for the past five years except as otherwise stated.

J. FRANK HARRISON, III, age 57, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

WILLIAM B. ELMORE, age 56, is President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

HENRY W. FLINT, age 57, is Vice Chairman of the Board of Directors of the Company, a position he has held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

WILLIAM J. BILLIARD, age 45, is Vice President of Operations Finance and Chief Accounting Officer. He was named Vice President of Operations Finance on November 1, 2010 and was appointed Chief Accounting Officer on February 20, 2006. Previously, he was also Vice President and Corporate Controller of the Company and was first employed by the Company on February 20, 2006. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

ROBERT G. CHAMBLESS, age 46, is Senior Vice President of Sales and Marketing, a position he has held since August 2010. Previously, he was Senior Vice President, Sales, a position he held since June 2008. He held the position of Vice President — Franchise Sales from early 2003 to June 2008 and Region Sales Manager for our Southern Division between 2000 and 2003. He was Sales Manager in the Company’s Columbia, South Carolina branch between 1997 and 2000. He has served the Company in several other positions prior to this position and was first employed by the Company in 1986.

CLIFFORD M. DEAL, III, age 50, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 56, is President, BYB Brands, Inc, a wholly-owned subsidiary of the Company that distributes and markets Tum-E Yummies and other products developed by the Company, a position he has held since July 2006. Prior to that he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

JAMES E. HARRIS, age 49, is Senior Vice President, Shared Services and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from

December 1999 to January 2008. From 1998 to 1999 he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

DAVID L. HOPKINS, age 52, is Senior Vice President of Operations. He was named Senior Vice President of Operations in May 2011. Prior to that, he was Vice President of Logistics from 2003 to 2011 and Vice President of Operations from 1994 to 2003. He served as Vice President of Manufacturing from 1990 to 1994. His career with the Company began in 1988 as the Roanoke Plant Manager.

UMESH M. KASBEKAR, age 54, is Senior Vice President of Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

LAUREN C. STEELE, age 57, is Senior Vice President, Corporate Affairs, a position to which he was appointed in March 2012. Prior to that, he was Vice President of Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

MICHAEL A. STRONG, age 58, is Senior Vice President of Human Resources, a position to which he was appointed in March 2011. Previously, he was Vice President of Human Resources, a position to which he was appointed in December 2009. He was Region Sales Manager for the North Carolina West Region from December 2006 to November 2009. Prior to that, he served as Division Sales Manager and General Manager as well as other key sales related positions. He joined the Company in 1985 when the Company acquired Coca-Cola Bottling Company in Mobile, Alabama, where he began his career.

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

	Fiscal Year
	2011		2010
	High	Low	High	Low
First quarter	$67.38	$52.80	$61.00	$48.38
Second quarter	76.32	64.97	59.38	46.07
Third quarter	69.92	53.50	54.60	45.51
Fourth quarter	59.81	50.26	60.46	52.56

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2010 and 2011. Common Stock and Class B Common Stock have participated equally in dividends since 1994.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 1, 2012, was 2,953 and 10, respectively.

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

On March 6, 2012, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2011 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

The awards to Mr. Harrison, III were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 31, 2006 and ending January 1, 2012. The peer group, which is labeled “New Peer Group” in the legend below the line graph, is comprised of Dr Pepper Snapple Group, Inc., The Coca-Cola Company, Cott Corporation, National Beverage Corp., and PepsiCo, Inc. The Company used a peer group of companies that included a sixth company, Coca-Cola Enterprises Inc., in the line graph comparison of five year cumulative return included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011. The Coca-Cola Company acquired Coca-Cola Enterprises Inc. in October 2010, and the North American operations of that company are now included in a subsidiary of The Coca-Cola Company. The line labeled “Old

Peer Group” in the legend below the line graph includes the performance of Coca-Cola Enterprises Inc. through the date of its acquisition by The Coca-Cola Company as well as the performance of the five companies included in the “New Peer Group” for the entire five-year period.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on December 31, 2006 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Coca-Cola Bottling Co. Consolidated, the S&P 500 Index, Old Peer Group,

and New Peer Group

	12/31/06	12/30/07	12/28/08	1/3/10	1/2/11	1/1/12
CCBCC	$100	$88	$68	$84	$88	$94
S&P 500	$100	$105	$66	$84	$97	$99
Old Peer Group	$100	$129	$93	$118	$136	$146
New Peer Group	$100	$129	$94	$118	$137	$148

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended January 1, 2012. The data for the five years ended January 1, 2012 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Risk Factors” set forth in Item 1A.

SELECTED FINANCIAL DATA*

	Fiscal Year**
In thousands (except per share data)	2011	2010	2009	2008	2007
Summary of Operations
Net sales	$1,561,239	$1,514,599	$1,442,986	$1,463,615	$1,435,999

Cost of sales	931,996	873,783	822,992	848,409	814,865
Selling, delivery and administrative expenses	541,713	544,498	525,491	555,728	539,251

Total costs and expenses	1,473,709	1,418,281	1,348,483	1,404,137	1,354,116

Income from operations	87,530	96,318	94,503	59,478	81,883
Interest expense, net	35,979	35,127	37,379	39,601	47,641

Income before taxes	51,551	61,191	57,124	19,877	34,242
Income tax expense	19,528	21,649	16,581	8,394	12,383

Net income	32,023	39,542	40,543	11,483	21,859
Less: Net income attributable to noncontrolling interest	3,415	3,485	2,407	2,392	2,003

Net income attributable to Coca-Cola Bottling Co. Consolidated	$28,608	$36,057	$38,136	$9,091	$19,856

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.11	$3.93	$4.16	$.99	$2.18
Class B Common Stock	$3.11	$3.93	$4.16	$.99	$2.18
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.09	$3.91	$4.15	$.99	$2.17
Class B Common Stock	$3.08	$3.90	$4.13	$.99	$2.17
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding:
Common Stock	7,141	7,141	7,072	6,644	6,644
Class B Common Stock	2,063	2,040	2,092	2,500	2,480
Weighted average number of common shares outstanding — assuming dilution:
Common Stock	9,244	9,221	9,197	9,160	9,141
Class B Common Stock	2,103	2,080	2,125	2,516	2,497
Year-End Financial Position
Total assets	$1,361,170	$1,307,622	$1,283,077	$1,315,772	$1,291,799

Current portion of debt	120,000	—	—	176,693	7,400

Current portion of obligations under capital leases	4,574	3,866	3,846	2,781	2,602

Obligations under capital leases	69,480	55,395	59,261	74,833	77,613

Long-term debt	403,219	523,063	537,917	414,757	591,450

Total equity of Coca-Cola Bottling Co. Consolidated	131,301	127,895	116,291	76,309	120,504

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

**	All years presented are 52-week fiscal years except 2009 which was a 53-week year. The estimated net sales, gross margin and selling, delivery and administrative expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revision of Prior Period Financial Statements

During the second quarter of 2011, Coca-Cola Bottling Co. Consolidated (“the Company”) identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. The Company has revised prior period financial statements to correct this immaterial error. Refer to Note 1 Significant Accounting Policies — Revision of Prior Period Financial Statements for further details. This error affected the year-to-date Consolidated Statements of Cash Flows and Supplemental Disclosures of Cash Flow Information presented for each of the quarters of 2010, including the year-end consolidated financial statements for 2010, as well as the first quarter of 2011 and resulted in an understatement of net cash provided by operating activities and net cash used in investing activities for each of the impacted periods. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods. The discussion and analysis included herein is based on the financial results (and revised Consolidated Statements of Cash Flows) for the year ended January 2, 2011.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) of Coca-Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•	Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the three years ended 2011.

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

The fiscal years presented are the 52-week periods ended January 1, 2012 (“2011”) and January 2, 2011 (“2010”) and the 53-week period ended January 3, 2010 (“2009”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Noncontrolling interest primarily consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Piedmont is the Company’s only significant subsidiary that has a noncontrolling interest. Noncontrolling interest income of $3.4 million in 2011, $3.5 million in 2010 and $2.4 million in 2009 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $59.9 million and $56.5 million at

January 1, 2012 and January 2, 2011, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of $.2 million on uninsured cold drink equipment. This loss was offset by gains of $1.1 million for the excess of insurance proceeds received over the net book value of production equipment damaged as a result of the flood. In 2010, the Company received $7.1 million in insurance proceeds related to losses from the flood.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages, including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks. The Company had net sales of $1.6 billion in 2011.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 83% of the Company’s 2011 bottle/can net sales.

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

The Company’s net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In thousands	2011	2010	2009
Bottle/can sales:
Sparkling beverages (including energy products)	$1,052,164	$1,031,423	$1,006,356
Still beverages	219,628	213,570	202,079

Total bottle/can sales	1,271,792	1,244,993	1,208,435

Other sales:
Sales to other Coca-Cola bottlers	150,274	140,807	131,153
Post-mix and other	139,173	128,799	103,398

Total other sales	289,447	269,606	234,551

Total net sales	$1,561,239	$1,514,599	$1,442,986

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package in select convenience stores and introduced it companywide in 2009. New packaging introductions include the 1.25-liter bottle in 2011, 7.5-ounce sleek can in 2010 and the 2-liter contour bottle for Coca-Cola products during 2009.

The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze tea, Bean & Body coffee beverage and Fuel in a Bottle power shots. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusively licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $191.9 million, $187.2 million and $188.9 million in 2011, 2010 and 2009, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The comparability of operating results for 2011, 2010 and 2009 is affected by one additional selling week in 2009 due to the Company’s fiscal year ending on the Sunday closest to December 31. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

The following items also affect the comparability of the financial results presented below:

2011

•	a $6.7 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2011 aluminum hedging program;

•	a $.2 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 fuel hedging program; and

•	a $.9 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in 2011 due mainly to the lapse of applicable statute of limitations.

2010

•	a $3.8 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging program;

•	a $.9 million pre-tax favorable adjustment to cost of sales related to the gain on the replacement of flood damaged production equipment;

•	a $1.4 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 fuel hedging program;

•	a $3.7 million pre-tax unfavorable adjustment to S,D&A expenses related to the impairment/accelerated depreciation of property, plant and equipment;

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to the Medicare Part D subsidy; and

•	a $1.7 million credit to income tax expense related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statute of limitations.

2009

•	a $10.5 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 aluminum hedging programs;

•	a $3.6 million pre-tax favorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 and 2009 fuel hedging programs;

•	a $5.4 million credit to income tax expense related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statute of limitations; and

•	a $1.7 million credit to income tax expense related to an agreement with a tax authority to settle certain prior tax positions.

The following overview is a summary of key information concerning the Company’s financial results for 2011 compared to 2010 and 2009.

	Fiscal Year
In thousands (except per share data)	2011	2010	2009
Net sales	$1,561,239	$1,514,599	$1,442,986
Gross margin	629,243	640,816	619,994
S,D&A expenses	541,713	544,498	525,491
Income from operations	87,530	96,318	94,503
Interest expense, net	35,979	35,127	37,379
Income before taxes	51,551	61,191	57,124
Income tax expense	19,528	21,649	16,581
Net income	32,023	39,542	40,543
Net income attributable to the Company	28,608	36,057	38,136

	Fiscal Year
In thousands (except per share data)	2011	2010	2009
Basic net income per share:
Common Stock	$3.11	$3.93	$4.16
Class B Common Stock	$3.11	$3.93	$4.16
Diluted net income per share:
Common Stock	$3.09	$3.91	$4.15
Class B Common Stock	$3.08	$3.90	$4.13

The Company’s net sales grew 8.2% from 2009 to 2011. The net sales increase was primarily due to an increase in bottle/can volume and a $22.2 million increase in sales of the Company’s own brand portfolio. The increase in sales of the Company’s own brand portfolio was primarily due to the distribution by CCR of the Company’s Tum-E Yummies products beginning in the first quarter of 2010. Overall bottle/can volume increased by 4.7% including a 1.9% increase in sparkling beverages and a 22.7% increase in still beverages.

Gross margin dollars increased 1.5% from 2009 to 2011. The Company’s gross margin as a percentage of net sales decreased from 43.0% in 2009 to 40.3% in 2011. The decrease in gross margin percentage was primarily due to increases in raw material costs and the aluminum hedging program partially offset by an increase in bottle/can sales prices.

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the cost of the underlying commodities related to these inputs will continue to face upward pressure and gross margins on all categories of products will be lower throughout 2012 compared to 2011 due to the impact of these rising commodity costs unless they can be offset by price increases.

S,D&A expenses increased 3.1% from 2009 to 2011. The increase in S,D&A expenses was primarily the result of increases in employee salaries (normal salary increases); bonus, incentive and other performance pay initiatives; marketing expenses; fuel expense; professional fees and payments to employees participating in the Company auto allowance program (implemented in phases beginning in the second quarter of 2009). The increases in S,D&A expenses were offset by decreases in bad debt expense, property and casualty insurance expense and employee benefits costs primarily due to decreased pension expense. Depreciation and amortization expenses were basically flat from 2009 to 2011 with the decrease due to the auto allowance program offset by increases primarily due to increased purchases of refurbished vending machines with shorter useful lives, amortization from software projects and two additional capital leases entered into during the first quarter of 2011.

Net interest expense decreased 3.7% in 2011 compared to 2009. The decrease was primarily due to lower borrowing levels. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% during 2011 from 5.8% during 2009. This increase is the result of the conversion of one of the Company’s capital leases from a floating rate to a fixed rate in late 2010, combined with the Company’s use of short-term borrowings in 2009 at low variable rates relative to the fixed rates on the Company’s Senior Debt.

Income tax expense increased 17.8% from 2009 to 2011. The increase was primarily due to a lower reduction in the liability for uncertain tax positions. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, was 37.9% for 2011 compared to 29.0% for 2009. The effective tax rates differ from statutory rates as a result of adjustments to the liability for uncertain tax positions, adjustments to the deferred tax asset valuation allowance and permanent items. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes less net income attributable to noncontrolling interest, was 40.6% for 2011 compared to 30.3% for 2009.

Net debt and capital lease obligations at fiscal year ends were as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011	Jan. 3, 2010
Debt	$523,219	$523,063	$537,917
Capital lease obligations	74,054	59,261	63,107

Total debt and capital lease obligations	597,273	582,324	601,024
Less: Cash, cash equivalents and restricted cash	93,758	49,372	22,270

Total net debt and capital lease obligations(1)	$503,515	$532,952	$578,754

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in evaluating the Company’s capital structure and financial leverage.

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

The Company did not make changes in any critical accounting policies during 2011. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

During 2011, the Company performed a review of property, plant and equipment and determined there was no impairment to be recorded.

During 2010, the Company performed a review of property, plant and equipment. As a result of this review, $.9 million was recorded to impairment expense for five Company-owned sales distribution centers held-for-sale. The Company also recorded accelerated depreciation of $.5 million for certain other property, plant and equipment which was replaced in the first quarter of 2011. During 2010, the Company also determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities and recorded impairment and accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Sumter, South Carolina property.

Franchise Rights

The Company considers franchise rights with The Coca-Cola Company and other beverage companies to be indefinite lived because the agreements are perpetual or, when not perpetual, the Company anticipates the agreements will continue to be renewed upon expiration. The cost of renewals is minimal, and the Company has not had any renewals denied. The Company considers franchise rights as indefinite lived intangible assets and, therefore, does not amortize the value of such assets. Instead, franchise rights are tested at least annually for impairment.

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

For the annual impairment analysis of franchise rights, the Company utilizes the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is starting new, owning only franchise rights, and makes investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is then compared to the carrying value on an aggregated basis. After completing these analyses, there was no impairment of the Company’s recorded franchise rights in 2011, 2010 or 2009. In addition to the discount rate, the estimated fair value includes a number of assumptions such as cost of investment to build a comparable operation, projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the cash flows attributable to franchise rights could materially impact the fair value estimate.

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

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill will be considered not to be impaired and the second step of the GAAP impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2011, 2010 or 2009. The Company does not believe that the reporting unit is at risk of impairment in the future. The discounted cash flow analysis includes a number of assumptions such as weighted average cost of capital, projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimates.

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined that there has not been an interim impairment trigger since the first day of the fourth quarter of 2011 annual test date.

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

In addition to a valuation allowance related to net operating loss carryforwards, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of the statute of limitations and/or settlements with individual state or federal jurisdictions may result in material adjustments to these estimates in the future. The Company recorded net favorable adjustments to its liability for uncertain tax positions in 2011, 2010 and 2009 primarily as a result of the expiration of the statute of limitations.

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

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 1, 2012, these letters of credit totaled $20.8 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009. This was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. The requirement to maintain restricted cash for these letters of credit has been eliminated in the first quarter of 2012.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering certain full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans was 5.18% in 2011 and 5.50% in 2010. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the nonunion plan effective June 30, 2006. Annual pension costs were $2.9 million expense in 2011, $5.7 million expense in 2010, and $11.2 million expense in 2009. The decrease in pension plan expense in 2011 compared to 2010 is primarily due to change in mortality assumption offset by a change in amortization period for future benefits. The decrease in pension plan expense in 2010 compared to 2009 is primarily due to investment returns in 2009 that exceeded the expected rate of return.

Annual pension expense is estimated to be approximately $3.5 million in 2012.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In thousands	.25% Increase	.25% Decrease
Increase (decrease) in:
Projected benefit obligation at January 1, 2012	$(9,502)	$10,084
Net periodic pension cost in 2011	(220)	220

The weighted average expected long-term rate of return of plan assets was 7% for 2011 and 8% for 2010 and 2009. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at January 1, 2012 and January 2, 2011, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets were gains of 0.9% for 2011, 12.10% for 2010 and 24.5% for 2009.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 5.25% in 2010 and 4.94% in 2011. The discount rate for 2010 was derived using the Citigroup Pension Discount Curve which is a set of yields on hypothetical double-A zero-coupon bonds with maturities up to 30 years. The discount rate for 2011 was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Citigroup Pension Discount Curve for 2010 and to the Aon/Hewitt AA above median yield curve for 2011 and an equivalent flat discount rate was derived. The Company believes that the Aon/Hewitt AA above median yield curve provides a better estimate of the Company’s liabilities relative to assets that would be purchased to settle such liabilities.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	.25% Increase	.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at January 1, 2012	$(1,777)	$1,863
Service cost and interest cost in 2011	(15)	17

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at January 1, 2012	$7,671	$(6,880)
Service cost and interest cost in 2011	481	(477)

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

Recently Issued Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that a new statement of comprehensive income will be presented in future consolidated financial statements instead of the current reporting of comprehensive income in the consolidated statement of stockholders’ equity.

In September 2011, the FASB issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

Results of Operations

2011 Compared to 2010

A summary of the Company’s financial results for 2011 and 2010 follows:

	Fiscal Year
In thousands (except per share data)	2011		2010		Change	% Change
Net sales	$1,561,239		$1,514,599		$46,640	3.1
Gross margin	629,243	(1)	640,816	(4)(5)	(11,573)	(1.8)
S,D&A expenses	541,713	(2)	544,498	(6)(7)	(2,785)	(0.5)
Interest expense, net	35,979		35,127		852	2.4
Income before taxes	51,551		61,191		(9,640)	(15.8)
Income tax expense	19,528	(3)	21,649	(8)	(2,121)	(9.8)
Net income	32,023	(1)(2)(3)	39,542	(4)(5)(6)(7)(8)	(7,519)	(19.0)
Net income attributable to noncontrolling interest	3,415		3,485		(70)	(2.0)
Net income attributable to Coca-Cola Bottling Co. Consolidated	28,608	(1)(2)(3)	36,057	(4)(5)(6)(7)(8)	(7,449)	(20.7)
Basic net income per share:
Common Stock	$3.11		$3.93		$(.82)	(20.9)
Class B Common Stock	$3.11		$3.93		$(.82)	(20.9)
Diluted net income per share:
Common Stock	$3.09		$3.91		$(.82)	(21.0)
Class B Common Stock	$3.08		$3.90		$(.82)	(21.0)

(1)	Results in 2011 included an unfavorable mark-to-market adjustment of $6.7 million (pre-tax), or $4.0 million after tax, related to the Company’s aluminum hedging program, which was reflected as an increase in cost of sales.

(2)	Results in 2011 included an unfavorable mark-to market adjustment of $0.2 million (pre-tax), or $0.1 million after tax, related to the Company’s fuel hedging program, which was reflected as an increase in S,D&A expenses.

(3)	Results in 2011 included a credit of $0.9 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the lapse of applicable statute of limitations, which was reflected as a reduction to the income tax provision.

(4)	Results in 2010 included an unfavorable mark-to-market adjustment of $3.8 million (pre-tax), or $2.3 million after tax, related to the Company’s aluminum hedging program, which was reflected as an increase in cost of sales.

(5)	Results in 2010 included a credit of $.9 million (pre-tax), or $.6 million after tax, related to the gain on the replacement of flood damaged equipment, which was reflected as a reduction in cost of sales.

(6)	Results in 2010 included an unfavorable mark-to-market adjustment of $1.4 million (pre-tax), or $0.9 million after tax, related to the Company’s fuel hedging program, which was reflected as an increase in S,D&A expenses.

(7)	Results in 2010 included a debit of $3.7 million (pre-tax), or $2.2 million after tax, related to the impairment/accelerated depreciation of property, plant and equipment, which was reflected as an increase in S,D&A expenses.

(8)	Results in 2010 included a credit of $1.7 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the lapse of applicable statute of limitations, which was reflected as a reduction to the income tax provision and a debit of $.5 million related to the impact of the change in the tax law eliminating the tax deduction for Medicare Part D subsidy, which was reflected as an increase to the income tax provision.

Net Sales

Net sales increased $46.6 million, or 3.1%, to $1.56 billion in 2011 compared to $1.51 billion in 2010.

This increase was principally attributable to the following:

Amount	Attributable to:
(In millions)
$23.1	1.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages (except energy products) and a change in product mix due to a higher percentage of still beverages sold, which have a higher sales price per unit partially offset by a decrease in sales price per unit of still beverages
6.6	4.6% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
7.9	Increase in freight revenue
3.7	.3% increase in bottle/can volume primarily due to a volume increase in still beverages partially offset by a volume decrease in sparkling beverages except energy products
3.7	5.0% increase in post-mix sales volume
3.4	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.7	2.2% increase in post-mix sales price per unit
(1.2)	.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
(2.3)	Other

$46.6	Total increase in net sales

In 2011, the Company’s bottle/can sales to retail customers accounted for 81.5% of total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

The increase in sales price per unit of sparkling beverages and the volume decrease in sparkling beverages in 2011 were primarily the result of an event that occurred in 2010 which was not repeated in 2011. During all of the second quarter of 2010, the Company’s largest customer, Wal-Mart Stores, Inc., had a promotion on 24-pack 12-ounce cans which increased overall 12-ounce sparkling can sales volume and overall bottle/can volume in 2010 while lowering sparkling sales price per unit as 24-pack 12-ounce cans have a lower sales price per unit than other sparkling beverages.

Product category sales volume in 2011 and 2010 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume % Increase (Decrease)
Product Category	2011	2010
Sparkling beverages (including energy products)	84.1%	85.0%	(0.7)
Still beverages	15.9%	15.0%	6.1

Total bottle/can volume	100.0%	100.0%	0.3

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2011, approximately 69% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% of the Company’s total bottle/can volume and approximately 15% of the Company’s total net sales during 2011. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 9% of the Company’s total bottle/can volume and approximately 7% of the Company’s total net sales during 2011. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $7.1 million in 2011 and $7.5 million in 2010. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 6.7%, or $58.2 million, to $932.0 million in 2011 compared to $873.8 million in 2010.

This increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In millions)
$45.3	Increases in raw material costs such as plastic bottles
7.4	Increase in freight cost of sales
(3.9)	Increase in marketing funding support received primarily from The Coca-Cola Company
2.5	5.0% increase in post-mix sales volume
2.1	.3% increase in bottle/can volume primarily due to a volume increase in still beverages that was partially offset by a decrease in sparkling beverages (except energy products)
1.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(1.1)	.9% decrease in sales volume to other Coca-Cola bottlers primarily due to decreases in sparkling beverages
0.9	Gain on the replacement of flood damaged production equipment in 2010
(0.4)	Decrease in cost due to the Company’s aluminum hedging program
4.1	Other

$58.2	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the cost of the underlying commodities related to these inputs will continue to face upward pressure and gross margins on all categories of products will be lower throughout 2012 compared to 2011 due to the impact of these rising commodity costs unless they can be offset by price increases.

The Company entered into an agreement (the “Incidence Pricing Agreement”) in 2008 with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. The Incidence Pricing Agreement has been extended through December 31, 2013.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to the Company’s customers for marketing programs, was $57.5 million in 2011 compared to $53.6 million in 2010.

The Company’s production facility located in Nashville, Tennessee was damaged by a flood in May 2010. The Company recorded a gain of $.9 million from the replacement of production equipment damaged by the flood. The gain was based on replacement value insurance coverage that exceeded the net book value of the damaged production equipment.

Gross	Margin

Gross margin dollars decreased 1.8%, or $11.6 million, to $629.2 million in 2011 compared to $640.8 million in 2010. Gross margin as a percentage of net sales decreased to 40.3% in 2011 from 42.3% in 2010.

This decrease in gross margin was principally attributable to the following:

Amount	Attributable to:
(In millions)
$(45.3)	Increases in raw material costs such as plastic bottles
23.1	1.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages (except energy products) and a change in product mix due to a higher percentage of still beverages sold, which have a higher sales price per unit partially offset by a decrease in sales price per unit of still beverages
6.6	4.6% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
3.9	Increase in marketing funding support received primarily from The Coca-Cola Company
2.1	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.7	2.2% increase in post-mix sales price per unit
1.6	.3% increase in bottle/can volume primarily due to a volume increase in still beverages partially offset by a decrease in sparkling beverages except energy products
1.2	5.0% increase in post-mix sales volume
(0.9)	Gain on the replacement of flood damaged production equipment in 2010
0.5	Increase in freight gross margin
0.4	Decrease in cost due to the Company’s aluminum hedging program
(0.1)	.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
(6.4)	Other

$(11.6)	Total decrease in gross margin

The decrease in gross margin percentage was primarily due to higher costs of raw materials that were partially offset by higher bottle/can sales prices per unit.

The Company’s gross margins may not be comparable to other peer companies, since some of them include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

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

S,D&A expenses decreased by $2.8 million, or ..5%, to $541.7 million in 2011 from $544.5 million in 2010. S,D&A expenses as a percentage of sales decreased to 34.7% in 2011 from 35.9% in 2010.

This decrease in S,D&A expenses was principally attributable to the following:

Amount	Attributable to:
(In millions)
$(3.7)	Decrease in impairment/accelerated depreciation of property, plant and equipment ($3.7 million in 2010)
(2.5)	Decrease in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
2.3	Increase in marketing expense primarily due to various marketing programs
(2.2)	Decrease in property and casualty insurance expense primarily due to a decrease in auto and workers’ compensation claims
1.9	Increase in employee salaries primarily due to normal salary increases
1.8	Increase in depreciation and amortization of property, plant and equipment primarily due to increased purchases of refurbished vending machines with shorter useful lives, increased amortization from software projects and two additional capital leases entered into the first quarter of 2011
0.7	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations
(0.6)	Decrease in loss on sale of property, plant and equipment
(0.5)	Decrease in professional fees primarily due to consulting project support in 2010
0.5	Increase in bad debt expense
0.2	Increase in employee benefit costs primarily due to increased medical insurance (active and retiree) offset by decreased pension expense
(0.7)	Other

$(2.8)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $191.9 million and $187.2 million in 2011 and 2010, respectively.

The net impact of the Company’s fuel hedging program was to increase fuel costs by $.6 million and $1.7 million in 2011 and 2010, respectively.

During 2010, the Company performed a review of property, plant and equipment. As a result of this review, $.9 million was recorded to impairment expense for five Company-owned sales distribution centers held-for-sale. The Company also recorded accelerated depreciation of $.5 million for certain other property, plant and equipment which was replaced in the first quarter of 2011. During 2010, the Company also determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities and recorded impairment and accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Sumter, South Carolina property.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $2.4 million from $4.9 million in 2010 to $2.5 million in 2011.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not covered by a collective bargaining agreement. The Company matched the first 3% of participants’ contributions for 2010 and 2011. The Company maintained the option to increase the Company’s matching contributions by up to an additional 2%, for a total of 5%, based on the Company’s financial results. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2010. The Company made these additional contribution payments for each quarter in 2010 in the following quarter concluding with the fourth quarter of 2010 payment being made in the first quarter of 2011. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2011. The 2% matching contributions have been accrued during 2011. The Company made the additional contribution payment for 2011 in the first quarter of 2012. The total cost, including the 2% matching contributions, for this benefit was $7.5 million and $7.6 million in 2011 and 2010, respectively. During the first quarter of 2012, the Company decided to change the Company’s matching from fixed to discretionary and no longer match the first 3% of the participant’s contributions. The Company maintains the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results in the future.

Interest	Expense

Net interest expense increased 2.4%, or $.9 million in 2011 compared to 2010. The increase was primarily due to the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% during 2011 from 5.9% during 2010. This increase is the result of the conversion of one of the Company’s capital leases from a floating rate to a fixed rate in late 2010, combined with the Company’s use of short-term borrowings in 2010 at low variable rates relative to the fixed rates on the Company’s Senior Debt. See the “Liquidity and Capital Resources — Hedging Activities — Interest Rate Hedging” section of M,D&A for additional information.

Income	Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2011 and 2010 was 37.9% and 35.4%, respectively. The increase in the effective tax rate for 2011 resulted primarily from a comparatively lower reduction in the liability for uncertain tax positions and an increase to the valuation allowance in 2011 as compared to 2010. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to noncontrolling interest, for 2011 and 2010 was 40.6% and 37.5%, respectively.

In the third quarter of 2010, the Company reduced its liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense of approximately $1.7 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. In the third quarter of 2011, the Company reduced its liability for uncertain tax positions by $.9 million. The net effect of the adjustment was a decrease to income tax expense. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. See Note 14 to the consolidated financial statements for additional information.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.4 million in 2011 compared to $3.5 million in 2010 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

2010 Compared to 2009

The comparability of operating results for 2010 to the operating results for 2009 is affected by one additional selling week in 2009 due to the Company’s fiscal year ending on the Sunday closest to December 31. The estimated net sales, gross margin and S,D&A expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

A summary of the Company’s financial results for 2010 and 2009 follows:

	Fiscal Year
In thousands (except per share data)	2010		2009		Change	% Change
Net sales	$1,514,599		$1,442,986		$71,613	5.0
Gross margin	640,816	(1)(2)	619,994	(6)	20,822	3.4
S,D&A expenses	544,498	(3)(4)	525,491	(7)	19,007	3.6
Interest expense, net	35,127		37,379		(2,252)	(6.0)
Income before taxes	61,191		57,124		4,067	7.1
Income tax expense	21,649	(5)	16,581	(8)	5,068	30.6
Net income	39,542	(1)(2)(3)(4)(5)	40,543	(6)(7)(8)	(1,001)	(2.5)
Net income attributable to noncontrolling interest	3,485		2,407		1,078	44.8
Net income attributable to Coca-Cola Bottling Co. Consolidated	36,057	(1)(2)(3)(4)(5)	38,136	(6)(7)(8)	(2,079)	(5.5)
Basic net income per share:
Common Stock	$3.93		$4.16		$(.23)	(5.5)
Class B Common Stock	$3.93		$4.16		$(.23)	(5.5)
Diluted net income per share:
Common Stock	$3.91		$4.15		$(.24)	(5.8)
Class B Common Stock	$3.90		$4.13		$(.23)	(5.6)

(1)	Results in 2010 included an unfavorable mark-to-market adjustment of $3.8 million (pre-tax), or $2.3 million after tax, related to the Company’s aluminum hedging program, which was reflected as an increase in cost of sales.

(2)	Results in 2010 included a credit of $.9 million (pre-tax), or $.6 million after tax, related to the gain on the replacement of flood damaged equipment, which was reflected as a reduction in cost of sales.

(3)	Results in 2010 included an unfavorable mark-to-market adjustment of $1.4 million (pre-tax), or $0.9 million after tax, related to the Company’s fuel hedging program, which was reflected as an increase in S,D&A expenses.

(4)	Results in 2010 included a debit of $3.7 million (pre-tax), or $2.2 million after tax, related to the impairment/accelerated depreciation of property, plant and equipment, which was reflected as an increase in S,D&A expenses.

(5)	Results in 2010 included a credit of $1.7 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the lapse of applicable statute of limitations, which was reflected as a reduction to the income tax provision and a debit of $.5 million related to the impact of the change in the tax law eliminating the tax deduction for Medicare Part D subsidy, which was reflected as an increase to the income tax provision.

(6)	Results in 2009 included a favorable mark-to-market adjustment of $10.5 million (pre-tax), or $6.4 million after tax, related to the Company’s aluminum hedging program, which was reflected as a reduction in cost of sales.

(7)	Results in 2009 included a favorable mark-to-market adjustment of $3.6 million (pre-tax), or $2.2 million after tax, related to the Company’s fuel hedging program, which was reflected as a reduction in S,D&A expenses.

(8)	Results in 2009 included a credit of $1.7 million related to the Company’s agreement with a tax authority to settle certain prior tax positions, which was reflected as a reduction to the income tax provision and a credit of $5.4 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the lapse of applicable statute of limitations, which was reflected as a reduction to the income tax provision.

Net Sales

Net sales increased $71.6 million, or 5.0%, to $1.51 billion in 2010 compared to $1.44 billion in 2009.

This increase in net sales was principally attributable to the following:

Amount	Attributable to:
(In millions)
$52.8	4.4% increase in bottle/can volume primarily due to a volume increase in all beverages
18.8	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(16.2)	1.3% decrease in bottle/can sales price per unit primarily due to lower per unit prices in all product categories except diet sparkling beverages
6.1	4.5% increase in sales price per unit for sales to other Coca-Cola bottlers
3.6	2.7% increase in sales volume to other Coca-Cola bottlers primarily due to an increase in still beverages
1.8	Increase in fees to facilitate distribution of certain brands
1.3	1.8% increase in sales price per unit for post-mix sales
3.4	Other

$71.6	Total increase in net sales

The immediate consumption business sales volume increased by 4.7% driven by the Company’s 16/24 ounce convenience store strategy and the Company’s focus on on-premise accounts. Future consumption business sales volume increased by 4.2% primarily due to volume increases in the food stores.

In 2010, the Company’s bottle/can sales to retail customers accounted for 82% of total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. The decrease in the Company’s bottle/can net price per unit in 2010 compared to 2009 was primarily due to sales price decreases in all product categories, except diet sparkling beverages.

The decrease in sales price per unit of sparkling beverages and the volume increase in sparkling beverages in 2010 were also the result of an event that occurred in 2010 which did not occur in 2009. During all of the second quarter of 2010, the Company’s largest customer, Wal-Mart Stores, Inc., had a promotion on 24-pack 12-ounce cans which increased overall 12-ounce sparkling cans sales volume and overall bottle/can volume in 2010 while lowering sparkling sales price per unit as 24-pack 12-ounce cans have a lower sales price per unit than other sparkling beverages.

Product category sales volume in 2010 and 2009 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume % Increase
Product Category	2010	2009
Sparkling beverages (including energy products)	85.0%	86.5%	2.6
Still beverages	15.0%	13.5%	15.7

Total bottle/can volume	100.0%	100.0%	4.4

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2010, approximately 69% of the Company’s bottle/can volume was sold for future consumption. The remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 24% of the Company’s total bottle/can volume and approximately 17% of the Company’s total net sales during 2010. The Company’s second largest customer, Food

Lion, LLC, accounted for approximately 10% of the Company’s total bottle/can volume and approximately 7% of the Company’s total net sales during 2010. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $7.5 million in 2010 and $7.8 million in 2009. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales increased 6.2%, or $50.8 million, to $873.8 million in 2010 compared to $823.0 million in 2009.

This increase in cost of sales was principally attributable to the following:

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

The Company entered into the Incidence Pricing Agreement with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. For 2009 and 2010, the Company continued to utilize the incidence pricing model.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to the Company’s customers for marketing programs, was $53.6 million in 2010 compared to $54.6 million in 2009.

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

This increase in gross margin was principally attributable to the following:

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

S,D&A Expenses

S,D&A expenses increased by $19.0 million, or 3.6%, to $544.5 million in 2010 from $525.5 million in 2009. S,D&A expenses as a percentage of sales decreased to 35.9% in 2010 from 36.4% in 2009.

This increase in S,D&A expenses was principally attributable to the following:

Amount	Attributable to:
(In millions)
$7.2	Payments to employees participating in Company auto allowance program (implemented in phases beginning in the second quarter of 2009)
5.3	Increase in employee salaries including bonus and incentive expense
4.9	Increase in fuel costs primarily due to mark-to-market adjustment on fuel hedging ($3.6 million gain in 2009 as compared to $1.4 million loss in 2010)
(3.9)	Decrease in employee benefit costs primarily due to decreased pension expense
3.7	Impairment/accelerated depreciation of property, plant and equipment
(3.5)	Decrease in property and casualty insurance expense
2.7	Increase in professional fees primarily due to consulting project support
(2.6)	Decrease in bad debt expense due to improvement in customer trade receivable portfolio performance
2.1	Increase in marketing expense
(2.0)	Decrease in depreciation expense primarily due to new auto allowance program
5.1	Other

$19.0	Total increase in S,D&A expenses

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

During 2010, the Company performed a review of property, plant and equipment. As a result of this review, $.9 million was recorded to impairment expense for five Company-owned sales distribution centers held-for-sale. The Company also recorded accelerated depreciation of $.5 million for certain other property, plant and equipment which was replaced in the first quarter of 2011. During 2010, the Company also determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities and recorded impairment and accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Sumter, South Carolina property.

Primarily due to the performance of the Company’s pension plan investments during 2009, the Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $4.8 million from $9.7 million in 2009 to $4.9 million in 2010.

The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009. The Company maintained the option to match participants’ 401(k) Savings Plan contributions based on the financial results for 2009. The Company subsequently decided to match the first 5% of eligible participants’ contributions (consistent with the first quarter of 2009 matching contribution percentage) for the entire year of 2009. The Company matched the first 3% of participants’ contribution for 2010. The Company maintained the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s eligible employees based on the financial results for 2010. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2010. The Company made these additional contribution payments for each quarter in 2010 in the following quarter concluding with the fourth quarter of 2010 payment being made in the first quarter of 2011. The Company accrued $.7 million in the fourth quarter for the payment in the first quarter of 2011. The total expense for this benefit was $7.6 million and $7.7 million in 2010 and 2009, respectively.

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

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2010 and 2009 was 35.4% and 29.0%, respectively. The increase in the effective tax rate for 2010 resulted primarily from a lower reduction in the liability for uncertain tax positions in 2010 as compared to 2009 and the elimination of the tax deduction associated with Medicare Part D subsidy as required by the Patient Protection and Affordable Care Act enacted on March 23, 2010 and the Health Care and Education Reconciliation Act of 2010 enacted on March 30, 2010. During 2010, the Company recorded tax expense totaling $.5 million related to changes made to the tax deductibility of Medicare Part D subsidies. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to noncontrolling interest, for 2010 and 2009 was 37.5% and 30.3%, respectively.

In the first quarter of 2009, the Company reached an agreement with a tax authority to settle prior tax positions for which the Company had previously provided reserves due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense of approximately $1.7 million. In the third quarter of 2009, the Company reduced its liability for uncertain tax positions by $5.4 million. The net effect of the adjustment was a decrease to income tax expense of approximately $5.4 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. In the third quarter of 2010, the Company reduced its liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease to income tax expense of approximately $1.7 million. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations. See Note 14 to the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.5 million in 2010 compared to $2.4 million in 2009 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.36 billion at January 1, 2012 from $1.31 billion at January 2, 2011 primarily due to increases in leased property under capital leases, net, cash and cash equivalents and accounts receivables. The increase in leased property under capital leases, net was primarily due to the Company entering into leases for two sales distribution centers in the first quarter of 2011.

Net working capital, defined as current assets less current liabilities, decreased by $78.7 million to $9.3 million at January 1, 2012 from $88.0 million at January 2, 2011.

Significant changes in net working capital from January 2, 2011 to January 1, 2012 were as follows:

•	An increase in cash and cash equivalents of $44.9 million primarily due to funds generated from operations.

•	An increase in accounts receivable, trade of $8.7 million primarily due to increased sales for the month of December 2011 compared to the month of December 2010.

•	A decrease in prepaid expenses and other current assets of $3.7 million primarily due to transactions related to the Company’s hedging programs.

•

A decrease in accounts receivable from The Coca-Cola Company and an increase in accounts payable to The Coca-Cola Company of $3.6 million and $9.1 million, respectively, primarily due to the timing of payments.

•

An increase in current portion of long-term debt of $120.0 million due to the reclassification of current maturities on long-term debt of $120 million from long-term debt. This is the portion of the $150.0 million of Senior Notes due November 2012 which is expected to be paid from available cash plus amounts to be borrowed from the uncommitted line of credit. The remaining $30.0 million of Senior Notes due 2012 is expected to be paid from amounts to be borrowed on the new $200 million five-year unsecured revolving credit facility discussed below.

Debt and capital lease obligations were $597.3 million as of January 1, 2012 compared to $582.3 million as of January 2, 2011. Debt and capital lease obligations as of January 1, 2012 and January 2, 2011 included $74.1 million and $59.2 million, respectively, of capital lease obligations related primarily to Company facilities.

Contributions to the Company’s pension plans were $9.5 million in both 2011 and 2010. The Company anticipates that contributions to the principal Company-sponsored pension plan in 2012 will be in the range of $18 million to $21 million.

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

As of January 1, 2012, the Company had all $200 million available under a new $200 million five-year unsecured revolving credit facility (“$200 million facility”) to meet its cash requirements. On September 21, 2011, the Company entered into the new $200 million facility replacing the Company’s existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007, scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company.

The Company has $150 million of Senior Notes which mature in November 2012. The Company expects to use a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay the notes when due. The Company has classified $30 million of these Senior Notes due November 2012 as long-term representing the portion the Company expects to be paid using the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank.

The Company had debt maturities of $119.3 million in May 2009 and $57.4 million in July 2009. On May 1, 2009, the Company used the net proceeds from $110 million of 7% Senior Notes due 2019 that the Company issued in April 2009 plus cash on hand to repay the debt maturity of $119.3 million. The Company used cash flow generated from operations and $55.0 million in borrowings under its previous revolving credit facility to repay the $57.4 million debt maturity on July 1, 2009.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of January 1, 2012, $523.2 million of the Company’s total outstanding balance of debt and capital lease obligations of $597.3 million was financed through publicly offered debt. The Company had capital lease obligations of $74.1 million as of January 1, 2012. There were no amounts outstanding on the $200 million facility or the Company’s uncommitted line of credit as of January 1, 2012.

Cash Sources and Uses

The primary sources of cash for the Company has been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of cash activity for 2011 and 2010 follows:

	Fiscal Year
In millions	2011	2010
Cash sources
Cash provided by operating activities (excluding income tax and pension payments)	$139.6	$127.6
Proceeds from insurance for flood damage	—	7.1
Proceeds from the reduction of restricted cash	.5	1.0
Proceeds from the sale of property, plant and equipment	1.8	1.8

Total cash sources	$141.9	$137.5

Cash uses
Capital expenditures	$53.2	$57.8
Payment on $200 million facility	—	15.0
Debt issuance costs	.7	—
Pension payments	9.5	9.5
Payment of capital lease obligations	3.8	3.8
Income tax payments	20.4	14.1
Dividends	9.2	9.2
Other	.2	—

Total cash uses	$97.0	$109.4

Increase in cash	$44.9	$28.1

Note: The table above reflects the revisions discussed in Note 1 of the consolidated financial statements.

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $15 million and $20 million in 2012.

Investing Activities

Additions to property, plant and equipment during 2011 were $49.0 million of which $6.2 million were accrued in accounts payable, trade as unpaid. This amount compared to $58.1 million in additions to property, plant and equipment during 2010 of which $10.4 million were accrued in accounts payable, trade as unpaid and $1.5 million was a trade allowance on manufacturing equipment. Capital expenditures during 2011 were funded with cash flows from operations. The Company anticipates that additions to property, plant and equipment in 2012 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of January 1, 2012, the Company had all $200 million available under a new $200 million five-year unsecured revolving credit facility (“$200 million facility”) to meet its short-term borrowing requirements. On September 21, 2011, the Company entered into the new $200 million facility replacing the Company’s existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007 scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company. On January 1, 2012, the Company had no outstanding borrowings on the $200 million facility. On January 2, 2011, the Company had no outstanding borrowings under the previous $200 million facility.

The Company has $150 million of Senior Notes which mature in November 2012. The Company expects to use a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay the notes when due. The Company has classified $30 million of these Senior Notes due November 2012 as long-term representing the portion the Company expects to be paid using the $200 million facility.

On July 1, 2009 the Company borrowed $55 million under the previous $200 million facility and used the proceeds, along with $2.4 million of cash on hand, to repay at maturity the Company’s $57.4 million outstanding 7.2% Debentures due 2009. In April 2009, the Company issued $110 million of 7% Senior Notes due 2019 and used the net proceeds plus cash on hand on May 1, 2009 to repay at maturity the Company’s $119.3 million outstanding 6.375% Debentures due 2009.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On both January 1, 2012 and January 2, 2011, the Company had no amount outstanding under the uncommitted line of credit.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into seven capital leases.

At January 1, 2012, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $38.3 million of their debt and related lease obligations as of January 1, 2012. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. As of January 1, 2012, the Company’s maximum exposure, if both of these cooperatives borrowed up to their aggregate borrowing capacity, would have been $71.2 million including the Company’s equity interest. See Note 13 and Note 18 of the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of January 1, 2012:

	Payments Due by Period
In thousands	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Contractual obligations:
Total debt, net of interest	$523,219	$150,000	$—	$264,757	$108,462
Capital lease obligations, net of interest	74,054	4,574	10,775	12,894	45,811
Estimated interest on debt and capital lease obligations(1)	147,208	32,808	51,237	35,948	27,215
Purchase obligations(2)	230,961	95,570	135,391	—	—
Other long-term liabilities(3)	120,285	11,200	18,638	12,464	77,983
Operating leases	29,566	4,930	7,792	5,245	11,599
Long-term contractual arrangements(4)	22,202	7,741	9,845	2,820	1,796
Postretirement obligations	64,696	3,027	6,413	7,376	47,880
Purchase orders(5)	33,617	33,617	—	—	—

Total contractual obligations	$1,245,808	$343,467	$240,091	$341,504	$320,746

(1)	Includes interest payments based on contractual terms.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $4.7 million of uncertain tax positions including accrued interest, as of January 1, 2012 (excluded from other long-term liabilities in the table above because the Company is uncertain if or when such amounts will be recognized) of which $2.3 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information.

The Company is a member of Southeastern Container, a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements. See Note 13 and Note 18 to the consolidated financial statements for additional information related to Southeastern.

As of January 1, 2012, the Company had $20.8 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $9.5 million to its two Company-sponsored pension plans in 2011. Based on information currently available, the Company estimates it will be required to make cash contributions in 2012 in the range of $18 million to $21 million to those two plans. Postretirement medical care payments are expected to be approximately $3 million in 2012. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

Interest expense was reduced by $1.2 million, $1.2 million and $2.1 million due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements during 2011, 2010 and 2009, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2012 through 2015 as follows: $1.1 million, $.5 million, $.6 million and $.1 million, respectively.

As of January 1, 2012 and January 2, 2011, the Company had a weighted average interest rate of 5.9% and 5.8%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.0% in 2011 from 5.9% in 2010. None of the Company’s debt and capital lease obligations of $597.3 million as of January 1, 2012 was maintained on a floating rate basis or was subject to changes in short-term interest rates.

Fuel Hedging

The Company used derivative instruments to hedge substantially all of the projected diesel fuel and unleaded gasoline used in the Company’s delivery fleet and other vehicles for the second, third and fourth quarter of 2011. The Company used derivative instruments to hedge essentially all of the Company’s projected diesel fuel purchases for 2010 and 2009. The Company paid a fee for these instruments which was amortized over the corresponding period of the instrument. The Company accounted for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

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

In February 2009, the Company entered into derivative instruments to hedge essentially all of its projected diesel fuel purchases for 2010 establishing an upper limit to the Company’s price of diesel fuel.

In February 2011, the Company entered into derivative instruments to hedge all of its projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011 establishing an upper limit on the Company’s price of diesel fuel and unleaded gasoline.

The net impact of the fuel hedges was to increase fuel costs by $.6 million in 2011, increase fuel costs by $1.7 million in 2010 and decrease fuel costs by $2.4 million in 2009.

There were no outstanding fuel derivative agreements as of January 1, 2012.

Aluminum Hedging

At the end of the first quarter of 2009, the Company entered into derivative instruments to hedge approximately 75% of the Company’s projected 2010 aluminum purchase requirements. The Company paid a fee for these instruments which was amortized over the corresponding period of the instruments. The Company accounted for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements.

The net impact of the Company’s aluminum hedging program was to increase the cost of sales by $2.3 million in 2011, increase cost of sales by $2.6 million in 2010 and decrease cost of sales by $10.8 million in 2009.

There were no outstanding aluminum derivative agreements as of January 1, 2012.

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

•

the Company’s expectations to pay the $150 million of Senior Notes which mature in November 2012 with available cash on hand, borrowings on the uncommitted line of credit and borrowing under the $200 million facility;

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

•	the Company’s belief that it may market and sell nationally certain products it has developed and owns;

•	the Company’s belief that cash requirements for income taxes will be in the range of $15 million to $20 million in 2012;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $3.5 million in 2012;

•	the Company’s belief that cash contributions in 2012 to its two Company-sponsored pension plans will be in the range of $18 million to $21 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $3 million in 2012;

•	the Company’s belief that the Aon/Hewitt AA above median yield curve provides a better discount rate to determine the pension and postretirement benefit obligations;

•	the Company’s expectation that additions to property, plant and equipment in 2012 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s intention to renew substantially all the Allied Beverage Agreements and Still Beverage Agreements as they expire;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s expectations that raw materials will rise significantly in 2012;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry; and

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of January 1, 2012. None of the Company’s debt and capital lease obligations of $597.3 million as of January 1, 2012 were subject to changes in short-term interest rates.

Raw Material and Commodity Prices

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $24 million assuming no change in volume.

The Company entered into derivative instruments to hedge essentially all of the Company’s projected diesel fuel purchases for 2009 and 2010. In February 2011, the Company entered into derivative instruments to hedge all of the Company’s projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments relate to diesel fuel and unleaded gasoline used in the Company’s delivery fleet and other vehicles. The Company paid a fee for these instruments which was amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income reflected as an adjustment of fuel costs.

At the end of the first quarter of 2009, the Company entered into derivative instruments to hedge approximately 75% of its projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements. The Company paid a fee for these instruments which was amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

There were no outstanding derivative agreements as of January 1, 2012.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 3.0% in 2011 compared to 1.5% in 2010 and 2.7% in 2009. Inflation in the prices of those commodities important to our business is reflected in changes in the consumer price index, but commodity prices are volatile and have in recent years increased at a faster rate than the rate of inflation as measured by the consumer price index.

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs, both of goods sold and selling, general and administrative costs. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover those increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
In thousands (except per share data)	2011	2010	2009
Net sales	$1,561,239	$1,514,599	$1,442,986
Cost of sales	931,996	873,783	822,992

Gross margin	629,243	640,816	619,994
Selling, delivery and administrative expenses	541,713	544,498	525,491

Income from operations	87,530	96,318	94,503
Interest expense, net	35,979	35,127	37,379

Income before taxes	51,551	61,191	57,124
Income tax expense	19,528	21,649	16,581

Net income	32,023	39,542	40,543
Less: Net income attributable to noncontrolling interest	3,415	3,485	2,407

Net income attributable to Coca-Cola Bottling Co. Consolidated	$28,608	$36,057	$38,136

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.11	$3.93	$4.16

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,072

Class B Common Stock	$3.11	$3.93	$4.16

Weighted average number of Class B Common Stock shares outstanding	2,063	2,040	2,092
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$3.09	$3.91	$4.15

Weighted average number of Common Stock shares outstanding — assuming dilution	9,244	9,221	9,197

Class B Common Stock	$3.08	$3.90	$4.13

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,103	2,080	2,125

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

In thousands (except share data)	Jan. 1, 2012	Jan. 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$90,758	$45,872
Restricted cash	3,000	3,500
Accounts receivable, trade, less allowance for doubtful accounts of $1,521 and $1,300, respectively	105,515	96,787
Accounts receivable from The Coca-Cola Company	8,439	12,081
Accounts receivable, other	15,874	15,829
Inventories	66,158	64,870
Prepaid expenses and other current assets	22,069	25,760

Total current assets	311,813	264,699

Property, plant and equipment, net	312,789	322,143
Leased property under capital leases, net	59,804	46,856
Other assets	49,604	46,332
Franchise rights	520,672	520,672
Goodwill	102,049	102,049
Other identifiable intangible assets, net	4,439	4,871

Total assets	$1,361,170	$1,307,622

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Jan. 1, 2012	Jan. 2, 2011
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$120,000	$—
Current portion of obligations under capital leases	4,574	3,866
Accounts payable, trade	42,203	41,878
Accounts payable to The Coca-Cola Company	34,150	25,058
Other accrued liabilities	66,922	69,471
Accrued compensation	29,218	30,944
Accrued interest payable	5,448	5,523

Total current liabilities	302,515	176,740

Deferred income taxes	142,260	143,962
Pension and postretirement benefit obligations	138,156	114,163
Other liabilities	114,302	109,882
Obligations under capital leases	69,480	55,395
Long-term debt	403,219	523,063

Total liabilities	1,169,932	1,123,205

Commitments and Contingencies (Note 13)

Equity:
Convertible Preferred Stock, $100.00 par value: Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value: Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value: Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value: Authorized-30,000,000 shares; Issued-10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: Authorized-10,000,000 shares; Issued-2,694,636 and 2,672,316 shares, respectively	2,693	2,671
Class C Common Stock, $1.00 par value: Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	106,201	104,835
Retained earnings	154,277	134,872
Accumulated other comprehensive loss	(80,820)	(63,433)

	192,555	189,149

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	131,301	127,895
Noncontrolling interest	59,937	56,522

Total equity	191,238	184,417

Total liabilities and equity	$1,361,170	$1,307,622

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
In thousands	2011	2010	2009
Cash Flows from Operating Activities
Net income	$32,023	$39,542	$40,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	61,686	58,672	60,455
Amortization of intangibles	432	489	560
Deferred income taxes	7,888	(4,906)	7,633
Loss on sale of property, plant and equipment	547	1,195	1,271
Impairment/accelerated depreciation of property, plant and equipment	—	3,665	353
Net gain on property, plant and equipment damaged in flood	—	(892)	—
Amortization of debt costs	2,330	2,330	2,303
Stock compensation expense	2,342	2,223	2,161
Amortization of deferred gains related to terminated interest rate agreements	(1,221)	(1,211)	(2,071)
Insurance proceeds received for flood damage	—	5,682	—
(Increase) decrease in current assets less current liabilities	5,529	1,920	(27,412)
Increase in other noncurrent assets	(4,563)	(1,726)	(13,700)
Increase in other noncurrent liabilities	2,652	2,788	7,409
Other	5	(15)	(2)

Total adjustments	77,627	70,214	38,960

Net cash provided by operating activities	109,650	109,756	79,503

Cash Flows from Investing Activities
Additions to property, plant and equipment	(53,156)	(57,798)	(43,339)
Proceeds from the sale of property, plant and equipment	1,772	1,795	8,282
Insurance proceeds received for property, plant and equipment damaged in flood	—	1,418	—
Investment in subsidiary net of assets acquired	—	(32)	—
Change in restricted cash	500	1,000	(4,500)

Net cash used in investing activities	(50,884)	(53,617)	(39,557)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	—	108,160
Borrowing (repayment) under revolving credit facility	—	(15,000)	15,000
Payment of current portion of long-term debt	—	—	(176,693)
Cash dividends paid	(9,203)	(9,180)	(9,162)
Excess tax (benefit) expense from stock-based compensation	61	77	(98)
Principal payments on capital lease obligations	(3,839)	(3,846)	(3,263)
Payments for the termination of interest rate lock agreements	—	—	(340)
Debt issuance costs paid	(716)	—	(1,042)
Other	(183)	(88)	(145)

Net cash used in financing activities	(13,880)	(28,037)	(67,583)

Net increase (decrease) in cash	44,886	28,102	(27,637)

Cash at beginning of year	45,872	17,770	45,407

Cash at end of year	$90,758	$45,872	$17,770

Significant non-cash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$1,327	$1,316	$1,130
Capital lease obligations incurred	18,632	—	660

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands (except share data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Dec. 28, 2008	$9,706	$3,127	$103,582	$79,021	$(57,873)	$(61,254)	$76,309	$50,397	$126,706

Comprehensive income:
Net income				38,136			38,136	2,407	40,543
Ownership share of Southeastern OCI					(49)		(49)		(49)
Foreign currency translation adjustments, net of tax					(1)		(1)		(1)
Pension and postretirement benefit adjustments, net of tax					11,156		11,156		11,156

Total comprehensive income							49,242	2,407	51,649
Cash dividends paid
Common ($1 per share)				(7,017)			(7,017)		(7,017)
Class B Common ($1 per share)				(2,145)			(2,145)		(2,145)
Issuance of 20,000 shares of Class B Common Stock		20	(20)				—		—
Stock compensation adjustment			(98)				(98)		(98)
Conversion of Class B Common Stock into Common Stock	498	(498)					—		—

Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095

Comprehensive income:
Net income				36,057			36,057	3,485	39,542
Ownership share of Southeastern OCI					49		49		49
Foreign currency translation adjustments, net of tax					(9)		(9)		(9)
Pension and postretirement benefit adjustments, net of tax					(16,706)		(16,706)		(16,706)

Total comprehensive income							19,391	3,485	22,876
Acquisition of noncontrolling interest								233	233
Cash dividends paid
Common ($1 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1 per share)				(2,039)			(2,039)		(2,039)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316
Stock compensation adjustment			77				77		77

Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$134,872	$(63,433)	$(61,254)	$127,895	$56,522	$184,417

Comprehensive income:
Net income				28,608			28,608	3,415	32,023
Foreign currency translation adjustments, net of tax					2		2		2
Pension and postretirement benefit adjustments, net of tax					(17,389)		(17,389)		(17,389)

Total comprehensive income							11,221	3,415	14,636
Cash dividends paid
Common ($1 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1 per share)				(2,062)			(2,062)		(2,062)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327
Stock compensation adjustment			61				61		61

Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$154,277	$(80,820)	$(61,254)	$131,301	$59,937	$191,238

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

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The fiscal years presented are the 52-week periods ended January 1, 2012 (“2011”) and January 2, 2011 (“2010”) and the 53-week period ended January 3, 2010 (“2009”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant noncontrolling interest. Noncontrolling interest income of $3.4 million in 2011, $3.5 million in 2010 and $2.4 million in 2009 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $59.9 million and $56.5 million at January 1, 2012 and January 2, 2011, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Certain prior year amounts have been reclassified to conform to current classifications.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter Ended April 3, 2011			Year Ended January 2, 2011
(In thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash Flows from Operating Activities
(Increase) decrease in current assets less current liabilities	$(23,356)	$10,433	$(12,923)	$(9,709)	$11,629	$1,920
Total adjustments	(9,549)	10,433	884	58,585	11,629	70,214
Net cash provided by (used in) operating activities	(3,080)	10,433	7,353	98,127	11,629	109,756

Cash Flows from Investing Activities
Additions to property, plant and equipment	(9,069)	(10,433)	(19,502)	(46,169)	(11,629)	(57,798)
Net cash used in investing activities	(9,047)	(10,433)	(19,480)	(41,988)	(11,629)	(53,617)

	First 9 Months Ended Oct. 3, 2010			First Half Ended July 4, 2010
(In thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash Flows from Operating Activities
Increase in current assets less current liabilities	$(22,043)	$11,629	$(10,414)	$(30,623)	$11,629	$(18,994)
Total adjustments	28,374	11,629	40,003	(6,259)	11,629	5,370
Net cash provided by operating activities	64,124	11,629	75,753	12,280	11,629	23,909

Cash Flows from Investing Activities
Additions to property, plant and equipment	(29,011)	(11,629)	(40,640)	(16,496)	(11,629)	(28,125)
Net cash used in investing activities	(26,638)	(11,629)	(38,267)	(14,184)	(11,629)	(25,813)

	First Quarter Ended Apr. 4, 2010
(In thousands)	As Previously Reported	Adjustment	As Revised
Cash Flows from Operating Activities
Increase in current assets less current liabilities	$(19,321)	$11,629	$(7,692)
Total adjustments	583	11,629	12,212
Net cash provided by operating activities	5,718	11,629	17,347

Cash Flows from Investing Activities
Additions to property, plant and equipment	(7,977)	(11,629)	(19,606)
Net cash used in investing activities	(6,915)	(11,629)	(18,544)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $7.0 million, $6.5 million and $6.7 million in 2011, 2010 and 2009, respectively.

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

For the annual impairment analysis of franchise rights, the Company utilizes the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is starting new, owning only franchise rights, and makes investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is then compared to the carrying value on an aggregated basis.

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

Pension and Postretirement Benefit Plans

The Company has a noncontributory pension plan covering certain nonunion employees and one noncontributory pension plan covering certain union employees. Costs of the plans are charged to current operations and consist of several components of net periodic pension cost based on various actuarial assumptions regarding future experience of the plans. In addition, certain other union employees are covered by plans provided by their respective union organizations and the Company expenses amounts as paid in accordance with union agreements. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service.

COCA-COLA BOTTLING CO. CONSOLIDATED

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

Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $53.0 million, $51.8 million and $53.0 million in 2011, 2010 and 2009, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Aluminum Hedges

The Company may use derivative instruments to hedge some or all of the Company’s projected aluminum purchases. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense related to sales centers, delivery vehicles and cold drink equipment, point-of-sale expenses, advertising expenses, cold drink equipment repair costs, amortization of intangibles and administrative support labor and operating costs such as treasury, legal, information services, accounting, internal control services, human resources and executive management costs.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $191.9 million, $187.2 million and $188.9 million in 2011, 2010 and 2009, respectively.

The Company recorded delivery fees in net sales of $7.1 million, $7.5 million and $7.8 million in 2011, 2010 and 2009, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

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

Each annual 40,000 unit tranche has an independent performance requirement, as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Compensation Committee of the Board of Directors. As a result, each 40,000 unit tranche is considered to have its own service inception date, grant-date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, III to participate in dividends or voting rights until each installment has vested and the shares are issued. If requested by Mr. Harrison, III, a portion of the Units will be settled in cash to meet the maximum statutory tax withholding requirements. The Company recognizes compensation expense over the requisite service period (one fiscal year) based on the Company’s stock price at the end of each accounting period, unless the achievement of the performance requirement for the fiscal year is considered unlikely.

See Note 16 to the consolidated financial statements for additional information on Mr. Harrison, III’s stock compensation program.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Noncontrolling interest as of January 1, 2012, January 2, 2011 and January 3, 2010 primarily represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Inventories

Inventories were summarized as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011
Finished products	$33,394	$36,484
Manufacturing materials	14,061	10,619
Plastic shells, plastic pallets and other inventories	18,703	17,767

Total inventories	$66,158	$64,870

4.    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011	Estimated Useful Lives
Land	$12,537	$12,965
Buildings	118,603	119,471	10-50 years
Machinery and equipment	138,268	136,821	5-20 years
Transportation equipment	153,252	147,960	4-17 years
Furniture and fixtures	41,170	37,120	4-10 years
Cold drink dispensing equipment	312,221	312,176	5-15 years
Leasehold and land improvements	74,500	69,996	5-20 years
Software for internal use	70,648	70,891	3-10 years
Construction in progress	3,796	8,733

Total property, plant and equipment, at cost	924,995	916,133
Less: Accumulated depreciation and amortization	612,206	593,990

Property, plant and equipment, net	$312,789	$322,143

Depreciation and amortization expense was $61.7 million, $58.7 million and $60.5 million in 2011, 2010 and 2009, respectively. These amounts included amortization expense for leased property under capital leases.

During 2011, the Company performed a review of property, plant and equipment and determined there was no impairment to be recorded.

During 2010, the Company performed a review of property, plant and equipment. As a result of this review, $.9 million was recorded to impairment expense for five Company-owned sales distribution centers held-for-sale. The Company also recorded accelerated depreciation of $.5 million for certain other property, plant and equipment which was replaced in the first quarter of 2011. During 2010, the Company also determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities and recorded impairment and accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Sumter, South Carolina property.

The Company changed the estimate of the useful lives of certain cold drink dispensing equipment from thirteen to fifteen years in the first quarter of 2009 to better reflect actual useful lives. The change in the estimate of the useful lives reduced depreciation expense by $4.4 million in 2009.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011	Estimated Useful Lives
Leased property under capital leases	$95,509	$76,877	3-20 years
Less: Accumulated amortization	35,705	30,021

Leased property under capital leases, net	$59,804	$46,856

As of January 1, 2012, real estate represented $59.6 million of the leased property under capital leases and $40.9 million of this real estate is leased from related parties as described in Note 18 to the consolidated financial statements.

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

The Company’s outstanding lease obligations for these capital leases were $74.1 million and $59.2 million as of January 1, 2012 and January 2, 2011.

6.    Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011
Franchise rights	$520,672	$520,672
Goodwill	102,049	102,049

Total franchise rights and goodwill	$622,721	$622,721

The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2011, 2010 and 2009 and determined there was no impairment of the carrying value of these assets. There has been no impairment of franchise rights or goodwill since acquisition.

There was no activity for franchise rights or goodwill in 2011 or 2010.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011	Estimated Useful Lives
Other identifiable intangible assets	$8,557	$8,675	1-20 years
Less: Accumulated amortization	4,118	3,804

Other identifiable intangible assets, net	$4,439	$4,871

Other identifiable intangible assets primarily represent customer relationships and distribution rights. Amortization expense related to other identifiable intangible assets was $.4 million, $.5 million and $.6 million in 2011, 2010 and 2009, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of January 1, 2012 will be $.4 million, $.3 million, $.3 million, $.3 million, and $.3 million for 2012 through 2016, respectively.

8.     Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011
Accrued marketing costs	$16,743	$15,894
Accrued insurance costs	18,880	18,005
Accrued taxes (other than income taxes)	1,636	2,023
Employee benefit plan accruals	12,348	9,790
Accrued income taxes	—	4,839
Checks and transfers yet to be presented for payment from zero balance cash accounts	8,608	8,532
All other accrued expenses	8,707	10,388

Total other accrued liabilities	$66,922	$69,471

9.    Debt

Debt was summarized as follows:

In thousands	Maturity	Interest Rate	Interest Paid	Jan. 1, 2012	Jan. 2, 2011
Senior Notes	2012	5.00%	Semi-annually	$150,000	$150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000
Unamortized discount on Senior Notes				(1,538)	(1,694)

Less: Current portion of debt				523,219 120,000	523,063 —

Long-term debt				$403,219	$523,063

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal maturities of debt outstanding on January 1, 2012 were as follows:

In thousands
2012	$150,000
2013	—
2014	—
2015	100,000
2016	164,757
Thereafter	108,462

Total debt	$523,219

The Company has obtained the majority of its long-term debt financing, other than capital leases, from the public markets. As of January 1, 2012, the Company’s total outstanding balance of debt and capital lease obligations was $597.3 million of which $523.2 million was financed through publicly offered debt. The Company had capital lease obligations of $74.1 million as of January 1, 2012. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On September 21, 2011, the Company entered into a new $200 million five-year unsecured revolving credit agreement (“$200 million facility”) replacing the Company’s existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007 scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On January 1, 2012 and January 2, 2011, the Company had no outstanding borrowings on either $200 million facility.

The Company has $150 million of Senior Notes which mature in November 2012. The Company expects to use a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay the notes when due. The Company has classified $30 million of these Senior Notes due November 2012 as long-term representing the portion the Company expects to be paid using the $200 million facility.

In April 2009, the Company issued $110 million of unsecured 7% Senior Notes due 2019. The proceeds plus cash on hand were used to repay the $119.3 million debt maturity on May 1, 2009.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On January 1, 2012 and January 2, 2011, the Company had no outstanding borrowings under the uncommitted line of credit.

The Company currently provides financing for Piedmont under an agreement that expires on December 31, 2015. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. The loan balance at January 1, 2012 was $17.8 million. The loan and interest were eliminated in consolidation.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2012 and January 2, 2011, the Company had a weighted average interest rate of 5.9% and 5.8%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.0%, 5.9% and 5.8% for 2011, 2010 and 2009, respectively. As of January 1, 2012, none of the Company’s debt and capital lease obligations of $597.3 million were subject to changes in short-term interest rates.

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

On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for previously accrued interest receivable, the Company began amortizing a gain of $5.1 million over the remaining term of the underlying debt. The remaining amount to be amortized is $1.5 million. All of the Company’s interest rate swap agreements were LIBOR-based.

During 2011, 2010 and 2009, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $1.2 million, $1.2 million and $2.1 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2012 through 2015 as follows: $1.1 million, $0.5 million, $0.6 million and $0.1 million, respectively.

The Company had no interest rate swap agreements outstanding at January 1, 2012 and January 2, 2011.

Commodities

The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity risk. At January 1, 2012, the Company had no derivative instruments to hedge its projected diesel fuel, unleaded gasoline and aluminum purchase requirements. Derivative instruments held are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.

The Company uses several different financial institutions for commodity derivative instruments, to minimize the concentration of credit risk. While the Company is exposed to credit loss in the event of nonperformance by these counterparties, the Company does not anticipate nonperformance by these parties.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The Company used derivative instruments to hedge essentially all of its diesel fuel purchases for 2009 and 2010 and used derivative instruments to hedge all of the Company’s projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments related to diesel fuel and unleaded gasoline used by the Company’s delivery fleet and other vehicles. During the first quarter of 2009, the Company began using derivative instruments to hedge approximately 75% of the Company’s projected 2010 aluminum purchase requirements. During the second quarter of 2009, the Company entered into derivative agreements to hedge approximately 75% of the Company’s projected 2011 aluminum purchase requirements.

There were no outstanding derivative agreements as of January 1, 2012.

The following summarizes 2011, 2010 and 2009 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such net gains and losses in the consolidated statements of operations:

		Fiscal Year
In thousands	Classification of Gain (Loss)	2011	2010	2009
Fuel hedges – contract premium and contract settlement	S,D&A expenses	$(460)	$(267)	$(1,189)
Fuel hedges – mark-to-market adjustment	S,D&A expenses	(171)	(1,445)	3,601
Aluminum hedges – contract premium and contract settlement	Cost of sales	4,400	1,158	385
Aluminum hedges – mark-to-market adjustment	Cost of sales	(6,666)	(3,786)	10,452

Total Net Gain (Loss)		$(2,897)	$(4,340)	$13,249

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of January 1, 2012 and January 2, 2011:

In thousands	Balance Sheet Classification	Jan. 1, 2012	Jan. 2, 2011
Assets
Fuel hedges at fair market value	Prepaid expenses and other current assets	$ —	$171
Aluminum hedges at fair market value	Prepaid expenses and other current assets	—	6,666
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	—	2,453

Total		$ —	$9,290

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities and derivative financial instruments were as follows:

	Jan. 1, 2012		Jan. 2, 2011
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(523,219)	$(576,127)	$(523,063)	$(564,671)
Deferred compensation plan assets	10,709	10,709	9,780	9,780
Deferred compensation plan liabilities	(10,709)	(10,709)	(9,780)	(9,780)
Fuel hedging agreements	—	—	171	171
Aluminum hedging agreements	—	—	6,666	6,666

The fair value of the fuel hedging and aluminum hedging agreements at January 2, 2011 represented the estimated amount the Company would have received upon termination of these agreements. There were no fuel hedging or aluminum hedging agreements outstanding at January 1, 2012.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, fuel hedging agreements and aluminum hedging agreements:

	Jan. 1, 2012		Jan. 2, 2011
In thousands	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$10,709		$9,780
Fuel hedging agreements		$—		$171
Aluminum hedging agreements		—		6,666
Liabilities
Deferred compensation plan liabilities	10,709		9,780

The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.

The Company’s fuel hedging agreements were based on NYMEX rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.

The Company’s aluminum hedging agreements were based upon LME rates that are observable and quoted periodically over the full term of the agreements and are considered Level 2 items.

The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for 2011, 2010 or 2009.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Other Liabilities

Other liabilities were summarized as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011
Accruals for executive benefit plans	$96,242	$90,906
Other	18,060	18,976

Total other liabilities	$114,302	$109,882

The accruals for executive benefit plans relate to four benefit programs for eligible executives of the Company. These benefit programs are the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”), a replacement benefit plan and a Long-Term Performance Plan (“Performance Plan”).

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. In 2009, the Company matched 50% of the first 6% of salary (excluding bonuses) deferred by the participant. The Company also made additional contributions during 2009 of 20% of a participant’s annual salary (excluding bonuses). Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary (excluding bonuses) deferred by the participant. During 2011 and 2010, the Company matched up to 50% of the first 6% of salary (excluding bonus) deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The long-term liability under this plan was $58.1 million and $55.6 million as of January 1, 2012 and January 2, 2011, respectively. The current liability under this plan was $4.8 million and $4.6 million as of January 1, 2012 and January 2, 2011, respectively.

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $33.2 million and $30.6 million as of January 1, 2012 and January 2, 2011, respectively. The current liability under this plan was $2.2 million and $2.0 million as of January 1, 2012 and January 2, 2011.

In conjunction with the elimination in 2003 of a split-dollar life insurance benefit for officers of the Company, a replacement benefit plan was established. The replacement benefit plan provides a supplemental benefit to eligible participants that increases with each additional year of service and is comparable to benefits provided to eligible participants previously through certain split-dollar life insurance agreements. Upon separation from the Company, participants receive an annuity payable in up to ten annual installments or a lump sum. The long-term liability was $.8 million under this plan as of January 1, 2012 and January 2, 2011. The current liability under this plan was $.1 million as of January 1, 2012 and January 2, 2011.

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the participant is employed. The long-term liability under this plan was $4.1 million and $3.9 million as of January 1, 2012 and January 2, 2011, respectively. The current liability under this plan was $3.6 million and $3.0 million as of January 1, 2012 and January 2, 2011, respectively.

13.    Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $5.2 million, $5.0 million and $4.5 million during 2011, 2010 and 2009, respectively. See Note 5 and Note 18 to the consolidated financial statements for additional information regarding leased property under capital leases.

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2021. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2026. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of January 1, 2012.

In thousands	Capital Leases	Operating Leases	Total
2012	$9,581	$4,930	$14,511
2013	9,685	4,300	13,985
2014	9,852	3,492	13,344
2015	9,976	2,682	12,658
2016	10,126	2,563	12,689
Thereafter	55,380	11,599	66,979

Total minimum lease payments	104,600	$29,566	$134,166

Less: Amounts representing interest	30,546

Present value of minimum lease payments	74,054
Less: Current portion of obligations under capital leases	4,574

Long-term portion of obligations under capital leases	$69,480

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

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $38.3 million and $29.0 million as of January 1, 2012 and January 2, 2011, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which was immaterial. The

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guarantees relate to debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fail to fulfill their commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on January 1, 2012 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.2 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of January 1, 2012, SAC had total assets of approximately $46 million and total debt of approximately $23 million. SAC had total revenues for 2011 of approximately $178 million. As of January 1, 2012, Southeastern had total assets of approximately $375 million and total debt of approximately $183 million. Southeastern had total revenue for 2011 of approximately $693 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On January 1, 2012, these letters of credit totaled $20.8 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. As of January 1, 2012, the Company maintained $3.0 million of restricted cash for these letters of credit. The requirement to maintain restricted cash for these letters of credit has been eliminated in the first quarter of 2012.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of January 1, 2012 amounted to $22.2 million and expire at various dates through 2020.

During May 2010, Nashville, Tennessee experienced a severe rain storm which caused extensive flood damage in the area. The Company has a production/sales distribution facility located in the flooded area. Due to damage incurred during this flood, the Company recorded a loss of approximately $.2 million on uninsured cold drink equipment. This loss was offset by gains of approximately $1.1 million for the excess of insurance proceeds received as compared to the net book value of equipment damaged as a result of the flood. In 2010, the Company received $7.1 million in insurance proceeds related to insured losses from the flood. All receivables were recorded for insured losses during fiscal 2010 and were collected in 2010.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2011, 2010 and 2009.

	Fiscal Year
In thousands	2011	2010	2009
Current:
Federal	$9,295	$25,988	$8,657
State	2,345	567	291

Total current provision	$11,640	$26,555	$8,948

Deferred:
Federal	$6,636	$(6,695)	$6,349
State	1,252	1,789	1,284

Total deferred provision (benefit)	$7,888	$(4,906)	$7,633

Income tax expense	$19,528	$21,649	$16,581

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes, for 2011, 2010 and 2009 was 37.9%, 35.4% and 29.0%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to noncontrolling interest, for 2011, 2010 and 2009 was 40.6%, 37.5% and 30.3%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In thousands	2011	2010	2009
Statutory expense	$16,848	$20,197	$19,151
State income taxes, net of federal benefit	2,096	2,516	2,315
Adjustments for uncertain tax positions	(221)	(985)	(6,266)
Valuation allowance change	445	(56)	(5)
Manufacturing deduction benefit	(1,190)	(1,995)	(420)
Meals and entertainment	1,113	1,008	871
Other, net	437	964	935

Income tax expense	$19,528	$21,649	$16,581

As of January 1, 2012, the Company had $4.7 million of uncertain tax positions, including accrued interest, of which $2.3 million would affect the Company’s effective rate if recognized. As of January 2, 2011, the Company had $4.8 million of uncertain tax positions, including accrued interest, of which $2.5 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the total amounts of uncertain tax positions (excludes accrued interest) is as follows:

	Fiscal Year
In thousands	2011	2010	2009
Gross uncertain tax positions at the beginning of the year	$4,386	$4,649	$8,000
Increase as a result of tax positions taken during a prior period	28	—	—
Decrease as a result of tax positions taken in a prior period	—	—	(214)
Increase as a result of tax positions taken in the current period	641	769	2,535
Decrease relating to settlements with tax authorities	—	—	(594)
Reduction as a result of a lapse of the applicable statute of limitations	(774)	(1,032)	(5,078)

Gross uncertain tax positions at the end of the year	$4,281	$4,386	$4,649

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2012 and January 2, 2011, the Company had approximately $.4 million of accrued interest related to uncertain tax positions. Income tax expense included an interest credit of $15,000 in 2011, an interest credit of $.5 million in 2010 and interest credit of $1.6 million in 2009 primarily due to the reduction in the liability for uncertain tax positions.

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

Tax years from 2008 remain open to examination by the Internal Revenue Service, and various tax years from 1993 remain open to examination by certain state tax jurisdictions to which the Company is subject due to loss carryforwards.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

In the first quarter of 2009, the Company reached an agreement with a tax authority to settle prior tax positions for which the Company had previously provided a liability due to uncertainty of resolution. As a result, the Company reduced the liability for uncertain tax positions by $1.7 million. The net effect of the adjustment was a decrease in income tax expense in 2009 of approximately $1.7 million.

In the third quarter of 2009, 2010 and 2011, the Company reduced its liability for uncertain tax positions by $5.4 million, $1.7 million and $.9 million, respectively. The net effect of the adjustments was a decrease to income tax expense in 2009, 2010 and 2011 by $5.4 million, $1.7 million and $.9 million, respectively. The reduction of the liability for uncertain tax positions during these years was due mainly to the lapse of the applicable statute of limitations.

The valuation allowance increase in 2011 and the decreases in 2010 and 2009 were due to the Company’s assessments of its ability to use certain net operating loss carryforwards.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

In thousands	Jan. 1, 2012	Jan. 2, 2011
Intangible assets	$123,995	$122,963
Depreciation	76,758	70,226
Investment in Piedmont	41,504	41,755
Debt exchange premium	2,099	2,634
Inventory	9,511	6,173

Deferred income tax liabilities	253,867	243,751

Net operating loss carryforwards	(5,527)	(5,706)
Deferred compensation	(38,398)	(36,322)
Postretirement benefits	(25,666)	(22,950)
Capital lease agreements	(5,567)	(4,830)
Pension (nonunion)	(29,412)	(22,608)
Pension (union)	(3,550)	(3,671)
Other	(9,837)	(7,732)

Deferred income tax assets	(117,957)	(103,819)

Valuation allowance for deferred tax assets	1,464	499

Total deferred income tax liability	137,374	140,431
Net current deferred income tax asset	(4,886)	(3,531)

Net noncurrent deferred income tax liability	$142,260	$143,962

Note:	Net current deferred income tax asset from the table is included in prepaid expenses and other current assets on the consolidated balance sheets.

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

In addition to a valuation allowance related to net operating loss carryforwards, the Company records liabilities for uncertain tax positions related to certain income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of statute and/or settlements with individual tax jurisdictions may result in material adjustments to these estimates in the future.

The valuation allowance of $1.5 million as of January 1, 2012 and $.5 million as of January 2, 2011, respectively, was established primarily for certain net operating loss carryforwards which expire in varying amounts through 2030.

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

A summary of accumulated other comprehensive loss is as follows:

In thousands	Jan. 2, 2011	Pre-tax Activity	Tax Effect	Jan. 1, 2012
Net pension activity:
Actuarial loss	$(51,822)	$(21,385)	$8,418	$(64,789)
Prior service costs	(43)	(2)	1	(44)
Net postretirement benefits activity:
Actuarial loss	(17,875)	(5,555)	2,186	(21,244)
Prior service costs	6,292	(1,717)	676	5,251
Transition asset	11	(18)	7	—
Foreign currency translation adjustment	4	4	(2)	6

Total	$(63,433)	$(28,673)	$11,286	$(80,820)

In thousands	Jan. 3, 2010	Pre-tax Activity	Tax Effect	Jan. 2, 2011
Net pension activity:
Actuarial loss	$(40,626)	$(18,423)	$7,227	$(51,822)
Prior service costs	(37)	(10)	4	(43)
Net postretirement benefits activity:
Actuarial loss	(13,470)	(8,036)	3,631	(17,875)
Prior service costs	7,376	(1,784)	700	6,292
Transition asset	26	(25)	10	11
Ownership share of Southeastern OCI	(49)	81	(32)	—
Foreign currency translation adjustment	13	(15)	6	4

Total	$(46,767)	$(28,212)	$11,546	$(63,433)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2011, 2010 and 2009, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock.

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

Each annual 40,000 unit tranche has an independent performance requirement as it is not established until the Company’s Annual Bonus Plan targets are approved each year by the Compensation Committee of the Board of Directors. As a result, each 40,000 unit tranche is considered to have its own service inception date, grant-date and requisite service period. The Company’s Annual Bonus Plan targets, which establish the performance requirements for the Performance Unit Award Agreement, are approved by the Compensation Committee in the first quarter of each year. The Performance Unit Award Agreement does not entitle Mr. Harrison, III to participate in dividends or voting rights until each installment has vested and the shares are issued. Mr. Harrison, III may satisfy tax withholding requirements in whole or in part by requiring the Company to settle in cash such number of Units otherwise payable in Class B Common Stock to meet the maximum statutory tax withholding requirements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense for the Performance Unit Award Agreement recognized in 2011 was $2.3 million, which was based upon a share price of $58.55 on December 30, 2011 (the last trading date prior to January 1, 2012). Compensation expense for the Performance Unit Award Agreement recognized in 2010 was $2.2 million which was based upon a share price of $55.58 on December 31, 2010. Compensation expense for the Performance Unit Award Agreement recognized in 2009 was $2.2 million which was based upon a share price of $54.02 on December 31, 2009.

On March 6, 2012, March 8, 2011 and March 9, 2010, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2011, 2010 and 2009, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash in each year to satisfy tax withholding obligations in connection with the vesting of the performance units.

On February 19, 2009, The Coca-Cola Company converted all of its 497,670 shares of the Company’s Class B Common Stock into an equivalent number of shares of the Common Stock of the Company.

The increase in the number of shares outstanding in 2011 and 2010 was due to the issuance of 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement in each year, respectively.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Benefit Plans

Pension Plans

Retirement benefits under the two Company-sponsored pension plans are based on the employee’s length of service, average compensation over the five consecutive years which gives the highest average compensation and the average of the Social Security taxable wage base during the 35-year period before a participant reaches Social Security retirement age. Contributions to the plans are based on the projected unit credit actuarial funding method and are limited to the amounts currently deductible for income tax purposes. On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan covering nonunion employees to cease further benefit accruals under the plan effective June 30, 2006.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In thousands	2011	2010
Projected benefit obligation at beginning of year	$227,784	$193,583
Service cost	96	79
Interest cost	12,340	11,441
Actuarial loss	11,570	29,105
Benefits paid	(6,819)	(6,449)
Change in plan provisions	19	25

Projected benefit obligation at end of year	$244,990	$227,784

The Company recognized an actuarial loss of $18.4 million in 2010 primarily due to a change in the discount rate from 6.0% in 2009 to 5.5% in 2010 and a change in the mortality assumption tables. The actuarial loss, net of tax, was also recorded in other comprehensive loss. The Company recognized an actuarial loss of $21.4 million in 2011 primarily due to a change in the discount rate from 5.5% in 2010 to 5.18% in 2011 and lower than expected investment return on plan assets. The actuarial loss, net of tax, was recorded in other comprehensive loss.

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at January 1, 2012 and January 2, 2011. The accumulated benefit obligation was $245.0 million and $227.8 million at January 1, 2012 and January 2, 2011, respectively.

Change in Plan Assets

In thousands	2011	2010
Fair value of plan assets at beginning of year	$166,130	$146,564
Actual return on plan assets	(262)	16,485
Employer contributions	9,453	9,530
Benefits paid	(6,819)	(6,449)

Fair value of plan assets at end of year	$168,502	$166,130

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status

In thousands	Jan. 1, 2012	Jan. 2, 2011
Projected benefit obligation	$(244,990)	$(227,784)
Plan assets at fair value	168,502	166,130

Net funded status	$(76,488)	$(61,654)

Amounts Recognized in the Consolidated Balance Sheets

In thousands	Jan. 1, 2012	Jan. 2, 2011
Current liabilities	$—	$—
Noncurrent liabilities	(76,488)	(61,654)

Net amount recognized	$(76,488)	$(61,654)

Net Periodic Pension Cost

	Fiscal Year
In thousands	2011	2010	2009
Service cost	$96	$79	$71
Interest cost	12,340	11,441	11,136
Expected return on plan assets	(11,684)	(11,525)	(9,342)
Amortization of prior service cost	18	14	13
Recognized net actuarial loss	2,130	5,723	9,327

Net periodic pension cost	$2,900	$5,732	$11,205

Significant Assumptions Used	2011	2010	2009

Projected benefit obligation at the measurement date:
Discount rate	5.18%	5.50%	6.00%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	5.50%	6.00%	6.00%
Weighted average expected long-term rate of return on plan assets	7.00%	8.00%	8.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

In thousands
Anticipated future pension benefit payments for the fiscal years:
2012	$7,489
2013	7,921
2014	8,343
2015	8,797
2016	9,342
2017 – 2021	57,212

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $18 million to $21 million in 2012.

Plan Assets

The Company’s pension plans target asset allocation for 2012, actual asset allocation at January 1, 2012 and January 2, 2011 and the expected weighted average long-term rate of return by asset category were as follows:

	Target Allocation 2012	Percentage of Plan Assets at Fiscal Year- End		Weighted Average Expected Long-Term Rate of Return - 2011
		2011	2010
U.S. large capitalization equity securities	40%	41%	42%	3.5%
U.S. small/mid-capitalization equity securities	5%	4%	4%	0.4%
International equity securities	15%	11%	12%	1.4%
Debt securities	40%	44%	42%	1.7%

Total	100%	100%	100%	7.0%

All of the assets in the Company’s pension plans include investments in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% — 50% in large capitalization equity securities, 0% — 20% in U.S. small and mid-capitalization equity securities, 0% — 20% in international equity securities and 10% — 50% in debt securities. The Company currently has 56% of its plan investments in equity securities and 44% in debt securities.

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the United States. Debt securities at January 1, 2012 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 7% and 8% was used in determining net periodic pension cost in 2011 and 2010, respectively. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at January 1, 2012:

In thousands	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Total
Cash equivalents(1)
Common/collective trust funds	$—	$453	$453
Equity securities(2)
U.S. large capitalization	10,620	—	10,620
U.S. mid-capitalization	2,007	—	2,007
International	1,181	—	1,181
Common/collective trust funds(3)	—	79,041	79,041
Other	584	—	584
Fixed income
Common/collective trust funds(3)	—	74,616	74,616

Total	$14,392	$154,110	$168,502

(1)	Cash equivalents are valued at $100/unit which approximates fair value.

(2)	Equity securities other than common/collective trust funds consist primarily of common stock. Investments in common stocks are valued using quoted market prices multiplied by the number of shares owned.

(3)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at January 2, 2011:

In thousands	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Total
Cash equivalents(1)
Common/collective trust funds	$—	$871	$871
Equity securities(2)
U.S. large capitalization	19,395	—	19,395
U.S. mid-capitalization	4,186	—	4,186
International	2,123	—	2,123
Common/collective trust funds(3)	—	69,916	69,916
Other	1,053	—	1,053
Fixed income
Common/collective trust funds(3)	—	68,586	68,586

Total	$26,757	$139,373	$166,130

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Cash equivalents are valued at $100/unit which approximates fair value.

(2)	Equity securities other than common/collective trust funds consist primarily of common stock. Investments in common stocks are valued using quoted market prices multiplied by the number of shares owned.

(3)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements. The Company suspended matching contributions to its 401(k) Savings Plan effective April 1, 2009, while maintaining the option to match participants’ 401(k) Savings Plan contributions based on the financial results for 2009. The Company subsequently decided to match the first 5% of participants’ contributions (consistent with the first quarter of 2009 matching contribution percentage) for the entire year of 2009.

The Company matched the first 3% of participants’ contributions for 2010, while maintaining the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2010. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2010. The Company made these additional contribution payments for each quarter in 2010 in the following quarter concluding with the fourth quarter of 2010 payment being made in the first quarter of 2011. The Company had accrued $.7 million in the fourth quarter for the payment in the first quarter of 2011.

The Company matched the first 3% of participants’ contributions for 2011, while maintaining the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2011. The 2% matching contributions were accrued during 2011 for a total accrual of $2.8 million. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2011. The Company made this additional contribution payment for 2011 in the first quarter of 2012.

The total expense for this benefit was $8.5 million, $8.7 million and $8.6 million in 2011, 2010 and 2009, respectively.

During the first quarter of 2012, the Company decided to change the Company’s matching from fixed to discretionary and no longer match the first 3% of participants’ contributions. The Company maintains the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results in the future.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In thousands	2011	2010
Benefit obligation at beginning of year	$55,311	$44,811
Service cost	961	752
Interest cost	2,926	2,521
Plan participants’ contributions	568	548
Actuarial loss	7,901	9,539
Benefits paid	(3,095)	(2,963)
Medicare Part D subsidy reimbursement	124	103

Benefit obligation at end of year	$64,696	$55,311

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,403	2,312
Plan participants’ contributions	568	548
Benefits paid	(3,095)	(2,963)
Medicare Part D subsidy reimbursement	124	103

Fair value of plan assets at end of year	$—	$—

In thousands	Jan. 1, 2012	Jan. 2, 2011
Current liabilities	$(3,028)	$(2,802)
Noncurrent liabilities	(61,668)	(52,509)

Accrued liability at end of year	$(64,696)	$(55,311)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In thousands	2011	2010	2009
Service cost	$961	$752	$617
Interest cost	2,926	2,521	2,295
Amortization of unrecognized transitional assets	(18)	(25)	(25)
Recognized net actuarial loss	2,345	1,502	1,043
Amortization of prior service cost	(1,717)	(1,784)	(1,784)

Net periodic postretirement benefit cost	$4,497	$2,966	$2,146

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used	2011	2010	2009
Benefit obligation at the measurement date:
Discount rate	4.94%	5.25%	5.75%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	5.25%	5.75%	6.25%

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2011 was 10% graded down to an ultimate rate of 5% by 2015. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2010 was 9% graded down to an ultimate rate of 5% by 2014. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2009 was 9% graded down to an ultimate rate of 5% by 2013.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at January 1, 2012	$7,671	$(6,880)
Service cost and interest cost in 2011	481	(477)

Cash Flows

In thousands
Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2012	$3,028
2013	3,090
2014	3,323
2015	3,552
2016	3,824
2017 — 2021	22,966

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at January 2, 2011, the activity during 2011, and the balances at January 1, 2012 are as follows:

In thousands	Jan. 2, 2011	Actuarial Gain (Loss)	Reclassification Adjustments	Jan. 1, 2012
Pension Plans:
Actuarial loss	$(85,622)	$(23,516)	$2,130	$(107,008)
Prior service cost (credit)	(71)	(20)	18	(73)
Postretirement Medical:
Actuarial loss	(30,268)	(7,900)	2,345	(35,823)
Prior service cost (credit)	10,417	—	(1,717)	8,700
Transition asset	18	—	(18)	—

	$(105,526)	$(31,436)	$2,758	$(134,204)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic cost during 2012 are as follows:

In thousands	Pension Plans	Postretirement Medical	Total
Actuarial loss	$2,771	$2,448	$5,219
Prior service cost (credit)	17	(1,513)	(1,496)

	$2,788	$935	$3,723

Multi-Employer Benefits

The Company currently participates in one multi-employer defined benefit pension plan covering certain employees whose employment is covered under collective bargaining agreements. The risks of participating in this multi-employer plan are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company could be required to pay the plan a withdrawal liability based on the underfunded status of the plan. The Company stopped participation in one multi-employer defined pension plan in 2008. See below for additional information.

The Company’s participation in the plan is outlined in the table below. The most recent Pension Protection Act (“PPA”) zone status available in 2011 and 2010 is for the plan’s years ending at December 31, 2010 and 2009, respectively. The plan is in the green zone which represents at least 80% funded and does not require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contribution			Surcharge Imposed
				(In thousands)
Pension Fund	2011	2010		2011	2010	2009
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund (EIN/Pension Plan No. 55-6021850)	Green	Green	No	$555	$481	$516	No
Other multi-employer plans				264	247	273

				$819	$728	$789

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the plan years ended December 31, 2010 and December 31, 2009, respectively, the Company was not listed in Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, Forms 5500 were not available for the plan year ending December 31, 2011.

The collective bargaining agreements covering the Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund will expire on July 22, 2012 and April 27, 2014, respectively.

The Company entered into a new agreement in the third quarter of 2008 after one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze Central States liability. The remaining $10.6 million is the present value amount, using a discount rate of 7%, that will be paid to Central States and had been recorded in other liabilities. The Company will pay approximately $1 million annually through 2028. Including the $3.0 million paid to Southern States in 2008, the Company has paid $5.9 million from the fourth quarter of 2008 through the end of 2011 and will pay approximately $1 million annually over the next 17 years.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of January 1, 2012, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

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

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In millions	2011	2010	2009
Payments by the Company for concentrate, syrup, sweetener and other purchases	$399.1	$393.5	$361.7
Marketing funding support payments to the Company	(47.3)	(45.1)	(46.0)

Payments by the Company net of marketing funding support	$351.8	$348.4	$315.7
Payments by the Company for customer marketing programs	$51.4	$50.7	$52.0
Payments by the Company for cold drink equipment parts	9.3	8.6	7.2
Fountain delivery and equipment repair fees paid to the Company	11.4	10.4	11.2
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	4.1	4.4	4.5
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	2.0	2.8	1.0
Sales of finished products to The Coca-Cola Company	—	.1	1.1

The Company has a production arrangement with Coca-Cola Refreshments USA, Inc. (“CCR”) to buy and sell finished products at cost. The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to CCR and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. References to “CCR” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. Sales to CCR under this agreement were $55.0 million, $48.5 million and $50.0 million in 2011, 2010 and 2009, respectively. Purchases from CCR under this arrangement were $23.4 million, $24.8 million and $22.9 million in 2011, 2010 and 2009, respectively. In addition, CCR began distributing one of the Company’s own brands (Tum-E Yummies) in the first quarter of 2010. Total sales to CCR for this brand were $16.8 million and $12.9 million in 2011 and 2010, respectively.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.4 million, $.5 million and $.5 million in 2011, 2010 and 2009, respectively. Amounts due from CCBSS for rebates on raw material purchases were $5.2 million and $3.6 million as of January 1, 2012 and January 2, 2011, respectively. CCR is also a member of CCBSS.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The original lease expired on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms began January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of January 1, 2012 was $25.8 million.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2011	2010	2009
Minimum rentals	$3.4	$4.9	$4.8
Contingent rentals	—	(1.7)	(1.4)

Total rental payments	$3.4	$3.2	$3.4

The contingent rentals in 2010 and 2009 reduce the minimum rentals as a result of changes in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor were recorded as adjustments to interest expense.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of January 1, 2012 was $27.1 million. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In millions	2011	2010	2009
Minimum rentals	$3.5	$3.6	$3.6
Contingent rentals	.4	.2	.1

Total rental payments	$3.9	$3.8	$3.7

The contingent rentals in 2011, 2010 and 2009 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index were recorded as adjustments to interest expense.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $83.9 million, $74.0 million and $68.3 million in 2011, 2010 and 2009, respectively. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $15.2 million as of January 1, 2012. The Company’s equity investment in Southeastern was $17.9 million and $15.7 million as of January 1, 2012 and January 2, 2011, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $134 million, $131 million and $131 million in 2011, 2010 and 2009, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.6 million, $1.5 million and $1.2 million in 2011, 2010 and 2009, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $23.1 million as of January 1, 2012. The Company’s equity investment in SAC was $4.1 million and $5.6 million on January 1, 2012 and January 2, 2011, respectively.

The Company holds no assets as collateral against the Southeastern or SAC guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of January 1, 2012 nor was there any impairment in 2011, 2010 and 2009.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Net Sales by Product Category

Net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In thousands	2011	2010	2009
Bottle/can sales:
Sparkling beverages (including energy products)	$1,052,164	$1,031,423	$1,006,356
Still beverages	219,628	213,570	202,079

Total bottle/can sales	1,271,792	1,244,993	1,208,435

Other sales:
Sales to other Coca-Cola bottlers	150,274	140,807	131,153
Post-mix and other	139,173	128,799	103,398

Total other sales	289,447	269,606	234,551

Total net sales	$1,561,239	$1,514,599	$1,442,986

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

	Fiscal Year
In thousands (except per share data)	2011	2010	2009
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$28,608	$36,057	$38,136
Less dividends:
Common Stock	7,141	7,141	7,070
Class B Common Stock	2,062	2,039	2,092

Total undistributed earnings	$19,405	$26,877	$28,974

Common Stock undistributed earnings — basic	$15,056	$20,905	$22,360
Class B Common Stock undistributed earnings — basic	4,349	5,972	6,614

Total undistributed earnings	$19,405	$26,877	$28,974

Common Stock undistributed earnings — diluted	$14,990	$20,814	$22,279
Class B Common Stock undistributed earnings — diluted	4,415	6,063	6,695

Total undistributed earnings — diluted	$19,405	$26,877	$28,974

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,070
Common Stock undistributed earnings — basic	15,056	20,905	22,360

Numerator for basic net income per Common Stock share	$22,197	$28,046	$29,430

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,062	$2,039	$2,092
Class B Common Stock undistributed earnings — basic	4,349	5,972	6,614

Numerator for basic net income per Class B Common Stock share	$6,411	$8,011	$8,706

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,070
Dividends on Class B Common Stock assumed converted to Common Stock	2,062	2,039	2,092
Common Stock undistributed earnings — diluted	19,405	26,877	28,974

Numerator for diluted net income per Common Stock share	$28,608	$36,057	$38,136

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In thousands (Except Per Share Data)	2011	2010	2009
Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,062	$2,039	$2,092
Class B Common Stock undistributed earnings — diluted	4,415	6,063	6,695

Numerator for diluted net income per Class B Common Stock share	$6,477	$8,102	$8,787

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141	7,072
Class B Common Stock weighted average shares outstanding — basic	2,063	2,040	2,092
Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,244	9,221	9,197
Class B Common Stock weighted average shares outstanding — diluted	2,103	2,080	2,125
Basic net income per share:
Common Stock	$3.11	$3.93	$4.16

Class B Common Stock	$3.11	$3.93	$4.16

Diluted net income per share:
Common Stock	$3.09	$3.91	$4.15

Class B Common Stock	$3.08	$3.90	$4.13

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the diluted effect of shares relative to the Performance Unit Award.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Risks and Uncertainties

Approximately 88% of the Company’s 2011 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s 2011 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2011, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 21% and 9%, respectively, of the Company’s total bottle/can volume to retail customers during 2011; accounted for approximately 24% and 10%, respectively, of the Company’s total bottle/can volume to retail customers during 2010; and accounted for approximately 19% and 12%, respectively, of the Company’s total bottle/can volume during 2009. Wal-Mart Stores, Inc. accounted for approximately 15%, 17% and 15% of the Company’s total net sales during 2011, 2010 and 2009, respectively. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 6% of the Company’s employees expired during 2011 and the Company entered into new agreements in 2011. One collective bargaining agreement covering approximately .4% of the Company’s employees will expire during 2012.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Supplemental Disclosures of Cash Flow Information

As discussed in Note 1 of the consolidated financial statements, a revision was made to the 2010 comparative statements of cash flows to correct an immaterial error. This revision has been applied to the 2010 amounts in the table below.

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In thousands	2011	2010	2009
Accounts receivable, trade, net	$(8,728)	$(4,015)	$7,122
Accounts receivable from The Coca-Cola Company	3,642	(7,972)	(655)
Accounts receivable, other	(45)	(1,875)	(4,015)
Inventories	(1,288)	(7,887)	6,375
Prepaid expenses and other current assets	3,707	9,142	(13,963)
Accounts payable, trade	4,514	6,252	(17,218)
Accounts payable to The Coca-Cola Company	9,092	(2,822)	(7,431)
Other accrued liabilities	(2,549)	7,487	4,474
Accrued compensation	(2,741)	3,608	517
Accrued interest payable	(75)	2	(2,618)

(Increase) decrease in current assets less current liabilities	$5,529	$1,920	$(27,412)

Non-cash activity

Additions to property, plant and equipment of $6.2 million and $10.4 million have been accrued but not paid and are recorded in accounts payable, trade as of January 1, 2012 and January 2, 2011, respectively. Additions to property, plant and equipment included $1.5 million for a trade-in allowance on manufacturing equipment in 2010.

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In thousands	2011	2010	2009
Interest	$34,989	$34,117	$39,268
Income taxes	20,414	14,117	13,825

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

Recently Issued Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects that a new statement of comprehensive income will be presented in future consolidated financial statements instead of the current reporting of comprehensive income in the consolidated statement of stockholders’ equity.

In September 2011, the FASB issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early early adoption permitted. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended January 1, 2012 and January 2, 2011.

	Quarter
Year Ended January 1, 2012	1(1)	2(2)	3(3)(4)	4(5)
In thousands (except per share data)
Net sales	$359,629	$422,893	$405,858	$372,859
Gross margin	149,161	165,573	162,716	151,793
Net income attributable to Coca-Cola Bottling Co. Consolidated	5,913	11,101	9,768	1,826
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.64	$1.21	$1.06	$.20
Class B Common Stock	$.64	$1.21	$1.06	$.20
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.64	$1.20	$1.06	$.20
Class B Common Stock	$.64	$1.20	$1.05	$.19

	Quarter
Year Ended January 2, 2011	1(6)	2(7)(8)(9)	3(10)(11)(12)	4(13)
In thousands (except per share data)
Net sales	$347,498	$417,361	$395,364	$354,376
Gross margin	146,703	168,008	173,117	152,988
Net income attributable to Coca-Cola Bottling Co. Consolidated	4,660	12,043	15,533	3,821
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.51	$1.31	$1.69	$.42
Class B Common Stock	$.51	$1.31	$1.69	$.42
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.51	$1.31	$1.68	$.41
Class B Common Stock	$.50	$1.30	$1.68	$.41

Sales are seasonal with the highest sales volume occurring in May, June, July and August.

See Note 1 to the consolidated financial statements for information concerning the revision of prior period financial statements.

(1)	Net income in the first quarter of 2011 included a $0.5 million ($0.3 million, net of tax, or $0.03 per basic common share) debit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

(2)	Net income in the second quarter of 2011 included a $1.7 million ($1.0 million, net of tax, or $0.11 per basic common share) debit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

(3)	Net income for the third quarter of 2011 included a $1.8 million ($1.2 million, net of tax, or $0.10 per basic common share) debit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

(4)	Net income in the third quarter of 2011 included a $0.9 million credit to income tax expense ($0.10 per basic common share) related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statute of limitations.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Net income in the fourth quarter of 2011 included a $2.6 million ($1.6 million, net of tax, or $0.17 per basic common share) debit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

(6)	Net income in the first quarter of 2010 included a $0.5 million debit to income tax expense ($0.05 per basic common share) related to the change in tax law eliminating the tax deduction available for Medicare Part D subsidy.

(7)	Net income in the second quarter of 2010 included a $1.1 million ($0.7 million, net of tax, or $0.07 per basic common share) debit for a mark-to-market adjustment related to the Company’s fuel hedging program.

(8)	Net income in the second quarter of 2010 included a $6.7 million ($4.1 million, net of tax, or $0.45 per basic common share) debit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

(9)	Net income in the second quarter of 2010 included a $0.8 million ($0.5 million, net of tax, or $0.05 per basic common share) credit related to the gain on the replacement of flood damaged production equipment.

(10)	Net income in the third quarter of 2010 included a $3.0 million ($1.8 million, net of tax, or $0.20 per basic common share) credit for a mark-to-market adjustment related to the Company’s aluminum hedging program.

(11)	Net income in the third quarter of 2010 included a $0.8 million ($0.5 million, net of tax, or $0.05 per basic common share) debit related to the impairment/accelerated depreciation of property, plant and equipment.

(12)	Net income in the third quarter of 2010 included a $1.7 million credit to income tax expense ($0.18 per basic common share) related to the reduction of the liability for uncertain tax positions due mainly to the lapse of applicable statute of limitations.

(13)	Net income in the fourth quarter of 2010 included a $2.9 million ($1.7 million, net of tax, or $0.19 per basic common share) debit related to the impairment/accelerated depreciation of property, plant and equipment.

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

As of January 1, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of January 1, 2012 was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 109.

March 16, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

March 16, 2012

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 24 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2012.

See page 108 for “Management’s Report on Internal Control over Financial Reporting.” See page 109 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended January 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to the Company’s Chief Executive Officer; Chief Operating Officer; Chief Financial Officer; Chief Accounting Officer; Vice President and Treasurer and any other person performing similar functions. The Code of Ethics is available on the Company’s website at www.cokeconsolidated.com. The Company intends to disclose any substantive amendments to, or waivers from, its Code of Ethics on its website or in a report on Form 8-K.

Item 11.	Executive Compensation

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Additional Information About Directors and Executive Officers — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance — The Board’s Role in Risk Oversight” sections of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Person Transactions” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
(4.3)

Officers’ Certificate pursuant to Sections 102 and 301 of the Indenture, dated as of July 20, 1994, as supplemented and restated by the Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.

Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.4)

Resolutions adopted by Executive Committee of the Board of Directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00%

Senior Notes due 2019.

Exhibit 4.3 to the Company’s Quarterly Report on Form10Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.5)	Form of the Company’s 5.00% Senior Notes due 2012.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2002 (File No. 0-9286).
(4.6)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).
(4.7)	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).
(4.8)	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8- K filed on April 7, 2009 (File No. 0-9286).
(4.9)	Third Amended and Restated Promissory Note, dated as of June 16, 2010, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(4.10)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
(10.1)	U.S. $200,000,000 Credit Agreement, dated as of September 21, 2011, by and among the Company, the banks named therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011 (File No. 0-9286).
(10.2)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.3)	Amended and Restated Guaranty Agreement, dated as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.4)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, Bank, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.5)	Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.6)	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.7)	Form of Master Bottle Contract (“Cola Beverage Agreement”), made and entered into, effective January 27, 1989, between The Coca-Cola Company and the Company, together with Form of Home Market Amendment to Master Bottle Contract, effective as of October 29, 1999.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.8)	Form of Allied Bottle Contract (“Allied Beverage Agreement”), made and entered into, effective January 11, 1990, between The Coca-Cola Company and the Company (as successor to Coca-Cola Bottling Company of Anderson, S.C.).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.9)	Letter Agreement, dated January 27, 1989, between The Coca-Cola Company and the Company, modifying the Cola Beverage Agreements and Allied Beverage Agreements.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.10)	Form of Marketing and Distribution Agreement (“Still Beverage Agreement”), made and entered into effective October 1, 2000, between The Coca-Cola Company and the Company (as successor to Metrolina Bottling Company), with respect to Dasani.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.11)	Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement, dated December 14, 1994, modifying the Still Beverage Agreements.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.12)	Incidence Pricing Letter Agreement (“Pricing Agreement”), dated March 16, 2009, between The Coca-Cola Company, by and through its Coca-Cola North America division, and the Company. **	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.13)	Amendment No. 2 to Pricing Agreement, dated December 15, 2011, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2011 (File No. 0-9286).
(10.14)	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).
(10.15)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.16)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.17)	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).
(10.18)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).
(10.19)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.20)	Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.21)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0-9286).
(10.22)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
(10.23)	Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.24)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.23 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.25)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).
(10.26)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.27)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2007.*	Appendix B to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.28)	Coca-Cola Bottling Co. Consolidated Long-Term Performance Plan, effective January 1, 2007.*	Appendix C to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 0-9286).
(10.29)	Form of Long-Term Performance Plan Bonus Award Agreement.*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(10.30)	Performance Unit Award Agreement, dated February 27, 2008.*	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286).
(10.31)	Coca-Cola Bottling Co. Consolidated Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.*	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith
(10.32)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.33)	Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.34)	Amendment No. 1 to Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2009. *	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0-9286).
(10.35)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.*	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.36)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.37)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
(12)	Ratio of earnings to fixed charges.	Filed herewith.
(21)	List of subsidiaries.	Filed herewith.
(31.1)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(31.2)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101	Financial statement from the annual report on Form 10-K of Coca-Cola Bottling Co. Consolidated for the fiscal year ended January 1, 2012, filed on March 16, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

**	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

(b)	Exhibits.

See Item 15(a)3

(c)	Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal year ended January 1, 2012	$1,300	$518	$297	$1,521

Fiscal year ended January 2, 2011	$2,187	$(445)	$442	$1,300

Fiscal year ended January 3, 2010	$1,188	$1,593	$594	$2,187

Deferred Income Tax Valuation Allowance

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other	Deductions	Balance at End of Year
Fiscal year ended January 1, 2012	$499	$707	$286	$28	$1,464

Fiscal year ended January 2, 2011	$530	$25	$—	$56	$499

Fiscal year ended January 3, 2010	$535	$41	$—	$46	$530

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: March 16, 2012	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 16, 2012

By:	/s/ H. W. MCKAY BELK H. W. McKay Belk	Director	March 16, 2012

By:	/s/ ALEXANDER B. CUMMINGS, JR. Alexander B. Cummings, Jr.	Director	March 16, 2012

By:	/s/ SHARON A. DECKER Sharon A. Decker	Director	March 16, 2012

By:	/s/ WILLIAM B. ELMORE William B. Elmore	President, Chief Operating Officer and Director	March 16, 2012

By:	/s/ MORGAN H. EVERETT Morgan H. Everett	Director	March 16, 2012

By:	/s/ DEBORAH H. EVERHART Deborah H. Everhart	Director	March 16, 2012

By:	/s/ HENRY W. FLINT Henry W. Flint	Vice Chairman of the Board of Directors and Director	March 16, 2012

By:	/s/ WILLIAM H. JONES William H. Jones	Director	March 16, 2012

By:	/s/ JAMES H. MORGAN James H. Morgan	Director	March 16, 2012

By:	/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 16, 2012

By:	/s/ DENNIS A. WICKER Dennis A. Wicker	Director	March 16, 2012

By:	/s/ JAMES E. HARRIS James E. Harris	Senior Vice President, Shared Services and Chief Financial Officer	March 16, 2012

By:	/s/ WILLIAM J. BILLIARD William J. Billiard	Vice President, Operations Finance and Chief Accounting Officer	March 16, 2012