Form 10-Q
period 2012-04-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2012-05-11
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,088,842

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2012	2011
Net sales	$377,185	$359,629
Cost of sales	221,591	210,468

Gross margin	155,594	149,161
Selling, delivery and administrative expenses	136,961	129,982

Income from operations	18,633	19,179
Interest expense, net	9,071	8,769

Income before income taxes	9,562	10,410
Income tax expense	4,467	3,941

Net income	5,095	6,469
Less: Net income attributable to noncontrolling interest	530	556

Net income attributable to Coca-Cola Bottling Co. Consolidated	$4,565	$5,913

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.50	$.64

Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$.50	$.64

Weighted average number of Class B Common Stock shares outstanding	2,073	2,051

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.49	$.64

Weighted average number of Common Stock shares outstanding — assuming dilution	9,254	9,232

Class B Common Stock	$.49	$.64

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,113	2,091

Cash dividends per share:
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	First Quarter
	2012	2011
Net income	$5,095	$6,469
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	(4)
Defined benefit plans amortization included in pension costs:
Actuarial loss	420	314
Prior service costs	3	2
Postretirement benefits amortization included in benefits costs:
Actuarial loss	372	321
Prior service costs	(230)	(260)
Transition asset	—	(3)

Other comprehensive income, net of tax	564	370

Comprehensive income	5,659	6,839
Less: Comprehensive income attributable to noncontrolling interest	530	556

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$5,129	$6,283

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	April 1, 2012	Jan. 1 2012	April 3, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$57,649	$90,758	$30,382
Restricted cash	—	3,000	3,500
Accounts receivable, trade, less allowance for doubtful accounts of $1,523, $1,521 and $1,442, respectively	123,927	105,515	110,809
Accounts receivable from The Coca-Cola Company	20,823	8,439	15,256
Accounts receivable, other	12,258	15,874	8,450
Inventories	75,895	66,158	72,606
Prepaid expenses and other current assets	20,988	22,069	27,306

Total current assets	311,540	311,813	268,309

Property, plant and equipment, net	308,936	312,789	319,682
Leased property under capital leases, net	58,315	59,804	64,188
Other assets	52,861	49,604	51,457
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,335	4,439	4,748

Total	$1,358,708	$1,361,170	$1,331,105

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	April 1, 2012	Jan. 1, 2012	April 3, 2011
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$120,000	$120,000	$—
Current portion of obligations under capital leases	4,780	4,574	3,946
Accounts payable, trade	47,508	42,203	41,997
Accounts payable to The Coca-Cola Company	41,660	34,150	34,744
Other accrued liabilities	71,696	66,922	69,809
Accrued compensation	12,334	29,218	13,730
Accrued interest payable	12,462	5,448	10,061

Total current liabilities	310,440	302,515	174,287

Deferred income taxes	139,676	142,260	144,972
Pension and postretirement benefit obligations	124,426	138,156	113,291
Other liabilities	116,658	114,302	112,242
Obligations under capital leases	68,232	69,480	72,925
Long-term debt	403,260	403,219	523,101

Total liabilities	1,162,692	1,169,932	1,140,818

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized — 30,000,000 shares;
Issued — 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized — 10,000,000 shares;
Issued — 2,716,956, 2,694,636 and 2,694,636 shares, respectively	2,715	2,693	2,693
Capital in excess of par value	107,600	106,201	106,140
Retained earnings	156,540	154,277	138,489
Accumulated other comprehensive loss	(80,256)	(80,820)	(63,063)

	196,803	192,555	194,463
Less-Treasury stock, at cost:
Common — 3,062,374 shares	60,845	60,845	60,845
Class B Common — 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	135,549	131,301	133,209
Noncontrolling interest	60,467	59,937	57,078

Total equity	196,016	191,238	190,287

Total	$1,358,708	$1,361,170	$1,331,105

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$134,872	$(63,433)	$(61,254)	$127,895	$56,522	$184,417
Net income				5,913			5,913	556	6,469
Other comprehensive income, net of tax					370		370		370
Cash dividends paid Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(511)			(511)		(511)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327

Balance on April 3, 2011	$10,204	$2,693	$106,140	$138,489	$(63,063)	$(61,254)	$133,209	$57,078	$190,287

Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$154,277	$(80,820)	$(61,254)	$131,301	$59,937	$191,238
Net income				4,565			4,565	530	5,095
Other comprehensive income, net of tax					564		564		564
Cash dividends paid Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(517)			(517)		(517)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421

Balance on April 1, 2012	$10,204	$2,715	$107,600	$156,540	$(80,256)	$(61,254)	$135,549	$60,467	$196,016

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2012	2011
Cash Flows from Operating Activities
Net income	$5,095	$6,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,545	14,826
Amortization of intangibles	104	123
Deferred income taxes	971	839
Loss on sale of property, plant and equipment	155	353
Amortization of debt costs	578	569
Amortization of deferred gain related to terminated interest rate agreements	(307)	(304)
Stock compensation expense	627	668
Increase in current assets less current liabilities	(22,917)	(12,923)
Increase in other noncurrent assets	(3,666)	(5,601)
Increase (decrease) in other noncurrent liabilities	(14,056)	2,340
Other	(3)	(6)

Total adjustments	(22,969)	884

Net cash provided by (used in) operating activities	(17,874)	7,353

Cash Flows from Investing Activities
Additions to property, plant and equipment	(14,896)	(19,502)
Proceeds from the sale of property, plant and equipment	63	22
Change in restricted cash	3,000	—

Net cash used in investing activities	(11,833)	(19,480)

Cash Flows from Financing Activities
Cash dividends paid	(2,302)	(2,296)
Principal payments on capital lease obligations	(1,042)	(941)
Other	(58)	(126)

Net cash used in financing activities	(3,402)	(3,363)

Net decrease in cash	(33,109)	(15,490)
Cash at beginning of period	90,758	45,872

Cash at end of period	$57,649	$30,382

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,421	$1,327
Capital lease obligations incurred	—	18,552

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012 filed with the United States Securities and Exchange Commission.

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company elected to report components of comprehensive income in two separate but consecutive statements. The new guidance was effective for the quarter ended April 1, 2012 and was applied retrospectively. The Company’s adoption of the new guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the second quarter of 2011, the Company identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. This error affected the Consolidated Statements of Cash Flows presented in the first quarter of 2011 and resulted in an understatement of net cash provided by operating activities and net cash used in investing activities for this impacted period. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

assessed the materiality of the error and concluded that the error was not material to any of the Company’s previously issued financial statements taken as a whole. The Company has revised the previously issued financial statements to correct the effect of this error. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for this period.

The following tables present the effect of this correction on the Company’s Consolidated Statements of Cash Flows for the first quarter of 2011:

	First Quarter Ended April 3, 2011
	(In Thousands)
	As Previously Reported	Adjustment	As Revised
Cash Flows from Operating Activities
(Increase) decrease in current assets less current liabilities	$(23,356)	$10,433	$(12,923)
Total adjustments	(9,549)	10,433	884
Net cash provided by (used in) operating activities	(3,080)	10,433	7,353

Cash Flows from Investing Activities
Additions to property, plant and equipment	(9,069)	(10,433)	(19,502)
Net cash used in investing activities	(9,047)	(10,433)	(19,480)

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

3. Piedmont Coca-Cola Bottling Partnership

Noncontrolling interest as of April 1, 2012, January 1, 2012 and April 3, 2011 primarily represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

4. Inventories

Inventories were summarized as follows:

In Thousands	April 1, 2012	Jan. 1, 2012	April 3, 2011
Finished products	$45,503	$33,394	$43,163
Manufacturing materials	10,563	14,061	10,967
Plastic shells, plastic pallets and other inventories	19,829	18,703	18,476
Total inventories	$75,895	$66,158	$72,606

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	April 1, 2012	Jan. 1, 2012	April 3, 2011	Estimated Useful Lives
Land	$12,537	$12,537	$12,751
Buildings	118,623	118,603	119,339	10-50 years
Machinery and equipment	136,692	138,268	140,347	5-20 years
Transportation equipment	155,894	153,252	150,624	4-17 years
Furniture and fixtures	41,606	41,170	37,902	4-10 years
Cold drink dispensing equipment	314,838	312,221	313,522	5-15 years
Leasehold and land improvements	75,129	74,500	71,380	5-20 years
Software for internal use	72,265	70,648	71,419	3-10 years
Construction in progress	2,230	3,796	4,580
Total property, plant and equipment, at cost	929,814	924,995	921,864
Less: Accumulated depreciation and amortization	620,878	612,206	602,182
Property, plant and equipment, net	$308,936	$312,789	$319,682

Depreciation and amortization expense was $15.5 million and $14.8 million in the first quarter of 2012 (“Q1 2012”) and the first quarter of 2011 (“Q1 2011”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	April 1, 2012	Jan. 1, 2012	April 3, 2011	Estimated Useful Lives
Leased property under capital leases	$95,509	$95,509	$95,428	3-20 years
Less: Accumulated amortization	37,194	35,705	31,240
Leased property under capital leases, net	$58,315	$59,804	$64,188

As of April 1, 2012, real estate represented $58.2 million of the leased property under capital leases and $39.8 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.

In Q1 2011, the Company entered into leases for two sales distribution centers. Each lease has a term of fifteen years with various monthly rental payments. The two leases added $18.6 million, at inception, to the leased property under capital leases balance.

The Company’s outstanding obligations for capital leases were $73.0 million, $74.1 million and $76.9 million as of April 1, 2012, January 1, 2012 and April 3, 2011, respectively.

7. Franchise Rights and Goodwill

There was no change in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2012, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	April 1, 2012	Jan. 1, 2012	April 3, 2011	Estimated Useful Lives
Other identifiable intangible assets	$8,557	$8,557	$8,675	1-20 years
Less: Accumulated amortization	4,222	4,118	3,927
Other identifiable intangible assets, net	$4,335	$4,439	$4,748

Other identifiable intangible assets primarily represent customer relationships and distribution rights.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	April 1, 2012	Jan. 1, 2012	April 3, 2011
Accrued marketing costs	$15,981	$16,743	$9,598
Accrued insurance costs	19,239	18,880	17,133
Accrued taxes (other than income taxes)	1,774	1,636	1,731
Accrued income taxes	2,856	—	6,925
Employee benefit plan accruals	11,737	12,348	10,475
Checks and transfers yet to be presented for payment from zero balance cash accounts	12,332	8,608	14,847
All other accrued liabilities	7,777	8,707	9,100
Total other accrued liabilities	$71,696	$66,922	$69,809

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	April 1, 2012	Jan. 1, 2012	April 3, 2011
Senior Notes	2012	5.00%	Semi-annually	$150,000	$150,000	$150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,497)	(1,538)	(1,656)
				523,260	523,219	523,101
Less: Current portion of debt				120,000	120,000	—
Long-term debt				$403,260	$403,219	$523,101

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On September 21, 2011, the Company entered into a new $200 million five-year unsecured revolving credit agreement (“$200 million facility”) replacing the existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007 scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On April 1, 2012, January 1, 2012 and April 3, 2011, the Company had no outstanding borrowings on either $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On April 1, 2012, January 1, 2012 and April 3, 2011, the Company had no outstanding borrowings under the uncommitted line of credit.

The Company has $150 million of senior notes which mature in November 2012. The Company expects to use a combination of available cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility to repay these notes when due. The Company has classified $30 million of these senior notes due November 2012 as long-term, representing the portion the Company expects to be paid from borrowings under the $200 million facility.

As of April 1, 2012, January 1, 2012 and April 3, 2011, the Company had a weighted average interest rate of 5.9% for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.1% for Q1 2012 compared to 6.0% for Q1 2011. As of April 1, 2012, none of the Company’s debt and capital lease obligations of $596.3 million were subject to changes in short-term interest rates.

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

On September 18, 2008, the Company terminated six outstanding interest rate swap agreements with a notional amount of $225 million receiving $6.2 million in cash proceeds including $1.1 million for previously accrued interest receivable. After accounting for the previously accrued interest receivable, the Company began amortizing a gain of $5.1 million over the remaining term of the underlying debt. As of April 1, 2012, the remaining amount to be amortized was $1.3 million. All of the Company’s interest rate swap agreements were LIBOR-based.

During both Q1 2012 and Q1 2011, the Company amortized deferred gains related to terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $.3 million.

The Company had no interest rate swap agreements outstanding at April 1, 2012, January 1, 2012 and April 3, 2011.

Commodities

The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage commodity price risk. At April 1, 2012, the Company had no derivative instruments to hedge its projected diesel fuel, unleaded gasoline and aluminum purchase requirements. Derivative instruments are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

The Company used derivative instruments to hedge all of the Company’s projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments related to diesel fuel and unleaded gasoline used by the Company’s delivery fleet and other vehicles. The Company used derivative instruments to hedge approximately 75% of the Company’s aluminum purchase requirements in 2011.

The following table summarizes Q1 2012 and Q1 2011 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A”) expenses, of such net gains and losses in the consolidated statements of operations:

		First Quarter
In Thousands	Classification of Gain (Loss)	2012	2011
Fuel hedges — contract premium and contract settlement	S,D&A expenses	$ —	$ 171
Fuel hedges — mark-to-market adjustment	S,D&A expenses	—	(146)
Aluminum hedges — contract premium and contract settlement	Cost of sales	—	521
Aluminum hedges — mark-to-market adjustment	Cost of sales	—	(508)
Total Net Gain		$ —	$ 38

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of April 1, 2012, January 1, 2012 and April 3, 2011:

In Thousands	Balance Sheet Classification	April 1, 2012	Jan. 1, 2012	April 3, 2011
Fuel hedges at fair market value	Prepaid expenses and other current assets	$—	$—	$25
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	—	—	631
Aluminum hedges at fair market value	Prepaid expenses and other current assets	—	—	6,158
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	—	—	2,029
Total		$—	$—	$8,843

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	April 1, 2012		Jan. 1, 2012		April 3, 2011
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(523,260)	$(574,264)	$(523,219)	$(576,127)	$(523,101)	$(564,527)
Deferred compensation plan assets	11,324	11,324	10,709	10,709	9,934	9,934
Deferred compensation plan liabilities	(11,324)	(11,324)	(10,709)	(10,709)	(9,934)	(9,934)
Fuel hedging agreements	—	—	—	—	25	25
Aluminum hedging agreements	—	—	—	—	6,158	6,158

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Value of Financial Instruments

The fair values of the fuel hedging and aluminum hedging agreements at April 3, 2011 represented the estimated amount the Company would have received upon termination of these agreements.

GAAP requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes, by assets and liabilities, the valuation of the Company’s debt, deferred compensation plan, fuel hedging agreements and aluminum hedging agreements:

	April 1, 2012		Jan. 1, 2012		April 3, 2011
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$11,324		$10,709		$9,934
Fuel hedging agreements		$—		$—		$25
Aluminum hedging agreements		—		—		6,158
Liabilities
Public debt securities	574,264		576,127		564,527
Deferred compensation plan liabilities	11,324		10,709		9,934

The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.

The Company’s fuel hedging agreements were based upon NYMEX rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.

The Company’s aluminum hedging agreements were based upon LME rates that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.

The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for Q1 2012 and Q1 2011.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	April 1, 2012	Jan. 1, 2012	April 3, 2011
Accruals for executive benefit plans	$98,937	$96,242	$93,142
Other	17,721	18,060	19,100
Total other liabilities	$116,658	$114,302	$112,242

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

The Company guarantees a portion of SAC’s and Southeastern’s debt and lease obligations. The amounts guaranteed were $36.1 million, $38.3 million and $34.5 million as of April 1, 2012, January 1, 2012 and April 3, 2011, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which was immaterial. The guarantees relate to the debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt and lease obligations, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on April 1, 2012 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $44.8 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of April 1, 2012, SAC had total assets of approximately $46 million and total debt of approximately $22 million. SAC had total revenues for Q1 2012 of approximately $44 million. As of April 1, 2012, Southeastern had total assets of approximately $368 million and total debt of approximately $172 million. Southeastern had total revenue for Q1 2012 of approximately $169 million.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On April 1, 2012, these letters of credit totaled $20.8 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. The requirement to maintain restricted cash for these letters of credit was eliminated in Q1 2012.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of April 1, 2012 amounted to $20.9 million and expire at various dates through 2020.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2012 and Q1 2011 was 46.7% and 37.9%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to noncontrolling interest, for Q1 2012 and Q1 2011 was 49.5% and 40.0%, respectively.

The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2012	2011
Statutory expense	$3,347	$3,675
State income taxes, net of federal effect	413	458
Valuation allowance adjustment	701	—
Noncontrolling interest – Piedmont	(303)	(254)
Manufacturing deduction benefit	(275)	(318)
Meals and entertainment	233	135
Adjustment for uncertain tax positions	146	153
Other, net	205	92
Income tax expense	$4,467	$3,941

As of April 1, 2012, the Company had $4.8 million of uncertain tax positions, including accrued interest, of which $2.4 million would affect the Company’s effective tax rate if recognized. As of January 1, 2012, the Company had $4.7 million of uncertain tax positions, including accrued interest, of which $2.3 million would affect the Company’s effective tax rate if recognized. As of April 3, 2011, the Company had $5.0 million of uncertain tax positions, including accrued interest, of which $2.6 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2012, January 1, 2012, and April 3, 2011, the Company had $.5 million, $.4 million and $.5 million, respectively, of accrued interest related to uncertain tax positions. Income tax expense included interest expense of approximately $35,000 in Q1 2012 and an interest expense of approximately $.1 million in Q1 2011.

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

A summary of accumulated other comprehensive loss for Q1 2012 and Q1 2011 is as follows:

In Thousands	Jan. 1, 2012	Pre-tax Activity	Tax Effect	April 1, 2012
Net pension activity:
Actuarial loss	$(64,789)	$693	$(273)	$(64,369)
Prior service costs	(44)	5	(2)	(41)
Net postretirement benefits activity:
Actuarial loss	(21,244)	613	(241)	(20,872)
Prior service costs	5,251	(379)	149	5,021
Foreign currency translation adjustment	6	(2)	1	5
Total	$(80,820)	$930	$(366)	$(80,256)

In Thousands	Jan. 2, 2011	Pre-tax Activity	Tax Effect	April 3, 2011
Net pension activity:
Actuarial loss	$(51,822)	$518	$(204)	$(51,508)
Prior service costs	(43)	4	(2)	(41)
Net postretirement benefits activity:
Actuarial loss	(17,875)	530	(209)	(17,554)
Prior service costs	6,292	(429)	169	6,032
Transition asset	11	(5)	2	8
Foreign currency translation adjustment	4	(6)	2	—
Total	$(63,433)	$612	$(242)	$(63,063)

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During Q1 2012 and Q1 2011, dividends of $.25 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in Q1 2012 was $.6 million, which was based upon a share price of $62.74 on March 30, 2012. Compensation expense for the Performance Unit Award Agreement recognized in Q1 2011 was $.7 million, which was based upon a share price of $66.79 on April 1, 2011.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

On March 6, 2012 and March 8, 2011, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2011 and 2010, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash in each year to satisfy tax withholding obligations in connection with the vesting of the performance units.

The increase in the total number of shares outstanding in Q1 2012 and Q1 2011 was due to the issuance of the 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement in each year.

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

The components of net periodic pension cost were as follows:

	First Quarter
In Thousands	2012	2011
Service cost	$28	$25
Interest cost	3,124	3,085
Expected return on plan assets	(2,973)	(2,922)
Amortization of prior service cost	5	4
Recognized net actuarial loss	693	518
Net periodic pension cost	$877	$710

The Company contributed $13.7 million to its Company-sponsored pension plans during Q1 2012. The Company has made additional payments of $2.1 million subsequent to the end of Q1 2012.

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

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2012	2011
Service cost	$316	$242
Interest cost	781	708
Amortization of unrecognized transitional assets	—	(5)
Recognized net actuarial loss	613	530
Amortization of prior service cost	(379)	(429)
Net periodic postretirement benefit cost	$1,331	$1,046

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements. The Company matched the first 3% of participants’ contributions for 2011. The Company maintained the option to increase the matching contributions an additional 2%, for a total of 5%, based on the financial results for 2011. The 2% matching contributions were accrued in each quarter during 2011 for a total accrual of $2.8 million. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2011. The Company made this additional contribution payment for 2011 in Q1 2012.

During Q1 2012, the Company decided to change the Company’s matching from fixed to discretionary and no longer automatically matches the first 3% of participants’ contributions. The Company maintains the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years.

The total expense for this benefit, using an estimate for the 5% matching contributions in Q1 2012, was $2.1 million in both Q1 2012 and Q1 2011.

Multi-Employer Benefits

The Company entered into a new agreement in the third quarter of 2008 after one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7% that will be paid to Central States over the next 20 years and was recorded in other liabilities. Including the $3.0 million paid to Southern States in 2008, the Company has paid $6.2 million from the fourth quarter of 2008 through Q1 2012 and will pay approximately $1 million annually over the next 17 years.

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of April 1, 2012, The Coca-Cola Company had a 26.9% interest in the Company’s total outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of the Company’s Class B Common Stock.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2012	2011
Payments by the Company for concentrate, syrup, sweetener and other purchases	$99.3	$90.9
Marketing funding support payments to the Company	(10.1)	(10.6)

Payments by the Company net of marketing funding support	$89.2	$80.3

Payments by the Company for customer marketing programs	$15.0	$11.6
Payments by the Company for cold drink equipment parts	2.3	2.0
Fountain delivery and equipment repair fees paid to the Company	3.0	2.8
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.4	1.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	.7	.6

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $14.9 million and $13.0 million in Q1 2012 and Q1 2011, respectively. Purchases from CCR under this arrangement were $6.9 million and $5.3 million in Q1 2012 and Q1 2011, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $4.7 million and $3.0 million in Q1 2012 and Q1 2011, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.1 million in both Q1 2012 and Q1 2011. Amounts due from CCBSS for rebates on raw materials were $3.6 million, $5.2 million and $2.5 million as of April 1, 2012, January 1, 2012 and April 3, 2011, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $33.9 million and $31.1 million in Q1 2012 and Q1 2011, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.4 million in both Q1 2012 and Q1 2011. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $21.8 million as of April 1, 2012. The Company’s equity investment in SAC was $4.1 million, $4.1 million and $6.8 million as of April 1, 2012, January 1, 2012 and April 3, 2011, respectively.

The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $20.3 million in Q1 2012 and $18.7 million in Q1 2011. In connection with its participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $14.3 million as of April 1, 2012. The Company’s equity investment in one of these entities, Southeastern, was $19.5 million, $17.9 million and $17.9 million as of April 1, 2012, January 1, 2012 and April 3, 2011, respectively.

The Company holds no assets as collateral against SAC or Southeastern guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of April 1, 2012 nor was there any impairment in 2011.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of April 1, 2012 was $25.4 million. Rental payments related to this lease were $.9 million in both Q1 2012 and Q1 2011.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of April 1, 2012 was $26.6 million. Rental payments related to the lease were $1.0 million in both Q1 2012 and Q1 2011.

20. Net Sales by Product Category

Net sales by product category were as follows:

	First Quarter
In Thousands	2012	2011
Bottle/can sales:
Sparkling beverages (including energy products)	$256,717	$243,028
Still beverages	50,904	48,273
Total bottle/can sales	307,621	291,301

Other sales:
Sales to other Coca-Cola bottlers	33,465	36,100
Post-mix and other	36,099	32,228
Total other sales	69,564	68,328
Total net sales	$377,185	$359,629

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2012	2011
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$4,565	$5,913
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	517	511

Total undistributed earnings	$2,263	$3,617

Common Stock undistributed earnings — basic	$1,754	$2,810
Class B Common Stock undistributed earnings — basic	509	807

Total undistributed earnings — basic	$2,263	$3,617

Common Stock undistributed earnings — diluted	$1,746	$2,798
Class B Common Stock undistributed earnings — diluted	517	819

Total undistributed earnings — diluted	$2,263	$3,617

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed earnings — basic	1,754	2,810

Numerator for basic net income per Common Stock share	$3,539	$4,595

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$517	$511
Class B Common Stock undistributed earnings — basic	509	807

Numerator for basic net income per Class B Common Stock share	$1,026	$1,318

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2012	2011
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	517	511
Common Stock undistributed earnings — diluted	2,263	3,617

Numerator for diluted net income per Common Stock share	$4,565	$5,913

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$517	$511
Class B Common Stock undistributed earnings — diluted	517	819

Numerator for diluted net income per Class B Common Stock share	$1,034	$1,330

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2012	2011
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141
Class B Common Stock weighted average shares outstanding — basic	2,073	2,051

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,254	9,232
Class B Common Stock weighted average shares outstanding — diluted	2,113	2,091

Basic net income per share:
Common Stock	$.50	$.64

Class B Common Stock	$.50	$.64

Diluted net income per share:
Common Stock	$.49	$.64

Class B Common Stock	$.49	$.64

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Risks and Uncertainties

Approximately 87% of the Company’s Q1 2012 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 13% of the Company’s Q1 2012 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During both Q1 2012 and Q1 2011, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 22% and 9%, respectively, of the Company’s total bottle/can volume to retail customers in Q1 2012; and accounted for approximately 20% and 10%, respectively, of the Company’s total bottle/can volume to retail customers in Q1 2011. Wal-Mart Stores, Inc. accounted for approximately 15% and approximately 14% of the Company’s total net sales during Q1 2012 and Q1 2011, respectively.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 6% of the Company’s employees expired during 2011 and the Company entered into new agreements in 2011. One collective bargaining agreement covering approximately .4% of the Company’s employees will expire in the third quarter of 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
In Thousands	2012	2011
Accounts receivable, trade, net	$(18,412)	$(14,022)
Accounts receivable from The Coca-Cola Company	(12,384)	(3,175)
Accounts receivable, other	3,616	7,379
Inventories	(9,737)	(7,736)
Prepaid expenses and other current assets	1,011	(1,475)
Accounts payable, trade	9,781	8,100
Accounts payable to The Coca-Cola Company	7,510	9,686
Other accrued liabilities	4,774	337
Accrued compensation	(16,090)	(16,555)
Accrued interest payable	7,014	4,538
Increase in current assets less current liabilities	$(22,917)	$(12,923)

Non-cash activity

Additions to property, plant and equipment of $1.8 million and $2.5 million have been accrued but not paid and are recorded in accounts payable, trade as of April 1, 2012 and April 3, 2011, respectively.

24. New Accounting Pronouncements

Recently Adopted Pronouncements

See Note 1 for discussion of the adoption of new guidance on the presentation of comprehensive income in the consolidated financial statements.

In September 2011, the FASB issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued new guidance that is intended to enhance current disclosures on offsetting financial assets and liabilities. The new guidance requires an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new guidance are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revision of Prior Period Financial Statements

During the second quarter of 2011, Coca-Cola Bottling Co. Consolidated (“the Company”) identified an error in the treatment of accrued additions for property, plant and equipment in the Consolidated Statements of Cash Flows. The Company has revised prior period financial statements to correct this immaterial error. Refer to Note 1 Significant Accounting Policies — Revision of Prior Period Financial Statements for further details. This error affected the Consolidated Statements of Cash Flows and Supplemental Disclosures of Cash Flow Information presented for the first quarter of 2011 and resulted in an understatement of net cash provided by operating activities and net cash used in investing activities for this period. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets for any of these periods. The discussion and analysis included herein is based on the financial results (and revised Consolidated Statements of Cash Flows) for the first quarter ended April 3, 2011.

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

•

Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the first quarter of 2012 (“Q1 2012”) and changes from the first quarter of 2011 (“Q1 2011”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements — a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations — an analysis of the Company’s results of operations for Q1 2012 compared to Q1 2011.

•	Financial Condition — an analysis of the Company’s financial condition as of the end of Q1 2012 compared to year-end 2011 and the end of Q1 2011 as presented in the consolidated financial statements.

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

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had full year net sales of $1.6 billion in 2011.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 83% of the Company’s Q1 2012 bottle/can net sales.

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

The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2012, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

Net sales by product category were as follows:

	First Quarter
In Thousands	2012	2011

Bottle/can sales:
Sparkling beverages (including energy products)	$256,717	$243,028
Still beverages	50,904	48,273

Total bottle/can sales	307,621	291,301

Other sales:
Sales to other Coca-Cola bottlers	33,465	36,100
Post-mix and other	36,099	32,228

Total other sales	69,564	68,328

Total net sales	$377,185	$359,629

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package for many of the Company’s sparkling beverages in select convenience stores and introduced it company wide in 2009. New packaging introductions included the 1.25-liter bottle in 2011, the 7.5-ounce sleek can in 2010 and the 2-liter contour bottle for Coca-Cola products during 2009.

The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze tea, Bean & Body coffee beverages and Fuel in a Bottle power shots. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that may include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusively licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $48.6 million and $45.9 million in Q1 2012 and Q1 2011, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q1 2012

•	a $.7 million additional income tax expense to increase the valuation allowance for certain deferred tax assets of the Company.

Q1 2011

•	a $.1 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 fuel hedging program; and

•	a $.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2011 aluminum hedging program.

The following overview provides a summary of key information concerning the Company’s financial results for Q1 2012 compared to Q1 2011.

	First Quarter			%
In Thousands (Except Per Share Data)	2012	2011	Change	Change
Net sales	$377,185	$359,629	$17,556	4.9
Cost of sales	221,591	210,468	11,123	5.3
Gross margin	155,594	149,161	6,433	4.3
S,D&A expenses	136,961	129,982	6,979	5.4
Income from operations	18,633	19,179	(546)	(2.8)
Interest expense, net	9,071	8,769	302	3.4
Income before taxes	9,562	10,410	(848)	(8.1)
Income tax expense	4,467	3,941	526	13.3
Net income	5,095	6,469	(1,374)	(21.2)
Net income attributable to the Company	4,565	5,913	(1,348)	(22.8)
Basic net income per share:
Common Stock	$.50	$.64	$(.14)	(21.9)
Class B Common Stock	$.50	$.64	$(.14)	(21.9)
Diluted net income per share:
Common Stock	$.49	$.64	$(.15)	(23.4)
Class B Common Stock	$.49	$.64	$(.15)	(23.4)

The Company’s net sales increased 4.9% in Q1 2012 compared to Q1 2011. The increase in net sales was primarily due to a 4.8% increase in bottle/can sales volume in Q1 2012 compared to Q1 2011. The increase in bottle/can sales volume was primarily due to a volume increase in all beverage categories. Bottle/can sales price per unit increased .8% in Q1 2012 compared to Q1 2011.

Gross margin dollars increased 4.3% in Q1 2012 compared to Q1 2011. The Company’s gross margin percentage decreased to 41.3% in Q1 2012 from 41.5% in Q1 2011. The decrease in gross margin percentage was primarily due to higher costs of raw materials partially offset by higher sales price per unit for bottle/can volume.

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the costs of the underlying commodities related to these inputs will continue to face upward pressure and gross margins on all categories of products will be lower throughout the remainder of 2012 compared to 2011 unless rising commodity costs can be offset with price increases.

S,D&A expenses increased 5.4% in Q1 2012 from Q1 2011. The increase in S,D&A expenses in Q1 2012 from Q1 2011 was attributable to increased employee payroll costs including benefit costs, increased marketing expense, fuel costs and increased depreciation expense.

Net interest expense increased 3.4% in Q1 2012 compared to Q1 2011. The increase was primarily due to the Company entering into two new capital leases in Q1 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during Q1 2012 from 6.0% during Q1 2011.

Net debt and capital lease obligations were summarized as follows:

	April 1,	Jan. 1,	April 3,
In Thousands	2012	2012	2011
Debt	$523,260	$523,219	$523,101
Capital lease obligations	73,012	74,054	76,871
Total debt and capital lease obligations	596,272	597,273	599,972
Less: Cash and cash equivalents	57,649	93,758	33,882
Total net debt and capital lease obligations (1)	$538,623	$503,515	$566,090

(1)

The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended January 1, 2012 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any critical accounting policies during Q1 2012. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company elected to report components of comprehensive income in two separate but consecutive statements. The new guidance was effective for the quarter ended April 1, 2012 and was applied retrospectively. The Company’s adoption of the new guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

In September 2011, the FASB issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued new guidance that is intended to enhance current disclosures on offsetting financial assets and liabilities. The new guidance requires an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new guidance are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Q1 2012 Compared to Q1 2011

Net Sales

Net sales increased $17.5 million, or 4.9%, to $377.1 million in Q1 2012 compared to $359.6 million in Q1 2011.

The increase was principally attributable to the following:

Q1 2012	Attributable to:
(In Millions)
$13.9	4.8% increase in bottle/can volume to retail customers primarily due to volume increase in all beverage categories
(4.0)	11.0% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
2.4	.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
1.3	4.1% increase in sale price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in sparkling beverages
0.9	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.8	3.8% increase in post-mix sales price per unit
0.7	Increase in freight revenue
1.5	Other

$17.5	Total increase in net sales

In Q1 2012, the Company’s bottle/can sales to retail customers accounted for 81.6% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

The increase in the Company’s bottle/can net price per unit in Q1 2012 compared to Q1 2011 was primarily due to increases in sales price per unit in sparkling beverages except energy products.

Product category sales volume in Q1 2012 and Q1 2011 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2012	Q1 2011	% Increase
Sparkling beverages (including energy products)	84.7%	85.0%	4.4
Still beverages	15.3%	15.0%	7.0

Total bottle/can sales volume	100.0%	100.0%	4.8

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During both Q1 2012 and Q1 2011, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume during Q1 2012. Wal-Mart Stores, Inc. accounted for approximately 20% of the Company’s total bottle/can volume during Q1 2011. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 9% of the Company’s total bottle/can volume during Q1 2012. Food Lion, LLC accounted for approximately 10% of the Company’s total bottle/can volume during Q1 2011. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $1.7 million and $1.8 million in Q1 2012 and Q1 2011, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 5.3%, or $11.1 million, to $221.6 million in Q1 2012 compared to $210.5 million in Q1 2011.

The increase in cost of sales was principally attributable to the following:

Q1 2012	Attributable to:
(In Millions)
$8.0	4.8% increase in bottle/can volume to retail customers primarily due to a volume increase in all beverage categories
5.7	Increase in raw material costs such as plastic bottles
(3.9)	11.0% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
0.6	Increase in freight cost of goods sold
0.6	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.1	Other

$11.1	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the costs of the underlying commodities related to these inputs will continue to face upward pressure and gross margins on all categories of products will be lower throughout the remainder of 2012 compared to 2011 unless rising commodity costs can be offset with price increases.

The Company entered into an agreement (the “Incidence Pricing Agreement”) in 2008 with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price The Coca-Cola Company charges under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. The Incidence Pricing Agreement has been extended twice and will remain in effect for the purchase of concentrate through December 31, 2013.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $12.4 million for Q1 2012 compared to $12.6 million for Q1 2011.

Gross Margin

Gross margin dollars increased 4.3%, or $6.4 million, to $155.6 million in Q1 2012 compared to $149.2 million in Q1 2011. Gross margin as a percentage of net sales decreased to 41.3% for Q1 2012 from 41.5% for Q1 2011.

The increase in gross margin dollars was principally attributable to the following:

Q1 2012	Attributable to:
(In Millions)
$5.9	4.8% increase in bottle/can volume to retail customers primarily due to a volume increase in all beverage categories
(5.7)	Increase in raw material costs such as plastic bottles
2.4	.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
1.3	4.1% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in sparkling beverages
0.8	3.8% increase in post-mix sales price per unit
0.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.1)	11.0% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
0.1	Increase in freight gross margin
1.4	Other

$6.4	Total increase in gross margin

The decrease in gross margin percentages was primarily due to higher costs of raw materials partially offset by higher sales price per unit for bottle/can volume.

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

S,D&A expenses increased by $7.0 million, or 5.4%, to $137.0 million in Q1 2012 from $130.0 million in Q1 2011. S,D&A expenses as a percentage of net sales increased from 36.1% in Q1 2011 to 36.3% in Q1 2012.

The increase in S,D&A expenses was principally attributable to the following:

Q1 2012	Attributable to:
(In Millions)
$2.4	Increase in employee salaries including bonus and incentive expense
1.2	Increase in marketing expense primarily due to various marketing programs
1.0	Increase in employee benefit costs
0.7	Increase in depreciation expense primarily due to new capital leases
0.5	Increase in fuel costs
1.2	Other

$7.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $48.6 million and $45.9 million in Q1 2012 and Q1 2011, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans increased by $.2 million from $.6 million in Q1 2011 to $.8 million in Q1 2012.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2011. The Company maintained the option to increase the matching contributions an additional 2%, for a total of 5%, based on the financial results for 2011. The 2% matching contributions were accrued in each quarter during 2011 for a total accrual of $2.8 million. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2011. The Company made this additional contribution payment for 2011 in Q1 2012.

During Q1 2012, the Company decided to change the Company’s matching from fixed to discretionary and no longer automatically matches the first 3% of participants’ contributions. The Company maintains the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The total costs for this benefit in Q1 2012 and Q1 2011, using an estimate for the 5% matching contributions in Q1 2012, were $1.9 million and $1.8 million, respectively.

Interest Expense

Net interest expense increased 3.4% in Q1 2012 compared to Q1 2011, respectively. The increase was primarily due to the Company entering into two new capital leases in Q1 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during Q1 2012 from 6.0% during Q1 2011.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2012 and Q1 2011 was 46.7% and 37.9%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to noncontrolling interest, for Q1 2012 and Q1 2011 was 49.5% and 40.0%, respectively.

In Q1 2012, the Company increased its valuation allowance by $.7 million. The net effect of the adjustment was an increase to income tax expense. The increase of the valuation allowance was due mainly to the Company’s assessment of its ability to use certain net operating loss carryforwards. The Company’s effective tax rate for the remainder of 2012 is dependent upon the results of operations and may change if the results in 2012 are different from current expectations.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $.5 million in Q1 2012 compared to $.6 million in Q1 2011 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets of $1.36 billion at April 1, 2012, were unchanged from January 1, 2012 primarily due to increases in accounts receivables and inventories offset by a decrease in cash and cash equivalents.

Net working capital, defined as current assets less current liabilities, decreased by $8.2 million to $1.1 million at April 1, 2012 from January 1, 2012 and decreased by $92.9 million at April 1, 2012 from April 3, 2011.

Significant changes in net working capital from January 1, 2012 were as follows:

•	A decrease in cash and cash equivalents of $33.1 million due to pension payments, bonus payments and other incentive payments.

•	An increase in accounts receivable, trade of $18.4 million primarily due to normal seasonal increase in sales.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $12.4 million and $7.5 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $9.7 million primarily due to a normal seasonal increase in sales.

•	A decrease in accounts payable, trade of $5.3 million due to timing of payments.

•	An increase in other accrued liabilities of $4.8 million primarily due to the timing of payments and an increase in income tax payable.

•	A decrease in accrued compensation of $16.9 million primarily due to the payment of bonuses in March 2012 and a lower bonus accrual in 2012.

•	An increase in accrued interest payable of $7.0 million due to timing of interest payments on long-term debt.

Significant changes in net working capital from April 3, 2011 were as follows:

•	An increase in cash and cash equivalents of $27.3 million primarily due to funds from operations and the timing of payments.

•	An increase in accounts receivable, trade of $13.1 million primarily due to increased sales in March 2012 compared to March 2011.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $5.6 million and $6.9 million, respectively, primarily due to the timing of payments.

•	A decrease in prepaid expenses and other current assets of $6.3 million primarily due to hedging activities in 2011 which did not exist in 2012.

•

An increase in current portion of long-term debt of $120.0 million due to the reclassification of current maturities of long-term debt of $120 million from long-term debt. This is the portion of the $150.0 million of senior notes due November 2012 which is expected to be paid from available cash plus amounts to be borrowed from the uncommitted line of credit. The remaining $30 million of senior notes due 2012 is expected to be paid from amounts to be borrowed on the $200 million five-year unsecured revolving credit facility discussed below.

•	An increase in accounts payable, trade of $5.5 million due to timing of payments.

Debt and capital lease obligations were $596.3 million as of April 1, 2012 compared to $597.3 million as of January 1, 2012 and $600.0 million as of April 3, 2011. Debt and capital lease obligations as of April 1, 2012 included $73.0 million of capital lease obligations related primarily to Company facilities.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facility balances and the issuance of debt and equity securities. Management believes the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

As of April 1, 2012, the Company had all $200 million available under a new $200 million five-year unsecured revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the $200 million facility have the ability to and will meet any funding requests from the Company.

The Company has $150 million of senior notes outstanding that mature in November 2012. The Company expects to use a combination of available cash on hand, borrowings on a $20 million uncommitted line of credit (described below) and borrowings under the $200 million facility to repay these notes when due. The Company has classified $30 million of these senior notes due November 2012 as long-term, representing the portion the Company expects to be paid from borrowings under the $200 million facility.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of April 1, 2012, $523.3 million of the Company’s total outstanding balance of debt and capital lease obligations of $596.3 million was financed through publicly offered debt. The Company had capital lease obligations of $73.0 million as of April 1, 2012. There were no amounts outstanding on either the new $200 million facility or on the Company’s $20 million uncommitted line of credit (described below) as of April 1, 2012.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities, investing activities and financing activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of activity for Q1 2012 and Q1 2011 follows:

	First Quarter
In Millions	2012	2011

Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$—	$9.2
Proceeds from the reduction of restricted cash	3.0	—
Proceeds from the sale of property, plant and equipment	.1	—

Total cash sources	$3.1	$9.2

Cash Uses
Cash used in operating activities (excluding income tax and pension payments)	$3.8	$—
Capital expenditures	14.9	19.5
Payment of debt and capital lease obligations	1.0	.9
Dividends	2.3	2.3
Income tax payments	.4	1.0
Pension payments	13.7	.9
Other	.1	.1

Total cash uses	$36.2	$24.7

Decrease in cash	$(33.1)	$(15.5)

Note: The table above reflects the revision discussed in Note 1 of the consolidated financial statements.

Investing Activities

Additions to property, plant and equipment during Q1 2012 were $10.5 million of which $1.8 million were accrued in accounts payable, trade as unpaid. This compared to $11.6 million in total additions to property, plant and equipment during Q1 2011 of which $2.5 million were accrued in accounts payable, trade as unpaid. Capital expenditures during Q1 2012 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2012 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of April 1, 2012, the Company had all $200 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company. On April 1, 2012, January 1, 2012 and April 3, 2011, the Company had no outstanding borrowings on either $200 million facility.

The Company has $150 million of senior notes which mature in November 2012. The Company expects to use a combination of available cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility to repay the notes when due. The Company has classified $30 million of these senior notes due November 2012 as long-term, representing the portion the Company expects to be paid using the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. The Company had no outstanding borrowings under the uncommitted line of credit on April 1, 2012, January 1, 2012 and April 3, 2011.

In the Q1 2011, the Company entered into leases for two sales distribution centers. Each lease has a term of 15 years with various monthly rental payments. The capital lease obligation incurred for the two leases was $18.6 million.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into seven capital leases.

At April 1, 2012, the Company’s credit ratings were as follows:

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

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $36.1 million of debt and related lease obligations for these entities as of April 1, 2012. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of April 1, 2012, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $72.8 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of April 1, 2012:

	Payments Due by Period
In Thousands	Total	Apr. 2012- Mar. 2013	Apr. 2013- Mar. 2015	Apr. 2015- Mar. 2017	After Mar. 2017
Contractual obligations:
Total debt, net of interest	$523,260	$150,000	$—	$264,757	$108,503
Capital lease obligations, net of interest	73,012	4,780	11,023	13,189	44,020
Estimated interest on long-term debt and capital lease obligations (1)	131,416	31,182	51,075	32,341	16,818
Purchase obligations (2)	207,068	95,570	111,498	—	—
Other long-term liabilities (3)	119,128	10,935	15,947	12,282	79,964
Operating leases	30,379	4,814	6,912	4,814	13,839
Long-term contractual arrangements (4)	20,897	7,602	8,940	2,717	1,638
Postretirement obligations	64,956	3,521	6,413	7,376	47,646
Purchase orders (5)	38,535	38,535	—	—	—
Total contractual obligations	$1,208,651	$346,939	$211,808	$337,476	$312,428

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $4.8 million of uncertain tax positions including accrued interest, as of April 1, 2012 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $2.4 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of April 1, 2012, the Company has $20.8 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company has made contributions to the Company-sponsored pension plans of $13.7 million in Q1 2012. Based on information currently available, the Company anticipates cash contributions during the remainder of 2012 will be between approximately $4 million and approximately $7 million. Postretirement medical care payments are expected to be approximately $3 million in 2012. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.3 million during both Q1 2012 and Q1 2011.

As of April 1, 2012, January 1, 2012 and April 3, 2011, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.9% for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% in Q1 2012 from 6.0% in Q1 2011. None of the Company’s debt and capital lease obligations of $596.3 million as of April 1, 2012 was maintained on a floating rate basis or was subject to changes in short-term interest rates.

Fuel Hedging

The Company used derivative instruments to hedge substantially all of the projected diesel fuel and unleaded gasoline purchases used in the Company’s delivery fleet and other vehicles for the second, third and fourth quarters of 2011. The Company paid a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounted for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

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

The net impact of the Company’s fuel hedging program was to decrease fuel costs by $25,000 in Q1 2011.

There were no outstanding fuel derivative agreements during Q1 2012 or as of April 1, 2012.

Aluminum Hedging

During the second quarter of 2009, the Company entered into derivative instruments to hedge approximately 75% of the projected 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

The net impact of the Company’s aluminum hedging program was to decrease cost of sales by $13,000 in Q1 2011.

There were no outstanding aluminum derivative agreements during Q1 2012 or as of April 1, 2012.

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

•

the Company’s expectations to pay the $150 million of senior notes which mature in November 2012 with available cash on hand, borrowings on the $20 million uncommitted line of credit and under the $200 million facility;

•

the Company’s belief that the cooperatives whose debt and lease obligations the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt and lease agreements;

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions during the remainder of 2012 to its two Company-sponsored pension plans will be between approximately $4 million and approximately $7 million;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $3.5 million in 2012;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2012;

•	the Company’s belief that cash requirements for income taxes will be in the range of $12 million to $17 million in 2012;

•	the Company’s expectation that additions to property, plant and equipment in 2012 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

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

•

the Company’s expectations that raw material costs will rise significantly in 2012 and that gross margins will be lower throughout the remainder of 2012 compared to 2011 if these costs cannot be offset with price increases.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part I. Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended January 1, 2012.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically use interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of April 1, 2012. None of the Company’s debt and capital lease obligations of $596.3 million as of April 1, 2012 was subject to changes in short-term interest rates.

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

The Company entered into derivative instruments to hedge substantially all of the Company’s projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments relate to diesel fuel and unleaded gasoline used by the Company’s delivery fleet and other vehicles. The Company paid a fee for these instruments which was amortized over the corresponding period of the instrument. The Company accounts for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

During the second quarter of 2009, the Company entered into derivative instruments to hedge approximately 75% of the projected 2011 aluminum purchase requirements. The Company paid a fee for these instruments which was amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

There were no outstanding derivative agreements as of April 1, 2012.

Effects of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 3.0% in 2011 compared to 1.5% in 2010 and 2.7% in 2009. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and have in recent years increased at a faster rate than the rate of inflation as measured by the consumer price index.

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs, both of goods sold and selling, general and administrative costs. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover these increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2012.

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012.

Item 5. Other Information.

Stockholder Approval of Amended and Restated Annual Bonus Plan and Amended and Restated Long-Term Performance Plan – On May 8, 2012, the stockholders of the Company approved the Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan (the “Annual Bonus Plan”). The Annual Bonus Plan has been amended to provide the Company more flexibility in determining the performance measures under the Annual Bonus Plan. A summary description of the Annual Bonus Plan is included in the Company’s proxy statement dated March 28, 2012 (the “Proxy Statement”). That summary description and the brief description of the Annual Bonus Plan that follows are each subject, in all respects, to the terms of the Annual Bonus Plan, which is attached to the Proxy Statement as Appendix C and filed as an exhibit to this Quarterly Report on Form 10-Q.

The Annual Bonus Plan authorizes the grant of cash awards to any officer of the Company, including officers who are directors, and to other employees who hold key positions.

The Annual Bonus Plan is administered by the Compensation Committee of the Board of Directors or, at the discretion of the Compensation Committee, a subcommittee of the Compensation Committee consisting only of those members of the Compensation Committee who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee has the authority to select participants to be eligible to receive cash awards under the Annual Bonus Plan, to modify the performance measures or the related minimum acceptable level of achievement under the Annual Bonus Plan and to decrease or eliminate awards under the Annual Bonus Plan.

The Annual Bonus Plan provides that no individual participant may receive a bonus under the Annual Bonus Plan for any single fiscal year in excess of $2 million.

If a participant’s employment is terminated for any reason, other than total disability, retirement, death or a change in control of the Company, the participant will forfeit any right to an award under the Annual Bonus Plan. In unusual circumstances, however, the Compensation Committee may waive such forfeiture in its sole discretion.

The Compensation Committee is authorized to amend, modify or terminate the Annual Bonus Plan retroactively at any time in any manner that would not cause payments to “covered employees” under the Annual Bonus Plan to cease to qualify as “performance-based compensation” under Section 162(m). Any amendment that would cause payments to “covered employees” under the Annual Bonus Plan to cease to qualify as “performance-based compensation” under Section 162(m) requires the approval of the Company’s Board of Directors.

On May 8, 2012, the Company’s stockholders also approved the Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan (the “Long-Term Performance Plan”). The Long-Term Performance Plan expands the available performance measures used in calculating awards under the Long-Term Performance Plan, permits awards to be paid in the form of stock as well as cash, at the election of the Compensation Committee, expands the types of awards the Compensation Committee may grant to eligible participants to include options to buy shares of Company common stock and shares of stock or units denominated in shares of stock subject to transfer restrictions and permits awards to non-employee directors of the Company. A summary description of the Long-Term Performance Plan is included in the Company’s Proxy Statement. That summary description and the brief description of the Long-Term Performance Plan that follows are each subject, in all respects, to the terms of the Long-Term Performance Plan, which is attached to the Proxy Statement as Appendix D and filed as an exhibit to this Quarterly Report on Form 10-Q.

The Long-Term Performance Plan authorizes the grant of awards to eligible employees and non-employee directors in cash, stock, restricted stock, restricted stock units and stock options. The Company has reserved 250,000 shares of its common stock for future awards under the Long-Term Performance Plan.

The Long-Term Performance Plan is administered by the Compensation Committee of the Board of Directors or, at the discretion of the Compensation Committee, a subcommittee of the Compensation Committee consisting only of those members of the Compensation Committee who are “outside directors” for purposes of Section 162(m). The Compensation Committee has the authority to select participants to be eligible to receive awards under the Long-Term Performance Plan.

If a participant’s employment is terminated for any reason, other than total disability, retirement, death or a change in control of the Company, the participant will forfeit any right to an award under the Long-Term Performance Plan. In unusual circumstances, however, the Compensation Committee may waive such forfeiture in its sole discretion.

The Board of Directors or the Compensation Committee may at any time amend, modify or terminate the Long-Term Performance Plan, provided that any amendment that must be approved by the stockholders of the Company in order to comply with applicable law will not be effective unless and until such approval has been obtained. No termination, amendment, or modification of the Long-Term Performance Plan may “reprice” outstanding options without the further approval of the stockholders of the Company or adversely affect any award previously granted under the Long-Term Performance Plan, without the written consent of the participant.

Submission of Matters to a Vote of Security Holders – The Company held its Annual Meeting of Stockholders on May 8, 2012. At the meeting, stockholders elected all twelve of the directors nominated by the Board of Directors. Each director received a greater number of votes cast “for” his or her election than votes “withheld” from his or her election as reflected below. In addition, stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2012 and approved the Annual Bonus Plan and the Long-Term Performance Plan. Set forth below are the final voting results for each of the proposals.

Proposal #1 – Election of twelve directors:

Director Name	For	Withheld	Broker Non-Votes
J. Frank Harrison, III	45,637,846	1,335,115	1,251,612
H.W. McKay Belk	45,983,067	989,894	1,251,612
Alexander B. Cummings, Jr.	46,322,904	650,057	1,251,612
Sharon A. Decker	46,880,787	92,174	1,251,612
William B. Elmore	45,560,786	1,412,175	1,251,612
Morgan H. Everett	46,320,733	652,228	1,251,612
Deborah H. Everhart	46,317,831	655,130	1,251,612
Henry W. Flint	46,321,867	651,094	1,251,612
William H. Jones	46,883,347	89,614	1,251,612
James H. Morgan	45,955,885	1,017,076	1,251,612
John W. Murrey, III	46,881,465	91,496	1,251,612
Dennis A. Wicker	45,982,726	990,235	1,251,612

Proposal #2 – Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2012:

For	Against	Abstain	Broker Non-Votes
48,179,856	16,226	28,491	—

Proposal #3 – Approval of the Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan:

For	Against	Abstain	Broker Non-Votes
46,930,589	35,443	6,929	1,251,612

Proposal #4 – Approval of the Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan:

For	Against	Abstain	Broker Non-Votes
46,894,692	71,296	6,973	1,251,612

Item 6. Exhibits.

Exhibit Number	Description
4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2012 (incorporated herein by reference to Appendix C to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286)).

10.2	Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan, effective January 1, 2012 (incorporated herein by reference to Appendix D to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286)).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Financial statement from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended April 1, 2012, filed on May 11, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 11, 2012	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant and
Senior Vice President, Shared Services and Chief Financial Officer

Date: May 11, 2012	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and
Vice President of Operations Finance and Chief Accounting Officer