Form 10-Q
period 2012-07-01
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2012-08-10
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,088,842

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2012	2011	2012	2011
Net sales	$430,693	$422,893	$807,878	$782,522
Cost of sales	257,280	257,320	478,871	467,788

Gross margin	173,413	165,573	329,007	314,734
Selling, delivery and administrative expenses	144,864	137,153	281,825	267,135

Income from operations	28,549	28,420	47,182	47,599
Interest expense, net	9,079	9,042	18,150	17,811

Income before income taxes	19,470	19,378	29,032	29,788
Income tax expense	7,570	7,394	12,037	11,335

Net income	11,900	11,984	16,995	18,453
Less: Net income attributable to noncontrolling interest	1,153	883	1,683	1,439

Net income attributable to Coca-Cola Bottling Co. Consolidated	$10,747	$11,101	$15,312	$17,014

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.16	$1.21	$1.66	$1.85

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.16	$1.21	$1.66	$1.85

Weighted average number of Class B Common Stock shares outstanding	2,089	2,067	2,081	2,059

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.16	$1.20	$1.65	$1.84

Weighted average number of Common Stock shares outstanding – assuming dilution	9,270	9,248	9,262	9,240

Class B Common Stock	$1.16	$1.20	$1.65	$1.83

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,129	2,107	2,121	2,099

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	Second Quarter		First Half
	2012	2011	2012	2011
Net income	$11,900	$11,984	$16,995	$18,453

Other comprehensive income, net of tax
Foreign currency translation adjustment	1	(1)	0	(5)
Defined benefit plans amortization included in pension costs:
Actuarial loss	421	314	841	628
Prior service costs	3	3	6	5
Postretirement benefits amortization included in benefits costs:
Actuarial loss	371	321	743	642
Prior service costs	(229)	(260)	(459)	(520)
Transition asset	0	(3)	0	(6)

Other comprehensive income, net of tax	567	374	1,131	744

Comprehensive income	12,467	12,358	18,126	19,197
Less: Comprehensive income attributable to noncontrolling interest	1,153	883	1,683	1,439

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$11,314	$11,475	$16,443	$17,758

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	July 1,	Jan. 1,	July 3,
	2012	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$78,328	$90,758	$26,169
Restricted cash	0	3,000	3,000
Accounts receivable, trade, less allowance for doubtful accounts of $1,543, $1,521 and $1,576, respectively	120,706	105,515	126,228
Accounts receivable from The Coca-Cola Company	22,301	8,439	26,153
Accounts receivable, other	11,427	15,874	9,390
Inventories	76,776	66,158	75,157
Prepaid expenses and other current assets	21,832	22,069	24,822

Total current assets	331,370	311,813	290,919

Property, plant and equipment, net	305,342	312,789	319,121
Leased property under capital leases, net	57,052	59,804	62,796
Other assets	54,020	49,604	52,316
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,231	4,439	4,645

Total	$1,374,736	$1,361,170	$1,352,518

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	July 1,	Jan. 1,	July 3,
	2012	2012	2011
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$120,000	$120,000	$0
Current portion of obligations under capital leases	4,975	4,574	4,174
Accounts payable, trade	43,039	42,203	46,546
Accounts payable to The Coca-Cola Company	48,777	34,150	48,990
Other accrued liabilities	77,042	66,922	65,488
Accrued compensation	20,460	29,218	20,955
Accrued interest payable	5,107	5,448	5,529

Total current liabilities	319,400	302,515	191,682

Deferred income taxes	141,436	142,260	141,253
Pension and postretirement benefit obligations	122,254	138,156	111,737
Other liabilities	115,143	114,302	112,537
Obligations under capital leases	67,027	69,480	71,828
Long-term debt	403,301	403,219	523,139

Total liabilities	1,168,561	1,169,932	1,152,176

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,716,956, 2,694,636 and 2,694,636 shares, respectively	2,715	2,693	2,693
Capital in excess of par value	107,600	106,201	106,140
Retained earnings	164,979	154,277	147,287
Accumulated other comprehensive loss	(79,689)	(80,820)	(62,689)

	205,809	192,555	203,635
Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	144,555	131,301	142,381
Noncontrolling interest	61,620	59,937	57,961

Total equity	206,175	191,238	200,342

Total	$1,374,736	$1,361,170	$1,352,518

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity

Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$134,872	$(63,433)	$(61,254)	$127,895	$56,522	$184,417
Net income				17,014			17,014	1,439	18,453
Other comprehensive income, net of tax					744		744		744
Cash dividends paid
Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,028)			(1,028)		(1,028)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327

Balance on July 3, 2011	$10,204	$2,693	$106,140	$147,287	$(62,689)	$(61,254)	$142,381	$57,961	$200,342

Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$154,277	$(80,820)	$(61,254)	$131,301	$59,937	$191,238
Net income				15,312			15,312	1,683	16,995
Other comprehensive income, net of tax					1,131		1,131		1,131
Cash dividends paid
Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,039)			(1,039)		(1,039)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421

Balance on July 1, 2012	$10,204	$2,715	$107,600	$164,979	$(79,689)	$(61,254)	$144,555	$61,620	$206,175

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Half
	2012	2011
Cash Flows from Operating Activities
Net income	$16,995	$18,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30,841	30,096
Amortization of intangibles	208	226
Deferred income taxes	2,196	160
Loss on sale of property, plant and equipment	392	451
Amortization of debt costs	1,154	1,141
Amortization of deferred gain related to terminated interest rate agreements	(615)	(609)
Stock compensation expense	1,286	1,347
Increase in current assets less current liabilities	(14,062)	(24,493)
Increase in other noncurrent assets	(5,231)	(6,925)
Decrease in other noncurrent liabilities	(16,336)	(1,279)
Other	0	(8)

Total adjustments	(167)	107

Net cash provided by operating activities	16,828	18,560

Cash Flows from Investing Activities
Additions to property, plant and equipment	(25,483)	(32,187)
Proceeds from the sale of property, plant and equipment	153	53
Change in restricted cash	3,000	500

Net cash used in investing activities	(22,330)	(31,634)

Cash Flows from Financing Activities
Cash dividends paid	(4,610)	(4,599)
Principal payments on capital lease obligations	(2,260)	(1,904)
Other	(58)	(126)

Net cash used in financing activities	(6,928)	(6,629)

Net decrease in cash	(12,430)	(19,703)
Cash at beginning of period	90,758	45,872

Cash at end of period	$78,328	$26,169

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,421	$1,327
Capital lease obligations incurred	209	18,644

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

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

Historically, operating results for the second quarter of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

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

Noncontrolling interest as of July 1, 2012, January 1, 2012 and July 3, 2011 primarily represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4.	Inventories

Inventories were summarized as follows:

	July 1,	Jan. 1,	July 3,
In Thousands	2012	2012	2011
Finished products	$45,958	$33,394	$46,398
Manufacturing materials	11,285	14,061	10,777
Plastic shells, plastic pallets and other inventories	19,533	18,703	17,982

Total inventories	$76,776	$66,158	$75,157

5.	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	July 1,	Jan. 1,	July 3,	Estimated
In Thousands	2012	2012	2011	Useful Lives
Land	$12,537	$12,537	$12,751
Buildings	118,713	118,603	120,473	8-50 years
Machinery and equipment	136,781	138,268	138,057	5-20 years
Transportation equipment	157,980	153,252	152,139	4-17 years
Furniture and fixtures	39,622	41,170	39,271	3-10 years
Cold drink dispensing equipment	317,694	312,221	315,607	5-15 years
Leasehold and land improvements	76,214	74,500	72,901	5-20 years
Software for internal use	72,434	70,648	70,212	3-10 years
Construction in progress	2,497	3,796	5,662

Total property, plant and equipment, at cost	934,472	924,995	927,073
Less: Accumulated depreciation and amortization	629,130	612,206	607,952

Property, plant and equipment, net	$305,342	$312,789	$319,121

Depreciation and amortization expense was $15.3 million in both the second quarter of 2012 (“Q2 2012”) and the second quarter of 2011 (“Q2 2011”). Depreciation and amortization expense was $30.8 million and $30.1 million in the first half of 2012 (“YTD 2012”) and the first half of 2011 (“YTD 2011”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6.	Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	July 1,	Jan. 1,	July 3,	Estimated
In Thousands	2012	2012	2011	Useful Lives
Leased property under capital leases	$94,180	$95,509	$95,521	3-20 years
Less: Accumulated amortization	37,128	35,705	32,725

Leased property under capital leases, net	$57,052	$59,804	$62,796

As of July 1, 2012, real estate represented $56.8 million of the leased property under capital leases and $38.7 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.

The Company’s outstanding obligations for capital leases were $72.0 million, $74.1 million and $76.0 million as of July 1, 2012, January 1, 2012 and July 3, 2011, respectively.

7.	Franchise Rights and Goodwill

There were no changes in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2012, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

8.	Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	July 1,	Jan. 1,	July 3,	Estimated
In Thousands	2012	2012	2011	Useful Lives
Other identifiable intangible assets	$8,557	$8,557	$8,675	1-20 years
Less: Accumulated amortization	4,326	4,118	4,030

Other identifiable intangible assets, net	$4,231	$4,439	$4,645

Other identifiable intangible assets primarily represent customer relationships and distribution rights.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9.	Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	July 1,	Jan. 1,	July 3,
In Thousands	2012	2012	2011
Accrued marketing costs	$14,546	$16,743	$14,069
Accrued insurance costs	19,589	18,880	18,465
Accrued taxes (other than income taxes)	2,955	1,636	2,928
Accrued income taxes	5,000	0	9,922
Employee benefit plan accruals	14,092	12,348	11,246
Checks and transfers yet to be presented for payment from zero balance cash accounts	13,821	8,608	0
All other accrued liabilities	7,039	8,707	8,858

Total other accrued liabilities	$77,042	$66,922	$65,488

10.	Debt

Debt was summarized as follows:

		Interest	Interest	July 1,	Jan.1,	July 3,
In Thousands	Maturity	Rate	Paid	2012	2012	2011

Senior Notes	2012	5.00%	Semi-annually	$150,000	$150,000	$150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,456)	(1,538)	(1,618)

				523,301	523,219	523,139
Less: Current portion of debt				120,000	120,000	0

Long-term debt				$403,301	$403,219	$523,139

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10.	Debt

On September 21, 2011, the Company entered into a new $200 million five-year unsecured revolving credit agreement (“$200 million facility”) replacing the existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007 scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On July 1, 2012, January 1, 2012 and July 3, 2011, the Company had no outstanding borrowings on either $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On July 1, 2012, January 1, 2012 and July 3, 2011, the Company had no outstanding borrowings under the uncommitted line of credit.

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

As of July 1, 2012, January 1, 2012 and July 3, 2011, the Company had a weighted average interest rate of 5.9% for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.1% for YTD 2012 compared to 6.0% for YTD 2011. As of July 1, 2012, none of the Company’s debt and capital lease obligations of $595.3 million were subject to changes in short-term interest rates.

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

Interest

As of July 1, 2012, the Company has $1.0 million in gains from terminated interest rate swap agreements to be amortized ($.3 million over the next 5 months and $.7 million over the next 33 months).

During both YTD 2012 and YTD 2011, the Company amortized deferred gains related to terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $.6 million.

The Company had no interest rate swap agreements outstanding at July 1, 2012, January 1, 2012 and July 3, 2011.

Commodities

The Company is subject to the risk of loss arising from adverse changes in commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage commodity price risk. Derivative instruments are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows. The Company suspended the use of derivative instruments to hedge its projected diesel fuel, unleaded gasoline and aluminum purchase requirements at the end of 2011.

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

The following table summarizes Q2 2012 and Q2 2011 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A”) expenses, of such net gains and losses in the consolidated statements of operations:

		Second Quarter
In Thousands	Classification of Gain (Loss)	2012	2011
Fuel hedges – contract premium and contract settlement	S,D&A expenses	$0	$(105)
Fuel hedges – mark-to-market adjustment	S,D&A expenses	0	(25)
Aluminum hedges – contract premium and contract settlement	Cost of sales	0	783
Aluminum hedges – mark-to-market adjustment	Cost of sales	0	(1,708)

Total Net Gain (Loss)		$0	$(1,055)

The following table summarizes YTD 2012 and YTD 2011 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A”) expenses, of such net gains and losses in the consolidated statements of operations:

		First Half
In Thousands	Classification of Gain (Loss)	2012	2011
Fuel hedges – contract premium and contract settlement	S,D&A expenses	$0	$66
Fuel hedges – mark-to-market adjustment	S,D&A expenses	0	(171)
Aluminum hedges – contract premium and contract settlement	Cost of sales	0	1,304
Aluminum hedges – mark-to-market adjustment	Cost of sales	0	(2,216)

Total Net Gain (Loss)		$0	$(1,017)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11.	Derivative Financial Instruments

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company as of July 1, 2012, January 1, 2012 and July 3, 2011:

	Balance Sheet	July 1,	Jan. 1,	July 3,
In Thousands	Classification	2012	2012	2011
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	$0	$0	$526
Aluminum hedges at fair market value	Prepaid expenses and other current assets	0	0	4,450
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	0	0	1,316

Total		$0	$0	$6,292

12.	Fair Value of Financial Instruments

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	July 1, 2012		Jan. 1, 2012		July 3, 2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$(523,301)	$(579,386)	$(523,219)	$(576,127)	$(523,139)	$(569,324)
Deferred compensation plan assets	12,164	12,164	10,709	10,709	11,133	11,133
Deferred compensation plan liabilities	(12,164)	(12,164)	(10,709)	(10,709)	(11,133)	(11,133)
Aluminum hedging agreements	0	0	0	0	4,450	4,450

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s debt, deferred compensation plan, fuel hedging agreements and aluminum hedging agreements:

	July 1, 2012		Jan. 1, 2012		July 3, 2011
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$12,164		$10,709		$11,133
Aluminum hedging agreements		$0		$0		$4,450
Liabilities
Public debt securities	579,386		576,127		569,324
Deferred compensation plan liabilities	12,164		10,709		11,133

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

13.	Other Liabilities

Other liabilities were summarized as follows:

	July 1,	Jan. 1,	July 3,
In Thousands	2012	2012	2011
Accruals for executive benefit plans	$97,634	$96,242	$93,423
Other	17,509	18,060	19,114

Total other liabilities	$115,143	$114,302	$112,537

14.	Commitments and Contingencies

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

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $37.8 million, $38.3 million and $41.1 million as of July 1, 2012, January 1, 2012 and July 3, 2011, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which was immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on July 1, 2012 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $44.8 million for Southeastern.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14.	Commitments and Contingencies

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of July 1, 2012, SAC had total assets of approximately $44 million and total debt of approximately $26 million. SAC had total revenues for YTD 2012 of approximately $91 million. As of July 1, 2012, Southeastern had total assets of approximately $371 million and total debt of approximately $167 million. Southeastern had total revenue for YTD 2012 of approximately $363 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On July 1, 2012, these letters of credit totaled $20.8 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in Q2 2011. The requirement to maintain restricted cash for these letters of credit was eliminated in the first quarter of 2012.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of July 1, 2012 amounted to $23.3 million and expire at various dates through 2020.

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

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2012 and YTD 2011 was 41.5% and 38.1%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to noncontrolling interest, for YTD 2012 and YTD 2011 was 44.0% and 40.0%, respectively.

The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2012	2011
Statutory expense	$10,161	$10,479
State income taxes, net of federal effect	1,257	1,305
Valuation allowance adjustment	774	0
Noncontrolling interest – Piedmont	(788)	(626)
Manufacturing deduction benefit	(852)	(867)
Meals and entertainment	602	442
Adjustment for uncertain tax positions	358	363
Other, net	525	239

Income tax expense	$12,037	$11,335

As of July 1, 2012, the Company had $5.1 million of uncertain tax positions, including accrued interest, of which $2.6 million would affect the Company’s effective tax rate if recognized. As of January 1, 2012, the Company had $4.7 million of uncertain tax positions, including accrued interest, of which $2.3 million would affect the Company’s effective tax rate if recognized. As of July 3, 2011, the Company had $5.2 million of uncertain tax positions, including accrued interest, of which $2.8 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2012, January 1, 2012, and July 3, 2011, the Company had $.5 million, $.4 million and $.5 million, respectively, of accrued interest related to uncertain tax positions. Income tax expense included interest expense of approximately $.1 million in both YTD 2012 and YTD 2011.

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

A summary of accumulated other comprehensive loss for Q2 2012 and Q2 2011 is as follows:

	April 1,	Pre-tax	Tax	July 1,
In Thousands	2012	Activity	Effect	2012
Net pension activity:
Actuarial loss	$(64,369)	$694	$(273)	$(63,948)
Prior service costs	(41)	5	(2)	(38)
Net postretirement benefits activity:
Actuarial loss	(20,872)	612	(241)	(20,501)
Prior service costs	5,021	(379)	150	4,792
Foreign currency translation adjustment	5	2	(1)	6

Total	$(80,256)	$934	$(367)	$(79,689)

	April 3,	Pre-tax	Tax	July 3,
In Thousands	2011	Activity	Effect	2011
Net pension activity:
Actuarial loss	$(51,508)	$518	$(204)	$(51,194)
Prior service costs	(41)	4	(1)	(38)
Net postretirement benefits activity:
Actuarial loss	(17,554)	530	(209)	(17,233)
Prior service costs	6,032	(429)	169	5,772
Transition asset	8	(5)	2	5
Foreign currency translation adjustment	0	(2)	1	(1)

Total	$(63,063)	$616	$(242)	$(62,689)

A summary of accumulated other comprehensive loss for YTD 2012 and YTD 2011 is as follows:

	Jan. 1,	Pre-tax	Tax	July 1,
In Thousands	2012	Activity	Effect	2012
Net pension activity:
Actuarial loss	$(64,789)	$1,387	$(546)	$(63,948)
Prior service costs	(44)	10	(4)	(38)
Net postretirement benefits activity:
Actuarial loss	(21,244)	1,225	(482)	(20,501)
Prior service costs	5,251	(758)	299	4,792
Foreign currency translation adjustment	6	0	0	6

Total	$(80,820)	$1,864	$(733)	$(79,689)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16.	Accumulated Other Comprehensive Loss

	Jan. 2,	Pre-tax	Tax	July 3,
In Thousands	2011	Activity	Effect	2011
Net pension activity:
Actuarial loss	$(51,822)	$1,036	$(408)	$(51,194)
Prior service costs	(43)	8	(3)	(38)
Net postretirement benefits activity:
Actuarial loss	(17,875)	1,060	(418)	(17,233)
Prior service costs	6,292	(858)	338	5,772
Transition asset	11	(10)	4	5
Foreign currency translation adjustment	4	(8)	3	(1)

Total	$(63,433)	$1,228	$(484)	$(62,689)

17.	Capital Transactions

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2012 and YTD 2011, dividends of $.50 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in YTD 2012 was $1.3 million, which was based upon a share price of $64.28 on June 29, 2012. Compensation expense for the Performance Unit Award Agreement recognized in YTD 2011 was $1.3 million, which was based upon a share price of $67.33 on July 1, 2011.

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

The increase in the total number of shares outstanding in YTD 2012 and YTD 2011 was due to the issuance of the 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement in each year.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18.	Benefit Plans

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
In Thousands	2012	2011	2012	2011
Service cost	$27	$25	$55	$50
Interest cost	3,123	3,085	6,247	6,170
Expected return on plan assets	(2,972)	(2,922)	(5,945)	(5,844)
Amortization of prior service cost	5	4	10	8
Recognized net actuarial loss	694	518	1,387	1,036

Net periodic pension cost	$877	$710	$1,754	$1,420

The Company contributed $15.7 million to its Company-sponsored pension plans during YTD 2012. The Company has made additional payments of $2.1 million subsequent to the end of Q2 2012.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2012	2011	2012	2011
Service cost	$316	$242	$632	$484
Interest cost	782	708	1,563	1,416
Amortization of unrecognized transitional assets	0	(5)	0	(10)
Recognized net actuarial loss	612	530	1,225	1,060
Amortization of prior service cost	(379)	(429)	(758)	(858)

Net periodic postretirement benefit cost	$1,331	$1,046	$2,662	$2,092

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements. The Company matched the first 3% of participants’ contributions for 2011. Based on the Company’s financial results, the Company decided to increase the matching contributions an additional 2% for the entire year of 2011. The Company made this additional contribution payment accrued in 2011 in the first quarter of 2012.

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

The total expense for this benefit, using the Company’s best estimate of the 5% matching contributions in YTD 2012, was $4.3 million in both YTD 2012 and YTD 2011.

Multi-Employer Benefits

The Company entered into a new agreement in the third quarter of 2008 after one of its collective bargaining contracts expired in July 2008. The new agreement allowed the Company to freeze its liability to Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As a result of freezing the Company’s liability to Central States, the Company recorded a charge of $13.6 million in 2008. The Company paid $3.0 million in 2008 to the Southern States Savings and Retirement Plan (“Southern States”) under the agreement to freeze the Central States liability. The remaining $10.6 million was the present value amount, using a discount rate of 7% that will be paid to Central States over the next 20 years and was recorded in other liabilities. Including the $3.0 million paid to Southern States in 2008, the Company has paid $6.4 million from the fourth quarter of 2008 through Q2 2012 and will pay approximately $1 million annually over the next 17 years.

19.	Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of July 1, 2012, The Coca-Cola Company had a 26.9% interest in the Company’s total outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of the Company’s Class B Common Stock.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19.	Related Party Transactions

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2012	2011
Payments by the Company for concentrate, syrup, sweetener and other purchases	$209.5	$201.8
Marketing funding support payments to the Company	(21.5)	(23.0)

Payments by the Company net of marketing funding support	$188.0	$178.8

Payments by the Company for customer marketing programs	$29.4	$25.5
Payments by the Company for cold drink equipment parts	4.9	4.4
Fountain delivery and equipment repair fees paid to the Company	6.1	5.6
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.8	2.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	1.5	1.0

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $33.6 million and $28.8 million in YTD 2012 and YTD 2011, respectively. Purchases from CCR under this arrangement were $15.0 million and $11.4 million in YTD 2012 and YTD 2011, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $12.0 million and $8.1 million in YTD 2012 and YTD 2011, respectively.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.2 million in both YTD 2012 and YTD 2011. Amounts due from CCBSS for rebates on raw materials were $3.5 million, $5.2 million and $4.6 million as of July 1, 2012, January 1, 2012 and July 3, 2011, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $70.8 million and $68.7 million in YTD 2012 and YTD 2011, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.8 million in both YTD 2012 and YTD 2011. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $23.9 million as of July 1, 2012. The Company’s equity investment in SAC was $4.1 million, $4.1 million and $6.8 million as of July 1, 2012, January 1, 2012 and July 3, 2011, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19.	Related Party Transactions

The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $42.1 million in YTD 2012 and $41.2 million in YTD 2011. In connection with its participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $13.9 million as of July 1, 2012. The Company’s equity investment in one of these entities, Southeastern, was $19.5 million, $17.9 million and $17.9 million as of July 1, 2012, January 1, 2012 and July 3, 2011, respectively.

The Company holds no assets as collateral against SAC or Southeastern guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of July 1, 2012 nor was there any impairment in 2011.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of July 1, 2012 was $25.0 million. Rental payments related to this lease were $1.7 million in both YTD 2012 and YTD 2011.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of July 1, 2012 was $26.1 million. Rental payments related to the lease were $2.0 million in both YTD 2012 and YTD 2011.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20.	Net Sales by Product Category

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2012	2011	2012	2011
Bottle/can sales:
Sparkling beverages (including energy products)	$281,644	$281,058	$538,361	$524,086
Still beverages	66,907	64,068	117,811	112,341

Total bottle/can sales	348,551	345,126	656,172	636,427

Other sales:
Sales to other Coca-Cola bottlers	39,230	41,998	72,695	78,098
Post-mix and other	42,912	35,769	79,011	67,997

Total other sales	82,142	77,767	151,706	146,095

Total net sales	$430,693	$422,893	$807,878	$782,522

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21.	Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2012	2011	2012	2011
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$10,747	$11,101	$15,312	$17,014
Less dividends:
Common Stock	1,785	1,785	3,571	3,571
Class B Common Stock	522	517	1,039	1,028

Total undistributed earnings	$8,440	$8,799	$10,702	$12,415

Common Stock undistributed earnings – basic	$6,530	$6,824	$8,287	$9,636
Class B Common Stock undistributed earnings – basic	1,910	1,975	2,415	2,779

Total undistributed earnings – basic	$8,440	$8,799	$10,702	$12,415

Common Stock undistributed earnings – diluted	$6,502	$6,794	$8,251	$9,595
Class B Common Stock undistributed earnings – diluted	1,938	2,005	2,451	2,820

Total undistributed earnings – diluted	$8,440	$8,799	$10,702	$12,415

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,571
Common Stock undistributed earnings – basic	6,530	6,824	8,287	9,636

Numerator for basic net income per Common Stock share	$8,315	$8,609	$11,858	$13,207

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$522	$517	$1,039	$1,028
Class B Common Stock undistributed earnings – basic	1,910	1,975	2,415	2,779

Numerator for basic net income per Class B Common Stock share	$2,432	$2,492	$3,454	$3,807

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21.	Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2012	2011	2012	2011
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	522	517	1,039	1,028
Common Stock undistributed earnings – diluted	8,440	8,799	10,702	12,415

Numerator for diluted net income per Common Stock share	$10,747	$11,101	$15,312	$17,014

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$522	$517	$1,039	$1,028
Class B Common Stock undistributed earnings – diluted	1,938	2,005	2,451	2,820

Numerator for diluted net income per Class B Common Stock share	$2,460	$2,522	$3,490	$3,848

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21.	Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2012	2011	2012	2011
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,089	2,067	2,081	2,059

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,270	9,248	9,262	9,240
Class B Common Stock weighted average shares outstanding – diluted	2,129	2,107	2,121	2,099

Basic net income per share:
Common Stock	$1.16	$1.21	$1.66	$1.85

Class B Common Stock	$1.16	$1.21	$1.66	$1.85

Diluted net income per share:
Common Stock	$1.16	$1.20	$1.65	$1.84

Class B Common Stock	$1.16	$1.20	$1.65	$1.83

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22.	Risks and Uncertainties

Approximately 88% of the Company’s YTD 2012 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s YTD 2012 bottle/can volume to retail customers are products of other beverage companies and the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During YTD 2012 and YTD 2011, approximately 68% and 69%, respectively, of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% and 31%, respectively, was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 22% and 8%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2012; and accounted for approximately 21% and 9%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2011. Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s total net sales during both YTD 2012 and YTD 2011.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 6% of the Company’s employees expired during 2011 and the Company entered into new agreements in 2011. One collective bargaining agreement covering approximately .4% of the Company’s employees expired in July 2012 and the Company entered into a new agreement during the third quarter of 2012. No additional collective bargaining agreements will expire the remainder of 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23.	Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
In Thousands	2012	2011
Accounts receivable, trade, net	$(15,191)	$(29,441)
Accounts receivable from The Coca-Cola Company	(13,862)	(14,072)
Accounts receivable, other	4,447	6,439
Inventories	(10,618)	(10,287)
Prepaid expenses and other current assets	38	940
Accounts payable, trade	5,341	11,981
Accounts payable to The Coca-Cola Company	14,627	23,932
Other accrued liabilities	10,120	(3,983)
Accrued compensation	(8,623)	(10,008)
Accrued interest payable	(341)	6

Increase in current assets less current liabilities	$(14,062)	$(24,493)

Non-cash activity

Additions to property, plant and equipment of $1.7 million and $3.1 million have been accrued but not paid and are recorded in accounts payable, trade as of July 1, 2012 and July 3, 2011, respectively.

24.	New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued new guidance relative to the test for indefinite-lived intangibles impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The new guidance is effective for annual and interim indefinite-lived intangibles impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the second quarter of 2012 (“Q2 2012”) and the first half of 2012 (“YTD 2012”) and changes from the second quarter of 2011 (“Q2 2011”) and the first half of 2011 (“YTD 2011”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q2 2012 and YTD 2012 compared to Q2 2011 and YTD 2011, respectively.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q2 2012 compared to year-end 2011 and the end of Q2 2011 as presented in the consolidated financial statements.

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

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 82% of the Company’s YTD 2012 bottle/can net sales.

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

The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2012, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2012	2011	2012	2011
Bottle/can sales:
Sparkling beverages (including energy products)	$281,644	$281,058	$538,361	$524,086
Still beverages	66,907	64,068	117,811	112,341

Total bottle/can sales	348,551	345,126	656,172	636,427

Other sales:
Sales to other Coca-Cola bottlers	39,230	41,998	72,695	78,098
Post-mix and other	42,912	35,769	79,011	67,997

Total other sales	82,142	77,767	151,706	146,095

Total net sales	$430,693	$422,893	$807,878	$782,522

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $100.1 million and $95.5 million in YTD 2012 and YTD 2011, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products and packages. In addition, the Company has closed a number of smaller sales distribution centers over the past several years reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q2 2012 and YTD 2012

•	a $.1 million and a $.8 million additional income tax expense to increase the valuation allowance for certain deferred tax assets of the Company in Q2 2012 and YTD 2012, respectively.

Q2 2011 and YTD 2011

•	a $25,000 and a $.2 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 fuel hedging program in Q2 2011 and YTD 2011, respectively; and

•	a $1.7 million and a $2.2 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2011 aluminum hedging program in Q2 2011 and YTD 2011.

The following overview provides a summary of key information concerning the Company’s financial results for Q2 2012 and YTD 2012 compared to Q2 2011 and YTD 2011.

	Second Quarter			%
In Thousands (Except Per Share Data)	2012	2011	Change	Change
Net sales	$430,693	$422,893	$7,800	1.8
Cost of sales	257,280	257,320	(40)	—
Gross margin	173,413	165,573	7,840	4.7
S,D&A expenses	144,864	137,153	7,711	5.6
Income from operations	28,549	28,420	129	0.5
Interest expense, net	9,079	9,042	37	0.4
Income before taxes	19,470	19,378	92	0.5
Income tax expense	7,570	7,394	176	2.4
Net income	11,900	11,984	(84)	(0.7)
Net income attributable to the Company	10,747	11,101	(354)	(3.2)

Basic net income per share:
Common Stock	$1.16	$1.21	$(.05)	(4.1)
Class B Common Stock	$1.16	$1.21	$(.05)	(4.1)

Diluted net income per share:
Common Stock	$1.16	$1.20	$(.04)	(3.3)
Class B Common Stock	$1.16	$1.20	$(.04)	(3.3)

	First Half			%
In Thousands (Except Per Share Data)	2012	2011	Change	Change
Net sales	$807,878	$782,522	$25,356	3.2
Cost of sales	478,871	467,788	11,083	2.4
Gross margin	329,007	314,734	14,273	4.5
S,D&A expenses	281,825	267,135	14,690	5.5
Income from operations	47,182	47,599	(417)	(0.9)
Interest expense, net	18,150	17,811	339	1.9
Income before taxes	29,032	29,788	(756)	(2.5)
Income tax expense	12,037	11,335	702	6.2
Net income	16,995	18,453	(1,458)	(7.9)
Net income attributable to the Company	15,312	17,014	(1,702)	(10.0)

Basic net income per share:
Common Stock	$1.66	$1.85	$(.19)	(10.3)
Class B Common Stock	$1.66	$1.85	$(.19)	(10.3)

Diluted net income per share:
Common Stock	$1.65	$1.84	$(.19)	(10.3)
Class B Common Stock	$1.65	$1.83	$(.18)	(9.8)

The Company’s net sales increased 1.8% in Q2 2012 compared to Q2 2011. The Company’s net sales increased 3.2% in YTD 2012 compared to YTD 2011. The increases in net sales were primarily due to a 3.6% and a 2.3% increase in bottle/can sales price per unit in Q2 2012 and YTD 2012 compared to Q2 2011 and YTD 2011, respectively. The Q2 2012 increase in bottle/can sales price per unit was primarily due to increases in sales price per unit in all products except water products. The YTD 2012 increase in bottle/can sales price per unit was primarily due to increases in sales price in sparkling beverages except energy products. The increases in bottle/can sales price per unit were partially offset by decreases in sales volume to other Coca-Cola bottlers and a 2.6% decrease in bottle/can sales volume in Q2 2012 compared to Q2 2011. The decrease in bottle/can volume in Q2 2012 was primarily due to a volume decrease in sparkling beverages except energy products. Bottle/can volume increased .7% in YTD 2012 compared to YTD 2011.

Gross margin dollars increased 4.7% in Q2 2012 compared to Q2 2011. The Company’s gross margin percentage increased to 40.3% in Q2 2012 from 39.2% in Q2 2011. Gross margin dollars increased 4.5% in YTD 2012 compared to YTD 2011. The Company’s gross margin percentage increased to 40.7% in YTD 2012 from 40.2% in YTD 2011. The increases in gross margin percentage were primarily due to higher sales price per unit for bottle/can volume and lower sales volume to other Coca-Cola bottlers which have a lower gross margin percentage partially offset by higher costs of raw materials and increased purchases of full goods.

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the costs of some of the underlying commodities related to these inputs, particularly corn, will continue to face upward pressure and gross margins on all categories of products will be lower throughout the remainder of 2012 compared to 2011, unless rising commodity costs can be offset with price increases.

S,D&A expenses increased 5.6% in Q2 2012 from Q2 2011. The increase in S,D&A expenses in Q2 2012 from Q2 2011 was attributable to increased employee payroll costs including benefit costs and increased marketing expense. S,D&A expenses increased 5.5% in YTD 2012 from YTD 2011. The increase in S,D&A expenses in YTD 2012 from YTD 2011 was attributable to increased employee payroll costs including benefit costs, increased fuel costs and increased marketing expense.

Net interest expense increased 1.9% in YTD 2012 compared to YTD 2011. The increase was primarily due to the Company entering into two new capital leases in the first quarter of 2011. Net interest expense was unchanged from Q2 2011 to Q2 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during YTD 2012 from 6.0% during YTD 2011.

Net debt and capital lease obligations were summarized as follows:

	July 1,	Jan. 1,	July 3,
In Thousands	2012	2012	2011
Debt	$523,301	$523,219	$523,139
Capital lease obligations	72,002	74,054	76,002

Total debt and capital lease obligations	595,303	597,273	599,141
Less: Cash and cash equivalents	78,328	93,758	29,169

Total net debt and capital lease obligations (1)	$516,975	$503,515	$569,972

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

The Company did not make changes in any critical accounting policies during YTD 2012. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued new guidance relative to the test for indefinite-lived intangibles impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The new guidance is effective for annual and interim indefinite-lived intangibles impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Results of Operations

Q2 2012 Compared to Q2 2011 and YTD 2012 Compared to YTD 2011

Net Sales

Net sales increased $7.8 million, or 1.8%, to $430.7 million in Q2 2012 compared to $422.9 million in Q2 2011. Net sales increased $25.4 million, or 3.2%, to $807.9 million in YTD 2012 compared to $782.5 million in YTD 2011.

The increase in net sales for Q2 2012 compared to Q2 2011 was principally attributable to the following:

Q2 2012	Attributable to:
(In Millions)
$12.3	3.6% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in all products except water products
(8.8)	2.6% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, except energy products, partially offset by a volume increase in still beverages
(6.4)	15.2% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
3.6	10.1% increase in sale price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories
3.4	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.8	3.8% increase in post-mix sales price per unit
0.8	Increase in data analysis and consulting services
0.6	Increase in supply chain and logistics solutions consulting
0.6	2.9% increase in post-mix sales volume
0.9	Other

$7.8	Total increase in net sales

The increase in net sales for YTD 2012 compared to YTD 2011 was principally attributable to the following:

YTD 2012	Attributable to:
(In Millions)
$15.0	2.3% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
(10.4)	13.3% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
5.0	7.3% increase in sale price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories
4.7	.7% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages partially offset by a volume decrease in sparkling beverages
4.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.6	3.8% increase in post-mix sales price per unit
1.3	Increase in data analysis and consulting services
1.3	Increase in supply chain and logistics solutions consulting
1.2	2.9% increase in post-mix sales volume
1.4	Other

$25.4	Total increase in net sales

In YTD 2012, the Company’s bottle/can sales to retail customers accounted for 81.2% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q2 2012 and Q2 2011 and YTD 2012 and YTD 2011 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2012	Q2 2011	% Increase/Decrease
Sparkling beverages (including energy products)	81.4%	82.9%	(4.3)
Still beverages	18.6%	17.1%	6.1

Total bottle/can sales volume	100.0%	100.0%	(2.6)

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2012	YTD 2011	% Increase/Decrease
Sparkling beverages (including energy products)	83.0%	83.9%	(0.4)
Still beverages	17.0%	16.1%	6.5

Total bottle/can sales volume	100.0%	100.0%	0.7

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During YTD 2012, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. During YTD 2011, approximately 69% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume during YTD 2012. Wal-Mart Stores, Inc. accounted for approximately 21% of the Company’s total bottle/can volume during YTD 2011. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 8% of the Company’s total bottle/can volume during YTD 2012. Food Lion, LLC accounted for approximately 9% of the Company’s total bottle/can volume during YTD 2011. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $3.5 million and $3.6 million in YTD 2012 and YTD 2011, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales was unchanged at $257.3 million in Q2 2012 and Q2 2011. Cost of sales increased 2.4%, or $11.1 million, to $478.9 million in YTD 2012 compared to $467.8 million in YTD 2011.

The changes in cost of sales for Q2 2012 compared to Q2 2011 were principally attributable to the following:

Q2 2012	Attributable to:
(In Millions)
$10.0	Increase in raw material costs and increased purchases of full goods
(6.3)	15.2% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
(5.2)	2.6% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, except energy products, partially offset by a volume increase in still beverages
1.6	Decrease in marketing funding support received primarily from The Coca-Cola Company
1.2	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.9)	Decrease in cost due to the Company’s aluminum hedging program
0.4	2.9% increase in post-mix sales volume
(0.8)	Other

$0.0	Total increase in cost of sales

The increase in cost of sales for YTD 2012 compared to YTD 2011 was principally attributable to the following:

YTD 2012	Attributable to:
(In Millions)
$15.0	Increase in raw material costs and increased purchases of full goods
(10.1)	13.3% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
2.8	.7% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages partially offset by a volume decrease in sparkling beverages
1.8	Decrease in marketing funding support received primarily from The Coca-Cola Company
1.8	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.9)	Decrease in cost due to the Company’s aluminum hedging program
0.8	2.9% increase in post-mix sales volume
(0.1)	Other

$11.1	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) full goods purchased from other vendors. The Company anticipates that the costs of some of the underlying commodities related to these inputs, particularly corn, will continue to face upward pressure and gross margins on all categories of products will be lower throughout the remainder of 2012 compared to 2011, unless rising commodity costs can be offset with price increases.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $13.9 million for Q2 2012 compared to $15.5 million for Q2 2011. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $26.3 million for YTD 2012 compared to $28.1 million for YTD 2011.

Gross Margin

Gross margin dollars increased 4.7%, or $7.8 million, to $173.4 million in Q2 2012 compared to $165.6 million in Q2 2011. Gross margin as a percentage of net sales increased to 40.3% for Q2 2012 from 39.2% for Q2 2011. Gross margin dollars increased 4.5%, or $14.3 million, to $329.0 million in YTD 2012 compared to $314.7 million in YTD 2011. Gross margin as a percentage of net sales increased to 40.7% for YTD 2012 from 40.2% for YTD 2011.

The increase in gross margin dollars for Q2 2012 compared to Q2 2011 was principally attributable to the following:

Q2 2012	Attributable to:
(In Millions)
$12.3	3.6% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in all products except water products
(10.0)	Increase in raw material costs and increased purchases of full goods
3.6	10.1% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories
(3.6)	2.6% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, except energy products, partially offset by a volume increase in still beverages
2.2	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(1.6)	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.9	Decrease in cost due to the Company’s aluminum hedging program
0.8	3.8% increase in post-mix sales price per unit
0.8	Increase in data analysis and consulting services
0.6	Increase in supply chain and logistics solutions consulting
0.2	2.9% increase in post-mix sales volume
(0.1)	15.2% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
1.7	Other

$7.8	Total increase in gross margin

The increase in gross margin dollars for YTD 2012 compared to YTD 2011 was principally attributable to the following:

YTD 2012	Attributable to:
(In Millions)
$15.0	2.3% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
(15.0)	Increase in raw material costs and increased purchases of full goods
5.0	7.3% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories
2.5	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(1.8)	Decrease in marketing funding support received primarily from The Coca-Cola Company
1.9	.7% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages partially offset by a volume decrease in sparkling beverages
1.6	3.8% increase in post-mix sales price per unit
1.3	Increase in data analysis and consulting services
1.3	Increase in supply chain and logistics solutions consulting
0.9	Decrease in cost due to the Company’s aluminum hedging program
0.4	2.9% increase in post-mix sales volume
(0.3)	13.3% decrease in sales volume to other Coca-Cola bottler primarily due to volume decreases in sparkling beverages
1.5	Other

$14.3	Total increase in gross margin

The increases in gross margin percentage were primarily due to higher sales price per unit for bottle/can volume and lower sales volume to other Coca-Cola bottlers which have a lower gross margin percentage partially offset by higher costs of raw materials and increased purchases of full goods.

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

S,D&A expenses increased by $7.7 million, or 5.6%, to $144.9 million in Q2 2012 from $137.2 million in Q2 2011. S,D&A expenses as a percentage of net sales increased from 32.4% in Q2 2011 to 33.6% in Q2 2012. S,D&A expenses increased by $14.7 million, or 5.5%, to $281.8 million in YTD 2012 from $267.1 million in YTD 2011. S,D&A expenses as a percentage of net sales increased from 34.1% in YTD 2011 to 34.9% in YTD 2012.

The increase in S,D&A expenses for Q2 2012 compared to Q2 2011 was principally attributable to the following:

Q2 2012	Attributable to:
(In Millions)
$2.9	Increase in employee salaries and wages including bonus and incentive expense
1.5	Increase in marketing expense primarily due to various marketing programs
1.2	Increase in employee benefit costs primarily due to increased medical insurance expense (active and retiree)
(0.9)	Decrease in property and casualty (auto, general and workers’ compensation) insurance
0.7	Increase in professional fees
2.3	Other

$7.7	Total increase in S,D&A expenses

The increase in S,D&A expenses for YTD 2012 compared to YTD 2011 was principally attributable to the following:

YTD 2012	Attributable to:
(In Millions)
$5.0	Increase in employee salaries and wages including bonus and incentive expense
2.8	Increase in marketing expense primarily due to various marketing programs
2.3	Increase in employee benefit costs
0.9	Increase in depreciation expense primarily due to increased capital spending (software for internal use)
(0.7)	Decrease in property and casualty (auto, general and workers’ compensation) insurance
0.6	Increase in professional fees
0.4	Increase in fuel costs
3.4	Other

$14.7	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $100.1 million and $95.5 million in YTD 2012 and YTD 2011, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans increased by $.1 million from $.6 million in Q2 2011 to $.7 million in Q2 2012 and by $.3 million from $1.2 million in YTD 2011 to $1.5 million in YTD 2012.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2011. The Company maintained the option to increase the matching contributions an additional 2%, for a total of 5%, based on the financial results for 2011. The 2% matching contributions were accrued in each quarter during 2011 for a total expense of $2.8 million. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2011. The Company made this additional contribution payment for 2011 in the first quarter of 2012.

During the first quarter of 2012, the Company decided to change the Company’s matching from fixed to discretionary and no longer automatically matches the first 3% of participants’ contributions. The Company maintains the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The total costs for this benefit in YTD 2012 and YTD 2011, using the Company’s best estimate of 5% matching contributions in YTD 2012, were $3.8 million and $3.7 million, respectively.

Interest Expense

Net interest expense was unchanged from Q2 2011 to Q2 2012. Net interest expense increased 1.9% in YTD 2012 compared to YTD 2011. The increase was primarily due to the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during YTD 2012 from 6.0% during YTD 2011.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2012 and YTD 2011 was 41.5% and 38.1%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to the noncontrolling interest, for YTD 2012 and YTD 2011 was 44.0% and 40.0%, respectively.

In the first quarter of 2012, the Company increased its valuation allowance by $.7 million. The net effect of the adjustment was an increase to income tax expense. The increase of the valuation allowance was due mainly to the Company’s assessment of its ability to use certain net operating loss carryforwards. The increase in the valuation allowance in 2012 is the primary driver of the increase in the effective tax rate in 2012 as compared to 2011. The Company’s effective tax rate for the remainder of 2012 is dependent upon the results of operations and may change if the results in 2012 are different from current expectations.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.7 million in YTD 2012 compared to $1.4 million in YTD 2011 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.37 billion at July 1, 2012, from $1.36 billion at January 1, 2012 primarily due to increases in accounts receivables and inventories offset by a decrease in cash and cash equivalents.

Net working capital, defined as current assets less current liabilities, increased by $2.7 million to $12.0 million at July 1, 2012 from January 1, 2012 and decreased by $87.3 million at July 1, 2012 from July 3, 2011.

Significant changes in net working capital from January 1, 2012 were as follows:

•	A decrease in cash and cash equivalents of $12.4 million due to pension payments, bonus payments and other incentive payments.

•	An increase in accounts receivable, trade of $15.2 million primarily due to normal seasonal increase in sales.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $13.9 million and $14.6 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $10.6 million primarily due to normal seasonal increase in sales.

•	An increase in other accrued liabilities of $10.1 million primarily due to the timing of payments and an increase in income tax payable.

•	A decrease in accrued compensation of $8.8 million primarily due to the payment of bonuses in March 2012 and a lower bonus accrual in 2012.

Significant changes in net working capital from July 3, 2011 were as follows:

•	An increase in cash and cash equivalents of $52.2 million primarily due to funds from operations and the timing of payments.

•	A decrease in accounts receivable, trade of $5.5 million primarily due to decreased sales volume to other Coca-Cola bottlers and the timing of payments from customers.

•	A decrease in accounts receivable from and a decrease in accounts payable to The Coca-Cola Company of $3.9 million and $.2 million, respectively, primarily due to the timing of payments.

•

An increase in current portion of long-term debt of $120.0 million due to the reclassification of current maturities of long-term debt of $120 million from long-term debt. This is the portion of the $150 million of Senior Notes due November 2012 which is expected to be paid from available cash plus amounts to be borrowed from the uncommitted line of credit. The remaining $30 million of Senior Notes due 2012 is expected to be paid from amounts to be borrowed on the $200 million five-year unsecured revolving credit facility discussed below.

•	A decrease in accounts payable, trade of $3.5 million due to timing of payments.

•	An increase in other accrued liabilities of $11.6 million primarily due to the timing of payments.

Debt and capital lease obligations were $595.3 million as of July 1, 2012 compared to $597.3 million as of January 1, 2012 and $599.1 million as of July 3, 2011. Debt and capital lease obligations as of July 1, 2012 included $72.0 million of capital lease obligations related primarily to Company facilities.

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

As of July 1, 2012, the Company had all $200 million available under a new $200 million five-year unsecured revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the $200 million facility have the ability to and will meet any funding requests from the Company.

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

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of July 1, 2012, $523.3 million of the Company’s total outstanding balance of debt and capital lease obligations of $595.3 million was financed through publicly offered debt. The Company had capital lease obligations of $72.0 million as of July 1, 2012. There were no amounts outstanding on either the new $200 million facility or on the Company’s $20 million uncommitted line of credit (described below) as of July 1, 2012.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of activity for YTD 2012 and YTD 2011 follows:

	First Half
In Millions	2012	2011
Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$36.8	$30.2
Proceeds from the reduction of restricted cash	3.0	.5
Proceeds from the sale of property, plant and equipment	.2	.1

Total cash sources	$40.0	$30.8

Cash Uses
Capital expenditures	$25.5	$32.2
Payment of debt and capital lease obligations	2.3	1.9
Dividends	4.6	4.6
Income tax payments	4.3	9.2
Pension payments	15.7	2.5
Other	—	.1

Total cash uses	$52.4	$50.5

Decrease in cash	$(12.4)	$(19.7)

Investing Activities

Additions to property, plant and equipment during YTD 2012 were $21.0 million of which $1.7 million were accrued in accounts payable, trade as unpaid. This compared to $24.9 million in total additions to property, plant and equipment during YTD 2011 of which $3.1 million were accrued in accounts payable, trade as unpaid. Capital expenditures during YTD 2012 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2012 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of July 1, 2012, the Company had all $200 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company. On July 1, 2012, January 1, 2012 and July 3, 2011, the Company had no outstanding borrowings on either $200 million facility.

The Company has $150 million of senior notes which mature in November 2012. The Company expects to use a combination of available cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility to repay the notes when due. The Company has classified $30 million of these senior notes due November 2012 as long-term, representing the portion the Company expects to be paid using the $200 million facility. The Company’s next maturity of outstanding long-term debt is $100 million of senior notes due April 2015.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. The Company had no outstanding borrowings under the uncommitted line of credit on July 1, 2012, January 1, 2012 and July 3, 2011.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into seven capital leases.

At July 1, 2012, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $37.8 million of debt for these entities as of July 1, 2012. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of July 1, 2012, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $72.8 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of July 1, 2012:

	Payments Due by Period
		July 2012-	July 2013-	July 2015-	After
In Thousands	Total	June 2013	June 2015	June 2017	June 2017
Contractual obligations:
Total debt, net of interest	$523,301	$150,000	$100,000	$164,757	$108,544
Capital lease obligations, net of interest	72,002	4,975	11,447	13,553	42,027
Estimated interest on long-term debt and capital lease obligations (1)	130,471	29,125	49,558	30,024	21,764
Purchase obligations (2)	183,176	95,570	87,606	—	—
Other long-term liabilities (3)	121,363	11,378	16,649	12,451	80,885
Operating leases	29,384	4,542	6,794	4,764	13,284
Long-term contractual arrangements (4)	23,289	7,485	10,739	3,500	1,565
Postretirement obligations	65,167	3,966	6,412	7,376	47,413
Purchase orders (5)	37,481	37,481	—	—	—

Total contractual obligations	$1,185,634	$344,522	$289,205	$236,425	$315,482

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $5.1 million of uncertain tax positions including accrued interest, as of July 1, 2012 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $2.6 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of July 1, 2012, the Company has $20.8 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company has made contributions to the Company-sponsored pension plans of $15.7 million in YTD 2012. Based on information currently available, the Company anticipates cash contributions during the remainder of 2012 will be between approximately $4 million and approximately $5 million. Postretirement medical care payments are expected to be approximately $3 million in 2012. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

Interest Rate Hedging

Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.6 million during both YTD 2012 and YTD 2011.

As of July 1, 2012, January 1, 2012 and July 3, 2011, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.9% for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% in YTD 2012 from 6.0% in YTD 2011. None of the Company’s debt and capital lease obligations of $595.3 million as of July 1, 2012 was maintained on a floating rate basis or was subject to changes in short-term interest rates.

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

The net impact of the Company’s fuel hedging program was to increase fuel costs by $.1 million in YTD 2011. There were no outstanding fuel derivative agreements during YTD 2012 or as of July 1, 2012.

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

The net impact of the Company’s aluminum hedging program was to increase cost of sales by $.9 in YTD 2011.

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions during the remainder of 2012 to its two Company-sponsored pension plans will be between approximately $4 million and approximately $5 million;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $3.5 million in 2012;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2012;

•	the Company’s belief that cash requirements for income taxes will be in the range of $12 million to $15 million in 2012;

•	the Company’s expectation that additions to property, plant and equipment in 2012 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

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

•

the Company’s expectations that raw material costs will rise significantly in 2012 and that gross margins will be lower throughout the remainder of 2012 compared to 2011, if these costs cannot be offset with price increases.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of July 1, 2012. None of the Company’s debt and capital lease obligations of $595.3 million as of July 1, 2012 was subject to changes in short-term interest rates.

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

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs, both of goods sold and selling, delivery and administrative costs. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover these increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2012.

There has been no change in the Company’s internal control over financial reporting during the quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Financial statement from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended July 1, 2012, filed on August 10, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 10, 2012	By:	/s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant
and
Senior Vice President, Shared Services
and
Chief Financial Officer

Date: August 10, 2012	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant
and
Vice President of Operations Finance
and
Chief Accounting Officer