Form 10-Q
period 2012-09-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2012-11-09
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,088,842

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Net sales	$419,855	$405,858	$1,227,733	$1,188,380
Cost of sales	248,927	243,142	727,798	710,930

Gross margin	170,928	162,716	499,935	477,450
Selling, delivery and administrative expenses	143,490	137,752	425,315	404,887

Income from operations	27,438	24,964	74,620	72,563
Interest expense, net	9,033	9,087	27,183	26,898

Income before income taxes	18,405	15,877	47,437	45,665
Income tax expense	7,191	4,892	19,228	16,227

Net income	11,214	10,985	28,209	29,438
Less: Net income attributable to noncontrolling interest	1,135	1,217	2,818	2,656

Net income attributable to Coca-Cola Bottling Co. Consolidated	$10,079	$9,768	$25,391	$26,782

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.09	$1.06	$2.75	$2.91

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.09	$1.06	$2.75	$2.91

Weighted average number of Class B Common Stock shares outstanding	2,089	2,067	2,084	2,061

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.09	$1.06	$2.74	$2.90

Weighted average number of Common Stock shares outstanding – assuming dilution	9,270	9,248	9,265	9,242

Class B Common Stock	$1.08	$1.05	$2.73	$2.89

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,129	2,107	2,124	2,101

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Net income	$11,214	$10,985	$28,209	$29,438

Other comprehensive income, net of tax
Foreign currency translation adjustment	0	6	0	1
Defined benefit plans amortization included in pension costs:
Actuarial loss	421	314	1,262	942
Prior service costs	3	2	9	7
Postretirement benefits amortization included in benefits costs:
Actuarial loss	372	322	1,115	964
Prior service costs	(231)	(261)	(690)	(781)
Transition asset	0	(3)	0	(9)

Other comprehensive income, net of tax	565	380	1,696	1,124

Comprehensive income	11,779	11,365	29,905	30,562
Less: Comprehensive income attributable to noncontrolling interest	1,135	1,217	2,818	2,656

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$10,644	$10,148	$27,087	$27,906

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$112,661	$90,758	$68,549
Restricted cash	0	3,000	3,000
Accounts receivable, trade, less allowance for doubtful accounts of $1,533, $1,521 and $1,555, respectively	111,153	105,515	109,173
Accounts receivable from The Coca-Cola Company	20,437	8,439	17,663
Accounts receivable, other	13,583	15,874	10,636
Inventories	74,492	66,158	74,373
Prepaid expenses and other current assets	19,825	22,069	20,800

Total current assets	352,151	311,813	304,194

Property, plant and equipment, net	302,642	312,789	313,511
Leased property under capital leases, net	55,601	59,804	61,294
Other assets	53,774	49,604	51,806
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	4,127	4,439	4,542

Total Assets	$1,391,016	$1,361,170	$1,358,068

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$120,000	$120,000	$0
Current portion of obligations under capital leases	5,110	4,574	4,373
Accounts payable, trade	45,308	42,203	34,518
Accounts payable to The Coca-Cola Company	42,031	34,150	37,240
Other accrued liabilities	76,900	66,922	81,600
Accrued compensation	24,955	29,218	23,883
Accrued interest payable	12,121	5,448	12,717

Total current liabilities	326,425	302,515	194,331

Deferred income taxes	143,553	142,260	142,226
Pension and postretirement benefit obligations	119,767	138,156	106,546
Other liabilities	116,588	114,302	111,736
Obligations under capital leases	65,692	69,480	70,645
Long-term debt	403,344	403,219	523,179

Total liabilities	1,175,369	1,169,932	1,148,663

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,716,956, 2,694,636 and 2,694,636 shares, respectively	2,715	2,693	2,693
Capital in excess of par value	107,600	106,201	106,140
Retained earnings	172,751	154,277	154,753
Accumulated other comprehensive loss	(79,124)	(80,820)	(62,309)

	214,146	192,555	211,481

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	152,892	131,301	150,227
Noncontrolling interest	62,755	59,937	59,178

Total equity	215,647	191,238	209,405

Total Liabilities and Equity	$1,391,016	$1,361,170	$1,358,068

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$134,872	$(63,433)	$(61,254)	$127,895	$56,522	$184,417
Net income				26,782			26,782	2,656	29,438
Other comprehensive income, net of tax					1,124		1,124		1,124
Cash dividends paid Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,545)			(1,545)		(1,545)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327

Balance on Oct. 2, 2011	$10,204	$2,693	$106,140	$154,753	$(62,309)	$(61,254)	$150,227	$59,178	$209,405

Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$154,277	$(80,820)	$(61,254)	$131,301	$59,937	$191,238
Net income				25,391			25,391	2,818	28,209
Other comprehensive income, net of tax					1,696		1,696		1,696
Cash dividends paid
Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,561)			(1,561)		(1,561)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421

Balance on Sept. 30, 2012	$10,204	$2,715	$107,600	$172,751	$(79,124)	$(61,254)	$152,892	$62,755	$215,647

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Nine Months
	2012	2011
Cash Flows from Operating Activities
Net income	$28,209	$29,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	46,075	45,828
Amortization of intangibles	312	329
Deferred income taxes	3,409	348
Loss on sale of property, plant and equipment	467	405
Amortization of debt costs	1,726	1,744
Amortization of deferred gain related to terminated interest rate agreements	(923)	(915)
Stock compensation expense	2,043	1,664
Decrease in current assets less current liabilities	5,030	6,917
Increase in other noncurrent assets	(5,387)	(6,364)
Decrease in other noncurrent liabilities	(15,599)	(5,809)
Other	(1)	2

Total adjustments	37,152	44,149

Net cash provided by operating activities	65,361	73,587

Cash Flows from Investing Activities
Additions to property, plant and equipment	(36,546)	(41,392)
Proceeds from the sale of property, plant and equipment	548	552
Change in restricted cash	3,000	500

Net cash used in investing activities	(32,998)	(40,340)

Cash Flows from Financing Activities
Cash dividends paid	(6,917)	(6,901)
Principal payments on capital lease obligations	(3,460)	(2,875)
Debt issuance costs paid	0	(668)
Other	(83)	(126)

Net cash used in financing activities	(10,460)	(10,570)

Net increase in cash	21,903	22,677
Cash at beginning of period	90,758	45,872

Cash at end of period	$112,661	$68,549

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,421	$1,327
Capital lease obligations incurred	209	18,632

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

2. Seasonality of Business

Historically, operating results for the third quarter of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarters versus the first and fourth quarters of the fiscal year. Fixed costs, such as depreciation expense, are not significantly impacted by business seasonality.

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

Noncontrolling interest as of September 30, 2012, January 1, 2012 and October 2, 2011 primarily represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories

Inventories were summarized as follows:

In Thousands	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011
Finished products	$43,809	$33,394	$43,828
Manufacturing materials	10,014	14,061	11,448
Plastic shells, plastic pallets and other inventories	20,669	18,703	19,097

Total inventories	$74,492	$66,158	$74,373

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011	Estimated Useful Lives
Land	$12,443	$12,537	$12,707
Buildings	118,096	118,603	119,530	8-50 years
Machinery and equipment	137,194	138,268	138,865	5-20 years
Transportation equipment	157,947	153,252	154,611	4-17 years
Furniture and fixtures	40,126	41,170	40,294	3-10 years
Cold drink dispensing equipment	319,827	312,221	316,495	5-15 years
Leasehold and land improvements	77,425	74,500	73,494	5-20 years
Software for internal use	72,858	70,648	72,758	3-10 years
Construction in progress	3,674	3,796	2,468

Total property, plant and equipment, at cost	939,590	924,995	931,222
Less: Accumulated depreciation and amortization	636,948	612,206	617,711

Property, plant and equipment, net	$302,642	$312,789	$313,511

Depreciation and amortization expense was $15.2 million and $15.7 million in the third quarter of 2012 (“Q3 2012”) and the third quarter of 2011 (“Q3 2011”), respectively. Depreciation and amortization expense was $46.1 million and $45.8 million in the first nine months of 2012 (“YTD 2012”) and the first nine months of 2011 (“YTD 2011”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011	Estimated Useful Lives
Leased property under capital leases	$94,180	$95,509	$95,509	3-20 years
Less: Accumulated amortization	38,579	35,705	34,215

Leased property under capital leases, net	$55,601	$59,804	$61,294

As of September 30, 2012, real estate represented $55.4 million of the leased property under capital leases and $37.6 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.

The Company’s outstanding obligations for capital leases were $70.8 million, $74.1 million and $75.0 million as of September 30, 2012, January 1, 2012 and October 2, 2011, respectively.

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

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011	Estimated Useful Lives
Other identifiable intangible assets	$8,557	$8,557	$8,675	1-20 years
Less: Accumulated amortization	4,430	4,118	4,133

Other identifiable intangible assets, net	$4,127	$4,439	$4,542

Other identifiable intangible assets primarily represent customer relationships and distribution rights and are amortized on a straight line basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011
Accrued marketing costs	$12,918	$16,743	$15,563
Accrued insurance costs	21,629	18,880	18,733
Accrued taxes (other than income taxes)	1,827	1,636	2,590
Accrued income taxes	5,500	0	9,000
Employee benefit plan accruals	17,294	12,348	12,920
Checks and transfers yet to be presented for payment from zero balance cash accounts	9,491	8,608	16,071
All other accrued liabilities	8,241	8,707	6,723

Total other accrued liabilities	$76,900	$66,922	$81,600

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	Sept. 30, 2012	Jan.1, 2012	Oct. 2, 2011
Senior Notes	2012	5.00%	Semi-annually	$150,000	$150,000	$150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,413)	(1,538)	(1,578)

				523,344	523,219	523,179
Less: Current portion of debt				120,000	120,000	0

Long-term debt				$403,344	$403,219	$523,179

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On September 21, 2011, the Company entered into a new $200 million five-year unsecured revolving credit agreement (“$200 million facility”) replacing the existing $200 million five-year unsecured revolving credit facility, dated March 8, 2007 scheduled to mature in March 2012. The new $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On September 30, 2012, January 1, 2012 and October 2, 2011, the Company had no outstanding borrowings on the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On September 30, 2012, January 1, 2012 and October 2, 2011, the Company had no outstanding borrowings under the uncommitted line of credit.

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

As of September 30, 2012, January 1, 2012 and October 2, 2011, the Company had a weighted average interest rate of 5.9%, 5.9% and 5.8%, respectively for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.1% for YTD 2012 compared to 6.0% for YTD 2011. As of September 30, 2012, none of the Company’s debt and capital lease obligations of $594.1 million were subject to changes in short-term interest rates.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

Interest

As of September 30, 2012, the Company had $0.8 million in gains from terminated interest rate swap agreements to be amortized ($0.1 million over the next 2 months and $0.7 million over the next 30 months).

Unamortized gains from terminated interest rate swap agreements and forward interest rate agreements are presented in accrued interest payable (current) and other liabilities (noncurrent) on the balance sheet.

During both YTD 2012 and YTD 2011, the Company amortized deferred gains related to terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $0.9 million.

The Company had no interest rate swap agreements outstanding at September 30, 2012, January 1, 2012 and October 2, 2011.

Commodities

The Company is subject to the risk of increased costs arising from adverse changes in certain commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage commodity price risk. Derivative instruments are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.

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

The Company used derivative instruments to hedge all of the Company’s projected diesel fuel and unleaded gasoline purchases for the second, third and fourth quarters of 2011. These derivative instruments related to diesel fuel and unleaded gasoline used by the Company’s delivery fleet and other vehicles. The Company used derivative instruments to hedge approximately 75% of the Company’s aluminum purchase requirements in 2011. None of the Company’s 2012 aluminum, diesel fuel or unleaded gasoline purchases have been hedged. In Q3 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 aluminum purchases.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

The following table summarizes Q3 2012 and Q3 2011 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A”) expenses, of such net gains and losses in the consolidated statements of operations:

		Third Quarter
In Thousands	Classification of Gain (Loss)	2012	2011
Fuel hedges – contract premium and contract settlement	S,D&A expenses	$0	$(235)
Fuel hedges – mark-to-market adjustment	S,D&A expenses	0	10
Aluminum hedges – contract premium and contract settlement	Cost of sales	0	1,145
Aluminum hedges – mark-to-market adjustment	Cost of sales	1,037	(1,849)

Total Net Gain (Loss)		$1,037	$(929)

The following table summarizes YTD 2012 and YTD 2011 net gains and losses on the Company’s fuel and aluminum derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such net gains and losses in the consolidated statements of operations:

		First Nine Months
In Thousands	Classification of Gain (Loss)	2012	2011
Fuel hedges – contract premium and contract settlement	S,D&A expenses	$0	$(169)
Fuel hedges – mark-to-market adjustment	S,D&A expenses	0	(161)
Aluminum hedges – contract premium and contract settlement	Cost of sales	0	2,449
Aluminum hedges – mark-to-market adjustment	Cost of sales	1,037	(4,065)

Total Net Gain (Loss)		$1,037	$(1,946)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011
Fuel hedges at fair market value	Prepaid expenses and other current assets	$0	$0	$10
Unamortized cost of fuel hedging agreements	Prepaid expenses and other current assets	0	0	291
Aluminum hedges at fair market value	Prepaid expenses and other current assets	1,037	0	2,601
Unamortized cost of aluminum hedging agreements	Prepaid expenses and other current assets	562	0	651

Total		$1,599	$0	$3,553

The following table summarizes the Company’s outstanding aluminum derivative agreements as of September 30, 2012:

In Millions	Notional Amount	Latest Maturity
Aluminum hedging agreements	$12.0	June 2013

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	Sept. 30, 2012		Jan. 1, 2012		Oct. 2, 2011
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(523,344)	$(577,775)	$(523,219)	$(576,127)	$(523,179)	$(573,941)
Deferred compensation plan assets	12,854	12,854	10,709	10,709	9,975	9,975
Deferred compensation plan liabilities	(12,854)	(12,854)	(10,709)	(10,709)	(9,975)	(9,975)
Fuel hedging agreements	0	0	0	0	10	10
Aluminum hedging agreements	1,037	1,037	0	0	2,601	2,601

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s debt, deferred compensation plan, fuel hedging agreements and aluminum hedging agreements:

In Thousands	Sept. 30, 2012		Jan. 1, 2012		Oct. 2, 2011
	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$12,854		$10,709		$9,975
Fuel hedging agreements		$0		$0		$10
Aluminum hedging agreements		1,037		0		2,601
Liabilities
Public debt securities	577,775		576,127		573,941
Deferred compensation plan liabilities	12,854		10,709		9,975

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

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011
Accruals for executive benefit plans	$99,568	$96,242	$93,955
Other	17,020	18,060	17,781

Total other liabilities	$116,588	$114,302	$111,736

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

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $36.6 million, $38.3 million and $35.2 million as of September 30, 2012, January 1, 2012 and October 2, 2011, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on September 30, 2012 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $44.8 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of September 30, 2012, SAC had total assets of approximately $44 million and total debt of approximately $23 million. SAC had total revenues for YTD 2012 of approximately $138 million. As of September 30, 2012, Southeastern had total assets of approximately $364 million and total debt of approximately $156 million. Southeastern had total revenue for YTD 2012 of approximately $551 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 30, 2012, these letters of credit totaled $20.8 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009, which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. The requirement to maintain restricted cash for these letters of credit was eliminated in the first quarter of 2012.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of September 30, 2012 amounted to $25.1 million and expire at various dates through 2020.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2012 and YTD 2011 was 40.5% and 35.5%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to noncontrolling interest, for YTD 2012 and YTD 2011 was 43.1% and 37.7%, respectively.

The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2012	2011
Statutory expense	$16,603	$16,044
State income taxes, net of federal effect	2,052	1,998
Valuation allowance adjustment	1,172	0
Noncontrolling interest – Piedmont	(1,324)	(1,114)
Manufacturing deduction benefit	(1,412)	(1,066)
Meals and entertainment	1,024	619
Adjustment for uncertain tax positions	378	(393)
Other, net	735	139

Income tax expense	$19,228	$16,227

As of September 30, 2012, the Company had $5.1 million of uncertain tax positions, including accrued interest, of which $2.6 million would affect the Company’s effective tax rate if recognized. As of January 1, 2012, the Company had $4.7 million of uncertain tax positions, including accrued interest, of which $2.3 million would affect the Company’s effective tax rate if recognized. As of October 2, 2011, the Company had $4.4 million of uncertain tax positions, including accrued interest, of which $2.1 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012, January 1, 2012, and October 2, 2011, the Company had $.5 million, $.4 million and $.4 million, respectively, of accrued interest related to uncertain tax positions. Income tax expense included interest expense of $.1 million in both YTD 2012 and YTD 2011.

In Q3 2012 and Q3 2011, the Company reduced its liability for uncertain tax positions by $.2 million and $.9 million, respectively. The net effect of both adjustments was a decrease to income tax expense. The reduction of the liability for uncertain tax positions was due mainly to the lapse of the applicable statute of limitations.

In the first quarter of 2012 (“Q1 2012”) and Q3 2012, the Company increased its valuation allowance by $.7 million and $.4 million, respectively. The net effect of both adjustments was an increase to income tax expense. The increase to the valuation allowance was due mainly to the Company’s assessment of its ability to use certain net operating loss carryforwards.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

Tax years from 2009 remain open to examination by the Internal Revenue Service, and various tax years from 1994 remain open to examination by certain state tax jurisdictions to which the Company is subject due to loss carryforwards.

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

A summary of accumulated other comprehensive loss for Q3 2012 and Q3 2011 is as follows:

In Thousands	July 1, 2012	Pre-tax Activity	Tax Effect	Sept. 30, 2012
Net pension activity:
Actuarial loss	$(63,948)	$693	$(272)	$(63,527)
Prior service costs	(38)	5	(2)	(35)
Net postretirement benefits activity:
Actuarial loss	(20,501)	613	(241)	(20,129)
Prior service costs	4,792	(379)	148	4,561
Foreign currency translation adjustment	6	0	0	6

Total	$(79,689)	$932	$(367)	$(79,124)

In Thousands	July 3, 2011	Pre-tax Activity	Tax Effect	Oct. 2, 2011
Net pension activity:
Actuarial loss	$(51,194)	$517	$(203)	$(50,880)
Prior service costs	(38)	4	(2)	(36)
Net postretirement benefits activity:
Actuarial loss	(17,233)	530	(208)	(16,911)
Prior service costs	5,772	(429)	168	5,511
Transition asset	5	(5)	2	2
Foreign currency translation adjustment	(1)	10	(4)	5

Total	$(62,689)	$627	$(247)	$(62,309)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for YTD 2012 and YTD 2011 is as follows:

In Thousands	Jan. 1, 2012	Pre-tax Activity	Tax Effect	Sept. 30, 2012
Net pension activity:
Actuarial loss	$(64,789)	$2,080	$(818)	$(63,527)
Prior service costs	(44)	15	(6)	(35)
Net postretirement benefits activity:
Actuarial loss	(21,244)	1,838	(723)	(20,129)
Prior service costs	5,251	(1,137)	447	4,561
Foreign currency translation adjustment	6	0	0	6

Total	$(80,820)	$2,796	$(1,100)	$(79,124)

In Thousands	Jan. 2, 2011	Pre-tax Activity	Tax Effect	Oct. 2, 2011
Net pension activity:
Actuarial loss	$(51,822)	$1,553	$(611)	$(50,880)
Prior service costs	(43)	12	(5)	(36)
Net postretirement benefits activity:
Actuarial loss	(17,875)	1,590	(626)	(16,911)
Prior service costs	6,292	(1,287)	506	5,511
Transition asset	11	(15)	6	2
Foreign currency translation adjustment	4	2	(1)	5

Total	$(63,433)	$1,855	$(731)	$(62,309)

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2012 and YTD 2011, dividends of $.75 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in YTD 2012 was $2.0 million, which was based upon a share price of $68.10 on September 28, 2012. Compensation expense for the Performance Unit Award Agreement recognized in YTD 2011 was $1.7 million, which was based upon a share price of $55.46 on September 30, 2011.

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

The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2012	2011	2012	2011
Service cost	$28	$25	$83	$75
Interest cost	3,124	3,085	9,371	9,255
Expected return on plan assets	(2,973)	(2,921)	(8,918)	(8,765)
Amortization of prior service cost	5	4	15	12
Recognized net actuarial loss	693	517	2,080	1,553

Net periodic pension cost	$877	$710	$2,631	$2,130

The Company contributed $18.2 million to its Company-sponsored pension plans during YTD 2012. The Company does not anticipate making any additional payments during the remainder of 2012.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2012	2011	2012	2011
Service cost	$316	$243	$948	$727
Interest cost	781	707	2,344	2,123
Amortization of unrecognized transitional assets	0	(5)	0	(15)
Recognized net actuarial loss	613	530	1,838	1,590
Amortization of prior service cost	(379)	(429)	(1,137)	(1,287)

Net periodic postretirement benefit cost	$1,331	$1,046	$3,993	$3,138

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements. The Company matched the first 3% of participants’ contributions for 2011. Based on the Company’s financial results, the Company decided to increase the matching contributions an additional 2% for the entire year of 2011. The Company made this additional contribution payment accrued in 2011 in Q1 2012.

During Q1 2012, the Company decided to change the Company’s matching from fixed to discretionary and no longer automatically matches the first 3% of participants’ contributions. The Company maintains the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years.

The total expense for this benefit, using the Company’s best estimate of the 5% matching contributions in YTD 2012, was $6.4 million and $6.5 million in YTD 2012 and YTD 2011, respectively.

Multi-Employer Benefits

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of September 30, 2012, the Company had a liability of $9.7 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of September 30, 2012, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of the Company’s Class B Common Stock.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2012	2011
Payments by the Company for concentrate, syrup, sweetener and other purchases	$313.9	$315.2
Marketing funding support payments to the Company	33.1	36.2

Payments by the Company net of marketing funding support	$280.8	$279.0

Payments by the Company for customer marketing programs	$43.1	$38.7
Payments by the Company for cold drink equipment parts	7.1	6.9
Fountain delivery and equipment repair fees paid to the Company	9.1	8.5
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.6	3.1
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	2.1	1.6

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $49.2 million and $42.2 million in YTD 2012 and YTD 2011, respectively. Purchases from CCR under this arrangement were $23.3 million and $18.0 million in YTD 2012 and YTD 2011, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $18.3 million and $13.9 million in YTD 2012 and YTD 2011, respectively.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.3 million in both YTD 2012 and YTD 2011. Amounts due from CCBSS for rebates on raw materials were $4.0 million, $5.2 million and $3.8 million as of September 30, 2012, January 1, 2012 and October 2, 2011, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $106.9 million and $102.2 million in YTD 2012 and YTD 2011, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.1 million in YTD 2012 and $1.2 million in YTD 2011. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $23.6 million as of September 30, 2012. The Company’s equity investment in SAC was $4.1 million, $4.1 million and $6.8 million as of September 30, 2012, January 1, 2012 and October 2, 2011, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $63.3 million in YTD 2012 and $63.9 million in YTD 2011. In connection with its participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $13.0 million as of September 30, 2012. The Company’s equity investment in one of these entities, Southeastern, was $19.5 million, $17.9 million and $17.9 million as of September 30, 2012, January 1, 2012 and October 2, 2011, respectively.

The Company holds no assets as collateral against SAC or Southeastern guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of September 30, 2012 nor was there any impairment in 2011.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of September 30, 2012 was $24.6 million. Rental payments related to this lease were $2.6 million in YTD 2012 and $2.5 million in YTD 2011.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of September 30, 2012 was $25.6 million. Rental payments related to the lease were $3.0 million in YTD 2012 and $2.9 million in YTD 2011.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Net Sales by Product Category

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2012	2011	2012	2011
Bottle/can sales:
Sparkling beverages (including energy products)	$271,279	$263,653	$809,640	$787,739
Still beverages	68,256	65,327	186,067	177,668

Total bottle/can sales	339,535	328,980	995,707	965,407
Other sales:
Sales to other Coca-Cola bottlers	39,160	38,447	111,855	116,545
Post-mix and other	41,160	38,431	120,171	106,428

Total other sales	80,320	76,878	232,026	222,973

Total net sales	$419,855	$405,858	$1,227,733	$1,188,380

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2012	2011	2012	2011
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$10,079	$9,768	$25,391	$26,782
Less dividends:
Common Stock	1,785	1,785	5,356	5,356
Class B Common Stock	522	517	1,561	1,545

Total undistributed earnings	$7,772	$7,466	$18,474	$19,881

Common Stock undistributed earnings – basic	$6,013	$5,790	$14,301	$15,428
Class B Common Stock undistributed earnings – basic	1,759	1,676	4,173	4,453

Total undistributed earnings – basic	$7,772	$7,466	$18,474	$19,881

Common Stock undistributed earnings – diluted	$5,987	$5,765	$14,239	$15,361
Class B Common Stock undistributed earnings – diluted	1,785	1,701	4,235	4,520

Total undistributed earnings – diluted	$7,772	$7,466	$18,474	$19,881

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Common Stock undistributed earnings – basic	6,013	5,790	14,301	15,428

Numerator for basic net income per Common Stock share	$7,798	$7,575	$19,657	$20,784

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$522	$517	$1,561	$1,545
Class B Common Stock undistributed earnings – basic	1,759	1,676	4,173	4,453

Numerator for basic net income per Class B Common Stock share	$2,281	$2,193	$5,734	$5,998

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2012	2011	2012	2011
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	522	517	1,561	1,545
Common Stock undistributed earnings – diluted	7,772	7,466	18,474	19,881

Numerator for diluted net income per Common Stock share	$10,079	$9,768	$25,391	$26,782

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$522	$517	$1,561	$1,545
Class B Common Stock undistributed earnings – diluted	1,785	1,701	4,235	4,520

Numerator for diluted net income per Class B Common Stock share	$2,307	$2,218	$5,796	$6,065

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2012	2011	2012	2011
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,089	2,067	2,084	2,061

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,270	9,248	9,265	9,242
Class B Common Stock weighted average shares outstanding – diluted	2,129	2,107	2,124	2,101

Basic net income per share:
Common Stock	$1.09	$1.06	$2.75	$2.91

Class B Common Stock	$1.09	$1.06	$2.75	$2.91

Diluted net income per share:
Common Stock	$1.09	$1.06	$2.74	$2.90

Class B Common Stock	$1.08	$1.05	$2.73	$2.89

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

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

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During both YTD 2012 and YTD 2011, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 22% and 8%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2012; and accounted for approximately 21% and 9%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2011. Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s total net sales during both YTD 2012 and YTD 2011.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately 6% of the Company’s employees expired during 2011 and the Company entered into new agreements in 2011. One collective bargaining agreement covering approximately .4% of the Company’s employees expired in July 2012 and the Company entered into a new agreement during Q3 2012. No additional collective bargaining agreements will expire during the remainder of 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
In Thousands	2012	2011
Accounts receivable, trade, net	$(5,638)	$(12,386)
Accounts receivable from The Coca-Cola Company	(11,998)	(5,582)
Accounts receivable, other	2,291	5,193
Inventories	(8,334)	(9,503)
Prepaid expenses and other current assets	1,942	5,017
Accounts payable, trade	7,120	4,234
Accounts payable to The Coca-Cola Company	7,881	12,182
Other accrued liabilities	9,978	7,966
Accrued compensation	(4,885)	(7,398)
Accrued interest payable	6,673	7,194

Decrease in current assets less current liabilities	$5,030	$6,917

Non-cash activity

Additions to property, plant and equipment of $2.2 million and $3.0 million have been accrued but not paid and are recorded in accounts payable, trade as of September 30, 2012 and October 2, 2011, respectively.

24. New Accounting Pronouncements

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

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the third quarter of 2012 (“Q3 2012”) and the first nine months of 2012 (“YTD 2012”) and changes from the third quarter of 2011 (“Q3 2011”) and the first nine months of 2011 (“YTD 2011”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q3 2012 and YTD 2012 compared to Q3 2011 and YTD 2011, respectively.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q3 2012 compared to year-end 2011 and the end of Q3 2011 as presented in the consolidated financial statements.

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

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 81% of the Company’s YTD 2012 bottle/can net sales.

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

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2012	2011	2012	2011
Bottle/can sales:
Sparkling beverages (including energy products)	$271,279	$263,653	$809,640	$787,739
Still beverages	68,256	65,327	186,067	177,668

Total bottle/can sales	339,535	328,980	995,707	965,407
Other sales:
Sales to other Coca-Cola bottlers	39,160	38,447	111,855	116,545
Post-mix and other	41,160	38,431	120,171	106,428

Total other sales	80,320	76,878	232,026	222,973

Total net sales	$419,855	$405,858	$1,227,733	$1,188,380

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $150.9 million and $144.5 million in YTD 2012 and YTD 2011, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products and packages. In addition, the Company has closed a number of smaller sales distribution centers over the past several years, reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q3 2012 and YTD 2012

•	a $1.0 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2013 aluminum hedging program in Q3 2012 and YTD 2012;

•	a $.4 million and a $1.2 million additional income tax expense to increase the valuation allowance for certain deferred tax assets of the Company in Q3 2012 and YTD 2012, respectively; and

•	a $.2 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2012 due mainly to the lapse of applicable statutes of limitations.

Q3 2011 and YTD 2011

•

a $10,000 pre-tax favorable mark-to-market adjustment and a $.2 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 fuel hedging program in Q3 2011 and YTD 2011, respectively;

•	a $1.8 million and a $4.1 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2011 aluminum hedging program in Q3 2011 and YTD 2011, respectively; and

•	a $.9 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2011 due mainly to the lapse of applicable statues of limitations.

The following overview provides a summary of key information concerning the Company’s financial results for

Q3 2012 and YTD 2012 compared to Q3 2011 and YTD 2011.

	Third Quarter		Change	%
In Thousands (Except Per Share Data)	2012	2011		Change
Net sales	$419,855	$405,858	$13,997	3.4
Cost of sales	248,927	243,142	5,785	2.4
Gross margin	170,928	162,716	8,212	5.0
S,D&A expenses	143,490	137,752	5,738	4.2
Income from operations	27,438	24,964	2,474	9.9
Interest expense, net	9,033	9,087	(54)	(0.6)
Income before taxes	18,405	15,877	2,528	15.9
Income tax expense	7,191	4,892	2,299	47.0
Net income	11,214	10,985	229	2.1
Net income attributable to the Company	10,079	9,768	311	3.2

Basic net income per share:
Common Stock	$1.09	$1.06	$.03	2.8
Class B Common Stock	$1.09	$1.06	$.03	2.8

Diluted net income per share:
Common Stock	$1.09	$1.06	$.03	2.8
Class B Common Stock	$1.08	$1.05	$.03	2.9

	First Nine Months		Change	%
In Thousands (Except Per Share Data)	2012	2011		Change
Net sales	$1,227,733	$1,188,380	$39,353	3.3
Cost of sales	727,798	710,930	16,868	2.4
Gross margin	499,935	477,450	22,485	4.7
S,D&A expenses	425,315	404,887	20,428	5.0
Income from operations	74,620	72,563	2,057	2.8
Interest expense, net	27,183	26,898	285	1.1
Income before taxes	47,437	45,665	1,772	3.9
Income tax expense	19,228	16,227	3,001	18.5
Net income	28,209	29,438	(1,229)	(4.2)
Net income attributable to the Company	25,391	26,782	(1,391)	(5.2)

Basic net income per share:
Common Stock	$2.75	$2.91	$(0.16)	(5.5)
Class B Common Stock	$2.75	$2.91	$(0.16)	(5.5)

Diluted net income per share:
Common Stock	$2.74	$2.90	$(0.16)	(5.5)
Class B Common Stock	$2.73	$2.89	$(0.16)	(5.5)

The Company’s net sales increased 3.4% in Q3 2012 compared to Q3 2011. The Company’s net sales increased 3.3% in YTD 2012 compared to YTD 2011. The increase in net sales in Q3 2012 compared to Q3 2011 was primarily due to a 2.6% increase in bottle/can volume to retail customers. The 2.6% increase was due to a 1.3% increase in sparkling beverages and an 8.2% increase in still beverages. Bottle/can sales price per unit increased .6% in Q3 2012 compared to Q3 2011. The increase in net sales in YTD 2012 compared to YTD 2011 was primarily due to a 1.7% increase in bottle/can sales price per unit and a 1.4% increase in bottle/can volume to retail customers. The increase in sales price per unit was primarily due to an increase in sales price per unit of sparkling beverages except energy products. The increase in bottle/can volume to retail customers was primarily due to an increase in still beverages. The increase in net sales in YTD 2012 compared to YTD 2011 was partially offset by a decrease in sales volume to other Coca-Cola bottlers. The decrease in sales volume to other Coca-Cola bottlers was primarily due to a decrease in sparkling beverages.

Gross margin dollars increased 5.0% in Q3 2012 compared to Q3 2011. The Company’s gross margin percentage increased to 40.7% in Q3 2012 from 40.1% in Q3 2011. Gross margin dollars increased 4.7% in YTD 2012 compared to YTD 2011. The Company’s gross margin percentage increased to 40.7% in YTD 2012 from 40.2% in YTD 2011. The increase in gross margin percentage in Q3 2012 compared to Q3 2011 was primarily due to higher bottle/can sales price per unit and lower aluminum hedging costs partially offset by lower marketing funding support. The increase in gross margin percentage in YTD 2012 compared to YTD 2011 was primarily due to higher sales price per unit for bottle/can volume and lower sales volume to other Coca-Cola bottlers which have a lower gross margin percentage partially offset by higher costs of raw materials and increased purchases of full goods.

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

S,D&A expenses increased 4.2% in Q3 2012 from Q3 2011. The increase in S,D&A expenses in Q3 2012 from Q3 2011 was attributable primarily to increased employee payroll costs including benefit costs, increased property and casualty insurance and increased professional fees. S,D&A expenses increased 5.0% in YTD 2012 from YTD 2011. The increase in S,D&A expenses in YTD 2012 from YTD 2011 was attributable primarily to increased employee payroll costs including benefit costs, increased marketing expense, increased property and casualty insurance and increased professional fees.

Net interest expense increased 1.1% in YTD 2012 compared to YTD 2011. The increase was primarily due to the Company entering into two new capital leases in the first quarter of 2011. Net interest expense was unchanged from Q3 2011 to Q3 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during YTD 2012 from 6.0% during YTD 2011.

Net debt and capital lease obligations were summarized as follows:

In Thousands	Sept. 30, 2012	Jan. 1, 2012	Oct. 2, 2011
Debt	$523,344	$523,219	$523,179
Capital lease obligations	70,802	74,054	75,018

Total debt and capital lease obligations	594,146	597,273	598,197
Less: Cash and cash equivalents	112,661	93,758	71,549

Total net debt and capital lease obligations (1)	$481,485	$503,515	$526,648

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

In September 2011, the FASB issued new guidance relative to the test for goodwill impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

Q3 2012 Compared to Q3 2011 and YTD 2012 Compared to YTD 2011

Net Sales

Net sales increased $14.0 million, or 3.4%, to $419.9 million in Q3 2012 compared to $405.9 million in Q3 2011. Net sales increased $39.4 million, or 3.3%, to $1,227.7 million in YTD 2012 compared to $1,188.3 million in YTD 2011.

The increase in net sales for Q3 2012 compared to Q3 2011 was principally attributable to the following:

Q3 2012	Attributable to:
(In Millions)
$8.6	2.6% increase in bottle/can volume to retail customers primarily due to a volume increase in all products
2.0	.6% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling products except energy products
0.8	3.8% increase in post-mix sales price per unit
0.6	1.5% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
0.6	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.6	Increase in data analysis and consulting services provided
0.4	Increase in supply chain and logistics solutions consulting provided
0.3	1.2% increase in post-mix sales volume
0.1	Other

$14.0	Total increase in net sales

The increase in net sales for YTD 2012 compared to YTD 2011 was principally attributable to the following:

YTD 2012	Attributable to:
(In Millions)
$17.0	1.7% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
13.3	1.4% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
(10.3)	8.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
5.7	5.3% increase in sale price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
4.9	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
2.4	3.8% increase in post-mix sales price per unit
1.9	Increase in data analysis and consulting services provided
1.7	Increase in supply chain and logistics solutions consulting provided
1.4	2.2% increase in post-mix sales volume
1.4	Other

$39.4	Total increase in net sales

In YTD 2012, the Company’s bottle/can sales to retail customers accounted for 81.1% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q3 2012 and Q3 2011 and YTD 2012 and YTD 2011 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2012	Q3 2011	% Increase
Sparkling beverages (including energy products)	80.3%	81.3%	1.3
Still beverages	19.7%	18.7%	8.2

Total bottle/can sales volume	100.0%	100.0%	2.6

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2012	YTD 2011	% Increase
Sparkling beverages (including energy products)	82.1%	83.0%	0.2
Still beverages	17.9%	17.0%	7.1

Total bottle/can sales volume	100.0%	100.0%	1.4

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During both YTD 2012 and YTD 2011, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume during YTD 2012. Wal-Mart Stores, Inc. accounted for approximately 21% of the Company’s total bottle/can volume during YTD 2011. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 8% of the Company’s total bottle/can volume during YTD 2012. Food Lion, LLC accounted for approximately 9% of the Company’s total bottle/can volume during YTD 2011. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $5.3 million and $5.4 million in YTD 2012 and YTD 2011, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 2.4%, or $5.8 million, to $248.9 million in Q3 2012 compared to $243.1 million in Q3 2011. Cost of sales increased 2.4%, or $16.9 million, to $727.8 million in YTD 2012 compared to $710.9 million in YTD 2011.

The increase in cost of sales for Q3 2012 compared to Q3 2011 was principally attributable to the following:

Q3 2012	Attributable to:
(In Millions)
$4.9	2.6% increase in bottle/can volume to retail customers primarily due to a volume increase in all products
1.8	Decrease in marketing funding support received primarily from The Coca-Cola Company
(1.7)	Decrease in cost due to the Company’s aluminum hedging program
1.6	Increase in raw material costs and increased purchases of full goods
0.2	1.2% increase in post-mix sales volume
(1.0)	Other

$5.8	Total increase in cost of sales

The increase in cost of sales for YTD 2012 compared to YTD 2011 was principally attributable to the following:

YTD 2012	Attributable to:
(In Millions)
$16.8	Increase in raw material costs and increased purchases of full goods
(10.1)	8.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
7.7	1.4% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
3.6	Decrease in marketing funding support received primarily from The Coca-Cola Company
(2.7)	Decrease in cost due to the Company’s aluminum hedging program
1.8	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.0	2.2% increase in post-mix sales volume
(1.2)	Other

$16.9	Total increase in cost of sales

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $14.1 million for Q3 2012 compared to $15.9 million for Q3 2011. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $40.4 million for YTD 2012 compared to $44.0 million for YTD 2011.

Gross Margin

Gross margin dollars increased 5.0%, or $8.2 million, to $170.9 million in Q3 2012 compared to $162.7 million in Q3 2011. Gross margin as a percentage of net sales increased to 40.7% for Q3 2012 from 40.1% for Q3 2011. Gross margin dollars increased 4.7%, or $22.5 million, to $499.9 million in YTD 2012 compared to $477.4 million in YTD 2011. Gross margin as a percentage of net sales increased to 40.7% for YTD 2012 from 40.2% for YTD 2011.

The increase in gross margin dollars for Q3 2012 compared to Q3 2011 was principally attributable to the following:

Q3 2012	Attributable to:
(In Millions)
$3.7	2.6% increase in bottle/can volume to retail customers primarily due to a volume increase in all products
2.0	.6% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling products except energy products
(1.8)	Decrease in marketing funding support received primarily from The Coca-Cola Company
1.7	Decrease in cost due to the Company’s aluminum hedging program
(1.6)	Increase in raw material costs and increased purchases of full goods
0.8	3.8% increase in post-mix sales price per unit
0.6	1.5% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
0.6	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.6	Increase in data analysis and consulting services provided
0.4	Increase in supply chain and logistics solutions consulting provided
0.1	1.2% increase in post-mix sales volume
1.1	Other

$8.2	Total increase in gross margin

The increase in gross margin dollars for YTD 2012 compared to YTD 2011 was principally attributable to the following:

YTD 2012	Attributable to:
(In Millions)
$17.0	1.7% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
(16.8)	Increase in raw material costs and increased purchases of full goods
5.7	5.3% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
5.6	1.4% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
(3.6)	Decrease in marketing funding support received primarily from The Coca-Cola Company
3.1	Increase in the sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
2.7	Decrease in cost due to the Company’s aluminum hedging program
2.4	3.8% increase in post-mix sales price per unit
1.9	Increase in data analysis and consulting services provided
1.7	Increase in supply chain and logistics solutions consulting provided
0.4	2.2% increase in post-mix sales volume
(0.2)	8.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
2.6	Other

$22.5	Total increase in gross margin

The increase in gross margin percentage in Q3 2012 compared to Q3 2011 was primarily due to higher bottle/can sales price per unit and lower aluminum hedging costs partially offset by lower marketing funding support. The increase in gross margin percentage in YTD 2012 compared to YTD 2011 was primarily due to higher sales price per unit for bottle/can volume and lower sales volume to other Coca-Cola bottlers which have a lower gross margin percentage partially offset by higher costs of raw materials and increased purchases of full goods.

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

S,D&A expenses increased by $5.7 million, or 4.2%, to $143.5 million in Q3 2012 from $137.8 million in Q3 2011. S,D&A expenses as a percentage of net sales increased from 33.9% in Q3 2011 to 34.2% in Q3 2012. S,D&A expenses increased by $20.4 million, or 5.0%, to $425.3 million in YTD 2012 from $404.9 million in YTD 2011. S,D&A expenses as a percentage of net sales increased from 34.1% in YTD 2011 to 34.6% in YTD 2012.

The increase in S,D&A expenses for Q3 2012 compared to Q3 2011 was principally attributable to the following:

Q3 2012	Attributable to:
(In Millions)
$2.6	Increase in employee salaries and wages including bonus and incentive expense
1.4	Increase in property and casualty (auto, general and workers’ compensation) insurance
1.0	Increase in employee benefit costs primarily due to increased medical insurance expense (active and retiree)
1.0	Increase in professional fees and consulting services
(0.3)	Other

$5.7	Total increase in S,D&A expenses

The increase in S,D&A expenses for YTD 2012 compared to YTD 2011 was principally attributable to the following:

YTD 2012	Attributable to:
(In Millions)
$7.5	Increase in employee salaries and wages including bonus and incentive expense
3.2	Increase in employee benefit costs primarily due to increased medical insurance expense (active and retiree)
2.9	Increase in marketing expense primarily due to various marketing programs
1.7	Increase in professional fees and consulting services
0.8	Increase in property and casualty (auto, general and workers’ compensation) insurance
0.7	Increase in software amortization (continued investments in technology)
0.6	Increase in depreciation and amortization expense primarily due to new capital leases
3.0	Other

$20.4	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $150.9 million and $144.5 million in YTD 2012 and YTD 2011, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans increased by $.2 million from $.6 million in Q3 2011 to $.8 million in Q3 2012 and by $.5 million from $1.8 million in YTD 2011 to $2.3 million in YTD 2012.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not part of collective bargaining agreements. The Company matched the first 3% of its employees’ contributions for 2011. The Company maintained the option to increase the matching contributions an additional 2%, for a total of 5%, based on the financial results for 2011. The 2% matching contributions were accrued in each quarter during 2011 for a total expense of $2.8 million. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% that had been accrued for the entire year of 2011. The Company made this additional contribution payment for 2011 in the first quarter of 2012 (“Q1 2012”).

During Q1 2012, the Company decided to change the Company’s matching from fixed to discretionary and no longer automatically matches the first 3% of participants’ contributions. The Company maintains the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The total costs for this benefit in YTD 2012 and YTD 2011, using the Company’s best estimate of 5% matching contributions in YTD 2012, were $5.6 million and $5.7 million, respectively.

Interest Expense

Net interest expense was unchanged from Q3 2011 to Q3 2012. Net interest expense increased 1.1% in YTD 2012 compared to YTD 2011. The increase was primarily due to the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during YTD 2012 from 6.0% during YTD 2011.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2012 and YTD 2011 was 40.5% and 35.5%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by the difference of income before income taxes minus net income attributable to noncontrolling interest, for YTD 2012 and YTD 2011 was 43.1% and 37.7%, respectively.

In Q1 2012 and Q3 2012, the Company increased its valuation allowance by $.7 million and $.4 million, respectively. The net effect of both adjustments was an increase to income tax expense. The increase to the valuation allowance was due mainly to the Company’s assessment of its ability to use certain net operating loss carryforwards. The increase in the valuation allowance in 2012 is the primary driver of the increase in the effective tax rate in 2012 as compared to 2011. The Company’s effective tax rate for the remainder of 2012 is dependent upon the results of operations and may change if the results in 2012 are different from current expectations.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.8 million in YTD 2012 compared to $2.7 million in YTD 2011 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.39 billion at September 30, 2012, from $1.36 billion at January 1, 2012 primarily due to increases in cash and cash equivalents, accounts receivables and inventories offset by a decrease in property, plant and equipment, net.

Net working capital, defined as current assets less current liabilities, increased by $16.4 million to $25.7 million at September 30, 2012 from January 1, 2012 and decreased by $84.1 million at September 30, 2012 from October 2, 2011.

Significant changes in net working capital from January 1, 2012 were as follows:

•	An increase in cash and cash equivalents of $21.9 million due to cash flow from operations.

•	An increase in accounts receivable, trade of $5.6 million primarily due to normal seasonal increase in sales.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $12.0 million and $7.9 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $8.3 million primarily due to normal seasonal increase in sales.

•	An increase in other accrued liabilities of $10.0 million primarily due to an increase in the accrual for employee benefits and an increase in income tax payable.

•	A decrease in accrued compensation of $4.3 million primarily due to the payment of bonuses in March 2012.

•	An increase in accrued interest payable of $6.7 million primarily due to the timing of payments.

Significant changes in net working capital from October 2, 2011 were as follows:

•	An increase in cash and cash equivalents of $44.1 million primarily due to funds from operations and the timing of payments.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $2.8 million and $4.8 million, respectively, primarily due to the timing of payments.

•

An increase in current portion of long-term debt of $120 million due to the reclassification of current maturities of long-term debt of $120 million from long-term debt. This is the portion of the $150 million of Senior Notes due November 2012 which is expected to be paid from available cash plus amounts to be borrowed from the uncommitted line of credit. The remaining $30 million of Senior Notes due November 2012 is expected to be paid from amounts to be borrowed on the $200 million five-year unsecured revolving credit facility discussed below.

•	An increase in accounts payable, trade of $10.8 million due to timing of payments.

•	A decrease in other accrued liabilities of $4.7 million primarily due to the timing of payments.

Debt and capital lease obligations were $594.1 million as of September 30, 2012 compared to $597.3 million as of January 1, 2012 and $598.2 million as of October 2, 2011. Debt and capital lease obligations as of September 30, 2012 included $70.8 million of capital lease obligations related primarily to Company facilities.

Liquidity and Capital Resources

Capital Resources

The Company’s sources of capital include cash flows from operations, available credit facility balances and the issuance of debt and equity securities. Management believes the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

As of September 30, 2012, the Company had all $200 million available under the $200 million five-year unsecured revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the $200 million facility have the ability to and will meet any funding requests from the Company.

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

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of September 30, 2012, $523.3 million of the Company’s total outstanding balance of debt and capital lease obligations of $594.1 million was financed through publicly offered debt. The Company had capital lease obligations of $70.8 million as of September 30, 2012. There were no amounts outstanding on either the $200 million facility or on the Company’s $20 million uncommitted line of credit (described below) as of September 30, 2012.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of activity for YTD 2012 and YTD 2011 follows:

	First Nine Months
In Millions	2012	2011
Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$92.7	$96.5
Proceeds from the reduction of restricted cash	3.0	.5
Proceeds from the sale of property, plant and equipment	.5	.6

Total cash sources	$96.2	$97.6

Cash Uses
Capital expenditures	$36.5	$41.4
Payment of debt and capital lease obligations	3.5	2.9
Debt issuance costs	—	.7
Dividends	6.9	6.9
Income tax payments	9.1	15.1
Pension payments	18.2	7.8
Other	.1	.1

Total cash uses	$74.3	$74.9

Increase in cash	$21.9	$22.7

Investing Activities

Additions to property, plant and equipment during YTD 2012 were $32.6 million of which $2.2 million were accrued in accounts payable, trade as unpaid. This compared to $34.0 million in total additions to property, plant and equipment during YTD 2011 of which $3.0 million were accrued in accounts payable, trade as unpaid. Capital expenditures during YTD 2012 were funded with cash flows from operations. The Company anticipates total additions to property, plant and equipment in fiscal year 2012 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of September 30, 2012, the Company had all $200 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company. On September 30, 2012, January 1, 2012 and October 2, 2011, the Company had no outstanding borrowings on the $200 million facility.

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

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. The Company had no outstanding borrowings under the uncommitted line of credit on September 30, 2012, January 1, 2012 and October 2, 2011.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into seven capital leases.

At September 30, 2012, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $36.6 million of debt for these entities as of September 30, 2012. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of September 30, 2012, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $72.8 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of September 30, 2012:

	Payments Due by Period
In Thousands	Total	Oct. 2012- Sept. 2013	Oct. 2013- Sept. 2015	Oct. 2015- Sept. 2017	After Sept. 2017
Contractual obligations:
Total debt, net of interest	$523,344	$150,000	$100,000	$164,757	$108,587
Capital lease obligations, net of interest	70,802	5,110	11,698	13,844	40,150
Estimated interest on long-term debt and capital lease obligations (1)	122,107	27,190	48,042	27,734	19,141
Purchase obligations (2)	159,283	95,570	63,713	—	—
Other long-term liabilities (3)	123,360	11,604	16,924	12,364	82,468
Operating leases	37,081	4,769	7,743	5,657	18,912
Long-term contractual arrangements (4)	25,052	8,351	12,168	3,177	1,356
Postretirement obligations	65,428	4,460	6,413	7,376	47,179
Purchase orders (5)	46,474	46,474	—	—	—

Total contractual obligations	$1,172,931	$353,528	$266,701	$234,909	$317,793

(1)	Includes interest payments based on contractual terms and current interest rates for variable rate debt.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.
(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $5.1 million of uncertain tax positions including accrued interest, as of September 30, 2012 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $2.6 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of September 30, 2012, the Company has $20.8 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company has made contributions to the Company-sponsored pension plans of $18.2 million in YTD 2012. Based on information currently available, the Company does not anticipate making additional cash contributions during the remainder of 2012. Postretirement medical care payments are expected to be approximately $3 million in 2012. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

Interest Rate Hedging

Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.9 million during both YTD 2012 and YTD 2011.

As of September 30, 2012, January 1, 2012 and October 2, 2011, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.9%, 5.9% and 5.8%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% in YTD 2012 from 6.0% in YTD 2011. None of the Company’s debt and capital lease obligations of $594.1 million as of September 30, 2012 was maintained on a floating rate basis or was subject to changes in short-term interest rates.

Fuel Hedging

In February 2011, the Company entered into derivative instruments to hedge all of the Company’s projected diesel fuel and unleaded gasoline purchases used in the Company’s delivery fleet and other vehicles for the second, third and fourth quarters of 2011 establishing an upper limit on the Company’s price of diesel fuel and unleaded gasoline. The Company paid a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounted for its fuel hedges on a mark-to-market basis with any expense or income being reflected as an adjustment of fuel costs.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The net impact of the Company’s fuel hedging program was to increase fuel costs by $.3 million in YTD 2011.

There were no outstanding fuel derivative agreements during YTD 2012 or as of September 30, 2012.

Aluminum Hedging

During the second quarter of 2009, the Company entered into derivative instruments to hedge approximately 75% of the projected 2011 aluminum purchase requirements. The Company pays a fee for these instruments which is amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales. In Q3 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 aluminum purchases.

The net impact of the Company’s aluminum hedging program was to decrease cost of sales by $1.0 million and increase cost of sales by $1.6 million in YTD 2012 and YTD 2011, respectively.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s belief that the covenants on its $200 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s potential marketing funding support from The Coca-Cola Company and other beverage companies;

•

the Company’s belief that disposition of certain claims and legal proceedings will not have a material adverse effect on its financial condition, cash flows or results of operations and that no material amount of loss in excess of recorded amounts is reasonably possible as a result of these claims and legal proceedings;

•	the Company’s belief that the Company has adequately provided for any ultimate amounts that are likely to result from tax audits;

•	the Company’s belief that the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending;

•

the Company’s expectations to pay the $150 million of senior notes which mature in November 2012 with available cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility;

•

the Company’s belief that the cooperatives whose debt the Company guarantees have sufficient assets and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss and that the cooperatives will perform their obligations under their debt commitments;

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that there will be no cash contributions during the remainder of 2012 to its two Company-sponsored pension plans;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $3.5 million in 2012;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2012;

•	the Company’s belief that the Company’s best estimate of the 5% matching contribution expense for the 401(k) Saving Plan is approximately $6.4 million in 2012;

•	the Company’s belief that cash requirements for income taxes will be in the range of $4 million to $6 million for the remainder of 2012;

•	the Company’s expectation that additions to property, plant and equipment in 2012 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of September 30, 2012. None of the Company’s debt and capital lease obligations of $594.1 million as of September 30, 2012 was subject to changes in short-term interest rates.

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

During the second quarter of 2009, the Company entered into derivative instruments to hedge approximately 75% of the projected 2011 aluminum purchase requirements. The Company paid a fee for these instruments which was amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales. In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 aluminum purchases.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Financial statement from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended September 30, 2012, filed on November 9, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 9, 2012	By:	/s/ James E. Harris
James E. Harris Principal Financial Officer of the Registrant and Senior Vice President, Shared Services and Chief Financial Officer

Date: November 9, 2012	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President of Operations Finance and Chief Accounting Officer