Form 10-K
period 2012-12-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2013-03-14
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

Commission file number 0-9286

(Exact name of registrant as specified in its charter)

Delaware	56-0950585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4100 Coca-Cola Plaza, Charlotte, North Carolina 28211

(Address of principal executive offices) (Zip Code)

(704) 557-4400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	The NASDAQ Global Select Market

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

Market Value as of June 29, 2012
Common Stock, $l.00 Par Value	$299,362,116
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 1, 2013
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,088,842

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2013 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.	Business

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

As of December 30, 2012, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company. J. Frank Harrison, III, the Company’s Chairman of the Board and Chief Executive Officer, currently owns or controls approximately 85% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

Nonalcoholic beverage products can be broken down into two categories:

•	Sparkling beverages – beverages with carbonation, including energy drinks; and

•	Still beverages – beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

Sales of sparkling beverages were approximately 82%, 83% and 83% of total net sales for fiscal 2012 (“2012”), fiscal 2011 (“2011”) and fiscal 2010 (“2010”), respectively. Sales of still beverages were approximately 18%, 17% and 17% of total net sales for 2012, 2011 and 2010, respectively.

The Company holds Cola Beverage Agreements and Allied Beverage Agreements under which it produces, distributes and markets, in certain regions, sparkling beverages of The Coca-Cola Company. The Company also holds Still Beverage Agreements under which it distributes and markets in certain regions still beverages of The Coca-Cola Company such as POWERade, vitaminwater and Minute Maid Juices To Go and produces, distributes and markets Dasani water products.

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

The Company’s principal sparkling beverage is Coca-Cola. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can volume to retail customers. In total, products of The Coca-Cola Company accounted for approximately 88% of the Company’s bottle/can volume to retail customers during 2012, 2011 and 2010.

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

In recent years, the Company has developed and begun to market and distribute certain products which it owns. These products include Country Breeze tea, Tum-E Yummies, a vitamin-C enhanced flavored drink and Fuel in a Bottle power shots. The Company markets and sells these products nationally.

The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to Coca-Cola Refreshments USA, Inc. (“CCR”) and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. CCE began distributing Tum-E Yummies in the first quarter of 2010 and CCR is continuing to do so nationally. Certain other Coca-Cola franchise bottlers are also distributing Tum-E Yummies. References to “CCR” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company.

The following table sets forth some of the Company’s most important products, including both products that The Coca-Cola Company and other beverage companies have licensed to the Company and products that the Company owns.

The Coca-Cola Company
Sparkling Beverages (including Energy Products)	Still Beverages	Products Licensed by Other Beverage Companies	Company Owned Products
Coca-Cola	glacéau smartwater	Dr Pepper	Tum-E Yummies
Diet Coke	glacéau vitaminwater	Diet Dr Pepper	Country Breeze tea
Coca-Cola Zero	Dasani	Sundrop	Fuel in a Bottle
Sprite	Dasani Flavors	Monster Energy
Fanta Flavors	Powerade	products
Sprite Zero	Powerade Zero
Mello Yello	Minute Maid Adult
Cherry Coke	Refreshments
Seagrams Ginger Ale	Minute Maid Juices
Cherry Coke Zero	To Go
Diet Coke Splenda®	Nestea
Fresca	Gold Peak tea
Pibb Xtra	FUZE
Barqs Root Beer	V8 juice products
TAB	from Campbell
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

Cola and Allied Beverage Agreements with The Coca-Cola Company.

The Company purchases concentrates from The Coca-Cola Company and produces, markets and distributes its principal sparkling beverages within its territories under two basic forms of beverage agreements with The Coca-Cola Company: (i) beverage agreements that cover sparkling beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages” and “Cola Beverage Agreements”), and (ii) beverage agreements that cover other sparkling beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Cola and Allied Beverage Agreements”), although in some instances the Company distributes sparkling beverages without a written agreement. The Company is a party to Cola Beverage Agreements and Allied Beverage Agreements for various specified territories.

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

The Company entered into an agreement (the “Incidence Pricing Agreement”) with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price The Coca-Cola Company charges under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. The Incidence Pricing Agreement has been extended through December 31, 2013 under the same terms that were in effect for 2009 through 2012.

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

The Company also sells Coca-Cola and other post-mix products of The Coca-Cola Company on a non-exclusive basis. The Coca-Cola Company establishes the prices charged to the Company for post-mix products of The Coca-Cola Company. In addition, the Company produces some products for sale to other Coca-Cola bottlers and CCR. These sales have lower margins but allow the Company to achieve higher utilization of its production equipment and facilities.

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

Beverage Agreements with Other Licensors.

The Company has beverage agreements with Dr Pepper Snapple Group, Inc. for Dr Pepper and Sundrop brands which are similar to those for the Cola and Allied Beverage Agreements. These beverage agreements are perpetual in nature but may be terminated by the Company upon 90 days’ notice. The price the beverage companies may charge for syrup or concentrate is set by the beverage companies from time to time. These beverage agreements also contain similar restrictions on the use of trademarks, approved bottles, cans and labels and sale of imitations or substitutes as well as termination for cause provisions. The Company also sells post-mix products of Dr Pepper Snapple Group, Inc.

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

The territories covered by beverage agreements with other licensors are not always aligned with the territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these other agreements represented approximately 12% of the Company’s bottle/can volume to retail customers for 2012, 2011 and 2010.

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

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.5 million, $1.6 million and $1.5 million in 2012, 2011 and 2010, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished products through May 2014. Purchases from SAC by the Company for finished products were $141 million, $134 million and $131 million in 2012, 2011 and 2010, respectively, or 27.5 million cases, 26.2 million cases and 26.1 million cases of finished product, respectively.

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

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2012, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 8% of the Company’s total bottle/can volume to retail customers. Wal-Mart Stores, Inc. and Food Lion, LLC accounted for approximately 15% and 6% of the Company’s total net sales, respectively. The loss of either Wal-Mart Stores, Inc. or Food Lion, LLC as customers would have a material adverse effect on the Company. All of the Company’s beverage sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from The Coca-Cola Company in recent years include Coca-Cola Zero, Dasani flavors, Full Throttle and Gold Peak tea products. In 2007, the Company began distribution of its own products, Country Breeze tea and Tum-E Yummies. In 2011, the Company began distribution of Fuel in a Bottle Energy Shot and Fuel in a Bottle Protein Shot. In addition, the Company also began distribution of NOS® products (energy drinks from FUZE, a subsidiary of The Coca-Cola Company), juice products from FUZE and V8 products from Campbell during 2007. In the fourth quarter of 2007, the Company began distribution of glacéau products, a wholly-owned subsidiary of The Coca-Cola Company that produces branded enhanced beverages including vitaminwater and smartwater. The Company entered into a distribution agreement in October 2008 with subsidiaries of Hansen Natural Corporation, the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under this agreement, the Company began distributing Monster Energy drinks in certain of the Company’s territories in November 2008. New packaging introductions include the 1.25-liter bottle in 2011, the 7.5-ounce sleek can during 2010, the 2-liter contour bottle for Coca-Cola products during 2009 and the 20-ounce “grip” bottle during 2007. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package in select convenience stores and introduced it companywide in 2009. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw material costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. For example, there may be as many as 24 different packages for Diet Coke within a single geographic area. Bottle/can volume to retail customers during 2012 was approximately 46% cans, 53% bottles and 1% other containers.

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

Seasonality

Sales of the Company’s products are seasonal with the highest sales volume occurring in May, June, July and August. The Company has adequate production capacity to meet sales demand for sparkling and still beverages during these peak periods. See “Item 2. Properties” for information relating to utilization of the Company’s production facilities. Sales volume can be impacted by weather conditions.

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 83% of the Company’s bottle/can volume to retail customers in 2012. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

Government Regulation

The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”) and other federal, state and local health agencies. The FDA also regulates the labeling of containers. In February 2013, health advocates and public health officials from major cities in the United States submitted a petition requesting the FDA to regulate the amount of caloric sweeteners in sparkling and other beverages. The FDA has not responded to the petition.

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

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At December 30, 2012, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

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

Employees

As of February 1, 2013, the Company had approximately 5,000 full-time employees, of whom approximately 400 were union members. The total number of employees, including part-time employees, was approximately 6,500. Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining agreement covering approximately .4% of the Company’s employees expired during 2012 and the Company entered into a new agreement in 2012. Two collective bargaining agreements covering approximately .7% of the Company’s employees will expire during 2013.

Exchange Act Reports

The Company makes available free of charge through the Company’s Internet website, www.cokeconsolidated.com, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC. Any materials that the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D. C. 20549.

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

The Company is exposed to risks resulting from several large customers that account for a significant portion of its bottle/can volume and revenue. The Company’s two largest customers accounted for approximately 30% of the Company’s 2012 bottle/can volume to retail customers and approximately 21% of the Company’s total net sales. The loss of one or both of these customers could adversely affect the Company’s results of operations. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. The Company’s results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with these customers’ demands is significant. If receivables from one or more of these customers become uncollectible, the Company’s results of operations may be adversely impacted. One of these customers has announced store closing in the United States, but the Company has not determined if this could affect the Company’s results of operations.

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

Approximately 88% of the Company’s bottle/can volume to retail customers in 2012 consisted of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s bottle/can volume to retail customers in 2012 consisted of products of other beverage companies and the Company’s own products. The Company must satisfy various requirements under its beverage agreements. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products.

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

As of December 30, 2012, $50.0 million of the Company’s debt and capital lease obligations of $493.0 million were subject to changes in short-term interest rates. The Company’s $200 million revolving credit facility and $20 million uncommitted line of credit are subject to changes in short-term interest rates. On December 30, 2012, the Company had $30.0 million of outstanding borrowings on the $200 million revolving credit facility and $20.0 million of outstanding borrowing on the $20 million uncommitted line of credit. If interest rates increase in the future, it could increase the Company’s borrowing cost and it could reduce the Company’s overall profitability. The Company’s pension and postretirement medical benefits costs are subject to changes in interest rates. A decline in interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and increase the overall liability.

The level of the Company’s debt could restrict the Company’s operating flexibility and limit the Company’s ability to incur additional debt to fund future needs.

As of December 30, 2012, the Company had $493.0 million of debt and capital lease obligations. The Company’s level of debt requires the Company to dedicate a substantial portion of the Company’s future cash flows from operations to the payment of principal and interest, thereby reducing the funds available to the Company for other purposes. The Company’s debt can negatively impact the Company’s operations by (1) limiting the Company’s ability and/or increasing the cost to obtain funding for working capital, capital expenditures and other general corporate purposes; (2) increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and (3) exposing the Company to a risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet the Company’s debt service requirements.

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

On September 21, 2011, the Company entered into a $200 million five-year unsecured revolving credit agreement (“$200 million facility”). This replaced the previous $200 million five-year unsecured revolving credit agreement which had been scheduled to mature in 2012. The $200 million facility has a scheduled maturity date of September 21, 2016. The Company repaid $150 million of Senior Notes which matured in 2012. The Company borrowed from its $200 million facility and its $20 million uncommitted line of credit and used cash flows generated by operations to fund the repayments. As of December 30, 2012, the Company had $170 million available on its $200 million facility. The limitation of availability of funds could have an impact on the Company’s ability to refinance maturing debt and/or react to changing economic and business conditions.

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

Approximately 7% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. One collective bargaining agreement covering approximately .4% of the Company’s employees expired during 2012 and the Company entered into a new agreement in 2012. Two collective bargaining agreements covering approximately .7% of the Company’s employees will expire during 2013.

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

Consumers, public health officials, public health advocates and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. In February 2013, a group of public health officials and health advocates submitted a petition to the FDA requesting that agency to regulate the amount of caloric sweeteners in sparkling and other beverages. The FDA has not responded to the petition. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce the consumption of sugar, including sugar sparkling beverages. Increasing public concern about these issues; possible new taxes and governmental regulations concerning the production, marketing, labeling or availability of the Company’s beverages; and negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry relating to the marketing, labeling or sale of sugar sparkling beverages may reduce demand for these beverages, which could adversely affect the Company’s profitability.

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

The principal properties of the Company include its corporate headquarters, four production/distribution facilities and 41 sales distribution centers. The Company owns two production/distribution facilities and 33 sales distribution centers, and leases its corporate headquarters, two production/distribution facilities, 8 sales distribution centers and 3 additional storage warehouses.

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party. The lease has a fifteen-year term and expires in December 2021. Rental payments for these facilities were $4.0 million in 2012.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party pursuant to a lease with a ten-year term which expires in December 2020. Rental payments under this lease totaled $3.5 million in 2012.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through December 2014. Rental payments under this lease totaled $.5 million in 2012.

The Company leases a 278,000 square foot warehouse which serves as additional space for its Charlotte, North Carolina distribution center. The lease requires monthly payments through July 2022. Rental payments under this lease totaled $.7 million in 2012.

The Company leases a 220,000 square foot sales distribution center in Lavergne, Tennessee. In the first quarter of 2011, a new lease replaced the existing lease. The new lease requires monthly payments through 2026, but did not require rental payments for the first eleven months of the lease. Rental payments under the lease were $.6 million in 2012.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The Company amended the lease in the first quarter of 2012. The amended lease requires monthly payments through February 2027. Rental payments under this lease totaled $.3 million in 2012.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through July 2018. Rental payments under this lease totaled $.7 million in 2012.

The Company leases a 75,000 square foot warehouse which serves as additional space for the Company’s Roanoke, Virginia distribution center. The Company signed a lease extension in 2012, effective in 2013, to increase the space by 36,000 square feet to a total of 111,000 square feet. The extended lease requires payments through the first quarter of 2025. Rental payments under this lease totaled $.3 million in 2012.

The Company leases a 233,000 square foot sales distribution center in Clayton, North Carolina. This lease requires monthly lease payments through March 2026. Rental payments under this lease totaled $1.0 million in 2012.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production facilities is indicated below:

Production Facilities

Location	Percentage Utilization *
Charlotte, North Carolina	71%
Mobile, Alabama	56%
Nashville, Tennessee	80%
Roanoke, Virginia	69%

*	Estimated 2013 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of January 31, 2013 was as follows:

Sales Distribution Facilities

Region	Number of Facilities
North Carolina	12
South Carolina	6
South Alabama	4
South Georgia	4
Middle Tennessee	3
Western Virginia	4
West Virginia	8

Total	41

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 1,900 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 1,200 are route delivery trucks. In addition, the Company owns approximately 187,000 beverage dispensing and vending machines for the sale of the Company’s products in the Company’s bottling territories.

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

J. FRANK HARRISON, III, age 58, is Chairman of the Board of Directors and Chief Executive Officer. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

HENRY W. FLINT, age 58, is President and Chief Operating Officer, a position he has held since August 2012. Previously, he was Vice Chairman of the Board of Directors of the Company, a position he held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

WILLIAM B. ELMORE, age 57, is Vice Chairman of the Board of Directors, a position he has held since August 2012. Previously, he was President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

WILLIAM J. BILLIARD, age 46, is Vice President, Operations Finance and Chief Accounting Officer. He was named Vice President of Operations Finance on November 1, 2010 and was appointed Chief Accounting Officer on February 20, 2006. Previously, he was also Vice President and Corporate Controller of the Company and was first employed by the Company on February 20, 2006. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

ROBERT G. CHAMBLESS, age 47, is Senior Vice President, Sales and Marketing, a position he has held since August 2010. Previously, he was Senior Vice President, Sales, a position he held since June 2008. He held the position of Vice President—Franchise Sales from early 2003 to June 2008 and Region Sales Manager for our Southern Division between 2000 and 2003. He was Sales Manager in the Company’s Columbia, South Carolina branch between 1997 and 2000. He has served the Company in several other positions prior to this position and was first employed by the Company in 1986.

CLIFFORD M. DEAL, III, age 51, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 57, is President, BYB Brands, Inc, a wholly-owned subsidiary of the Company that distributes and markets Tum-E Yummies and other products developed by the Company, a position he has held since July 2006. Prior to that he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

JAMES E. HARRIS, age 50, is Senior Vice President, Shared Services and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999, he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

DAVID L. HOPKINS, age 53, is Senior Vice President, Operations. He was named Senior Vice President of Operations in May 2011. Prior to that, he was Vice President of Logistics from 2003 to 2011 and Vice President of Operations from 1994 to 2003. He served as Vice President of Manufacturing from 1990 to 1994. His career with the Company began in 1988 as the Roanoke Plant Manager.

UMESH M. KASBEKAR, age 55, is Senior Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

DAVID M. KATZ, age 44, is Senior Vice President, Assistant to the Chairman and Chief Executive Officer, a position he has held since January 2013. Previously, he was Senior Vice President Midwest Region for Coca-Cola Refreshments (“CCR”) a position he began in 2011. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca-Cola Enterprises Inc.’s (“CCE”) East Business Unit in 2010. In 2008 he was promoted to President and Chief Executive Officer of Coca-Cola Bottlers’ Sales and Services Company, LLC. He began his Coca-Cola career in 1993 with CCE as a Logistics Consultant.

LAUREN C. STEELE, age 58, is Senior Vice President, Corporate Affairs, a position to which he was appointed in March 2012. Prior to that he was Vice President of Corporate Affairs, a position he has held since May 1989. He is responsible for governmental, media and community relations for the Company.

MICHAEL A. STRONG, age 59, is Senior Vice President, Human Resources, a position to which he was appointed in March 2011. Previously, he was Vice President of Human Resources, a position to which he was appointed in December 2009. He was Region Sales Manager for the North Carolina West Region from December 2006 to November 2009. Prior to that, he served as Division Sales Manager and General Manager as well as other key sales related positions. He joined the Company in 1985 when the Company acquired Coca-Cola Bottling Company in Mobile, Alabama, where he began his career.

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

	Fiscal Year
	2012		2011
	High	Low	High	Low
First quarter	$65.27	$56.51	$67.38	$52.80
Second quarter	64.89	60.05	76.32	64.97
Third quarter	69.15	63.88	69.92	53.50
Fourth quarter	70.93	61.07	59.81	50.26

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2011 and 2012. Shares of Common Stock and Class B Common Stock have participated equally in dividends since 1994.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of March 1, 2013, was 2,842 and 10, respectively.

On March 6, 2012, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued (pursuant to a Performance Unit Award Agreement approved in 2008) to J. Frank Harrison, III, in connection with his services in 2011 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 17,680 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

On March 5, 2013, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued (pursuant to a Performance Unit Award Agreement approved in 2008) to J. Frank Harrison, III, in connection with his services in 2012 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,880 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

The shares issued to Mr. Harrison, III were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 30, 2007 and ending December 30, 2012. The peer group is comprised of Dr Pepper Snapple Group, Inc., The Coca-Cola Company, Cott Corporation, National Beverage Corp., and PepsiCo, Inc.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on December 30, 2007 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Coca-Cola Bottling Co. Consolidated, the S&P 500 Index, and a Peer Group

	12/30/07	12/28/08	1/3/10	1/2/11	1/1/12	12/30/12
CCBCC	$100	$77	$95	$100	$107	$121
S&P 500	$100	$63	$80	$92	$94	$109
Peer Group	$100	$73	$92	$107	$115	$122

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended December 30, 2012. The data for the five years ended December 30, 2012 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Risk Factors” set forth in Item 1A.

SELECTED FINANCIAL DATA*

	Fiscal Year**
In Thousands (Except Per Share Data)	2012	2011	2010	2009	2008
Summary of Operations
Net sales	$1,614,433	$1,561,239	$1,514,599	$1,442,986	$1,463,615

Cost of sales	960,124	931,996	873,783	822,992	848,409
Selling, delivery and administrative expenses	565,623	541,713	544,498	525,491	555,728

Total costs and expenses	1,525,747	1,473,709	1,418,281	1,348,483	1,404,137

Income from operations	88,686	87,530	96,318	94,503	59,478
Interest expense, net	35,338	35,979	35,127	37,379	39,601

Income before taxes	53,348	51,551	61,191	57,124	19,877
Income tax expense	21,889	19,528	21,649	16,581	8,394

Net income	31,459	32,023	39,542	40,543	11,483
Less: Net income attributable to noncontrolling interest	4,242	3,415	3,485	2,407	2,392

Net income attributable to Coca-Cola Bottling Co. Consolidated	$27,217	$28,608	$36,057	$38,136	$9,091

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.95	$3.11	$3.93	$4.16	$.99
Class B Common Stock	$2.95	$3.11	$3.93	$4.16	$.99
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.94	$3.09	$3.91	$4.15	$.99
Class B Common Stock	$2.92	$3.08	$3.90	$4.13	$.99
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding:
Common Stock	7,141	7,141	7,141	7,072	6,644
Class B Common Stock	2,085	2,063	2,040	2,092	2,500
Weighted average number of common shares outstanding — assuming dilution:
Common Stock	9,266	9,244	9,221	9,197	9,160
Class B Common Stock	2,125	2,103	2,080	2,125	2,516
Year-End Financial Position
Total assets	$1,283,474	$1,362,425	$1,307,622	$1,283,077	$1,315,772

Current portion of debt	20,000	120,000	—	—	176,693

Current portion of obligations under capital leases	5,230	4,574	3,866	3,846	2,781

Obligations under capital leases	64,351	69,480	55,395	59,261	74,833

Long-term debt	403,386	403,219	523,063	537,917	414,757

Total equity of Coca-Cola Bottling Co. Consolidated	135,259	129,470	126,064	114,460	74,478

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

**	All years presented are 52-week fiscal years except 2009 which was a 53-week year. The estimated net sales, gross margin and selling, delivery and administrative expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revision of Prior Period Financial Statements

During the fourth quarter of 2012, Coca-Cola Bottling Co. Consolidated (“the Company”) identified an error in the treatment of a certain prior year deferred tax asset in the Consolidated Balance Sheets. This resulted in an understatement of the net noncurrent deferred income tax liability and an overstatement of retained earnings, and therefore equity, for each of the impacted periods. This error affected the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as presented in each of the quarters of 2012, 2011 and 2010, including the year-end consolidated financial statements for 2011 and 2010. The Company has revised prior period financial statements to correct this immaterial error. Refer to Note 1 Significant Accounting Policies — Revision of Prior Period Financial Statements for further details. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows for any of these periods. The discussion and analysis included herein is based on the financial results (and revised Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity) for the years ended December 30, 2012, January 1, 2012 and January 2, 2011.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) of Coca-Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•	Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the three years ended 2012.

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

The fiscal years presented are the 52-week periods ended December 30, 2012 (“2012”), January 1, 2012 (“2011”) and January 2, 2011 (“2010”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Noncontrolling interest primarily consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Piedmont is the Company’s only significant subsidiary that has a noncontrolling interest. Noncontrolling interest income of $4.2 million in 2012, $3.4 million in 2011 and $3.5 million in 2010 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $64.2 million and $59.9 million at December 30, 2012 and January 1, 2012, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

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

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages, including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks. The Company had net sales of $1.6 billion in 2012.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 82% of the Company’s 2012 bottle/can net sales.

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

The Company’s net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In Thousands	2012	2011	2010
Bottle/can sales:
Sparkling beverages (including energy products)	$1,073,071	$1,052,164	$1,031,423
Still beverages	233,895	219,628	213,570

Total bottle/can sales	1,306,966	1,271,792	1,244,993

Other sales:
Sales to other Coca-Cola bottlers	152,401	150,274	140,807
Post-mix and other	155,066	139,173	128,799

Total other sales	307,467	289,447	269,606

Total net sales	$1,614,433	$1,561,239	$1,514,599

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

The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink, Country Breeze tea and Fuel in a Bottle power shots. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusively licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $200.0 million, $191.9 million and $187.2 million in 2012, 2011 and 2010, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

2012

•	a $.5 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program; and

•	a $1.5 million debit to income tax expense to increase the valuation allowance for certain deferred tax assets of the Company.

2011

•	a $6.7 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2011 commodity hedging program;

•	a $.2 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 commodity hedging program; and

•	a $.9 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in 2011 due mainly to the expiration of applicable statute of limitations.

2010

•	a $3.8 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2010 and 2011 commodity hedging program;

•	a $.9 million pre-tax favorable adjustment to cost of sales related to the gain on the replacement of flood damaged production equipment;

•	a $1.4 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2010 commodity hedging program;

•	a $3.7 million pre-tax unfavorable adjustment to S,D&A expenses related to the impairment/accelerated depreciation of property, plant and equipment;

•	a $.5 million unfavorable adjustment to income tax expense related to the elimination of the deduction related to the Medicare Part D subsidy; and

•	a $1.7 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in 2010 due mainly to the expiration of applicable statute of limitations.

The following overview is a summary of key information concerning the Company’s financial results for 2012 compared to 2011 and 2010.

	Fiscal Year
In Thousands (Except Per Share Data)	2012	2011	2010
Net sales	$1,614,433	$1,561,239	$1,514,599
Cost of sales	960,124	931,996	873,783
Gross margin	654,309	629,243	640,816
S,D&A expenses	565,623	541,713	544,498
Income from operations	88,686	87,530	96,318
Interest expense, net	35,338	35,979	35,127
Income before taxes	53,348	51,551	61,191
Income tax expense	21,889	19,528	21,649
Net income	31,459	32,023	39,542
Net income attributable to the Company	27,217	28,608	36,057
Basic net income per share:
Common Stock	$2.95	$3.11	$3.93
Class B Common Stock	$2.95	$3.11	$3.93
Diluted net income per share:
Common Stock	$2.94	$3.09	$3.91
Class B Common Stock	$2.92	$3.08	$3.90

The Company’s net sales grew 6.6% from 2010 to 2012. The net sales increase was primarily due to an increase in bottle/can sales price per unit and in bottle/can volume. Bottle/can sales price per unit increased 3.6% primarily due to a per unit increase in sparkling beverages except energy products. Bottle/can volume increased by 1.3% primarily due to a 15.7% increase in still beverages partially offset by a 1.2% decrease in sparkling beverages.

Gross margin dollars increased 2.1% from 2010 to 2012. The Company’s gross margin as a percentage of net sales decreased from 42.3% in 2010 to 40.5% in 2012. The decrease in gross margin percentage was primarily due to increases in raw material costs partially offset by an increase in bottle/can sales prices.

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the cost of some of the underlying commodities related to these inputs, particularly corn, will continue to face upward pressure and gross margins on all categories of products will be lower throughout 2013 compared to 2012 due to the impact of these rising commodity costs unless they can be offset by price increases.

S,D&A expenses increased 3.9% from 2010 to 2012. The increase in S,D&A expenses was primarily the result of an increase in employee salaries including bonuses and incentives (salary increases and additional personnel), an increase in software amortization, an increase in professional fees, an increase in marketing expense, an increase in employer payroll taxes and an increase in depreciation and amortization of property, plant and equipment primarily due to increased purchases of refurbished vending machines with shorter lives, capitalization of software projects and the addition of two capital leases entered into the first quarter of 2011. Employee benefits expense also increased from 2010 to 2012 primarily due to increased medical insurance expense (both active and retired employees) partially offset by a decrease in pension expense. The increase in S,D&A expenses was partially offset by a decrease in property and casualty insurance expense. During 2010, an impairment expense/accelerated depreciation expense of $3.6 million was recorded.

Net interest expense was unchanged in 2012 compared to 2010. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during 2012 from 5.9% during 2010.

Income tax expense increased 1.1% from 2010 to 2012. The small percentage increase was primarily due to higher adjustments related to the liability for uncertain tax positions and for valuation allowances partially offset by lower pretax income. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, was 41.0% for 2012 compared to 35.4% for 2010. The effective tax rates differ from statutory rates as a result of adjustments to the liability for uncertain tax positions, adjustments to the deferred tax asset valuation allowance and permanent items. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, was 44.6% for 2012 compared to 37.5% for 2010.

Net debt and capital lease obligations at fiscal year ends were as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012	Jan. 2, 2011
Debt	$423,386	$523,219	$523,063
Capital lease obligations	69,581	74,054	59,261

Total debt and capital lease obligations	492,967	597,273	582,324
Less: Cash, cash equivalents and restricted cash	10,399	93,758	49,372

Total net debt and capital lease obligations (1)	$482,568	$503,515	$532,952

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in evaluating the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

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

The Company did not make changes in any critical accounting policies during 2012. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

During 2012, the Company performed a review of property, plant and equipment. As a result of this review, $.3 million was recorded to impairment expense for manufacturing equipment.

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

Impairment Testing of Franchise Rights and Goodwill

Generally accepted accounting principles (GAAP) requires testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company conducts its annual impairment test as of the first day of the fourth quarter of each fiscal year. The Company also reviews intangible assets with indefinite lives and goodwill for impairment if there are significant changes in business conditions that could result in impairment. For both franchise rights and goodwill, when appropriate, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the franchise rights or goodwill is below its carrying value.

When a quantitative analysis is considered necessary for the annual impairment analysis of franchise rights, the Company utilizes the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is starting new, owning only franchise rights, and makes investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is then compared to the carrying value on an aggregated basis. After completing these analyses, there was no impairment of the Company’s recorded franchise rights in 2012, 2011 or 2010. In addition to the discount rate, the estimated fair value includes a number of assumptions such as cost of investment to build a comparable operation, projected net sales, cost of sales, operating expenses and income taxes. Changes in the assumptions required to estimate the present value of the cash flows attributable to franchise rights could materially impact the fair value estimate.

The Company has determined that it has one reporting unit for purposes of assessing goodwill for potential impairment. When a quantitative analysis is considered necessary for the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches:

•	market value, using the Company’s stock price plus outstanding debt;

•	discounted cash flow analysis; and

•	multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill will be considered not to be impaired and the second step of the GAAP impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. In the second step, a comparison is made between book value of goodwill to the implied fair value of goodwill. Implied fair value of goodwill is determined by comparing the fair value of the reporting unit to the book value of its net identifiable assets excluding goodwill. If the implied fair value of goodwill is below the book value of goodwill, an impairment loss would be recognized for the difference. Based on these analyses, there was no impairment of the Company’s recorded goodwill in 2012, 2011 or 2010. The Company does not believe that the reporting unit is at risk of impairment in the future. The discounted cash flow analysis includes a number of assumptions such as weighted average cost of capital, projected sales volume, net sales, cost of sales and operating expenses. Changes in these assumptions could materially impact the fair value estimates.

The Company uses its overall market capitalization as part of its estimate of fair value of the reporting unit and in assessing the reasonableness of the Company’s internal estimates of fair value.

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined that there has not been an interim impairment trigger since the first day of the fourth quarter of 2012 annual test date.

Income Tax Estimates

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets if, based on the weight of available evidence, it is determined that it is more likely than not that such assets will not ultimately be realized. While the Company considers future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance, should the Company determine it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance will be charged to income in the period in which such determination is made. A reduction in the valuation allowance and corresponding adjustment to income may be required if the likelihood of realizing existing deferred tax assets increases to a more likely than not level. The Company regularly reviews the realizability of deferred tax assets and initiates a review when significant changes in the Company’s business occur that could impact the realizability assessment.

In addition to a valuation allowance related to net operating loss carryforwards, the Company records liabilities for uncertain tax positions related to certain state and federal income tax positions. These liabilities reflect the Company’s best estimate of the ultimate income tax liability based on currently known facts and information. Material changes in facts or information as well as the expiration of the statute of limitations and/or settlements with individual tax jurisdictions may result in material adjustments to these estimates in the future. The Company recorded net decreases to its liability for uncertain tax positions in 2011 and 2010 primarily as a result of the expiration of the statute of limitations. The Company recorded a net increase to its liability for uncertain tax positions in 2012.

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

The Company performs freight hauling and brokerage for third parties in addition to delivering its own products. The freight charges are recognized as revenues when the delivery is complete. Freight revenue from third parties represents approximately 1% of net sales.

Revenues do not include sales or other taxes collected from customers.

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 30, 2012, these letters of credit totaled $20.8 million. In connection with the letters of credit, the Company was required to maintain $3.0 million in restricted cash as of January 1, 2012. The requirement to maintain restricted cash for these letters of credit was eliminated in the first quarter of 2012.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering certain full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans was 4.47% in 2012 and 5.18% in 2011. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the nonunion plan effective June 30, 2006. Annual pension costs were $2.9 million, $2.9 million and $5.7 million in 2012, 2011 and 2010 respectively. The decrease in pension plan expense in 2011 compared to 2010 was primarily due to a change in the mortality assumption offset by a change in the amortization period for future benefits.

Annual pension expense is estimated to be approximately $1.7 million in 2013.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In Thousands	.25% Increase	.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 30, 2012	$(11,138)	$11,832
Net periodic pension cost in 2012	(208)	208

The weighted average expected long-term rate of return of plan assets was 7% for 2012, 7% for 2011 and 8% for 2010. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at December 30, 2012 and January 1, 2012, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets were gains of 12.9% for 2012, 0.9% for 2011 and 12.1% for 2010.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 4.94% in 2011 and 4.11% in 2012. The discount rate was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Aon/Hewitt AA above median yield curve and an equivalent flat rate was derived.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	.25% Increase	.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 30, 2012	$(2,045)	$2,149
Service cost and interest cost in 2012	(129)	134

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 30, 2012	$8,615	$(7,777)
Service cost and interest cost in 2012	542	(490)

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

In February 2013, the FASB issued new guidance which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income. The new guidance requires a company to report the effect of significant reclassifications from accumulated other comprehensive income to the respective line items in net income or cross-reference to other disclosures for items not reclassified entirely to net income. The new guidance is effective for annual and interim periods beginning after December 15, 2012. The new guidance expands disclosure of other comprehensive income but does not change the manner in which items of other comprehensive income are accounted for or the way in which net income or other comprehensive income is reported in the financial statements.

Results of Operations

2012 Compared to 2011

A summary of the Company’s financial results for 2012 and 2011 follows:

	Fiscal Year
In Thousands (Except Per Share Data)	2012		2011		Change	% Change
Net sales	$1,614,433		$1,561,239		$53,194	3.4
Gross margin	654,309	(1)	629,243	(3)	25,066	4.0
S,D&A expenses	565,623		541,713	(4)	23,910	4.4
Interest expense, net	35,338		35,979		(641)	(1.8)
Income before taxes	53,348		51,551		1,797	3.5
Income tax expense	21,889	(2)	19,528	(5)	2,361	12.1
Net income	31,459	(1)(2)	32,023	(3)(4)(5)	(564)	(1.8)
Net income attributable to noncontrolling interest	4,242		3,415		827	24.2
Net income attributable to Coca-Cola Bottling Co. Consolidated	27,217	(1)(2)	28,608	(3)(4)(5)	(1,391)	(4.9)
Basic net income per share:
Common Stock	$2.95		$3.11		$(.16)	(5.1)
Class B Common Stock	$2.95		$3.11		$(.16)	(5.1)
Diluted net income per share:
Common Stock	$2.94		$3.09		$(.15)	(4.9)
Class B Common Stock	$2.92		$3.08		$(.16)	(5.2)

(1)	Results in 2012 included a favorable mark-to-market adjustment of $0.5 million (pre-tax), or $0.3 million after tax, related to the Company’s commodity hedging program which was reflected as a decrease in cost of sales.

(2)	Results in 2012 included a debit of $1.5 million related to the increase of the valuation allowance for certain deferred tax assets which was reflected as an increase to income tax expense.

(3)	Results in 2011 included an unfavorable mark-to-market adjustment of $6.7 million (pre-tax), or $4.0 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase in cost of sales.

(4)	Results in 2011 included an unfavorable mark-to market adjustment of $0.2 million (pre-tax), or $0.1 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase in S,D&A expenses.

(5)	Results in 2011 included a credit of $0.9 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the expiration of applicable statute of limitations, which was reflected as a reduction to income tax expense.

Net Sales

Net sales increased $53.2 million, or 3.4%, to $1.61 billion in 2012 compared to $1.56 billion in 2011.

This increase in net sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)

$22.3	1.7% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products

12.9	1.0% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages

6.5	4.4% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories

5.2	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)

(4.4)	2.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages

3.0	3.6% increase in post-mix sales price per unit

2.6	Increase in data analysis and consulting services

1.9	2.3% increase in post-mix sales volume

1.8	Increase in supply chain and logistics solutions consulting

1.4	Other

$53.2	Total increase in net sales

In 2012, the Company’s bottle/can sales to retail customers accounted for 81.0% of total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in 2012 and 2011 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume % Increase (Decrease)
Product Category	2012	2011
Sparkling beverages (including energy products)	82.8%	84.1%	(0.5)
Still beverages	17.2%	15.9%	9.1

Total bottle/can volume	100.0%	100.0%	1.0

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2012, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% of the Company’s total bottle/can volume and approximately 15% of the Company’s total net sales during 2012. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 8% of the Company’s total bottle/can volume and approximately 6% of the Company’s total net sales during 2012. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $7.0 million in 2012 and $7.1 million in 2011. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 3.0%, or $28.1 million, to $960.1 million in 2012 compared to $932.0 million in 2011.

This increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)

$22.1	Increases in raw material costs and increased purchases of finished products

7.6	1.0% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages

3.9	Decrease in marketing funding support received primarily from The Coca-Cola Company

(4.3)	2.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages

(2.8)	Decrease in cost due to the Company’s commodity hedging program

2.2	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)

1.3	2.3% increase in post-mix sales volume

(1.9)	Other

$28.1	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the cost of some of the underlying commodities related to these inputs, particularly corn, will continue to face upward pressure and gross margins on all categories of products will be lower throughout 2013 compared to 2012 due to the impact of these rising commodity costs unless they can be offset by price increases.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to the Company’s customers for marketing programs, was $53.6 million in 2012 compared to $57.5 million in 2011.

Gross Margin

Gross margin dollars increased 4.0%, or $25.1 million, to $654.3 million in 2012 compared to $629.2 million in 2011. Gross margin as a percentage of net sales increased to 40.5% in 2012 from 40.3% in 2011.

This increase in gross margin was principally attributable to the following:

Amount	Attributable to:
(In Millions)

$22.3	1.7% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products

(22.1)	Increases in raw material costs and increased purchases of finished products

6.5	4.4% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories

5.3	1.0% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages

(3.9)	Decrease in marketing funding support received primarily from The Coca-Cola Company

3.0	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)

3.0	3.6% increase in post-mix sales price per unit

2.8	Decrease in cost due to the Company’s commodity hedging program

2.6	Increase in data analysis and consulting services

1.8	Increase in supply chain and logistics solutions consulting

0.6	2.3% increase in post-mix sales volume

(0.1)	2.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages

3.3	Other

$25.1	Total increase in gross margin

The increase in gross margin percentage was primarily due to higher sales price per unit for bottle/can volume and lower sales volume to other Coca-Cola bottlers which have a lower gross margin percentage partially offset by higher costs of raw materials and increased purchases of finished products.

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

S,D&A expenses increased by $23.9 million, or 4.4%, to $565.6 million in 2012 from $541.7 million in 2011. S,D&A expenses as a percentage of sales increased to 35.0% in 2012 from 34.7% in 2011.

This increase in S,D&A expenses was principally attributable to the following:

Amount	Attributable to:
(In Millions)

$8.6	Increase in employee salaries including bonus and incentives due to normal salary increases and additional personnel

3.7	Increase in employee benefit costs primarily due to increased medical insurance (active and retiree) offset by decreased 401(k) match expense

2.7	Increase in marketing expense primarily due to various marketing programs

2.4	Increase in professional and consulting expense

1.3	Increase in software amortization (continued investment in technology)

1.0	Increase in communication expense (primarily data)

0.8	Increase in employer payroll taxes

0.7	Increase in property and casualty insurance expense primarily due to an increase in workers’ compensation claims

2.7	Other

$23.9	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $200.0 million and $191.9 million in 2012 and 2011, respectively.

The net impact of the Company’s commodity hedging program on S,D&A expenses was an increase of $.6 million in 2011. There was no impact on S,D&A expenses in 2012.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans was $2.5 million in both 2012 and 2011.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not covered by a collective bargaining agreement. The Company matched the first 3% of participants’

contributions for 2011 while maintaining the option to increase the matching contributions an additional 2%, for a total of 5%, for the Company’s employees based on the financial results for 2011. The 2% matching contributions were accrued during 2011 for a total accrual of $2.8 million. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2011. The Company made this additional contribution payment for 2011 in the first quarter of 2012. During the first quarter of 2012, the Company decided to change the Company’s matching from fixed to discretionary and no longer match the first 3% of participants’ contributions while maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contributions were accrued (less 3% matching contributions paid in the first quarter of 2012) during 2012 for a total accrual of $7.7 million. Based on the Company’s financial results, the Company decided to make matching contributions of 5% of participants’ contributions for the entire year of 2012. The Company made this contribution payment for 2012 in the first quarter of 2013. The total expense for this benefit recorded in S,D&A expenses was $7.2 million and $7.5 million in 2012 and 2011, respectively.

Interest Expense

Net interest expense decreased 1.8%, or $.6 million in 2012 compared to 2011. The decrease was primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. This was partially offset by the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during 2012 from 6.0% during 2011. See the “Liquidity and Capital Resources – Hedging Activities Interest and Hedging” section of M,D&A for additional information.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2012 and 2011 was 41.0% and 37.9%, respectively. The increase in the effective tax rate for 2012 resulted primarily from an increase in the liability for uncertain tax positions and an increase to the valuation allowance in 2012 as compared to 2011. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for 2012 and 2011 was 44.6% and 40.6%, respectively.

The Company increased its valuation allowance by $1.8 million for 2012. The net effect was an increase in income tax expense due primarily to the Company’s assessment of its ability to use certain net operating loss carryforwards. In 2012, the Company increased its liability for uncertain tax positions by $.8 million resulting in an increase to income tax expense. In 2011, the Company reduced its liability for uncertain tax positions by $.2 million resulting in a decrease to income tax expense. See Note 14 to the consolidated financial statements for additional information.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.2 million in 2012 compared to $3.4 million in 2011 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

2011 Compared to 2010

A summary of the Company’s financial results for 2011 and 2010 follows:

	Fiscal Year
In Thousands (Except Per Share Data)	2011		2010		Change	% Change
Net sales	$1,561,239		$1,514,599		$46,640	3.1
Gross margin	629,243	(1)	640,816	(4)(5)	(11,573)	(1.8)
S,D&A expenses	541,713	(2)	544,498	(6)(7)	(2,785)	(0.5)
Interest expense, net	35,979		35,127		852	2.4
Income before taxes	51,551		61,191		(9,640)	(15.8)
Income tax expense	19,528	(3)	21,649	(8)	(2,121)	(9.8)
Net income	32,023	(1)(2)(3)	39,542	(4)(5)(6)(7)(8)	(7,519)	(19.0)
Net income attributable to noncontrolling interest	3,415		3,485		(70)	(2.0)
Net income attributable to Coca-Cola Bottling Co. Consolidated	28,608	(1)(2)(3)	36,057	(4)(5)(6)(7)(8)	(7,449)	(20.7)
Basic net income per share:
Common Stock	$3.11		$3.93		$(.82)	(20.9)
Class B Common Stock	$3.11		$3.93		$(.82)	(20.9)
Diluted net income per share:
Common Stock	$3.09		$3.91		$(.82)	(21.0)
Class B Common Stock	$3.08		$3.90		$(.82)	(21.0)

(1)	Results in 2011 included an unfavorable mark-to-market adjustment of $6.7 million (pre-tax), or $4.0 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase in cost of sales.

(2)	Results in 2011 included an unfavorable mark-to market adjustment of $0.2 million (pre-tax), or $0.1 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase in S,D&A expenses.

(3)	Results in 2011 included a credit of $0.9 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the expiration of applicable statute of limitations, which was reflected as a reduction to income tax expense.

(4)	Results in 2010 included an unfavorable mark-to-market adjustment of $3.8 million (pre-tax), or $2.3 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase in cost of sales.

(5)	Results in 2010 included a credit of $.9 million (pre-tax), or $.6 million after tax, related to the gain on the replacement of flood damaged equipment, which was reflected as a reduction in cost of sales.

(6)	Results in 2010 included an unfavorable mark-to-market adjustment of $1.4 million (pre-tax), or $0.9 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase in S,D&A expenses.

(7)	Results in 2010 included a debit of $3.7 million (pre-tax), or $2.2 million after tax, related to the impairment/accelerated depreciation of property, plant and equipment, which was reflected as an increase in S,D&A expenses.

(8)	Results in 2010 included a credit of $1.7 million related to the reduction of the Company’s liability for uncertain tax positions mainly due to the expiration of applicable statute of limitations, which was reflected as a reduction to income tax expense and a debit of $.5 million related to the impact of the change in the tax law eliminating the tax deduction for Medicare Part D subsidy, which was reflected as an increase to income tax expense.

Net Sales

Net sales increased $46.6 million, or 3.1%, to $1.56 billion in 2011 compared to $1.51 billion in 2010.

This increase in net sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$23.1	1.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages (except energy products) and a change in product mix due to a higher percentage of still beverages sold, which have a higher sales price per unit partially offset by a decrease in sales price per unit of still beverages
6.6	4.6% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
7.9	Increase in freight revenue
3.7	.3% increase in bottle/can volume primarily due to a volume increase in still beverages partially offset by a volume decrease in sparkling beverages except energy products
3.7	5.0% increase in post-mix sales volume
3.4	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.7	2.2% increase in post-mix sales price per unit
(1.2)	.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
(2.3)	Other

$46.6	Total increase in net sales

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

Cost of Sales

Cost of sales increased 6.7%, or $58.2 million, to $932.0 million in 2011 compared to $873.8 million in 2010.

This increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$45.3	Increases in raw material costs such as plastic bottles
7.4	Increase in freight cost of sales
(3.9)	Increase in marketing funding support received primarily from The Coca-Cola Company
2.5	5.0% increase in post-mix sales volume
2.1	.3% increase in bottle/can volume primarily due to a volume increase in still beverages that was partially offset by a decrease in sparkling beverages (except energy products)
1.3	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(1.1)	.9% decrease in sales volume to other Coca-Cola bottlers primarily due to decreases in sparkling beverages
0.9	Gain on the replacement of flood damaged production equipment in 2010
(0.4)	Decrease in cost due to the Company’s commodity hedging program
4.1	Other

$58.2	Total increase in cost of sales

The Company entered into an agreement (the “Incidence Pricing Agreement”) in 2008 with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. For 2010 and 2011, the Company continued to utilize the incidence pricing model.

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

This decrease in gross margin was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$(45.3)	Increases in raw material costs such as plastic bottles
23.1	1.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages (except energy products) and a change in product mix due to a higher percentage of still beverages sold, which have a higher sales price per unit partially offset by a decrease in sales price per unit of still beverages
6.6	4.6% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories except energy products
3.9	Increase in marketing funding support received primarily from The Coca-Cola Company
2.1	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.7	2.2% increase in post-mix sales price per unit
1.6	.3% increase in bottle/can volume primarily due to a volume increase in still beverages partially offset by a decrease in sparkling beverages except energy products
1.2	5.0% increase in post-mix sales volume
(0.9)	Gain on the replacement of flood damaged production equipment in 2010
0.5	Increase in freight gross margin
0.4	Decrease in cost due to the Company’s commodity hedging program
(0.1)	.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
(6.4)	Other

$(11.6)	Total decrease in gross margin

The decrease in gross margin percentage was primarily due to higher costs of raw materials that were partially offset by higher bottle/can sales prices per unit.

The Company’s gross margins may not be comparable to other peer companies, since some of them include all costs related to their distribution network in cost of sales. The Company includes a portion of these costs in S,D&A expenses.

S,D&A Expenses

S,D&A expenses decreased by $2.8 million, or .5%, to $541.7 million in 2011 from $544.5 million in 2010. S,D&A expenses as a percentage of sales decreased to 34.7% in 2011 from 35.9% in 2010.

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

The net impact of the Company’s commodity hedging program on S,D&A expenses was an increase of $.6 million and $1.7 million in 2011 and 2010, respectively.

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

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not covered by a collective bargaining agreement. The Company matched the first 3% of participants’ contributions for 2010 and 2011. The Company maintained the option to increase the Company’s matching contributions by up to an additional 2%, for a total of 5%, based on the Company’s financial results. Based on the

Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2010. The Company made these additional contribution payments for each quarter in 2010 in the following quarter concluding with the fourth quarter of 2010 payment being made in the first quarter of 2011. Based on the Company’s financial results, the Company decided to increase the matching contributions for the additional 2% for the entire year of 2011. The 2% matching contributions were accrued during 2011. The Company made the additional contribution payment for 2011 in the first quarter of 2012. The total cost, including the 2% matching contributions for this benefit recorded in S,D&A expenses, was $7.5 million and $7.6 million in 2011 and 2010, respectively.

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

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2011 and 2010 was 37.9% and 35.4%, respectively. The increase in the effective tax rate for 2011 resulted primarily from a comparatively lower reduction in the liability for uncertain tax positions and an increase to the valuation allowance in 2011 as compared to 2010. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for 2011 and 2010 was 40.6% and 37.5%, respectively.

During 2010, the Company reduced its liability for uncertain tax positions by $1.7 million resulting in a decrease in income tax expense. The reduction of the liability for uncertain tax positions was due primarily to the expiration of the applicable statute of limitations. During 2011, the Company reduced its liability for uncertain tax positions by $.9 million resulting in a decrease in income tax expense. The reduction of the liability for uncertain tax positions was due primarily to the expiration of the applicable statute of limitations. See Note 14 to the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.4 million in 2011 compared to $3.5 million in 2010 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets decreased to $1.28 billion at December 30, 2012 from $1.36 billion at January 1, 2012 primarily due to a decrease in cash and cash equivalents (primarily due to the repayment of Senior Notes in November 2012).

Net working capital, defined as current assets less current liabilities, increased by $6.6 million to $25.0 million at December 30, 2012 from $18.4 million at January 1, 2012.

Significant changes in net working capital from January 1, 2012 to December 30, 2012 were as follows:

•	A decrease in cash and cash equivalents of $80.4 million primarily due to the repayment of Senior Notes in November 2012.

•

An increase in accounts receivable from The Coca-Cola Company and a decrease in accounts payable to The Coca-Cola Company of $6.2 million and $6.3 million, respectively, primarily due to the timing of payments.

•

A decrease in current portion of long-term debt of $100.0 million due to the repayment of $150 million of Senior Notes that matured in November 2012. The Company had $20 million outstanding on an uncommitted line of credit at the end of 2012 that was used to repay the Senior Notes in November 2012. In 2011, $120 million of the $150 million Senior Notes due November 2012 was classified as current as this was the expected amount to be paid from available cash plus amounts borrowed from an uncommitted line of credit. The remaining $30 million of Senior Notes due in 2012 was expected to be paid from amounts to be borrowed on the Company’s $200 million five-year unsecured revolving credit facility (“$200 million facility”).

•	An increase in accounts payable, trade of $9.4 million primarily due to the timing of payments.

•	An increase in other accrued liabilities of $6.9 million primarily due to an increase in employee benefits accruals and the timing of payments.

Debt and capital lease obligations were $493.0 million as of December 30, 2012 compared to $597.3 million as of January 1, 2012. Debt and capital lease obligations as of December 30, 2012 and January 1, 2012 included $69.6 million and $74.1 million, respectively, of capital lease obligations related primarily to Company facilities.

Contributions to the Company’s pension plans were $25.0 million and $9.5 million in 2012 and 2011, respectively. The Company anticipates that contributions to the principal Company-sponsored pension plan in 2013 will be in the range of $1 million to $5 million.

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

As of December 30, 2012, the Company had $170 million available under the $200 million facility to meet its cash requirements. On September 21, 2011, the Company entered into the $200 million facility replacing the Company’s previous $200 million five-year unsecured revolving credit facility, dated March 8, 2007, which had been scheduled to mature in March 2012. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank.

The Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of the Company’s Senior Notes that matured in November 2012. The Company classified $30 million of these Senior Notes as long-term at January 1, 2012 representing the portion the Company expected to repay using the $200 million facility.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of December 30, 2012, $373.4 million of the Company’s total outstanding balance of debt and capital lease obligations of $493.0 million was financed through publicly offered debt. The Company had capital lease obligations of $69.6 million as of December 30, 2012. On December 30, 2012, the Company had $30.0 million and $20.0 million outstanding on the $200 million facility and the Company’s uncommitted line of credit, respectively.

Cash Sources and Uses

The primary sources of cash for the Company has been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of cash activity for 2012 and 2011 follows:

	Fiscal Year
In Millions	2012	2011
Cash sources
Cash provided by operating activities (excluding income tax and pension payments)	$122.3	$139.6
Proceeds from $200 million facility	30.0	—
Proceeds from uncommitted line of credit	20.0	—
Proceeds from the reduction of restricted cash	3.0	.5
Proceeds from the sale of property, plant and equipment	.7	1.8

Total cash sources	$176.0	$141.9

Cash uses
Payment of $150 million Senior Notes	$150.0	$—
Capital expenditures	53.3	53.2
Debt issuance costs	—	.7
Contributions to pension plans	25.0	9.5
Payment of capital lease obligations	4.7	3.8
Income tax payments	14.1	20.4
Dividends	9.2	9.2
Other	.1	.2

Total cash uses	$256.4	$97.0

Increase (decrease) in cash	$(80.4)	$44.9

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $18 million and $25 million in 2013.

Operating Activities

During 2012, cash flow provided by operating activities decreased $26.5 million compared to 2011. The decrease was primarily due to net changes in accounts receivable from The Coca-Cola Company and accounts payable to The Coca-Cola Company of $25.2 million, a $12.5 million decrease in 2012 compared to a

$12.7 million increase in 2011. Additionally, an increase in contributions to pension plans of $15.5 million, $25.0 million in 2012 compared to $9.5 million in 2011 was offset by a decrease in income tax payments of $6.3 million, $14.1 million paid in 2012 compared to $20.4 million in 2011.

Investing Activities

Additions to property, plant and equipment during 2012 were $61.5 million of which $14.4 million were accrued in accounts payable, trade as unpaid. This amount compared to $49.0 million in additions to property, plant and equipment during 2011 of which $6.2 million were accrued in accounts payable, trade as unpaid. Capital expenditures during 2012 were funded with cash flows from operations. The Company anticipates that additions to property, plant and equipment in 2013 will be in the range of $75 million to $85 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of December 30, 2012, the Company had $170 million available under the $200 million facility to meet its short-term borrowing requirements. On September 21, 2011, the Company entered into the $200 million facility replacing the Company’s previous $200 million five-year unsecured revolving credit facility, dated March 8, 2007, which had been scheduled to mature in March 2012. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s new $200 million facility have the ability to and will meet any funding requests from the Company. On December 30, 2012 the Company had $30.0 million outstanding borrowings under the $200 million facility. On January 1, 2012, the Company had no outstanding borrowings on the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit. On January 1, 2012, the Company had no outstanding borrowings under the uncommitted line of credit.

The Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of the Company’s Senior Notes that matured in November 2012. The Company had classified $30 million of these Senior Notes as long-term at January 1, 2012 representing the portion the Company expected to repay using the $200 million facility.

All of the outstanding debt has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into seven capital leases.

At December 30, 2012, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company’s credit ratings, which the Company is disclosing to enhance understanding of the Company’s sources of liquidity and the effect of the Company’s ratings on the Company’s cost of funds, are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings from the prior year and the credit ratings are currently stable.

The Company’s public debt is not subject to financial covenants but does limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $35.9 million of their debt as of December 30, 2012. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. As of December 30, 2012, the Company’s maximum exposure, if both of these cooperatives borrowed up to their aggregate borrowing capacity, would have been $72.8 million including the Company’s equity interest. See Note 13 and Note 18 of the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 30, 2012:

	Payments Due by Period
In Thousands	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Contractual obligations:
Total debt, net of interest	$423,386	$20,000	$100,000	$194,757	$108,629
Capital lease obligations, net of interest	69,581	5,230	11,939	14,162	38,250
Estimated interest on debt and capital lease obligations(1)	114,703	26,204	46,521	25,436	16,542
Purchase obligations(2)	133,060	93,925	39,135	—	—
Other long-term liabilities(3)	124,846	12,393	18,050	13,277	81,126
Operating leases	40,846	5,974	9,936	6,702	18,234
Long-term contractual arrangements(4)	35,985	9,330	13,972	5,950	6,733
Postretirement obligations	69,828	2,653	6,046	7,210	53,919
Purchase orders(5)	35,029	35,029	—	—	—

Total contractual obligations	$1,047,264	$210,738	$245,599	$267,494	$323,433

(1)	Includes interest payments based on contractual terms.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.

(5)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $5.5 million of uncertain tax positions including accrued interest, as of December 30, 2012 (excluded from other long-term liabilities in the table above because the Company is uncertain if or when such amounts will be recognized) of which $3.0 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information.

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

As of December 30, 2012, the Company had $20.8 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $25.0 million to its two Company-sponsored pension plans in 2012. Based on information currently available, the Company estimates it will be required to make cash contributions in 2013 in the range of $1 million to $5 million to those two plans. Postretirement medical care payments are expected to be approximately $3 million in 2013. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

Interest expense was reduced by $1.1 million, $1.2 million and $1.2 million due to amortization of the deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements during 2012, 2011 and 2010, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2013 through 2015 as follows: $.5 million, $.6 million, and $.1 million, respectively.

As of December 30, 2012 and January 1, 2012, the Company had a weighted average interest rate of 5.9% and 6.0%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% in 2012 from 6.0% in 2011. As of December 30, 2012, $50.0 million of the Company’s debt and capital lease obligations of $493.0 million was maintained on a floating rate basis or was subject to changes in short-term interest rates.

Commodity Hedging

The Company entered into derivative instruments to hedge certain commodity purchases for 2013, 2011 and 2010. The Company pays fees for these instruments which are amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The net impact of the commodity hedges was to decrease the cost of sales by $.5 million in 2012, increase the cost of sales by $2.3 million in 2011 and increase the cost of sales by $2.6 million in 2010 and to increase S,D&A expenses by $.6 million and $1.7 million in 2011 and 2010, respectively.

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

•	the Company’s belief that it may market and sell nationally certain products it has developed and owns;

•	the Company’s belief that cash requirements for income taxes will be in the range of $18 million to $25 million in 2013;

•	the Company’s anticipation that pension expense related to the two Company-sponsored pension plans is estimated to be approximately $2 million in 2013;

•	the Company’s belief that cash contributions in 2013 to its two Company-sponsored pension plans will be in the range of $1 million to $5 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $3 million in 2013;

•	the Company’s expectation that additions to property, plant and equipment in 2013 will be in the range of $75 million to $85 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s intention to renew substantially all the Allied Beverage Agreements and Still Beverage Agreements as they expire;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•

the Company’s expectations that raw materials will rise significantly in 2013 and that gross margins will be lower throughout 2013 compared to 2012, if these costs cannot be offset with price increases;

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

•

the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of December 30, 2012; and

•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $23 million assuming no change in volume.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of December 30, 2012. As of December 30, 2012, $50.0 million of the Company’s debt and capital lease obligations of $493.0 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of December 30, 2012, interest expense for the next twelve months would increase by approximately $.3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.

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

In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 aluminum purchases. The Company paid a fee for these instruments which will be amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 1.7% in 2012 compared to 3.0% in 2011 and 1.5% in 2010. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and can and have in recent years increased at a faster rate than the rate of inflation as measured by the consumer price index.

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs for both cost of sales and selling, delivery and administrative expenses. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover those increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
In Thousands (Except Per Share Data)	2012	2011	2010
Net sales	$1,614,433	$1,561,239	$1,514,599
Cost of sales	960,124	931,996	873,783

Gross margin	654,309	629,243	640,816
Selling, delivery and administrative expenses	565,623	541,713	544,498

Income from operations	88,686	87,530	96,318
Interest expense, net	35,338	35,979	35,127

Income before taxes	53,348	51,551	61,191
Income tax expense	21,889	19,528	21,649

Net income	31,459	32,023	39,542
Less: Net income attributable to noncontrolling interest	4,242	3,415	3,485

Net income attributable to Coca-Cola Bottling Co. Consolidated	$27,217	$28,608	$36,057

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.95	$3.11	$3.93

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$2.95	$3.11	$3.93

Weighted average number of Class B Common Stock shares outstanding	2,085	2,063	2,040
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.94	$3.09	$3.91

Weighted average number of Common Stock shares outstanding — assuming dilution	9,266	9,244	9,221

Class B Common Stock	$2.92	$3.08	$3.90

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,125	2,103	2,080

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
In Thousands	2012	2011	2010
Net income	$31,459	$32,023	$39,542

Other comprehensive income (loss), net of tax:
Ownership share of Southeastern OCI	0	0	49
Foreign currency translation adjustment	(1)	2	(9)
Defined benefit plans:
Actuarial loss	(11,618)	(12,967)	(11,196)
Prior service costs	11	(1)	(6)
Postretirement benefits plan:
Actuarial loss	(1,181)	(3,369)	(4,405)
Prior service costs	(917)	(1,041)	(1,084)
Transition asset	0	(11)	(15)

Other comprehensive income (loss), net of tax	(13,706)	(17,387)	(16,666)

Comprehensive income	17,753	14,636	22,876
Less: Comprehensive income attributable to noncontrolling interest	4,242	3,415	3,485

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$13,511	$11,221	$19,391

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)	Dec. 30, 2012	Jan. 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,399	$90,758
Restricted cash	0	3,000
Accounts receivable, trade, less allowance for doubtful accounts of $1,490 and $1,521, respectively	103,524	105,515
Accounts receivable from The Coca-Cola Company	15,521	9,300
Accounts receivable, other	12,876	15,874
Inventories	65,924	66,158
Prepaid expenses and other current assets	33,068	31,607

Total current assets	241,312	322,212

Property, plant and equipment, net	307,467	302,920
Leased property under capital leases, net	54,150	59,804
Other assets	53,801	50,329
Franchise rights	520,672	520,672
Goodwill	102,049	102,049
Other identifiable intangible assets, net	4,023	4,439

Total assets	$1,283,474	$1,362,425

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 30, 2012	Jan. 1, 2012
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$20,000	$120,000
Current portion of obligations under capital leases	5,230	4,574
Accounts payable, trade	51,651	42,203
Accounts payable to The Coca-Cola Company	27,830	34,150
Other accrued liabilities	75,113	68,177
Accrued compensation	32,428	29,218
Accrued interest payable	4,060	5,448

Total current liabilities	216,312	303,770

Deferred income taxes	140,965	144,091
Pension and postretirement benefit obligations	140,719	138,156
Other liabilities	118,303	114,302
Obligations under capital leases	64,351	69,480
Long-term debt	403,386	403,219

Total liabilities	1,084,036	1,173,018

Commitments and Contingencies (Note 13)

Equity:
Convertible Preferred Stock, $100.00 par value: Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value: Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value: Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value: Authorized-30,000,000 shares; Issued-10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: Authorized-10,000,000 shares; Issued-2,716,956 and 2,694,636 shares, respectively	2,715	2,693
Class C Common Stock, $1.00 par value: Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	107,681	106,201
Retained earnings	170,439	152,446
Accumulated other comprehensive loss	(94,526)	(80,820)

	196,513	190,724

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	135,259	129,470
Noncontrolling interest	64,179	59,937

Total equity	199,438	189,407

Total liabilities and equity	$1,283,474	$1,362,425

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
In Thousands	2012	2011	2010
Cash Flows from Operating Activities
Net income	$31,459	$32,023	$39,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	61,168	61,686	58,672
Amortization of intangibles	416	432	489
Deferred income taxes	7,138	7,888	(4,906)
Loss on sale of property, plant and equipment	633	547	1,195
Impairment/accelerated depreciation of property, plant and equipment	275	0	3,665
Net gain on property, plant and equipment damaged in flood	0	0	(892)
Amortization of debt costs	2,242	2,330	2,330
Stock compensation expense	2,623	2,342	2,223
Amortization of deferred gains related to terminated interest rate agreements	(1,145)	(1,221)	(1,211)
Insurance proceeds received for flood damage	0	0	5,682
(Increase) decrease in current assets less current liabilities	(288)	5,529	1,920
Increase in other noncurrent assets	(5,087)	(4,563)	(1,726)
Increase (decrease) in other noncurrent liabilities	(16,261)	2,652	2,788
Other	(1)	5	(15)

Total adjustments	51,713	77,627	70,214

Net cash provided by operating activities	83,172	109,650	109,756

Cash Flows from Investing Activities
Additions to property, plant and equipment	(53,271)	(53,156)	(57,798)
Proceeds from the sale of property, plant and equipment	701	1,772	1,795
Insurance proceeds received for property, plant and equipment damaged in flood	0	0	1,418
Investment in subsidiary net of assets acquired	0	0	(32)
Change in restricted cash	3,000	500	1,000

Net cash used in investing activities	(49,570)	(50,884)	(53,617)

Cash Flows from Financing Activities
Proceeds from lines of credit	20,000	0	0
Borrowing (repayment) under revolving credit facility	30,000	0	(15,000)
Payment of debt	(150,000)	0	0
Cash dividends paid	(9,224)	(9,203)	(9,180)
Excess tax expense from stock-based compensation	81	61	77
Principal payments on capital lease obligations	(4,682)	(3,839)	(3,846)
Debt issuance costs paid	0	(716)	0
Other	(136)	(183)	(88)

Net cash used in financing activities	(113,961)	(13,880)	(28,037)

Net increase (decrease) in cash	(80,359)	44,886	28,102

Cash at beginning of year	90,758	45,872	17,770

Cash at end of year	$10,399	$90,758	$45,872

Significant non-cash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$1,421	$1,327	$1,316
Capital lease obligations incurred	209	18,632	0

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In Thousands (Except Share Data)	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Jan. 3, 2010	$10,204	$2,649	$103,464	$107,995	$(46,767)	$(61,254)	$116,291	$52,804	$169,095

Revision of prior period (Note 1)				(1,831)			(1,831)		(1,831)

Revised beginning balance	$10,204	$2,649	$103,464	$106,164	$(46,767)	$(61,254)	$114,460	$52,804	$167,264

Net income				36,057			36,057	3,485	39,542
Other comprehensive income (loss), net of tax					(16,666)		(16,666)		(16,666)
Acquisition of noncontrolling interest								233	233
Cash dividends paid
Common ($1 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1 per share)				(2,039)			(2,039)		(2,039)
Issuance of 22,320 shares of Class B Common Stock		22	1,294				1,316		1,316
Stock compensation adjustment			77				77		77

Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$133,041	$(63,433)	$(61,254)	$126,064	$56,522	$182,586

Net income				28,608			28,608	3,415	32,023
Other comprehensive income (loss), net of tax					(17,387)		(17,387)		(17,387)
Cash dividends paid
Common ($1 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1 per share)				(2,062)			(2,062)		(2,062)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327
Stock compensation adjustment			61				61		61

Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$152,446	$(80,820)	$(61,254)	$129,470	$59,937	$189,407

Net income				27,217			27,217	4,242	31,459
Other comprehensive income (loss), net of tax					(13,706)		(13,706)		(13,706)
Cash dividends paid
Common ($1 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1 per share)				(2,083)			(2,083)		(2,083)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421
Stock compensation adjustment			81				81		81

Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438

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

The fiscal years presented are the 52-week periods ended December 30, 2012 (“2012”), January 1, 2012 (“2011”) and January 2, 2011 (“2010”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant noncontrolling interest. Noncontrolling interest income of $4.2 million in 2012, $3.4 million in 2011 and $3.5 million in 2010 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $64.2 million and $59.9 million at December 30, 2012 and January 1, 2012, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Certain prior year amounts have been reclassified to conform to current classifications.

Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the fourth quarter of 2012, the Company identified an error in the treatment of a certain prior year deferred tax asset in the Consolidated Balance Sheets. This resulted in an understatement of the net noncurrent deferred income tax liability and an overstatement of retained earnings, and therefore equity, for each of the impacted periods. This error affected the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as presented in each of the quarters of 2012, 2011 and 2010, including the year-end consolidated financial statements for 2011 and 2010. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that it was not material to any of the Company’s previously issued financial statements taken as a whole. The Company has revised previously issued financial statements to correct the effect of this error. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows for any of these periods.

	Year Ended January 1, 2012
In Thousands	As Previously Reported		Adjustment	As Revised
Deferred income taxes (noncurrent liability)	$142,260		$1,831	$144,091
Total liabilities	1,171,187	(1)	1,831	1,173,018
Retained earnings	154,277		(1,831)	152,446
Total equity of Coca-Cola Bottling Co. Consolidated	131,301		(1,831)	129,470
Total equity	191,238		(1,831)	189,407

(1)	Certain prior year amounts have been reclassified to conform to current classifications.

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

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $7.3 million, $7.0 million and $6.5 million in 2012, 2011 and 2010, respectively.

Franchise Rights and Goodwill

Under the provisions of generally accepted accounting principles (GAAP), all business combinations are accounted for using the acquisition method and goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or more frequently if facts and circumstances indicate such assets may be impaired. The only intangible assets the Company classifies as indefinite lived are franchise rights and goodwill. The Company performs its annual impairment test as of the first day of the fourth quarter of each year. For both franchise rights and goodwill, when appropriate, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of the franchise rights or goodwill is below its carrying value.

When a quantitative analysis is considered necessary for the annual impairment analysis of franchise rights, the Company utilizes the Greenfield Method to estimate the fair value. The Greenfield Method assumes the Company is starting new, owning only franchise rights, and makes investments required to build an operation comparable to the Company’s current operations. The Company estimates the cash flows required to build a comparable operation and the available future cash flows from these operations. The cash flows are then discounted using an appropriate discount rate. The estimated fair value based upon the discounted cash flows is then compared to the carrying value on an aggregated basis.

The Company has determined that it has one reporting unit for purposes of assessing goodwill for potential impairment. When a quantitative analysis is considered necessary for the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches:

•	market value, using the Company’s stock price plus outstanding debt;

•	discounted cash flow analysis; and

•	multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount including goodwill exceeds its estimated fair value, the second step of the impairment test is performed to measure the amount of the impairment, if any. In the second step, a comparison is made between book value of goodwill to the implied fair value of goodwill. Implied fair value of goodwill is determined by comparing the fair value of the reporting unit to the book value of its net identifiable assets excluding goodwill. If the implied fair value of goodwill is below the book value of goodwill, an impairment loss would be recognized for the difference.

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

The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50 percent likely to be realized. The Company records interest and penalties related to uncertain tax positions in income tax expense.

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

The Company performs freight hauling and brokerage for third parties in addition to delivering its own products. The freight charges are recognized as revenues when the delivery is complete. Freight revenue from third parties represents approximately 1% of net sales.

Revenues do not include sales or other taxes collected from customers.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $58.1 million, $53.0 million and $51.8 million in 2012, 2011 and 2010, respectively.

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

The Company uses derivative financial instruments to manage its exposure to movements in interest rates and certain commodity prices. The use of these financial instruments modifies the Company’s exposure to these risks with the intent of reducing risk over time. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to the derivative financial instruments is managed by requiring high credit standards for its counterparties and periodic settlements.

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

Commodity Hedges

The Company may use derivative instruments to hedge some or all of the Company’s projected diesel fuel and unleaded gasoline purchases (used in the Company’s delivery fleet and other vehicles) and aluminum purchases. The Company generally pays a fee for these instruments which is amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of related costs which are included in either cost of sales or S,D&A expenses.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, Delivery and Administrative Expenses

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $200.0 million, $191.9 million and $187.2 million in 2012, 2011 and 2010, respectively.

The Company recorded delivery fees in net sales of $7.0 million, $7.1 million and $7.5 million in 2012, 2011 and 2010, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Noncontrolling interest as of December 30, 2012, January 1, 2012 and January 2, 2011 primarily represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently provides financing to Piedmont under an agreement that expires on December 31, 2015. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. There were no amounts outstanding under this agreement at December 30, 2012. The loan balance was $17.8 million at January 1, 2012.

3.    Inventories

Inventories were summarized as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012
Finished products	$36,445	$33,394
Manufacturing materials	11,019	14,061
Plastic shells, plastic pallets and other inventories	18,460	18,703

Total inventories	$65,924	$66,158

4.    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012	Estimated Useful Lives
Land	$12,442	$12,537
Buildings	118,556	118,603	8-50 years
Machinery and equipment	140,963	136,113	5-20 years
Transportation equipment	163,586	152,451	4-20 years
Furniture and fixtures	41,580	41,170	3-10 years
Cold drink dispensing equipment	314,863	305,308	5-15 years
Leasehold and land improvements	71,956	74,500	5-20 years
Software for internal use	74,907	70,648	3-10 years
Construction in progress	8,264	3,796

Total property, plant and equipment, at cost	947,117	915,126
Less: Accumulated depreciation and amortization	639,650	612,206

Property, plant and equipment, net	$307,467	$302,920

Depreciation and amortization expense was $61.2 million, $61.7 million and $58.7 million in 2012, 2011 and 2010, respectively. These amounts included amortization expense for leased property under capital leases.

During 2012, the Company performed a review of property, plant and equipment. As a result of this review, $.3 million was recorded to impairment expense in cost of sales for manufacturing equipment.

During 2011, the Company performed a review of property, plant and equipment and determined there was no impairment to be recorded.

During 2010, the Company performed a review of property, plant and equipment. As a result of this review, $.9 million was recorded to impairment expense for five Company-owned sales distribution centers held-for-sale. The Company also recorded accelerated depreciation of $.5 million for certain other property, plant and equipment which was replaced in the first quarter of 2011. During 2010, the Company also determined the warehouse operations in Sumter, South Carolina would be relocated to other facilities and recorded impairment and

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accelerated depreciation of $2.2 million for the value of equipment and real estate related to the Sumter, South Carolina property. The impairment expense/accelerated depreciation was recorded in S,D&A expenses.

5.    Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012	Estimated Useful Lives
Leased property under capital leases	$94,180	$95,509	3-20 years
Less: Accumulated amortization	40,030	35,705

Leased property under capital leases, net	$54,150	$59,804

As of December 30, 2012, real estate represented $53.9 million of the leased property under capital leases, net and $36.6 million of this real estate is leased from related parties as described in Note 18 to the consolidated financial statements.

The Company’s outstanding lease obligations for capital leases were $69.6 million and $74.1 million as of December 30, 2012 and January 1, 2012.

6.    Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012
Franchise rights	$520,672	$520,672
Goodwill	102,049	102,049

Total franchise rights and goodwill	$622,721	$622,721

The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2012, 2011 and 2010 and determined there was no impairment of the carrying value of these assets. There has been no impairment of franchise rights or goodwill since acquisition.

There was no activity for franchise rights or goodwill in 2012 or 2011.

7.    Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012	Estimated Useful Lives
Other identifiable intangible assets	$8,557	$8,557	1-20 years
Less: Accumulated amortization	4,534	4,118

Other identifiable intangible assets, net	$4,023	$4,439

Other identifiable intangible assets primarily represent customer relationships and distribution rights. Amortization expense related to other identifiable intangible assets was $.4 million, $.4 million and $.5 million in 2012, 2011 and 2010, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of December 30, 2012 will be $.3 million each year for 2013 through 2017.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012
Accrued marketing costs	$12,506	$16,743
Accrued insurance costs	21,458	18,880
Accrued taxes (other than income taxes)	1,910	1,636
Employee benefit plan accruals	16,988	12,348
Checks and transfers yet to be presented for payment from zero balance cash accounts	11,962	8,608
All other accrued expenses	10,289	9,962

Total other accrued liabilities	$75,113	$68,177

9.    Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	Dec. 30, 2012	Jan. 1, 2012
Revolving credit facility	2016	Variable	Varies	$30,000	$0
Line of credit	2013	Variable	Varies	20,000	0
Senior Notes	2012	5.00%	Semi-annually	0	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,371)	(1,538)

				423,386	523,219
Less: Current portion of debt				20,000	120,000

Long-term debt				$403,386	$403,219

The principal maturities of debt outstanding on December 30, 2012 were as follows:

In Thousands
2013	$20,000
2014	0
2015	100,000
2016	194,757
2017	0
Thereafter	108,629

Total debt	$423,386

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has obtained the majority of its long-term debt financing, other than capital leases, from the public markets. As of December 30, 2012, the Company’s total outstanding balance of debt and capital lease obligations was $493.0 million of which $373.4 million was financed through publicly offered debt. The Company had capital lease obligations of $69.6 million as of December 30, 2012. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

On September 21, 2011, the Company entered into a $200 million five-year unsecured revolving credit agreement (“$200 million facility”) replacing the Company’s previous $200 million five-year unsecured revolving credit facility. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On December 30, 2012, the Company had $30.0 million of outstanding borrowings on the $200 million facility and had $170 million available to meet its cash requirements. On January 1, 2012, the Company had no outstanding borrowings on the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit at a weighted average interest rate of .94%. On January 1, 2012, the Company had no outstanding borrowings under the uncommitted line of credit.

The Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of the Company’s Senior Notes that matured in November 2012.

As of December 30, 2012 and January 1, 2012, the Company had a weighted average interest rate of 5.9% and 6.0%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 6.1%, 6.0% and 5.9% for 2012, 2011 and 2010, respectively. As of December 30, 2012, $50.0 million of the Company’s debt and capital lease obligations of $493.0 million were subject to changes in short-term interest rates.

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

10.    Derivative Financial Instruments

Interest

As of December 30, 2012, the Company had $0.6 million in gains from terminated interest rate swap agreements to be amortized over the next 27 months.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unamortized gains from terminated interest rate swap agreements and forward interest rate agreements are presented in accrued interest payable (current) and other liabilities (noncurrent) on the balance sheet.

During 2012, 2011 and 2010, the Company amortized deferred gains related to previously terminated interest rate swap agreements and forward interest rate agreements, which reduced interest expense by $1.1 million, $1.2 million and $1.2 million, respectively. Interest expense will be reduced by the amortization of these deferred gains in 2013 through 2015 as follows: $0.5 million, $0.6 million and $0.1 million, respectively.

The Company had no interest rate swap agreements outstanding at December 30, 2012 and January 1, 2012.

Commodities

The Company is subject to the risk of increased costs arising from adverse changes in certain commodity prices. In the normal course of business, the Company manages these risks through a variety of strategies, including the use of derivative instruments. The Company does not use derivative instruments for trading or speculative purposes. All derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheets. These derivative instruments are not designated as hedging instruments under GAAP and are used as “economic hedges” to manage certain commodity price risk. Derivative instruments held are marked to market on a monthly basis and recognized in earnings consistent with the expense classification of the underlying hedged item. Settlements of derivative agreements are included in cash flows from operating activities on the Company’s consolidated statements of cash flows.

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

The Company periodically uses derivative instruments to hedge part or all of its requirements for diesel fuel and aluminum. In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 aluminum purchases.

The following summarizes 2012, 2011 and 2010 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such changes in the consolidated statements of operations.

In Thousands	Classification of Gain (Loss)	Fiscal Year
		2012	2011	2010
Commodity hedges	S,D&A expenses	$0	$(171)	$(1,445)
Commodity hedges	Cost of sales	500	(6,666)	(3,786)

Total		$500	$(6,837)	$(5,231)

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:
In Thousands	Balance Sheet Classification	Dec. 30, 2012	Jan. 1, 2012
Assets
Commodity hedges at fair market value	Prepaid expenses and other current assets	$500	$0
Unamortized cost of commodity hedging agreements	Prepaid expenses and other current assets	562	0

Total		$1,062	$0

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s outstanding commodity derivative agreements as of December 30, 2012:

In Millions	Notional Amount	Latest Maturity
Commodity hedging agreements	$12.0	June 2013

There were no outstanding commodity derivative agreements as of January 1, 2012.

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

Derivative Financial Instruments

The fair values for the Company’s commodity hedging agreements are based on current settlement values. The fair values of the commodity hedging agreements at each balance sheet date represent the estimated amounts the Company would have received or paid upon termination of these agreements. Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities and derivative financial instruments were as follows:

	Dec. 30, 2012		Jan. 1, 2012
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(373,386)	$(426,050)	$(523,219)	$(576,127)
Deferred compensation plan assets	13,011	13,011	10,709	10,709
Deferred compensation plan liabilities	(13,011)	(13,011)	(10,709)	(10,709)
Commodity hedging agreements	500	500	0	0
Non-public variable rate debt	50,000	50,000	0	0

The fair value of the commodity hedging agreements at December 30, 2012 represented the estimated amount the Company would have received upon termination of these agreements.

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

The fair value estimates of the Company’s debt are classified as Level 2. Public debt securities are valued using quoted market prices of the debt or debt with similar characteristics. The carrying amount of the Company’s variable rate debt approximates fair value due to the variable interest rates with short reset periods.

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan and commodity hedging agreements:

	Dec. 30, 2012		Jan. 1, 2012
In Thousands	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$13,011	$0	$10,709	$0
Commodity hedging agreements	0	500	0	0
Liabilities
Deferred compensation plan liabilities	13,011	0	10,709	0

The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.

The Company’s commodity hedging agreements were based upon rates from public commodity exchanges that are observable and quoted periodically over the full term of the agreements and are considered Level 2 items.

The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for 2012, 2011 or 2010.

12.    Other Liabilities

Other liabilities were summarized as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012
Accruals for executive benefit plans	$101,220	$96,242
Other	17,083	18,060

Total other liabilities	$118,303	$114,302

The accruals for executive benefit plans relate to certain benefit programs for eligible executives of the Company. These benefit programs are primarily the Supplemental Savings Incentive Plan (“Supplemental Savings Plan”), the Officer Retention Plan (“Retention Plan”) and a Long-Term Performance Plan (“Performance Plan”).

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

salary (excluding bonuses) deferred by the participant. During 2012, 2011 and 2010, the Company matched up to 50% of the first 6% of salary (excluding bonus) deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The long-term liability under this plan was $61.0 million and $58.1 million as of December 30, 2012 and January 1, 2012, respectively. The current liability under this plan was $5.3 million and $4.8 million as of December 30, 2012 and January 1, 2012, respectively.

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

Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $36.3 million and $33.2 million as of December 30, 2012 and January 1, 2012, respectively. The current liability under this plan was $1.8 million and $2.2 million as of December 30, 2012 and January 1, 2012.

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The long-term liability under this plan was $3.1 million and $4.1 million as of December 30, 2012 and January 1, 2012, respectively. The current liability under this plan was $4.3 million and $3.6 million as of December 30, 2012 and January 1, 2012, respectively.

13.    Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $5.9 million, $5.2 million and $5.0 million during 2012, 2011 and 2010, respectively. See Note 5 and Note 18 to the consolidated financial statements for additional information regarding leased property under capital leases.

The Company leases office and warehouse space, machinery and other equipment under noncancellable operating lease agreements which expire at various dates through 2027. These leases generally contain scheduled rent increases or escalation clauses, renewal options, or in some cases, purchase options. The Company leases certain warehouse space and other equipment under capital lease agreements which expire at various dates through 2026. These leases contain scheduled rent increases or escalation clauses. Amortization of assets recorded under capital leases is included in depreciation expense.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of December 30, 2012.

In Thousands	Capital Leases	Operating Leases	Total
2013	$10,180	$5,974	$16,154
2014	9,928	5,420	15,348
2015	10,031	4,516	14,547
2016	10,131	3,732	13,863
2017	10,291	2,970	13,261
Thereafter	44,845	18,234	63,079

Total minimum lease payments	95,406	$40,846	$136,252

Less: Amounts representing interest	25,825

Present value of minimum lease payments	69,581
Less: Current portion of obligations under capital leases	5,230

Long-term portion of obligations under capital leases	$64,351

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

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $35.9 million and $38.3 million as of December 30, 2012 and January 1, 2012, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which was immaterial. The guarantees relate to debt and lease obligations of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fail to fulfill their commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on December 30, 2012 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $44.8 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of December 30, 2012, SAC had total

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets of approximately $46 million and total debt of approximately $22 million. SAC had total revenues for 2012 of approximately $183 million. As of December 30, 2012, Southeastern had total assets of approximately $354 million and total debt of approximately $161 million. Southeastern had total revenue for 2012 of approximately $720 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 30, 2012, these letters of credit totaled $20.8 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. The requirement to maintain restricted cash for these letters of credit was eliminated in the first quarter of 2012.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of December 30, 2012 amounted to $36.0 million and expire at various dates through 2022.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2012, 2011 and 2010.

	Fiscal Year
In Thousands	2012	2011	2010
Current:
Federal	$12,871	$9,295	$25,988
State	1,880	2,345	567

Total current provision	$14,751	$11,640	$26,555

Deferred:
Federal	$5,667	$6,636	$(6,695)
State	1,471	1,252	1,789

Total deferred provision (benefit)	$7,138	$7,888	$(4,906)

Income tax expense	$21,889	$19,528	$21,649

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes, for 2012, 2011 and 2010 was 41.0%, 37.9% and 35.4%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for 2012, 2011 and 2010 was 44.6%, 40.6% and 37.5%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In Thousands	2012	2011	2010
Statutory expense	$18,672	$18,163	$21,429
State income taxes, net of federal benefit	2,191	2,260	2,669
Noncontrolling interest – Piedmont	(1,694)	(1,479)	(1,385)
Adjustments for uncertain tax positions	761	(221)	(985)
Valuation allowance change	1,767	445	(56)
Manufacturing deduction benefit	(1,330)	(1,190)	(1,995)
Meals and entertainment	1,184	1,113	1,008
Other, net	338	437	964

Income tax expense	$21,889	$19,528	$21,649

As of December 30, 2012, the Company had $5.5 million of uncertain tax positions, including accrued interest, of which $3.0 million would affect the Company’s effective tax rate if recognized. As of January 1, 2012, the Company had $4.7 million of uncertain tax positions, including accrued interest, of which $2.3 million would affect the Company’s effective rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of the total amounts of uncertain tax positions (excludes accrued interest) is as follows:

	Fiscal Year
In Thousands	2012	2011	2010
Gross uncertain tax positions at the beginning of the year	$4,281	$4,386	$4,649
Increase as a result of tax positions taken during a prior period	315	28	0
Increase as a result of tax positions taken in the current period	538	641	769
Reduction as a result of the expiration of the applicable statute of limitations	(184)	(774)	(1,032)

Gross uncertain tax positions at the end of the year	$4,950	$4,281	$4,386

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2012 and January 1, 2012, the Company had $.5 million and $.4 million, respectively, of accrued interest related to uncertain tax positions. Income tax expense included interest expense of $.1 million in 2012, interest credit of $15,000 in 2011 and interest credit of $.5 million in 2010 primarily due to adjustments in the liability for uncertain tax positions.

In the third quarter of 2012, 2011 and 2010, the Company reduced its liability for uncertain tax positions by $.2 million, $.9 million and $1.7 million, respectively. The net effect of the adjustments was a decrease to income tax expense in 2012, 2011 and 2010 by $.2 million, $.9 million and $1.7 million, respectively. The reduction of the liability for uncertain tax positions during these years was mainly due to the expiration of the applicable statute of limitations.

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

The American Taxpayer Relief Act (“Act”) was signed into law on January 2, 2013. The Act approved a retroactive extension of certain favorable business and energy tax provisions that had expired at the end of 2011 that are applicable to the Company. The financial impact of these retroactive extensions will be reflected in the Company’s first quarter 2013 income taxes. The Company does not expect the provisions to have a material impact on the Company’s consolidated financial statements.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

In Thousands	Dec. 30, 2012	Jan. 1, 2012
Intangible assets	$124,661	$123,995
Depreciation	72,953	76,758
Investment in Piedmont	41,985	41,504
Debt exchange premium	1,585	2,099
Inventory	10,750	9,511

Deferred income tax liabilities	251,934	253,867

Net operating loss carryforwards	(5,718)	(5,527)
Deferred compensation	(39,518)	(38,398)
Postretirement benefits	(27,601)	(25,666)
Capital lease agreements	(6,042)	(5,567)
Pension (nonunion)	(29,116)	(29,412)
Pension (union)	(3,395)	(3,550)
Other	(7,520)	(8,006)

Deferred income tax assets	(118,910)	(116,126)

Valuation allowance for deferred tax assets	3,231	1,464

Total deferred income tax liability	136,255	139,205
Net current income tax asset	(4,710)	(4,886)

Net noncurrent deferred income tax liability	$140,965	$144,091

Note:	Net current income tax asset from the table is included in prepaid expenses and other current assets on the consolidated balance sheets.

Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations.

The valuation allowance of $3.2 million as of December 30, 2012 and $1.5 million as of January 1, 2012, respectively, was established primarily for certain net operating loss carryforwards which expire in varying amounts through 2031.

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

A summary of accumulated other comprehensive loss is as follows:

		Losses During the Period		Reclassification to Income
In Thousands	Jan. 1, 2012	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	Dec. 30, 2012
Net pension activity:
Actuarial loss	$(64,789)	$(21,979)	$8,651	$2,822	$(1,112)	$(76,407)
Prior service costs	(44)	0	0	17	(6)	(33)
Net postretirement benefits activity:
Actuarial loss	(21,244)	(4,287)	1,687	2,339	(920)	(22,425)
Prior service costs	5,251	0	0	(1,513)	596	4,334
Foreign currency translation adjustment	6	(1)	0	0	0	5

Total	$(80,820)	$(26,267)	$10,338	$3,665	$(1,442)	$(94,526)

		Losses During the Period		Reclassification to Income
In Thousands	Jan. 2, 2011	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	Jan. 1, 2012
Net pension activity:
Actuarial loss	$(51,822)	$(23,516)	$9,257	$2,130	$(838)	$(64,789)
Prior service costs	(43)	(20)	8	18	(7)	(44)
Net postretirement benefits activity:
Actuarial loss	(17,875)	(7,900)	3,109	2,345	(923)	(21,244)
Prior service costs	6,292	0	0	(1,717)	676	5,251
Transition asset	11	0	0	(18)	7	0
Foreign currency translation adjustment	4	4	(2)	0	0	6

Total	$(63,433)	$(31,432)	$12,372	$2,758	$(1,085)	$(80,820)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Losses During the Period		Reclassification to Income
In Thousands	Jan. 3, 2010	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	Jan. 2, 2011
Net pension activity:
Actuarial loss	$(40,626)	$(24,146)	$9,472	$5,723	$(2,245)	$(51,822)
Prior service costs	(37)	(25)	10	15	(6)	(43)
Net postretirement benefits activity:
Actuarial loss	(13,470)	(9,539)	3,756	1,503	(125)	(17,875)
Prior service costs	7,376	0	0	(1,784)	700	6,292
Transition asset	26	0	0	(25)	10	11
Ownership share of Southeastern OCI	(49)	81	(32)	0	0	0
Foreign currency translation adjustment	13	(15)	6	0	0	4

Total	$(46,767)	$(33,644)	$13,212	$5,432	$(1,666)	$(63,433)

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2012, 2011 and 2010, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in 2012 was $2.6 million, which was based upon a share price of $65.58 on December 28, 2012 (the last trading date prior to December 30, 2012). Compensation expense for the Performance Unit Award Agreement recognized in 2011 was $2.3 million which was based upon a share price of $58.55 on December 30, 2011. Compensation expense for the Performance Unit Award Agreement recognized in 2010 was $2.2 million which was based upon a share price of $55.58 on December 31, 2010.

On March 5, 2013, March 6, 2012 and March 8, 2011, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2012, 2011 and 2010, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,880, 17,680 and 17,680 of such shares were settled in cash in 2013, 2012 and 2011, respectively, to satisfy tax withholding obligations in connection with the vesting of the performance units.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The increase in the number of shares outstanding in 2012, 2011 and 2010 was due to the issuance of 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement in each year, respectively.

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

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In Thousands	2012	2011
Projected benefit obligation at beginning of year	$244,990	$227,784
Service cost	105	96
Interest cost	12,451	12,340
Actuarial loss	29,673	11,570
Benefits paid	(7,120)	(6,819)
Change in plan provisions	0	19

Projected benefit obligation at end of year	$280,099	$244,990

The Company recognized an actuarial loss of $19.2 million in 2012 primarily due to a change in the discount rate from 5.18% in 2011 to 4.47% in 2012. The actuarial loss, net of tax, was recorded in other comprehensive loss. The Company recognized an actuarial loss of $21.4 million in 2011 primarily due to a change in the discount rate from 5.50% in 2010 to 5.18% in 2011 and lower than expected investment return on plan assets. The actuarial loss, net of tax, was also recorded in other comprehensive loss.

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at December 30, 2012 and January 1, 2012. The accumulated benefit obligation was $280.1 million and $245.0 million at December 30, 2012 and January 1, 2012, respectively.

Change in Plan Assets

In Thousands	2012	2011
Fair value of plan assets at beginning of year	$168,502	$166,130
Actual return on plan assets	20,156	(262)
Employer contributions	25,017	9,453
Benefits paid	(7,120)	(6,819)

Fair value of plan assets at end of year	$206,555	$168,502

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status

In Thousands	Dec. 30, 2012	Jan. 1, 2012
Projected benefit obligation	$(280,099)	$(244,990)
Plan assets at fair value	206,555	168,502

Net funded status	$(73,544)	$(76,488)

Amounts Recognized in the Consolidated Balance Sheets

In Thousands	Dec. 30, 2012	Jan. 1, 2012
Current liabilities	$0	$0
Noncurrent liabilities	(73,544)	(76,488)

Net amount recognized	$(73,544)	$(76,488)

Net Periodic Pension Cost

	Fiscal Year
In Thousands	2012	2011	2010
Service cost	$105	$96	$79
Interest cost	12,451	12,340	11,441
Expected return on plan assets	(12,462)	(11,684)	(11,525)
Amortization of prior service cost	17	18	14
Recognized net actuarial loss	2,822	2,130	5,723

Net periodic pension cost	$2,933	$2,900	$5,732

Significant Assumptions Used	2012	2011	2010
Projected benefit obligation at the measurement date:
Discount rate	4.47%	5.18%	5.50%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	5.18%	5.50%	6.00%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	8.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

Cash Flows

In Thousands
Anticipated future pension benefit payments for the fiscal years:
2013	$7,972
2014	8,400
2015	8,887
2016	9,371
2017	9,989
2018 – 2022	61,009

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $1 million to $5 million in 2013.

Plan Assets

The Company’s pension plans target asset allocation for 2013, actual asset allocation at December 30, 2012 and January 1, 2012 and the expected weighted average long-term rate of return by asset category were as follows:

	Target Allocation 2013	Percentage of Plan Assets at Fiscal Year- End		Weighted Average Expected Long-Term Rate of Return - 2012
		2012	2011
U.S. large capitalization equity securities	43%	42%	41%	3.6%
U.S. small/mid-capitalization equity securities	5%	4%	4%	0.4%
International equity securities	17%	11%	11%	1.5%
Debt securities	35%	43%	44%	1.5%

Total	100%	100%	100%	7.0%

All of the assets in the Company’s pension plans include investments in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% — 50% in large capitalization equity securities, 0% — 20% in U.S. small and mid-capitalization equity securities, 0% — 20% in international equity securities and 10% — 50% in debt securities. The Company currently has 57% of its plan investments in equity securities and 43% in debt securities.

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the United States. Debt securities at December 30, 2012 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 7% was used in determining net periodic pension cost in both 2012 and 2011. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at December 30, 2012:

In Thousands	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Total
Cash equivalents(1)
Common/collective trust funds	$0	$461	$461
Equity securities(2)
U.S. large capitalization	13,414	0	13,414
U.S. mid-capitalization	1,789	0	1,789
International	1,548	0	1,548
Common/collective trust funds(3)	0	99,399	99,399
Other	606	0	606
Fixed income
Common/collective trust funds(3)	0	89,338	89,338

Total	$17,357	$189,198	$206,555

(1)	Cash equivalents are valued at their net asset value which approximates fair value.

(2)	Equity securities other than common/collective trust funds consist primarily of common stock. Investments in common stocks are valued using quoted market prices multiplied by the number of shares owned.

(3)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at January 1, 2012:

In Thousands	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Total
Cash equivalents(1)
Common/collective trust funds	$0	$453	$453
Equity securities(2)
U.S. large capitalization	10,620	0	10,620
U.S. mid-capitalization	2,007	0	2,007
International	1,181	0	1,181
Common/collective trust funds(3)	0	79,041	79,041
Other	584	0	584
Fixed income
Common/collective trust funds(3)	0	74,616	74,616

Total	$14,392	$154,110	$168,502

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Cash equivalents are valued at their net asset value which approximates fair value.

(2)	Equity securities other than common/collective trust funds consist primarily of common stock. Investments in common stocks are valued using quoted market prices multiplied by the number of shares owned.

(3)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements.

The Company matched the first 5% of participants’ contributions for 2011 and 2010.

During the first quarter of 2012, the Company changed the Company’s matching from fixed to discretionary maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contributions were accrued during 2012. Based on the Company’s financial results, the Company decided to make matching contributions of 5% of participants’ contributions for the entire year of 2012. The Company made this contribution payment for 2012 in the first quarter of 2013.

The total expense for this benefit was $8.2 million, $8.5 million and $8.7 million in 2012, 2011 and 2010, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In Thousands	2012	2011
Benefit obligation at beginning of year	$64,696	$55,311
Service cost	1,256	961
Interest cost	2,981	2,926
Plan participants’ contributions	584	568
Actuarial loss	4,287	7,901
Benefits paid	(4,030)	(3,095)
Medicare Part D subsidy reimbursement	54	124

Benefit obligation at end of year	$69,828	$64,696

Fair value of plan assets at beginning of year	$0	$0
Employer contributions	3,392	2,403
Plan participants’ contributions	584	568
Benefits paid	(4,030)	(3,095)
Medicare Part D subsidy reimbursement	54	124

Fair value of plan assets at end of year	$0	$0

In Thousands	Dec. 30, 2012	Jan. 1, 2012
Current liabilities	$(2,653)	$(3,028)
Noncurrent liabilities	(67,175)	(61,668)

Accrued liability at end of year	$(69,828)	$(64,696)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In Thousands	2012	2011	2010
Service cost	$1,256	$961	$752
Interest cost	2,981	2,926	2,521
Amortization of unrecognized transitional assets	0	(18)	(25)
Recognized net actuarial loss	2,339	2,345	1,502
Amortization of prior service cost	(1,513)	(1,717)	(1,784)

Net periodic postretirement benefit cost	$5,063	$4,497	$2,966

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used	2012	2011	2010
Benefit obligation at the measurement date:
Discount rate	4.11%	4.94%	5.25%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	4.94%	5.25%	5.75%

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2012 was 8.5% graded down to an ultimate rate of 5% by 2019. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2011 was 10% graded down to an ultimate rate of 5% by 2016. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2010 was 9% graded down to an ultimate rate of 5% by 2014.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 30, 2012	$8,615	$(7,777)
Service cost and interest cost in 2012	542	(490)

Cash Flows

In Thousands
Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2013	$2,653
2014	2,901
2015	3,145
2016	3,444
2017	3,765
2018 — 2022	23,419

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at January 1, 2012, the activity during 2012, and the balances at December 30, 2012 are as follows:

In Thousands	Jan. 1, 2012	Actuarial Gain (Loss)	Reclassification Adjustments	Dec. 30, 2012
Pension Plans:
Actuarial loss	$(107,008)	$(21,979)	$2,822	$(126,165)
Prior service cost (credit)	(73)	0	17	(56)
Postretirement Medical:
Actuarial loss	(35,823)	(4,287)	2,339	(37,771)
Prior service cost (credit)	8,700	0	(1,513)	7,187

	$(134,204)	$(26,266)	$3,665	$(156,805)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic cost during 2013 are as follows:

In Thousands	Pension Plans	Postretirement Medical	Total
Actuarial loss	$3,349	$2,710	$6,059
Prior service cost (credit)	17	(1,513)	(1,496)

	$3,366	$1,197	$4,563

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

The Company’s participation in the plan is outlined in the table below. The most recent Pension Protection Act (“PPA”) zone status available in 2012 and 2011 is for the plan’s years ending at December 31, 2011 and 2010, respectively. The plan is in the green zone which represents at least 80% funded and does not require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contribution			Surcharge Imposed
				(In thousands)
Pension Fund	2012	2011		2012	2011	2010
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund (EIN/Pension Plan No. 55-6021850)	Green	Green	No	$652	$555	$481	No
Other multi-employer plans				317	264	247

				$969	$819	$728

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the plan year ended December 31, 2011, 2010 and 2009, respectively, the Company was not listed in Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, Forms 5500 were not available for the plan year ending December 31, 2012.

The collective bargaining agreements covering the Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund will expire on April 27, 2014 and July 26, 2015.

During 2008, the Company entered into a new agreement allowing the Company to freeze its liability to Southeast and Southwest Areas Pension Plan (“Central States”), a multi-employer defined benefit pension fund, while preserving the pension benefits previously earned by the employees. As of December 30, 2012, the Company has a liability of $9.6 million recorded related to the Company’s exit from the Central States multi-employer pension plan. The Company is required to make payments of approximately $1 million each year through 2028 to the Central States multi-employer pension plan.

18.    Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of December 30, 2012, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.1% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

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

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In Millions	2012	2011	2010
Payments by the Company for concentrate, syrup, sweetener and other purchases	$406.2	$399.1	$393.5
Marketing funding support payments to the Company	(43.2)	(47.3)	(45.1)

Payments by the Company net of marketing funding support	$363.0	$351.8	$348.4
Payments by the Company for customer marketing programs	$56.8	$51.4	$50.7
Payments by the Company for cold drink equipment parts	9.2	9.3	8.6
Fountain delivery and equipment repair fees paid to the Company	11.9	11.4	10.4
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	3.5	4.1	4.4
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	2.6	2.0	2.8
Sales of finished products to The Coca-Cola Company	0.0	0.0	0.1

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a production arrangement with Coca-Cola Refreshments USA, Inc. (“CCR”) to buy and sell finished products at cost. The Coca-Cola Company acquired Coca-Cola Enterprises Inc. (“CCE”) on October 2, 2010. In connection with the transaction, CCE changed its name to CCR and transferred its beverage operations outside of North America to an independent third party. As a result of the transaction, the North American operations of CCE are now included in CCR. References to “CCR” refer to CCR and CCE as it existed prior to the acquisition by The Coca-Cola Company. Sales to CCR under this arrangement were $64.6 million, $55.0 million and $48.5 million in 2012, 2011 and 2010, respectively. Purchases from CCR under this arrangement were $31.3 million, $23.4 million and $24.8 million in 2012, 2011 and 2010, respectively. In addition, CCR began distributing one of the Company’s own brands (Tum-E Yummies) in the first quarter of 2010. Total sales to CCR for this brand were $22.8 million, $16.8 million and $12.9 million in 2012, 2011 and 2010, respectively.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $.5 million, $.4 million and $.5 million in 2012, 2011 and 2010, respectively. Amounts due from CCBSS for rebates on raw material purchases were $3.8 million and $5.2 million as of December 30, 2012 and January 1, 2012, respectively. CCR is also a member of CCBSS.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The original lease expired on December 31, 2010. On March 23, 2009, the Company modified the lease agreement (new terms began January 1, 2011) with HLP related to the SPC lease. The modified lease would not have changed the classification of the existing lease had it been in effect in the first quarter of 2002, when the capital lease was recorded, as the Company received a renewal option to extend the term of the lease, which it expected to exercise. The modified lease did not extend the term of the existing lease (remaining lease term was reduced from approximately 22 years (including renewal options) to approximately 12 years). Accordingly, the present value of the leased property under capital leases and capital lease obligations was adjusted by an amount equal to the difference between the future minimum lease payments under the modified lease agreement and the present value of the existing obligation on the modification date. The capital lease obligations and leased property under capital leases were both decreased by $7.5 million in March 2009. The annual base rent the Company is obligated to pay under the modified lease is subject to an adjustment for an inflation factor. The prior lease annual base rent was subject to adjustment for an inflation factor and for increases or decreases in interest rates, using LIBOR as the measurement device. The principal balance outstanding under this capital lease as of December 30, 2012 was $24.1 million.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In Millions	2012	2011	2010
Minimum rentals	$3.5	$3.4	$4.9
Contingent rentals	0.0	0.0	(1.7)

Total rental payments	$3.5	$3.4	$3.2

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contingent rentals in 2010 reduce the minimum rentals as a result of changes in interest rates, using LIBOR as the measurement device. Increases or decreases in lease payments that result from changes in the interest rate factor were recorded as adjustments to interest expense.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of December 30, 2012 was $25.1 million. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In Millions	2012	2011	2010
Minimum rentals	$3.5	$3.5	$3.6
Contingent rentals	0.5	0.4	0.2

Total rental payments	$4.0	$3.9	$3.8

The contingent rentals in 2012, 2011 and 2010 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index were recorded as adjustments to interest expense.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $82.3 million, $83.9 million and $74.0 million in 2012, 2011 and 2010, respectively. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $13.5 million as of December 30, 2012. The Company’s equity investment in Southeastern was $19.5 million and $17.9 million as of December 30, 2012 and January 1, 2012, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $141 million, $134 million and $131 million in 2012, 2011 and 2010, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.5 million, $1.6 million and $1.5 million in 2012, 2011 and 2010, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $22.4 million as of December 30, 2012. The Company’s equity investment in SAC was $4.1 million as of both December 30, 2012 and January 1, 2012.

The Company holds no assets as collateral against the Southeastern or SAC guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of December 30, 2012 nor was there any impairment in 2012, 2011 and 2010.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Net Sales by Product Category

Net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In Thousands	2012	2011	2010
Bottle/can sales:
Sparkling beverages (including energy products)	$1,073,071	$1,052,164	$1,031,423
Still beverages	233,895	219,628	213,570

Total bottle/can sales	1,306,966	1,271,792	1,244,993

Other sales:
Sales to other Coca-Cola bottlers	152,401	150,274	140,807
Post-mix and other	155,066	139,173	128,799

Total other sales	307,467	289,447	269,606

Total net sales	$1,614,433	$1,561,239	$1,514,599

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

20.    Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method. See Note 1 to the consolidated financial statements for additional information related to net income per share.

	Fiscal Year
In Thousands (Except Per Share Data)	2012	2011	2010
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$27,217	$28,608	$36,057
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,083	2,062	2,039

Total undistributed earnings	$17,993	$19,405	$26,877

Common Stock undistributed earnings — basic	$13,927	$15,056	$20,905
Class B Common Stock undistributed earnings — basic	4,066	4,349	5,972

Total undistributed earnings	$17,993	$19,405	$26,877

Common Stock undistributed earnings — diluted	$13,867	$14,990	$20,814
Class B Common Stock undistributed earnings — diluted	4,126	4,415	6,063

Total undistributed earnings — diluted	$17,993	$19,405	$26,877

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In Thousands (Except Per Share Data)	2012	2011	2010
Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings — basic	13,927	15,056	20,905

Numerator for basic net income per Common Stock share	$21,068	$22,197	$28,046

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,083	$2,062	$2,039
Class B Common Stock undistributed earnings — basic	4,066	4,349	5,972

Numerator for basic net income per Class B Common Stock share	$6,149	$6,411	$8,011

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,083	2,062	2,039
Common Stock undistributed earnings — diluted	17,993	19,405	26,877

Numerator for diluted net income per Common Stock share	$27,217	$28,608	$36,057

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,083	$2,062	$2,039
Class B Common Stock undistributed earnings — diluted	4,126	4,415	6,063

Numerator for diluted net income per Class B Common Stock share	$6,209	$6,477	$8,102

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding — basic	2,085	2,063	2,040
Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,266	9,244	9,221
Class B Common Stock weighted average shares outstanding — diluted	2,125	2,103	2,080
Basic net income per share:
Common Stock	$2.95	$3.11	$3.93

Class B Common Stock	$2.95	$3.11	$3.93

Diluted net income per share:
Common Stock	$2.94	$3.09	$3.91

Class B Common Stock	$2.92	$3.08	$3.90

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the diluted effect of shares relative to the Performance Unit Award.

21.    Risks and Uncertainties

Approximately 88% of the Company’s 2012 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s 2012 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2012, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for accounted approximately 22% and 8%, respectively, of the Company’s total bottle/can volume during 2012; approximately 21% and 9%, respectively, of the Company’s total bottle/can volume to retail customers during 2011; and approximately 24% and 10%, respectively, of the Company’s total bottle/can volume to retail customers during 2010. Wal-Mart Stores, Inc. accounted for approximately 15%, 15% and 17% of the Company’s total net sales during 2012, 2011 and 2010, respectively. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining agreement covering approximately .4% of the Company’s employees expired during 2012 and the Company entered into a new agreement in 2012. Two collective bargaining agreements covering approximately .7% of the Company’s employees will expire during 2013.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In Thousands	2012	2011	2010
Accounts receivable, trade, net	$1,991	$(8,728)	$(4,015)
Accounts receivable from The Coca-Cola Company	(6,221)	3,642	(7,972)
Accounts receivable, other	2,998	(45)	(1,875)
Inventories	234	(1,288)	(7,887)
Prepaid expenses and other current assets	(1,785)	3,707	9,142
Accounts payable, trade	1,259	4,514	6,252
Accounts payable to The Coca-Cola Company	(6,320)	9,092	(2,822)
Other accrued liabilities	6,936	(2,549)	7,487
Accrued compensation	2,008	(2,741)	3,608
Accrued interest payable	(1,388)	(75)	2

(Increase) decrease in current assets less current liabilities	$(288)	$5,529	$1,920

Non-cash activity

Additions to property, plant and equipment of $14.4 million, $6.2 million and $10.4 million have been accrued but not paid and are recorded in accounts payable, trade as of December 30, 2012, January 1, 2012 and January 2, 2011, respectively. Additions to property, plant and equipment included $1.5 million for a trade-in allowance on manufacturing equipment in 2010.

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In Thousands	2012	2011	2010
Interest	$35,149	$34,989	$34,117
Income taxes	14,119	20,414	14,117

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

In February 2013, the FASB issued new guidance which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income. The new guidance requires a company to report the effect of significant reclassifications from accumulated other comprehensive income to the respective line items in net income or cross-reference to other disclosures for items not reclassified entirely to net income. The new guidance is effective for annual and interim periods beginning after December 15, 2012. The new guidance expands disclosure of other comprehensive income but does not change the manner in which items of other comprehensive income are accounted for or the way in which net income or other comprehensive income is reported in the financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended December 30, 2012 and January 1, 2012.

	Quarter
Year Ended December 30, 2012	1(1)	2	3(2)	4(3)(4)
In thousands (except per share data)
Net sales	$377,185	$430,693	$419,855	$386,700
Gross margin	155,594	173,413	170,928	154,374
Net income attributable to Coca-Cola Bottling Co. Consolidated	4,565	10,747	10,079	1,826
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.50	$1.16	$1.09	$.20
Class B Common Stock	$.50	$1.16	$1.09	$.20
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.49	$1.16	$1.09	$.20
Class B Common Stock	$.49	$1.16	$1.08	$.19

	Quarter
Year Ended January 1, 2012	1(5)	2(6)	3(7)(8)	4(9)
In thousands (except per share data)
Net sales	$359,629	$422,893	$405,858	$372,859
Gross margin	149,161	165,573	162,716	151,793
Net income attributable to Coca-Cola Bottling Co. Consolidated	5,913	11,101	9,768	1,826
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.64	$1.21	$1.06	$.20
Class B Common Stock	$.64	$1.21	$1.06	$.20
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.64	$1.20	$1.06	$.20
Class B Common Stock	$.64	$1.20	$1.05	$.19

Sales are seasonal with the highest sales volume occurring in May, June, July and August.

See Note 1 to the consolidated financial statements for information concerning the revision of prior period financial statements.

(1)	Net income in the first quarter of 2012 included a $0.7 million debit to income tax expense ($0.08 per basic common share) to increase the valuation allowance for certain deferred tax assets of the Company.

(2)	Net income in the third quarter of 2012 included a $1.0 million ($0.6 million, net of tax, or $0.07 per basic common share) credit for a mark-to-market adjustment related to the Company’s commodity hedging program.

(3)	Net income in the fourth quarter of 2012 included a $0.5 million ($0.3 million, net of tax, or $0.03 per basic common share) debit for a mark-to-market adjustment related to the Company’s commodity hedging program.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Net income in the fourth quarter of 2012 included a $.6 million debit to income tax expense ($0.07 per basic common share) to increase the valuation allowance for certain deferred tax assets of the Company.

(5)	Net income in the first quarter of 2011 included a $0.5 million ($0.3 million, net of tax, or $0.03 per basic common share) debit for a mark-to-market adjustment related to the Company’s commodity hedging program.

(6)	Net income in the second quarter of 2011 included a $1.7 million ($1.0 million, net of tax, or $0.11 per basic common share) debit for a mark-to-market adjustment related to the Company’s commodity hedging program.

(7)	Net income for the third quarter of 2011 included a $1.8 million ($1.2 million, net of tax, or $0.12 per basic common share) debit for a mark-to-market adjustment related to the Company’s commodity hedging program.

(8)	Net income in the third quarter of 2011 included a $0.9 million credit to income tax expense ($0.10 per basic common share) related to the reduction of the liability for uncertain tax positions due mainly to the expiration of applicable statute of limitations.

(9)	Net income in the fourth quarter of 2011 included a $2.6 million ($1.6 million, net of tax, or $0.17 per basic common share) debit for a mark-to-market adjustment related to the Company’s commodity hedging program.

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

As of December 30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 30, 2012 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 104.

March 14, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

March 14, 2013

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 24 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2012.

See page 103 for “Management’s Report on Internal Control over Financial Reporting.” See page 104 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Additional Information About Directors and Executive Officers — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance — The Board’s Role in Risk Oversight” sections of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Person Transactions” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report.

1.	Financial Statements

Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Index

Number	Description	Incorporated by Reference or Filed Herewith
(3.1)	Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-9286).
(3.2)	Amended and Restated Bylaws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2007 (File No. 0-9286).
(4.1)	Specimen of Common Stock Certificate.	Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed on May 31, 1985 (File No. 2-97822).
(4.2)	Supplemental Indenture, dated as of March 3, 1995, between the Company and Citibank, N.A. (as successor to NationsBank of Georgia, National Association, the initial trustee).	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(4.3)	Officers’ Certificate pursuant to Sections 102 and 301 of the Indenture, dated as of July 20, 1994, as supplemented and restated by the Supplemental Indenture, dated as of March 3, 1995, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.4)	Resolutions adopted by Executive Committee of the Board of Directors of the Company related to the establishment of the Company’s $110,000,000 aggregate principal amount of 7.00% Senior Notes due 2019.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.5)	Form of the Company’s 5.30% Senior Notes due 2015.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2003 (File No. 0-9286).
(4.6)	Form of the Company’s 5.00% Senior Notes due 2016.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 (File No. 0-9286).
(4.7)	Form of the Company’s 7.00% Senior Notes due 2019.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2009 (File No. 0-9286).
(4.8)	Third Amended and Restated Promissory Note, dated as of June 16, 2010, by and between the Company and Piedmont Coca-Cola Bottling Partnership.	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(4.9)	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of

Number	Description	Incorporated by Reference or Filed Herewith
the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
(10.1)	U.S. $200,000,000 Credit Agreement, dated as of September 21, 2011, by and among the Company, the banks named therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011 (File No. 0-9286).
(10.2)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.3)	Amended and Restated Guaranty Agreement, dated as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.4)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, Bank, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.5)	Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.6)	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.7)	Form of Master Bottle Contract (“Cola Beverage Agreement”), made and entered into, effective January 27, 1989, between The Coca-Cola Company and the Company, together with Form of Home Market Amendment to Master Bottle Contract, effective as of October 29, 1999.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.8)	Form of Allied Bottle Contract (“Allied Beverage Agreement”), made and entered into, effective January 11, 1990, between The Coca-Cola Company and the Company (as successor to Coca-Cola Bottling Company of Anderson, S.C.).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.9)	Letter Agreement, dated January 27, 1989, between The Coca-Cola Company and the Company, modifying the Cola Beverage Agreements and Allied Beverage Agreements.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.10)	Form of Marketing and Distribution Agreement (“Still Beverage Agreement”), made and entered into effective October 1, 2000, between The Coca-Cola Company and the Company (as successor to Metrolina Bottling Company), with respect to Dasani.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.11)	Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement, dated December 14, 1994, modifying the Still Beverage Agreements.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.12)	Incidence Pricing Letter Agreement (“Pricing Agreement”), dated March 16, 2009, between The Coca-Cola Company, by and through its Coca-Cola North America division, and the Company. **	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.13)	Amendment No. 2 to Pricing Agreement, dated December 15, 2011, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2011 (File No. 0-9286).
(10.14)	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).
(10.15)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.16)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.17)	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).
(10.18)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).
(10.19)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.20)	Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.21)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0-9286).
(10.22)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
(10.23)	Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.24)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.23 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.25)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).
(10.26)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.27)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2012.*	Appendix C to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).
(10.28)	Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan, effective January 1, 2012.*	Appendix D to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).
(10.29)	Form of Long-Term Performance Plan Bonus Award Agreement.*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(10.30)	Performance Unit Award Agreement, dated February 27, 2008.*	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.31)	Coca-Cola Bottling Co. Consolidated Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.*	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0-9286).
(10.32)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.33)	Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.34)	Amendment No. 1 to Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2009. *	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0-9286).
(10.35)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.*	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.36)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.37)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
(12)	Ratio of earnings to fixed charges.	Filed herewith.
(21)	List of subsidiaries.	Filed herewith.
(31.1)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(31.2)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(101)	Financial statement from the annual report on Form 10-K of
Coca-Cola Bottling Co. Consolidated for the fiscal year ended December 30, 2012, filed on March 14, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to the Consolidated Financial Statements.

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

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Fiscal year ended December 30, 2012	$1,521	$257	$288	$1,490

Fiscal year ended January 1, 2012	$1,300	$518	$297	$1,521

Fiscal year ended January 2, 2011	$2,187	$(445)	$442	$1,300

Deferred Income Tax Valuation Allowance

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other	Deductions Not Credited To Expense	Balance at End of Year
Fiscal year ended December 30, 2012	$1,464	$1,513	$569	$315	$3,231

Fiscal year ended January 1, 2012	$499	$707	$286	$28	$1,464

Fiscal year ended January 2, 2011	$530	$25	$0	$56	$499

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: March 14, 2013	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 14, 2013

By:	/s/ H. W. MCKAY BELK H. W. McKay Belk	Director	March 14, 2013

By:	/s/ ALEXANDER B. CUMMINGS, JR. Alexander B. Cummings, Jr.	Director	March 14, 2013

By:	/s/ SHARON A. DECKER Sharon A. Decker	Director	March 14, 2013

By:	/s/ WILLIAM B. ELMORE William B. Elmore	Vice Chairman of the Board of Directors and Director	March 14, 2013

By:	/s/ MORGAN H. EVERETT Morgan H. Everett	Director of Community Relations and Director	March 14, 2013

By:	/s/ DEBORAH H. EVERHART Deborah H. Everhart	Director	March 14, 2013

By:	/s/ HENRY W. FLINT Henry W. Flint	President, Chief Operating Officer and Director	March 14, 2013

By:	/s/ WILLIAM H. JONES William H. Jones	Director	March 14, 2013

By:	/s/ JAMES H. MORGAN James H. Morgan	Director	March 14, 2013

By:	/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 14, 2013

By:	/s/ DENNIS A. WICKER Dennis A. Wicker	Director	March 14, 2013

By:	/s/ JAMES E. HARRIS James E. Harris	Senior Vice President, Shared Services and Chief Financial Officer	March 14, 2013

By:	/s/ WILLIAM J. BILLIARD William J. Billiard	Vice President, Operations Finance and Chief Accounting Officer	March 14, 2013