Form 10-Q
period 2013-03-31
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2013-05-10
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,108,962

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2013	2012
Net sales	$383,551	$377,185
Cost of sales	229,852	221,591

Gross margin	153,699	155,594
Selling, delivery and administrative expenses	138,211	136,961

Income from operations	15,488	18,633
Interest expense, net	7,379	9,071

Income before income taxes	8,109	9,562
Income tax expense	2,440	4,467

Net income	5,669	5,095
Less: Net income attributable to noncontrolling interest	807	530

Net income attributable to Coca-Cola Bottling Co. Consolidated	$4,862	$4,565

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.53	$.50

Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$.53	$.50

Weighted average number of Class B Common Stock shares outstanding	2,095	2,073

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.52	$.49

Weighted average number of Common Stock shares outstanding – assuming dilution	9,276	9,254

Class B Common Stock	$.52	$.49

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,135	2,113

Cash dividends per share:
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	First Quarter
	2013	2012
Net income	$5,669	$5,095

Other comprehensive income, net of tax
Foreign currency translation adjustment	1	(1)
Defined benefit plans reclassification included in pension costs:
Actuarial loss	510	420
Prior service costs	2	3
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	425	372
Prior service costs	(230)	(230)

Other comprehensive income, net of tax	708	564

Comprehensive income	6,377	5,659
Less: Comprehensive income attributable to noncontrolling interest	807	530

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$5,570	$5,129

See Accompanying Notes to Consolidated Financial Statements

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$11,890	$10,399	$57,649
Accounts receivable, trade, less allowance for doubtful accounts of $1,514, $1,490 and $1,523, respectively	111,423	103,524	123,927
Accounts receivable from The Coca-Cola Company	20,804	15,521	22,067
Accounts receivable, other	11,620	12,876	12,364
Inventories	74,098	65,924	75,895
Prepaid expenses and other current assets	32,088	33,068	31,141

Total current assets	261,923	241,312	323,043

Property, plant and equipment, net	300,230	307,467	298,567
Leased property under capital leases, net	52,693	54,150	58,315
Other assets	56,736	53,801	53,623
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	3,939	4,023	4,335

Total assets	$1,298,242	$1,283,474	$1,360,604

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$20,000	$20,000	$120,000
Current portion of obligations under capital leases	5,352	5,230	4,780
Accounts payable, trade	50,081	51,651	47,508
Accounts payable to The Coca-Cola Company	39,989	27,830	42,379
Other accrued liabilities	60,268	75,113	72,873
Accrued compensation	11,462	32,428	12,334
Accrued interest payable	9,299	4,060	12,462

Total current liabilities	196,451	216,312	312,336

Deferred income taxes	134,904	140,965	141,507
Pension and postretirement benefit obligations	139,926	140,719	124,426
Other liabilities	120,771	118,303	116,658
Obligations under capital leases	62,954	64,351	68,232
Long-term debt	438,430	403,386	403,260

Total liabilities	1,093,436	1,084,036	1,166,419

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,737,076, 2,716,956 and 2,716,956 shares, respectively	2,735	2,715	2,715
Capital in excess of par value	108,959	107,681	107,600
Retained earnings	172,994	170,439	154,709
Accumulated other comprehensive loss	(93,818)	(94,526)	(80,256)

	201,074	196,513	194,972

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	139,820	135,259	133,718
Noncontrolling interest	64,986	64,179	60,467

Total equity	204,806	199,438	194,185

Total liabilities and equity	$1,298,242	$1,283,474	$1,360,604

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$152,446	$(80,820)	$(61,254)	$129,470	$59,937	$189,407
Net income				4,565			4,565	530	5,095
Other comprehensive income, net of tax					564		564		564
Cash dividends paid Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(517)			(517)		(517)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421

Balance on April 1, 2012	$10,204	$2,715	$107,600	$154,709	$(80,256)	$(61,254)	$133,718	$60,467	$194,185

Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438
Net income				4,862			4,862	807	5,669
Other comprehensive income, net of tax					708		708		708
Cash dividends paid
Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(522)			(522)		(522)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298

Balance on March 31, 2013	$10,204	$2,735	$108,959	$172,994	$(93,818)	$(61,254)	$139,820	$64,986	$204,806

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2013	2012
Cash Flows from Operating Activities
Net income	$5,669	$5,095
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	14,556	15,545
Amortization of intangibles	84	104
Deferred income taxes	146	971
(Gain)/loss on sale of property, plant and equipment	(990)	155
Amortization of debt costs	487	578
Amortization of deferred gain related to terminated interest rate agreements	(136)	(307)
Stock compensation expense	603	627
Increase in current assets less current liabilities	(27,193)	(23,381)
Increase in other noncurrent assets	(3,330)	(3,702)
Decrease in other noncurrent liabilities	(3,687)	(14,056)
Other	5	(3)

Total adjustments	(19,455)	(23,469)

Net cash used in operating activities	(13,786)	(18,374)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(20,383)	(14,396)
Proceeds from the sale of property, plant and equipment	4,302	63
Change in restricted cash	0	3,000

Net cash used in investing activities	(16,081)	(11,333)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	45,000	0
Payment on revolving credit facility	(10,000)	0
Cash dividends paid	(2,307)	(2,302)
Principal payments on capital lease obligations	(1,275)	(1,042)
Other	(60)	(58)

Net cash provided by (used in) financing activities	31,358	(3,402)

Net increase (decrease) in cash	1,491	(33,109)
Cash at beginning of period	10,399	90,758

Cash at end of period	$11,890	$57,649

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,298	$1,421

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012 filed with the United States Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current classifications.

Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the fourth quarter of 2012, the Company identified an error in the treatment of a certain prior year deferred tax asset in the Consolidated Balance Sheets. This resulted in an understatement of net noncurrent deferred income tax liability and an overstatement of retained earnings, and therefore equity, for each of the impacted periods. This error affected the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as presented in each of the quarters of 2012, 2011 and 2010, including the year-end consolidated financial statements for 2011 and 2010. This resulted in an understatement of deferred income taxes and an overstatement of retained earnings for each of the impacted periods. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that it was not material to any of the Company’s previously issued financial statements taken as a whole. The Company has revised previously issued financial statements to correct the effect of this error. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows for any of these periods.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

	Quarter Ended April 1, 2012
In Thousands	As Previously Reported		Adjustment	As Revised
Deferred income taxes	$139,676		$1,831	$141,507
Total liabilities	1,164,588	(1)	1,831	1,166,419
Retained earnings	156,540		(1,831)	154,709
Total equity of Coca-Cola Bottling Co. Consolidated	135,549		(1,831)	133,718
Total equity	196,016		(1,831)	194,185

(1)	Certain prior year amounts have been reclassified to conform to current classifications.

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

Noncontrolling interest as of March 31, 2013, December 30, 2012 and April 1, 2012 primarily represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories

Inventories were summarized as follows:

In Thousands	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012
Finished products	$44,041	$36,445	$45,503
Manufacturing materials	10,718	11,019	10,563
Plastic shells, plastic pallets and other inventories	19,339	18,460	19,829

Total inventories	$74,098	$65,924	$75,895

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012	Estimated Useful Lives
Land	$12,394	$12,442	$12,537
Buildings	114,630	118,556	118,623	8-50 years
Machinery and equipment	141,839	140,963	134,508	5-20 years
Transportation equipment	162,201	163,586	154,996	4-20 years
Furniture and fixtures	45,472	41,580	41,606	3-10 years
Cold drink dispensing equipment	315,376	314,863	307,551	5-17 years
Leasehold and land improvements	71,246	71,956	75,129	5-20 years
Software for internal use	75,684	74,907	72,265	3-10 years
Construction in progress	6,796	8,264	2,230

Total property, plant and equipment, at cost	945,638	947,117	919,445
Less: Accumulated depreciation and amortization	645,408	639,650	620,878

Property, plant and equipment, net	$300,230	$307,467	$298,567

Depreciation and amortization expense was $14.6 million and $15.5 million in the first quarter of 2013 (“Q1 2013”) and the first quarter of 2012 (“Q1 2012”), respectively. These amounts included amortization expense for leased property under capital leases.

The Company recognized a $1.2 million gain during Q1 2013 on the sale of a distribution facility that was no longer in use. The gain on the sale of this property, plant and equipment was recorded in selling, delivery and administrative (S,D&A) expenses.

The Company changed the useful lives of certain cold drink dispensing equipment in Q1 2013 to better reflect actual useful lives. The change in useful lives reduced depreciation expense in Q1 2013 by $.4 million.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012	Estimated Useful Lives
Leased property under capital leases	$94,174	$94,180	$95,509	3-20 years
Less: Accumulated amortization	41,481	40,030	37,194

Leased property under capital leases, net	$52,693	$54,150	$58,315

As of March 31, 2013, real estate represented $52.5 million of the leased property under capital leases and $35.5 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.

The Company’s outstanding obligations for capital leases were $68.3 million, $69.6 million and $73.0 million as of March 31, 2013, December 30, 2012 and April 1, 2012, respectively.

7. Franchise Rights and Goodwill

There were no changes in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2013, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012	Estimated Useful Lives
Other identifiable intangible assets	$8,557	$8,557	$8,557	1-20 years
Less: Accumulated amortization	4,618	4,534	4,222

Other identifiable intangible assets, net	$3,939	$4,023	$4,335

Other identifiable intangible assets primarily represent customer relationships and distribution rights and are amortized on a straight line basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012
Accrued marketing costs	$8,730	$12,506	$15,981
Accrued insurance costs	20,605	21,458	19,239
Accrued taxes (other than income taxes)	2,111	1,910	1,774
Accrued income taxes	4,811	0	2,856
Employee benefit plan accruals	12,154	16,988	11,737
Checks and transfers yet to be presented for payment from zero balance cash accounts	2,959	11,962	12,332
All other accrued liabilities	8,898	10,289	8,954

Total other accrued liabilities	$60,268	$75,113	$72,873

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012
Revolving credit facility	2016	Variable	Varies	$65,000	$30,000	$0
Line of credit	2013	Variable	Varies	20,000	20,000	0
Senior Notes	2012	5.00%	Semi-annually	0	0	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,327)	(1,371)	(1,497)

				458,430	423,386	523,260
Less: Current portion of debt				20,000	20,000	120,000

Long-term debt				$438,430	$403,386	$403,260

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On September 21, 2011, the Company entered into a $200 million five-year unsecured revolving credit agreement (“$200 million facility”) replacing the Company’s previous $200 million five-year unsecured revolving credit facility. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On March 31, 2013, the Company had $65.0 million of outstanding borrowings on the $200 million facility and had $135 million available to meet its cash requirements. On December 30, 2012, the Company had $30.0 million of outstanding borrowings on the $200 million facility. On April 1, 2012, the Company had no outstanding borrowings on the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On both March 31, 2013 and December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit at a weighted average interest rate of .93% and .94%, respectively. On April 1, 2012, the Company had no outstanding borrowings under the uncommitted line of credit.

The Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of the Company’s senior notes that matured in November 2012.

As of March 31, 2013, December 30, 2012 and April 1, 2012, the Company had a weighted average interest rate of 5.6%, 5.9% and 6.1%, respectively for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7% for Q1 2013 compared to 6.1% for Q1 2012. As of March 31, 2013, $85.0 million of the Company’s debt and capital lease obligations of $526.7 million were subject to changes in short-term interest rates.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

Interest

As of March 31, 2013, the Company had $0.5 million in gains from terminated interest rate swap agreements to be amortized over the next 24 months.

Unamortized gains from terminated interest rate swap agreements and forward interest rate agreements are presented in accrued interest payable (current) and other liabilities (noncurrent) on the balance sheet.

During Q1 2013 and Q1 2012, the Company amortized deferred gains related to previously terminated interest rate swap agreements (discussed above) and forward interest rate agreements, which reduced interest expense by $0.1 million and $0.3 million, respectively.

The Company had no interest rate swap agreements outstanding at March 31, 2013, December 30, 2012 and April 1, 2012.

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

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The Company did not have any offsetting derivative transactions with its counterparties on March 31, 2013 or December 30, 2012. Accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheets at March 31, 2013 and December 30, 2012. The Company did not have any outstanding derivative transactions at April 1, 2012.

The Company periodically uses derivative instruments to hedge part or all of its requirements for diesel fuel and aluminum. In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 aluminum purchases.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

The following summarizes Q1 2013 and Q1 2012 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such changes in the consolidated statements of operations.

		First Quarter
In Thousands	Classification of Gain (Loss)	2013	2012
Commodity hedges	Cost of sales	$(490)	$0

Total		$(490)	$0

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012
Commodity hedges at fair market value	Prepaid expenses and other current assets	$10	$500	$0
Unamortized cost of commodity hedging agreements	Prepaid expenses and other current assets	325	562	0

Total		$335	$1,062	$0

The following table summarizes the Company’s outstanding commodity derivative agreements as of March 31, 2013:

In Millions	Notional Amount	Latest Maturity
Commodity hedging agreements	$4.5	June 2013

There were no outstanding commodity derivative agreements as of April 1, 2012.

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	Mar. 31, 2013		Dec. 30, 2012		Apr. 1, 2012
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(373,430)	$(421,466)	$(373,386)	$(426,050)	$(523,260)	$(574,264)
Deferred compensation plan assets	14,216	14,216	13,011	13,011	11,324	11,324
Deferred compensation plan liabilities	(14,216)	(14,216)	(13,011)	(13,011)	(11,324)	(11,324)
Commodity hedging agreements	10	10	500	500	0	0
Non-public variable rate debt	(85,000)	(85,000)	(50,000)	(50,000)	0	0

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Value of Financial Instruments

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan and commodity hedging agreements:

	Mar. 31, 2013		Dec. 30, 2012		Apr. 1, 2012
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$14,216		$13,011		$11,324
Commodity hedging agreements		$10		$500		$0
Liabilities
Deferred compensation plan liabilities	14,216		13,011		11,324

The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.

The fair values of the Company’s commodity hedging agreements are based upon rates from public commodity exchanges that are observable and quoted periodically over the full term of the agreement and are considered Level 2 items.

The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for Q1 2013 and Q1 2012.

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012
Accruals for executive benefit plans	$103,855	$101,220	$98,937
Other	16,916	17,083	17,721

Total other liabilities	$120,771	$118,303	$116,658

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $38.3 million, $35.9 million and $36.1 million as of March 31, 2013, December 30, 2012 and April 1, 2012, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2021. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on March 31, 2013 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $46.1 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of March 31, 2013, SAC had total assets of approximately $44 million and total debt of approximately $24 million. SAC had total revenues for Q1 2013 of approximately $44 million. As of March 31, 2013, Southeastern had total assets of approximately $365 million and total debt of approximately $173 million. Southeastern had total revenue for Q1 2013 of approximately $160 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On March 31, 2013, these letters of credit totaled $20.8 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009, which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. The requirement to maintain restricted cash for these letters of credit was eliminated in the first quarter of 2012.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of March 31, 2013 amounted to $34.9 million and expire at various dates through 2022.

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

15. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2013 and Q1 2012 was 30.1% and 46.7%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q1 2013 and Q1 2012 was 33.4% and 49.5%, respectively.

The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2013	2012
Statutory expense	$2,835	$3,347
State income taxes, net of federal benefit	333	413
Valuation allowance change	93	701
Noncontrolling interest – Piedmont	(321)	(303)
Manufacturing deduction benefit	(224)	(275)
Meals and entertainment	180	233
Adjustment for uncertain tax positions	151	146
Other, net	(607)	205

Income tax expense	$2,440	$4,467

As of March 31, 2013, the Company had $5.6 million of uncertain tax positions, including accrued interest, of which $3.2 million would affect the Company’s effective tax rate if recognized. As of December 30, 2012, the Company had $5.5 million of uncertain tax positions, including accrued interest, of which $3.0 million would affect the Company’s effective tax rate if recognized. As of April 1, 2012, the Company had $4.8 million of uncertain tax positions, including accrued interest, of which $2.4 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, December 30, 2012, and April 1, 2012, the Company had $.6 million, $.5 million and $.5 million, respectively, of accrued interest related to uncertain tax positions. Income tax expense included interest expense of $40,000 in Q1 2013 and $35,000 in Q1 2012, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

The American Taxpayer Relief Act (“Act”) was signed into law on January 2, 2013. The Act approved a retroactive extension of certain favorable business and energy tax provisions that had expired at the end of 2011 that are applicable to the Company. The Company recorded a reduction to income tax expense totaling $.4 million related to the Act in Q1 2013, which is included in the other, net line of the reconciliation of income tax expense table.

In Q1 2013 and Q1 2012, the Company increased its valuation allowance by $.1 million and $.7 million, respectively. The net effect of both adjustments was an increase to income tax expense. The increase to the valuation allowance was primarily due to the Company’s assessment of its ability to use certain net operating loss carryforwards.

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

A summary of accumulated other comprehensive loss for Q1 2013 and Q1 2012 is as follows:

In Thousands	Dec. 30, 2012	Pre-tax Activity	Tax Effect	Mar. 31, 2013
Net pension activity:
Actuarial loss	$(76,407)	$838	$(328)	$(75,897)
Prior service costs	(33)	4	(2)	(31)
Net postretirement benefits activity:
Actuarial loss	(22,425)	700	(275)	(22,000)
Prior service costs	4,334	(378)	148	4,104
Foreign currency translation adjustment	5	1	0	6

Total	$(94,526)	$1,165	$(457)	$(93,818)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

In Thousands	Jan. 1, 2012	Pre-tax Activity	Tax Effect	Apr. 1, 2012
Net pension activity:
Actuarial loss	$(64,789)	$693	$(273)	$(64,369)
Prior service costs	(44)	5	(2)	(41)
Net postretirement benefits activity:
Actuarial loss	(21,244)	613	(241)	(20,872)
Prior service costs	5,251	(379)	149	5,021
Foreign currency translation adjustment	6	(2)	1	5

Total	$(80,820)	$930	$(366)	$(80,256)

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
First quarter 2013
Cost of sales	$76	$39	$115
S,D&A expenses	766	283	1,049

Subtotal pre-tax	842	322	1,164
Income tax expense	(330)	(127)	(457)

Total after tax effect	$512	$195	$707

First quarter 2012
Cost of sales	$77	$28	$105
S,D&A expenses	621	206	827

Subtotal pre-tax	698	234	932
Income tax expense	(275)	(92)	(367)

Total after tax effect	$423	$142	$565

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During Q1 2013 and Q1 2012, dividends of $.25 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in Q1 2013 was $.6 million, which was based upon a share price of $60.32 on March 29, 2013. Compensation expense for the Performance Unit Award Agreement recognized in Q1 2012 was $.6 million, which was based upon a share price of $62.74 on March 30, 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

On March 5, 2013 and March 6, 2012, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2012 and 2011, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,880 and 17,680 of such shares were settled in cash in 2013 and 2012, respectively, to satisfy tax withholding obligations in connection with the vesting of the performance units.

The increase in the total number of shares outstanding in Q1 2013 and Q1 2012 was due to the issuance of the 20,120 and 22,320 shares, respectively, of Class B Common Stock related to the Performance Unit Award Agreement in each year.

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

The components of net periodic pension cost were as follows:

	First Quarter
In Thousands	2013	2012
Service cost	$32	$28
Interest cost	3,086	3,124
Expected return on plan assets	(3,547)	(2,973)
Amortization of prior service cost	4	5
Recognized net actuarial loss	838	693

Net periodic pension cost	$413	$877

The Company made no contributions to the two Company-sponsored pension plans during Q1 2013. Anticipated contributions for the two Company-sponsored pension plans will be in the range of $1 million to $5 million during the remainder of 2013.

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

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2013	2012
Service cost	$413	$316
Interest cost	715	781
Recognized net actuarial loss	700	613
Amortization of prior service cost	(378)	(379)

Net periodic postretirement benefit cost	$1,450	$1,331

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements.

During Q1 2012, the Company changed the Company’s 401(k) Saving Plan matching contribution from fixed to discretionary, maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during 2012. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2012. The Company made this contribution payment for 2012 in Q1 2013. The Company continued to accrue the 5% discretionary matching contribution for Q1 2013.

The total expense for this benefit was $1.9 million and $2.1 million in Q1 2013 and Q1 2012, respectively. The Company used its best estimates of the 5% matching contribution for these periods.

Multi-Employer Benefits

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of March 31, 2013, the Company had a liability of $9.5 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of March 31, 2013, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2013	2012
Payments by the Company for concentrate, syrup, sweetener and other purchases	$97.3	$99.3
Marketing funding support payments to the Company	(10.1)	(10.1)

Payments by the Company net of marketing funding support	$87.2	$89.2

Payments by the Company for customer marketing programs	$14.6	$15.0
Payments by the Company for cold drink equipment parts	2.3	2.3
Fountain delivery and equipment repair fees paid to the Company	2.9	3.0
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.0	1.4
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	.6	.7

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $13.9 million and $14.9 million in Q1 2013 and Q1 2012, respectively. Purchases from CCR under this arrangement were $8.3 million and $6.9 million in Q1 2013 and Q1 2012, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $5.7 million and $4.7 million in Q1 2013 and Q1 2012, respectively.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.1 million in both Q1 2013 and Q1 2012. Amounts due from CCBSS for rebates on raw materials were $4.1 million, $3.8 million and $3.6 million as of March 31, 2013, December 30, 2012 and April 1, 2012, respectively. CCR is also a member of CCBSS.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $33.4 million and $33.9 million in Q1 2013 and Q1 2012, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.4 million in both Q1 2013 and Q1 2012. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $23.9 million as of March 31, 2013. The Company’s equity investment in SAC was $4.1 million as of March 31, 2013, December 30, 2012 and April 1, 2012 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $18.7 million in Q1 2013 and $20.3 million in Q1 2012. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $14.4 million as of March 31, 2013. The Company’s equity investment in Southeastern was $20.8 million, $19.5 million and $19.5 million as of March 31, 2013, December 30, 2012 and April 1, 2012, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against SAC or Southeastern guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of March 31, 2013 nor was there any impairment in 2012.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of March 31, 2013 and April 1, 2012 was $23.6 million and $25.4 million, respectively. Rental payments related to this lease were $.9 million in both Q1 2013 and Q1 2012.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of March 31, 2013 and April 1, 2012 was $24.5 million and $26.6 million, respectively. Rental payments related to the lease were $1.0 million in both Q1 2013 and Q1 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Net Sales by Product Category

Net sales by product category were as follows:

	First Quarter
In Thousands	2013	2012
Bottle/can sales:
Sparkling beverages (including energy products)	$254,473	$256,717
Still beverages	52,623	50,904

Total bottle/can sales	307,096	307,621
Other sales:
Sales to other Coca-Cola bottlers	40,128	33,465
Post-mix and other	36,327	36,099

Total other sales	76,455	69,564

Total net sales	$383,551	$377,185

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2013	2012
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$4,862	$4,565
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	522	517

Total undistributed earnings	$2,555	$2,263

Common Stock undistributed earnings – basic	$1,975	$1,754
Class B Common Stock undistributed earnings – basic	580	509

Total undistributed earnings – basic	$2,555	$2,263

Common Stock undistributed earnings – diluted	$1,967	$1,746
Class B Common Stock undistributed earnings – diluted	588	517

Total undistributed earnings – diluted	$2,555	$2,263

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed earnings – basic	1,975	1,754

Numerator for basic net income per Common Stock share	$3,760	$3,539

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$522	$517
Class B Common Stock undistributed earnings – basic	580	509

Numerator for basic net income per Class B Common Stock share	$1,102	$1,026

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2013	2012
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	522	517
Common Stock undistributed earnings – diluted	2,555	2,263

Numerator for diluted net income per Common Stock share	$4,862	$4,565

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$522	$517
Class B Common Stock undistributed earnings – diluted	588	517

Numerator for diluted net income per Class B Common Stock share	$1,110	$1,034

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2013	2012
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,095	2,073

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,276	9,254
Class B Common Stock weighted average shares outstanding – diluted	2,135	2,113

Basic net income per share:
Common Stock	$.53	$.50

Class B Common Stock	$.53	$.50

Diluted net income per share:
Common Stock	$.52	$.49

Class B Common Stock	$.52	$.49

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Risks and Uncertainties

Approximately 88% of the Company’s Q1 2013 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s Q1 2013 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During Q1 2013 and Q1 2012, approximately 69% and 68%, respectively, of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% and 32%, respectively, was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 20% and 8%, respectively, of the Company’s total bottle/can volume to retail customers in Q1 2013; and accounted for approximately 22% and 9%, respectively, of the Company’s total bottle/can volume to retail customers in Q1 2012. Wal-Mart Stores, Inc. accounted for approximately 14% and 15% of the Company’s total net sales during Q1 2013 and Q1 2012, respectively. No other customer represented greater than 10% of the Company’s total net sales for Q1 2013 or Q1 2012.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining agreement covering approximately .4% of the Company’s employees expired during 2012 and the Company entered into a new agreement during 2012. One collective bargaining agreement covering approximately .3% of the Company’s employees expired during Q1 2013 and the Company entered into a new agreement in Q1 2013. One collective bargaining agreement covering approximately .4% of the Company’s employees will expire in the fourth quarter of 2013.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
In Thousands	2013	2012
Accounts receivable, trade, net	$(7,899)	$(18,412)
Accounts receivable from The Coca-Cola Company	(5,283)	(12,767)
Accounts receivable, other	1,256	3,510
Inventories	(8,174)	(9,737)
Prepaid expenses and other current assets	992	396
Accounts payable, trade	9,633	9,781
Accounts payable to The Coca-Cola Company	12,159	8,229
Other accrued liabilities	(14,845)	4,695
Accrued compensation	(20,271)	(16,090)
Accrued interest payable	5,239	7,014

Decrease in current assets less current liabilities	$(27,193)	$(23,381)

Non-cash activity

Additions to property, plant and equipment of $3.2 million and $1.8 million have been accrued but not paid and are recorded in accounts payable, trade as of March 31, 2013 and April 1, 2012, respectively.

24. New Accounting Pronouncements

Recently Adopted Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that is intended to enhance current disclosures on offsetting financial assets and liabilities. The new guidance requires an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new guidance are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued new guidance which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income. The new guidance requires a company to report the effect of significant reclassifications from accumulated other comprehensive income to the respective line items in net income or cross-reference to other disclosures for items not reclassified entirely to net income. The new guidance was effective for annual and interim periods beginning after December 15, 2012. The new guidance expands disclosure of other comprehensive income but does not change the manner in which items of other comprehensive income are accounted or the way in which net income or other comprehensive income is reported in the financial statements. The Company elected to report this information within the notes to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revision of Prior Period Financial Statements

During the fourth quarter of 2012, Coca-Cola Bottling Co. Consolidated (“the Company”) identified an error in the treatment of a certain prior year deferred tax asset in the Consolidated Balance Sheets. This resulted in an understatement of the net noncurrent deferred income tax liability and an overstatement of retained earnings, and therefore equity, for each of the impacted periods. This error affected the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as presented in each of the quarters of 2012. The Company has revised prior period financial statements to correct this immaterial error. Refer to Note 1 Significant Accounting Policies – Revision of Prior Financial Statements for further details. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows for any of these periods. The discussion and analysis included herein is based on the financial results (and revised Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity) for the periods ended March 31, 2013, December 30, 2012 and April 1, 2012.

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

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the first quarter of 2013 (“Q1 2013”) and changes from the first quarter of 2012 (“Q1 2012”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q1 2013 compared to Q1 2012.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q1 2013 compared to year-end 2012 and the end of Q1 2012 as presented in the consolidated financial statements.

•

Liquidity and Capital Resources – an analysis of capital resources, cash sources and uses, operating activities, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). The noncontrolling interest primarily consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

The Company announced on April 16, 2013 that it has signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory. The letter of intent provides additional distribution rights for the Company in parts of Tennessee and Kentucky which include major markets, Knoxville, TN and Lexington and Louisville, KY. Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company, currently serves this territory. The proposed transaction for acquiring distribution rights to the expanded territory would be accomplished by a sub-bottling arrangement with CCR under which the Company would make ongoing payments to CCR in exchange for the exclusive distribution rights in the territory. CCR would also transfer its rights in the territory to distribute brands not owned by The Coca-Cola Company to the Company as part of the transaction. In addition to territory rights, the Company would also acquire distribution assets and certain working capital from CCR relating to the expanded territory. The Company would not acquire any production assets from CCR. The new territory will be covered by a new form of comprehensive beverage agreement between the parties. This proposed transaction with The Coca-Cola Company is subject to the parties reaching definitive agreements by the end of 2013 with closing of the transaction expected during the latter part of 2014. There is no assurance, however, that the definitive agreements will be reached and the closing of the proposed transaction will occur.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages, including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had full year net sales of $1.6 billion in 2012.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 83% of the Company’s Q1 2013 bottle/can net sales.

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

The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2013, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

Net sales by product category were as follows:

	First Quarter
In Thousands	2013	2012
Bottle/can sales:
Sparkling beverages (including energy products)	$254,473	$256,717
Still beverages	52,623	50,904

Total bottle/can sales	307,096	307,621
Other sales:
Sales to other Coca-Cola bottlers	40,128	33,465
Post-mix and other	36,327	36,099

Total other sales	76,455	69,564

Total net sales	$383,551	$377,185

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

The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink, and Fuel in a Bottle power shots. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that may include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusively licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $48.6 million in both Q1 2013 and Q1 2012. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years, reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q1 2013

•	a $.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program.

•	a $1.2 million gain on the sale of a distribution facility that was no longer used.

•	a $.4 million decrease to income tax expense related to the American Taxpayer Relief Act.

Q1 2012

•	a $.7 million additional income tax expense to increase the valuation allowance for certain deferred tax assets of the Company.

The following overview provides a summary of key information concerning the Company’s financial results for Q1 2013 compared to Q1 2012.

	First Quarter		Change	%
In Thousands (Except Per Share Data)	2013	2012		Change
Net sales	$383,551	$377,185	$6,366	1.7
Cost of sales	229,852	221,591	8,261	3.7
Gross margin	153,699	155,594	(1,895)	(1.2)
S,D&A expenses	138,211	136,961	1,250	.9
Income from operations	15,488	18,633	(3,145)	(16.9)
Interest expense, net	7,379	9,071	(1,692)	(18.7)
Income before taxes	8,109	9,562	(1,453)	(15.2)
Income tax expense	2,440	4,467	(2,027)	(45.4)
Net income	5,669	5,095	574	11.3
Net income attributable to the Company	4,862	4,565	297	6.5

Basic net income per share:
Common Stock	$.53	$.50	$.03	6.0
Class B Common Stock	$.53	$.50	$.03	6.0

Diluted net income per share:
Common Stock	$.52	$.49	$.03	6.1
Class B Common Stock	$.52	$.49	$.03	6.1

The Company’s net sales increased 1.7% in Q1 2013 compared to Q1 2012. The increase in net sales in Q1 2013 compared to Q1 2012 was primarily due to a 22.7% increase in sales volume to other Coca-Cola bottlers and a 1.8% increase in bottle/can sales price per unit partially offset by a 2.0% decrease in bottle/can volume to retail customers. The increase in sales volume to other Coca-Cola bottlers was primarily due to an increase in sales volume of sparkling beverages. The 1.8% increase in bottle/can sales price per unit was primarily due to an increase in sales price per unit in all sparkling beverages except energy products. The 2.0% decrease in bottle/can volume to retail customers was primarily due to a volume decrease in all beverage categories except bottled water.

Gross margin dollars decreased 1.2% in Q1 2013 compared to Q1 2012. The Company’s gross margin percentage decreased to 40.1% in Q1 2013 from 41.3% in Q1 2012. The decrease in gross margin percentage in Q1 2013 compared to Q1 2012 was primarily due to higher sales volume to other Coca-Cola bottlers which has lower gross margin than bottle/can sales, an increase in raw material costs and an increase in purchases of finished products partially offset by higher bottle/can sales price per unit.

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the costs of some of the underlying commodities related to these inputs, particularly corn, will continue to face upward pressure and gross margins on all categories of products will be lower throughout the remainder of 2013 compared to 2012, unless rising commodity costs can be offset with price increases.

S,D&A expenses increased .9% in Q1 2013 from Q1 2012. The increase in S,D&A expenses in Q1 2013 from Q1 2012 was attributable primarily to an increase in employee salaries including bonuses and incentives and an increase in software amortization partially offset by a decrease in depreciation and amortization of property, plant and equipment and the gain on the sale of a distribution facility that was no longer in use.

Net interest expense decreased 18.7% in Q1 2013 compared to Q1 2012. The decrease was primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.7% during Q1 2013 from 6.1% during Q1 2012.

Income tax expense decreased 45.4% in Q1 2013 as compared to Q1 2012. The decrease to income tax expense was primarily due to a reduction of $.4 million associated with the American Taxpayer Relief Act enacted on January 2, 2013, a lower adjustment to the valuation allowance in Q1 2013 of $.1 million as compared to $.7 million in Q1 2012, and lower income before taxes for Q1 2013 as compared to Q1 2012.

Net debt and capital lease obligations were summarized as follows:

In Thousands	Mar. 31, 2013	Dec. 30, 2012	Apr. 1, 2012
Debt	$458,430	$423,386	$523,260
Capital lease obligations	68,306	69,581	73,012

Total debt and capital lease obligations	526,736	492,967	596,272
Less: Cash and cash equivalents	11,890	10,399	57,649

Total net debt and capital lease obligations (1)	$514,846	$482,568	$538,623

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

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 30, 2012 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any critical accounting policies during Q1 2013. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that is intended to enhance current disclosures on offsetting financial assets and liabilities. The new guidance requires an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new guidance are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued new guidance which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income. The new guidance requires a company to report the effect of significant reclassifications from accumulated other comprehensive income to the respective line items in net income or cross-reference to other disclosures for items not reclassified entirely to net income. The new guidance was effective for annual and interim periods beginning after December 15, 2012. The new guidance expands disclosure of other comprehensive income but does not change the manner in which items of other comprehensive income are accounted or the way in which net income or other comprehensive income is reported in the financial statements. The Company elected to report this information within the notes to the consolidated financial statements.

Results of Operations

Q1 2013 Compared to Q1 2012

Net Sales

Net sales increased $6.4 million, or 1.7%, to $383.6 million in Q1 2013 compared to $377.2 million in Q1 2012.

The increase in net sales for Q1 2013 compared to Q1 2012 was principally attributable to the following:

Q1 2013	Attributable to:
(In Millions)
$7.6	22.7% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling beverages
(6.1)	2.0% decrease in bottle/can volume to retail customers primarily due to a volume decrease in all beverages except bottled water
5.5	1.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
1.5	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.9)	2.3% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to a decrease in sales price per unit in sparkling beverages
(0.8)	4.0% decrease in post-mix sales volume
0.3	1.8% increase in post-mix sales price per unit
(0.7)	Other

$6.4	Total increase in net sales

In Q1 2013, the Company’s bottle/can sales to retail customers accounted for 80.1% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q1 2013 and Q1 2012 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2013	Q1 2012	% Increase (Decrease)
Sparkling beverages (including energy products)	83.5%	84.7%	(3.3)
Still beverages	16.5%	15.3%	5.6

Total bottle/can sales volume	100.0%	100.0%	(2.0)

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During Q1 2013 and Q1 2012, approximately 69% and 68% of the Company’s bottle/can volume was sold for future consumption, respectively, while the remaining bottle/can volume of approximately 31% and 32% was sold for immediate consumption, respectively. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 20% and approximately 22% of the Company’s total bottle/can volume during Q1 2013 and Q1 2012, respectively. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 8% and approximately 9% of the Company’s total bottle/can volume during Q1 2013 and Q1 2012, respectively. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $1.5 million and $1.7 million in Q1 2013 and Q1 2012, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 3.7%, or $8.3 million, to $229.9 million in Q1 2013 compared to $221.6 million in Q1 2012.

The increase in cost of sales for Q1 2013 compared to Q1 2012 was principally attributable to the following:

Q1 2013	Attributable to:
(In Millions)
$7.4	22.7% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling beverages
(3.6)	2.0% decrease in bottle/can volume to retail customers primarily due to a volume decrease in all beverages except bottled water
2.9	Increase in raw material costs and increased purchases of finished products
1.0	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.6	Increase in cost due to the Company’s commodity hedging program including the mark-to-market adjustment, settlement and premium amortization
(0.6)	4.0% decrease in post-mix sales volume
0.4	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.2	Other

$8.3	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the costs of some of the underlying commodities related to these inputs, particularly corn, will continue to face upward pressure and gross margins on all categories of products will be lower throughout the remainder of 2013 compared to 2012, unless rising commodity costs can be offset with price increases.

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

The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and other beverage companies that supply concentrates, syrups and finished products to the Company make substantial marketing and advertising expenditures to promote sales in the local territories served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing funding support, it is not obligated to do so under the Company’s Beverage Agreements. Significant decreases in marketing funding support from The Coca-Cola Company or other beverage companies could adversely impact operating results of the Company in the future.

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $12.0 million for Q1 2013 compared to $12.4 million for Q1 2012.

Gross Margin

Gross margin dollars decreased 1.2%, or $1.9 million, to $153.7 million in Q1 2013 compared to $155.6 million in Q1 2012. Gross margin as a percentage of net sales decreased to 40.1% for Q1 2013 from 41.3% for Q1 2012.

The decrease in gross margin dollars for Q1 2013 compared to Q1 2012 was principally attributable to the following:

Q1 2013	Attributable to:
(In Millions)
$5.5	1.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
(2.9)	Increase in raw material costs and increased purchases of finished products
(2.5)	2.0% decrease in bottle/can volume to retail customers primarily due to a volume decrease in all beverages except bottled water
(0.9)	2.3% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to a decrease in sales price per unit in sparkling beverages
(0.6)	Increase in cost due to the Company’s commodity hedging program including the mark-to-market adjustment, settlement and premium amortization
0.5	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.4)	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.3	1.8% increase in post-mix sales price per unit
0.2	22.7% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling beverages
(0.2)	4.0% decrease in post-mix sales volume
(0.9)	Other

$(1.9)	Total decrease in gross margin

The decrease in gross margin percentage in Q1 2013 compared to Q1 2012 was primarily due to higher sales volume to other Coca-Cola bottlers which has lower gross margin than bottle/can sales, an increase in raw material costs and an increase in purchases of finished products partially offset by higher bottle/can sales price per unit.

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

S,D&A expenses increased by $1.2 million, or .9%, to $138.2 million in Q1 2013 from $137.0 million in Q1 2012. S,D&A expenses as a percentage of net sales decreased to 36.0% in Q1 2013 from 36.3% in Q1 2012.

The increase in S,D&A expenses for Q1 2013 compared to Q1 2012 was principally attributable to the following:

Q1 2013	Attributable to:
(In Millions)
$2.2	Increase in employee salaries including bonus and incentives due to normal salary increases and additional personnel
(1.1)	(Gain)/loss on sale of property, plant and equipment, primarily from the sale of a distribution facility that was no longer used
(0.8)	Decrease in depreciation and amortization of property, plant and equipment primarily due to the change in the useful lives of certain vending equipment
0.4	Increase in software amortization (continued investment in technology)
0.5	Other

$1.2	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $48.6 million in both Q1 2013 and Q1 2012.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $.5 million to $.3 million in Q1 2013 from $.8 million in Q1 2012.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not part of collective bargaining agreements. During Q1 2012, the Company changed the Company’s 401(k) Savings Plan matching contribution from fixed to discretionary, maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during 2012. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2012. The Company made this contribution for 2012 in Q1 2013. The total costs recorded in S,D&A expenses for this benefit in Q1 2013 and Q1 2012 were $1.7 million and $1.9 million, respectively. The Company used its best estimate of the 5% matching contribution for these periods.

Interest Expense

Net interest expense decreased 18.7% in Q1 2013 compared to Q1 2012. The decrease was primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.7% during Q1 2013 from 6.1% during Q1 2012.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2013 and Q1 2012 was 30.1% and 46.7%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q1 2013 and Q1 2012 was 33.4% and 49.5%, respectively. The decrease in the effective tax rate for Q1 2013 resulted primarily from certain favorable tax provisions associated with the American Taxpayer Relief Act enacted on January 2, 2013, a reduced impact to the change in the valuation allowance as well as lower pre-tax earnings.

In Q1 2013 and Q1 2012, the Company increased its valuation allowance by $.1 million and $.7 million, respectively. The net effect of both adjustments was an increase to income tax expense due primarily to the Company’s assessment of its ability to use certain net operating loss carryforwards.

The Company’s effective tax rate for the remainder of 2013 is dependent upon the results of operations and may change if the results in 2013 are different from current expectations.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $.8 million in Q1 2013 compared to $.5 million in Q1 2012 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.30 billion at March 31, 2013, from $1.28 billion at December 30, 2012 primarily due to increases in accounts receivables and inventories offset by a decrease in property, plant and equipment, net.

Net working capital, defined as current assets less current liabilities, increased by $40.5 million to $65.5 million at March 31, 2013 from December 30, 2012 and increased by $54.8 million at March 31, 2013 from April 1, 2012.

Significant changes in net working capital from December 30, 2012 were as follows:

•	An increase in accounts receivable, trade of $7.9 million primarily due to normal seasonal increase in sales.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $5.3 million and $12.2 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $8.2 million primarily due to normal seasonal increase in sales.

•	A decrease in other accrued liabilities of $14.8 million primarily due to a decrease in the accrual for employee benefits and the timing of payments.

•	A decrease in accrued compensation of $21.0 million primarily due to the payment of bonuses in March 2013.

•	An increase in accrued interest payable of $5.2 million primarily due to the timing of payments.

Significant changes in net working capital from April 1, 2012 were as follows:

•	A decrease in cash and cash equivalents of $45.8 million primarily due to the repayment of senior notes in November 2012.

•

A decrease in current portion of long-term debt of $100.0 million due to the repayment of $150 million of senior notes that matured in November 2012. At April 1, 2012, $120 million of the $150 million Senior Notes due 2012 was classified as current as this was the expected amount to be paid from available cash plus amounts borrowed from an uncommitted line of credit. The remaining $30 million of senior notes due in 2012 was expected to be paid from amounts to be borrowed on the Company’s $200 million five-year unsecured revolving credit facility (“$200 million facility”).

•	A decrease in accounts receivable, trade of $12.5 million primarily due to the timing of payments by the Company’s customers to the Company.

•	A decrease in other accrued liabilities of $12.6 million primarily due to the timing of payments and a decrease in accrued marketing funding.

Debt and capital lease obligations were $526.7 million as of March 31, 2013 compared to $493.0 million as of December 30, 2012 and $596.3 million as of April 1, 2012. Debt and capital lease obligations as of March 31, 2013 included $68.3 million of capital lease obligations related primarily to Company facilities.

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

As of March 31, 2013, the Company had $135 million available under the $200 million five-year unsecured revolving credit facility (“$200 million facility”) to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the $200 million facility have the ability to and will meet any funding requests from the Company.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank.

In November 2012, the Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of senior notes. The Company classified $30 million of these senior notes as long-term at April 1, 2012 which represented the portion of the series of maturing senior notes that the Company expected at such time to repay from borrowings under the $200 million facility.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of March 31, 2013, $373.4 million of the Company’s total outstanding balance of debt and capital lease obligations of $526.7 million was financed through publicly offered debt. The Company had capital lease obligations of $68.3 million as of March 31, 2013. As of March 31, 2013, the Company had $65.0 million outstanding under the $200 million facility and $20.0 million outstanding under the Company’s uncommitted line of credit.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities and available credit facilities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and pension payments.

A summary of activity for Q1 2013 and Q1 2012 follows:

	First Quarter
In Millions	2013	2012
Cash Sources
Proceeds from $200 million facility	$45.0	$—
Proceeds from the reduction of restricted cash	—	3.0
Proceeds from the sale of property, plant and equipment	4.3	.1

Total cash sources	$49.3	$3.1

Cash Uses
Cash used in operating activities (excluding income tax and pension payments)	$12.9	$4.3
Capital expenditures	20.4	14.4
Payment on $200 million facility	10.0	—
Payment on capital lease obligations	1.3	1.0
Dividends	2.3	2.3
Income tax payments	.9	.4
Contributions to pension plans	—	13.7
Other	—	.1

Total cash uses	$47.8	$36.2

Increase (decrease) in cash	$1.5	$(33.1)

Operating Activities

During Q1 2013, cash flow used in operating activities decreased by $4.6 million compared to Q1 2012. The decrease in cash flow used in operating activities was primarily due to $13.7 million in pension payments made in Q1 2012 compared to no pension payments in Q1 2013 and net changes in accounts receivable from/due to The Coca-Cola Company of $11.4 million ($6.9 million provided by operating activities in Q1 2013 compared to $4.5 million used in Q1 2012). These decreases in cash flow used in operating activities were offset by a $14.8 million decrease in other accrued liabilities for Q1 2013 compared to a $4.7 million increase in Q1 2012.

Investing Activities

Additions to property, plant and equipment during Q1 2013 were $9.2 million of which $3.2 million were accrued in accounts payable, trade as unpaid. This compared to $10.5 million in total additions to property, plant and equipment during Q1 2012 of which $1.8 million were accrued in accounts payable, trade as unpaid. Capital expenditures during Q1 2013 were funded with cash flows from operations and available credit facilities. The Company anticipates total additions to property, plant and equipment in fiscal year 2013 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of March 31, 2013, the Company had $135 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company. On March 31, 2013 and December 30, 2012, the Company had $65.0 million and $30.0 million, respectively, of outstanding borrowings on the $200 million facility. On April 1, 2012, the Company had no outstanding borrowings on the $200 million facility.

During Q1 2013, the Company’s net borrowings under its $200 million facility increased $35 million to fund seasonal working capital requirements and capital expenditures. During Q1 2012, the Company used cash on hand to fund working capital requirements and capital expenditures. As discussed below, the Company used a combination of cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of maturing senior notes in November 2012.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days,

30 days, 60 days or 90 days at the discretion of the participating bank. On both March 31, 2013 and December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit. On April 1, 2012, the Company had no outstanding borrowings under the uncommitted line of credit.

In November 2012, the Company used a combination of available cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of maturing senior notes. The Company classified $30 million of these senior notes at April 1, 2012 as long-term, which amount represented the portion of the maturing senior notes that the Company paid using borrowings under the $200 million facility. The Company’s next maturity of outstanding long-term debt is the $100 million Senior Notes due April 2015.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into seven capital leases.

At March 31, 2013, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company’s credit ratings, which the Company is disclosing to enhance understanding of the Company’s sources of liquidity and the effect of the Company’s rating on the Company’s cost of funds, are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings from the prior year and the credit ratings are currently stable.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $38.3 million of debt for these entities as of March 31, 2013. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of March 31, 2013, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $74.1 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of March 31, 2013:

	Payments Due by Period
In Thousands	Total	Apr. 2013- Mar. 2014	Apr. 2014- Mar. 2016	Apr. 2016- Mar. 2018	After Mar. 2018
Contractual obligations:
Total debt, net of interest	$458,430	$20,000	$100,000	$229,757	$108,673
Capital lease obligations, net of interest	68,306	5,352	12,184	14,487	36,283
Estimated interest on long-term debt and capital lease obligations (1)	108,389	26,289	44,993	23,132	13,975
Purchase obligations (2)	109,579	93,925	15,654	—	—
Other long-term liabilities (3)	123,523	10,142	16,327	12,914	84,140
Operating leases	39,501	6,132	9,506	6,308	17,555
Long-term contractual arrangements (4)	34,879	9,351	13,573	5,758	6,197
Postretirement obligations (5)	70,510	3,658	6,046	7,210	53,596
Purchase orders (6)	47,111	47,111	—	—	—

Total contractual obligations	$1,060,228	$221,960	$218,283	$299,566	$320,419

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plans is excluded as the timing and/or the amount of any cash payment is uncertain.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $5.6 million of uncertain tax positions including accrued interest, as of March 31, 2013 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $3.2 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of March 31, 2013, the Company has $20.8 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company did not make contributions to the Company-sponsored pension plans in Q1 2013. Based on information currently available, the Company anticipates cash contributions during the remainder of 2013 will be between approximately $1 million and approximately $5 million. Postretirement medical care payments are expected to be approximately $3 million in 2013. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

Interest Rate Hedging

Interest expense was reduced due to the amortization of deferred gains on previously terminated interest rate swap agreements and forward interest rate agreements by $.1 million and $.3 million during Q1 2013 and Q1 2012, respectively.

As of March 31, 2013, December 30, 2012 and April 1, 2012, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.6%, 5.9% and 6.1%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.7% in Q1 2013 from 6.1% in Q1 2012. As of March 31, 2013, $85.0 million of the Company’s debt and capital lease obligations of $526.7 million was maintained on a floating rate basis or was subject to changes in short-term interest rates.

Commodity Hedging

The Company entered into derivative instruments to hedge certain commodity purchases for 2013. The Company pays fees for these instruments which are amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The net impact of the commodity hedges was to increase the cost of sales by $.6 million in Q1 2013.

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $1 million and $5 million the remainder of 2013;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2013;

•	the Company’s belief that cash requirements for income taxes will be in the range of $15 million to $22 million for the remainder of 2013;

•	the Company’s expectation that additions to property, plant and equipment in 2013 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $22 million assuming no change in volume;

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

•

the Company’s expectations that raw material costs will rise significantly in 2013 and that gross margins will be lower throughout the remainder of 2013 compared to 2012, if these costs cannot be offset with price increases, and;

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of March 31, 2013.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part I. Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 30, 2012.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of March 31, 2013. As of March 31, 2013, $85.0 million of the Company’s debt and capital lease obligations of $526.7 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of March 31, 2013, interest expense for the next twelve months would increase by approximately $.9 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

Raw Material and Commodity Price Risk

The Company is also subject to commodity price risk arising from price movements for certain commodities included as part of its raw materials. The Company manages this commodity price risk in some cases by entering into contracts with adjustable prices. The Company periodically uses derivative commodity instruments in the management of this risk. The Company estimates that a 10% increase in the market prices of these commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $22 million assuming no change in volume.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended March 31, 2013:

Period	Number of Shares Purchased (1)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 31, 2012 through January 27, 2013	—	—	—	—
January 28, 2013 through February 24, 2013	—	—	—	—
February 25, 2013 through March 31, 2013	19,880	$64.52	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of 40,000 shares of restricted Class B Common Stock issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2012.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Financial statement from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended March 31, 2013, filed on May 10, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 10, 2013	By:	/s/ James E. Harris
James E. Harris Principal Financial Officer of the Registrant and Senior Vice President, Shared Services and Chief Financial Officer

Date: May 10, 2013	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Vice President of Operations Finance and Chief Accounting Officer