Form 10-Q
period 2013-06-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2013-08-09
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,108,962

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2013	2012	2013	2012
Net sales	$428,979	$430,693	$812,530	$807,878
Cost of sales	258,664	257,280	488,516	478,871

Gross margin	170,315	173,413	324,014	329,007
Selling, delivery and administrative expenses	143,416	144,864	281,627	281,825

Income from operations	26,899	28,549	42,387	47,182
Interest expense, net	7,409	9,079	14,788	18,150

Income before income taxes	19,490	19,470	27,599	29,032
Income tax expense	7,354	7,570	9,794	12,037

Net income	12,136	11,900	17,805	16,995
Less: Net income attributable to noncontrolling interest	907	1,153	1,714	1,683

Net income attributable to Coca-Cola Bottling Co. Consolidated	$11,229	$10,747	$16,091	$15,312

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.21	$1.16	$1.74	$1.66

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.21	$1.16	$1.74	$1.66

Weighted average number of Class B Common Stock shares outstanding	2,109	2,089	2,102	2,081

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.21	$1.16	$1.73	$1.65

Weighted average number of Common Stock shares outstanding – assuming dilution	9,290	9,270	9,283	9,262

Class B Common Stock	$1.21	$1.16	$1.73	$1.65

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,149	2,129	2,142	2,121

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	Second Quarter		First Half
	2013	2012	2013	2012
Net income	$12,136	$11,900	$17,805	$16,995

Other comprehensive income, net of tax:
Foreign currency translation adjustment	0	1	1	0
Defined benefit plans reclassification included in pension costs:
Actuarial loss	509	421	1,019	841
Prior service costs	3	3	5	6
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	426	371	851	743
Prior service costs	(230)	(229)	(460)	(459)

Other comprehensive income, net of tax	708	567	1,416	1,131

Comprehensive income	12,844	12,467	19,221	18,126
Less: Comprehensive income attributable to noncontrolling interest	907	1,153	1,714	1,683

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$11,937	$11,314	$17,507	$16,443

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	June 30, 2013	Dec. 30, 2012	July 1, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$25,725	$10,399	$78,328
Accounts receivable, trade, less allowance for doubtful accounts of $1,667, $1,490 and $1,543, respectively	121,296	103,524	120,706
Accounts receivable from The Coca-Cola Company	25,114	15,521	23,899
Accounts receivable, other	12,379	12,876	11,639
Inventories	75,353	65,924	76,776
Prepaid expenses and other current assets	31,101	33,068	31,875

Total current assets	290,968	241,312	343,223

Property, plant and equipment, net	298,257	307,467	294,807
Leased property under capital leases, net	51,243	54,150	57,052
Other assets	61,172	53,801	54,794
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	3,847	4,023	4,231

Total assets	$1,328,208	$1,283,474	$1,376,828

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	June 30, 2013	Dec. 30, 2012	July 1, 2012
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$20,000	$20,000	$120,000
Current portion of obligations under capital leases	5,612	5,230	4,975
Accounts payable, trade	49,240	51,651	43,039
Accounts payable to The Coca-Cola Company	49,876	27,830	49,128
Other accrued liabilities	72,162	75,113	78,783
Accrued compensation	18,644	32,428	20,460
Accrued interest payable	3,998	4,060	5,107

Total current liabilities	219,532	216,312	321,492

Deferred income taxes	140,085	140,965	143,267
Pension and postretirement benefit obligations	139,155	140,719	122,254
Other liabilities	123,773	118,303	115,143
Obligations under capital leases	61,851	64,351	67,027
Long-term debt	428,475	403,386	403,301

Total liabilities	1,112,871	1,084,036	1,172,484

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,737,076, 2,716,956 and 2,716,956 shares, respectively	2,735	2,715	2,715
Capital in excess of par value	108,959	107,681	107,600
Retained earnings	181,910	170,439	163,148
Accumulated other comprehensive loss	(93,110)	(94,526)	(79,689)

	210,698	196,513	203,978

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	149,444	135,259	142,724
Noncontrolling interest	65,893	64,179	61,620

Total equity	215,337	199,438	204,344

Total liabilities and equity	$1,328,208	$1,283,474	$1,376,828

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$152,446	$(80,820)	$(61,254)	$129,470	$59,937	$189,407
Net income				15,312			15,312	1,683	16,995
Other comprehensive income, net of tax					1,131		1,131		1,131
Cash dividends paid Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,039)			(1,039)		(1,039)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421

Balance on July 1, 2012	$10,204	$2,715	$107,600	$163,148	$(79,689)	$(61,254)	$142,724	$61,620	$204,344

Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438
Net income				16,091			16,091	1,714	17,805
Other comprehensive income, net of tax					1,416		1,416		1,416
Cash dividends paid
Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,049)			(1,049)		(1,049)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298

Balance on June 30, 2013	$10,204	$2,735	$108,959	$181,910	$(93,110)	$(61,254)	$149,444	$65,893	$215,337

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Half
	2013	2012
Cash Flows from Operating Activities
Net income	$17,805	$16,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	28,889	30,841
Amortization of intangibles	166	208
Deferred income taxes	576	2,196
(Gain)/loss on sale of property, plant and equipment	(763)	392
Amortization of debt costs	971	1,154
Amortization of deferred gain related to terminated interest rate agreements	(273)	(615)
Stock compensation expense	1,223	1,286
Increase in current assets less current liabilities	(19,542)	(14,679)
Increase in other noncurrent assets	(4,890)	(5,280)
Increase (decrease) in other noncurrent liabilities	872	(16,336)
Other	15	0

Total adjustments	7,244	(833)

Net cash provided by operating activities	25,049	16,162

Cash Flows from Investing Activities
Additions to property, plant and equipment	(33,140)	(24,817)
Proceeds from the sale of property, plant and equipment	5,669	153
Change in restricted cash	0	3,000

Net cash used in investing activities	(27,471)	(21,664)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	55,000	0
Payment on revolving credit facility	(30,000)	0
Cash dividends paid	(4,620)	(4,610)
Principal payments on capital lease obligations	(2,572)	(2,260)
Other	(60)	(58)

Net cash provided by (used in) financing activities	17,748	(6,928)

Net increase (decrease) in cash	15,326	(12,430)
Cash at beginning of period	10,399	90,758

Cash at end of period	$25,725	$78,328

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,298	$1,421
Capital lease obligations incurred	455	209

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

	First Half Ended July 1, 2012
In Thousands	As Previously Reported		Adjustment	As Revised
Deferred income taxes	$141,436		$1,831	$143,267
Total liabilities	1,170,653	(1)	1,831	1,172,484
Retained earnings	164,979		(1,831)	163,148
Total equity of Coca-Cola Bottling Co. Consolidated	144,555		(1,831)	142,724
Total equity	206,175		(1,831)	204,344

(1)	Certain prior year amounts have been reclassified to conform to current classifications.

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

Noncontrolling interest as of June 30, 2013, December 30, 2012 and July 1, 2012 primarily represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories

Inventories were summarized as follows:

In Thousands	June 30, 2013	Dec. 30, 2012	July 1, 2012
Finished products	$46,019	$36,445	$45,958
Manufacturing materials	10,397	11,019	11,285
Plastic shells, plastic pallets and other inventories	18,937	18,460	19,533

Total inventories	$75,353	$65,924	$76,776

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	June 30, 2013	Dec. 30, 2012	July 1, 2012	Estimated Useful Lives
Land	$12,394	$12,442	$12,537
Buildings	114,852	118,556	118,713	8-50 years
Machinery and equipment	142,696	140,963	134,486	5-20 years
Transportation equipment	159,695	163,586	157,092	4-20 years
Furniture and fixtures	42,897	41,580	39,622	3-10 years
Cold drink dispensing equipment	317,747	314,863	310,342	5-17 years
Leasehold and land improvements	72,356	71,956	76,214	5-20 years
Software for internal use	76,496	74,907	72,434	3-10 years
Construction in progress	8,129	8,264	2,497

Total property, plant and equipment, at cost	947,262	947,117	923,937
Less: Accumulated depreciation and amortization	649,005	639,650	629,130

Property, plant and equipment, net	$298,257	$307,467	$294,807

Depreciation and amortization expense, which includes amortization expense for leased property under capital leases, was $14.3 million and $15.3 million in the second quarter of 2013 (“Q2 2013”) and the second quarter of 2012 (“Q2 2012”), respectively. Depreciation and amortization expense, which includes amortization expense for leased property under capital leases, was $28.9 million and $30.8 million in the first half of 2013 (“YTD 2013”) and the first half of 2012 (“YTD 2012”), respectively.

The Company recognized a $1.2 million gain during the first quarter of 2013 on the sale of a distribution facility that was no longer in use. The gain on the sale of this property, plant and equipment was recorded in selling, delivery and administrative (S,D&A) expenses.

The Company changed the useful lives of certain cold drink dispensing equipment in the first quarter of 2013 to reflect the estimated remaining useful lives. The change in useful lives reduced depreciation expense in Q2 2013 and YTD 2013 by $0.5 million ($0.03 per basic and diluted Common Stock; $0.03 per basic and diluted Class B Common Stock) and $0.9 million ($0.06 per basic and diluted Common Stock; $0.06 per basic and diluted Class B Common Stock), respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	June 30, 2013	Dec. 30, 2012	July 1, 2012	Estimated Useful Lives
Leased property under capital leases	$94,174	$94,180	$94,180	3-20 years
Less: Accumulated amortization	42,931	40,030	37,128

Leased property under capital leases, net	$51,243	$54,150	$57,052

As of June 30, 2013, real estate represented $51.1 million of the leased property under capital leases, net and $34.4 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.

The Company’s outstanding obligations for capital leases were $67.5 million, $69.6 million and $72.0 million as of June 30, 2013, December 30, 2012 and July 1, 2012, respectively.

7. Franchise Rights and Goodwill

There were no changes in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2013, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	June 30, 2013	Dec. 30, 2012	July 1, 2012	Estimated Useful Lives
Other identifiable intangible assets	$8,547	$8,557	$8,557	20 years
Less: Accumulated amortization	4,700	4,534	4,326

Other identifiable intangible assets, net	$3,847	$4,023	$4,231

Other identifiable intangible assets primarily represent customer relationships and distribution rights and are amortized on a straight line basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	June 30, 2013	Dec. 30, 2012	July 1, 2012
Accrued marketing costs	$12,932	$12,506	$14,546
Accrued insurance costs	21,390	21,458	19,589
Accrued taxes (other than income taxes)	3,021	1,910	2,955
Accrued income taxes	0	0	5,000
Employee benefit plan accruals	14,119	16,988	14,092
Checks and transfers yet to be presented for payment from zero balance cash accounts	11,464	11,962	13,821
All other accrued liabilities	9,236	10,289	8,780

Total other accrued liabilities	$72,162	$75,113	$78,783

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	June 30, 2013	Dec. 30, 2012	July 1, 2012
Revolving credit facility	2016	Variable	Varies	$55,000	$30,000	$0
Line of credit	2013	Variable	Varies	20,000	20,000	0
Senior Notes	2012	5.00%	Semi-annually	0	0	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,282)	(1,371)	(1,456)

				448,475	423,386	523,301
Less: Current portion of debt				20,000	20,000	120,000

Long-term debt				$428,475	$403,386	$403,301

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On September 21, 2011, the Company entered into a $200 million five-year unsecured revolving credit agreement (“$200 million facility”) replacing the Company’s previous $200 million five-year unsecured revolving credit facility. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On June 30, 2013, the Company had $55.0 million of outstanding borrowings on the $200 million facility and had $145 million available to meet its cash requirements. On December 30, 2012, the Company had $30.0 million of outstanding borrowings on the $200 million facility. On July 1, 2012, the Company had no outstanding borrowings on the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On both June 30, 2013 and December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit at a weighted average interest rate of .94%. On July 1, 2012, the Company had no outstanding borrowings under the uncommitted line of credit.

The Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of the Company’s senior notes that matured in November 2012.

As of June 30, 2013, December 30, 2012 and July 1, 2012, the Company had a weighted average interest rate of 5.7%, 5.9% and 6.1%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.7% for YTD 2013 compared to 6.1% for YTD 2012. As of June 30, 2013, $75.0 million of the Company’s debt and capital lease obligations of $515.9 million were subject to changes in short-term interest rates.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

Interest

The Company uses derivatives from time to time to partially manage the Company’s exposure to changes in interest rates on outstanding debt instruments.

The Company had no interest rate derivative contracts outstanding at June 30, 2013, December 30, 2012 and July 1, 2012.

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

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The Company did not have any offsetting derivative transactions with its counterparties on December 30, 2012. Accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheet at December 30, 2012. The Company did not have any outstanding derivative transactions at June 30, 2013 or July 1, 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

The following summarizes Q2 2013 and Q2 2012 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such changes in the consolidated statements of operations.

		Second Quarter
In Thousands	Classification of Gain (Loss)	2013	2012
Commodity hedges	Cost of sales	$(10)	$0

Total		$(10)	$0

The following summarizes YTD 2013 and YTD 2012 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such changes in the consolidated statements of operations.

		First Half
In Thousands	Classification of Gain (Loss)	2013	2012
Commodity hedges	Cost of sales	$(500)	$0

Total		$(500)	$0

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	June 30, 2013	Dec. 30, 2012	July 1, 2012
Commodity hedges at fair market value	Prepaid expenses and other current assets	$0	$500	$0
Unamortized cost of commodity hedging agreements	Prepaid expenses and other current assets	0	562	0

Total		$0	$1,062	$0

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

Non-Public Variable Rate Debt

The carrying amounts of the Company’s variable rate borrowings approximate their fair values due to variable interest rates with short reset periods.

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

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	June 30, 2013		Dec. 30, 2012		July 1, 2012
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(373,475)	$(415,152)	$(373,386)	$(426,050)	$(523,301)	$(579,386)
Deferred compensation plan assets	14,801	14,801	13,011	13,011	12,164	12,164
Deferred compensation plan liabilities	(14,801)	(14,801)	(13,011)	(13,011)	(12,164)	(12,164)
Commodity hedging agreements	0	0	500	500	0	0
Non-public variable rate debt	(75,000)	(75,000)	(50,000)	(50,000)	0	0

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan and commodity hedging agreements:

	June 30, 2013		Dec. 30, 2012		July 1, 2012
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$14,801		$13,011		$12,164
Commodity hedging agreements		$0		$500		$0
Liabilities
Deferred compensation plan liabilities	14,801		13,011		12,164

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

The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for YTD 2013 and YTD 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	June 30, 2013	Dec. 30, 2012	July 1, 2012
Accruals for executive benefit plans	$103,636	$101,220	$97,634
Other	20,137	17,083	17,509

Total other liabilities	$123,773	$118,303	$115,143

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

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $37.6 million, $35.9 million and $37.8 million as of June 30, 2013, December 30, 2012 and July 1, 2012, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on June 30, 2013 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $46.1 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of June 30, 2013, SAC had total assets of approximately $44 million and total debt of approximately $24 million. SAC had total revenues for YTD 2013 of approximately $91 million. As of June 30, 2013, Southeastern had total assets of approximately $367 million and total debt of approximately $164 million. Southeastern had total revenue for YTD 2013 of approximately $344 million.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On June 30, 2013, these letters of credit totaled $23.1 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009, which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. The requirement to maintain restricted cash for these letters of credit was eliminated in the first quarter of 2012.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of June 30, 2013 amounted to $36.9 million and expire at various dates through 2022.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2013 and YTD 2012 was 35.5% and 41.5%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2013 and YTD 2012 was 37.8% and 44.0%, respectively.

The following table provides a reconciliation of the income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2013	2012
Statutory expense	$9,657	$10,161
State income taxes, net of federal benefit	1,143	1,257
Valuation allowance change	94	774
Noncontrolling interest – Piedmont	(672)	(788)
Manufacturing deduction benefit	(926)	(852)
Meals and entertainment	581	602
Adjustment for uncertain tax positions	391	358
Other, net	(474)	525

Income tax expense	$9,794	$12,037

As of June 30, 2013, the Company had $5.9 million of uncertain tax positions, including accrued interest, of which $3.4 million would affect the Company’s effective tax rate if recognized. As of December 30, 2012, the Company had $5.5 million of uncertain tax positions, including accrued interest, of which $3.0 million would affect the Company’s effective tax rate if recognized. As of July 1, 2012, the Company had $5.1 million of uncertain tax positions, including accrued interest, of which $2.6 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, December 30, 2012, and July 1, 2012, the Company had $.6 million, $.5 million and $.5 million, respectively, of accrued interest related to uncertain tax positions. Income tax expense included interest expense of $.1 million in both YTD 2013 and YTD 2012.

The American Taxpayer Relief Act (“Act”) was signed into law on January 2, 2013. The Act approved a retroactive extension of certain favorable business and energy tax provisions that had expired at the end of 2011 that are applicable to the Company. The Company recorded a reduction to income tax expense totaling $.4 million related to the Act in YTD 2013, which is included in the other, net line of the reconciliation of income tax expense table.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

In YTD 2013 and YTD 2012, the Company increased its valuation allowance by $.1 million and $.8 million, respectively. The net effect of both adjustments was an increase to income tax expense. The increase to the valuation allowance was primarily due to the Company’s assessment of its ability to use certain net operating loss carryforwards.

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

A summary of accumulated other comprehensive loss for Q2 2013 and Q2 2012 is as follows:

In Thousands	March 31, 2013	Pre-tax Activity	Tax Effect	June 30, 2013
Net pension activity:
Actuarial loss	$(75,897)	$838	$(329)	$(75,388)
Prior service costs	(31)	4	(1)	(28)
Net postretirement benefits activity:
Actuarial loss	(22,000)	700	(274)	(21,574)
Prior service costs	4,104	(378)	148	3,874
Foreign currency translation adjustment	6	0	0	6

Total	$(93,818)	$1,164	$(456)	$(93,110)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

In Thousands	April 1, 2012	Pre-tax Activity	Tax Effect	July 1, 2012
Net pension activity:
Actuarial loss	$(64,369)	$694	$(273)	$(63,948)
Prior service costs	(41)	5	(2)	(38)
Net postretirement benefits activity:
Actuarial loss	(20,872)	612	(241)	(20,501)
Prior service costs	5,021	(379)	150	4,792
Foreign currency translation adjustment	5	2	(1)	6

Total	$(80,256)	$934	$(367)	$(79,689)

A summary of accumulated other comprehensive loss for YTD 2013 and YTD 2012 is as follows:

In Thousands	Dec. 30, 2012	Pre-tax Activity	Tax Effect	June 30, 2013
Net pension activity:
Actuarial loss	$(76,407)	$1,676	$(657)	$(75,388)
Prior service costs	(33)	8	(3)	(28)
Net postretirement benefits activity:
Actuarial loss	(22,425)	1,400	(549)	(21,574)
Prior service costs	4,334	(756)	296	3,874
Foreign currency translation adjustment	5	1	0	6

Total	$(94,526)	$2,329	$(913)	$(93,110)

In Thousands	Jan.1, 2012	Pre-tax Activity	Tax Effect	July 1, 2012
Net pension activity:
Actuarial loss	$(64,789)	$1,387	$(546)	$(63,948)
Prior service costs	(44)	10	(4)	(38)
Net postretirement benefits activity:
Actuarial loss	(21,244)	1,225	(482)	(20,501)
Prior service costs	5,251	(758)	299	4,792
Foreign currency translation adjustment	6	0	0	6

Total	$(80,820)	$1,864	$(733)	$(79,689)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
Q2 2013
Cost of sales	$76	$42	$118
S,D&A expenses	766	280	1,046

Subtotal pre-tax	842	322	1,164
Income tax expense	330	126	456

Total after tax effect	$512	$196	$708

Q2 2012
Cost of sales	$77	$28	$105
S,D&A expenses	622	205	827

Subtotal pre-tax	699	233	932
Income tax expense	275	91	366

Total after tax effect	$424	$142	$566

YTD 2013
Cost of sales	$152	$77	$229
S,D&A expenses	1,532	567	2,099

Subtotal pre-tax	1,684	644	2,328
Income tax expense	660	253	913

Total after tax effect	$1,024	$391	$1,415

YTD 2012
Cost of sales	$154	$56	$210
S,D&A expenses	1,243	411	1,654

Subtotal pre-tax	1,397	467	1,864
Income tax expense	550	183	733

Total after tax effect	$847	$284	$1,131

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2013 and YTD 2012, dividends of $.50 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

The increase in the total number of shares outstanding in YTD 2013 and YTD 2012 was due to the issuance of the 20,120 and 22,320 shares, respectively, of Class B Common Stock related to the Performance Unit Award Agreement in each year.

Compensation expense for the Performance Unit Award Agreement recognized in YTD 2013 was $1.2 million, which was based upon a common stock share price of $61.15 on June 28, 2013. Compensation expense for the Performance Unit Award Agreement recognized in YTD 2012 was $1.3 million, which was based upon a common stock share price of $64.28 on June 29, 2012.

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

The components of net periodic pension cost were as follows:

	Second Quarter		First Half
In Thousands	2013	2012	2013	2012
Service cost	$32	$27	$64	$55
Interest cost	3,086	3,123	6,172	6,247
Expected return on plan assets	(3,547)	(2,972)	(7,094)	(5,945)
Amortization of prior service cost	4	5	8	10
Recognized net actuarial loss	838	694	1,676	1,387

Net periodic pension cost	$413	$877	$826	$1,754

The Company made no contributions to the Company-sponsored pension plans during YTD 2013. Anticipated contributions for the two Company-sponsored pension plans will be in the range of $2 million to $4 million during the remainder of 2013.

Subsequent to Q2 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to certain terminated plan participants that meet certain criteria. The benefit election window will be open during the third quarter of 2013 and benefit distributions will be made before the end of 2013. Dependent upon the number of plan participants electing to take a distribution, and the total amount of such distributions, the Company may incur a non-cash charge. The distribution of these benefit payments will reduce the cost of administering the pension plan in the future.

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

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2013	2012	2013	2012
Service cost	$413	$316	$826	$632
Interest cost	715	782	1,430	1,563
Recognized net actuarial loss	700	612	1,400	1,225
Amortization of prior service cost	(378)	(379)	(756)	(758)

Net periodic postretirement benefit cost	$1,450	$1,331	$2,900	$2,662

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements.

During 2012, the Company changed the Company’s 401(k) Saving Plan matching contribution from fixed to discretionary, maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during 2012. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2012. The Company made this contribution payment for 2012 in the first quarter of 2013. The Company continued to accrue the 5% discretionary matching contribution for YTD 2013, as this is the best estimate of the Company’s probable obligation. The total expense for this benefit was $3.8 million and $4.3 million in YTD 2013 and YTD 2012, respectively.

Multi-Employer Benefits

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of June 30, 2013, the Company had a liability of $9.5 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of June 30, 2013, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2013	2012
Payments by the Company for concentrate, syrup, sweetener and other purchases	$205.2	$209.5
Marketing funding support payments to the Company	(21.3)	(21.5)

Payments by the Company net of marketing funding support	$183.9	$188.0

Payments by the Company for customer marketing programs	$28.9	$29.4
Payments by the Company for cold drink equipment parts	4.6	4.9
Fountain delivery and equipment repair fees paid to the Company	6.1	6.1
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.7	1.8
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	2.0	1.5

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $30.7 million and $33.6 million in YTD 2013 and YTD 2012, respectively. Purchases from CCR under this arrangement were $21.3 million and $15.0 million in YTD 2013 and YTD 2012, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $12.3 million and $12.0 million in YTD 2013 and YTD 2012, respectively.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.2 million in both YTD 2013 and YTD 2012. Amounts due from CCBSS for rebates on raw materials were $4.7 million, $3.8 million and $3.5 million as of June 30, 2013, December 30, 2012 and July 1, 2012, respectively. CCR is also a member of CCBSS.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $69.2 million and $70.8 million in YTD 2013 and YTD 2012, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $.7 million and $.8 million in YTD 2013 and YTD 2012, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $23.9 million as of June 30, 2013. The Company’s equity investment in SAC was $4.1 million as of June 30, 2013, December 30, 2012 and July 1, 2012 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases substantially all its requirements for plastic bottles. Net purchases from these entities were $39.9 million in YTD 2013 and $42.1 million in YTD 2012. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $13.7 million as of June 30, 2013. The Company’s equity investment in Southeastern was $20.8 million, $19.5 million and $19.5 million as of June 30, 2013, December 30, 2012 and July 1, 2012, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against SAC or Southeastern guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of June 30, 2013 nor was there any impairment in 2012.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of June 30, 2013, December 30, 2012 and July 1, 2012 was $23.2 million, $24.1 million and $25.0 million, respectively. Rental payments related to this lease were $1.8 million in both YTD 2013 and YTD 2012.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of June 30, 2013, December 30, 2012 and July 1, 2012 was $24.0 million, $25.1 million and $26.1 million, respectively. Rental payments related to the lease were $2.0 million in both YTD 2013 and YTD 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Net Sales by Product Category

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2013	2012	2013	2012
Bottle/can sales:
Sparkling beverages (including energy products)	$269,893	$281,644	$524,366	$538,361
Still beverages	70,393	66,907	123,016	117,811

Total bottle/can sales	340,286	348,551	647,382	656,172
Other sales:
Sales to other Coca-Cola bottlers	44,463	39,230	84,591	72,695
Post-mix and other	44,230	42,912	80,557	79,011

Total other sales	88,693	82,142	165,148	151,706

Total net sales	$428,979	$430,693	$812,530	$807,878

Sparkling beverages are carbonated beverages as well as energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2013	2012	2013	2012
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$11,229	$10,747	$16,091	$15,312
Less dividends:
Common Stock	1,785	1,785	3,571	3,571
Class B Common Stock	527	522	1,049	1,039

Total undistributed earnings	$8,917	$8,440	$11,471	$10,702

Common Stock undistributed earnings – basic	$6,884	$6,530	$8,862	$8,287
Class B Common Stock undistributed earnings – basic	2,033	1,910	2,609	2,415

Total undistributed earnings – basic	$8,917	$8,440	$11,471	$10,702

Common Stock undistributed earnings – diluted	$6,854	$6,502	$8,824	$8,251
Class B Common Stock undistributed earnings – diluted	2,063	1,938	2,647	2,451

Total undistributed earnings – diluted	$8,917	$8,440	$11,471	$10,702

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,571
Common Stock undistributed earnings – basic	6,884	6,530	8,862	8,287

Numerator for basic net income per Common Stock share	$8,669	$8,315	$12,433	$11,858

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$527	$522	$1,049	$1,039
Class B Common Stock undistributed earnings – basic	2,033	1,910	2,609	2,415

Numerator for basic net income per Class B Common Stock share	$2,560	$2,432	$3,658	$3,454

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2013	2012	2013	2012
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$3,571	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	527	522	1,049	1,039
Common Stock undistributed earnings – diluted	8,917	8,440	11,471	10,702

Numerator for diluted net income per Common Stock share	$11,229	$10,747	$16,091	$15,312

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$527	$522	$1,049	$1,039
Class B Common Stock undistributed earnings – diluted	2,063	1,938	2,647	2,451

Numerator for diluted net income per Class B Common Stock share	$2,590	$2,460	$3,696	$3,490

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2013	2012	2013	2012
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,109	2,089	2,102	2,081

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,290	9,270	9,283	9,262
Class B Common Stock weighted average shares outstanding – diluted	2,149	2,129	2,142	2,121

Basic net income per share:
Common Stock	$1.21	$1.16	$1.74	$1.66

Class B Common Stock	$1.21	$1.16	$1.74	$1.66

Diluted net income per share:
Common Stock	$1.21	$1.16	$1.73	$1.65

Class B Common Stock	$1.21	$1.16	$1.73	$1.65

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Risks and Uncertainties

Approximately 88% of the Company’s YTD 2013 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s YTD 2013 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During both YTD 2013 and YTD 2012, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 21% and 8%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2013; and accounted for approximately 22% and 8%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2012. Wal-Mart Stores, Inc. accounted for approximately 14% and 15% of the Company’s total net sales during YTD 2013 and YTD 2012, respectively. No other customer represented greater than 10% of the Company’s total net sales for YTD 2013 or YTD 2012.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining agreement covering approximately .4% of the Company’s employees expired during 2012 and the Company entered into a new agreement during 2012. One collective bargaining agreement covering approximately .3% of the Company’s employees expired during the first quarter of 2013 and the Company entered into a new agreement in the first quarter of 2013. One collective bargaining agreement covering approximately .4% of the Company’s employees will expire in the fourth quarter of 2013.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
In Thousands	2013	2012
Accounts receivable, trade, net	$(17,772)	$(15,191)
Accounts receivable from The Coca-Cola Company	(9,593)	(14,599)
Accounts receivable, other	497	4,235
Inventories	(9,429)	(10,618)
Prepaid expenses and other current assets	1,931	(467)
Accounts payable, trade	9,500	5,341
Accounts payable to The Coca-Cola Company	22,046	14,978
Other accrued liabilities	(2,951)	10,606
Accrued compensation	(13,709)	(8,623)
Accrued interest payable	(62)	(341)

Increase in current assets less current liabilities	$(19,542)	$(14,679)

Non-cash activity

Additions to property, plant and equipment of $2.5 million and $1.7 million have been accrued but not paid and are recorded in accounts payable, trade as of June 30, 2013 and July 1, 2012, respectively.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

24. New Accounting Pronouncements

Recently Issued Pronouncements

In July 2013, the FASB issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the new guidance are effective for fiscal years beginning after December 15, 2013 with early adoption permitted. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revision of Prior Period Financial Statements

During the fourth quarter of 2012, Coca-Cola Bottling Co. Consolidated (“the Company”) identified an error in the treatment of a certain prior year deferred tax asset in the Consolidated Balance Sheets. This resulted in an understatement of the net noncurrent deferred income tax liability and an overstatement of retained earnings, and therefore equity, for each of the impacted periods. This error affected the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as presented in each of the quarters of 2012. The Company has revised prior period financial statements to correct this immaterial error. Refer to Note 1 Significant Accounting Policies – Revision of Prior Financial Statements for further details. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows for any of these periods. The discussion and analysis included herein is based on the financial results (and revised Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity) for the periods ended June 30, 2013, December 30, 2012 and July 1, 2012.

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

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the second quarter of 2013 (“Q2 2013”) and the first half of 2013 (“YTD 2013”) and changes from the second quarter of 2012 (“Q2 2012”) and the first half of 2012 (“YTD 2012”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q2 2013 and YTD 2013 compared to Q2 2012 and YTD 2012, respectively.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q2 2013 compared to year-end 2012 and the end of Q2 2012 as presented in the consolidated financial statements.

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

The Company announced on April 16, 2013 that it has signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory. The letter of intent provides the Company the opportunity to obtain additional distribution rights in parts of Tennessee and Kentucky which include major markets, Knoxville, TN and Lexington and Louisville, KY. Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company, currently serves this territory. The proposed transaction for acquiring distribution rights to the expanded territory would be accomplished by a sub-bottling arrangement with CCR under which the Company would make ongoing payments to CCR in exchange for the exclusive distribution rights in the territory. CCR would also transfer its rights in the territory to distribute brands not owned by The Coca-Cola Company to the Company as part of the transaction. In addition to territory rights, the Company would also acquire distribution assets and certain working capital from CCR relating to the expanded territory. The Company would not acquire any production assets from CCR. The new territory will be covered by a new form of comprehensive beverage agreement between the parties. This proposed transaction with The Coca-Cola Company is subject to the parties reaching definitive agreements by the end of 2013 with closing of the transaction expected during the latter part of 2014. There is no assurance, however, that the definitive agreements will be reached and the closing of the proposed transaction will occur.

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

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents approximately 81% of the Company’s YTD 2013 bottle/can net sales.

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

The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2013, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2013	2012	2013	2012
Bottle/can sales:
Sparkling beverages (including energy products)	$269,893	$281,644	$524,366	$538,361
Still beverages	70,393	66,907	123,016	117,811

Total bottle/can sales	340,286	348,551	647,382	656,172
Other sales:
Sales to other Coca-Cola bottlers	44,463	39,230	84,591	72,695
Post-mix and other	44,230	42,912	80,557	79,011

Total other sales	88,693	82,142	165,148	151,706

Total net sales	$428,979	$430,693	$812,530	$807,878

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. New packaging introductions over the last several years include the 1.25-liter bottle, the 7.5-ounce sleek can and the 2-liter contour bottle for Coca-Cola products.

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $99.3 million and $100.1 million in YTD 2013 and YTD 2012, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years, reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q2 2013 and YTD 2013

•	a $.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program in YTD 2013.

•	a $1.2 million gain on the sale of a distribution facility that was no longer used in the first quarter of 2013.

•	a $.4 million decrease to income tax expense related to the American Taxpayer Relief Act in the first quarter of 2013.

Q2 2012 and YTD 2012

•	a $.1 million and a $.8 million additional income tax expense to increase the valuation allowance for certain deferred tax assets of the Company in Q2 2012 and YTD 2012, respectively.

The following overview provides a summary of key information concerning the Company’s financial results for Q2 2013 and YTD 2013 compared to Q2 2012 and YTD 2012.

	Second Quarter		Change	%
In Thousands (Except Per Share Data)	2013	2012		Change
Net sales	$428,979	$430,693	$(1,714)	(.4)
Cost of sales	258,664	257,280	1,384	.5
Gross margin	170,315	173,413	(3,098)	(1.8)
S,D&A expenses	143,416	144,864	(1,448)	(1.0)
Income from operations	26,899	28,549	(1,650)	(5.8)
Interest expense, net	7,409	9,079	(1,670)	(18.4)
Income before taxes	19,490	19,470	20	.1
Income tax expense	7,354	7,570	(216)	(2.9)
Net income	12,136	11,900	236	2.0
Net income attributable to the Company	11,229	10,747	482	4.5

Basic net income per share:
Common Stock	$1.21	$1.16	$.05	4.3
Class B Common Stock	$1.21	$1.16	$.05	4.3

Diluted net income per share:
Common Stock	$1.21	$1.16	$.05	4.3
Class B Common Stock	$1.21	$1.16	$.05	4.3

	First Half		Change	%
In Thousands (Except Per Share Data)	2013	2012		Change
Net sales	$812,530	$807,878	$4,652	.6
Cost of sales	488,516	478,871	9,645	2.0
Gross margin	324,014	329,007	(4,993)	(1.5)
S,D&A expenses	281,627	281,825	(198)	(.1)
Income from operations	42,387	47,182	(4,795)	(10.2)
Interest expense, net	14,788	18,150	(3,362)	(18.5)
Income before taxes	27,599	29,032	(1,433)	(4.9)
Income tax expense	9,794	12,037	(2,243)	(18.6)
Net income	17,805	16,995	810	4.8
Net income attributable to the Company	16,091	15,312	779	5.1

Basic net income per share:
Common Stock	$1.74	$1.66	$.08	4.8
Class B Common Stock	$1.74	$1.66	$.08	4.8

Diluted net income per share:
Common Stock	$1.73	$1.65	$.08	4.8
Class B Common Stock	$1.73	$1.65	$.08	4.8

The Company’s net sales decreased .4% in Q2 2013 compared to Q2 2012. The Company’s net sales increased .6% in YTD 2013 compared to YTD 2012. The decrease in net sales in Q2 2013 compared to Q2 2012 was primarily due to a 2.1% decrease in bottle/can volume to retail customers partially offset by an 18.0% increase in sales volume to other Coca-Cola bottlers. The increase in net sales in YTD 2013 compared to YTD 2012 was primarily due to a 20.2% increase in sales to other Coca-Cola bottlers and a .7% increase in bottle/can sales price per unit partially offset by a 2.1% decrease in bottle/can volume to retail customers. The decreases in bottle/can volume to retail customers were primarily due to volume decreases in sparkling beverages while the increases in sales volume to other Coca-Cola bottlers were primarily due to volume increases in sparkling can beverages. The Company’s bottle/can volume to retail customers was impacted by cooler and wetter than normal weather in most the Company’s territories during 2013. The Company’s sales volume increases to other Coca-Cola bottlers were primarily due to the closing of a can production facility by another Coca-Cola bottler; the Company replaced part of the closed facility’s production.

Gross margin dollars decreased 1.8% in Q2 2013 compared to Q2 2012. The Company’s gross margin percentage decreased to 39.7% in Q2 2013 from 40.3% in Q2 2012. Gross margin dollars decreased 1.5% in YTD 2013 compared to YTD 2012. The Company’s gross margin percentage decreased to 39.9% in YTD 2013 from 40.7% in YTD 2012. The decreases in gross margin percentage were primarily due to higher sales volume to other Coca-Cola bottlers which has lower gross margin than bottle/can sales to retail customers.

The following inputs represent a substantial portion of the Company’s total cost of sales: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the costs of some of the underlying commodities related to these inputs will have a minimum increase in 2013 compared to 2012.

S,D&A expenses decreased 1.0% in Q2 2013 from Q2 2012. The decrease in S,D&A expenses in Q2 2013 from Q2 2012 was attributable primarily to decreases in bonus and incentive expenses, decreased marketing expense and decreased depreciation and amortization expense of property, plant and equipment partially offset by increased employee salaries and wages and increased employee benefit costs (primarily medical insurance). S,D&A expenses decreased .1% in YTD 2013 from YTD 2012. The decrease in S,D&A expenses in YTD 2013 from YTD 2012 was attributable primarily to decreased depreciation and amortization expense of property, plant and equipment, gain on the sale of a distribution facility that was no longer used and decreased marketing expense partially offset by increased employee salaries and wages, increased employee benefit costs (primarily medical insurance) and increased software amortization expense.

Net interest expense decreased 18.5% in YTD 2013 compared to YTD 2012. The decrease was primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.7% during YTD 2013 from 6.1% during YTD 2012.

Income tax expense decreased 18.6% in YTD 2013 as compared to YTD 2012. The decrease to income tax expense was primarily due to a reduction of $.4 million associated with the American Taxpayer Relief Act enacted on January 2, 2013 and a lower adjustment to the valuation allowance in YTD 2013 of $.1 million as compared to $.8 million in YTD 2012.

Net debt and capital lease obligations were summarized as follows:

In Thousands	June 30, 2013	Dec. 30, 2012	July 1, 2012
Debt	$448,475	$423,386	$523,301
Capital lease obligations	67,463	69,581	72,002

Total debt and capital lease obligations	515,938	492,967	595,303
Less: Cash and cash equivalents	25,725	10,399	78,328

Total net debt and capital lease obligations (1)	$490,213	$482,568	$516,975

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

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

The Company did not make changes in any critical accounting policies during YTD 2013. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

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

Recently Issued Pronouncements

In July 2013, the FASB issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the new guidance are effective for fiscal years beginning after December 15, 2013 with early adoption permitted. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Q2 2013 Compared to Q2 2012 and YTD 2013 Compared to YTD 2012

Net Sales

Net sales decreased $1.7 million, or .4%, to $429.0 million in Q2 2013 compared to $430.7 million in Q2 2012. Net sales increased $4.7 million, or .6%, to $812.5 million in YTD 2013 compared to $807.9 million in YTD 2012.

The decrease in net sales for Q2 2013 compared to Q2 2012 was principally attributable to the following:

Q2 2013	Attributable to:
(In Millions)
$(7.5)	2.1% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages
7.1	18.0% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
(1.8)	4.0% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can beverage volume which has lower sales price per unit
1.3	Increase in freight revenue
(1.3)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.3	.4% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages
(1.0)	4.4% decrease in post-mix sales volume
0.3	1.6% increase in post-mix sales price per unit
(0.1)	Other

$(1.7)	Total decrease in net sales

The increase in net sales for YTD 2013 compared to YTD 2012 was principally attributable to the following:

YTD 2013	Attributable to:
(In Millions)
$14.7	20.2% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
(13.5)	2.1% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages
4.7	.7% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
(2.8)	3.2% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can beverage sales volume which has lower sales price per unit
(1.8)	4.2% decrease in post-mix sales volume
1.3	Increase in freight revenue
0.7	1.7% increase in post-mix sales price per unit
1.4	Other

$4.7	Total increase in net sales

The Company’s bottle/can volume was impacted by cooler and wetter than normal weather in most of the Company’s territories during YTD 2013. The Company’s sales volume increases to other Coca-Cola bottlers were primarily due to the closing of a can production facility by another bottler; the Company replaced part of the closed facility’s production.

In YTD 2013, the Company’s bottle/can sales to retail customers accounted for approximately 80% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q2 2013 and Q2 2012 and YTD 2013 and YTD 2012 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2013	Q2 2012	% Increase (Decrease)
Sparkling beverages (including energy products)	79.6%	81.4%	(4.4)
Still beverages	20.4%	18.6%	7.5

Total bottle/can sales volume	100.0%	100.0%	(2.1)

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2013	YTD 2012	% Increase (Decrease)
Sparkling beverages (including energy products)	81.4%	83.0%	(3.9)
Still beverages	18.6%	17.0%	6.7

Total bottle/can sales volume	100.0%	100.0%	(2.1)

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During both YTD 2013 and YTD 2012, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% and 22% of the Company’s total bottle/can volume during YTD 2013 and YTD 2012, respectively. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 8% of the Company’s total bottle/can volume during both YTD 2013 and YTD 2012. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $3.1 million and $3.5 million in YTD 2013 and YTD 2012, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased .5%, or $1.4 million, to $258.7 million in Q2 2013 compared to $257.3 million in Q2 2012. Cost of sales increased 2.0%, or $9.7 million, to $488.6 million in YTD 2013 compared to $478.9 million in YTD 2012.

The increase in cost of sales for Q2 2013 compared to Q2 2012 was principally attributable to the following:

Q2 2013	Attributable to:
(In Millions)
$6.7	18.0% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
(4.4)	2.1% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages
(1.4)	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit
1.0	Increase in freight revenue
(0.7)	4.4% decrease in post-mix sales volume
(0.7)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.6	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.3	Increase in cost due to the Company’s commodity hedging program

$1.4	Total increase in cost of sales

The increase in cost of sales for YTD 2013 compared to YTD 2012 was principally attributable to the following:

YTD 2013	Attributable to:
(In Millions)
$14.1	20.2% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
(7.9)	2.1% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages
3.1	Increase in raw material costs and increased purchases of full goods
(2.5)	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit
(1.2)	4.2% decrease in post-mix sales volume
1.1	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.9	Increase in cost due to the Company’s commodity hedging program
0.7	Increase in freight revenue
1.4	Other

$9.7	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of sales: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the costs of some of the underlying commodities related to these inputs will have a minimum increase in 2013 compared to 2012.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $13.3 million for Q2 2013 compared to $13.9 million for Q2 2012. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $25.2 million for YTD 2013 compared to $26.3 million for YTD 2012.

Gross Margin

Gross margin dollars decreased 1.8%, or $3.1 million, to $170.3 million in Q2 2013 compared to $173.4 million in Q2 2012. Gross margin as a percentage of net sales decreased to 39.7% for Q2 2013 from 40.3% for Q2 2012. Gross margin dollars decreased 1.5%, or $5.0 million, to $324.0 million in YTD 2013 compared to $329.0 million in YTD 2012. Gross margin as a percentage of net sales decreased to 39.9% for YTD 2013 from 40.7% for YTD 2012.

The decrease in gross margin dollars for Q2 2013 compared to Q2 2012 was principally attributable to the following:

Q2 2013	Attributable to:
(In Millions)
$(3.1)	2.1% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages
(1.8)	4.0% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can beverage sales volume which has a lower sales price per unit
1.4	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit
1.3	.4% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages
(0.6)	Decrease in marketing funding support received primarily from The Coca-Cola Company
(0.6)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.4	18.0% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
(0.3)	Increase in cost due to the Company’s commodity hedging program
0.3	Increase in freight revenue
0.3	1.6% increase in post-mix sales price per unit
(0.3)	4.4% decrease in post-mix sales volume
(0.1)	Other

$(3.1)	Total decrease in gross margin

The decrease in gross margin dollars for YTD 2013 compared to YTD 2012 was principally attributable to the following:

YTD 2013	Attributable to:
(In Millions)
$(5.6)	2.1% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages
4.7	.7% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
(3.1)	Increase in raw material costs and increased purchases of full goods
(2.8)	3.2% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can beverage sales volume which has lower sales price per unit
2.5	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit
(1.1)	Decrease in marketing funding support received primarily from The Coca-Cola Company
(0.9)	Increase in cost due to the Company’s commodity hedging program
0.7	1.7% increase in post-mix sales price per unit
0.6	Increase in freight revenue
(0.6)	4.2% decrease in post-mix sales volume
0.6	20.2% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages

$(5.0)	Total decrease in gross margin

The decrease in gross margin percentage in YTD 2013 compared to YTD 2012 was primarily due to higher sales volume to other Coca-Cola bottlers which has lower gross margin than bottle/can retail sales.

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

S,D&A expenses decreased by $1.5 million, or 1.0%, to $143.4 million in Q2 2013 from $144.9 million in Q2 2012. S,D&A expenses as a percentage of net sales decreased to 33.4% in Q2 2013 from 33.6% in Q2 2012. S,D&A expenses decreased by $.2 million, or .1%, to $281.6 million in YTD 2013 from $281.8 million in YTD 2012. S,D&A expenses as a percentage of net sales decreased to 34.7% in YTD 2013 from 34.9% in YTD 2012.

The decrease in S,D&A expenses for Q2 2013 compared to Q2 2012 was principally attributable to the following:

Q2 2013	Attributable to:
(In Millions)
$(0.8)	Decrease in marketing expense primarily due to spending changes for various marketing programs
(0.8)	Decrease in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
(0.6)	Decrease in depreciation and amortization expense of property, plant and equipment primarily due to the change in the useful lives of certain vending equipment
0.4	Increase in employee benefit costs primarily due to increased medical insurance expense (both active and retiree) offset by decreased pension expense
0.4	Increase in employee salaries due to normal salary increases and additional personnel
(0.1)	Other

$(1.5)	Total decrease in S,D&A expenses

The decrease in S,D&A expenses for YTD 2013 compared to YTD 2012 was principally attributable to the following:

YTD 2013	Attributable to:
(In Millions)
$1.7	Increase in employee salaries due to normal salary increases and additional personnel
(1.4)	Decrease in depreciation and amortization expense of property, plant and equipment primarily due to the change in the useful lives of certain vending equipment
(1.1)	Change in (gain)/loss on sale of property, plant and equipment primarily from the sale of a distribution facility that was no longer utilized
(0.8)	Decrease in marketing expense primarily due to spending changes for various marketing programs
0.6	Increase in software amortization expense (continued investment in technology)
0.6	Increase in employee benefit costs primarily due to increased medical insurance expense (both active and retiree) offset by decreased pension expense
0.2	Other

$(0.2)	Total decrease in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $99.3 million and $100.1 million in YTD 2013 and YTD 2012, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $.4 million to $.3 million in Q2 2013 from $.7 million in Q2 2012 and by $.8 million to $.7 million in YTD 2013 from $1.5 million in YTD 2012.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not part of collective bargaining agreements. During the first quarter of 2012, the Company changed the Company’s 401(k) Savings Plan matching contribution from fixed to discretionary, maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during 2012. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2012. The Company made this contribution for 2012 in the first quarter of 2013. The total costs recorded in S,D&A expenses for this benefit in YTD 2013 and YTD 2012 were $3.4 million and $3.8 million, respectively. The Company used its best estimate of the Company’s probable obligation for these periods.

Interest Expense

Net interest expense decreased 18.4% in Q2 2013 compared to Q2 2012. Net interest expense decreased 18.5% in YTD 2013 compared to YTD 2012. The decreases were primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.7% during YTD 2013 from 6.1% during YTD 2012.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2013 and YTD 2012 was 35.5% and 41.5%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2013 and YTD 2012 was 37.8% and 44.0%, respectively. The decrease in the effective tax rate for YTD 2013 resulted primarily from certain favorable tax provisions associated with the American Taxpayer Relief Act enacted on January 2, 2013 and a reduced impact to the change in the valuation allowance.

In YTD 2013 and YTD 2012, the Company increased its valuation allowance by $.1 million and $.8 million, respectively. The net effect of both adjustments was an increase to income tax expense due primarily to the Company’s assessment of its ability to use certain net operating loss carryforwards.

The Company’s effective tax rate for the remainder of 2013 is dependent upon the results of operations and may change if the results in 2013 are different from current expectations.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $1.7 million in both YTD 2013 and YTD 2012 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.33 billion at June 30, 2013, from $1.28 billion at December 30, 2012 primarily due to increases in cash and cash equivalents, accounts receivables and inventories offset by a decrease in property, plant and equipment, net.

Net working capital, defined as current assets less current liabilities, increased by $46.4 million to $71.4 million at June 30, 2013 from December 30, 2012 and increased by $49.7 million at June 30, 2013 from July 1, 2012.

Significant changes in net working capital from December 30, 2012 were as follows:

•	An increase in cash and cash equivalents of $15.3 million primarily due to borrowings from the Company’s $200 million five-year unsecured revolving credit facility (“$200 million facility”).

•	An increase in accounts receivable, trade of $17.8 million primarily due to normal seasonal increase in sales.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $9.6 million and $22.0 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $9.4 million primarily due to normal seasonal increase in sales.

•	A decrease in accrued compensation of $13.8 million primarily due to the payment of bonuses in March 2013.

Significant changes in net working capital from July 1, 2012 were as follows:

•	A decrease in cash and cash equivalents of $52.6 million primarily due to the repayment of senior notes in November 2012 offset by subsequent borrowings.

•

A decrease in current portion of long-term debt of $100.0 million due to the repayment of $150 million of senior notes that matured in November 2012. At July 1, 2012, $120 million of the $150 million Senior Notes due 2012 was classified as current as this was the expected amount to be paid from available cash plus amounts borrowed from an uncommitted line of credit. The remaining $30 million of senior notes due in 2012 was expected to be paid from amounts to be borrowed on the Company’s $200 million facility.

•	An increase in accounts payable, trade of $6.2 million primarily due to the timing of payments.

•	A decrease in other accrued liabilities of $6.6 million primarily due to a decrease in accrued income taxes.

Debt and capital lease obligations were $515.9 million as of June 30, 2013 compared to $493.0 million as of December 30, 2012 and $595.3 million as of July 1, 2012. Debt and capital lease obligations as of June 30, 2013 included $67.5 million of capital lease obligations related primarily to Company facilities.

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

As of June 30, 2013, the Company had $145 million available under the $200 million facility to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower.

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

In November 2012, the Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of senior notes. The Company classified $30 million of these senior notes as long-term at July 1, 2012 which represented the portion of the series of maturing senior notes that the Company expected at such time to repay from borrowings under the $200 million facility.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of June 30, 2013, $373.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $515.9 million was financed through publicly offered debt. The Company had capital lease obligations of $67.5 million as of June 30, 2013. As of June 30, 2013, the Company had $55.0 million outstanding under the $200 million facility and $20.0 million outstanding under the Company’s uncommitted line of credit.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities and available credit facilities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments and income tax payments.

A summary of activity for YTD 2013 and YTD 2012 follows:

	First Half
In Millions	2013	2012
Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$33.1	$36.2
Proceeds from $200 million facility	55.0	—
Proceeds from the reduction of restricted cash	—	3.0
Proceeds from the sale of property, plant and equipment	5.7	.2

Total cash sources	$93.8	$39.4

Cash Uses
Capital expenditures	$33.1	$24.8
Payment on $200 million facility	30.0	—
Payment on capital lease obligations	2.6	2.3
Dividends	4.6	4.6
Income tax payments	8.1	4.3
Contributions to pension plans	—	15.7
Other	.1	.1

Total cash uses	$78.5	$51.8

Increase (decrease) in cash	$15.3	$(12.4)

Based on current projections, the Company anticipates its cash requirements for income taxes will be in the range of $7 million to $14 million the remainder of 2013.

Operating Activities

During YTD 2013, cash flow provided by operating activities increased by $8.9 million compared to YTD 2012. The increase in cash flow provided by operating activities was primarily due to $15.7 million in pension payments made in YTD 2012 compared to no pension payments in YTD 2013. These increases in cash flow provided by operating activities were offset by a $3.8 million increase in income tax payments.

Investing Activities

Additions to property, plant and equipment during YTD 2013 were $21.7 million of which $2.5 million were accrued in accounts payable, trade as unpaid. This compared to $21.0 million in total additions to property, plant and equipment during YTD 2012 of which $1.7 million were accrued in accounts payable, trade as unpaid. Capital expenditures during YTD 2013 were funded with cash flows from operations and available credit facilities. The Company anticipates total additions to property, plant and equipment in fiscal year 2013 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of June 30, 2013, the Company had $145 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company. On June 30, 2013 and December 30, 2012, the Company had $55.0 million and $30.0 million, respectively, of outstanding borrowings on the $200 million facility. On July 1, 2012, the Company had no outstanding borrowings on the $200 million facility.

During YTD 2013, the Company’s net borrowings under its $200 million facility increased $25.0 million to fund seasonal working capital requirements and capital expenditures. During YTD 2012, the Company used cash on hand to fund working capital requirements and capital expenditures.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On both June 30, 2013 and December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit. On July 1, 2012, the Company had no outstanding borrowings under the uncommitted line of credit.

In November 2012, the Company used a combination of available cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of maturing senior notes. The Company classified $30 million of these senior notes at July 1, 2012 as long-term, which amount represented the portion of the maturing senior notes that the Company expected at such time to repay from borrowings under the $200 million facility. The Company’s next maturity of outstanding long-term debt is the $100 million Senior Notes due April 2015.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into eight capital leases.

At June 30, 2013, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $37.6 million of debt for these entities as of June 30, 2013. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of June 30, 2013, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $74.1 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 30, 2013:

	Payments Due by Period
In Thousands	Total	July 2013- June 2014	July 2014- June 2016	July 2016- June 2018	After June 2018
Contractual obligations:
Total debt, net of interest	$448,475	$20,000	$264,757	$55,000	$108,718
Capital lease obligations, net of interest	67,463	5,612	12,722	14,855	34,274
Estimated interest on long-term debt and capital lease obligations (1)	101,854	26,122	43,123	21,166	11,443
Purchase obligations (2)	86,098	86,098	—	—	—
Other long-term liabilities (3)	128,703	10,342	16,621	12,623	89,117
Operating leases	38,250	5,908	9,262	6,142	16,938
Long-term contractual arrangements (4)	36,917	9,570	13,613	6,460	7,274
Postretirement obligations (5)	70,689	4,160	6,046	7,210	53,273
Purchase orders (6)	46,720	46,720	—	—	—

Total contractual obligations	$1,025,169	$214,532	$366,144	$123,456	$321,037

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plans is excluded as the timing and/or the amount of any cash payment is uncertain.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $5.9 million of uncertain tax positions including accrued interest, as of June 30, 2013 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) of which $3.4 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of June 30, 2013, the Company has $23.1 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company did not make contributions to the Company-sponsored pension plans in YTD 2013. Based on information currently available, the Company anticipates cash contributions during the remainder of 2013 will be between approximately $2 million and $4 million. Postretirement medical care payments are expected to be approximately $3 million in 2013. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

Interest Rate Hedging

As of June 30, 2013, December 30, 2012 and July 1, 2012, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.7%, 5.9% and 6.1%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.7% in YTD 2013 from 6.1% in YTD 2012. As of June 30, 2013, $75.0 million of the Company’s debt and capital lease obligations of $515.9 million was maintained on a floating rate basis or was subject to changes in short-term interest rates.

Commodity Hedging

The Company entered into derivative instruments to hedge certain commodity purchases for 2013. The Company paid fees for these instruments which were amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The net impact of the commodity hedges was to increase the cost of sales by $.9 million in YTD 2013.

There were no outstanding commodity agreements as of June 30, 2013.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, news releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $2 million to $4 million for the remainder of 2013;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2013;

•	the Company’s belief that cash requirements for income taxes will be in the range of $7 million to $14 million for the remainder of 2013;

•	the Company’s expectation that additions to property, plant and equipment in 2013 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $22 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months as a result of tax audits, but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that the risk of loss with respect to funds deposited with banks is minimal;

•	the Company’s expectation that the costs of some of the underlying commodities to inputs to the Company’s total cost of sales will have a minimum increase in 2013 compared to 2012; and

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of June 30, 2013.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to these interest rate hedging arrangements were major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of June 30, 2013. As of June 30, 2013, $75.0 million of the Company’s debt and capital lease obligations of $515.9 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of June 30, 2013, interest expense for the next twelve months would increase by approximately $.8 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 aluminum purchases. The Company paid a fee for these instruments which was amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales. The agreements expired in YTD 2013 and there were no outstanding commodity agreements as of June 30, 2013.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Financial statement from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended June 30, 2013, filed on August 9, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 9, 2013	By:	/s/ James E. Harris
James E. Harris Principal Financial Officer of the Registrant and Senior Vice President, Shared Services and Chief Financial Officer

Date: August 9, 2013	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Chief Accounting Officer and Corporate Controller