Form 10-Q
period 2013-09-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2013-11-08
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,108,962

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Net sales	$434,464	$419,855	$1,246,994	$1,227,733
Cost of sales	258,352	248,927	746,868	727,798

Gross margin	176,112	170,928	500,126	499,935
Selling, delivery and administrative expenses	145,912	143,490	427,539	425,315

Income from operations	30,200	27,438	72,587	74,620
Interest expense, net	7,361	9,033	22,149	27,183

Income before income taxes	22,839	18,405	50,438	47,437
Income tax expense	4,756	7,191	14,550	19,228

Net income	18,083	11,214	35,888	28,209
Less: Net income attributable to noncontrolling interest	1,914	1,135	3,628	2,818

Net income attributable to Coca-Cola Bottling Co. Consolidated	$16,169	$10,079	$32,260	$25,391

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.75	$1.09	$3.49	$2.75

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.75	$1.09	$3.49	$2.75

Weighted average number of Class B Common Stock shares outstanding	2,109	2,089	2,104	2,084

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.74	$1.09	$3.47	$2.74

Weighted average number of Common Stock shares outstanding – assuming dilution	9,290	9,270	9,285	9,265

Class B Common Stock	$1.74	$1.08	$3.46	$2.73

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,149	2,129	2,144	2,124

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Net income	$18,083	$11,214	$35,888	$28,209

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	0	0	0
Defined benefit plans reclassification included in pension costs:
Actuarial loss	514	421	1,533	1,262
Prior service costs	2	3	7	9
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	430	372	1,281	1,115
Prior service costs	(231)	(231)	(691)	(690)

Other comprehensive income, net of tax	714	565	2,130	1,696

Comprehensive income	18,797	11,779	38,018	29,905
Less: Comprehensive income attributable to noncontrolling interest	1,914	1,135	3,628	2,818

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$16,883	$10,644	$34,390	$27,087

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$25,283	$10,399	$112,661
Accounts receivable, trade, less allowance for doubtful accounts of $1,553, $1,490 and $1,533, respectively	114,068	103,524	111,153
Accounts receivable from The Coca-Cola Company	24,549	15,521	20,437
Accounts receivable, other	14,526	12,876	13,583
Inventories	70,255	65,924	74,492
Prepaid expenses and other current assets	32,209	33,068	29,900

Total current assets	280,890	241,312	362,226

Property, plant and equipment, net	295,147	307,467	291,768
Leased property under capital leases, net	50,212	54,150	55,601
Other assets	62,621	53,801	54,573
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	3,764	4,023	4,127

Total assets	$1,315,355	$1,283,474	$1,391,016

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$20,000	$20,000	$120,000
Current portion of obligations under capital leases	5,732	5,230	5,110
Accounts payable, trade	46,279	51,651	45,308
Accounts payable to The Coca-Cola Company	43,363	27,830	42,031
Other accrued liabilities	73,858	75,113	76,900
Accrued compensation	26,733	32,428	24,955
Accrued interest payable	9,380	4,060	12,121

Total current liabilities	225,345	216,312	326,425

Deferred income taxes	142,795	140,965	145,384
Pension and postretirement benefit obligations	138,288	140,719	119,767
Other liabilities	123,208	118,303	116,588
Obligations under capital leases	60,378	64,351	65,692
Long-term debt	393,520	403,386	403,344

Total liabilities	1,083,534	1,084,036	1,177,200

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,737,076, 2,716,956 and 2,716,956 shares, respectively	2,735	2,715	2,715
Capital in excess of par value	108,959	107,681	107,600
Retained earnings	195,766	170,439	170,920
Accumulated other comprehensive loss	(92,396)	(94,526)	(79,124)

	225,268	196,513	212,315

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	164,014	135,259	151,061
Noncontrolling interest	67,807	64,179	62,755

Total equity	231,821	199,438	213,816

Total liabilities and equity	$1,315,355	$1,283,474	$1,391,016

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$152,446	$(80,820)	$(61,254)	$129,470	$59,937	$189,407
Net income				25,391			25,391	2,818	28,209
Other comprehensive income, net of tax					1,696		1,696		1,696
Cash dividends paid Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,561)			(1,561)		(1,561)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421

Balance on Sept. 30, 2012	$10,204	$2,715	$107,600	$170,920	$(79,124)	$(61,254)	$151,061	$62,755	$213,816

Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438
Net income				32,260			32,260	3,628	35,888
Other comprehensive income, net of tax					2,130		2,130		2,130
Cash dividends paid
Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,577)			(1,577)		(1,577)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298

Balance on Sept. 29, 2013	$10,204	$2,735	$108,959	$195,766	$(92,396)	$(61,254)	$164,014	$67,807	$231,821

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Nine Months
	2013	2012
Cash Flows from Operating Activities
Net income	$35,888	$28,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	43,655	46,075
Amortization of intangibles	250	312
Deferred income taxes	(1,376)	3,409
(Gain)/loss on sale of property, plant and equipment	(264)	467
Amortization of debt costs	1,453	1,726
Amortization of deferred gain related to terminated interest rate agreements	(411)	(923)
Stock compensation expense	1,901	2,043
(Increase) decrease in current assets less current liabilities	(4,366)	4,099
Increase in other noncurrent assets	(6,656)	(5,461)
Increase (decrease) in other noncurrent liabilities	4,887	(15,599)
Other	12	(1)

Total adjustments	39,085	36,147

Net cash provided by operating activities	74,973	64,356

Cash Flows from Investing Activities
Additions to property, plant and equipment	(45,197)	(35,541)
Proceeds from the sale of property, plant and equipment	6,056	548
Change in restricted cash	0	3,000

Net cash used in investing activities	(39,141)	(31,993)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	55,000	0
Payment on revolving credit facility	(65,000)	0
Cash dividends paid	(6,933)	(6,917)
Principal payments on capital lease obligations	(3,926)	(3,460)
Other	(89)	(83)

Net cash used in financing activities	(20,948)	(10,460)

Net increase in cash	14,884	21,903
Cash at beginning of period	10,399	90,758

Cash at end of period	$25,283	$112,661

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,298	$1,421
Capital lease obligations incurred	455	209

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2012 filed with the United States Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to current classifications.

In the third quarter of 2013 (“Q3 2013”), the Company recorded an out-of-period adjustment of $1.3 million for reimbursements received in the third quarter from brand companies for net price reductions to certain of our customers on their products that occurred in the previous two quarters. This out-of-period item did not have a material impact on the current or either of the previously reported periods.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

	First Nine Months Ended September 30, 2012
In Thousands	As Previously Reported	Adjustment	As Revised
Deferred income taxes	$143,553	$1,831	$145,384
Total liabilities	1,175,369	1,831	1,177,200
Retained earnings	172,751	(1,831)	170,920
Total equity of Coca-Cola Bottling Co. Consolidated	152,892	(1,831)	151,061
Total equity	215,647	(1,831)	213,816

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

Noncontrolling interest as of September 29, 2013, December 30, 2012 and September 30, 2012 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories

Inventories were summarized as follows:

In Thousands	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012
Finished products	$42,695	$36,445	$43,809
Manufacturing materials	8,594	11,019	10,014
Plastic shells, plastic pallets and other inventories	18,966	18,460	20,669

Total inventories	$70,255	$65,924	$74,492

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012	Estimated Useful Lives
Land	$12,307	$12,442	$12,443
Buildings	113,032	118,556	118,096	8-50 years
Machinery and equipment	143,518	140,963	134,808	5-20 years
Transportation equipment	159,012	163,586	157,006	4-20 years
Furniture and fixtures	42,403	41,580	40,126	3-10 years
Cold drink dispensing equipment	319,767	314,863	312,280	5-17 years
Leasehold and land improvements	72,632	71,956	77,425	5-20 years
Software for internal use	80,310	74,907	72,858	3-10 years
Construction in progress	3,266	8,264	3,674

Total property, plant and equipment, at cost	946,247	947,117	928,716
Less: Accumulated depreciation and amortization	651,100	639,650	636,948

Property, plant and equipment, net	$295,147	$307,467	$291,768

Depreciation and amortization expense, which includes amortization expense for leased property under capital leases, was $14.8 million and $15.2 million in Q3 2013 and the third quarter of 2012 (“Q3 2012”), respectively. Depreciation and amortization expense, which includes amortization expense for leased property under capital leases, was $43.7 million and $46.1 million in the first nine months of 2013 (“YTD 2013”) and the first nine months of 2012 (“YTD 2012”), respectively.

The Company recognized a $1.2 million gain during the first quarter of 2013 (“Q1 2013”) on the sale of a distribution facility that was no longer in use. The gain on the sale of this property, plant and equipment was recorded in selling, delivery and administrative (S,D&A) expenses.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

5. Property, Plant and Equipment

The Company changed the useful lives of certain cold drink dispensing equipment in Q1 2013 to reflect the estimated remaining useful lives. The change in useful lives reduced depreciation expense in Q3 2013 and YTD 2013 by $0.4 million ($0.03 per basic and diluted Common Stock; $0.03 per basic and diluted Class B Common Stock) and $1.3 million ($0.09 per basic Common Stock and $0.08 per diluted Common Stock; $0.09 per basic Class B Common Stock and $0.08 per diluted Class B Common Stock), respectively.

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012	Estimated Useful Lives
Leased property under capital leases	$94,629	$94,180	$94,180	3-20 years
Less: Accumulated amortization	44,417	40,030	38,579

Leased property under capital leases, net	$50,212	$54,150	$55,601

As of September 29, 2013, real estate represented $49.6 million of the leased property under capital leases, net and $33.4 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.

The Company’s outstanding obligations for capital leases were $66.1 million, $69.6 million and $70.8 million as of September 29, 2013, December 30, 2012 and September 30, 2012, respectively.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012	Estimated Useful Lives
Other identifiable intangible assets	$8,547	$8,557	$8,557	20 years
Less: Accumulated amortization	4,783	4,534	4,430

Other identifiable intangible assets, net	$3,764	$4,023	$4,127

Other identifiable intangible assets primarily represent customer relationships and distribution rights and are amortized on a straight line basis.

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012
Accrued marketing costs	$12,463	$12,506	$12,918
Accrued insurance costs	21,571	21,458	21,629
Accrued taxes (other than income taxes)	4,192	1,910	1,827
Accrued income taxes	0	0	5,500
Employee benefit plan accruals	16,754	16,988	17,294
Checks and transfers yet to be presented for payment from zero balance cash accounts	9,999	11,962	9,491
All other accrued liabilities	8,879	10,289	8,241

Total other accrued liabilities	$73,858	$75,113	$76,900

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012
Revolving credit facility	2016	Variable	Varies	$20,000	$30,000	$0
Line of credit	2013	Variable	Varies	20,000	20,000	0
Senior Notes	2012	5.00%	Semi-annually	0	0	150,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,237)	(1,371)	(1,413)

				413,520	423,386	523,344
Less: Current portion of debt				20,000	20,000	120,000

Long-term debt				$393,520	$403,386	$403,344

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

On September 4, 2013, the Company entered into an amendment to its $200 million facility. The amendment clarified that the non-cash charge to be incurred by the Company in the fourth quarter of 2013 (“Q4 2013”) as a result of the Company’s limited-time offer of a lump sum distribution of pension benefits to certain pension plan participants will be excluded from the calculation of the financial covenants described above to the extent that the non-cash charge is recognized on or before December 31, 2013 and does not exceed $12.0 million. See Note 18 to the consolidated financial statements for additional information on the limited-time pension distribution.

On September 29, 2013, the Company had $20.0 million of outstanding borrowings on the $200 million facility and had $180.0 million available to meet its cash requirements. On December 30, 2012, the Company had $30.0 million of outstanding borrowings on the $200 million facility. On September 30, 2012, the Company had no outstanding borrowings on the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On both September 29, 2013 and December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit at a weighted average interest rate of 0.93% and 0.94%, respectively. On September 30, 2012, the Company had no outstanding borrowings under the uncommitted line of credit.

The Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of the Company’s senior notes that matured in November 2012.

As of September 29, 2013, December 30, 2012 and September 30, 2012, the Company had a weighted average interest rate of 6.1%, 5.9% and 6.1%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% for YTD 2013 compared to 6.1% for YTD 2012. As of September 29, 2013, $40.0 million of the Company’s debt and capital lease obligations of $479.6 million were subject to changes in short-term interest rates.

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

The Company had no interest rate derivative contracts outstanding at September 29, 2013, December 30, 2012 and September 30, 2012.

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

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The Company did not have any offsetting derivative transactions with its counterparties on December 30, 2012 and September 30, 2012. Accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheet at December 30, 2012 and September 30, 2012. The Company did not have any outstanding derivative transactions at September 29, 2013.

The following summarizes Q3 2013 and Q3 2012 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such changes in the consolidated statements of operations.

		Third Quarter
In Thousands	Classification of Gain (Loss)	2013	2012
Commodity hedges	Cost of sales	$0	$1,037

Total		$0	$1,037

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

		First Nine Months
In Thousands	Classification of Gain (Loss)	2013	2012
Commodity hedges	Cost of sales	$(500)	$1,037

Total		$(500)	$1,037

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012
Commodity hedges at fair market value	Prepaid expenses and other current assets	$0	$500	$1,037
Unamortized cost of commodity hedging agreements	Prepaid expenses and other current assets	0	562	562

Total		$0	$1,062	$1,599

12. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable

The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Public Debt Securities

The fair values of the Company's public debt securities are based on estimated current market prices.

Non-Public Variable Rate Debt

The carrying amounts of the Company's variable rate borrowings approximate their fair values due to variable interest rates with short reset periods.

Deferred Compensation Plan Assets/Liabilities

The fair values of deferred compensation plan assets and liabilities, which are held in mutual funds, are based upon the quoted market value of the securities held within the mutual funds.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Value of Financial Instruments

Derivative Financial Instruments

The fair values for the Company's commodity hedging agreements are based on current settlement values at each balance sheet date. The fair values of the commodity hedging agreements at each balance sheet date represent the estimated amounts the Company would have received or paid upon termination of these agreements. Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.

The carrying amounts and fair values of the Company's debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	Sept. 29, 2013		Dec. 30, 2012		Sept. 30, 2012
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(373,520)	$(411,197)	$(373,386)	$(426,050)	$(523,344)	$(577,775)
Deferred compensation plan assets	15,875	15,875	13,011	13,011	12,854	12,854
Deferred compensation plan liabilities	(15,875)	(15,875)	(13,011)	(13,011)	(12,854)	(12,854)
Commodity hedging agreements	0	0	500	500	1,037	1,037
Non-public variable rate debt	(40,000)	(40,000)	(50,000)	(50,000)	0	0

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Value of Financial Instruments

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan and commodity hedging agreements:

	Sept. 29, 2013		Dec. 30, 2012		Sept. 30, 2012
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$15,875		$13,011		$12,854
Commodity hedging agreements		$0		$500		$1,037
Liabilities
Deferred compensation plan liabilities	15,875		13,011		12,854

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

13. Other Liabilities

Other liabilities were summarized as follows:

In Thousands	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012
Accruals for executive benefit plans	$106,370	$101,220	$99,568
Other	16,838	17,083	17,020

Total other liabilities	$123,208	$118,303	$116,588

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

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $33.5 million, $35.9 million and $36.6 million as of September 29, 2013, December 30, 2012 and September 30, 2012, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on September 29, 2013 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $46.1 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of September 29, 2013, SAC had total assets of approximately $41 million and total debt of approximately $22 million. SAC had total revenues for YTD 2013 of approximately $138 million. As of September 29, 2013, Southeastern had total assets of approximately $348 million and total debt of approximately $139 million. Southeastern had total revenue for YTD 2013 of approximately $525 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 29, 2013, these letters of credit totaled $23.1 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009, which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. The requirement to maintain restricted cash for these letters of credit was eliminated in the first quarter of 2012.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of September 29, 2013 amounted to $40.7 million and expire at various dates through 2022.

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

15. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2013 and YTD 2012 was 28.8% and 40.5%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2013 and YTD 2012 was 31.1% and 43.1%, respectively.

The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2013	2012
Statutory expense	$17,653	$16,603
State income taxes, net of federal benefit	2,093	2,052
Valuation allowance change	(1)	1,172
Noncontrolling interest – Piedmont	(1,348)	(1,324)
Manufacturing deduction benefit	(1,678)	(1,412)
Meals and entertainment	1,070	1,024
Adjustment for uncertain tax positions	(223)	378
Adjustment for state tax legislation	(2,261)	0
Other, net	(755)	735

Income tax expense	$14,550	$19,228

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

As of September 29, 2013, the Company had $2.8 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. As of December 30, 2012, the Company had $5.5 million of uncertain tax positions, including accrued interest, of which $3.0 million would affect the Company’s effective tax rate if recognized. As of September 30, 2012, the Company had $5.1 million of uncertain tax positions, including accrued interest, of which $2.6 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

In Q3 2013, the Company reduced its liability for uncertain tax positions by $3.4 million, of which only $0.9 million was a decrease to income tax expense. In Q3 2012, the Company reduced its liability for uncertain tax positions by $0.2 million all of which was a decrease to income tax expense. The reduction to the liability for uncertain tax positions was primarily due to the lapse of the applicable statute of limitations.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2013, December 30, 2012, and September 30, 2012, the Company had $0.2 million, $0.5 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions. Income tax expense included an interest credit of $0.3 million in YTD 2013 and interest expense of $0.1 million in YTD 2012.

The American Taxpayer Relief Act (“Act”) was signed into law on January 2, 2013. The Act approved a retroactive extension of certain favorable business and energy tax provisions that had expired at the end of 2011 which are applicable to the Company. The Company recorded a reduction to income tax expense totaling $0.4 million related to the Act in YTD 2013, which is included in the other, net line of the reconciliation of income tax expense table.

During Q3 2013, state tax legislation was enacted that reduces the corporate tax rate in that state from 6.9% to 6.0% effective January 1, 2014. A further reduction to the corporate tax rate from 6.0% to 5.0% will become effective January 1, 2015. This reduction in the corporate tax rate decreases the Company’s income tax expense by approximately $2.3 million due to the impact on the Company’s net deferred tax liabilities. The total impact of this legislation was recorded in Q3 2013.

In YTD 2012, the Company increased its valuation allowance by $1.2 million. The net effect of this adjustment was an increase to income tax expense. The increase to the valuation allowance was primarily due to the Company’s assessment of its ability to use certain net operating loss carryforwards.

Tax years from 2010 remain open to examination by the Internal Revenue Service, and various tax years from 1995 remain open to examination by certain state tax jurisdictions to which the Company is subject due to loss carryforwards.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

On September 13, 2013, the Internal Revenue Service and the United States Treasury Department issued final tax regulations that provide guidance regarding the deduction and capitalization of expenditures related to tangible property. The Company does not expect the final tax regulations to have a material impact on the consolidated financial statements.

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

A summary of accumulated other comprehensive loss for Q3 2013 and Q3 2012 is as follows:

In Thousands	June 30, 2013	Pre-tax Activity	Tax Effect	Sept. 29, 2013
Net pension activity:
Actuarial loss	$(75,388)	$837	$(323)	$(74,874)
Prior service costs	(28)	4	(2)	(26)
Net postretirement benefits activity:
Actuarial loss	(21,574)	700	(270)	(21,144)
Prior service costs	3,874	(377)	146	3,643
Foreign currency translation adjustment	6	(1)	0	5

Total	$(93,110)	$1,163	$(449)	$(92,396)

In Thousands	July 1, 2012	Pre-tax Activity	Tax Effect	Sept. 30, 2012
Net pension activity:
Actuarial loss	$(63,948)	$693	$(272)	$(63,527)
Prior service costs	(38)	5	(2)	(35)
Net postretirement benefits activity:
Actuarial loss	(20,501)	613	(241)	(20,129)
Prior service costs	4,792	(379)	148	4,561
Foreign currency translation adjustment	6	0	0	6

Total	$(79,689)	$932	$(367)	$(79,124)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for YTD 2013 and YTD 2012 is as follows:

In Thousands	Dec. 30, 2012	Pre-tax Activity	Tax Effect	Sept. 29, 2013
Net pension activity:
Actuarial loss	$(76,407)	$2,513	$(980)	$(74,874)
Prior service costs	(33)	12	(5)	(26)
Net postretirement benefits activity:
Actuarial loss	(22,425)	2,100	(819)	(21,144)
Prior service costs	4,334	(1,133)	442	3,643
Foreign currency translation adjustment	5	0	0	5

Total	$(94,526)	$3,492	$(1,362)	$(92,396)

In Thousands	Jan. 1, 2012	Pre-tax Activity	Tax Effect	Sept. 30, 2012
Net pension activity:
Actuarial loss	$(64,789)	$2,080	$(818)	$(63,527)
Prior service costs	(44)	15	(6)	(35)
Net postretirement benefits activity:
Actuarial loss	(21,244)	1,838	(723)	(20,129)
Prior service costs	5,251	(1,137)	447	4,561
Foreign currency translation adjustment	6	0	0	6

Total	$(80,820)	$2,796	$(1,100)	$(79,124)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
Q3 2013
Cost of sales	$76	$42	$118
S,D&A expenses	765	281	1,046

Subtotal pre-tax	841	323	1,164
Income tax expense	325	124	449

Total after tax effect	$516	$199	$715

Q3 2012
Cost of sales	$77	$28	$105
S,D&A expenses	621	206	827

Subtotal pre-tax	698	234	932
Income tax expense	274	93	367

Total after tax effect	$424	$141	$565

YTD 2013
Cost of sales	$227	$116	$343
S,D&A expenses	2,298	851	3,149

Subtotal pre-tax	2,525	967	3,492
Income tax expense	985	377	1,362

Total after tax effect	$1,540	$590	$2,130

YTD 2012
Cost of sales	$230	$84	$314
S,D&A expenses	1,865	617	2,482

Subtotal pre-tax	2,095	701	2,796
Income tax expense	824	276	1,100

Total after tax effect	$1,271	$425	$1,696

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Capital Transactions

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2013 and YTD 2012, dividends of $.75 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in YTD 2013 was $1.9 million, which was based upon a common stock share price of $63.36 on September 27, 2013. Compensation expense for the Performance Unit Award Agreement recognized in YTD 2012 was $2.0 million, which was based upon a common stock share price of $68.10 on September 28, 2012.

18. Benefit Plans

Pension Plans

All benefits under the primary Company-sponsored pension plan were frozen as of June 30, 2006 and no benefits have accrued to participants after this date. The Company also sponsors a pension plan for certain employees under collective bargaining agreements. Benefits under the pension plan for collectively bargained employees are determined in accordance with negotiated formulas for the respective participants. Contributions to the plans are based on actuarial determined amounts and are limited to the amounts currently deductible for income tax purposes.

The components of net periodic pension cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2013	2012	2013	2012
Service cost	$32	$28	$96	$83
Interest cost	3,086	3,124	9,258	9,371
Expected return on plan assets	(3,546)	(2,973)	(10,640)	(8,918)
Amortization of prior service cost	4	5	12	15
Recognized net actuarial loss	837	693	2,513	2,080

Net periodic pension cost	$413	$877	$1,239	$2,631

The Company contributed $0.1 million to the Company-sponsored pension plans during YTD 2013. Anticipated contributions for the two Company-sponsored pension plans will be in the range of $2 million to $3 million during the remainder of 2013.

In Q3 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to certain terminated plan participants meeting certain criteria. The benefit election window was open during Q3 2013 and benefit distributions will be made during Q4 2013. Based upon the number of plan participants electing to take a distribution, and the total amount of such distributions, the Company will incur a non-cash charge of approximately $12 million in Q4 2013 when the distributions are made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets will reduce the cost of administering the pension plan in the future.

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

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2013	2012	2013	2012
Service cost	$412	$316	$1,238	$948
Interest cost	715	781	2,145	2,344
Recognized net actuarial loss	700	613	2,100	1,838
Amortization of prior service cost	(377)	(379)	(1,133)	(1,137)

Net periodic postretirement benefit cost	$1,450	$1,331	$4,350	$3,993

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements.

During 2012, the Company changed the Company’s 401(k) Saving Plan matching contribution from fixed to discretionary, maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during 2012. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2012. The Company made this contribution payment for 2012 in Q1 2013. The Company has accrued the 5% discretionary matching contribution for YTD 2013, as this is the best estimate of the Company’s probable obligation. The total expense for this benefit was $5.8 million and $6.4 million in YTD 2013 and YTD 2012, respectively.

Multi-Employer Benefits

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of September 29, 2013, the Company had a liability of $9.4 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of September 29, 2013, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2013	2012
Payments by the Company for concentrate, syrup, sweetener and other purchases	$309.9	$313.9
Marketing funding support payments to the Company	32.6	33.1

Payments by the Company net of marketing funding support	$277.3	$280.8

Payments by the Company for customer marketing programs	$43.2	$43.1
Payments by the Company for cold drink equipment parts	6.9	7.1
Fountain delivery and equipment repair fees paid to the Company	9.4	9.1
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	4.0	2.6
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	3.0	2.1

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $45.4 million and $49.2 million in YTD 2013 and YTD 2012, respectively. Purchases from CCR under this arrangement were $34.9 million and $23.3 million in YTD 2013 and YTD 2012, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $19.3 million and $18.3 million in YTD 2013 and YTD 2012, respectively.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.3 million in both YTD 2013 and YTD 2012. Amounts due from CCBSS for rebates on raw materials were $5.0 million, $3.8 million and $4.0 million as of September 29, 2013, December 30, 2012 and September 30, 2012, respectively. CCR is also a member of CCBSS.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $104.7 million and $106.9 million in YTD 2013 and YTD 2012, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.2 million and $1.1 million in YTD 2013 and YTD 2012, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $21.9 million as of September 29, 2013. The Company’s equity investment in SAC was $4.1 million as of September 29, 2013, December 30, 2012 and September 30, 2012 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases a majority of its requirements for plastic bottles. Net purchases from these entities were $60.4 million in YTD 2013 and $63.3 million in YTD 2012. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $11.6 million as of September 29, 2013. The Company’s equity investment in Southeastern was $20.8 million, $19.5 million and $19.5 million as of September 29, 2013, December 30, 2012 and September 30, 2012, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against SAC or Southeastern guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of September 29, 2013 nor was there any impairment in 2012.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of September 29, 2013, December 30, 2012 and September 30, 2012 was $22.7 million, $24.1 million and $24.6 million, respectively. Rental payments related to this lease were $2.7 million and $2.6 million in YTD 2013 and YTD 2012, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s sole shareholder is J. Frank Harrison, III. The principal balance outstanding under this capital lease as of September 29, 2013, December 30, 2012 and September 30, 2012 was $23.5 million, $25.1 million and $25.6 million, respectively. Rental payments related to this lease were $3.1 million and $3.0 million in YTD 2013 and YTD 2012, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Net Sales by Product Category

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2013	2012	2013	2012
Bottle/can sales:
Sparkling beverages (including energy products)	$273,905	$271,279	$798,271	$809,640
Still beverages	73,336	68,256	196,352	186,067

Total bottle/can sales	347,241	339,535	994,623	995,707
Other sales:
Sales to other Coca-Cola bottlers	42,030	39,160	126,621	111,855
Post-mix and other	45,193	41,160	125,750	120,171

Total other sales	87,223	80,320	252,371	232,026

Total net sales	$434,464	$419,855	$1,246,994	$1,227,733

Sparkling beverages are carbonated beverages as well as energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2013	2012	2013	2012
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$16,169	$10,079	$32,260	$25,391
Less dividends:
Common Stock	1,785	1,785	5,356	5,356
Class B Common Stock	527	522	1,577	1,561

Total undistributed earnings	$13,857	$7,772	$25,327	$18,474

Common Stock undistributed earnings – basic	$10,698	$6,013	$19,563	$14,301
Class B Common Stock undistributed earnings – basic	3,159	1,759	5,764	4,173

Total undistributed earnings – basic	$13,857	$7,772	$25,327	$18,474

Common Stock undistributed earnings – diluted	$10,652	$5,987	$19,479	$14,239
Class B Common Stock undistributed earnings – diluted	3,205	1,785	5,848	4,235

Total undistributed earnings – diluted	$13,857	$7,772	$25,327	$18,474

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Common Stock undistributed earnings – basic	10,698	6,013	19,563	14,301

Numerator for basic net income per Common Stock share	$12,483	$7,798	$24,919	$19,657

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$527	$522	$1,577	$1,561
Class B Common Stock undistributed earnings – basic	3,159	1,759	5,764	4,173

Numerator for basic net income per Class B Common Stock share	$3,686	$2,281	$7,341	$5,734

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2013	2012	2013	2012
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	527	522	1,577	1,561
Common Stock undistributed earnings – diluted	13,857	7,772	25,327	18,474

Numerator for diluted net income per Common Stock share	$16,169	$10,079	$32,260	$25,391

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$527	$522	$1,577	$1,561
Class B Common Stock undistributed earnings – diluted	3,205	1,785	5,848	4,235

Numerator for diluted net income per Class B Common Stock share	$3,732	$2,307	$7,425	$5,796

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2013	2012	2013	2012
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,109	2,089	2,104	2,084

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,290	9,270	9,285	9,265
Class B Common Stock weighted average shares outstanding – diluted	2,149	2,129	2,144	2,124

Basic net income per share:
Common Stock	$1.75	$1.09	$3.49	$2.75

Class B Common Stock	$1.75	$1.09	$3.49	$2.75

Diluted net income per share:
Common Stock	$1.74	$1.09	$3.47	$2.74

Class B Common Stock	$1.74	$1.08	$3.46	$2.73

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

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

The Company obtains all of its aluminum cans from two domestic suppliers. The Company currently obtains a majority of its plastic bottles from two domestic entities. See Note 14 and Note 19 to the consolidated financial statements for additional information.

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

Approximately 7% of the Company’s labor force is covered by collective bargaining agreements. One collective bargaining agreement covering approximately .4% of the Company’s employees expired during 2012 and the Company entered into a new agreement during 2012. One collective bargaining agreement covering approximately .3% of the Company’s employees expired during Q1 2013 and the Company entered into a new agreement in Q1 2013. One collective bargaining agreement covering approximately .4% of the Company’s employees will expire in Q4 2013.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
In Thousands	2013	2012
Accounts receivable, trade, net	$(10,544)	$(5,638)
Accounts receivable from The Coca-Cola Company	(9,028)	(11,137)
Accounts receivable, other	(1,650)	2,291
Inventories	(4,331)	(8,334)
Prepaid expenses and other current assets	802	1,405
Accounts payable, trade	7,085	7,120
Accounts payable to The Coca-Cola Company	15,533	7,881
Other accrued liabilities	(1,255)	8,723
Accrued compensation	(6,298)	(4,885)
Accrued interest payable	5,320	6,673

(Increase) decrease in current assets less current liabilities	$(4,366)	$4,099

Non-cash activity

Additions to property, plant and equipment of $2.0 million and $2.2 million have been accrued but not paid and are recorded in accounts payable, trade as of September 29, 2013 and September 30, 2012, respectively.

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

Revision of Prior Period Financial Statements

During the fourth quarter of 2012, Coca-Cola Bottling Co. Consolidated (“the Company”) identified an error in the treatment of a certain prior year deferred tax asset in the Consolidated Balance Sheets. This resulted in an understatement of the net noncurrent deferred income tax liability and an overstatement of retained earnings, and therefore equity, for each of the impacted periods. This error affected the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as presented in each of the quarters of 2012. The Company has revised prior period financial statements to correct this immaterial error. Refer to Note 1 Significant Accounting Policies – Revision of Prior Financial Statements for further details. This revision did not affect the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows for any of these periods. The discussion and analysis included herein is based on the financial results (and revised Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity) for the periods ended September 29, 2013, December 30, 2012 and September 30, 2012.

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

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the third quarter of 2013 (“Q3 2013”) and the first nine months of 2013 (“YTD 2013”) and changes from the third quarter of 2012 (“Q3 2012”) and the first nine months of 2012 (“YTD 2012”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q3 2013 and YTD 2013 compared to Q3 2012 and YTD 2012, respectively.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q3 2013 compared to year-end 2012 and the end of Q3 2012 as presented in the consolidated financial statements.

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

In Q3 2013, the Company recorded an out-of-period adjustment of $1.3 million for reimbursements received in the third quarter from brand companies for net price reductions to certain of our customers on their products that occurred in the previous two quarters. This out-of-period item did not have a material impact on the current or either of the previously reported periods.

In Q3 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to certain terminated plan participants meeting certain criteria. The benefit election window was open during Q3 2013 and benefit distributions will be made during the fourth quarter of 2013 (“Q4 2013”). Based upon the number of plan participants electing to take a distribution, and the total amount of such distributions, the Company will incur a non-cash charge of approximately $12 million in Q4 2013 when the distributions are made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets will reduce the cost of administering the pension plan in the future. On September 4, 2013, the Company entered into an amendment to its $200 million five-year unsecured revolving credit facility (“$200 million facility”). The amendment clarified that the non-cash charge to be incurred by the Company in Q4 2013 will be excluded from the calculation of the financial covenants of the $200 million facility to the extent that the non-cash charge is recognized on or before December 31, 2013 and does not exceed $12.0 million.

Proposed Expansion of Company’s Franchised Territory

The Company announced on April 16, 2013 that it had signed a non-binding letter of intent with The Coca-Cola Company to expand the Company's franchise territory to include distribution rights in parts of Tennessee and Kentucky that include such major markets as Knoxville, Tennessee and Lexington and Louisville, Kentucky. The parties have subsequently agreed to include Evansville, Indiana in the proposed expanded franchise territory. Coca-Cola Refreshments USA, Inc. ("CCR"), a wholly owned subsidiary of The Coca-Cola Company, currently serves all of the proposed expanded territory.

The Company would acquire distribution rights in the expanded territory for brands owned by The Coca-Cola Company by entering into a sub-bottling arrangement with CCR requiring the Company to make ongoing payments to CCR. CCR would also transfer to the Company its rights to distribute the brands currently distributed by CCR in the proposed expanded territory that are not owned by The Coca-Cola Company. In addition to distribution rights, the Company would also acquire from CCR certain distribution assets and certain working capital associated with CCR’s operations in the expanded territory. The Company would not acquire any production assets from CCR and would not have production rights in the proposed expanded territory, but would enter into a product supply and such other agreements as may be necessary for the Company to serve the expanded territory. The consideration for the proposed transaction also involves the Company exchanging with CCR certain franchised territories the Company currently serves in western Tennessee for portions of the expanded territory.

This proposed transaction with The Coca-Cola Company remains subject to the parties reaching definitive agreements by the end of 2013 with the transaction currently expected to close in more than one closing occurring between May and December 2014 involving different parts of the expanded territory. The parties are continuing to negotiate the terms and conditions of definitive agreements and related documentation, however, and there is no assurance that the parties will enter into such agreements or that any of the anticipated closings will occur.

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

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents approximately 80% of the Company’s YTD 2013 bottle/can net sales.

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

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2013	2012	2013	2012
Bottle/can sales:
Sparkling beverages (including energy products)	$273,905	$271,279	$798,271	$809,640
Still beverages	73,336	68,256	196,352	186,067

Total bottle/can sales	347,241	339,535	994,623	995,707
Other sales:
Sales to other Coca-Cola bottlers	42,030	39,160	126,621	111,855
Post-mix and other	45,193	41,160	125,750	120,171

Total other sales	87,223	80,320	252,371	232,026

Total net sales	$434,464	$419,855	$1,246,994	$1,227,733

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $151.0 million and $150.9 million in YTD 2013 and YTD 2012, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products. In addition, the Company has closed a number of smaller sales distribution centers over the past several years, reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q3 2013 and YTD 2013

•	a $0.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program in YTD 2013;

•	a $1.2 million gain on the sale of a distribution facility that was no longer used in the first quarter of 2013 (“Q1 2013”);

•	a $0.4 million decrease to income tax expense related to the American Taxpayer Relief Act in Q1 2013;

•

a $3.1 million pre-tax favorable adjustment to net sales in Q3 2013 related to a refund of 2012 cooperative trade marketing funds paid by the Company to The Coca-Cola Company that were not spent in 2012;

•	a $2.3 million decrease to income tax expense related to state tax legislation enacted during Q3 2013; and

•	a $0.9 million decrease to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2013 primarily due to the lapse of the applicable statute of limitations.

Q3 2012 and YTD 2012

•	a $1.0 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2013 aluminum hedging program in Q3 2012 and YTD 2012;

•	a $0.4 million and a $1.2 million additional income tax expense to increase the valuation allowance for certain deferred tax assets of the Company in Q3 2012 and YTD 2012, respectively; and

•	a $0.2 million decrease to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2012 primarily due to the lapse of applicable statute of limitations.

The following overview provides a summary of key information concerning the Company’s financial results for Q3 2013 and YTD 2013 compared to Q3 2012 and YTD 2012.

	Third Quarter			%
In Thousands (Except Per Share Data)	2013	2012	Change	Change
Net sales	$434,464	$419,855	$14,609	3.5
Cost of sales	258,352	248,927	9,425	3.8
Gross margin	176,112	170,928	5,184	3.0
S,D&A expenses	145,912	143,490	2,422	1.7
Income from operations	30,200	27,438	2,762	10.1
Interest expense, net	7,361	9,033	(1,672)	(18.5)
Income before taxes	22,839	18,405	4,434	24.1
Income tax expense	4,756	7,191	(2,435)	(33.9)
Net income	18,083	11,214	6,869	61.3
Net income attributable to the Company	16,169	10,079	6,090	60.4

Basic net income per share:
Common Stock	$1.75	$1.09	$.66	60.6
Class B Common Stock	$1.75	$1.09	$.66	60.6

Diluted net income per share:
Common Stock	$1.74	$1.09	$.65	59.6
Class B Common Stock	$1.74	$1.08	$.66	61.1

	First Nine Months			%
In Thousands (Except Per Share Data)	2013	2012	Change	Change
Net sales	$1,246,994	$1,227,733	$19,261	1.6
Cost of sales	746,868	727,798	19,070	2.6
Gross margin	500,126	499,935	191	0.0
S,D&A expenses	427,539	425,315	2,224	0.5
Income from operations	72,587	74,620	(2,033)	(2.7)
Interest expense, net	22,149	27,183	(5,034)	(18.5)
Income before taxes	50,438	47,437	3,001	6.3
Income tax expense	14,550	19,228	(4,678)	(24.3)
Net income	35,888	28,209	7,679	27.2
Net income attributable to the Company	32,260	25,391	6,869	27.1

Basic net income per share:
Common Stock	$3.49	$2.75	$.74	26.9
Class B Common Stock	$3.49	$2.75	$.74	26.9

Diluted net income per share:
Common Stock	$3.47	$2.74	$.73	26.6
Class B Common Stock	$3.46	$2.73	$.73	26.7

The Company’s net sales increased 3.5% in Q3 2013 compared to Q3 2012. The Company’s net sales increased 1.6% in YTD 2013 compared to YTD 2012. The increase in net sales in Q3 2013 compared to Q3 2012 was primarily due to a .8% increase in bottle/can sales to retail customers price per unit, a 6.4% increase in sales volume to other Coca-Cola bottlers and a ..6% increase in bottle/can volume to retail customers. The increase in net sales YTD 2013 compared to YTD 2012 was primarily due to a 15.3% increase in sales volume to other Coca-Cola bottlers and a .7% increase in bottle/can sales to retail customers price per unit partially offset by 1.2%

decrease in bottle/can volume to retail customers. The decrease in bottle/can volume to retail customers in YTD 2013 compared to YTD 2012 was primarily due to volume decrease in sparkling beverages. The increase in bottle/can volume to retail customers in Q3 2013 compared to Q3 2012 was primarily due to a volume increase in still beverages. The Company’s bottle/can volume to retail customers was impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013. The increases in sales volume to other Coca-Cola bottlers in YTD 2013 compared to YTD 2012 was primarily due to an increase in sparkling can beverages. The Company’s sales volume increases to other Coca-Cola bottlers in YTD 2013 compared to YTD 2012 were primarily due to the closing of a can production facility by another Coca-Cola bottler; the Company replaced part of the closed facility’s production.

Gross margin dollars increased 3.0% in Q3 2013 compared to Q3 2012. The Company’s gross margin percentage decreased to 40.5% in Q3 2013 from 40.7% in Q3 2012. Gross margin dollars were materially unchanged in YTD 2013 compared to YTD 2012. The Company’s gross margin percentage decreased to 40.1% in YTD 2013 from 40.7% in YTD 2012. The decreases in gross margin percentages were primarily due to higher sales volume to other Coca-Cola bottlers which has lower gross margin than bottle/can retail sales, an increase in raw material costs and increased purchases of finished product partially offset by higher sales price per unit for sales to retail customers and the refund of the 2012 cooperative trade marketing funds.

S,D&A expenses increased 1.7% in Q3 2013 from Q3 2012. The increase in S,D&A expenses in Q3 2013 from Q3 2012 was attributable primarily to increased employee salaries and wages, increased professional fees and increased bonus and incentive expenses, offset by decreased property and casualty insurance expense. S,D&A expenses increased .5% in YTD 2013 from YTD 2012. Similar to the quarter, the increase in S,D&A expenses in YTD 2013 from YTD 2012 was attributable primarily to increased employee salaries and wages, increased professional fees, increased bonus and incentive expense, offset by decreased depreciation and amortization expense of property, plant and equipment, decreased marketing expense, decreased property and casualty insurance expense and a gain on the sale of a distribution facility that was no longer used.

Net interest expense decreased 18.5% in YTD 2013 compared to YTD 2012. The decrease was primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.8% during YTD 2013 from 6.1% during YTD 2012.

Income tax expense decreased 24.3% in YTD 2013 as compared to YTD 2012. The decrease to income tax expense was primarily due to a reduction of $0.4 million associated with the American Taxpayer Relief Act enacted on January 2, 2013, a reduction of $2.3 million associated with state tax legislation that reduced the corporate tax rate and a reduction of $0.9 million related to a decrease to the liability for uncertain tax positions.

Net debt and capital lease obligations were summarized as follows:

In Thousands	Sept. 29, 2013	Dec. 30, 2012	Sept. 30, 2012
Debt	$413,520	$423,386	$523,344
Capital lease obligations	66,110	69,581	70,802

Total debt and capital lease obligations	479,630	492,967	594,146
Less: Cash and cash equivalents	25,283	10,399	112,661

Total net debt and capital lease obligations (1)	$454,347	$482,568	$481,485

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

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

Results of Operations

Q3 2013 Compared to Q3 2012 and YTD 2013 Compared to YTD 2012

Net Sales

Net sales increased $14.6 million, or 3.5%, to $434.5 million in Q3 2013 compared to $419.9 million in Q3 2012. Net sales increased $19.3 million, or 1.6%, to $1,247.0 million in YTD 2013 compared to $1,227.7 million in YTD 2012.

The increase in net sales for Q3 2013 compared to Q3 2012 was principally attributable to the following:

Q3 2013	Attributable to:
(In Millions)
$3.1

Refund of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to the collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the current quarter. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

2.5	.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
2.5	6.4% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling beverages
2.1	.6% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
1.9	Increase in freight revenue
(0.6)	2.7% decrease in post-mix sales volume
0.6	2.5% increase in post-mix sales price per unit
2.5	Other

$14.6	Total increase in net sales

The increase in net sales for YTD 2013 compared to YTD 2012 was principally attributable to the following:

YTD 2013	Attributable to:
(In Millions)
$17.2	15.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
(11.5)	1.2% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages except energy products
7.3	.7% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
3.2	Increase in freight revenue
3.1

Refund of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to the collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the current quarter. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

(2.4)	1.8% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling beverage sales volume which has lower sales price per unit
(2.4)	3.6% decrease in post-mix sales volume
1.2	1.9% increase in post-mix sales price per unit
3.6	Other

$19.3	Total increase in net sales

The Company’s bottle/can volume was impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013. The Company’s sales volume increases to other Coca-Cola bottlers were primarily due to the closing of a can production facility by another bottler; the Company replaced part of the closed facility’s production.

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

Product category sales volume in Q3 2013 and Q3 2012 and YTD 2013 and YTD 2012 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2013	Q3 2012	% Increase (Decrease)
Sparkling beverages (including energy products)	78.7%	80.3%	(1.4)
Still beverages	21.3%	19.7%	9.0

Total bottle/can sales volume	100.0%	100.0%	0.6

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2013	YTD 2012	% Increase (Decrease)
Sparkling beverages (including energy products)	80.5%	82.1%	(3.1)
Still beverages	19.5%	17.9%	7.6

Total bottle/can sales volume	100.0%	100.0%	(1.2)

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

The Company recorded delivery fees in net sales of $4.8 million and $5.3 million in YTD 2013 and YTD 2012, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 3.8%, or $9.4 million, to $258.4 million in Q3 2013 compared to $248.9 million in Q3 2012. Cost of sales increased 2.6%, or $19.1 million, to $746.9 million in YTD 2013 compared to $727.8 million in YTD 2012.

The increase in cost of sales for Q3 2013 compared to Q3 2012 was principally attributable to the following:

Q3 2013	Attributable to:
(In Millions)
$2.4	6.4% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling beverages
1.8	Increase in raw material costs and increased purchases of finished products
1.5	Increase in freight cost of sales
1.3	.6% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
1.0	Increase in cost due to the Company’s commodity hedging program
0.7	Decrease in marketing funding support received primarily from The Coca-Cola Company
(0.4)	2.7% decrease in post-mix sales volume
1.1	Other

$9.4	Total increase in cost of sales

The increase in cost of sales for YTD 2013 compared to YTD 2012 was principally attributable to the following:

YTD 2013	Attributable to:
(In Millions)
$16.5	15.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
(6.8)	1.2% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages except energy products
5.0	Increase in raw material costs and increased purchases of finished products
(2.2)	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit than other products
2.1	Increase in freight cost of sales
2.0	Increase in cost due to the Company’s commodity hedging program
1.7	Decrease in marketing funding support received primarily from The Coca-Cola Company
(1.6)	3.6% decrease in post-mix sales volume
2.4	Other

$19.1	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of sales: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the costs of some of the underlying commodities related to these inputs will have a smaller increase in 2013 compared to 2012.

The Company entered into an agreement (the “Incidence Pricing Agreement”) in 2008 with The Coca-Cola Company to test an incidence-based concentrate pricing model for 2008 for all Coca-Cola Trademark Beverages and Allied Beverages for which the Company purchases concentrate from The Coca-Cola Company. During the term of the Incidence Pricing Agreement, the pricing of the concentrates for the Coca-Cola Trademark Beverages and Allied Beverages is governed by the Incidence Pricing Agreement rather than the Cola and Allied Beverage Agreements. The concentrate price under the Incidence Pricing Agreement is impacted by a number of factors including the Company’s pricing of finished products, the channels in which the finished products are sold and package mix. The Coca-Cola Company must give the Company at least 90 days written notice before changing the price the Company pays for the concentrate. The Incidence Pricing Agreement has been extended twice and will remain in effect for the purchase of concentrate through December 31, 2013. The Company plans to extend the Incidence Pricing Agreement again after December 31, 2013.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company in 2013 and includes direct payments to the Company and payments to customers for marketing programs in 2012, was $13.4 million for Q3 2013 compared to $14.1 million for Q3 2012 and $38.7 million for YTD 2013 compared to $40.4 million for YTD 2012.

Gross Margin

Gross margin dollars increased 3.0%, or $5.2 million, to $176.1 million in Q3 2013 compared to $170.9 million in Q3 2012. Gross margin as a percentage of net sales decreased to 40.5% for Q3 2013 from 40.7% for Q3 2012. Gross margin dollars increased slightly by $.2 million, to $500.1 million in YTD 2013 compared to $499.9 million in YTD 2012. Gross margin as a percentage of net sales decreased to 40.1% for YTD 2013 from 40.7% for YTD 2012.

The increase in gross margin dollars for Q3 2013 compared to Q3 2012 was principally attributable to the following:

Q3 2013	Attributable to:
(In Millions)
$3.1

Refund of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to the collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the current quarter. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

2.5	.8% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
(1.8)	Increase in raw material costs and increased purchases of finished products
(1.0)	Increase in cost due to the Company’s commodity hedging program
0.8	.6% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
(0.7)	Decrease in marketing funding support received primarily from The Coca-Cola Company
0.6	2.5% increase in post-mix sales price per unit
0.4	Increase in freight gross margin
(0.2)	2.7% decrease in post-mix sales volume
0.1	6.4% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling beverages
1.4	Other

$5.2	Total increase in gross margin

The increase in gross margin dollars for YTD 2013 compared to YTD 2012 was principally attributable to the following:

YTD 2013	Attributable to:
(In Millions)
$7.3	.7% increase in bottle/can sales price per unit primarily due to an increase in sales price per unit in sparkling beverages except energy products
(5.0)	Increase in raw material costs and increased purchases of finished products
(4.7)	1.2% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages except energy products
3.1

Refund of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to the collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the current quarter. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

(2.4)	1.8% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling beverage sales volume which has lower sales price per unit
2.2	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit than other products
(2.0)	Increase in cost due to the Company’s commodity hedging program
(1.7)	Decrease in marketing funding support received primarily from The Coca-Cola Company
1.2	1.9% increase in post-mix sales price per unit
1.1	Increase in freight gross margin
(0.8)	3.6% decrease in post-mix sales volume
0.7	15.3% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
1.2	Other

$0.2	Total increase in gross margin

The decreases in gross margin percentages were primarily due to higher sales volume to other Coca-Cola bottlers which has lower gross margin than bottle/can retail sales, an increase in raw material costs and increased purchases of finished products partially offset by higher sales price per unit for sales to retail customers and the refund of the 2012 cooperative trade marketing funds.

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

S,D&A expenses increased by $2.4 million, or 1.7%, to $145.9 million in Q3 2013 from $143.5 million in Q3 2012. S,D&A expenses as a percentage of net sales decreased to 33.6% in Q3 2013 from 34.2% in Q2 2012. S,D&A expenses increased by $2.2 million, or .5%, to $427.5 million in YTD 2013 from $425.3 million in YTD 2012. S,D&A expenses as a percentage of net sales decreased to 34.3% in YTD 2013 from 34.6% in YTD 2012.

The increase in S,D&A expenses for Q3 2013 compared to Q3 2012 was principally attributable to the following:

Q3 2013	Attributable to:
(In Millions)
$1.4	Increase in employee salaries due to normal salary increases and additional personnel
1.4	Increase in professional fees primarily related to due diligence for possible territory expansion
(1.0)	Decrease in property and casualty insurance expense primarily due to a decrease in auto and workers’ compensation expense
0.6	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
0.4	Change in (gain)/loss on sale of property, plant and equipment primarily from the sale of a distribution facility no longer utilized
(0.4)	Other

$2.4	Total increase in S,D&A expenses

The increase in S,D&A expenses for YTD 2013 compared to YTD 2012 was principally attributable to the following:

YTD 2013	Attributable to:
(In Millions)
$3.1	Increase in employee salaries due to normal salary increases and additional personnel
(1.6)	Decrease in depreciation and amortization expense of property, plant and equipment primarily due to the change in the useful lives of certain vending equipment
1.2	Increase in professional fees primarily related to due diligence for possible territory expansion
(1.1)	Decrease in marketing expense primarily due to spending changes for various marketing programs
(1.1)	Decrease in property and casualty insurance expense primarily due to a decrease in auto and workers’ compensation insurance claims
0.7	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
(0.7)	Change in (gain)/loss on sale of property, plant and equipment primarily from the sale of distribution facilities no longer utilized
0.6	Increase in software amortization (continued investment in technology)
0.5	Increase in employee benefit costs primarily due to increased medical insurance expense offset by decreased pension expense and 401(k) match expense
0.6	Other

$2.2	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $151.0 million and $150.9 million in YTD 2013 and YTD 2012, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $0.4 million to $0.4 million in Q3 2013 from $0.8 million in Q3 2012 and by $1.2 million to $1.1 million in YTD 2013 from $2.3 million in YTD 2012.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not part of collective bargaining agreements. During the first quarter of 2012, the Company changed the Company’s 401(k) Savings Plan matching contribution from fixed to discretionary, maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during 2012. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2012. The Company made this contribution for 2012 in the first quarter of 2013. The total costs recorded in S,D&A expenses for this benefit in YTD 2013 and YTD 2012 were $5.1 million and $5.6 million, respectively. The Company used its best estimate of the Company’s probable obligation for these periods.

Interest Expense

Net interest expense decreased 18.5% in both Q3 2013 compared to Q3 2012 and YTD 2013 compared to YTD 2012. The decreases were primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.8% during YTD 2013 from 6.1% during YTD 2012.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2013 and YTD 2012 was 28.8% and 40.5%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2013 and YTD 2012 was 31.1% and 43.1%, respectively. The decrease in the effective tax rate for YTD 2013 resulted primarily from certain favorable tax provisions associated with the American Taxpayer Relief Act enacted on January 2, 2013, state tax legislation enacted in Q3 2013 that reduced the corporate tax rate and a reduction to the liability for uncertain tax positions.

In YTD 2012, the Company increased its valuation allowance by $1.2 million. The net effect of this adjustment was an increase to income tax expense due primarily to the Company’s assessment of its ability to use certain net operating loss carryforwards.

On September 13, 2013, the Internal Revenue Service and the United States Treasury Department issued final tax regulations that provide guidance regarding the deduction and capitalization of expenditures related to tangible property. The Company does not expect the final tax regulations to have a material impact on the consolidated financial statements.

The Company’s effective tax rate for the remainder of 2013 is dependent upon the results of operations and may change if the results in 2013 are different from current expectations.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.6 million and $2.8 million in YTD 2013 and YTD 2012, respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.32 billion at September 29, 2013, from $1.28 billion at December 30, 2012 primarily due to increases in cash and cash equivalents, accounts receivables, inventories and other assets, offset by a decrease in property, plant and equipment, net.

Net working capital, defined as current assets less current liabilities, increased by $30.5 million to $55.5 million at September 29, 2013 from December 30, 2012 and increased by $19.7 million at September 29, 2013 from September 30, 2012.

Significant changes in net working capital from December 30, 2012 were as follows:

•	An increase in cash and cash equivalents of $14.9 million primarily due to borrowings from the Company’s $200 million facility.

•	An increase in accounts receivable, trade of $10.5 million primarily due to normal seasonal increase in sales.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $9.0 million and $15.5 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $4.3 million primarily due to normal seasonal increase in sales.

•	A decrease in accrued compensation of $5.7 million primarily due to the payment of bonuses in March 2013.

•	A decrease in accounts payable trade of $5.4 million primarily due to timing of payments.

•	An increase in accrued interest payable of $5.3 million primarily due to timing of payments.

Significant changes in net working capital from September 30, 2012 were as follows:

•	A decrease in cash and cash equivalents of $87.4 million primarily due to the repayment of senior notes in November 2012 offset by subsequent borrowings.

•

A decrease in current portion of long-term debt of $100.0 million due to the repayment of $150 million of senior notes that matured in November 2012. At September 30, 2012, $120 million of the $150 million Senior Notes due 2012 was classified as current as this was the expected amount to be paid from available cash plus amounts borrowed from an uncommitted line of credit. The remaining $30 million of senior notes due in 2012 was expected to be paid from amounts to be borrowed on the Company’s $200 million facility.

•	A decrease in other accrued liabilities of $3.0 million primarily due to a decrease in accrued income taxes.

Debt and capital lease obligations were $479.6 million as of September 29, 2013 compared to $493.0 million as of December 30, 2012 and $594.1 million as of September 30, 2012. Debt and capital lease obligations as of September 29, 2013 included $66.1 million of capital lease obligations related primarily to Company facilities.

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

As of September 29, 2013, the Company had $180 million available under the $200 million facility to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On September 4, 2013, the Company entered into an amendment to its $200 million facility. The amendment clarified that the non-cash charge to be incurred by the Company in Q4 2013 as a result of the Company’s limited-time offer of a lump sum distribution of pension benefits to certain pension plan participants will be excluded from the calculation of the financial covenants described above to the extent that the non-cash charge is recognized on or before December 31, 2013 and does not exceed $12.0 million. See Note 18 to the consolidated financial statements for additional information on the limited-time pension distribution. The Company currently believes that all of the banks participating in the $200 million facility have the ability to and will meet any funding requests from the Company.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank.

In November 2012, the Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of senior notes. The Company classified $30 million of these senior notes as long-term at September 30, 2012 which represented the portion of the series of maturing senior notes that the Company expected at such time to repay from borrowings under the $200 million facility.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of September 29, 2013, $373.5 million of the Company’s total outstanding balance of debt and capital lease obligations of $479.6 million was financed through publicly offered debt. The Company had capital lease obligations of $66.1 million as of September 29, 2013. As of September 29, 2013, the Company had $20.0 million outstanding under the $200 million facility and $20.0 million outstanding under the Company’s uncommitted line of credit.

Cash Sources and Uses

The primary sources of cash for the Company have been cash provided by operating activities and available credit facilities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments and income tax payments.

A summary of activity for YTD 2013 and YTD 2012 follows:

	First Nine Months
In Millions	2013	2012
Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$88.7	$91.7
Proceeds from $200 million facility	55.0	—
Proceeds from the reduction of restricted cash	—	3.0
Proceeds from the sale of property, plant and equipment	6.0	.5

Total cash sources	$149.7	$95.2

Cash Uses
Capital expenditures	$45.2	$35.5
Payment on $200 million facility	65.0	—
Payment on capital lease obligations	3.9	3.5
Dividends	6.9	6.9
Income tax payments	13.6	9.1
Contributions to pension plans	.1	18.2
Other	.1	.1

Total cash uses	$134.8	$73.3

Increase in cash	$14.9	$21.9

Based on current projections, the Company anticipates its cash requirements for income taxes will be in the range of $2 million to $7 million for the remainder of 2013.

Operating Activities

During YTD 2013, cash flow provided by operating activities increased by $10.6 million compared to YTD 2012. The increase in cash flow provided by operating activities was primarily due to $18.2 million in pension payments made in YTD 2012 compared to $0.1 million pension payments in YTD 2013. These increases in cash flow provided by operating activities were offset by a $4.5 million increase in income tax payments.

Investing Activities

Additions to property, plant and equipment during YTD 2013 were $32.7 million of which $2.0 million were accrued in accounts payable, trade as unpaid. This compared to $32.6 million in total additions to property, plant and equipment during YTD 2012 of which $2.2 million were accrued in accounts payable, trade as unpaid. Capital expenditures during YTD 2013 were funded with cash flows from operations and available credit facilities. The Company anticipates total additions to property, plant and equipment in fiscal year 2013 will be in the range of $60 million to $70 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of September 29, 2013, the Company had $180 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On September 4, 2013, the Company entered into an amendment to its $200 million facility. The amendment clarified that the non-cash charge to be incurred by the Company in Q4 2013 as a result of the Company’s limited-time offer of a lump sum distribution of pension benefits to certain pension plan participants will be excluded from the calculation of the financial covenants described above to the extent that the non-cash charge is recognized on or before December 31, 2013 and does not exceed $12.0 million. See Note 18 to the consolidated financial statements for additional information on the limited-time pension distribution.

The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company. On September 29, 2013 and December 30, 2012, the Company had $20.0 million and $30.0 million, respectively, of outstanding borrowings on the $200 million facility. On September 30, 2012, the Company had no outstanding borrowings on the $200 million facility.

During YTD 2013, the Company’s net borrowings under its $200 million facility decreased $10.0 million due to increased cash available for repayments as a result of seasonally lower working capital requirements. During YTD 2012, the Company used cash on hand to fund working capital requirements and capital expenditures.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On both September 29, 2013 and December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit. On September 30, 2012, the Company had no outstanding borrowings under the uncommitted line of credit.

As of September 29, 2013, December 30, 2012 and September 30, 2012, the weighted average interest rate of the Company’s debt and capital lease obligations was 6.1%, 5.9% and 6.1%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.8% in YTD 2013 from 6.1% in YTD 2012. As of September 29, 2013, $40.0 million of the Company’s debt and capital lease obligations of $479.6 million was maintained on a floating rate basis or was subject to changes in short-term interest rates.

In November 2012, the Company used a combination of available cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of maturing senior notes. The Company classified $30 million of these senior notes at September 30, 2012 as long-term, which amount represented the portion of the maturing senior notes that the Company expected at such time to repay from borrowings under the $200 million facility. The Company’s next maturity of outstanding long-term debt is the $100 million Senior Notes due April 2015.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into eight capital leases.

At September 29, 2013, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $33.5 million of debt for these entities as of September 29, 2013. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of September 29, 2013, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $74.1 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of September 29, 2013:

	Payments Due by Period
In Thousands	Total	Oct. 2013- Sept. 2014	Oct. 2014- Sept. 2016	Oct. 2016- Sept. 2018	After Sept. 2018
Contractual obligations:
Total debt, net of interest	$413,520	$20,000	$284,757	$—	$108,763
Capital lease obligations, net of interest	66,110	5,732	12,990	15,068	32,320
Estimated interest on long-term debt and capital lease obligations (1)	95,366	25,986	39,525	20,872	8,983
Purchase obligations (2)	62,617	62,617	—	—	—
Other long-term liabilities (3)	131,565	10,542	16,871	12,378	91,774
Operating leases	37,391	6,120	9,062	5,953	16,256
Long-term contractual arrangements (4)	40,723	10,447	15,176	8,257	6,843
Postretirement obligations (5)	71,102	4,573	6,046	7,210	53,273
Purchase orders (6)	45,571	45,571	—	—	—

Total contractual obligations	$963,965	$191,588	$384,427	$69,738	$318,212

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletics venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plans is excluded as the timing and/or the amount of any cash payment is uncertain.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $2.8 million of uncertain tax positions including accrued interest, as of September 29, 2013 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a significant impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of September 29, 2013, the Company has $23.1 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $0.1 million to the Company-sponsored pension plans in YTD 2013. Based on information currently available, the Company anticipates cash contributions during the remainder of 2013 will be between approximately $2 million and $3 million. Postretirement medical care payments are expected to be approximately $3 million in 2013. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

Interest Rate Hedging

The Company uses derivatives from time to time to partially manage the Company’s exposure to changes in interest rates on outstanding debt instruments. However, there were no outstanding interest rate hedging agreements as of September 29, 2013.

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

The net impact of the commodity hedges was to increase the cost of sales by $0.9 million in YTD 2013.

There were no outstanding commodity agreements as of September 29, 2013.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, news releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s proposed expansion of the Company’s franchise territory;

•	the Company’s belief that the covenants on its $200 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s potential marketing funding support from The Coca-Cola Company and other beverage companies;

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $2 million to $3 million for the remainder of 2013;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2013;

•	the Company’s belief that cash requirements for income taxes will be in the range of $2 million to $7 million for the remainder of 2013;

•	the Company’s expectation that additions to property, plant and equipment in 2013 will be in the range of $60 million to $70 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

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

•

the Company’s expectation that the costs of some of the underlying commodities to inputs to the Company’s total cost of sales will have a smaller increase for the remainder of 2013 compared to 2012; and

•

the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of September 29, 2013.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to interest rate hedging arrangements have generally been major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of September 29, 2013. As of September 29, 2013, $40.0 million of the Company’s debt and capital lease obligations of $479.6 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 29, 2013, interest expense for the next twelve months would increase by approximately $0.4 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

In Q3 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 aluminum purchases. The Company paid a fee for these instruments which was amortized over the corresponding period of the instruments. The Company accounts for its aluminum hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales. The agreements expired in YTD 2013 and there were no outstanding commodity agreements as of September 29, 2013.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2013.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	Amendment No. 1, dated as of September 4, 2013, to U.S. $200,000,000 Credit Agreement, dated as of September 21, 2011, by and among the Company, the banks named therein and JP Morgan Chase Bank, N.A., as Administrative Agent (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Financial statement from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended September 29, 2013, filed on November 8, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 8, 2013	By:	/s/ James E. Harris
James E. Harris Principal Financial Officer of the Registrant and Senior Vice President, Shared Services and Chief Financial Officer

Date: November 8, 2013	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Chief Accounting Officer and Corporate Controller