Form 10-K
period 2013-12-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2014-03-14
CIK 317540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

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

Market Value as of June 28, 2013
Common Stock, $l.00 Par Value	$284,846,362
Class B Common Stock, $l.00 Par Value	*

*	No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B Common Stock is convertible into Common Stock on a share-for-share basis at the option of the holder.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2014
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,108,962

Documents Incorporated by Reference

Portions of Proxy Statement to be filed pursuant to Section 14 of the Exchange Act with respect to the 2014 Annual Meeting of Stockholders	Part III, Items 10-14

PART I

Item 1.	Business

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

As of December 29, 2013, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company. J. Frank Harrison, III, the Company’s Chairman of the Board and Chief Executive Officer, currently owns or controls approximately 86% of the combined voting power of the Company’s outstanding Common Stock and Class B Common Stock.

General

Nonalcoholic beverage products can be broken down into two categories:

•	Sparkling beverages – beverages with carbonation, including energy drinks; and

•	Still beverages – beverages without carbonation, including bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks.

Sales of sparkling beverages were approximately 82%, 82% and 83% of total net sales for fiscal 2013 (“2013”), fiscal 2012 (“2012”) and fiscal 2011 (“2011”), respectively. Sales of still beverages were approximately 18%, 18% and 17% of total net sales for 2013, 2012 and 2011, respectively.

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

The Company’s principal sparkling beverage is Coca-Cola. In each of the last three fiscal years, sales of products bearing the “Coca-Cola” or “Coke” trademark have accounted for more than half of the Company’s bottle/can volume to retail customers. In total, products of The Coca-Cola Company accounted for approximately 88% of the Company’s bottle/can volume to retail customers during 2013, 2012 and 2011.

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

In recent years, the Company has developed and begun to market and distribute certain products which it owns. These products include Tum-E Yummies, a vitamin-C enhanced flavored drink and Fuel in a Bottle power shots. The Company markets and sells these products nationally. Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company, distributes Tum-E Yummies nationally. Certain other Coca-Cola franchise bottlers are also distributing Tum-E Yummies.

The following table sets forth some of the Company’s most important products, including both products that The Coca-Cola Company and other beverage companies have licensed to the Company and products that the Company owns.

The Coca-Cola Company
Sparkling Beverages (including Energy Products)	Still Beverages	Products Licensed by Other Beverage Companies	Company Owned Products
Coca-Cola	glacéau smartwater	Dr Pepper	Tum-E Yummies
Diet Coke	glacéau vitaminwater	Diet Dr Pepper	Fuel in a Bottle
Coca-Cola Zero	Dasani	Sundrop
Sprite	Dasani Flavors	Monster Energy
Fanta Flavors	Powerade	products
Sprite Zero	Powerade Zero
Mello Yello	Minute Maid Adult
Cherry Coke	Refreshments
Seagrams Ginger Ale	Minute Maid Juices
Cherry Coke Zero	To Go
Diet Coke Splenda®	Nestea
Fresca	Gold Peak tea
Pibb Xtra	FUZE
Barqs Root Beer
TAB
Full Throttle
NOS®

Proposed Expansion of Company’s Franchised Territory

The Company announced on April 16, 2013 that it had signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee and Kentucky that include such major markets as Knoxville, Tennessee and Lexington and Louisville, Kentucky. CCR currently serves all of the proposed expanded territory.

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

This proposed transaction with The Coca-Cola Company remains subject to the parties reaching definitive agreements in the first quarter of 2014 with the transaction currently expected to be completed in a series of closings by the end of 2014 or early 2015 involving different parts of the expanded territory. The parties are continuing to negotiate the terms and conditions of definitive agreements and related documentation, however, and there is no assurance that the parties will enter into such agreements or that any of the anticipated closings will occur.

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

Since 2008, however, the Company has been purchasing concentrate from The Coca-Cola Company for all sparkling beverages for which the Company purchases concentrate from The Coca-Cola Company under an incidence-based pricing arrangement and has not purchased concentrates at standard concentrate prices as was the Company’s practice in prior years. During the two-year term of a new incidence-based pricing agreement that the Company entered into with The Coca-Cola Company in December 2013 that began January 1, 2014 and will end on December 31, 2015, the pricing of such concentrate will continue to be governed by the incidence-based pricing model rather than the other agreements that the Company has with The Coca-Cola Company. Under the incidence-based pricing model, the concentrate price The Coca-Cola Company charges is impacted by a number of factors, including the incidence rate in effect, the Company’s pricing and sales of finished products, the channels in which the finished products are sold and package mix.

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

The territories covered by beverage agreements with other licensors are not always aligned with the territories covered by the Cola and Allied Beverage Agreements but are generally within those territory boundaries. Sales of beverages by the Company under these other agreements represented approximately 12% of the Company’s bottle/can volume to retail customers for 2013, 2012 and 2011.

Markets and Production and Distribution Facilities

The Company currently holds bottling rights from The Coca-Cola Company covering the majority of North Carolina, South Carolina and West Virginia, and portions of Alabama, Mississippi, Tennessee, Kentucky, Virginia, Pennsylvania, Georgia and Florida. The total population within the Company’s bottling territory is 20.6 million.

The Company currently operates in seven principal geographic markets. Certain information regarding each of these markets follows:

1. North Carolina. This region includes the majority of North Carolina, including Raleigh, Greensboro, Winston-Salem, High Point, Hickory, Asheville, Fayetteville, Wilmington, Charlotte and the surrounding areas. The region has a population of 9.3 million. A production/distribution facility is located in Charlotte and 12 sales distribution facilities are located in the region.

2. South Carolina. This region includes the majority of South Carolina, including Charleston, Columbia, Greenville, Myrtle Beach and the surrounding areas. The region has a population of 3.8 million. There are 6 sales distribution facilities in the region.

3. South Alabama. This region includes a portion of southwestern Alabama, including Mobile and surrounding areas, and a portion of southeastern Mississippi. The region has a population of 1.0 million. A production/distribution facility is located in Mobile and 4 sales distribution facilities are located in the region.

4. South Georgia. This region includes a small portion of eastern Alabama, a portion of southwestern Georgia including Columbus and surrounding areas and a portion of the Florida Panhandle. This region has a population of 1.1 million. There are 4 sales distribution facilities located in the region.

5. Middle Tennessee. This region includes a portion of central Tennessee, including Nashville and surrounding areas, a small portion of southern Kentucky and a small portion of northwest Alabama. The region has a population of 2.4 million. A production/distribution facility is located in Nashville and 3 sales distribution facilities are located in the region.

6. Western Virginia. This region includes most of southwestern Virginia, including Roanoke and surrounding areas, a portion of the southern piedmont of Virginia, a portion of northeastern Tennessee and a portion of southeastern West Virginia. The region has a population of 1.6 million. A production/distribution facility is located in Roanoke and 4 sales distribution facilities are located in the region.

7. West Virginia. This region includes most of the state of West Virginia and a portion of southwestern Pennsylvania. The region has a population of 1.4 million. There are 8 sales distribution facilities located in the region.

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative located in Bishopville, South Carolina. All eight members of SAC are Coca-Cola bottlers and each member has equal voting rights. The Company receives a fee for managing the day-to-day operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.6 million, $1.5 million and $1.6 million in 2013, 2012 and 2011, respectively. SAC’s bottling lines supply a portion of the Company’s volume requirements for finished products. The Company has a commitment with SAC that requires minimum annual purchases of 17.5 million cases of finished products through May 2014. Purchases from SAC by the Company for finished products were $137 million, $141 million and $134 million in 2013, 2012 and 2011, respectively, or 26.2 million cases, 27.5 million cases and 26.2 million cases of finished product, respectively.

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

Customers and Marketing

The Company’s products are sold and distributed directly to retail stores and other outlets, including food markets, institutional accounts and vending machine outlets. During 2013, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption. The remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption, primarily through dispensing machines owned either by the Company, retail outlets or third party vending companies. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% of the Company’s total bottle/can volume to retail customers and the second largest customer, Food Lion, LLC, accounted for approximately 8% of the Company’s total bottle/can volume to retail customers. Wal-Mart Stores, Inc. and Food Lion, LLC accounted for approximately 15% and 6% of the Company’s total net sales, respectively. The loss of either Wal-Mart Stores, Inc. or Food Lion, LLC as customers would have a material adverse effect on the Company. All of the Company’s beverage sales are to customers in the United States.

New product introductions, packaging changes and sales promotions have been the primary sales and marketing practices in the nonalcoholic beverage industry in recent years and have required and are expected to continue to require substantial expenditures. Brand introductions from The Coca-Cola Company in recent years include Coca-Cola Zero, Dasani flavors, Full Throttle and Gold Peak tea products. In 2007, the Company began distribution of one of its own products, Tum-E Yummies. In 2011, the Company began distribution of Fuel in a Bottle Energy Shot and Fuel in a Bottle Protein Shot. In addition, the Company also began distribution of NOS® products (energy drinks from FUZE, a subsidiary of The Coca-Cola Company) and juice products from FUZE. In the fourth quarter of 2007, the Company began distribution of glacéau products, a wholly-owned subsidiary of The Coca-Cola Company that produces branded enhanced beverages including vitaminwater and smartwater. The Company entered into a distribution agreement in October 2008 with subsidiaries of Hansen Natural Corporation, the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under this agreement, the Company began distributing Monster Energy drinks in certain of the Company’s territories in November 2008. New packaging introductions include the 1.25-liter bottle in 2011, the 7.5-ounce sleek can during 2010, the 2-liter contour bottle for Coca-Cola products during 2009 and the 20-ounce “grip” bottle during 2007. During 2008, the Company tested the 16-ounce bottle/24-ounce bottle package in select convenience stores and introduced it companywide in 2009. New product and packaging introductions have resulted in increased operating costs for the Company due to special marketing efforts, obsolescence of replaced items and, in some cases, higher raw material costs.

The Company sells its products primarily in nonrefillable bottles and cans, in varying proportions from market to market. For example, there may be as many as 24 different packages for Diet Coke within a single geographic area. Bottle/can volume to retail customers during 2013 was approximately 45% cans, 54% bottles and 1% other containers.

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

Competition

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, as well as bottlers and distributors of private label beverages in supermarket stores. The sparkling beverage market (including energy products) comprised 81% of the Company’s bottle/can volume to retail customers in 2013. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products.

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

Government Regulation

The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”) and other federal, state and local health agencies. The FDA also regulates the labeling of containers. In February 2013, health advocates and public health officials from major cities in the United States submitted a petition requesting the FDA to regulate the amount of caloric sweeteners in sparkling and other beverages. The FDA has not responded to the petition, but the FDA is expected to propose in March 2014 new rules that would result in major changes to nutrition labels on all food packages, including the packaging for the Company’s products, that will, among other things, require those labels to display caloric counts in large type, reflect larger portion sizes and display on a separate line on the label the amount of sugars that are added to the product. If these proposed rules are adopted by the FDA following the comment period, the Company expects to have up to two years to put the required labeling changes into effect on the packaging for the products it manufactures and distributes.

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

The Company has experienced public policy challenges regarding the sale of soft drinks in schools, particularly elementary, middle and high schools. At December 29, 2013, a number of states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for several years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition and obesity concerns of today’s youth. Restrictive legislation, if widely enacted, could have an adverse impact on the Company’s products, image and reputation.

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

Employees

As of February 1, 2014, the Company had approximately 5,000 full-time employees, of whom approximately 425 were union members. The total number of employees, including part-time employees, was approximately 6,700. Approximately 6.5% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately .7% of the Company’s employees expired during 2013 and the Company entered into new agreements in 2013. Two collective bargaining agreements covering approximately 5% of the Company’s employees will expire during 2014.

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

The Company is exposed to risks resulting from several large customers that account for a significant portion of its bottle/can volume and revenue. The Company’s two largest customers accounted for approximately 29% of the Company’s 2013 bottle/can volume to retail customers and approximately 21% of the Company’s total net sales. The loss of one or both of these customers could adversely affect the Company’s results of operations. These customers typically make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance and generally do not enter into long-term contracts. In addition, these significant customers may re-evaluate or refine their business practices related to inventories, product displays, logistics or other aspects of the customer-supplier relationship. The Company’s results of operations could be adversely affected if revenue from one or more of these customers is significantly reduced or if the cost of complying with these customers’ demands is significant. If receivables from one or more of these customers become uncollectible, the Company’s results of operations may be adversely impacted.

Changes in public and consumer preferences related to nonalcoholic beverages could reduce demand for the Company’s products and reduce profitability.

The Company’s business depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of the Company’s business depends in large measure on working with the Beverage Companies to meet the changing preferences of the broad consumer market. Health and wellness trends throughout the marketplace have resulted in a shift from sugar sparkling beverages to diet sparkling beverages, tea, sports drinks, enhanced water and bottled water over the past several years. Failure to satisfy changing consumer preferences, particularly those of young people, could adversely affect the profitability of the Company’s business.

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

Approximately 88% of the Company’s bottle/can volume to retail customers in 2013 consisted of products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s bottle/can volume to retail customers in 2013 consisted of products of other beverage companies and the Company’s own products. The Company must satisfy various requirements under its beverage agreements. Failure to satisfy these requirements could result in the loss of distribution rights for the respective products.

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

With the introduction of FUZE and glacéau products into the Company’s portfolio during 2007 and Monster Energy products during 2008, the Company has become increasingly reliant on purchased finished goods from external sources versus the Company’s internal production. As a result, the Company is subject to incremental risk including, but not limited to, product availability, price variability, product quality and production capacity shortfalls for externally purchased finished goods.

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

In 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. Based upon the number of plan participants electing to take the lump-sum distribution and the total amount of such distributions, the Company incurred a noncash charge of $12.0 million in 2013. The reduction in the number of plan participants and the reduction of plan assets will reduce the cost of administering the pension plan in the future.

Product safety and quality concerns, including concerns related to perceived artificiality of ingredients, could negatively affect the Company’s business.

The Company’s success depends in large part on its ability to maintain consumer confidence in the safety and quality of all its products. The Company has rigorous product safety and quality standards. However, if beverage products taken to market are or become contaminated or adulterated, the Company may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which would cause its business to suffer. In addition, regulatory actions, activities by nongovernmental organizations and public debate and concerns about perceived negative safety and quality consequences of certain ingredients in the Company’s products, such as non-nutritive sweeteners, may erode consumers’ confidence in the safety and quality issues, whether or not justified, could result in additional governmental regulations concerning the marketing and labeling of the Company’s products, negative publicity, or actual or threatened legal actions, all of which could damage the reputation of the Company’s products and may reduce demand for the Company’s products.

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

As of December 29, 2013, $25.0 million of the Company’s debt and capital lease obligations of $463.6 million were subject to changes in short-term interest rates. The Company’s $200 million revolving credit facility and $20 million uncommitted line of credit are subject to changes in short-term interest rates. On December 29, 2013, the Company had $5.0 million of outstanding borrowings on the $200 million revolving credit facility and $20.0 million of outstanding borrowing on the $20 million uncommitted line of credit. If interest rates increase in the future, it could increase the Company’s borrowing cost and it could reduce the Company’s overall profitability. The Company’s pension and postretirement medical benefits costs are also subject to changes in interest rates. A decline in interest rates used to discount the Company’s pension and postretirement medical liabilities could increase the cost of these benefits and increase the overall liability.

The level of the Company’s debt could restrict the Company’s operating flexibility and limit the Company’s ability to incur additional debt to fund future needs.

As of December 29, 2013, the Company had $463.6 million of debt and capital lease obligations. The Company’s level of debt requires the Company to dedicate a substantial portion of the Company’s future cash flows from operations to the payment of principal and interest, thereby reducing the funds available to the Company for other purposes. The Company’s debt can negatively impact the Company’s operations by (1) limiting the Company’s ability and/or increasing the cost to obtain funding for working capital, capital expenditures and other general corporate purposes; (2) increasing the Company’s vulnerability to economic downturns and adverse industry conditions by limiting the Company’s ability to react to changing economic and business conditions; and (3) exposing the Company to a risk that a significant decrease in cash flows from operations could make it difficult for the Company to meet the Company’s debt service requirements.

The Company’s credit ratings could be negatively impacted by changes to The Coca-Cola Company’s credit ratings.

The Company’s credit ratings could be significantly impacted by capital management activities of The Coca-Cola Company and/or changes in the credit ratings of The Coca-Cola Company. A lower credit rating could significantly increase the Company’s interest costs or could have an adverse effect on the Company’s ability to obtain additional financing at acceptable interest rates or to refinance existing debt.

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

The FDA is expected to propose in 2014 major changes to nutrition labels on all food packages, including those for the Company’s products. Various other jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of certain of the Company’s products. If the FDA nutrition label proposed or any of these other types of requirements become applicable to one or more of the Company’s major products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

Changes in income tax laws and increases in income tax rates could have a material adverse impact on the Company’s financial results.

The Company is subject to income taxes within the United States. The Company’s annual income tax rate is based upon the Company’s income and the federal tax laws and the various state tax laws within the jurisdictions in which the Company operates. Increases in federal or state income tax rates and changes in federal or state tax laws could have a material adverse impact on the Company’s financial results.

Additional taxes resulting from tax audits could adversely impact the Company’s future profitability.

An assessment of additional taxes resulting from audits of the Company’s tax filings could have an adverse impact on the Company’s profitability, cash flows and financial condition.

Natural disasters and unfavorable weather could negatively impact the Company’s future profitability.

Natural disasters or unfavorable weather conditions in the geographic regions in which the Company does business could have an adverse impact on the Company’s revenue and profitability. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for the Company’s products and contribute to lower sales, which could adversely affect the Company’s profitability for such periods. Prolonged drought conditions in the geographic regions in which the Company does business could lead to restrictions on the use of water, which could adversely affect the Company’s ability to manufacture and distribute products and the Company’s cost to do so.

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

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, the United States Environmental Protection Agency (USEPA) began imposing GHG regulations on utilities, refineries and major manufacturers in 2011. Although the immediate effect was minor, as such regulations apply only to those that are planning to build large new facilities or materially modify existing ones, over the next decade the USEPA plans to extend the scope of the GHG regulations to cover virtually all sources of GHG’s. Those USEPA regulations or future laws enacted or regulations adopted that directly or indirectly affect the Company’s production, distribution, packaging, cost of raw materials, fuel, ingredients and water could all impact the Company’s business and financial results.

Issues surrounding labor relations could adversely impact the Company’s future profitability and/or its operating efficiency.

Approximately 6.5% of the Company’s employees are covered by collective bargaining agreements. The inability to renegotiate subsequent agreements on satisfactory terms and conditions could result in work interruptions or stoppages, which could have a material impact on the profitability of the Company. Also, the terms and conditions of existing or renegotiated agreements could increase costs, or otherwise affect the Company’s ability to fully implement operational changes to improve overall efficiency. Two collective bargaining agreements covering approximately 0.7% of the Company’s employees expired during 2013 and the Company entered into new agreements in 2013. Two collective bargaining agreements covering approximately 5% of the Company’s employees will expire during 2014.

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

Consumers, public health officials, public health advocates and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. In February 2013, a group of public health officials and health advocates submitted a petition to the FDA requesting that agency to regulate the amount of caloric sweeteners in sparkling and other beverages. The FDA has not responded to the petition, but is expected to propose in 2014 major changes to nutrition labels on all food packages, including a separate line for sugars that are added to the product. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce the consumption of sugar, including sugar sparkling beverages. Increasing public concern about these issues, possible new taxes and governmental regulations concerning the production, marketing, labeling or availability of the Company’s beverages, and negative publicity resulting from actual or threatened legal actions against the Company or other companies in the same industry relating to the marketing, labeling or sale of sugar sparkling beverages may reduce demand for these beverages, which could adversely affect the Company’s profitability.

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

Members of the Harrison family, including the Company’s Chairman and Chief Executive Officer, J. Frank Harrison, III, beneficially own shares of Common Stock and Class B Common Stock representing approximately 86% of the total voting power of the Company’s outstanding capital stock. In addition, three members of the Harrison family, including Mr. Harrison, III, serve on the Board of Directors of the Company. As a result, members of the Harrison family have the ability to exert substantial influence or actual control over the Company’s management and affairs and over substantially all matters requiring action by the Company’s stockholders. Additionally, as a result of the Harrison family’s significant beneficial ownership of the Company’s outstanding voting stock, the Company has relied on the “controlled company” exemption from certain corporate governance requirements of The NASDAQ Stock Market LLC. This concentration of ownership may have the effect of delaying or preventing a change in control otherwise favored by the Company’s other stockholders and could depress the stock price. It also limits other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions that the Company’s other stockholders may not view as beneficial.

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

The Company leases its 110,000 square foot corporate headquarters and a 65,000 square foot adjacent office building from a related party. The lease has a fifteen-year term and expires in December 2021. Rental payments for these facilities were $4.1 million in 2013.

The Company leases its 542,000 square foot Snyder Production Center and an adjacent 105,000 square foot distribution center in Charlotte, North Carolina from a related party pursuant to a lease with a ten-year term which expires in December 2020. Rental payments under this lease totaled $3.6 million in 2013.

The Company leases its 330,000 square foot production/distribution facility in Nashville, Tennessee. The lease requires monthly payments through December 2014. Rental payments under this lease totaled $0.5 million in 2013.

The Company leases a 278,000 square foot warehouse which serves as additional space for its Charlotte, North Carolina distribution center. The lease requires monthly payments through July 2022. Rental payments under this lease totaled $0.7 million in 2013.

The Company leases a 220,000 square foot sales distribution center in Lavergne, Tennessee. In the first quarter of 2011, a new lease replaced the existing lease. The new lease requires monthly payments through 2026, but did not require rental payments for the first eleven months of the lease. Rental payments under the lease were $0.7 million in 2013.

The Company leases its 50,000 square foot sales distribution center in Charleston, South Carolina. The Company amended the lease in the first quarter of 2012. The amended lease requires monthly payments through February 2027. Rental payments under this lease totaled $0.3 million in 2013.

The Company leases its 57,000 square foot sales distribution center in Greenville, South Carolina. The lease requires monthly payments through July 2018. Rental payments under this lease totaled $0.7 million in 2013.

The Company leases a 111,000 square foot warehouse which serves as additional space for the Company’s Roanoke, Virginia distribution center. The Company signed a lease extension in 2012, effective in 2013, to increase the original 75,000 square foot space by 36,000 square feet. The extended lease requires payments through the first quarter of 2025. Rental payments under this lease totaled $0.6 million in 2013.

The Company leases a 233,000 square foot sales distribution center in Clayton, North Carolina. This lease requires monthly lease payments through March 2026. Rental payments under this lease totaled $1.0 million in 2013.

The Company owns and operates a 316,000 square foot production/distribution facility in Roanoke, Virginia and a 271,000 square foot production/distribution facility in Mobile, Alabama.

The approximate percentage utilization of the Company’s production facilities is indicated below:

Production Facilities

Location	Percentage Utilization *
Charlotte, North Carolina	66%
Mobile, Alabama	49%
Nashville, Tennessee	71%
Roanoke, Virginia	58%

*	Estimated 2014 production divided by capacity (based on operations of 6 days per week and 20 hours per day).

The Company currently has sufficient production capacity to meet its operational requirements. In addition to the production facilities noted above, the Company utilizes a portion of the production capacity at SAC, a cooperative located in Bishopville, South Carolina, that owns a 261,000 square foot production facility.

The Company’s products are generally transported to sales distribution facilities for storage pending sale. The number of sales distribution facilities by market area as of January 31, 2014 was as follows:

Sales Distribution Facilities

Region	Number of Facilities
North Carolina	12
South Carolina	6
South Alabama	4
South Georgia	4
Middle Tennessee	3
Western Virginia	4
West Virginia	8

Total	41

The Company’s facilities are all in good condition and are adequate for the Company’s operations as presently conducted.

The Company also operates approximately 1,850 vehicles in the sale and distribution of the Company’s beverage products, of which approximately 1,150 are route delivery trucks. In addition, the Company owns approximately 189,000 beverage dispensing and vending machines for the sale of the Company’s products in the Company’s bottling territories.

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

J. FRANK HARRISON, III, age 59, is Chairman of the Board of Directors and Chief Executive Officer. Mr. Harrison, III was appointed Chairman of the Board of Directors in December 1996. Mr. Harrison, III served as Vice Chairman from November 1987 through December 1996 and was appointed as the Company’s Chief Executive Officer in May 1994. He was first employed by the Company in 1977 and has served as a Division Sales Manager and as a Vice President.

HENRY W. FLINT, age 59, is President and Chief Operating Officer, a position he has held since August 2012. Previously, he was Vice Chairman of the Board of Directors of the Company, a position he held since April 2007. Previously, he was Executive Vice President and Assistant to the Chairman of the Company, a position to which he was appointed in July 2004. Prior to that, he was a Managing Partner at the law firm of Kennedy Covington Lobdell & Hickman, L.L.P. with which he was associated from 1980 to 2004.

WILLIAM B. ELMORE, age 58, is Vice Chairman of the Board of Directors, a position he has held since August 2012. Previously, he was President and Chief Operating Officer and a Director of the Company, positions he has held since January 2001. Previously, he was Vice President, Value Chain from July 1999 and Vice President, Business Systems from August 1998 to June 1999. He was Vice President, Treasurer from June 1996 to July 1998. He was Vice President, Regional Manager for the Virginia Division, West Virginia Division and Tennessee Division from August 1991 to May 1996.

WILLIAM J. BILLIARD, age 47, is Vice President, Chief Accounting Officer and Corporate Controller. In June 2013, he was appointed Corporate Controller. His previous position of Vice President, Operations Finance and Chief Accounting Officer began in November 2010. He was first employed by the Company on February 20, 2006 with the title of Vice President, Controller and Chief Accounting Officer. Before joining the Company, he was Senior Vice President, Interim Chief Financial Officer and Corporate Controller of Portrait Corporation of America, Inc., a portrait photography studio company, from September 2005 to January 2006 and Senior Vice President, Corporate Controller from August 2001 to September 2005. Prior to that, he served as Vice President, Chief Financial Officer of Tailored Management, a long-term staffing company, from August 2000 to August 2001. Portrait Corporation of America, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 2006.

ROBERT G. CHAMBLESS, age 48, is Senior Vice President, Sales, Field Operations and Marketing, a position he has held since August 2010. Previously, he was Senior Vice President, Sales, a position he held since June 2008. He held the position of Vice President—Franchise Sales from early 2003 to June 2008 and Region Sales Manager for our Southern Division between 2000 and 2003. He was Sales Manager in the Company’s Columbia, South Carolina branch between 1997 and 2000. He has served the Company in several other positions prior to this position and was first employed by the Company in 1986.

CLIFFORD M. DEAL, III, age 52, is Vice President and Treasurer, a position he has held since June 1999. Previously, he was Director of Compensation and Benefits from October 1997 to May 1999. He was Corporate Benefits Manager from December 1995 to September 1997 and was Manager of Tax Accounting from November 1993 to November 1995.

NORMAN C. GEORGE, age 58, is President, BYB Brands, Inc, a wholly-owned subsidiary of the Company that distributes and markets Tum-E Yummies and other products developed by the Company, a position he has held since July 2006. Prior to that, he was Senior Vice President, Chief Marketing and Customer Officer, a position he was appointed to in September 2001. Prior to that, he was Vice President, Marketing and National Sales, a position he was appointed to in December 1999. Prior to that, he was Vice President, Corporate Sales, a position he had held since August 1998. Previously, he was Vice President, Sales for the Carolinas South Region, a position he held beginning in November 1991.

JAMES E. HARRIS, age 51, is Senior Vice President, Shared Services and Chief Financial Officer, a position he has held since January 28, 2008. He served as a Director of the Company from August 2003 until January 25, 2008 and was a member of the Audit Committee and the Finance Committee. He served as Executive Vice President and Chief Financial Officer of MedCath Corporation, an operator of cardiovascular hospitals, from December 1999 to January 2008. From 1998 to 1999, he was Chief Financial Officer of Fresh Foods, Inc., a manufacturer of fully cooked food products. From 1987 to 1998, he served in several different officer positions with The Shelton Companies, Inc. He also served two years with Ernst & Young LLP as a senior accountant.

UMESH M. KASBEKAR, age 56, is Senior Vice President, Planning and Administration, a position he has held since January 1995. Prior to that, he was Vice President, Planning, a position he was appointed to in December 1988.

DAVID M. KATZ, age 45, is Senior Vice President, Assistant to the Chairman and Chief Executive Officer, a position he has held since January 2013. Previously, he was Senior Vice President Midwest Region for Coca-Cola Refreshments (“CCR”) a position he began in 2011. Prior to the formation of CCR, he was Vice President, Sales Operations for Coca-Cola Enterprises Inc.’s (“CCE”) East Business Unit. In 2008, he was promoted to President and Chief Executive Officer of Coca-Cola Bottlers’ Sales and Services Company, LLC. He began his Coca-Cola career in 1993 with CCE as a Logistics Consultant.

LAUREN C. STEELE, age 59, is Senior Vice President, Corporate Affairs, a position to which he was appointed in March 2012. Prior to that, he was Vice President of Corporate Affairs, a position he had held since May 1989. He is responsible for governmental, media and community relations for the Company.

MICHAEL A. STRONG, age 60, is Senior Vice President, Human Resources, a position to which he was appointed in March 2011. Previously, he was Vice President of Human Resources, a position to which he was appointed in December 2009. He was Region Sales Manager for the North Carolina West Region from December 2006 to November 2009. Prior to that, he served as Division Sales Manager and General Manager as well as other key sales related positions. He joined the Company in 1985 when the Company acquired Coca-Cola Bottling Company in Mobile, Alabama, where he began his career.

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

	Fiscal Year
	2013		2012
	High	Low	High	Low
First quarter	$69.64	$59.87	$65.27	$56.51
Second quarter	62.20	58.00	64.89	60.05
Third quarter	65.39	60.41	69.15	63.88
Fourth quarter	73.00	59.06	70.93	61.07

A quarterly dividend rate of $.25 per share on both Common Stock and Class B Common Stock was maintained throughout 2012 and 2013. Shares of Common Stock and Class B Common Stock have participated equally in dividends since 1994.

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

The number of stockholders of record of the Common Stock and Class B Common Stock, as of February 28, 2014, was 2,583 and 10, respectively.

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

On March 4, 2014, the Compensation Committee determined that 40,000 shares of restricted Class B Common Stock, $1.00 par value, should be issued (pursuant to a Performance Unit Award Agreement approved in 2008) to J. Frank Harrison, III, in connection with his services in 2013 as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,100 of such shares were settled in cash to satisfy tax withholding obligations in connection with the vesting of the performance units.

The shares issued to Mr. Harrison, III were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

Presented below is a line graph comparing the yearly percentage change in the cumulative total return on the Company’s Common Stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing December 28, 2008 and ending December 29, 2013. The peer group is comprised of Dr Pepper Snapple Group, Inc., The Coca-Cola Company, Cott Corporation, National Beverage Corp. and PepsiCo, Inc.

The graph assumes that $100 was invested in the Company’s Common Stock, the Standard & Poor’s 500 Index and the peer group on December 28, 2008 and that all dividends were reinvested on a quarterly basis. Returns for the companies included in the peer group have been weighted on the basis of the total market capitalization for each company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Coca-Cola Bottling Co. Consolidated, the S&P 500 Index and a Peer Group

	12/28/08	1/3/10	1/2/11	1/1/12	12/30/12	12/29/13
CCBCC	$100	$122	$129	$138	$157	$177
S&P 500	$100	$126	$146	$149	$172	$228
Peer Group	$100	$126	$146	$157	$167	$200

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data concerning the Company for the five years ended December 29, 2013. The data for the five years ended December 29, 2013 is derived from audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and is qualified in its entirety by reference to the more detailed consolidated financial statements and notes contained in Item 8 hereof. This information should also be read in conjunction with the “Risk Factors” set forth in Item 1A.

SELECTED FINANCIAL DATA*

	Fiscal Year**
In Thousands (Except Per Share Data)	2013	2012	2011	2010	2009
Summary of Operations
Net sales	$1,641,331	$1,614,433	$1,561,239	$1,514,599	$1,442,986

Cost of sales	982,691	960,124	931,996	873,783	822,992
Selling, delivery and administrative expenses	584,993	565,623	541,713	544,498	525,491

Total costs and expenses	1,567,684	1,525,747	1,473,709	1,418,281	1,348,483

Income from operations	73,647	88,686	87,530	96,318	94,503
Interest expense, net	29,403	35,338	35,979	35,127	37,379

Income before taxes	44,244	53,348	51,551	61,191	57,124
Income tax expense	12,142	21,889	19,528	21,649	16,581

Net income	32,102	31,459	32,023	39,542	40,543
Less: Net income attributable to noncontrolling interest	4,427	4,242	3,415	3,485	2,407

Net income attributable to Coca-Cola Bottling Co. Consolidated	$27,675	$27,217	$28,608	$36,057	$38,136

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.99	$2.95	$3.11	$3.93	$4.16
Class B Common Stock	$2.99	$2.95	$3.11	$3.93	$4.16
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.98	$2.94	$3.09	$3.91	$4.15
Class B Common Stock	$2.97	$2.92	$3.08	$3.90	$4.13
Cash dividends per share:
Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Other Information
Weighted average number of common shares outstanding:
Common Stock	7,141	7,141	7,141	7,141	7,072
Class B Common Stock	2,105	2,085	2,063	2,040	2,092
Weighted average number of common shares outstanding — assuming dilution:
Common Stock	9,286	9,266	9,244	9,221	9,197
Class B Common Stock	2,145	2,125	2,103	2,080	2,125
Year-End Financial Position
Total assets	$1,276,156	$1,283,474	$1,362,425	$1,307,622	$1,283,077

Current portion of debt	20,000	20,000	120,000	—	—

Current portion of obligations under capital leases	5,939	5,230	4,574	3,866	3,846

Obligations under capital leases	59,050	64,351	69,480	55,395	59,261

Long-term debt	378,566	403,386	403,219	523,063	537,917

Total equity of Coca-Cola Bottling Co. Consolidated	191,320	135,259	129,470	126,064	114,460

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying notes to consolidated financial statements for additional information.

**	All years presented are 52-week fiscal years except 2009 which was a 53-week year. The estimated net sales, gross margin and selling, delivery and administrative expenses for the additional selling week in 2009 of approximately $18 million, $6 million and $4 million, respectively, are included in reported results for 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“M,D&A”) of Coca-Cola Bottling Co. Consolidated (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements. M,D&A includes the following sections:

•	Our Business and the Nonalcoholic Beverage Industry — a general description of the Company’s business and the nonalcoholic beverage industry.

•	Areas of Emphasis — a summary of the Company’s key priorities.

•	Overview of Operations and Financial Condition — a summary of key information and trends concerning the financial results for the three years ended 2013.

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

•

Liquidity and Capital Resources — an analysis of capital resources, cash sources and uses, operating activities, investing activities, financing activities, off-balance sheet arrangements, aggregate contractual obligations and hedging activities.

•	Cautionary Information Regarding Forward-Looking Statements.

The fiscal years presented are the 52-week periods ended December 29, 2013 (“2013”), December 30, 2012 (“2012”) and January 1, 2012 (“2011”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

The consolidated financial statements include the consolidated operations of the Company and its majority-owned subsidiaries including Piedmont Coca-Cola Bottling Partnership (“Piedmont”). Noncontrolling interest primarily consists of The Coca-Cola Company’s interest in Piedmont, which was 22.7% for all periods presented.

Piedmont is the Company’s only significant subsidiary that has a noncontrolling interest. Noncontrolling interest income of $4.4 million in 2013, $4.2 million in 2012 and $3.4 million in 2011 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $68.6 million and $64.2 million at December 29, 2013 and December 30, 2012, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

In the third quarter of 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. The benefit election window was open during the third quarter of 2013 and benefit distributions occurred during the fourth quarter of 2013. Based upon the number of plan participants electing to take the lump-sum distribution and the total amount of such distributions, the Company incurred a noncash charge of $12.0 million in the fourth quarter of 2013 when the distributions were made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets will reduce the cost of administering the pension plan in the future. On September 4, 2013, the Company entered into an amendment to its $200 million five-year unsecured revolving credit facility (“$200 million facility”). The amendment clarified that the noncash charge incurred by the Company in the fourth quarter of 2013 would be excluded from the calculation of the financial covenants of the $200 million facility to the extent that the noncash charge was recognized on or before December 31, 2013 and did not exceed $12.0 million.

Proposed Expansion of Company’s Franchised Territory

The Company announced on April 16, 2013 that it had signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee and Kentucky that include such major markets as Knoxville, Tennessee and Lexington and Louisville, Kentucky. Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company, currently serves all of the proposed expanded territory.

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

This proposed transaction with The Coca-Cola Company remains subject to the parties reaching definitive agreements in the first quarter of 2014 with the transaction currently expected to be completed in a series of closings by the end of 2014 or early 2015 involving different parts of the expanded territory. The parties are continuing to negotiate the terms and conditions of definitive agreements and related documentation, however, there is no assurance that the parties will enter into such agreements or that any of the anticipated closings will occur.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages, including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready-to-drink coffee, enhanced water, juices and sports drinks. The Company had net sales of $1.6 billion in 2013.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents 81% of the Company’s 2013 bottle/can net sales.

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

The Company’s net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In Thousands	2013	2012	2011
Bottle/can sales:
Sparkling beverages (including energy products)	$1,063,154	$1,073,071	$1,052,164
Still beverages	247,561	233,895	219,628

Total bottle/can sales	1,310,715	1,306,966	1,271,792

Other sales:
Sales to other Coca-Cola bottlers	166,476	152,401	150,274
Post-mix and other	164,140	155,066	139,173

Total other sales	330,616	307,467	289,447

Total net sales	$1,641,331	$1,614,433	$1,561,239

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and will continue to be critical to the Company’s overall revenue. New packaging introductions over the last several years include the 1.25-liter bottle, 7.5-ounce sleek can and the 2-liter contour bottle for Coca-Cola products.

The Company has invested in its own brand portfolio with products such as Tum-E Yummies, a vitamin C enhanced flavored drink and Fuel in a Bottle power shots. These brands enable the Company to participate in strong growth categories and capitalize on distribution channels that include the Company’s traditional Coca-Cola franchise territory as well as third party distributors outside the Company’s traditional Coca-Cola franchise territory. While the growth prospects of Company-owned or exclusively licensed brands appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant as well.

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $201.0 million, $200.0 million and $191.9 million in 2013, 2012 and 2011, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle increasing numbers of products. In addition, the Company has closed a number of smaller sales distribution centers reducing its fixed warehouse-related costs.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

2013

•	a $3.1 million pre-tax favorable adjustment to net sales related to a refund of 2012 cooperative trade marketing funds paid by the Company to The Coca-Cola Company that were not spent in 2012;

•	a $0.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program;

•	a $12.0 million noncash settlement charge related to the voluntary lump-sum pension distribution;

•	a $0.4 million decrease to income tax expense related to the American Taxpayer Relief Act;

•	a $2.3 million decrease to income tax expense related to state tax legislation enacted in the third quarter of 2013; and

•	a $0.9 million decrease to income tax expense related to the reduction of the liability for uncertain tax positions primarily due to the expiration of the applicable statute of limitations.

2012

•	a $0.5 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program; and

•	a $1.5 million debit to income tax expense to increase the valuation allowance for certain deferred tax assets of the Company.

2011

•	a $6.7 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2011 commodity hedging program;

•	a $0.2 million pre-tax unfavorable mark-to-market adjustment to S,D&A expenses related to the Company’s 2011 commodity hedging program; and

•	a $0.9 million credit to income tax expense related to the reduction of the liability for uncertain tax positions in 2011 primarily due to the expiration of the applicable statute of limitations.

The following overview is a summary of key information concerning the Company’s financial results for 2013 compared to 2012 and 2011.

	Fiscal Year
In Thousands (Except Per Share Data)	2013	2012	2011
Net sales	$1,641,331	$1,614,433	$1,561,239
Cost of sales	982,691	960,124	931,996
Gross margin	658,640	654,309	629,243
S,D&A expenses	584,993	565,623	541,713
Income from operations	73,647	88,686	87,530
Interest expense, net	29,403	35,338	35,979
Income before taxes	44,244	53,348	51,551
Income tax expense	12,142	21,889	19,528
Net income	32,102	31,459	32,023
Net income attributable to the Company	27,675	27,217	28,608
Basic net income per share:
Common Stock	$2.99	$2.95	$3.11
Class B Common Stock	$2.99	$2.95	$3.11
Diluted net income per share:
Common Stock	$2.98	$2.94	$3.09
Class B Common Stock	$2.97	$2.92	$3.08

The Company’s net sales grew 5.1% from 2011 to 2013. The increase in net sales was primarily due to a 2.7% increase in bottle/can sales price per unit to retail customers and a 6.8% increase in sales volume to other Coca-Cola bottlers. The increase in bottle/can sales price per unit to retail customers was primarily due to an increase in sparkling beverages other than energy products while the increase in sales volume to other Coca-Cola bottlers was primarily due to an increase in sparkling can beverages. The Company’s sales volume increase to other Coca-Cola bottlers was impacted by the closing of a can production facility by another Coca-Cola bottler in 2013; the Company replaced part of the closed facility’s production.

Bottle/can sales volume to retail customers increased 0.1% in 2013 compared to 2011. The Company’s bottle/can volume to retail customers was impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013.

Gross margin dollars increased 4.7% from 2011 to 2013. The Company’s gross margin as a percentage of net sales decreased from 40.3% in 2011 to 40.1% in 2013. The decrease in gross margin percentage was primarily due to higher sales volume to other Coca-Cola bottlers which has a lower gross margin than bottle/can sales to retail customers, increases in raw material costs and increased purchases of finished products partially offset by higher sales price per unit for sales to retail customers.

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the cost of some of the underlying commodities related to these inputs will have a smaller increase in 2014 compared to 2013.

S,D&A expenses increased 8.0% from 2011 to 2013. The increase in S,D&A expenses was primarily the result of the $12.0 million noncash settlement charge for the lump-sum pension distribution and the increase in professional fees for due diligence for territory expansion. Additional increases related to an increase in employee salaries including bonuses and incentives (salary increase and separation payments), an increase in software amortization, an increase in marketing expense and an increase in employer payroll taxes. Employee benefits expense also increased from 2011 to 2013 primarily due to increased medical insurance expense (both active and retired employees). The increase in S,D&A expenses was partially offset by a decrease in depreciation and amortization expense for property, plant and equipment due to the change in useful lives of certain vending equipment.

Net interest expense decreased 18.3% in 2013 compared to 2011. The decrease was primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.8% during 2013 from 6.0% during 2011.

Income tax expense decreased 37.8% from 2011 to 2013. The decrease was primarily due to state tax legislation that reduced the corporate tax rate in 2013, the American Taxpayer Relief Act enacted on January 2, 2013 and lower pre-tax income. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, was 27.4% for 2013 compared to 37.9% for 2011. The effective tax rates differ from statutory rates as a result of adjustments to the liability for uncertain tax positions, adjustments to the deferred tax asset valuation allowance, adjustments due to federal or state legislation and permanent items. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, was 30.5% for 2013 compared to 40.6% for 2011.

Net debt and capital lease obligations at fiscal year ends were as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012	Jan. 1, 2012
Debt	$398,566	$423,386	$523,219
Capital lease obligations	64,989	69,581	74,054

Total debt and capital lease obligations	463,555	492,967	597,273
Less: Cash, cash equivalents and restricted cash	11,761	10,399	93,758

Total net debt and capital lease obligations (1)	$451,794	$482,568	$503,515

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in evaluating the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

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

The Company did not make changes in any critical accounting policies during 2013. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is contemplated and prior to making such change.

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

The Company changed the useful lives of certain cold drink dispensing equipment in 2013 to reflect the estimated remaining useful lives. The change in useful lives reduced depreciation expense in 2013 by $1.7 million.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets.

During 2013, the Company performed periodic reviews of property, plant and equipment and determined there was no impairment to be recorded.

During 2012, the Company performed periodic reviews of property, plant and equipment. As a result of these reviews, $.3 million was recorded to impairment expense for manufacturing equipment.

During 2011, the Company performed periodic reviews of property, plant and equipment and determined there was no impairment to be recorded.

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

After completing the analysis, there was no impairment of the Company’s recorded franchise rights in 2013, 2012 or 2011.

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

To the extent that actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, the Company may be required to perform an interim impairment analysis that could result in an impairment of franchise rights and goodwill. The Company has determined that there has not been an interim impairment trigger since the first day of the fourth quarter of 2013 annual test date.

Based on this analysis, there was no impairment of the Company’s recorded goodwill in 2013, 2012 or 2011.

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

Risk Management Programs

The Company uses various insurance structures to manage its workers’ compensation, auto liability, medical and other insurable risks. These structures consist of retentions, deductibles, limits and a diverse group of insurers that serve to strategically transfer and mitigate the financial impact of losses. The Company uses commercial insurance for claims as a risk reduction strategy to minimize catastrophic losses. Losses are accrued using assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations. The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 29, 2013, these letters of credit totaled $22.9 million.

Pension and Postretirement Benefit Obligations

The Company sponsors pension plans covering certain full-time nonunion employees and certain union employees who meet eligibility requirements. As discussed below, the Company ceased further benefit accruals under the principal Company-sponsored pension plan effective June 30, 2006. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, employee turnover and age at retirement, as determined by the Company, within certain guidelines. In addition, the Company uses subjective factors such as mortality rates to estimate the projected benefit obligation. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net periodic pension cost recorded by the Company in future periods. The discount rate used in determining the actuarial present value of the projected benefit obligation for the Company’s pension plans was 5.21% in 2013 and 4.47% in 2012. The discount rate assumption is generally the estimate which can have the most significant impact on net periodic pension cost and the projected benefit obligation for these pension plans. The Company determines an appropriate discount rate annually based on the annual yield on long-term corporate bonds as of the measurement date and reviews the discount rate assumption at the end of each year.

On February 22, 2006, the Board of Directors of the Company approved an amendment to the principal Company-sponsored pension plan to cease further benefit accruals under the nonunion plan effective June 30, 2006. Annual pension costs were $1.4 million, $2.9 million and $2.9 million in 2013, 2012 and 2011 respectively. The annual pension costs for 2013 excludes the $12.0 million noncash settlement charge discussed below.

In the third quarter of 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. The benefit election window was open during the third quarter of 2013 and benefit distributions were made during the fourth quarter of 2013. Based upon the number of plan participants electing to take the lump-sum distribution and the total amount of such distributions, the Company incurred a noncash charge of $12.0 million in the fourth quarter of 2013 when the distribution was made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets will reduce the cost of administering the pension plan in the future.

Annual pension income is estimated to be approximately $0.4 million in 2014.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and net periodic pension cost of the Company-sponsored pension plans as follows:

In Thousands	.25% Increase	.25% Decrease
Increase (decrease) in:
Projected benefit obligation at December 29, 2013	$(8,064)	$8,533
Net periodic pension cost in 2013	(191)	186

The weighted average expected long-term rate of return of plan assets was 7% for each year 2013, 2012 and 2011. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity and fixed income investments. See Note 17 to the consolidated financial statements for the details by asset type of the Company’s pension plan assets at December 29, 2013 and December 30, 2012, and the weighted average expected long-term rate of return of each asset type. The actual return of pension plan assets were gains of 17.8% in 2013, 12.9% for 2012 and 0.9% for 2011.

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

The discount rate assumptions used to determine the pension and postretirement benefit obligations are based on yield rates available on double-A bonds as of each plan’s measurement date. The discount rate used in determining the postretirement benefit obligation was 4.96% in 2013 and 4.11% in 2012. The discount rate was derived using the Aon/Hewitt AA above median yield curve. Projected benefit payouts for each plan were matched to the Aon/Hewitt AA above median yield curve and an equivalent flat rate was derived.

A .25% increase or decrease in the discount rate assumption would have impacted the projected benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	.25% Increase	.25% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 29, 2013	$(1,898)	$1,991
Service cost and interest cost in 2013	(164)	170

A 1% increase or decrease in the annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 29, 2013	$7,830	$(7,168)
Service cost and interest cost in 2013	578	(533)

New Accounting Pronouncements

Recently Adopted Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that is intended to enhance current disclosures on offsetting financial assets and liabilities. The new guidance requires an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new guidance were effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Pronouncements

In July 2013, the FASB issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the new guidance are effective for the fiscal years beginning after December 15, 2013 with early adoption permitted. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

Results of Operations

2013 Compared to 2012

A summary of the Company’s financial results for 2013 and 2012 follows:

	Fiscal Year
In Thousands (Except Per Share Data)	2013		2012		Change	% Change
Net sales	$1,641,331	(1)	$1,614,433		$26,898	1.7
Gross margin	658,640	(1)(2)	654,309	(7)	4,331	0.7
S,D&A expenses	584,993	(3)	565,623		19,370	3.4
Interest expense, net	29,403		35,338		(5,935)	(16.8)
Income before taxes	44,244		53,348		(9,104)	(17.1)
Income tax expense	12,142	(4)(5)(6)	21,889	(8)	(9,747)	(44.5)
Net income	32,102	(1)(2)(3)(4)(5)(6)	31,459	(7)(8)	643	2.0
Net income attributable to noncontrolling interest	4,427		4,242		185	4.4
Net income attributable to Coca-Cola Bottling Co. Consolidated	27,675	(1)(2)(3)(4)(5)(6)	27,217	(7)(8)	458	1.7
Basic net income per share:
Common Stock	$2.99		$2.95		$.04	1.4
Class B Common Stock	$2.99		$2.95		$.04	1.4
Diluted net income per share:
Common Stock	$2.98		$2.94		$.04	1.4
Class B Common Stock	$2.97		$2.92		$.05	1.7

(1)	Results in 2013 included a favorable adjustment of $3.1 million (pre-tax), or $1.9 million after tax, related to a refund of 2012 cooperative trade marketing funds paid by the Company to The Coca-Cola Company that were not spent in 2012, which was reflected as an increase in net sales.

(2)	Results in 2013 included an unfavorable mark-to-market adjustment of $0.5 million (pre-tax), or $0.3 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase to cost of sales.

(3)	Results in 2013 included a $12.0 million (pre-tax), or $7.3 million after tax, noncash settlement charge related to a voluntary lump-sum pension distribution, which was reflected as an increase in S,D&A expenses.

(4)	Results in 2013 included a credit of $0.4 million related to the American Taxpayer Relief Act, which was reflected as a decrease to income tax expense.

(5)	Results in 2013 included a credit of $2.3 million related to state tax legislation enacted during 2013, which was reflected as a decrease to income tax expense.

(6)	Results in 2013 included a credit of $0.9 million related to the reduction of the Company’s liability for uncertain tax positions primarily due to the expiration of the applicable statute of limitations, which was reflected as a decrease to income tax expense.

(7)	Results in 2012 included a favorable mark-to-market adjustment of $0.5 million (pre-tax), or $0.3 million after tax, related to the Company’s commodity hedging program which was reflected as a decrease in cost of sales.

(8)	Results in 2012 included a debit of $1.5 million related to the increase of the valuation allowance for certain deferred tax assets which was reflected as an increase to income tax expense.

Net Sales

Net sales increased $26.9 million, or 1.7%, to $1.64 billion in 2013 compared to $1.61 billion in 2012.

This increase in net sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)

$15.2	10.0% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages

12.7	1.0% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sales price per unit in sparkling beverages, excluding energy products

(12.0)	0.9% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, excluding energy products

5.3	Increase in freight revenue

3.1	Refund of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the third quarter of 2013. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

(2.9)	3.5% decrease in post-mix sales volume

1.6	2.0% increase in post-mix sales price per unit

1.1	Increase in data analysis and consulting services

(1.1)	0.7% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling beverage sales volume which has a lower sales price per unit than still beverages

3.9	Other

$26.9	Total increase in net sales

The Company’s bottle/can volume decrease was impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013. The Company’s sales volume increase to other Coca-Cola bottlers was primarily due to the closing of a can production facility by another bottler; the Company replaced part of the closed facility’s production.

In 2013, the Company’s bottle/can sales to retail customers accounted for 80% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in 2013 and 2012 as a percentage of total bottle/can sales volume and the percentage change by product category were as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume % Increase (Decrease)
Product Category	2013	2012
Sparkling beverages (including energy products)	81.3%	82.8%	(2.8)
Still beverages	18.7%	17.2%	8.0

Total bottle/can volume	100.0%	100.0%	(0.9)

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During 2013, approximately 68% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% of the Company’s total bottle/can volume and approximately 15% of the Company’s total net sales during 2013. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 8% of the Company’s total bottle/can volume and approximately 6% of the Company’s total net sales during 2013. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $6.3 million in 2013 and $7.0 million in 2012. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 2.4%, or $22.6 million, to $982.7 million in 2013 compared to $960.1 million in 2012.

This increase in cost of sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$14.6	10.0% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages
7.8	Increases in raw material costs and increased purchases of finished products
(7.1)	0.9% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, excluding energy products
4.0	Increase in freight cost of sales
(2.0)	3.5% decrease in post-mix sales volume
1.9	Decrease in marketing funding support received primarily from The Coca-Cola Company
1.4	Increase in cost due to the Company’s commodity hedging program
(1.2)	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit than still beverages
3.2	Other

$22.6	Total increase in cost of sales

The following inputs represent a substantial portion of the Company’s total cost of goods sold: (1) sweeteners, (2) packaging materials, including plastic bottles and aluminum cans, and (3) finished products purchased from other vendors. The Company anticipates that the cost of some of the underlying commodities related to these inputs will have a smaller increase in 2014 compared to 2013.

Since 2008, the Company has been purchasing concentrate from The Coca-Cola Company for all sparkling beverages for which the Company purchases concentrate from The Coca-Cola Company under an incidence-based pricing arrangement and has not purchased concentrates at standard concentrate prices as was the Company’s practice in prior years. During the two-year term of a new incidence-based pricing agreement that the Company entered into with The Coca-Cola Company in December 2013 that began January 1, 2014 and will end on December 31, 2015, the pricing of such concentrate will continue to be governed by the incidence-based pricing model rather than the other agreements that the Company has with The Coca-Cola Company. Under the incidence-based pricing model, the concentrate price The Coca-Cola Company charges is impacted by a number of factors, including the incidence rate in effect, the Company’s pricing and sales of finished products, the channels in which the finished products are sold and package mix.

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company in 2013 and includes direct payments to the Company and payments to the Company’s customers for marketing programs in 2012, was $51.7 million in 2013 compared to $53.6 million in 2012.

Gross Margin

Gross margin dollars increased 0.7%, or $4.3 million, to $658.6 million in 2013 compared to $654.3 million in 2012. Gross margin as a percentage of net sales decreased to 40.1% in 2013 from 40.5% in 2012.

This increase in gross margin was principally attributable to the following:

Amount	Attributable to:
(In Millions)

$12.7	1.0% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sales price per unit in sparkling beverages, excluding energy products

(7.8)	Increases in raw material costs and increased purchases of finished products

(4.9)	0.9% decrease in bottle/can volume to retail customers primarily due to a volume decrease in sparkling beverages, excluding energy products

3.1	Refund of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the third quarter of 2013. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

(1.9)	Decrease in marketing funding support received primarily from The Coca-Cola Company

1.6	2.0% increase in post-mix sales price per unit

(1.4)	Increase in cost due to the Company’s commodity hedging program

1.2	Decrease in per unit cost of sales to other Coca-Cola bottlers primarily due to an increase in sparkling can sales volume which has a lower cost per unit than still beverages

1.3	Increase in freight gross margin

1.1	Increase in data analysis and consulting services

(1.1)	0.7% decrease in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sparkling beverage sales volume which has a lower sales price per unit than still beverages

(0.9)	3.5% decrease in post-mix sales volume

0.6	10.0% increase in sales volume to other Coca-Cola bottlers primarily due to volume increases in sparkling can beverages

0.7	Other

$4.3	Total increase in gross margin

The decrease in gross margin percentage was primarily due to higher sales volume to other Coca-Cola bottlers which has lower gross margin than bottle/can retail sales, an increase in raw material costs and increased purchases of finished products partially offset by higher sales price per unit for sales to retail customers and the refund of the 2012 cooperative trade marketing funds.

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

S,D&A expenses increased by $19.4 million, or 3.4%, to $585.0 million in 2013 from $565.6 million in 2012. S,D&A expenses as a percentage of sales increased to 35.6% in 2013 from 35.0% in 2012.

This increase in S,D&A expenses was principally attributable to the following:

Amount	Attributable to:
(In Millions)

$12.0	Increase due to loss recorded for voluntary lump-sum pension settlement

3.8	Increase in employee salaries excluding bonus and incentives due to normal salary increases and separation payments

2.2	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance

(1.8)	Decrease in depreciation and amortization of property, plant and equipment primarily due to the change in the useful lives of certain vending equipment

1.5	Increase in employee benefit costs primarily due to increased medical insurance expense offset by decreased pension expense, excluding the lump-sum pension settlement

1.3	Increase in professional fees primarily due to the due diligence for territory expansion

(1.0)	Decrease in marketing expense primarily due to reduced spending on marketing promotional items

1.4	Other

$19.4	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $201.0 million and $200.0 million in 2013 and 2012, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans was $1.3 million and $2.5 million in 2013 and 2012, respectively, excluding the $12.0 million lump-sum settlement charge.

The Company provides a 401(k) Savings Plan for substantially all of the Company’s full-time employees who are not covered by a collective bargaining agreement. During 2012, the Company changed the Company’s 401(k) Savings Plan matching contribution from fixed to discretionary, maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during both 2013 and 2012. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for both 2013 and 2012. The Company made these contribution payments for 2013 and 2012 in the first quarter of 2014 and 2013, respectively. The total expense for this benefit recorded in S,D&A expenses was $7.3 million and $7.2 million in 2013 and 2012, respectively.

For 2014, the Company has decided to match the first 3.5% of participants’ contributions while maintaining the option to increase the matching contributions an additional 1.5%, for a total of 5%, for the Company’s employees based on the financial results for 2014.

Interest Expense

Net interest expense decreased 16.8%, or $5.9 million in 2013 compared to 2012. The decrease was primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. The Company’s overall weighted average interest rate on its debt and capital lease obligations decreased to 5.8% during 2013 from 6.1% during 2012.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2013 and 2012 was 27.4% and 41.0%, respectively. The decrease in the effective tax rate for 2013 resulted primarily from state tax legislation enacted in 2013 that reduced the corporate tax rate, the American Taxpayer Relief Act enacted on January 2, 2013, a decrease in the liability for uncertain tax positions and lower pre-tax income in 2013 as compared to 2012. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, for 2013 and 2012 was 30.5% and 44.6%, respectively.

The Company increased its valuation allowance by $0.3 million in 2013. The net effect was an increase in income tax expense due primarily to the Company’s assessment of its ability to use certain net operating loss carryforwards. In 2012, the Company increased its liability for uncertain tax positions by $.8 million resulting in an increase to income tax expense. See Note 14 to the consolidated financial statements for additional information.

On September 13, 2013, the Internal Revenue Service and the United States Treasury Department issued final tax regulations that provide guidance regarding the deduction and capitalization of expenditures related to tangible property. The Company does not expect these final tax regulations to have a material impact on the Company’s consolidated financial statements.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.4 million in 2013 compared to $4.2 million in 2012 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

2012 Compared to 2011

A summary of the Company’s financial results for 2012 and 2011 follows:

	Fiscal Year
In Thousands (Except Per Share Data)	2012		2011		Change	% Change
Net sales	$1,614,433		$1,561,239		$53,194	3.4
Gross margin	654,309	(1)	629,243	(3)	25,066	4.0
S,D&A expenses	565,623		541,713	(4)	23,910	4.4
Interest expense, net	35,338		35,979		(641)	(1.8)
Income before taxes	53,348		51,551		1,797	3.5
Income tax expense	21,889	(2)	19,528	(5)	2,361	12.1
Net income	31,459	(1)(2)	32,023	(3)(4)(5)	(564)	(1.8)
Net income attributable to noncontrolling interest	4,242		3,415		827	24.2
Net income attributable to Coca-Cola Bottling Co. Consolidated	27,217	(1)(2)	28,608	(3)(4)(5)	(1,391)	(4.9)
Basic net income per share:
Common Stock	$2.95		$3.11		$(.16)	(5.1)
Class B Common Stock	$2.95		$3.11		$(.16)	(5.1)
Diluted net income per share:
Common Stock	$2.94		$3.09		$(.15)	(4.9)
Class B Common Stock	$2.92		$3.08		$(.16)	(5.2)

(1)	Results in 2012 included a favorable mark-to-market adjustment of $0.5 million (pre-tax), or $0.3 million after tax, related to the Company’s commodity hedging program which was reflected as a decrease in cost of sales.

(2)	Results in 2012 included a debit of $1.5 million related to the increase of the valuation allowance for certain deferred tax assets which was reflected as an increase to income tax expense.

(3)	Results in 2011 included an unfavorable mark-to-market adjustment of $6.7 million (pre-tax), or $4.0 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase in cost of sales.

(4)	Results in 2011 included an unfavorable mark-to market adjustment of $0.2 million (pre-tax), or $0.1 million after tax, related to the Company’s commodity hedging program, which was reflected as an increase in S,D&A expenses.

(5)	Results in 2011 included a credit of $0.9 million related to the reduction of the Company’s liability for uncertain tax positions primarily due to the expiration of applicable statute of limitations, which was reflected as a reduction to income tax expense.

Net Sales

Net sales increased $53.2 million, or 3.4%, to $1.61 billion in 2012 compared to $1.56 billion in 2011.

This increase in net sales was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$22.3	1.7% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sales price per unit in sparkling beverages, excluding energy products
12.9	1.0% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
6.5	4.4% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories
5.2	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(4.4)	2.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
3.0	3.6% increase in post-mix sales price per unit
2.6	Increase in data analysis and consulting services
1.9	2.3% increase in post-mix sales volume
1.8	Increase in supply chain and logistics solutions consulting
1.4	Other

$53.2	Total increase in net sales

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

This increase in gross margin was principally attributable to the following:

Amount	Attributable to:
(In Millions)
$22.3	1.7% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sales price per unit in sparkling beverages, excluding energy products
(22.1)	Increases in raw material costs and increased purchases of finished products
6.5	4.4% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit in all product categories
5.3	1.0% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
(3.9)	Decrease in marketing funding support received primarily from The Coca-Cola Company
3.0	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
3.0	3.6% increase in post-mix sales price per unit
2.8	Decrease in cost due to the Company’s commodity hedging program
2.6	Increase in data analysis and consulting services
1.8	Increase in supply chain and logistics solutions consulting
0.6	2.3% increase in post-mix sales volume
(0.1)	2.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in sparkling beverages
3.3	Other

$25.1	Total increase in gross margin

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

The net impact of the Company’s commodity hedging program on S,D&A expenses was an increase of $0.6 million in 2011. There was no impact on S,D&A expenses in 2012.

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

Interest Expense

Net interest expense decreased 1.8%, or $0.6 million in 2012 compared to 2011. The decrease was primarily due to the repayment at maturity of $150 million of Senior Notes in November 2012. This was partially offset by the Company entering into two new capital leases in the first quarter of 2011. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 6.1% during 2012 from 6.0% during 2011.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for 2012 and 2011 was 41.0% and 37.9%, respectively. The increase in the effective tax rate for 2012 resulted primarily from an increase in the liability for uncertain tax positions and an increase to the valuation allowance in 2012 as compared to 2011. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, for 2012 and 2011 was 44.6% and 40.6%, respectively.

The Company increased its valuation allowance by $1.8 million for 2012. The net effect was an increase in income tax expense due primarily to the Company’s assessment of its ability to use certain net operating loss carryforwards. In 2012, the Company increased its liability for uncertain tax positions by $0.8 million resulting in an increase to income tax expense. In 2011, the Company reduced its liability for uncertain tax positions by $0.2 million resulting in a decrease to income tax expense. See Note 14 to the consolidated financial statements for additional information.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $4.2 million in 2012 compared to $3.4 million in 2011 primarily related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets were unchanged at $1.28 billion at both December 29, 2013 and December 30, 2012.

Net working capital, defined as current assets less current liabilities, increased by $5.4 million to $30.4 million at December 29, 2013 from $25.0 million at December 30, 2012.

Significant changes in net working capital from December 30, 2012 to December 29, 2013 were as follows:

•

An increase in accounts receivable from The Coca-Cola Company and a decrease in accounts payable to The Coca-Cola Company of $2.3 million and $2.0 million, respectively, primarily due to the timing of payments.

•	A decrease in prepaid expenses and other current assets of $6.2 million primarily due to a reduction of current tax assets.

•	A decrease in accounts payable, trade of $8.1 million primarily due to the timing of payments.

Debt and capital lease obligations were $463.6 million as of December 29, 2013 compared to $493.0 million as of December 30, 2012. Debt and capital lease obligations as of December 29, 2013 and December 30, 2012 included $65.0 million and $69.6 million, respectively, of capital lease obligations related primarily to Company facilities.

Contributions to the Company’s pension plans were $7.3 million and $25.0 million in 2013 and 2012, respectively. The Company anticipates that contributions to the principal Company-sponsored pension plan in 2014 will be in the range of $4 million to $10 million.

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

As of December 29, 2013, the Company had $195.0 million available under the $200 million facility to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. On September 4, 2013, the Company entered into an amendment to its $200 million facility. The amendment clarified that the noncash charge incurred by the Company in the fourth quarter of 2013 as a result of the Company’s limited-time offer of a lump-sum distribution of pension benefits to certain pension plan participants would be excluded from the calculation of the financial covenants described above to the extent that the noncash charge was recognized on or before December 31, 2013 and did not exceed $12.0 million. See Note 17 to the consolidated financial statements for additional information on the limited-time pension distribution. The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company.

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

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of December 29, 2013, $373.6 million of the Company’s total outstanding balance of debt and capital lease obligations of $463.6 million was financed through publicly offered debt. The Company had capital lease obligations of $65.0 million as of December 29, 2013. As of December 29, 2013, the Company had $5.0 million and $20.0 million outstanding on the $200 million facility and the Company’s uncommitted line of credit, respectively.

Cash Sources and Uses

The primary source of cash for the Company has been cash provided by operating activities. The primary uses of cash have been for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and contributions to the pension plans.

A summary of cash activity for 2013 and 2012 follows:

	Fiscal Year
In Millions	2013	2012
Cash sources
Cash provided by operating activities (excluding income tax and pension payments)	$119.6	$122.3
Proceeds from $200 million facility	60.0	30.0
Proceeds from uncommitted line of credit	—	20.0
Proceeds from the reduction of restricted cash	—	3.0
Proceeds from the sale of property, plant and equipment	6.1	.7

Total cash sources	$185.7	$176.0

Cash uses
Payment of $150 million Senior Notes	$—	$150.0
Capital expenditures	61.4	53.3
Payment on $200 million facility	85.0	—
Contributions to pension plans	7.3	25.0
Payment of capital lease obligations	5.3	4.7
Income tax payments	15.9	14.1
Dividends	9.2	9.2
Other	0.2	0.1

Total cash uses	$184.3	$256.4

Increase (decrease) in cash	$1.4	$(80.4)

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $23 million and $30 million in 2014. This projection does not include any anticipated cash income tax requirements due to the proposed expansion of the Company’s franchise territory.

Operating Activities

During 2013, cash flow provided by operating activities increased $13.2 million compared to 2012. The increase was due to the net changes in accounts receivable from The Coca-Cola Company and accounts payable to The Coca-Cola Company of $8.3 million, a $4.2 million increase in 2013 compared to a $12.5 million increase in 2012. In 2013, the Company made lower contributions to the pension plans and lower interest payments. Contributions to pension plans decreased $17.7 million from $25.0 million in 2012 to $7.3 million in 2013. Interest payments decreased $6.9 million from $35.1 million in 2012 to $28.2 million in 2013. A $17.1 million decrease in deferred income taxes partially offset the increases. Deferred income taxes was a $7.1 million expense in 2012 compared to a $10.0 million credit in 2013.

Investing Activities

Additions to property, plant and equipment during 2013 were $54.2 million of which $7.2 million were accrued in accounts payable, trade as unpaid. This compared to $61.5 million in additions to property, plant and equipment during 2012 of which $14.4 million were accrued in accounts payable, trade as unpaid. Capital expenditures during 2013 were funded with cash flows from operations and available credit facilities. The Company anticipates that additions to property, plant and equipment in 2014 will be in the range of $80 million to $90 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of December 29, 2013, the Company had $195.0 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement will bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On September 4, 2013, the Company entered into an amendment to its $200 million facility. The amendment clarified that the noncash charge incurred by the Company in the fourth quarter of 2013 as a result of the Company’s limited-time offer of a lump-sum distribution of pension benefits to certain pension plan participants would be excluded from the calculation of the financial covenants described above to the extent that the noncash charge was recognized on or before December 31, 2013 and did not exceed $12.0 million. See Note 17 to the consolidated financial statements for additional information on the limited-time pension distribution.

The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company. On December 29, 2013 the Company had $5.0 million of outstanding borrowings under the $200 million facility. On December 30, 2012, the Company had $30.0 million borrowings on the $200 million facility.

During 2013, the Company’s net borrowings under its $200 million facility decreased $25.0 million due to increased cash flow from operations available for repayments. During 2012, the Company’s net borrowings under the Company’s $200 million facility increased $30.0 million to repay senior notes as discussed below.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On both December 29, 2013 and December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit.

As of December 29, 2013 and December 30, 2012, the Company had a weighted average interest rate of 6.2% and 5.9%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8%, 6.1% and 6.0% for 2013, 2012 and 2011, respectively. As of December 29, 2013, $25.0 million of the Company’s debt and capital lease obligations of $463.6 million were subject to changes in short-term interest rates.

In November 2012, the Company used a combination of available cash on hand, borrowings on the $20 million uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of senior notes. The Company’s next maturity of outstanding long-term debt is the $100 million senior notes due April 2015.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into nine capital leases.

At December 29, 2013, the Company’s credit ratings were as follows:

Long-Term Debt
Standard & Poor’s	BBB
Moody’s	Baa2

The Company’s credit ratings, which the Company is disclosing to enhance understanding of the Company’s sources of liquidity and the effect of the Company’s ratings on the Company’s cost of funds, are reviewed periodically by the respective rating agencies. Changes in the Company’s operating results or financial position could result in changes in the Company’s credit ratings. Lower credit ratings could result in higher borrowing costs for the Company or reduced access to capital markets, which could have a material impact on the Company’s financial position or results of operations. There were no changes in these credit ratings from the prior year and the credit ratings are currently stable. Changes in the credit ratings of The Coca-Cola Company could adversely affect the Company’s credit ratings as well.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as indebtedness by the Company’s subsidiaries in excess of certain amounts.

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $29.3 million of debt for these entities as of December 29, 2013. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. As of December 29, 2013, the Company’s maximum exposure, if both of these cooperatives borrowed up to their aggregate borrowing capacity, would have been $70.9 million including the Company’s equity interest. See Note 13 and Note 18 of the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of December 29, 2013:

	Payments Due by Period
In Thousands	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Contractual obligations:
Total debt, net of interest	$398,566	$20,000	$269,757	$—	$108,809
Capital lease obligations,net of interest	64,989	5,939	13,397	15,273	30,380
Estimated interest on debt and capital lease obligations(1)	89,022	25,965	35,926	20,557	6,574
Purchase obligations(2)	39,308	39,308	—	—	—
Other long-term liabilities(3)	134,865	11,182	17,280	12,102	94,301
Operating leases	36,456	6,170	8,788	5,907	15,591
Long-term contractual arrangements(4)	39,060	10,480	14,438	8,047	6,095
Postretirement obligations(5)	67,840	2,682	6,183	7,739	51,236
Purchase orders(6)	49,587	49,587	—	—	—

Total contractual obligations	$919,693	$171,313	$365,769	$69,625	$312,986

(1)	Includes interest payments based on contractual terms.

(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through May 2014 from South Atlantic Canners, a manufacturing cooperative.

(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.

(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.

(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plan is excluded as the timing and/or amount of any cash payment is uncertain.

(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services performed.

The Company has $2.8 million of uncertain tax positions including accrued interest, as of December 29, 2013 (excluded from other long-term liabilities in the table above because the Company is uncertain if or when such amounts will be recognized) all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements. See Note 14 of the consolidated financial statements for additional information.

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

As of December 29, 2013, the Company had $22.9 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 13 of the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $7.3 million to its two Company-sponsored pension plans in 2013. Based on information currently available, the Company estimates it will be required to make cash contributions in 2014 in the range of $4 million to $10 million to those two plans. Postretirement medical care payments are expected to be approximately $2.7 million in 2014. See Note 17 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

Interest Rate Hedging

The Company uses derivatives from time to time to partially manage the Company’s exposure to changes in interest rates on outstanding debt instruments. The Company has not had interest rate swap agreements outstanding since September 2008.

Commodity Hedging

The Company entered into derivative instruments to hedge certain commodity purchases for 2013 and 2011. The Company paid fees for these instruments which were amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

The Company uses several different financial institutions for commodity derivative instruments to minimize the concentration of credit risk. The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions.

The net impact of the commodity hedges was to increase the cost of sales by $0.9 million in 2013, decrease the cost of sales by $.5 million in 2012, increase the cost of sales by $2.3 million in 2011 and to increase S,D&A expenses by $.6 million in 2011.

In February 2014, the Company paid $0.9 million for agreements to hedge certain commodity costs for 2014. The notional amount of these agreements was $31.6 million.

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

•	the Company’s belief that it may market and sell nationally certain products it has developed and owns;

•	the Company’s belief that cash requirements for income taxes will be in the range of $23 million to $30 million in 2014;

•	the Company’s anticipation that pension income related to the two Company-sponsored pension plans is estimated to be approximately $0.4 million in 2014;

•	the Company’s belief that cash contributions in 2014 to its two Company-sponsored pension plans will be in the range of $4 million to $10 million;

•	the Company’s belief that postretirement benefit payments are expected to be approximately $2.7 million in 2014;

•	the Company’s expectation that additions to property, plant and equipment in 2014 will be in the range of $80 million to $90 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s intention to renew substantially all the Allied Beverage Agreements and Still Beverage Agreements as they expire;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s expectation that the costs of some of the underlying commodities to inputs to the Company’s total cost of sales will have a smaller increase for the remainder of 2014 compared to 2013;

•	the Company’s belief that innovation of new brands and packages will continue to be critical to the Company’s overall revenue;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s expectation that uncertain tax positions may change over the next 12 months but will not have a significant impact on the consolidated financial statements;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•

the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of December 29, 2013; and

•

the Company’s estimate that a 10% increase in the market price of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $27 million assuming no change in volume.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to these interest rate hedging arrangements are generally major financial institutions with which the Company also has other financial relationships. The Company did not have any interest rate hedging products as of December 29, 2013. As of December 29, 2013, $25.0 million of the Company’s debt and capital lease obligations of $463.6 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of December 29, 2013, interest expense for the next twelve months would increase by approximately $.3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.

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

In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 commodity purchases. The Company paid fees for these instruments which were amortized over the corresponding period of the instrument. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or selling, delivery and administrative (“S,D&A”) expenses. The agreements expired in 2013 and there were no outstanding commodity agreements as of December 29, 2013.

In February 2014, the Company paid $0.9 million for agreements to hedge commodity costs for 2014. The notional amount of these agreements was $31.6 million.

Effect of Changing Prices

The annual rate of inflation in the United States, as measured by year-over-year changes in the consumer price index, was 1.5% in 2013 compared to 1.7% in 2012 and 3.0% in 2011. Inflation in the prices of those commodities important to the Company’s business is reflected in changes in the consumer price index, but commodity prices are volatile and can and have in recent years increased at a faster rate than the rate of inflation as measured by the consumer price index.

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs for both cost of sales and S,D&A expenses. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover those increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 8.	Financial Statements and Supplementary Data

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF OPERATIONS

In Thousands (Except Per Share Data)

	Fiscal Year
	2013	2012	2011
Net sales	$1,641,331	$1,614,433	$1,561,239
Cost of sales	982,691	960,124	931,996

Gross margin	658,640	654,309	629,243
Selling, delivery and administrative expenses	584,993	565,623	541,713

Income from operations	73,647	88,686	87,530
Interest expense, net	29,403	35,338	35,979

Income before taxes	44,244	53,348	51,551
Income tax expense	12,142	21,889	19,528

Net income	32,102	31,459	32,023
Less: Net income attributable to noncontrolling interest	4,427	4,242	3,415

Net income attributable to Coca-Cola Bottling Co. Consolidated	$27,675	$27,217	$28,608

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.99	$2.95	$3.11

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141

Class B Common Stock	$2.99	$2.95	$3.11

Weighted average number of Class B Common Stock shares outstanding	2,105	2,085	2,063
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$2.98	$2.94	$3.09

Weighted average number of Common Stock shares outstanding — assuming dilution	9,286	9,266	9,244

Class B Common Stock	$2.97	$2.92	$3.08

Weighted average number of Class B Common Stock shares outstanding — assuming dilution	2,145	2,125	2,103

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In Thousands

	Fiscal Year
	2013	2012	2011
Net income	$32,102	$31,459	$32,023

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1)	(1)	2
Defined benefit plans:
Actuarial gain (loss)	33,379	(11,618)	(12,967)
Prior service costs	(88)	11	(1)
Postretirement benefits plan:
Actuarial gain (loss)	3,984	(1,181)	(3,369)
Prior service costs	(924)	(917)	(1,041)
Transition asset	0	0	(11)

Other comprehensive income (loss), net of tax	36,350	(13,706)	(17,387)

Comprehensive income	68,452	17,753	14,636
Less: Comprehensive income attributable to noncontrolling interest	4,427	4,242	3,415

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$64,025	$13,511	$11,221

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

In Thousands (Except Share Data)

	Dec. 29, 2013	Dec. 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,761	$10,399
Accounts receivable, trade, less allowance for doubtful accounts of $1,401 and $1,490, respectively	105,610	103,524
Accounts receivable from The Coca-Cola Company	17,849	15,521
Accounts receivable, other	15,136	12,876
Inventories	61,987	65,924
Prepaid expenses and other current assets	26,872	33,068

Total current assets	239,215	241,312

Property, plant and equipment, net	302,998	307,467
Leased property under capital leases, net	48,981	54,150
Other assets	58,560	53,801
Franchise rights	520,672	520,672
Goodwill	102,049	102,049
Other identifiable intangible assets, net	3,681	4,023

Total assets	$1,276,156	$1,283,474

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED BALANCE SHEETS

	Dec. 29, 2013	Dec. 30, 2012
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$20,000	$20,000
Current portion of obligations under capital leases	5,939	5,230
Accounts payable, trade	43,579	51,651
Accounts payable to The Coca-Cola Company	25,869	27,830
Other accrued liabilities	77,622	75,113
Accrued compensation	31,753	32,428
Accrued interest payable	4,054	4,060

Total current liabilities	208,816	216,312

Deferred income taxes	153,408	140,965
Pension and postretirement benefit obligations	90,599	140,719
Other liabilities	125,791	118,303
Obligations under capital leases	59,050	64,351
Long-term debt	378,566	403,386

Total liabilities	1,016,230	1,084,036

Commitments and Contingencies (Note 13)

Equity:
Convertible Preferred Stock, $100.00 par value: Authorized-50,000 shares; Issued-None
Nonconvertible Preferred Stock, $100.00 par value: Authorized-50,000 shares; Issued-None
Preferred Stock, $.01 par value: Authorized-20,000,000 shares; Issued-None
Common Stock, $1.00 par value: Authorized-30,000,000 shares; Issued-10,203,821 shares	10,204	10,204
Class B Common Stock, $1.00 par value: Authorized-10,000,000 shares; Issued-2,737,076 and 2,716,956 shares, respectively	2,735	2,715
Class C Common Stock, $1.00 par value: Authorized-20,000,000 shares; Issued-None
Capital in excess of par value	108,942	107,681
Retained earnings	188,869	170,439
Accumulated other comprehensive loss	(58,176)	(94,526)

	252,574	196,513

Less-Treasury stock, at cost:
Common Stock-3,062,374 shares	60,845	60,845
Class B Common Stock-628,114 shares	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	191,320	135,259
Noncontrolling interest	68,606	64,179

Total equity	259,926	199,438

Total liabilities and equity	$1,276,156	$1,283,474

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

	Fiscal Year
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$32,102	$31,459	$32,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	58,338	61,168	61,686
Amortization of intangibles	333	416	432
Deferred income taxes	(10,017)	7,138	7,888
Loss on sale of property, plant and equipment	46	633	547
Impairment of property, plant and equipment	0	275	0
Amortization of debt costs	1,933	2,242	2,330
Stock compensation expense	2,919	2,623	2,342
Amortization of deferred gains related to terminated interest rate agreements	(549)	(1,145)	(1,221)
Loss on voluntary pension settlement	12,014	0	0
(Increase) decrease in current assets less current liabilities	843	(288)	5,529
Increase in other noncurrent assets	(3,170)	(5,087)	(4,563)
Increase (decrease) in other noncurrent liabilities	1,569	(16,261)	2,652
Other	13	(1)	5

Total adjustments	64,272	51,713	77,627

Net cash provided by operating activities	96,374	83,172	109,650

Cash Flows from Investing Activities
Additions to property, plant and equipment	(61,432)	(53,271)	(53,156)
Proceeds from the sale of property, plant and equipment	6,136	701	1,772
Change in restricted cash	0	3,000	500

Net cash used in investing activities	(55,296)	(49,570)	(50,884)

Cash Flows from Financing Activities
Proceeds from lines of credit	0	20,000	0
Borrowing under revolving credit facility	60,000	30,000	0
Payment on revolving credit facility	(85,000)	0	0
Payment of debt	0	(150,000)	0
Cash dividends paid	(9,245)	(9,224)	(9,203)
Excess tax expense/(benefit) from stock-based compensation	(17)	81	61
Principal payments on capital lease obligations	(5,307)	(4,682)	(3,839)
Debt issuance costs paid	0	0	(716)
Other	(147)	(136)	(183)

Net cash used in financing activities	(39,716)	(113,961)	(13,880)

Net increase (decrease) in cash	1,362	(80,359)	44,886

Cash at beginning of year	10,399	90,758	45,872

Cash at end of year	$11,761	$10,399	$90,758

Significant noncash investing and financing activities
Issuance of Class B Common Stock in connection with stock award	$1,298	$1,421	$1,327
Capital lease obligations incurred	714	209	18,632
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	7,175	14,433	6,244

See Accompanying Notes to Consolidated Financial Statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Jan. 2, 2011	$10,204	$2,671	$104,835	$133,041	$(63,433)	$(61,254)	$126,064	$56,522	$182,586

Net income				28,608			28,608	3,415	32,023
Other comprehensive income (loss), net of tax					(17,387)		(17,387)		(17,387)
Cash dividends paid Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,062)			(2,062)		(2,062)
Issuance of 22,320 shares of Class B Common Stock		22	1,305				1,327		1,327
Stock compensation adjustment			61				61		61

Balance on Jan. 1, 2012	$10,204	$2,693	$106,201	$152,446	$(80,820)	$(61,254)	$129,470	$59,937	$189,407

Net income				27,217			27,217	4,242	31,459
Other comprehensive income (loss), net of tax					(13,706)		(13,706)		(13,706)
Cash dividends paid Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,083)			(2,083)		(2,083)
Issuance of 22,320 shares of Class B Common Stock		22	1,399				1,421		1,421
Stock compensation adjustment			81				81		81

Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438

Net income				27,675			27,675	4,427	32,102
Other comprehensive income (loss), net of tax					36,350		36,350		36,350
Cash dividends paid Common ($1.00 per share)				(7,141)			(7,141)		(7,141)
Class B Common ($1.00 per share)				(2,104)			(2,104)		(2,104)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298
Stock compensation adjustment			(17)				(17)		(17)

Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926

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

The fiscal years presented are the 52-week periods ended December 29, 2013 (“2013”), December 30, 2012 (“2012”) and January 1, 2012 (“2011”). The Company’s fiscal year ends on the Sunday closest to December 31 of each year.

Piedmont Coca-Cola Bottling Partnership (“Piedmont”) is the Company’s only subsidiary that has a significant noncontrolling interest. Noncontrolling interest income of $4.4 million in 2013, $4.2 million in 2012 and $3.4 million in 2011 are included in net income on the Company’s consolidated statements of operations. In addition, the amount of consolidated net income attributable to both the Company and noncontrolling interest are shown on the Company’s consolidated statements of operations. Noncontrolling interest primarily related to Piedmont totaled $68.6 million, $64.2 million and $59.9 million at December 29, 2013, December 30, 2012 and January 1, 2012, respectively. These amounts are shown as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment when events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These evaluations are performed at a level where independent cash flows may be attributed to either an asset or an asset group. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets.

Leased Property Under Capital Leases

Leased property under capital leases is depreciated using the straight-line method over the lease term.

Internal Use Software

The Company capitalizes costs incurred in the development or acquisition of internal use software. The Company expenses costs incurred in the preliminary project planning stage. Costs, such as maintenance and training, are also expensed as incurred. Capitalized costs are amortized over their estimated useful lives using the straight-line method. Amortization expense, which is included in depreciation expense, for internal-use software was $7.5 million, $7.3 million and $7.0 million in 2013, 2012 and 2011, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Coupon programs are also developed on a territory-specific basis. The cost of these various marketing programs and sales incentives with The Coca-Cola Company and other beverage companies, included as deductions to net sales, totaled $57.1 million, $58.1 million and $53.0 million in 2013, 2012 and 2011, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and were $201.0 million, $200.0 million and $191.9 million in 2013, 2012 and 2011, respectively.

The Company recorded delivery fees in net sales of $6.3 million, $7.0 million and $7.1 million in 2013, 2012 and 2011, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

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

The Class B Common Stock is entitled to 20 votes per share and the Common Stock is entitled to one vote per share with respect to each matter to be voted upon by the stockholders of the Company. Except as otherwise required by law, the holders of the Class B Common Stock and Common Stock vote together as a single class on all matters submitted to the Company’s stockholders, including the election of the Board of Directors. As a result, the holders of the Class B Common Stock control approximately 86% of the total voting power of the stockholders of the Company and control the election of the Board of Directors. The Board of Directors has declared and the Company has paid dividends on the Class B Common Stock and Common Stock and each class of common stock has participated equally in all dividends declared by the Board of Directors and paid by the Company since 1994.

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

Noncontrolling interest as of December 29, 2013, December 30, 2012 and January 1, 2012 primarily represents the portion of Piedmont which is owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% in all periods reported.

The Company currently provides financing to Piedmont under an agreement that expires on December 31, 2015. Piedmont pays the Company interest on its borrowings at the Company’s average cost of funds plus 0.50%. There were no amounts outstanding under this agreement at December 29, 2013 or December 30, 2012. The loan balance was $17.8 million at January 1, 2012.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Inventories

Inventories were summarized as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012
Finished products	$35,360	$36,445
Manufacturing materials	9,127	11,019
Plastic shells, plastic pallets and other inventories	17,500	18,460

Total inventories	$61,987	$65,924

4.    Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012	Estimated Useful Lives
Land	$12,307	$12,442
Buildings	113,864	118,556	8-50 years
Machinery and equipment	144,662	140,963	5-20 years
Transportation equipment	164,403	163,586	4-20 years
Furniture and fixtures	42,605	41,580	3-10 years
Cold drink dispensing equipment	317,143	314,863	5-17 years
Leasehold and land improvements	73,742	71,956	5-20 years
Software for internal use	81,718	74,907	3-10 years
Construction in progress	7,204	8,264

Total property, plant and equipment, at cost	957,648	947,117
Less: Accumulated depreciation and amortization	654,650	639,650

Property, plant and equipment, net	$302,998	$307,467

Depreciation and amortization expense was $58.3 million, $61.2 million and $61.7 million in 2013, 2012 and 2011, respectively. These amounts included amortization expense for leased property under capital leases.

The Company changed the useful lives of certain cold drink dispensing equipment in 2013 to reflect the estimated remaining useful lives. The change in useful lives reduced depreciation expense in 2013 by $1.7 million ($0.11 per basic and diluted Common Stock and $0.11 per basic and diluted Class B Common Stock.)

During 2013, the Company performed periodic reviews of property, plant and equipment and determined there was no impairment to be recorded.

During 2012, the Company performed periodic reviews of property, plant and equipment. As a result of this review, $.3 million was recorded to impairment expense in cost of sales for manufacturing equipment.

During 2011, the Company performed periodic reviews of property, plant and equipment and determined there was no impairment to be recorded.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012	Estimated Useful Lives
Leased property under capital leases	$94,889	$94,180	3-20 years
Less: Accumulated amortization	45,908	40,030

Leased property under capital leases, net	$48,981	$54,150

As of December 29, 2013, real estate represented $48.2 million of the leased property under capital leases, net and $32.3 million of this real estate is leased from related parties as described in Note 18 to the consolidated financial statements.

The Company’s outstanding lease obligations for capital leases were $65.0 million and $69.6 million as of December 29, 2013 and December 30, 2012.

6.    Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012
Franchise rights	$520,672	$520,672
Goodwill	102,049	102,049

Total franchise rights and goodwill	$622,721	$622,721

The Company performed its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter of 2013, 2012 and 2011 and determined there was no impairment of the carrying value of these assets. There has been no impairment of franchise rights or goodwill since acquisition.

There was no activity for franchise rights or goodwill in 2013, 2012 or 2011.

7.    Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012	Estimated Useful Lives
Other identifiable intangible assets	$8,547	$8,557	20 years
Less: Accumulated amortization	4,866	4,534

Other identifiable intangible assets, net	$3,681	$4,023

Other identifiable intangible assets primarily represent customer relationships and distribution rights and are amortized on a straight line basis. Amortization expense related to other identifiable intangible assets was $0.3 million, $0.4 million and $0.4 million for 2013, 2012 and 2011, respectively. Assuming no impairment of these other identifiable intangible assets, amortization expense in future years based upon recorded amounts as of December 29, 2013 will be $0.3 million each year for 2014 through 2018.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012
Accrued marketing costs	$13,613	$12,506
Accrued insurance costs	21,132	21,458
Accrued taxes (other than income taxes)	1,207	1,910
Employee benefit plan accruals	17,643	16,988
Checks and transfers yet to be presented for payment from zero balance cash accounts	11,237	11,962
Accrued income taxes	2,515	0
All other accrued expenses	10,275	10,289

Total other accrued liabilities	$77,622	$75,113

9.    Debt

Debt was summarized as follows:

In Thousands	Maturity	Interest Rate	Interest Paid	Dec. 29, 2013	Dec. 30, 2012
Revolving credit facility	2016	Variable	Varies	$5,000	$30,000
Line of credit	2014	Variable	Varies	20,000	20,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,191)	(1,371)

				398,566	423,386
Less: Current portion of debt				20,000	20,000

Long-term debt				$378,566	$403,386

The principal maturities of debt outstanding on December 29, 2013 were as follows:

In Thousands
2014	$20,000
2015	100,000
2016	169,757
2017	0
2018	0
Thereafter	108,809

Total debt	$398,566

The Company has obtained the majority of its long-term debt financing, other than capital leases, from the public markets. As of December 29, 2013, the Company’s total outstanding balance of debt and capital lease

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations was $463.6 million of which $373.6 million was financed through publicly offered debt. The Company had capital lease obligations of $65.0 million as of December 29, 2013. The Company mitigates its financing risk by using multiple financial institutions and enters into credit arrangements only with institutions with investment grade credit ratings. The Company monitors counterparty credit ratings on an ongoing basis.

The Company has a $200 million five-year unsecured revolving credit agreement ($200 million facility). The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On September 4, 2013, the Company entered into an amendment to its $200 million facility. The amendment clarified that the noncash charge incurred by the Company in the fourth quarter of 2013 as a result of the Company’s limited-time offer of a lump-sum distribution of pension benefits to certain pension plan participants would be excluded from the calculation of the financial covenants described above to the extent that the noncash charge was recognized on or before December 31, 2013 and did not exceed $12.0 million. See Note 17 to the consolidated financial statements for additional information on the limited-time pension distribution.

On December 29, 2013, the Company had $5.0 million of outstanding borrowings on the $200 million facility and had $195.0 million available to meet its cash requirements. On December 30, 2012, the Company had $30.0 million of outstanding borrowings on the $200 million facility.

On February 10, 2010, the Company entered into an agreement for an uncommitted line of credit. Under this agreement, which is still in place, the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On December 29, 2013, the Company had $20.0 million outstanding under the uncommitted line of credit at a weighted average interest rate of 0.88%. On December 30, 2012, the Company had $20.0 million outstanding under the uncommitted line of credit at a weighted average interest rate of .94%.

The Company used a combination of available cash on hand, borrowings on the uncommitted line of credit and borrowings under the $200 million facility to repay $150 million of the Company’s senior notes that matured in November 2012.

As of December 29, 2013 and December 30, 2012, the Company had a weighted average interest rate of 6.2% and 5.9%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8%, 6.1% and 6.0% for 2013, 2012 and 2011, respectively. As of December 29, 2013, $25.0 million of the Company’s debt and capital lease obligations of $463.6 million were subject to changes in short-term interest rates.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as the incurrence of indebtedness by the Company’s subsidiaries in excess of certain amounts.

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

The Company had no interest rate derivative contracts outstanding at December 29, 2013 and December 30, 2012.

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

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The Company did not have any offsetting derivative transactions with its counterparties on December 30, 2012. Accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheet at December 30, 2012. The Company did not have any outstanding derivative transactions at December 29, 2013.

The Company periodically uses derivative instruments to hedge part or all of its requirements for diesel fuel and aluminum.

The following summarizes 2013, 2012 and 2011 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification, either as cost of sales or S,D&A expenses, of such changes in the consolidated statements of operations.

		Fiscal Year
In Thousands	Classification of Gain (Loss)	2013	2012	2011
Commodity hedges	S,D&A expenses	$0	$0	$(171)
Commodity hedges	Cost of sales	(500)	500	(6,666)

Total		$(500)	$500	$(6,837)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	Dec. 29, 2013	Dec. 30, 2012
Assets
Commodity hedges at fair market value	Prepaid expenses and other current assets	$0	$500
Unamortized cost of commodity hedging agreements	Prepaid expenses and other current assets	0	562

Total		$0	$1,062

Subsequent to December 29, 2013, the Company paid $0.9 million for agreements to hedge certain commodity costs for 2014. The notional amount of these agreements was $31.6 million.

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

Derivative Financial Instruments

The fair values for the Company’s commodity hedging agreements are based on current settlement values at each balance sheet date. The fair values of the commodity hedging agreements at each balance sheet date represent the estimated amounts the Company would have received or paid upon termination of these agreements. Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities and derivative financial instruments were as follows:

	Dec. 29, 2013		Dec. 30, 2012
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Public debt securities	$(373,566)	$(409,434)	$(373,386)	$(426,050)
Deferred compensation plan assets	17,098	17,098	13,011	13,011
Deferred compensation plan liabilities	(17,098)	(17,098)	(13,011)	(13,011)
Commodity hedging agreements	0	0	500	500
Non-public variable rate debt	(25,000)	(25,000)	(50,000)	(50,000)

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan and commodity hedging agreements:

	Dec. 29, 2013		Dec. 30, 2012
In Thousands	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$17,098		$13,011
Commodity hedging agreements		$0		$500
Liabilities
Deferred compensation plan liabilities	17,098		13,011

The Company maintains a non-qualified deferred compensation plan for certain executives and other highly compensated employees. The investment assets are held in mutual funds. The fair value of the mutual funds is based on the quoted market value of the securities held within the funds (Level 1). The related deferred compensation liability represents the fair value of the investment assets.

The fair values of the Company’s commodity hedging agreements were based upon rates from public commodity exchanges that are observable and quoted periodically over the full term of the agreements and are considered Level 2 items.

The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for 2013, 2012 or 2011.

12.    Other Liabilities

Other liabilities were summarized as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012
Accruals for executive benefit plans	$109,386	$101,220
Other	16,405	17,083

Total other liabilities	$125,791	$118,303

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

Pursuant to the Supplemental Savings Plan, as amended, eligible participants may elect to defer a portion of their annual salary and bonus. Participants are immediately vested in all deferred contributions they make and become fully vested in Company contributions upon completion of five years of service, termination of employment due to death, retirement or a change in control. Participant deferrals and Company contributions made in years prior to 2006 are deemed invested in either a fixed benefit option or certain investment funds specified by the Company. Beginning in 2010, the Company may elect at its discretion to match up to 50% of the first 6% of salary (excluding bonuses) deferred by the participant. During 2013, 2012 and 2011, the Company matched up to 50% of the first 6% of salary (excluding bonus) deferred by the participant. The Company may also make discretionary contributions to participants’ accounts. The long-term liability under this plan was $65.1 million and $61.0 million as of December 29, 2013 and December 30, 2012, respectively. The current liability under this plan was $5.7 million and $5.3 million as of December 29, 2013 and December 30, 2012, respectively.

Under the Retention Plan, as amended effective January 1, 2007, eligible participants may elect to receive an annuity payable in equal monthly installments over a 10, 15 or 20-year period commencing at retirement or, in certain instances, upon termination of employment. The benefits under the Retention Plan increase with each year of participation as set forth in an agreement between the participant and the Company. Benefits under the Retention Plan are 50% vested until age 50. After age 50, the vesting percentage increases by an additional 5% each year until the benefits are fully vested at age 60. The long-term liability under this plan was $40.0 million and $36.3 million as of December 29, 2013 and December 30, 2012, respectively. The current liability under this plan was $1.7 million and $1.8 million as of December 29, 2013 and December 30, 2012.

Under the Performance Plan, adopted as of January 1, 2007, the Compensation Committee of the Company’s Board of Directors establishes dollar amounts to which a participant shall be entitled upon attainment of the applicable performance measures. Bonus awards under the Performance Plan are made based on the relative achievement of performance measures in terms of the Company-sponsored objectives or objectives related to the performance of the individual participants or of the subsidiary, division, department, region or function in which the participant is employed. The long-term liability under this plan was $3.4 million and $3.1 million as of December 29, 2013 and December 30, 2012, respectively. The current liability under this plan was $3.3 million and $4.3 million as of December 29, 2013 and December 30, 2012, respectively.

13.    Commitments and Contingencies

Rental expense incurred for noncancellable operating leases was $7.1 million, $5.9 million and $5.2 million during 2013, 2012 and 2011, respectively. See Note 5 and Note 18 to the consolidated financial statements for additional information regarding leased property under capital leases.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum lease payments for all capital leases and noncancellable operating leases as of December 29, 2013.

In Thousands	Capital Leases	Operating Leases	Total
2014	$10,661	$6,170	$16,831
2015	10,261	4,776	15,037
2016	10,324	4,012	14,336
2017	10,292	3,146	13,438
2018	10,138	2,761	12,899
Thereafter	34,707	15,591	50,298

Total minimum lease payments	86,383	$36,456	$122,839

Less: Amounts representing interest	21,394

Present value of minimum lease payments	64,989
Less: Current portion of obligations under capital leases	5,939

Long-term portion of obligations under capital leases	$59,050

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

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $29.3 million and $35.9 million as of December 29, 2013 and December 30, 2012, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which was immaterial. The guarantees relate to debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various times through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fail to fulfill their commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on December 29, 2013 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $42.9 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of December 29, 2013, SAC had

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total assets of approximately $40 million and total debt of approximately $18 million. SAC had total revenues for 2013 of approximately $182 million. As of December 29, 2013, Southeastern had total assets of approximately $310 million and total debt of approximately $133 million. Southeastern had total revenue for 2013 of approximately $687 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On December 29, 2013, these letters of credit totaled $22.9 million. The Company was required to maintain $4.5 million of restricted cash for letters of credit beginning in the second quarter of 2009 which was reduced to $3.5 million in the second quarter of 2010 and to $3.0 million in the second quarter of 2011. The requirement to maintain restricted cash for these letters of credit was eliminated in the first quarter of 2012.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of December 29, 2013 amounted to $39.1 million and expire at various dates through 2022.

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

14.    Income Taxes

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets. The following table presents the significant components of the provision for income taxes for 2013, 2012 and 2011.

	Fiscal Year
In Thousands	2013	2012	2011
Current:
Federal	$18,938	$12,871	$9,295
State	3,221	1,880	2,345

Total current provision	$22,159	$14,751	$11,640

Deferred:
Federal	$(7,701)	$5,667	$6,636
State	(2,316)	1,471	1,252

Total deferred provision (benefit)	$(10,017)	$7,138	$7,888

Income tax expense	$12,142	$21,889	$19,528

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective income tax rate, as calculated by dividing income tax expense by income before income taxes, for 2013, 2012 and 2011 was 27.4%, 41.0% and 37.9%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes less net income attributable to noncontrolling interest, for 2013, 2012 and 2011 was 30.5%, 44.6% and 40.6%, respectively. The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	Fiscal Year
In Thousands	2013	2012	2011
Statutory expense	$15,485	$18,672	$18,163
State income taxes, net of federal benefit	1,811	2,191	2,260
Noncontrolling interest — Piedmont	(1,674)	(1,694)	(1,479)
Adjustment for uncertain tax positions	(167)	761	(221)
Adjustment for state tax legislation	(2,261)	0	0
Valuation allowance change	321	1,767	445
Manufacturing deduction benefit	(1,995)	(1,330)	(1,190)
Meals and entertainment	1,127	1,184	1,113
Other, net	(505)	338	437

Income tax expense	$12,142	$21,889	$19,528

As of December 29, 2013, the Company had $2.8 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective rate if recognized. As of December 30, 2012, the Company had $5.5 million of uncertain tax positions, including accrued interest, of which $3.0 million would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect such change would have a significant impact on the consolidated financial statements.

A reconciliation of the beginning and ending balances of the total amounts of uncertain tax positions (excludes accrued interest) is as follows:

	Fiscal Year
In Thousands	2013	2012	2011
Gross uncertain tax positions at the beginning of the year	$4,950	$4,281	$4,386
Increase as a result of tax positions taken during a prior period	55	315	28
Decrease as a result of tax positions taken during a prior period	(33)	0	0
Increase as a result of tax positions taken in the current period	578	538	641
Reduction as a result of the expiration of the applicable statute of limitations	(2,920)	(184)	(774)

Gross uncertain tax positions at the end of the year	$2,630	$4,950	$4,281

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

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2013 and December 30, 2012, the Company had $0.2 million and $0.5 million, respectively, of accrued interest related to uncertain tax positions. Income tax expense included an interest credit of $0.3 million in 2013, an interest expense of $0.1 million in 2012 and an interest credit of $15,000 in 2011 due to adjustments in the liability for uncertain tax positions.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2013, 2012 and 2011, the Company reduced its liability for uncertain tax positions by $3.4 million, $0.2 million and $0.9 million, respectively. The net effect of the adjustments was a decrease to income tax expense in 2013, 2012 and 2011 of $0.9 million, $0.2 million and $0.9 million, respectively. The reduction of the liability for uncertain tax positions during these years was primarily due to the expiration of the applicable statute of limitations.

The American Taxpayer Relief Act (“Act”) was signed into law on January 2, 2013. The Act approved a retroactive extension of certain favorable business and energy tax provisions that had expired at the end of 2011 that are applicable to the Company. The Company recorded a reduction to income tax expense totaling $0.4 million related to the Act in 2013, which is included in the other, net line of the reconciliation of income tax expense at the statutory federal rate to actual income tax expense table.

During 2013, state tax legislation was enacted that reduces the corporate tax rate in that state from 6.9% to 6.0% effective January 1, 2014. A further reduction to the corporate tax rate from 6.0% to 5.0% will become effective January 1, 2015. This reduction in the corporate tax rate decreased the Company’s income tax expense by approximately $2.3 million in 2013 due to the impact on the Company’s net deferred tax liabilities.

Tax years from 2010 remain open to examination by the Internal Revenue Service, and various tax years from 1995 remain open to examination by certain state tax jurisdictions to which the Company is subject due to loss carryforwards.

On September 13, 2013, the Internal Revenue Service and the United States Treasury Department issued final tax regulations that provide guidance regarding the deduction and capitalization of expenditures related to tangible property. The Company does not expect these final tax regulations to have a material impact on the Company’s consolidated financial statements.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and available net operating loss and tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

In Thousands	Dec. 29, 2013	Dec. 30, 2012
Intangible assets	$122,608	$124,661
Depreciation	68,748	71,040
Investment in Piedmont	42,071	41,985
Inventory	10,082	10,322
Prepaid expenses	4,357	4,391
Patronage dividend	4,046	3,858
Debt exchange premium	1,085	1,585
Other	446	310

Deferred income tax liabilities	253,443	258,152

Deferred compensation	(40,152)	(39,518)
Postretirement benefits	(25,892)	(27,596)
Accrued liabilities	(13,451)	(13,227)
Pension (nonunion)	(9,919)	(29,216)
Capital lease agreements	(6,201)	(6,042)
Net operating loss carryforwards	(5,372)	(5,718)
Pension (union)	(3,606)	(3,777)
Other	(2)	(34)

Deferred income tax assets	(104,595)	(125,128)

Valuation allowance for deferred tax assets	3,553	3,231
Net current income tax asset	(1,007)	(4,710)

Net noncurrent deferred income tax liability	$153,408	$140,965

Note:	Net current income tax asset from the table is included in prepaid expenses and other current assets on the consolidated balance sheets.

Valuation allowances are recognized on deferred tax assets if the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of the deferred tax assets will be realized due to the reversal of certain significant temporary differences and anticipated future taxable income from operations.

The valuation allowance of $3.5 million, of which $0.2 million is included with the net current tax asset, as of December 29, 2013 and $3.2 million as of December 30, 2012, respectively, was established primarily for certain net operating loss carryforwards which expire in varying amounts through 2032.

15.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of accumulated other comprehensive loss is as follows:

		Gains (Losses) During the Period		Reclassification to Income
In Thousands	Dec. 30, 2012	Pre-tax Activity	Tax Effect	Pre-tax Activity		Tax Effect	Dec. 29, 2013
Net pension activity:
Actuarial loss	$(76,407)	$39,337	$(15,183)	$15,041	(1)	$(5,816)	$(43,028)
Prior service costs	(33)	(171)	66	28		(11)	(121)
Net postretirement benefits activity:
Actuarial loss	(22,425)	3,560	(1,374)	2,943		(1,145)	(18,441)
Prior service costs	4,334	0	0	(1,513)		589	3,410
Foreign currency translation adjustment	5	(1)	0	0		0	4

Total	$(94,526)	$42,725	$(16,491)	$16,499		$(6,383)	$(58,176)

(1)	Includes $12.0 million noncash charge for voluntary lump-sum pension settlement.

		Gains (Losses) During the Period		Reclassification to Income
In Thousands	Jan. 1, 2012	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	Dec. 30, 2012
Net pension activity:
Actuarial loss	$(64,789)	$(21,979)	$8,651	$2,822	$(1,112)	$(76,407)
Prior service costs	(44)	0	0	17	(6)	(33)
Net postretirement benefits activity:
Actuarial loss	(21,244)	(4,287)	1,687	2,339	(920)	(22,425)
Prior service costs	5,251	0	0	(1,513)	596	4,334
Foreign currency translation adjustment	6	(1)	0	0	0	5

Total	$(80,820)	$(26,267)	$10,338	$3,665	$(1,442)	$(94,526)

		Gains (Losses) During the Period		Reclassification to Income
In Thousands	Jan. 2, 2011	Pre-tax Activity	Tax Effect	Pre-tax Activity	Tax Effect	Jan. 1, 2012
Net pension activity:
Actuarial loss	$(51,822)	$(23,516)	$9,257	$2,130	$(838)	$(64,789)
Prior service costs	(43)	(20)	8	18	(7)	(44)
Net postretirement benefits activity:
Actuarial loss	(17,875)	(7,900)	3,109	2,345	(923)	(21,244)
Prior service costs	6,292	0	0	(1,717)	676	5,251
Transition asset	11	0	0	(18)	7	0
Foreign currency translation adjustment	4	4	(2)	0	0	6

Total	$(63,433)	$(31,432)	$12,372	$2,758	$(1,085)	$(80,820)

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the impact on the income statement line items is as follows:

In Thousands	Net Pension Activity	Net Postretirement Benefits Activity	Total
2013
Cost of sales	$1,356	$172	$1,528
S,D&A expenses	13,713	1,258	14,971

Subtotal pre-tax	15,069	1,430	16,499
Income tax expense	5,827	556	6,383

Total after tax effect	$9,242	$874	$10,116

2012
Cost of sales	$312	$99	$411
S,D&A expenses	2,527	727	3,254

Subtotal pre-tax	2,839	826	3,665
Income tax expense	1,118	324	1,442

Total after tax effect	$1,721	$502	$2,223

2011
Cost of sales	$236	$79	$315
S,D&A expenses	1,912	531	2,443

Subtotal pre-tax	2,148	610	2,758
Income tax expense	845	240	1,085

Total after tax effect	$1,303	$370	$1,673

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During 2013, 2012 and 2011, dividends of $1.00 per share were declared and paid on both Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in 2013 was $2.9 million which was based upon a share price of $72.98 on December 27, 2013 (the last trading date prior to December 29,

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013). Compensation expense for the Performance Unit Award Agreement recognized in 2012 was $2.6 million, which was based upon a share price of $65.58 on December 28, 2012. Compensation expense for the Performance Unit Award Agreement recognized in 2011 was $2.3 million which was based upon a share price of $58.55 on December 30, 2011.

On March 4, 2014, March 5, 2013 and March 6, 2012, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2013, 2012 and 2011, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,100, 19,880 and 17,680 of such shares were settled in cash in 2014, 2013 and 2012, respectively to satisfy tax withholding obligations in connection with the vesting of the performance units.

The increase in the number of shares outstanding in 2013, 2012 and 2011 was due to the issuance of 20,120, 22,320 and 22,320 shares of Class B Common Stock related to the Performance Unit Award Agreement in each year, respectively.

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

In the third quarter of 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. The benefit election window was open during the third quarter of 2013 and benefit distributions were made during the fourth quarter of 2013. Based upon the number of plan participants electing to take the lump-sum distribution and the total amount of such distributions, the Company incurred a noncash charge of $12.0 million in the fourth quarter of 2013 when the distributions were made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets will reduce the cost of administering the pension plan in the future.

The following tables set forth pertinent information for the two Company-sponsored pension plans:

Changes in Projected Benefit Obligation

	Fiscal Year
In Thousands	2013	2012
Projected benefit obligation at beginning of year	$280,099	$244,990
Service cost	121	105
Interest cost	12,014	12,451
Actuarial (gain)/loss	(29,862)	29,673
Benefits paid	(43,499)	(7,120)
Voluntary pension settlement	7,221	0
Change in plan amendments	171	0

Projected benefit obligation at end of year	$226,265	$280,099

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized an actuarial gain of $54.4 million in 2013 primarily due to a change in the discount rate from 4.47% in 2012 to 5.21% in 2013. The actuarial gain, net of tax, was recorded in other comprehensive loss. The Company recognized an actuarial loss of $19.2 million in 2012 primarily due to a change in the discount rate from 5.18% in 2011 to 4.47% in 2012. The actuarial loss, net of tax, was also recorded in other comprehensive loss.

The projected benefit obligations and accumulated benefit obligations for both of the Company’s pension plans were in excess of plan assets at December 29, 2013 and December 30, 2012. The accumulated benefit obligation was $226.3 million and $280.1 million at December 29, 2013 and December 30, 2012, respectively.

Change in Plan Assets In Thousands	2013	2012
Fair value of plan assets at beginning of year	$206,555	$168,502
Actual return on plan assets	30,493	20,156
Employer contributions	7,275	25,017
Benefits paid	(43,499)	(7,120)

Fair value of plan assets at end of year	$200,824	$206,555

Funded Status In Thousands	Dec. 29, 2013	Dec. 30, 2012
Projected benefit obligation	$(226,265)	$(280,099)
Plan assets at fair value	200,824	206,555

Net funded status	$(25,441)	$(73,544)

Amounts Recognized in the Consolidated Balance Sheets
In Thousands	Dec. 29, 2013	Dec. 30, 2012
Current liabilities	$0	$0
Noncurrent liabilities	(25,441)	(73,544)

Net amount recognized	$(25,441)	$(73,544)

Net Periodic Pension Cost	Fiscal Year
In Thousands	2013	2012	2011
Service cost	$121	$105	$96
Interest cost	12,014	12,451	12,340
Expected return on plan assets	(13,797)	(12,462)	(11,684)
Loss on voluntary pension settlement	12,014	—	—
Amortization of prior service cost	28	17	18
Recognized net actuarial loss	3,027	2,822	2,130

Net periodic pension cost	$13,407	$2,933	$2,900

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used	2013	2012	2011
Projected benefit obligation at the measurement date:
Discount rate	5.21%	4.47%	5.18%
Weighted average rate of compensation increase	N/A	N/A	N/A
Net periodic pension cost for the fiscal year:
Discount rate	4.47%	5.18%	5.50%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
Weighted average rate of compensation increase	N/A	N/A	N/A

Cash Flows

In Thousands
Anticipated future pension benefit payments for the fiscal years:
2014	$8,136
2015	8,628
2016	9,037
2017	9,553
2018	10,196
2019 — 2023	60,448

Anticipated contributions for the two Company-sponsored pension plans will be in the range of $4 million to $10 million in 2014.

Plan Assets

The Company’s pension plans target asset allocation for 2014, actual asset allocation at December 29, 2013 and December 30, 2012 and the expected weighted average long-term rate of return by asset category were as follows:

	Target Allocation 2014	Percentage of Plan Assets at Fiscal Year- End		Weighted Average Expected Long-Term Rate of Return - 2013
		2013	2012
U.S. large capitalization equity securities	40%	40%	42%	3.5%
U.S. small/mid-capitalization equity securities	5%	5%	4%	0.4%
International equity securities	15%	15%	11%	1.4%
Debt securities	40%	40%	43%	1.7%

Total	100%	100%	100%	7.0%

All of the assets in the Company’s pension plans include investments in institutional investment funds managed by professional investment advisors which hold U.S. equities, international equities and debt securities. The objective of the Company’s investment philosophy is to earn the plans’ targeted rate of return over longer periods without assuming excess investment risk. The general guidelines for plan investments include 30% - 50% in large capitalization equity securities, 0% — 20% in U.S. small and mid-capitalization equity securities, 0% - 20% in international equity securities and 10% — 50% in debt securities. The Company currently has 60% of its plan investments in equity securities and 40% in debt securities.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. large capitalization equity securities include domestic based companies that are generally included in common market indices such as the S&P 500™ and the Russell 1000™. U.S. small and mid-capitalization equity securities include small domestic equities as represented by the Russell 2000™ index. International equity securities include companies from developed markets outside of the United States. Debt securities at December 29, 2013 are comprised of investments in two institutional bond funds with a weighted average duration of approximately three years.

The weighted average expected long-term rate of return of plan assets of 7% was used in determining net periodic pension cost in both 2013 and 2012. This rate reflects an estimate of long-term future returns for the pension plan assets. This estimate is primarily a function of the asset classes (equities versus fixed income) in which the pension plan assets are invested and the analysis of past performance of these asset classes over a long period of time. This analysis includes expected long-term inflation and the risk premiums associated with equity investments and fixed income investments.

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at December 29, 2013:

In Thousands	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Total
Cash equivalents(1)
Common/collective trust funds	$0	$196	$196
Equity securities
Common/collective trust funds(2)	0	120,044	120,044
Other	624	0	624
Fixed income
Common/collective trust funds(2)	0	79,960	79,960

Total	$624	$200,200	$200,824

(1)	Cash equivalents are valued at their net asset value which approximates fair value.

(2)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s pension plan assets measured at fair value on a recurring basis (at least annually) at December 30, 2012:

In Thousands	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Total
Cash equivalents(1)
Common/collective trust funds	$0	$461	$461
Equity securities(2)
U.S. large capitalization	13,414	0	13,414
U.S. mid-capitalization	1,789	0	1,789
International	1,548	0	1,548
Common/collective trust funds(3)	0	99,399	99,399
Other	606	0	606
Fixed income
Common/collective trust funds(3)	0	89,338	89,338

Total	$17,357	$189,198	$206,555

(1)	Cash equivalents are valued at their net asset value which approximates fair value.

(2)	Equity securities other than common/collective trust funds consist primarily of common stock. Investments in common stocks are valued using quoted market prices multiplied by the number of shares owned.

(3)	The underlying investments held in common/collective trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The Company does not have any unobservable inputs (Level 3) pension plan assets.

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its employees who are not part of collective bargaining agreements.

The Company matched the first 5% of participants’ contributions for 2011.

During the first quarter of 2012, the Company changed the Company’s matching contribution from fixed to discretionary maintaining the option to make matching contributions for eligible participants of up to 5% based on the Company’s financial results for 2012 and future years. The 5% matching contribution was accrued during 2013 and 2012. Based on the Company’s financial results, the Company decided to make matching contributions of 5% of participants’ contributions for the years of 2013 and 2012. The Company made these contribution payments for 2013 and 2012 in the first quarter of 2014 and 2013, respectively.

The total expense for this benefit was $8.3 million, $8.2 million and $8.5 million in 2013, 2012 and 2011, respectively.

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

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth a reconciliation of the beginning and ending balances of the benefit obligation, a reconciliation of the beginning and ending balances of the fair value of plan assets and funded status of the Company’s postretirement benefit plan:

	Fiscal Year
In Thousands	2013	2012
Benefit obligation at beginning of year	$69,828	$64,696
Service cost	1,626	1,256
Interest cost	2,877	2,981
Plan participants’ contributions	569	584
Actuarial (gain)/loss	(3,560)	4,287
Benefits paid	(3,611)	(4,030)
Medicare Part D subsidy reimbursement	111	54

Benefit obligation at end of year	$67,840	$69,828

Fair value of plan assets at beginning of year	$0	$0
Employer contributions	2,931	3,392
Plan participants’ contributions	569	584
Benefits paid	(3,611)	(4,030)
Medicare Part D subsidy reimbursement	111	54

Fair value of plan assets at end of year	$0	$0

In Thousands	Dec. 29, 2013	Dec. 30, 2012
Current liabilities	$(2,682)	$(2,653)
Noncurrent liabilities	(65,158)	(67,175)

Accrued liability at end of year	$(67,840)	$(69,828)

The components of net periodic postretirement benefit cost were as follows:

	Fiscal Year
In Thousands	2013	2012	2011
Service cost	$1,626	$1,256	$961
Interest cost	2,877	2,981	2,926
Amortization of unrecognized transitional assets	0	0	(18)
Recognized net actuarial loss	2,943	2,339	2,345
Amortization of prior service cost	(1,513)	(1,513)	(1,717)

Net periodic postretirement benefit cost	$5,933	$5,063	$4,497

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions Used	2013	2012	2011
Benefit obligation at the measurement date:
Discount rate	4.96%	4.11%	4.94%
Net periodic postretirement benefit cost for the fiscal year:
Discount rate	4.11%	4.94%	5.25%

The weighted average health care cost trend used in measuring the postretirement benefit expense in 2013 was 8.00% graded down to an ultimate rate of 5.00% by 2019. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2012 was 8.5% graded down to an ultimate rate of 5% by 2019. The weighted average health care cost trend used in measuring the postretirement benefit expense in 2011 was 10% graded down to an ultimate rate of 5% by 2016.

A 1% increase or decrease in this annual health care cost trend would have impacted the postretirement benefit obligation and service cost and interest cost of the Company’s postretirement benefit plan as follows:

In Thousands	1% Increase	1% Decrease
Increase (decrease) in:
Postretirement benefit obligation at December 29, 2013	$7,830	$(7,168)
Service cost and interest cost in 2013	578	(533)

Cash Flows

In Thousands
Anticipated future postretirement benefit payments reflecting expected future service for the fiscal years:
2014	$2,682
2015	2,934
2016	3,249
2017	3,622
2018	4,117
2019 — 2023	25,369

Anticipated future postretirement benefit payments are shown net of Medicare Part D subsidy reimbursements, which are not material.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 30, 2012, the activity during 2013, and the balances at December 29, 2013 are as follows:

In Thousands	Dec. 30, 2012	Actuarial Gain (Loss)	Reclassification Adjustments	Dec. 29, 2013
Pension Plans:
Actuarial (loss)	$(126,165)	$39,337	$15,041	$(71,787)
Prior service (cost) credit	(56)	(171)	28	(199)
Postretirement Medical:
Actuarial (loss)	(37,771)	3,560	2,943	(31,268)
Prior service (cost) credit	7,187	0	(1,513)	5,674

	$(156,805)	$42,726	$16,499	$(97,580)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic cost during 2014 are as follows:

In Thousands	Pension Plans	Postretirement Medical	Total
Actuarial loss	$1,685	$2,250	$3,935
Prior service cost (credit)	36	(1,510)	(1,474)

	$1,721	$740	$2,461

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

The Company’s participation in the plan is outlined in the table below. The most recent Pension Protection Act (“PPA”) zone status available in 2013 and 2012 is for the plan’s years ending at December 31, 2012 and 2011, respectively. The plan is in the green zone which represents at least 80% funded and does not require a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contribution (In Thousands)			Surcharge Imposed
Pension Fund	2013	2012		2013	2012	2011
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund (EIN/Pension Plan No. 55-6021850)	Green	Green	No	$640	$606	$555	No

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the plan year ended December 31, 2012, 2011 and 2010, respectively, the Company was not listed in Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund Forms 5500 as providing more than 5% of the total contributions for the plan. At the date these financial statements were issued, Forms 5500 were not available for the plan year ending December 31, 2013.

The collective bargaining agreements covering the Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund will expire on April 27, 2014 and July 26, 2015.

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of December 29, 2013, the Company had a liability of $9.3 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

The Company also made contributions of $0.4 million, $0.3 million and $0.3 million to multi-employer defined contribution plans in 2013, 2012 and 2011, respectively.

18.    Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of December 29, 2013, The Coca-Cola Company had a 34.8% interest in the Company’s outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

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

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	Fiscal Year
In Millions	2013	2012	2011
Payments by the Company for concentrate, syrup, sweetener and other purchases	$410.6	$406.2	$399.1
Marketing funding support payments to the Company	(43.5)	(43.2)	(47.3)

Payments by the Company net of marketing funding support	$367.1	$363.0	$351.8
Payments by the Company for customer marketing programs	$56.4	$56.8	$51.4
Payments by the Company for cold drink equipment parts	9.3	9.2	9.3
Fountain delivery and equipment repair fees paid to the Company	12.7	11.9	11.4
Presence marketing support provided by The Coca-Cola Company on the Company’s behalf	5.4	3.5	4.1
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	4.0	2.6	2.0

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a production arrangement with Coca-Cola Refreshments USA, Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $60.2 million, $64.6 million and $55.0 million in 2013, 2012 and 2011, respectively. Purchases from CCR under this arrangement were $46.7 million, $31.3 million and $23.4 million in 2013, 2012 and 2011, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $23.8 million, $22.8 million and $16.8 million in 2013, 2012 and 2011, respectively.

Along with all the other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.5 million, $0.5 million and $0.4 million in 2013, 2012 and 2011, respectively. Amounts due from CCBSS for rebates on raw material purchases were $5.1 million and $3.8 million as of December 29, 2013 and December 30, 2012, respectively. CCR is also a member of CCBSS.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The annual base rent the Company is obligated to pay under the lease is subject to an adjustment for an inflation factor. The principal balance outstanding under this capital lease as of December 29, 2013 was $22.2 million. Rental payments related to this lease were $3.6 million, $3.5 million and $3.4 million in 2013, 2012 and 2011, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s majority shareholder is J. Frank Harrison, III and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease as of December 29, 2013 was $22.9 million. The annual base rent the Company is obligated to pay under the lease is subject to adjustment for increases in the Consumer Price Index.

The minimum rentals and contingent rental payments that relate to this lease were as follows:

	Fiscal Year
In Millions	2013	2012	2011
Minimum rentals	$3.5	$3.5	$3.5
Contingent rentals	0.6	0.5	0.4

Total rental payments	$4.1	$4.0	$3.9

The contingent rentals in 2013, 2012 and 2011 are a result of changes in the Consumer Price Index. Increases or decreases in lease payments that result from changes in the Consumer Price Index were recorded as adjustments to interest expense.

The Company is a shareholder in two entities from which it purchases substantially all of its requirements for plastic bottles. Net purchases from these entities were $79.1 million, $82.3 million and $83.9 million in 2013, 2012 and 2011, respectively. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $10.7

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million as of December 29, 2013. The Company’s equity investment in Southeastern was $17.6 million and $19.5 million as of December 29, 2013 and December 30, 2012, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $137 million, $141 million and $134 million in 2013, 2012 and 2011, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.6 million, $1.5 million and $1.6 million in 2013, 2012 and 2011, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $18.6 million as of December 29, 2013. The Company’s equity investment in SAC was $4.1 million as of both December 29, 2013 and December 30, 2012.

The Company holds no assets as collateral against the Southeastern or SAC guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of December 29, 2013 nor was there any impairment in 2013, 2012 and 2011.

19.    Net Sales by Product Category

Net sales in the last three fiscal years by product category were as follows:

	Fiscal Year
In Thousands	2013	2012	2011
Bottle/can sales:
Sparkling beverages (including energy products)	$1,063,154	$1,073,071	$1,052,164
Still beverages	247,561	233,895	219,628

Total bottle/can sales	1,310,715	1,306,966	1,271,792

Other sales:
Sales to other Coca-Cola bottlers	166,476	152,401	150,274
Post-mix and other	164,140	155,066	139,173

Total other sales	330,616	307,467	289,447

Total net sales	$1,641,331	$1,614,433	$1,561,239

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

	Fiscal Year
In Thousands (Except Per Share Data)	2013	2012	2011
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$27,675	$27,217	$28,608
Less dividends:
Common Stock	7,141	7,141	7,141
Class B Common Stock	2,104	2,083	2,062

Total undistributed earnings	$18,430	$17,993	$19,405

Common Stock undistributed earnings — basic	$14,234	$13,927	$15,056
Class B Common Stock undistributed earnings — basic	4,196	4,066	4,349

Total undistributed earnings	$18,430	$17,993	$19,405

Common Stock undistributed earnings — diluted	$14,173	$13,867	$14,990
Class B Common Stock undistributed earnings — diluted	4,257	4,126	4,415

Total undistributed earnings — diluted	$18,430	$17,993	$19,405

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Common Stock undistributed earnings — basic	14,234	13,927	15,056

Numerator for basic net income per Common Stock share	$21,375	$21,068	$22,197

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,104	$2,083	$2,062
Class B Common Stock undistributed earnings — basic	4,196	4,066	4,349

Numerator for basic net income per Class B Common Stock share	$6,300	$6,149	$6,411

Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$7,141	$7,141	$7,141
Dividends on Class B Common Stock assumed converted to Common Stock	2,104	2,083	2,062
Common Stock undistributed earnings — diluted	18,430	17,993	19,405

Numerator for diluted net income per Common Stock share	$27,675	$27,217	$28,608

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
In Thousands (Except Per Share Data)	2013	2012	2011
Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$2,104	$2,083	$2,062
Class B Common Stock undistributed earnings — diluted	4,257	4,126	4,415

Numerator for diluted net income per Class B Common Stock share	$6,361	$6,209	$6,477

Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — basic	7,141	7,141	7,141

Class B Common Stock weighted average shares outstanding — basic	2,105	2,085	2,063

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding — diluted (assumes conversion of Class B Common Stock to Common Stock)	9,286	9,266	9,244

Class B Common Stock weighted average shares outstanding — diluted	2,145	2,125	2,103

Basic net income per share:
Common Stock	$2.99	$2.95	$3.11

Class B Common Stock	$2.99	$2.95	$3.11

Diluted net income per share:
Common Stock	$2.98	$2.94	$3.09

Class B Common Stock	$2.97	$2.92	$3.08

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.

(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.

(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the diluted effect of shares relative to the Performance Unit Award.

21.    Risks and Uncertainties

Approximately 88% of the Company’s 2013 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s 2013 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During 2013, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC,

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for approximately 21% and 8%, respectively, of the Company’s total bottle/can volume to retail customers during 2013; accounted for approximately 22% and 8%, respectively, of the Company’s total bottle/can volume to retail customers during 2012; and accounted for approximately 21% and 9%, respectively, of the Company’s total bottle/can volume to retail customers during 2011. Wal-Mart Stores, Inc. accounted for approximately 15% of the Company’s total net sales during each year 2013, 2012 and 2011. No other customer represented greater than 10% of the Company’s total net sales for any years presented.

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

Approximately 6.5% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately .7% of the Company’s employees expired during 2013 and the Company entered into new agreements in 2013. Two collective bargaining agreements covering approximately 5% of the Company’s employees will expire during 2014.

22.    Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash were as follows:

	Fiscal Year
In Thousands	2013	2012	2011
Accounts receivable, trade, net	$(2,086)	$1,991	$(8,728)
Accounts receivable from The Coca-Cola Company	(2,328)	(6,221)	3,642
Accounts receivable, other	(2,260)	2,998	(45)
Inventories	3,937	234	(1,288)
Prepaid expenses and other current assets	6,148	(1,785)	3,707
Accounts payable, trade	(814)	1,259	4,514
Accounts payable to The Coca-Cola Company	(1,961)	(6,320)	9,092
Other accrued liabilities	2,509	6,936	(2,549)
Accrued compensation	(2,296)	2,008	(2,741)
Accrued interest payable	(6)	(1,388)	(75)

(Increase) decrease in current assets less current liabilities	$843	$(288)	$5,529

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncash activity

Additions to property, plant and equipment of $7.2 million, $14.4 million and $6.2 million have been accrued but not paid and are recorded in accounts payable, trade as of December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Cash payments for interest and income taxes were as follows:

	Fiscal Year
In Thousands	2013	2012	2011
Interest	$28,209	$35,149	$34,989
Income taxes	15,906	14,119	20,414

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    New Accounting Pronouncements

Recently Adopted Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that is intended to enhance current disclosures on offsetting financial assets and liabilities. The new guidance requires an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new guidance were effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Pronouncements

In July 2013, the FASB issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the new guidance are effective for the fiscal years beginning after December 15, 2013 with early adoption permitted. The Company does not expect the requirements of this new guidance to have a material impact on the Company’s consolidated financial statements.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data for the fiscal years ended December 29, 2013 and December 30, 2012.

Year Ended December 29, 2013

In thousands (except per share data)	Quarter
	1(1)(2)	2	3(3)(4)(5)	4(6)
Net sales	$383,551	$428,979	$434,464	$394,337
Gross margin	153,699	170,315	176,112	158,514
Net income attributable to Coca-Cola Bottling Co. Consolidated	4,862	11,229	16,169	(4,585)
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.53	$1.21	$1.75	$(.50)
Class B Common Stock	$.53	$1.21	$1.75	$(.50)
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.52	$1.21	$1.74	$(.50)
Class B Common Stock	$.52	$1.21	$1.74	$(.50)

The unvested performance units granted to Mr. Harrison in 2013 were excluded from the computation of diluted net earnings per share from the fourth quarter 2013 calculation, because their effect would have been anti-dilutive.

Year Ended December 30, 2012

In thousands (except per share data)	Quarter
	1(7)	2	3(8)	4(9)(10)
Net sales	$377,185	$430,693	$419,855	$386,700
Gross margin	155,594	173,413	170,928	154,374
Net income attributable to Coca-Cola Bottling Co. Consolidated	4,565	10,747	10,079	1,826
Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.50	$1.16	$1.09	$.20
Class B Common Stock	$.50	$1.16	$1.09	$.20
Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.49	$1.16	$1.09	$.20
Class B Common Stock	$.49	$1.16	$1.08	$.19

Sales are seasonal with the highest sales volume occurring in May, June, July and August.

(1)	Net income in the first quarter of 2013 included a $0.5 million ($0.3 million, net of tax, or $0.03 per basic common share) debit for a mark-to-market adjustment related to the Company’s commodity hedging program.

(2)	Net income in the first quarter of 2013 included a $0.4 million credit to income tax expense ($0.04 per basic common share) related to the American Taxpayer Relief Act.

COCA-COLA BOTTLING CO. CONSOLIDATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Net income in the third quarter of 2013 included a $3.1 million ($1.9 million, net of tax, or $0.20 per basic common share) credit related to a refund of 2012 cooperative trade marketing funds paid by the Company to The Coca-Cola Company that were not spent in 2012.

(4)	Net income in the third quarter of 2013 included a $0.9 million credit to income tax expense ($0.10 per basic common share) related to the reduction of the liability for uncertain tax positions due mainly to the expiration of applicable statute of limitations.

(5)	Net income in the third quarter of 2013 included a $2.3 million credit to income tax expense ($0.24 per basic common share) related to state tax legislation enacted during 2013.

(6)	Net income in the fourth quarter of 2013 included a $12.0 million ($7.3 million, net of tax, or $0.79 per basic common share) noncash settlement charge related to a voluntary lump-sum pension distribution.

(7)	Net income in the first quarter of 2012 included a $0.7 million debit to income tax expense ($0.08 per basic common share) to increase the valuation allowance for certain deferred tax assets of the Company.

(8)	Net income in the third quarter of 2012 included a $1.0 million ($0.6 million, net of tax, or $0.07 per basic common share) credit for a mark-to-market adjustment related to the Company’s commodity hedging program.

(9)	Net income in the fourth quarter of 2012 included a $0.5 million ($0.3 million, net of tax, or $0.03 per basic common share) debit for a mark-to-market adjustment related to the Company’s commodity hedging program.

(10)	Net income in the fourth quarter of 2012 included a $0.6 million debit to income tax expense ($0.07 per basic common share) to increase the valuation allowance for certain deferred tax assets of the Company.

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

As of December 29, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 29, 2013 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 108.

March 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coca-Cola Bottling Co. Consolidated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Coca-Cola Bottling Co. Consolidated and its subsidiaries at December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

March 14, 2014

The financial statement schedule required by Regulation S-X is set forth in response to Item 15 below.

The supplementary data required by Item 302 of Regulation S-K is set forth in Note 24 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2013.

See page 107 for “Management’s Report on Internal Control over Financial Reporting.” See page 108 for the “Report of Independent Registered Public Accounting Firm.”

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Company, see “Executive Officers of the Company” included as a separate item at the end of Part I of this Report. For information with respect to the Directors of the Company, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

For information with respect to executive and director compensation, see the “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Director Compensation” and “Corporate Governance — The Board’s Role in Risk Oversight” sections of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” sections of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the “Related Person Transactions” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance” section of the Proxy Statement for the 2014 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to principal accountant fees and services, see “Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
(10.1)	U.S. $200,000,000 Credit Agreement, dated as of September 21, 2011, by and among the Company, the banks named therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011 (File No. 0-9286).
(10.2)	Amendment No. 1, dated as of September 4, 2013, to U.S. $200,000,000 Credit Agreement, dated as of September 21, 2011, by and among the Company, the banks named therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 (File No. 0-9286).
(10.3)	Amended and Restated Guaranty Agreement, effective as of July 15, 1993, made by the Company and each of the other guarantor parties thereto in favor of Trust Company Bank and Teachers Insurance and Annuity Association of America.	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.4)	Amended and Restated Guaranty Agreement, dated as of May 18, 2000, made by the Company in favor of Wachovia Bank, N.A.	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.5)	Guaranty Agreement, dated as of December 1, 2001, made by the Company in favor of Wachovia, Bank, N.A.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (File No. 0-9286).
(10.6)	Amended and Restated Stock Rights and Restrictions Agreement, dated February 19, 2009, by and among the Company, The Coca-Cola Company, Carolina Coca-Cola Bottling Investments, Inc. and J. Frank Harrison, III.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.7)	Termination of Irrevocable Proxy and Voting Agreement, dated February 19, 2009, by and between The Coca-Cola Company and J. Frank Harrison, III.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2009 (File No. 0-9286).
(10.8)	Form of Master Bottle Contract (“Cola Beverage Agreement”), made and entered into, effective January 27, 1989, between The Coca-Cola Company and the Company, together with Form of Home Market Amendment to Master Bottle Contract, effective as of October 29, 1999.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.9)	Form of Allied Bottle Contract (“Allied Beverage Agreement”), made and entered into, effective January 11, 1990, between The Coca-Cola Company and the Company (as successor to Coca-Cola Bottling Company of Anderson, S.C.).	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.10)	Letter Agreement, dated January 27, 1989, between The Coca-Cola Company and the Company, modifying the Cola Beverage Agreements and Allied Beverage Agreements.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.11)	Form of Marketing and Distribution Agreement (“Still Beverage Agreement”), made and entered into effective October 1, 2000, between The Coca-Cola Company and the Company (as successor to Metrolina Bottling Company), with respect to Dasani.	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.12)	Form of Letter Agreement, dated December 10, 2001, between The Coca-Cola Company and the Company, together with Letter Agreement, dated December 14, 1994, modifying the Still Beverage Agreements.	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 (File No. 0-9286).
(10.13)	2014 Incidence Pricing Letter Agreement, dated December 20, 2013, between the Company and The Coca-Cola Company, by and through its Coca-Cola North America division.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013 (File No. 0-9286).
(10.14)	Letter Agreement, dated as of March 10, 2008, by and between the Company and The Coca-Cola Company.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 (File No. 0-9286).
(10.15)	Lease, dated as of January 1, 1999, by and between the Company and Ragland Corporation.	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.16)	First Amendment to Lease and First Amendment to Memorandum of Lease, dated as of August 30, 2002, between the Company and Ragland Corporation.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.17)	Lease Agreement, dated as of March 23, 2009, between the Company and Harrison Limited Partnership One.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009 (File No. 0-9286).
(10.18)	Lease Agreement, dated as of December 18, 2006, between CCBCC Operations, LLC and Beacon Investment Corporation.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (File No. 0-9286).
(10.19)	Limited Liability Company Operating Agreement of Coca-Cola Bottlers’ Sales & Services Company LLC, made as of January 1, 2003, by and between Coca-Cola Bottlers’ Sales & Services Company LLC and Consolidated Beverage Co., a wholly-owned subsidiary of the Company.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.20)	Partnership Agreement of Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), dated as of July 2, 1993, by and among Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc., Coca-Cola Bottling Co. Affiliated, Inc., Fayetteville Coca-Cola Bottling Company and Palmetto Bottling Company.	Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.21)	Master Amendment to Partnership Agreement, Management Agreement and Definition and Adjustment Agreement, dated as of January 2, 2002, by and among Piedmont Coca-Cola Bottling Partnership, CCBC of Wilmington, Inc., The Coca-Cola Company, Piedmont Partnership Holding Company, Coca-Cola Ventures, Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002 (File No. 0-9286).
(10.22)	Fourth Amendment to Partnership Agreement, dated as of March 28, 2003, by and among Piedmont Coca-Cola Bottling Partnership, Piedmont Partnership Holding Company and Coca-Cola Ventures, Inc.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-9286).
(10.23)	Management Agreement, dated as of July 2, 1993, by and among the Company, Piedmont Coca-Cola Bottling Partnership (formerly known as Carolina Coca-Cola Bottling Partnership), CCBC of Wilmington, Inc., Carolina Coca-Cola Bottling Investments, Inc., Coca-Cola Ventures, Inc. and Palmetto Bottling Company.	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.24)	First Amendment to Management Agreement (relating to the Management Agreement designated as Exhibit 10.23 of this Exhibit Index) effective as of January 1, 2001.	Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9286).
(10.25)	Management Agreement, dated as of June 1, 2004, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company, and South Atlantic Canners, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 (File No. 0-9286).
(10.26)	Agreement, dated as of March 1, 1994, between the Company and South Atlantic Canners, Inc.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (File No. 0-9286).
(10.27)	Coca-Cola Bottling Co. Consolidated Amended and Restated Annual Bonus Plan, effective January 1, 2012.*	Appendix C to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).
(10.28)	Coca-Cola Bottling Co. Consolidated Amended and Restated Long-Term Performance Plan, effective January 1, 2012.*	Appendix D to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (File No. 0-9286).
(10.29)	Form of Long-Term Performance Plan Bonus Award Agreement.*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010 (File No. 0-9286).
(10.30)	Performance Unit Award Agreement, dated February 27, 2008.*	Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (File No. 0-9286).

Number	Description	Incorporated by Reference or Filed Herewith
(10.31)	Coca-Cola Bottling Co. Consolidated Supplemental Savings Incentive Plan, as amended and restated effective November 1, 2011.*	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 0-9286).
(10.32)	Coca-Cola Bottling Co. Consolidated Director Deferral Plan, effective January 1, 2005.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.33)	Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2007.*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007 (File No. 0-9286).
(10.34)	Amendment No. 1 to Coca-Cola Bottling Co. Consolidated Officer Retention Plan, as amended and restated effective January 1, 2009.*	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (File No. 0-9286).
(10.35)	Life Insurance Benefit Agreement, effective as of December 28, 2003, by and between the Company and Jan M. Harrison, Trustee under the J. Frank Harrison, III 2003 Irrevocable Trust, John R. Morgan, Trustee under the Harrison Family 2003 Irrevocable Trust, and J. Frank Harrison, III.*	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (File No. 0-9286).
(10.36)	Form of Amended and Restated Split-Dollar and Deferred Compensation Replacement Benefit Agreement, effective as of November 1, 2005, between the Company and eligible employees of the Company.*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (File No. 0-9286).
(10.37)	Form of Split-Dollar and Deferred Compensation Replacement Benefit Agreement Election Form and Agreement Amendment, effective as of June 20, 2005, between the Company and certain executive officers of the Company.*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 (File No. 0-9286).
(12)	Ratio of earnings to fixed charges.	Filed herewith.
(21)	List of subsidiaries.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm to incorporation by reference into Form S-8 (Registration No. 333-181345).	Filed herewith.
(31.1)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(31.2)	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Number	Description	Incorporated by Reference or Filed Herewith
(101)	Financial statement from the annual report on Form 10-K of Coca-Cola Bottling Co. Consolidated for the fiscal year ended December 29, 2013, filed on March 14, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity and (vi) the Notes to the Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 15(c) of this report.

**	Certain portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested for such portions of the exhibit.

(b)	Exhibits.

See Item 15(a)3

(c)	Financial Statement Schedules.

See Item 15(a)2

Schedule II

COCA-COLA BOTTLING CO. CONSOLIDATED

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Allowance for Doubtful Accounts

	Fiscal Year Ended Dec. 29, 2013	Fiscal Year Ended Dec. 30, 2012	Fiscal Year Ended Jan. 1, 2012
Balance at beginning of year	$1,490	$1,521	$1,300
Additions charged to costs and expenses	151	257	518
Deductions	240	288	297

Balance at end of year	$1,401	$1,490	$1,521

Deferred Income Tax Valuation Allowance

	Fiscal Year Ended Dec. 29, 2013	Fiscal Year Ended Dec. 30, 2012	Fiscal Year Ended Jan. 1, 2012
Balance at beginning of year	$3,231	$1,464	$499
Additions charged to costs and expenses	398	1,513	707
Additions charged to other	0	569	286
Deductions credited to expense	74	0	0
Deductions not credited to expense	2	315	28

Balance at end of year	$3,553	$3,231	$1,464

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED (REGISTRANT)

Date: March 14, 2014	By:	/s/ J. Frank Harrison, III
J. Frank Harrison, III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/S/ J. FRANK HARRISON, III J. Frank Harrison, III	Chairman of the Board of Directors, Chief Executive Officer and Director	March 14, 2014

By:	/S/ H. W. MCKAY BELK H. W. McKay Belk	Director	March 14, 2014

By:	/S/ ALEXANDER B. CUMMINGS, JR. Alexander B. Cummings, Jr.	Director	March 14, 2014

By:	/S/ SHARON A. DECKER Sharon A. Decker	Director	March 14, 2014

By:	/S/ WILLIAM B. ELMORE William B. Elmore	Vice Chairman of the Board of Directors and Director	March 14, 2014

By:	/S/ MORGAN H. EVERETT Morgan H. Everett	Director of Community Relations and Director	March 14, 2014

By:	/S/ DEBORAH H. EVERHART Deborah H. Everhart	Director	March 14, 2014

By:	/S/ HENRY W. FLINT Henry W. Flint	President, Chief Operating Officer and Director	March 14, 2014

By:	/S/ WILLIAM H. JONES William H. Jones	Director	March 14, 2014

By:	/S/ JAMES H. MORGAN James H. Morgan	Director	March 14, 2014

By:	/S/ JOHN W. MURREY, III John W. Murrey, III	Director	March 14, 2014

By:	/S/ DENNIS A. WICKER Dennis A. Wicker	Director	March 14, 2014

By:	/S/ JAMES E. HARRIS James E. Harris	Senior Vice President, Shared Services and Chief Financial Officer	March 14, 2014

By:	/S/ WILLIAM J. BILLIARD William J. Billiard	Vice President, Chief Accounting Officer and Corporate Controller	March 14, 2014