Form 10-Q
period 2014-03-30
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2014-05-09
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,129,862

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	First Quarter
	2014	2013
Net sales	$388,582	$383,551
Cost of sales	232,249	229,852

Gross margin	156,333	153,699
Selling, delivery and administrative expenses	144,217	138,211

Income from operations	12,116	15,488
Interest expense, net	7,223	7,379

Income before income taxes	4,893	8,109
Income tax expense	1,792	2,440

Net income	3,101	5,669
Less: Net income attributable to noncontrolling interest	652	807

Net income attributable to Coca-Cola Bottling Co. Consolidated	$2,449	$4,862

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.26	$.53

Weighted average number of Common Stock shares outstanding	7,141	7,141

Class B Common Stock	$.26	$.53

Weighted average number of Class B Common Stock shares outstanding	2,115	2,095

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$.26	$.52

Weighted average number of Common Stock shares outstanding – assuming dilution	9,296	9,276

Class B Common Stock	$.26	$.52

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,155	2,135

Cash dividends per share:
Common Stock	$.25	$.25
Class B Common Stock	$.25	$.25

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	First Quarter
	2014	2013
Net income	$3,101	$5,669

Other comprehensive income, net of tax:
Foreign currency translation adjustment	0	1
Defined benefit plans reclassification included in pension costs:
Actuarial loss	259	510
Prior service costs	5	2
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	346	425
Prior service costs	(232)	(230)

Other comprehensive income, net of tax	378	708

Comprehensive income	3,479	6,377
Less: Comprehensive income attributable to noncontrolling interest	652	807

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$2,827	$5,570

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Mar. 30,	Dec. 29,	Mar. 31,
	2014	2013	2013
ASSETS

Current Assets:
Cash and cash equivalents	$18,774	$11,761	$11,890
Accounts receivable, trade, less allowance for doubtful accounts of $1,461, $1,401 and $1,514, respectively	118,205	105,610	111,423
Accounts receivable from The Coca-Cola Company	25,816	17,849	20,804
Accounts receivable, other	11,969	15,136	11,620
Inventories	76,113	61,987	74,098
Prepaid expenses and other current assets	29,563	26,872	32,088

Total current assets	280,440	239,215	261,923

Property, plant and equipment, net	306,073	302,998	300,230
Leased property under capital leases, net	47,474	48,981	52,693
Other assets	59,959	58,560	56,736
Franchise rights	520,672	520,672	520,672
Goodwill	102,049	102,049	102,049
Other identifiable intangible assets, net	3,597	3,681	3,939

Total assets	$1,320,264	$1,276,156	$1,298,242

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Mar. 30,	Dec. 29,	Mar. 31,
	2014	2013	2013
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$20,000	$20,000	$20,000
Current portion of obligations under capital leases	6,062	5,939	5,352
Accounts payable, trade	52,309	43,579	50,081
Accounts payable to The Coca-Cola Company	39,049	25,869	39,989
Other accrued liabilities	78,106	77,622	60,268
Accrued compensation	17,422	31,753	11,462
Accrued interest payable	9,389	4,054	9,299

Total current liabilities	222,337	208,816	196,451

Deferred income taxes	146,181	153,408	134,904
Pension and postretirement benefit obligations	89,825	90,599	139,926
Other liabilities	127,975	125,791	120,771
Obligations under capital leases	57,477	59,050	62,954
Long-term debt	413,613	378,566	438,430

Total liabilities	1,057,408	1,016,230	1,093,436

Commitments and Contingencies (Note 14)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,757,976, 2,737,076 and 2,737,076 shares, respectively	2,756	2,735	2,735
Capital in excess of par value	110,684	108,942	108,959
Retained earnings	189,006	188,869	172,994
Accumulated other comprehensive loss	(57,798)	(58,176)	(93,818)

	254,852	252,574	201,074

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	193,598	191,320	139,820
Noncontrolling interest	69,258	68,606	64,986

Total equity	262,856	259,926	204,806

Total liabilities and equity	$1,320,264	$1,276,156	$1,298,242

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

			Capital		Accumulated
		Class B	in		Other		Total
	Common	Common	Excess of	Retained	Comprehensive	Treasury	Equity	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Loss	Stock	of CCBCC	Interest	Equity
Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438
Net income				4,862			4,862	807	5,669
Other comprehensive income, net of tax					708		708		708
Cash dividends paid Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(522)			(522)		(522)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298

Balance on Mar. 31, 2013	$10,204	$2,735	$108,959	$172,994	$(93,818)	$(61,254)	$139,820	$64,986	$204,806

Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926
Net income				2,449			2,449	652	3,101
Other comprehensive income, net of tax					378		378		378
Cash dividends paid
Common ($.25 per share)				(1,785)			(1,785)		(1,785)
Class B Common ($.25 per share)				(527)			(527)		(527)
Issuance of 20,900 shares of Class B Common Stock		21	1,742				1,763		1,763

Balance on Mar. 30, 2014	$10,204	$2,756	$110,684	$189,006	$(57,798)	$(61,254)	$193,598	$69,258	$262,856

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Quarter
	2014	2013
Cash Flows from Operating Activities
Net income	$3,101	$5,669
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	14,486	14,556
Amortization of intangibles	83	84
Deferred income taxes	222	146
Gain on sale of property, plant and equipment	(179)	(990)
Amortization of debt costs	478	487
Amortization of deferred gain related to terminated interest rate agreements	(139)	(136)
Stock compensation expense	853	603
Increase in current assets less current liabilities	(18,909)	(27,193)
Increase in other noncurrent assets	(1,819)	(3,330)
Decrease in other noncurrent liabilities	(5,485)	(3,687)
Other	0	5

Total adjustments	(10,409)	(19,455)

Net cash used in operating activities	(7,308)	(13,786)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(17,814)	(20,383)
Proceeds from the sale of property, plant and equipment	958	4,302

Net cash used in investing activities	(16,856)	(16,081)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	35,000	45,000
Payment on revolving credit facility	0	(10,000)
Cash dividends paid	(2,312)	(2,307)
Principal payments on capital lease obligations	(1,449)	(1,275)
Other	(62)	(60)

Net cash provided by financing activities	31,177	31,358

Net increase in cash	7,013	1,491
Cash at beginning of period	11,761	10,399

Cash at end of period	$18,774	$11,890

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,763	$1,298
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	6,194	3,230

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013 filed with the United States Securities and Exchange Commission.

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

Noncontrolling interest as of March 30, 2014, December 29, 2013 and March 31, 2013 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories

Inventories were summarized as follows:

	Mar. 30,	Dec. 29,	Mar. 31,
In Thousands	2014	2013	2013
Finished products	$47,864	$35,360	$44,041
Manufacturing materials	10,572	9,127	10,718
Plastic shells, plastic pallets and other inventories	17,677	17,500	19,339

Total inventories	$76,113	$61,987	$74,098

5. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Mar. 30,	Dec. 29,	Mar. 31,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Land	$13,484	$12,307	$12,394
Buildings	112,460	113,864	114,630	8-50 years
Machinery and equipment	149,406	144,662	141,839	5-20 years
Transportation equipment	165,469	164,403	162,201	4-20 years
Furniture and fixtures	44,166	42,605	45,472	3-10 years
Cold drink dispensing equipment	320,807	317,143	315,376	5-17 years
Leasehold and land improvements	73,655	73,742	71,246	5-20 years
Software for internal use	82,455	81,718	75,684	3-10 years
Construction in progress	6,801	7,204	6,796

Total property, plant and equipment, at cost	968,703	957,648	945,638
Less: Accumulated depreciation and amortization	662,630	654,650	645,408

Property, plant and equipment, net	$306,073	$302,998	$300,230

Depreciation and amortization expense was $14.5 million and $14.6 million in the first quarter of 2014 (“Q1 2014”) and in the first quarter of 2013 (“Q1 2013”), respectively. These amounts included amortization expense for leased property under capital leases.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	Mar. 30,	Dec. 29,	Mar. 31,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Leased property under capital leases	$94,889	$94,889	$94,174	3-20 years
Less: Accumulated amortization	47,415	45,908	41,481

Leased property under capital leases, net	$47,474	$48,981	$52,693

As of March 30, 2014, real estate represented $46.8 million of the leased property under capital leases, net and $31.2 million of this real estate is leased from related parties as described in Note 19 to the consolidated financial statements.

The Company’s outstanding obligations for capital leases were $63.5 million, $65.0 million and $68.3 million as of March 30, 2014, December 29, 2013 and March 31, 2013, respectively.

7. Franchise Rights and Goodwill

There were no changes in the carrying amounts of franchise rights and goodwill in the periods presented. The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2014, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

8. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Mar. 30,	Dec. 29,	Mar. 31,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Other identifiable intangible assets	$8,547	$8,547	$8,557	20 years
Less: Accumulated amortization	4,950	4,866	4,618

Other identifiable intangible assets, net	$3,597	$3,681	$3,939

Other identifiable intangible assets primarily represent customer relationships and distribution rights and are amortized on a straight line basis.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

9. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Mar. 30,	Dec. 29,	Mar. 31,
In Thousands	2014	2013	2013
Accrued marketing costs	$11,098	$13,613	$8,730
Accrued insurance costs	21,937	21,132	20,605
Accrued taxes (other than income taxes)	2,415	1,207	2,111
Accrued income taxes	8,270	2,515	4,811
Employee benefit plan accruals	10,369	17,643	12,154
Checks and transfers yet to be presented for payment from zero balance cash accounts	13,370	11,237	2,959
All other accrued liabilities	10,647	10,275	8,898

Total other accrued liabilities	$78,106	$77,622	$60,268

10. Debt

Debt was summarized as follows:

		Interest	Interest	Mar. 30,	Dec. 29,	Mar. 31,
In Thousands	Maturity	Rate	Paid	2014	2013	2013
Revolving credit facility	2016	Variable	Varies	$40,000	$5,000	$65,000
Line of credit	2014	Variable	Varies	20,000	20,000	20,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,144)	(1,191)	(1,327)

				433,613	398,566	458,430
Less: Current portion of debt				20,000	20,000	20,000

Long-term debt				$413,613	$378,566	$438,430

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Debt

The Company has a $200 million five-year unsecured revolving credit agreement (“$200 million facility”). The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use a combination of available cash on hand and borrowings under the $200 million facility to repay the notes when due.

On March 30, 2014, the Company had $40.0 million of outstanding borrowings on the $200 million facility and had $160.0 million available to meet its cash requirements. On December 29, 2013, the Company had $5.0 million of outstanding borrowings on the $200 million facility. On March 31, 2013, the Company had $65.0 million of outstanding borrowings on the $200 million facility.

The Company has an agreement for an uncommitted line of credit under which the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On March 30, 2014, December 29, 2013 and March 31, 2013, the Company had $20.0 million outstanding under the uncommitted line of credit at a weighted average interest rate of 0.91%, 0.88% and 0.93%, respectively.

As of March 30, 2014, December 29, 2013 and March 31, 2013, the Company had a weighted average interest rate of 5.8%, 6.2% and 5.6%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.9% and 5.7% for Q1 2014 and Q1 2013, respectively. As of March 30, 2014, $60.0 million of the Company’s debt and capital lease obligations of $497.2 million were subject to changes in short-term interest rates.

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

The Company had no interest rate derivative contracts outstanding at March 30, 2014, December 29, 2013 and March 31, 2013.

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

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The Company did not have any offsetting derivative transactions with its counterparties on March 30, 2014 and March 31, 2013. Accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheets at March 30, 2014 and March 31, 2013. The Company did not have any outstanding derivative transactions at December 29, 2013.

The Company periodically uses derivative instruments to hedge part or all of its requirements for diesel fuel and aluminum. In Q1 2014, the Company entered into agreements to hedge a portion of the Company’s 2014 commodity purchases. In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 commodity purchases.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Derivative Financial Instruments

The following summarizes Q1 2014 and Q1 2013 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification, either as cost of sales or selling, delivery and administrative (“S,D&A”) expenses, of such changes in the consolidated statements of operations.

		First Quarter
In Thousands	Classification of Gain (Loss)	2014	2013
Commodity hedges	Cost of sales	$781	$(490)

Total		$781	$(490)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

		Mar. 30,	Dec. 29,	Mar. 31,
In Thousands	Balance Sheet Classification	2014	2013	2013
Commodity hedges at fair market value	Prepaid expenses and other current assets	$781	$0	$10
Unamortized cost of commodity hedging agreements	Prepaid expenses and other current assets	858	0	325

Total		$1,639	$0	$335

The following table summarizes the Company’s outstanding commodity derivative agreements as of March 30, 2014:

	Notional	Latest
In Millions	Amount	Maturity
Commodity hedging agreements	$31.6	Dec. 2014

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, and derivative financial instruments were as follows:

	Mar. 30, 2014		Dec. 29, 2013		Mar. 31, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$(373,613)	$(411,564)	$(373,566)	$(409,434)	$(373,430)	$(421,466)
Deferred compensation plan assets	17,453	17,453	17,098	17,098	14,216	14,216
Deferred compensation plan liabilities	(17,453)	(17,453)	(17,098)	(17,098)	(14,216)	(14,216)
Commodity hedging agreements	781	781	0	0	10	10
Non-public variable rate debt	(60,000)	(60,000)	(25,000)	(25,000)	(85,000)	(85,000)

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan and commodity hedging agreements:

	Mar. 30, 2014		Dec. 29, 2013		Mar. 31, 2013
In Thousands	Level 1	Level 2	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$17,453		$17,098		$14,216
Commodity hedging agreements		$781		$0		$10
Liabilities
Deferred compensation plan liabilities	17,453		17,098		14,216

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

The Company does not have Level 3 assets or liabilities. Also, there were no transfers of assets or liabilities between Level 1 and Level 2 for Q1 2014 and Q1 2013.

13. Other Liabilities

Other liabilities were summarized as follows:

	Mar. 30,	Dec. 29,	Mar. 31,
In Thousands	2014	2013	2013
Accruals for executive benefit plans	$111,863	$109,386	$103,855
Other	16,112	16,405	16,916

Total other liabilities	$127,975	$125,791	$120,771

14. Commitments and Contingencies

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through June 2024 based on a new agreement signed during Q1 2014. The Company is also a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 19 to the consolidated financial statements for additional information concerning SAC and Southeastern.

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $31.2 million, $29.3 million and $38.3 million as of March 30, 2014, December 29, 2013 and March 31, 2013, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on March 30, 2014 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.6 million for Southeastern.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of March 30, 2014, SAC had total assets of approximately $43 million and total debt of approximately $20 million. SAC had total revenues for Q1 2014 of approximately $42 million. As of March 30, 2014, Southeastern had total assets of approximately $311 million and total debt of approximately $134 million. Southeastern had total revenue for Q1 2014 of approximately $152 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On March 30, 2014, these letters of credit totaled $22.9 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of March 30, 2014 amounted to $37.7 million and expire at various dates through 2022.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2014 and Q1 2013 was 36.6% and 30.1%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q1 2014 and Q1 2013 was 42.3% and 33.4%, respectively.

The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Quarter
In Thousands	2014	2013
Statutory expense	$1,712	$2,835
State income taxes, net of federal benefit	187	333
Valuation allowance change	142	93
Noncontrolling interest – Piedmont	(270)	(321)
Manufacturing deduction benefit	(235)	(224)
Meals and entertainment	111	180
Adjustment for uncertain tax positions	84	151
Other, net	61	(607)

Income tax expense	$1,792	$2,440

As of March 30, 2014, the Company had $2.9 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. As of December 29, 2013, the Company had $2.8 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. As of March 31, 2013, the Company had $5.6 million of uncertain tax positions, including accrued interest, of which $3.2 million would affect the Company’s effective tax rate if recognized. Total accrued interest related to uncertain tax positions is immaterial in all periods presented. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

The American Taxpayer Relief Act (“Act”) was signed into law on January 2, 2013. The Act approved a retroactive extension of certain favorable business and energy tax provisions that had expired at the end of 2011 which are applicable to the Company. The Company recorded a reduction to income tax expense totaling $0.4 million related to the Act in Q1 2013, which is included in the other, net line of the reconciliation of income tax expense table.

During 2013, state tax legislation was enacted that reduces the corporate tax rate in that state from 6.9% to 6.0% effective January 1, 2014. This state corporate tax rate will be further reduced from 6.0% to 5.0% effective January 1, 2015. This reduction in the corporate tax rate decreased the Company’s income tax expense by approximately $2.3 million due to the impact on the Company’s net deferred tax liabilities. The total impact of this legislation was recorded in the third quarter of 2013.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Income Taxes

Prior tax years beginning in year 2010 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1995 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

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

A summary of accumulated other comprehensive loss for Q1 2014 and Q1 2013 is as follows:

	Dec. 29,	Pre-tax	Tax	Mar. 30,
In Thousands	2013	Activity	Effect	2014
Net pension activity:
Actuarial loss	$(43,028)	$422	$(163)	$(42,769)
Prior service costs	(121)	9	(4)	(116)
Net postretirement benefits activity:
Actuarial loss	(18,441)	563	(217)	(18,095)
Prior service costs	3,410	(378)	146	3,178
Foreign currency translation adjustment	4	0	0	4

Total	$(58,176)	$616	$(238)	$(57,798)

	Dec. 30,	Pre-tax	Tax	Mar. 31,
In Thousands	2012	Activity	Effect	2013
Net pension activity:
Actuarial loss	$(76,407)	$838	$(328)	$(75,897)
Prior service costs	(33)	4	(2)	(31)
Net postretirement benefits activity:
Actuarial loss	(22,425)	700	(275)	(22,000)
Prior service costs	4,334	(378)	148	4,104
Foreign currency translation adjustment	5	1	0	6

Total	$(94,526)	$1,165	$(457)	$(93,818)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Accumulated Other Comprehensive Loss

A summary of the impact on the income statement line items is as follows:

	Net Pension	Net Postretirement
In Thousands	Activity	Benefits Activity	Total
Q1 2014
Cost of sales	$78	$24	$102
S,D&A expenses	353	161	514

Subtotal pre-tax	431	185	616
Income tax expense	167	71	238

Total after tax effect	$264	$114	$378

Q1 2013
Cost of sales	$76	$39	$115
S,D&A expenses	766	283	1,049

Subtotal pre-tax	842	322	1,164
Income tax expense	330	127	457

Total after tax effect	$512	$195	$707

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During Q1 2014 and Q1 2013, dividends of $.25 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in Q1 2014 was $0.9 million, which was based upon a common stock share price of $85.25 on March 28, 2014. Compensation expense for the Performance Unit Award Agreement recognized in Q1 2013 was $0.6 million, which was based upon a common stock share price of $60.32 on March 29, 2013.

On March 4, 2014 and March 5, 2013, the Compensation Committee determined that 40,000 shares of the Company’s Class B Common Stock should be issued in each year pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2013 and 2012, respectively, as Chairman of the Board of Directors and Chief Executive Officer of the Company. As permitted under the terms of the Performance Unit Award Agreement, 19,100 and 19,880 of such shares were settled in cash in 2014 and 2013, respectively, to satisfy tax withholding obligations in connection with the vesting of the performance units.

The increase in the total number of shares outstanding in Q1 2014 and Q1 2013 was due to the issuance of the 20,900 and 20,120 shares, respectively, of Class B Common Stock related to the Performance Unit Award Agreement in each year.

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

In the third quarter of 2013, the Company announced a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. The benefit election window was open during the third quarter of 2013 and benefit distributions were be made during the fourth quarter of 2013. Based upon the number of plan participants electing to take a distribution, and the total amount of such distributions, the Company incurred a noncash charge of $12.0 million in 2013 when the distributions were made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets will reduce the cost of administering the pension plan in the future.

The components of net periodic pension cost (benefit) were as follows:

	First Quarter
In Thousands	2014	2013
Service cost	$29	$32
Interest cost	2,896	3,086
Expected return on plan assets	(3,457)	(3,547)
Amortization of prior service cost	9	4
Recognized net actuarial loss	422	838

Net periodic pension cost (benefit)	$(101)	$413

The Company did not contribute to the Company-sponsored pension plans during Q1 2014. Anticipated contributions for the two Company-sponsored pension plans will be in the range of $4 million to $10 million during the remainder of 2014.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Benefit Plans

The components of net periodic postretirement benefit cost were as follows:

	First Quarter
In Thousands	2014	2013
Service cost	$383	$413
Interest cost	825	715
Recognized net actuarial loss	563	700
Amortization of prior service cost	(378)	(378)

Net periodic postretirement benefit cost	$1,393	$1,450

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements.

During 2013, the Company’s 401(k) Savings Plan matching contribution was discretionary with the Company having the option to make matching contributions for eligible participants of up to 5% of eligible participants’ contributions based on the Company’s financial results for 2013 and future years. The 5% matching contribution was accrued during 2013. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2013. The Company made this contribution payment for 2013 in the Q1 2014. During 2014, the Company matched the first 3.5% of participants’ contributions while maintaining the option to increase the matching contributions an additional 1.5% for a total of 5%, for the Company’s employees based on the financial results for 2014. The total expense for this benefit was $2.1 million and $1.9 million in Q1 2014 and Q1 2013, respectively.

Multi-Employer Benefits

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of March 30, 2014, the Company had a liability of $9.2 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, to participate in the Plan’s Rehabilitation Plan. The Company will increase its contribution rates effective January 2015 with additional increases occurring annually toward the Plan’s Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary to be $4.5 million. The Company does not currently have a plan to withdraw from the Plan.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of March, 30, 2014, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Quarter
In Millions	2014	2013
Payments by the Company for concentrate, syrup, sweetener and other purchases	$98.3	$97.3
Marketing funding support payments to the Company	(10.5)	(10.1)

Payments by the Company net of marketing funding support	$87.8	$87.2

Payments by the Company for customer marketing programs	$14.2	$14.6
Payments by the Company for cold drink equipment parts	2.2	2.3
Fountain delivery and equipment repair fees paid to the Company	3.2	2.9
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	1.5	1.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	0.9	0.6

The Company has a production arrangement with Coca-Cola Refreshments USA Inc. (“CCR”) to buy and sell finished products at cost. CCR is a wholly-owned subsidiary of The Coca-Cola Company. Sales to CCR under this arrangement were $12.7 million and $13.9 million in Q1 2014 and Q1 2013, respectively. Purchases from CCR under this arrangement were $11.9 million and $8.3 million in Q1 2014 and Q1 2013, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $5.4 million and $5.7 million in Q1 2014 and Q1 2013, respectively.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.1 million in both Q1 2014 and Q1 2013. Amounts due from CCBSS for rebates on raw materials were $3.6 million, $5.1 million and $4.1 million as of March 30, 2014, December 29, 2013 and March 31, 2013, respectively. CCR is also a member of CCBSS.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Related Party Transactions

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $30.8 million and $33.4 million in Q1 2014 and Q1 2013, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $0.5 million and $0.4 million in Q1 2014 and Q1 2013, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $20.0 million as of March 30, 2014. The Company’s equity investment in SAC was $4.1 million as of March 30, 2014, December 29, 2013 and March 31, 2013 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases a majority of its requirements for plastic bottles. Net purchases from these entities were $18.4 million in Q1 2014 and $18.7 million in Q1 2013. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $11.2 million as of March 30, 2014. The Company’s equity investment in Southeastern was $18.3 million, $17.6 million and $20.8 million as of March 30, 2014, December 29, 2013 and March, 31 2013, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against SAC or Southeastern guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of March 30, 2014 nor was there any impairment in 2013.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of March 30, 2014, December 29, 2013 and March 31, 2013 was $21.6 million, $22.2 million and $23.6 million, respectively. Rental payments related to this lease were $0.9 million in both Q1 2014 and Q1 2013.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s majority shareholder is J. Frank Harrison, III and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease as of March 30, 2014, December 29, 2013 and March 31, 2013 was $22.3 million, $22.9 million and $24.5 million, respectively. Rental payments related to this lease were $1.0 million in both Q1 2014 and Q1 2013.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Net Sales by Product Category

Net sales by product category were as follows:

	First Quarter
In Thousands	2014	2013
Bottle/can sales:
Sparkling beverages (including energy products)	$254,971	$254,473
Still beverages	57,150	52,623

Total bottle/can sales	312,121	307,096
Other sales:
Sales to other Coca-Cola bottlers	37,121	40,128
Post-mix and other	39,340	36,327

Total other sales	76,461	76,455

Total net sales	$388,582	$383,551

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	First Quarter
In Thousands (Except Per Share Data)	2014	2013
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:

Net income attributable to Coca-Cola Bottling Co. Consolidated	$2,449	$4,862
Less dividends:
Common Stock	1,785	1,785
Class B Common Stock	527	522

Total undistributed earnings	$137	$2,555

Common Stock undistributed earnings – basic	$106	$1,975
Class B Common Stock undistributed earnings – basic	31	580

Total undistributed earnings – basic	$137	$2,555

Common Stock undistributed earnings – diluted	$105	$1,967
Class B Common Stock undistributed earnings – diluted	32	588

Total undistributed earnings – diluted	$137	$2,555

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Common Stock undistributed earnings – basic	106	1,975

Numerator for basic net income per Common Stock share	$1,891	$3,760

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$527	$522
Class B Common Stock undistributed earnings – basic	31	580

Numerator for basic net income per Class B Common Stock share	$558	$1,102

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2014	2013
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785
Dividends on Class B Common Stock assumed converted to Common Stock	527	522
Common Stock undistributed earnings – diluted	137	2,555

Numerator for diluted net income per Common Stock share	$2,449	$4,862

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$527	$522
Class B Common Stock undistributed earnings – diluted	32	588

Numerator for diluted net income per Class B Common Stock share	$559	$1,110

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Income Per Share

	First Quarter
In Thousands (Except Per Share Data)	2014	2013
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,115	2,095

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,296	9,276
Class B Common Stock weighted average shares outstanding – diluted	2,155	2,135

Basic net income per share:
Common Stock	$.26	$.53

Class B Common Stock	$.26	$.53

Diluted net income per share:
Common Stock	$.26	$.52

Class B Common Stock	$.26	$.52

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Risks and Uncertainties

Approximately 88% of the Company’s Q1 2014 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s Q1 2014 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During both Q1 2014 and Q1 2013, approximately 69% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 31% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 22% and 9%, respectively, of the Company’s total bottle/can volume to retail customers in Q1 2014; and accounted for approximately 20% and 8%, respectively, of the Company’s total bottle/can volume to retail customers in Q1 2013. Wal-Mart Stores, Inc. accounted for approximately 15% and 14% of the Company’s total net sales during Q1 2014 and Q1 2013, respectively. No other customer represented greater than 10% of the Company’s total net sales for Q1 2014 or Q1 2013.

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

Approximately 6.5% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately .7% of the Company’s employees expired during 2013 and the Company entered into new agreements in 2013. Two collective bargaining agreements covering approximately 5% of the Company’s employees will expire in 2014. Subsequent to Q1 2014, one collective bargaining agreement expired and the Company entered into a new collective bargaining agreement.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Quarter
In Thousands	2014	2013
Accounts receivable, trade, net	$(12,595)	$(7,899)
Accounts receivable from The Coca-Cola Company	(7,967)	(5,283)
Accounts receivable, other	3,167	1,256
Inventories	(14,126)	(8,174)
Prepaid expenses and other current assets	(2,678)	992
Accounts payable, trade	9,712	9,633
Accounts payable to The Coca-Cola Company	13,180	12,159
Other accrued liabilities	484	(14,845)
Accrued compensation	(13,421)	(20,271)
Accrued interest payable	5,335	5,239

Increase in current assets less current liabilities	$(18,909)	$(27,193)

Non-cash activity

Additions to property, plant and equipment of $6.2 million and $3.2 million have been accrued but not paid and are recorded in accounts payable, trade as of March 30, 2014 and March 31, 2013, respectively.

24. New Accounting Pronouncements

Recently Adopted Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the new guidance were effective for fiscal years beginning after December 15, 2013. The requirements of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In April 2014, the FASB issued new guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance is effective for annual and interim periods beginning after December 15, 2014. The impact on the Company of adopting the new guidance will depend on the nature, terms and size of business disposals completed after the effective date.

25. Subsequent Event

On May 7, 2014, the Company signed an asset purchase agreement with CCR relating to the territory currently served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee (the “Territory”). The asset purchase agreement and the comprehensive beverage agreement the Company expects to enter into at closing with CCR granting the Company certain exclusive rights in the Territory and obligating the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of such rights are described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 8, 2014. The aggregate purchase price to be paid by the Company in cash for the transferred assets, after deducting the value of certain retained assets and retained liabilities, is approximately $12.4 million. The Company expects this Territory expansion transaction to close by the end of May 2014 and to account for the transaction as a business combination under FASB Accounting Standards Codification 805.

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

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the first quarter of 2014 (“Q1 2014”) and changes from the first quarter of 2013 (“Q1 2013”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q1 2014 compared to Q1 2013.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q1 2014 compared to year-end 2013 and the end of Q1 2013 as presented in the consolidated financial statements.

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

Proposed Expansion of Company’s Franchise Territory

In April 2013, the Company announced that it had signed a non-binding letter of intent (the “LOI”) with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee and Kentucky that are currently served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company. The Company announced on May 8, 2014 that it had signed a definitive agreement with CCR for the first phase of this proposed territory expansion, covering the Morristown and Johnson City, Tennessee territories that are currently served by CCR. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 8, 2014, which includes a summary description of the definitive agreement and certain exhibits to the agreement.

The Company is continuing to work towards a definitive agreement with The Coca-Cola Company for the remainder of the proposed franchise territory expansion described in the LOI. The Company’s proxy statement for its 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2014 (the “Proxy Statement”) includes a description of the LOI and the proposed franchise territory expansion and other transactions contemplated thereby under the heading “Corporate Governance – Related Person Transactions – Proposed Expansion of the Company’s Franchise Territory.” There is no assurance that the Company and The Coca-Cola Company will reach a definitive agreement for the remainder of the proposed franchise territory expansion and the other transactions contemplated by the LOI in the time frame described in the Proxy Statement or at all or that any of the specific territory expansion transactions contemplated by the LOI will occur in the time frame described in the Proxy Statement or at all.

Our Business and the Nonalcoholic Beverage Industry

The Company produces, markets and distributes nonalcoholic beverages, primarily products of The Coca-Cola Company, which include some of the most recognized and popular beverage brands in the world. The Company is the largest independent bottler of products of The Coca-Cola Company in the United States, distributing these products in eleven states primarily in the Southeast. The Company also distributes several other beverage brands. These product offerings include both sparkling and still beverages. Sparkling beverages are carbonated beverages, including energy products. Still beverages are noncarbonated beverages such as bottled water, tea, ready to drink coffee, enhanced water, juices and sports drinks. The Company had full year net sales of $1.6 billion in 2013.

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents approximately 82% of the Company’s Q1 2014 bottle/can net sales.

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

The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During Q1 2014, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

Net sales by product category were as follows:

	First Quarter
In Thousands	2014	2013
Bottle/can sales:
Sparkling beverages (including energy products)	$254,971	$254,473
Still beverages	57,150	52,623

Total bottle/can sales	312,121	307,096
Other sales:
Sales to other Coca-Cola bottlers	37,121	40,128
Post-mix and other	39,340	36,327

Total other sales	76,461	76,455

Total net sales	$388,582	$383,551

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

Product Innovation and Beverage Portfolio Expansion

Innovation of both new brands and packages has been and is expected to continue to be important to the Company’s overall revenue. New packaging introductions over the last several years include the 1.25-liter bottle and the 7.5-ounce sleek can. In Q1 2014, the Company introduced the 253 ml bottle for certain Coca-Cola products.

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $49.0 million and $48.6 million in Q1 2014 and Q1 2013, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products. In addition, the Company has focused on reducing fixed warehouse-related costs by consolidating warehouse space throughout the Company’s territory.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q1 2014

•	a $0.8 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2014 commodity hedging program.

Q1 2013

•	a $0.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program; and

•	a $0.4 million decrease to income tax expense related to the American Taxpayer Relief Act.

The following overview provides a summary of key information concerning the Company’s financial results for Q1 2014 compared to Q1 2013.

	First Quarter			%
In Thousands (Except Per Share Data)	2014	2013	Change	Change
Net sales	$388,582	$383,551	$5,031	1.3
Cost of sales	232,249	229,852	2,397	1.0
Gross margin	156,333	153,699	2,634	1.7
S,D&A expenses	144,217	138,211	6,006	4.3
Income from operations	12,116	15,488	(3,372)	(21.8)
Interest expense, net	7,223	7,379	(156)	(2.1)
Income before taxes	4,893	8,109	(3,216)	(39.7)
Income tax expense	1,792	2,440	(648)	(26.6)
Net income	3,101	5,669	(2,568)	(45.3)
Net income attributable to the Company	2,449	4,862	(2,413)	(49.6)

Basic net income per share:
Common Stock	$.26	$.53	$(.27)	(50.9)
Class B Common Stock	$.26	$.53	$(.27)	(50.9)

Diluted net income per share:
Common Stock	$.26	$.52	$(.26)	(50.0)
Class B Common Stock	$.26	$.52	$(.26)	(50.0)

The Company’s net sales increased 1.3% in Q1 2014 compared to Q1 2013. The increase in net sales in Q1 2014 compared to Q1 2013 was primarily due to a 1.7% increase in bottle/can volume to retail customers and a .6% increase in bottle/can sales price per unit to retail customers partially offset by a 8.9% decrease in sales volume to other Coca-Cola bottlers. The increase in bottle/can volume to retail customers was primarily due to an increase in still beverages. Bottle/can sales to retail customers price per unit increase was primarily due to a sales price increase in sparkling beverages. The decrease in sales volume to other Coca-Cola bottlers was a result of a volume decrease in all beverage categories. The Company’s bottle/can volume to retail customers was impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013.

Gross margin dollars increased 1.7% in Q1 2014 compared to Q1 2013. The Company’s gross margin percentage was flat at 40.2% in Q1 2014 compared to 40.1% in Q1 2013.

S,D&A expenses increased 4.3% in Q1 2014 from Q1 2013. The increase in S,D&A expenses in Q1 2014 from Q1 2013 was attributable primarily to increased employee salaries and wages, increased professional fees, increased marketing expenses and increased property and casualty insurance expense.

Net interest expense decreased 2.1% in Q1 2014 compared to Q1 2013. The decrease in interest expense was due to lower levels of borrowings on the Company’s $200 million five-year unsecured revolving credit facility (“$200 million facility”). The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.9% during Q1 2014 from 5.7% during Q1 2013.

Income tax expense decreased 26.6% in Q1 2014 as compared to Q1 2013. The decrease to income tax expense was primarily due to lower pre-tax income.

Net debt and capital lease obligations were summarized as follows:

	Mar. 30,	Dec. 29,	Mar. 31,
In Thousands	2014	2013	2013
Debt	$433,613	$398,566	$458,430
Capital lease obligations	63,539	64,989	68,306

Total debt and capital lease obligations	497,152	463,555	526,736
Less: Cash and cash equivalents	18,774	11,761	11,890

Total net debt and capital lease obligations (1)	$478,378	$451,794	$514,846

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company included in its Annual Report on Form 10-K for the year ended December 29, 2013 a discussion of the Company’s most critical accounting policies, which are those most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company did not make changes in any critical accounting policies during Q1 2014. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

New Accounting Pronouncements

Recently Adopted Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the new guidance were effective for fiscal years beginning after December 15, 2013. The requirements of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In April 2014, the FASB issued new guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance is effective for annual and interim periods beginning after December 15, 2014. The impact on the Company of adopting the new guidance will depend on the nature, terms and size of business disposals completed after the effective date.

Results of Operations

Q1 2014 Compared to Q1 2013

Net Sales

Net sales increased $5.0 million, or 1.3%, to $388.6 million in Q1 2014 compared to $383.6 million in Q1 2013.

The increase in net sales for Q1 2014 compared to Q1 2013 was principally attributable to the following:

Q1 2014	Attributable to:
(In Millions)
$5.1	1.7% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
(3.6)	8.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in all beverage categories
2.1	Increase in freight revenue
1.9	.6% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages
(1.5)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.6	3.1% increase in post-mix sales price per unit
0.5	1.5% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit of sparkling beverages
(0.4)	1.9% decrease in post-mix sales volume
0.3	Other

$5.0	Total increase in net sales

The Company’s bottle/can volume was impacted by cooler and wetter than normal weather in most of the Company’s territories during Q1 2013.

In Q1 2014, the Company’s bottle/can sales to retail customers accounted for 80% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q1 2014 and Q1 2013 as a percentage of total bottle/can sales volume and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q1 2014	Q1 2013	% Increase (Decrease)
Sparkling beverages (including energy products)	81.9%	83.5%	(0.3)
Still beverages	18.1%	16.5%	11.8

Total bottle/can sales volume	100.0%	100.0%	1.7

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During both Q1 2014 and Q1 2013, approximately 69% of the Company’s bottle/can volume was sold for future consumption, while the remaining bottle/can volume of approximately 31% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% and 20% of the Company’s total bottle/can volume during Q1 2014 and Q1 2013, respectively. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 9% and 8% of the Company’s total bottle/can volume during Q1 2014 and Q1 2013, respectively. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $1.5 million in both Q1 2014 and Q1 2013. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 1.0%, or $2.4 million, to $232.3 million in Q1 2014 compared to $229.9 million in Q1 2013.

The increase in cost of sales for Q1 2014 compared to Q1 2013 was principally attributable to the following:

Q1 2014	Attributable to:
(In Millions)
$(3.4)	8.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in all beverage categories
3.0	1.7% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
1.9	Increase in freight cost of sales
1.7	Increase due to larger percentage of still beverage sales to retail customers and other Coca-Cola bottlers which have a higher cost per unit
1.6	Increase in raw material costs and increased purchases of finished products
(1.4)	Decrease in cost due to the Company’s commodity hedging program
(0.9)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.5)	Increase in marketing funding support received primarily from The Coca-Cola Company
0.4	Increase in manufacturing labor costs
(0.3)	1.9% decrease in post-mix sales volume
0.3	Other

$2.4	Total increase in cost of sales

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $12.5 million for Q1 2014 compared to $12.0 million for Q1 2013.

Gross Margin

Gross margin dollars increased 1.7%, or $2.6 million, to $156.3 million in Q1 2014 compared to $153.7 million in Q1 2013. Gross margin as a percentage of net sales increased to 40.2% for Q1 2014 from 40.1% for Q1 2013.

The increase in gross margin dollars for Q1 2014 compared to Q1 2013 was principally attributable to the following:

Q1 2014	Attributable to:
(In Millions)
$2.1	1.7% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages
1.9	.6% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages
(1.7)	Decrease due to larger percentage of still beverage sales to retail customers and other Coca-Cola bottlers which have a higher cost per unit
(1.6)	Increase in raw material costs and increased purchases of finished products
1.4	Decrease in cost due to the Company’s commodity hedging program
(0.6)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.6	3.1% increase in post-mix sales price per unit
0.5	1.5% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to an increase in sales price per unit of sparkling beverages
0.5	Increase in marketing funding support received primarily from The Coca-Cola Company
(0.4)	Increase in manufacturing labor costs
(0.2)	8.9% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in all beverage categories
0.2	Increase in freight gross margin
(0.1)	1.9% decrease in post-mix sales volume

$2.6	Total increase in gross margin

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

S,D&A expenses increased by $6.0 million, or 4.3%, to $144.2 million in Q1 2014 from $138.2 million in Q1 2013. S,D&A expenses as a percentage of net sales increased to 37.1% in Q1 2014 from 36.0% in Q1 2013.

The increase in S,D&A expenses for Q1 2014 compared to Q1 2013 was principally attributable to the following:

Q1 2014	Attributable to:
(In Millions)
$1.3	Increase in marketing expense primarily due to increased spending for marketing promotional items and media sponsorships
1.2	Increase in professional fees primarily related to due diligence for proposed territory expansion
1.1	Increase in property and casualty insurance expense primarily due to an increase in auto insurance claims
1.0	Increase in employee salaries excluding bonus and incentives due to normal salary increases
0.8	Decrease in gain on sales of property, plant and equipment
(0.7)	Decrease in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
1.3	Other

$6.0	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $49.0 million and $48.6 million in Q1 2014 and Q1 2013, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $0.4 million to $0.1 million income in Q1 2014 from $0.3 million expense in Q1 2013.

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements. During 2013, the Company’s 401(k) Savings Plan matching contribution was discretionary with the Company having the option to make matching contributions for eligible participants of up to 5% of eligible participants’ contributions based on the Company’s financial results for 2013. The 5% matching contribution was accrued during 2013. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2013. The Company made this contribution payment for 2013 in Q1 2014. During 2014, the Company will match the first 3.5% of participants’ contributions while maintaining the option to increase the matching contributions an additional 1.5% for a total of 5% for the Company’s employees based on the financial results for 2014. The total expense for this benefit recorded in S,D&A expenses was $1.8 million and $1.7 million in Q1 2014 and Q1 2013, respectively.

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, to participate in the Plan’s Rehabilitation Plan. The Company will increase its contribution rates effective January 2015 with additional increases occurring annually toward the Plan’s Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary to be $4.5 million. The Company does not currently have a plan to withdraw from the Plan.

Interest Expense

Net interest expense decreased 2.1% in Q1 2014 compared to Q1 2013. The decrease was primarily due to a lower level of borrowing on the Company’s $200 million facility. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.9% during Q1 2014 from 5.7% during Q1 2013.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for Q1 2014 and Q1 2013 was 36.6% and 30.1%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for Q1 2014 and Q1 2013 was 42.3% and 33.4%, respectively. The increase in the effective tax rate for Q1 2014 resulted primarily from lower pre-tax income in Q1 2014 and certain favorable tax provisions in Q1 2013 associated with the American Taxpayer Relief Act enacted on January 2, 2013.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

The Company’s effective tax rate for the remainder of 2014 is dependent upon the results of operations and may change if the results in 2014 are different from current expectations.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $0.7 million and $0.8 million in Q1 2014 and Q1 2013, respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.32 billion at March 30, 2014, from $1.28 billion at December 29, 2013 primarily due to increases in cash and cash equivalents, accounts receivables, inventories and property, plant and equipment, net.

Net working capital, defined as current assets less current liabilities, increased by $27.7 million to $58.1 million at March 30, 2014 from December 29, 2013 and decreased by $7.4 million at March 30, 2014 from March 31, 2013.

Significant changes in net working capital from December 29, 2013 were as follows:

•	An increase in cash and cash equivalents of $7.0 million primarily due to borrowings from the Company’s $200 million facility.

•	An increase in accounts receivable, trade of $12.6 million primarily due to normal seasonal increase in sales.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $8.0 million and $13.2 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $14.1 million primarily due to normal seasonal increase in sales.

•	A decrease in accrued compensation of $14.3 million primarily due to the payment of bonuses in March 2014.

•	An increase in accounts payable trade of $8.7 million primarily due to timing of payments.

•	An increase in accrued interest payable of $5.3 million primarily due to timing of payments.

Significant changes in net working capital from March 31, 2013 were as follows:

•	An increase in cash and cash equivalents of $6.9 million primarily due to borrowings from the Company’s $200 million facility.

•	An increase in accounts receivable, trade of $6.8 million primarily due to the timing of payments and increased sales.

•	An increase in accounts receivable from The Coca-Cola Company of $5.0 million primarily due to the timing of payments.

•

An increase in other accrued liabilities of $17.8 million primarily due to an increase in checks and transfers yet to be presented for payment from zero balance cash accounts and higher accrual for income taxes.

•

An increase in accrued compensation of $6.0 million primarily due to the payment of certain bonuses on the last day of March, which is the first day of the second quarter of 2014. In 2013, these bonuses were paid in the first quarter.

Debt and capital lease obligations were $497.2 million as of March 30, 2014 compared to $463.6 million as of December 29, 2013 and $526.7 million as of March 31, 2013. Debt and capital lease obligations as of March 30, 2014 included $63.5 million of capital lease obligations related primarily to Company facilities.

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

As of March 30, 2014, the Company had $160 million available under the $200 million facility to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the $200 million facility have the ability to and will meet any funding requests from the Company.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use a combination of available cash on hand and borrowings under the $200 million facility to repay the notes when due.

The Company has an agreement for an uncommitted line of credit under which the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of March 30, 2014, $373.6 million of the Company’s total outstanding balance of debt and capital lease obligations of $497.2 million was financed through publicly offered debt. The Company had capital lease obligations of $63.5 million as of March 30, 2014. As of March 30, 2014, the Company had $40.0 million and $20.0 million outstanding on the $200 million facility and the Company’s uncommitted line of credit, respectively.

Cash Sources and Uses

The primary sources of cash for the Company in Q1 2014 and Q1 2013 have been available credit facilities. The primary uses of cash in Q1 2014 and Q1 2013 were for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and funding working capital.

A summary of activity for Q1 2014 and Q1 2013 follows:

	First Quarter
In Millions	2014	2013
Cash Sources
Proceeds from $200 million facility	$35.0	$45.0
Proceeds from the sale of property, plant and equipment	.9	4.3

Total cash sources	$35.9	$49.3

Cash Uses
Cash used in operating activities (excluding income tax and pension payments)	$3.9	$12.9
Capital expenditures	17.8	20.4
Payment on $200 million facility	—	10.0
Payment on capital lease obligations	1.4	1.3
Dividends	2.3	2.3
Income tax payments	3.4	.9
Other	.1	—

Total cash uses	$28.9	$47.8

Increase in cash	$7.0	$1.5

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $25 million and $30 million for the remainder of 2014. This projection does not include any anticipated cash income tax requirements due to the proposed expansion of the Company’s franchise territory.

Operating Activities

During Q1 2014, cash flow used in operating activities decreased $6.5 million compared to Q1 2013. The decrease was primarily due to a $15.3 million net decrease to other accrued liabilities ($0.5 million increase for Q1 2014 compared to a $14.8 million decrease for Q1 2013). The decrease was offset by a $5.9 million net increase in inventories ($14.1 million increase for Q1 2014 compared to $8.2 million for Q1 2013) and a $1.7 million net change in accounts receivable from/due to The Coca-Cola Company ($5.2 million net payable increase for Q1 2014 compared to $6.9 million for Q1 2013).

Investing Activities

Additions to property, plant and equipment during Q1 2014 were $16.8 million of which $6.2 million were accrued in accounts payable, trade as unpaid. This compared to $9.2 million in total additions to property, plant and equipment during Q1 2013 of which $3.2 million were accrued in accounts payable, trade as unpaid. Capital expenditures during Q1 2014 were funded with cash flows from operations and available credit facilities. The Company anticipates total additions to property, plant and equipment in fiscal year 2014 will be in the range of $80 million to $90 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of March 30, 2014, the Company had $160 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company. On March 30, 2014, December 29, 2013 and March 31, 2013, the Company had $40.0 million, $5.0 million and $65.0 million, respectively, of outstanding borrowings on the $200 million facility.

During both Q1 2014 and Q1 2013, the Company’s net borrowings under its $200 million facility increased $35 million to fund seasonal working capital requirements and capital expenditures.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use a combination of available cash on hand and borrowings under the $200 million facility to repay the notes when due.

The Company has an agreement for an uncommitted line of credit under which the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On March 30, 2014, December 29, 2013 and March 31, 2013, the Company had $20 million outstanding under the uncommitted line of credit.

As of March 30, 2014, December 29, 2013 and March 31, 2013, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.8%, 6.2% and 5.6%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.9% in Q1 2014 from 5.7% in Q1 2013. As of March 30, 2014, $60.0 million of the Company’s debt and capital lease obligations of $497.2 million were subject to changes in short-term interest rates.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into nine capital leases.

At March 30, 2014, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $31.2 million of debt for these entities as of March 30, 2014. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of March 30, 2014, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.6 million including the Company’s equity interests. See Note 14 and Note 19 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of March 30, 2014:

	Payments Due by Period
		Apr. 2014-	Apr. 2015-	Apr. 2017-	After
In Thousands	Total	Mar. 2015	Mar. 2017	Mar. 2019	Mar. 2019
Contractual obligations:
Total debt, net of interest	$433,613	$20,000	$304,757	$—	$108,856
Capital lease obligations, net of interest	63,539	6,062	13,622	15,481	28,374
Estimated interest on long-term debt and capital lease obligations (1)	82,746	25,993	32,317	20,240	4,196
Purchase obligations (2)	966,985	94,340	188,680	188,680	495,285
Other long-term liabilities (3)	133,754	10,175	15,538	11,829	96,212
Operating leases	35,945	5,936	8,805	6,178	15,026
Long-term contractual arrangements (4)	37,728	10,364	14,009	7,624	5,731
Postretirement obligations (5)	68,826	3,854	6,183	7,739	51,050
Purchase orders (6)	45,190	45,190	—	—	—

Total contractual obligations	$1,868,326	$221,914	$583,911	$257,771	$804,730

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through June 2024 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plans is excluded as the timing and/or the amount of any cash payment is uncertain.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $2.9 million of uncertain tax positions, including accrued interest, as of March 30, 2014 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements. See Note 15 to the consolidated financial statements for additional information.

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

As of March 30, 2014, the Company has $22.9 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 14 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company did not contribute to the two Company-sponsored pension plans in Q1 2014. Based on information currently available, the Company estimates it will be required to make contributions for the remainder of 2014 in the range of $4 million to $10 million to those two plans. Postretirement medical care payments are expected to be approximately $3 million in 2014. See Note 18 to the consolidated financial statements for additional information related to pension and postretirement obligations.

Hedging Activities

Interest Rate Hedging

The Company uses derivatives from time to time to partially manage the Company’s exposure to changes in interest rates on outstanding debt instruments. The Company has not had interest rate swap agreements since September 2008.

Commodity Hedging

The Company entered into derivative instruments to hedge certain commodity purchases for 2014 and 2013. Fees paid by the Company for derivative instruments are amortized over the corresponding period of the instrument. The Company accounts for its commodity hedges on a mark-to-market basis with any expense or income reflected as an adjustment of cost of sales or S,D&A expenses.

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

The net impact of the commodity hedges was to decrease the cost of sales by $0.8 million in Q1 2014 and to increase the cost of sales by $0.6 million in Q1 2013.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, news releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s expectation regarding the time frame for and sequencing of the proposed expansion of the Company’s franchise territory;

•	the Company’s belief that the financial covenants in its $200 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s potential marketing funding support from The Coca-Cola Company and other beverage companies;

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $4 million to $10 million for the remainder of 2014;

•	the Company’s belief that postretirement medical care payments will be approximately $3 million in 2014;

•	the Company’s belief that cash requirements for income taxes will be in the range of $25 million to $30 million for the remainder of 2014;

•	the Company’s expectation that additions to property, plant and equipment in 2014 will be in the range of $80 million to $90 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusively licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

•

the Company’s estimate that a 10% increase in the market prices of certain commodities over the current market prices would cumulatively increase costs during the next 12 months by approximately $26 million assuming no change in volume;

•	the Company’s belief that innovation of new brands and packages will continue to be important to the Company’s overall revenue;

•	the Company’s expectation that the amount of uncertain tax positions may change over the next 12 months but will not have a material impact on the consolidated financial statements;

•

the Company’s expectation that the costs of some of the underlying commodities to inputs to the Company’s total cost of sales will have a smaller increase for the remainder of 2014 compared to 2013; and

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of March 30, 2014.

These statements and expectations are based on currently available competitive, financial and economic data along with the Company’s operating plans, and are subject to future events and uncertainties that could cause anticipated events not to occur or actual results to differ materially from historical or anticipated results. Factors that could impact those statements and expectations or adversely affect future periods include, but are not limited to, the factors set forth in Part I. Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 29, 2013.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. The Company periodically uses interest rate hedging products to modify risk from interest rate fluctuations. The counterparties to interest rate hedging arrangements have generally been major financial institutions with which the Company also had other financial relationships. The Company did not have any interest rate hedging products as of March 30, 2014. As of March 30, 2014, $60.0 million of the Company’s debt and capital lease obligations of $497.2 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of March 30, 2014, interest expense for the next twelve months would increase by approximately $0.6 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

In the first quarter of 2014, the Company entered into agreements to hedge a portion of the Company’s 2014 commodity purchases. In the third quarter of 2012, the Company entered into agreements to hedge a portion of the Company’s 2013 commodity purchases. Fees paid by the Company for such instruments are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or S,D&A expenses.

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

The principal effect of inflation in both commodity and consumer prices on the Company’s operating results is to increase costs, both of goods sold and S,D&A. Although the Company can offset these cost increases by increasing selling prices for its products, consumers may not have the buying power to cover these increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to offset completely the Company’s cost increases.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2014.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended March 30, 2014:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Number of	Average	Part of	May Yet Be
	Shares	Price Paid	Publically	Purchased
	Purchased	Per Share	Announced	Under the
Period	(1)	($)	Program	Program
December 30, 2013 through January 26, 2014	—	—	—	—
January 27, 2014 through February 23, 2014	—	—	—	—
February 24, 2014 through March 30, 2014	19,100	$84.34	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of 40,000 shares of restricted Class B Common Stock issued pursuant to a Performance Unit Award Agreement to J. Frank Harrison, III, in connection with his services in 2013.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	Coca-Cola Bottling Co. Consolidated Long Term Retention Plan, adopted effective as of March 5, 2014 (filed herewith).

10.2	Management Agreement, dated as March 12, 2014, by and among CCBCC Operations, LLC, a wholly-owned subsidiary of the Company and South Atlantic Canners, Inc. (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Financial statement from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended March 30, 2014, filed on May 9, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: May 9, 2014	By:	/s/ James E. Harris
James E. Harris Principal Financial Officer of the Registrant and Senior Vice President, Shared Services and Chief Financial Officer

Date: May 9, 2014	By:	/s/ William J. Billiard
William J. Billiard
Principal Accounting Officer of the Registrant and Chief Accounting Officer and Corporate Controller