Form 10-Q
period 2014-06-29
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2014-08-08
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,129,862

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Second Quarter		First Half
	2014	2013	2014	2013
Net sales	$459,473	$428,979	$848,055	$812,530
Cost of sales	273,953	258,664	506,202	488,516

Gross margin	185,520	170,315	341,853	324,014
Selling, delivery and administrative expenses	154,256	143,416	298,473	281,627

Income from operations	31,264	26,899	43,380	42,387
Interest expense, net	7,343	7,409	14,566	14,788

Income before income taxes	23,921	19,490	28,814	27,599
Income tax expense	8,589	7,354	10,381	9,794

Net income	15,332	12,136	18,433	17,805
Less: Net income attributable to noncontrolling interest	1,549	907	2,201	1,714

Net income attributable to Coca-Cola Bottling Co. Consolidated	$13,783	$11,229	$16,232	$16,091

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.49	$1.21	$1.75	$1.74

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.49	$1.21	$1.75	$1.74

Weighted average number of Class B Common Stock shares outstanding	2,130	2,109	2,123	2,102

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.48	$1.21	$1.74	$1.73

Weighted average number of Common Stock shares outstanding – assuming dilution	9,311	9,290	9,304	9,283

Class B Common Stock	$1.48	$1.21	$1.74	$1.73

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,170	2,149	2,163	2,142

Cash dividends per share:
Common Stock	$.25	$.25	$.50	$.50
Class B Common Stock	$.25	$.25	$.50	$.50

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	Second Quarter		First Half
	2014	2013	2014	2013
Net income	$15,332	$12,136	$18,433	$17,805

Other comprehensive income, net of tax:
Foreign currency translation adjustment	0	0	0	1
Defined benefit plans reclassification included in pension costs:
Actuarial loss	259	509	518	1,019
Prior service costs	6	3	11	5
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	345	426	691	851
Prior service costs	(233)	(230)	(465)	(460)

Other comprehensive income, net of tax	377	708	755	1,416

Comprehensive income	15,709	12,844	19,188	19,221
Less: Comprehensive income attributable to noncontrolling interest	1,549	907	2,201	1,714

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$14,160	$11,937	$16,987	$17,507

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	June 29, 2014	Dec. 29, 2013	June 30, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$22,874	$11,761	$25,725
Accounts receivable, trade, less allowance for doubtful accounts of $1,550, $1,401 and $1,667, respectively	133,509	105,610	121,296
Accounts receivable from The Coca-Cola Company	30,755	17,849	25,114
Accounts receivable, other	13,873	15,136	12,379
Inventories	83,313	61,987	75,353
Prepaid expenses and other current assets	30,316	26,872	31,101

Total current assets	314,640	239,215	290,968

Property, plant and equipment, net	316,978	302,998	298,257
Leased property under capital leases, net	45,969	48,981	51,243
Other assets	60,344	58,560	61,172
Franchise rights	520,672	520,672	520,672
Goodwill	103,294	102,049	102,049
Other identifiable intangible assets, net	17,283	3,681	3,847

Total assets	$1,379,180	$1,276,156	$1,328,208

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	June 29, 2014	Dec. 29, 2013	June 30, 2013
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$20,000	$20,000	$20,000
Current portion of obligations under capital leases	6,190	5,939	5,612
Accounts payable, trade	54,281	43,579	49,240
Accounts payable to The Coca-Cola Company	55,316	25,869	49,876
Other accrued liabilities	73,088	77,622	72,162
Accrued compensation	24,544	31,753	18,644
Accrued interest payable	3,942	4,054	3,998

Total current liabilities	237,361	208,816	219,532

Deferred income taxes	146,777	153,408	140,085
Pension and postretirement benefit obligations	89,160	90,599	139,155
Other liabilities	139,926	125,791	123,773
Obligations under capital leases	55,873	59,050	61,851
Long-term debt	433,661	378,566	428,475

Total liabilities	1,102,758	1,016,230	1,112,871

Commitments and Contingencies (Note 15)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,757,976, 2,737,076 and 2,737,076 shares, respectively	2,756	2,735	2,735
Capital in excess of par value	110,860	108,942	108,959
Retained earnings	200,470	188,869	181,910
Accumulated other comprehensive loss	(57,421)	(58,176)	(93,110)

	266,869	252,574	210,698

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	205,615	191,320	149,444
Noncontrolling interest	70,807	68,606	65,893

Total equity	276,422	259,926	215,337

Total liabilities and equity	$1,379,180	$1,276,156	$1,328,208

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438
Net income				16,091			16,091	1,714	17,805
Other comprehensive income, net of tax					1,416		1,416		1,416
Cash dividends paid Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,049)			(1,049)		(1,049)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298

Balance on June 30, 2013	$10,204	$2,735	$108,959	$181,910	$(93,110)	$(61,254)	$149,444	$65,893	$215,337

Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926
Net income				16,232			16,232	2,201	18,433
Other comprehensive income, net of tax					755		755		755
Cash dividends paid Common ($.50 per share)				(3,571)			(3,571)		(3,571)
Class B Common ($.50 per share)				(1,060)			(1,060)		(1,060)
Issuance of 20,900 shares of Class B Common Stock		21	1,742				1,763		1,763
Stock compensation adjustment			176				176		176

Balance on June 29, 2014	$10,204	$2,756	$110,860	$200,470	$(57,421)	$(61,254)	$205,615	$70,807	$276,422

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Half
	2014	2013
Cash Flows from Operating Activities
Net income	$18,433	$17,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29,245	28,889
Amortization of intangibles	198	166
Deferred income taxes	505	576
Gain on sale of property, plant and equipment	(38)	(763)
Amortization of debt costs	958	971
Amortization of deferred gain related to terminated interest rate agreements	(279)	(273)
Stock compensation expense	1,491	1,223
Increase in current assets less current liabilities (exclusive of acquisition)	(30,876)	(19,542)
Increase in other noncurrent assets (exclusive of acquisition)	(2,744)	(4,890)
Increase (decrease) in other noncurrent liabilities (exclusive of acquisition)	(5,135)	872
Other	(1)	15

Total adjustments	(6,676)	7,244

Net cash provided by operating activities	11,757	25,049

Cash Flows from Investing Activities
Additions to property, plant and equipment	(37,034)	(33,140)
Proceeds from the sale of property, plant and equipment	1,061	5,669
Acquisition of new territories, net of cash acquired	(12,163)	0

Net cash used in investing activities	(48,136)	(27,471)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	75,000	55,000
Payment on revolving credit facility	(20,000)	(30,000)
Cash dividends paid	(4,631)	(4,620)
Excess tax expense from stock-based compensation	176	0
Principal payments on capital lease obligations	(2,925)	(2,572)
Other	(128)	(60)

Net cash provided by financing activities	47,492	17,748

Net increase in cash	11,113	15,326
Cash at beginning of period	11,761	10,399

Cash at end of period	$22,874	$25,725

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,763	$1,298
Capital lease obligations incurred	0	455
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	2,882	2,522

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

Noncontrolling interest as of June 29, 2014, December 29, 2013 and June 30, 2013 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Acquisitions

In April 2013, the Company announced that it had signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee and Kentucky served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company. On May 7, 2014, the Company and CCR entered into an asset purchase agreement (the “Asset Purchase Agreement”) relating to the territory served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee (the “Territory”). The closing of the transaction contemplated by the Asset Purchase Agreement occurred on May 23, 2014 for a cash purchase price of $12.2 million. The Company will purchase finished goods from CCR for sale and distribution in the Territory at prices consistent with pricing for acquired finished goods in the Company’s currently owned territories. The financial results of the new territories have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the three and six month periods ended June 29, 2014.

The Company has preliminarily allocated the purchase price for Johnson City and Morristown to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.

The fair values of acquired assets and assumed liabilities as of the acquisition date are summarized as follows:

In Thousands	Fair Value
Cash	$46
Inventories	1,361
Prepaid expense and other current assets	252
Property, plant and equipment	8,495
Other assets	10
Goodwill	1,245
Other identifiable intangible assets	13,800

Total acquired assets	$25,209

Current liabilities	$1,005
Other liabilities	11,995

Total assumed liabilities	$13,000

The preliminary purchase price allocation to the identifiable intangible assets is as follows:

In Thousands		Estimated Useful Life
Distribution agreements	$13,200	40 years
Customer lists	600	12 years

Total	$13,800

The goodwill of $1.25 million is primarily attributed to the workforce of the acquired business. None of the goodwill recorded is expected to be deductible for tax purposes.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Acquisitions

As part of the Asset Purchase Agreement, the Company signed a Comprehensive Beverage Agreement which has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless the Comprehensive Beverage Agreement is earlier terminated as provided therein. Under the Comprehensive Beverage Agreement, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products in the Territory. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain cross-licensed brands. The range of undiscounted amounts the Company could pay under the contingent consideration arrangement are between $1.0 million and $1.8 million per year. As of June 29, 2014, the Company has recorded a liability of $13.0 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. Contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data. The contingent consideration will be reassessed and marked to market each quarter through other income or expense. There was no significant change in this liability from the date of acquisition through June 29, 2014.

5. Inventories

Inventories were summarized as follows:

In Thousands	June 29, 2014	Dec. 29, 2013	June 30, 2013
Finished products	$55,027	$35,360	$46,019
Manufacturing materials	10,162	9,127	10,397
Plastic shells, plastic pallets and other inventories	18,124	17,500	18,937

Total inventories	$83,313	$61,987	$75,353

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	June 29,	Dec. 29,	June 30,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Land	$14,247	$12,307	$12,394
Buildings	115,721	113,864	114,852	8-50 years
Machinery and equipment	151,872	144,662	142,696	5-20 years
Transportation equipment	169,063	164,403	159,695	4-20 years
Furniture and fixtures	44,987	42,605	42,897	3-10 years
Cold drink dispensing equipment	329,063	317,143	317,747	5-17 years
Leasehold and land improvements	73,889	73,742	72,356	5-20 years
Software for internal use	84,147	81,718	76,496	3-10 years
Construction in progress	4,949	7,204	8,129

Total property, plant and equipment, at cost	987,938	957,648	947,262
Less: Accumulated depreciation and amortization	670,960	654,650	649,005

Property, plant and equipment, net	$316,978	$302,998	$298,257

Depreciation and amortization expense was $14.7 million and $14.3 million in the second quarter of 2014 (“Q2 2014”) and in the second quarter of 2013 (“Q2 2013”), respectively. Depreciation and amortization expense was $29.2 million and $28.9 million in the first half of 2014 (“YTD 2014”) and in the first half of 2013 (“YTD 2013”), respectively. These amounts included amortization expense for leased property under capital leases.

7. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	June 29,	Dec. 29,	June 30,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Leased property under capital leases	$94,793	$94,889	$94,174	3-20 years
Less: Accumulated amortization	48,824	45,908	42,931

Leased property under capital leases, net	$45,969	$48,981	$51,243

As of June 29, 2014, real estate represented $45.4 million of the leased property under capital leases, net and $30.1 million of this real estate is leased from related parties as described in Note 20 to the consolidated financial statements.

The Company’s outstanding obligations for capital leases were $62.1 million, $65.0 million and $67.5 million as of June 29, 2014, December 29, 2013 and June 30, 2013, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

In Thousands	June 29, 2014	Dec. 29, 2013	June 30, 2013
Franchise rights	$520,672	$520,672	$520,672
Goodwill	103,294	102,049	102,049

Total franchise rights and goodwill	$623,966	$622,721	$622,721

In Q2 2014, the Company added $1.2 million to goodwill due to the acquisition of territory in Morristown, TN. There were no additions to franchise rights due to the acquisition of new territories.

The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2014, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

9. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	June 29,	Dec. 29,	June 30,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Distribution agreements	$15,509	$2,309	$2,309	20-40 years
Customer lists and other identifiable intangible assets	6,838	6,238	6,238	12-20 years

Total other identifiable intangible assets	22,347	8,547	8,547
Less: Accumulated amortization	5,064	4,866	4,700

Other identifiable intangible assets, net	$17,283	$3,681	$3,847

In Q2 2014, the Company added $0.6 million to customer lists and $13.2 million to distribution agreements due to the acquisition of territories in Johnson City and Morristown, TN.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	June 29,	Dec. 29,	June 30,
In Thousands	2014	2013	2013
Accrued marketing costs	$12,944	$13,613	$12,932
Accrued insurance costs	21,503	21,132	21,390
Accrued taxes (other than income taxes)	3,362	1,207	3,021
Accrued income taxes	0	2,515	0
Employee benefit plan accruals	11,165	17,643	14,119
Checks and transfers yet to be presented for payment from zero balance cash accounts	12,134	11,237	11,464
All other accrued liabilities	11,980	10,275	9,236

Total other accrued liabilities	$73,088	$77,622	$72,162

11. Debt

Debt was summarized as follows:

		Interest	Interest	June 29,	Dec. 29,	June 30,
In Thousands	Maturity	Rate	Paid	2014	2013	2013
Revolving credit facility	2016	Variable	Varies	$60,000	$5,000	$55,000
Line of credit	2014	Variable	Varies	20,000	20,000	20,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,096)	(1,191)	(1,282)

Debt				453,661	398,566	448,475
Less: Current portion of debt				20,000	20,000	20,000

Long-term debt				$433,661	$378,566	$428,475

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Debt

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

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use borrowings under the $200 million facility to repay the notes when due and, accordingly, has classified all the $100 million Senior Notes due April 2015 as long-term.

On June 29, 2014, the Company had $60.0 million of outstanding borrowings on the $200 million facility and had $140.0 million available to meet its cash requirements. On December 29, 2013, the Company had $5.0 million of outstanding borrowings on the $200 million facility. On June 30, 2013, the Company had $55.0 million of outstanding borrowings on the $200 million facility.

The Company has an agreement for an uncommitted line of credit under which the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On June 29, 2014, December 29, 2013 and June 30, 2013, the Company had $20.0 million outstanding under the uncommitted line of credit at a weighted average interest rate of 0.90%, 0.88% and 0.94%, respectively.

As of June 29, 2014, December 29, 2013 and June 30, 2013, the Company had a weighted average interest rate of 5.7%, 6.2% and 5.7%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% and 5.7% for YTD 2014 and YTD 2013, respectively. As of June 29, 2014, $80.0 million of the Company’s debt and capital lease obligations of $515.7 million were subject to changes in short-term interest rates.

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

12. Derivative Financial Instruments

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

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The Company did not have any offsetting derivative transactions with its counterparties on June 29, 2014. Accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheet at June 29, 2014. The Company did not have any outstanding derivative transactions at December 29, 2013 or June 30, 2013.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Derivative Financial Instruments

The following summarizes Q2 2014 and Q2 2013 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Second Quarter
In Thousands	Classification of Gain (Loss)	2014	2013
Commodity hedges	Cost of sales	$91	$(10)

Total		$91	$(10)

The following summarizes YTD 2014 and YTD 2013 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		First Half
In Thousands	Classification of Gain (Loss)	2014	2013
Commodity hedges	Cost of sales	$871	$(500)

Total		$871	$(500)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	June 29, 2014	Dec. 29, 2013	June 30, 2013
Commodity hedges at fair market value	Prepaid expenses and other current assets	$871	$0	$0
Unamortized cost of commodity hedging agreements	Prepaid expenses and other current assets	731	0	0

Total		$1,602	$0	$0

The following table summarizes the Company’s outstanding commodity derivative agreements as of June 29, 2014:

	Notional	Latest
In Millions	Amount	Maturity
Commodity hedging agreements	$20.9	Dec. 2014

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Fair Value of Financial Instruments

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

Acquisition Related Contingent Consideration

The fair values of acquisition related contingent consideration are based on internal forecasts and the weighted average cost of capital derived from market data.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, acquisition related contingent consideration and derivative financial instruments were as follows:

	June 29, 2014		Dec. 29, 2013		June 30, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$(373,661)	$(405,600)	$(373,566)	$(409,434)	$(373,475)	$(415,152)
Deferred compensation plan assets	17,990	17,990	17,098	17,098	14,801	14,801
Deferred compensation plan liabilities	(17,990)	(17,990)	(17,098)	(17,098)	(14,801)	(14,801)
Commodity hedging agreements	871	871	0	0	0	0
Non-public variable rate debt	(80,000)	(80,000)	(25,000)	(25,000)	(75,000)	(75,000)
Acquisition related contingent consideration	(13,000)	(13,000)	0	0	0	0

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, commodity hedging agreements and acquisition related contingent consideration:

	June 29, 2014			Dec. 29, 2013		June 30, 2013
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 1	Level 2
Assets
Deferred compensation plan assets	$17,990			$17,098		$14,801
Commodity hedging agreements		$871			$0		$0
Liabilities
Deferred compensation plan liabilities	17,990			17,098		14,801
Acquisition related contingent consideration			$13,000

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Fair Value of Financial Instruments

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

As part of the Johnson City and Morristown, Tennessee territory acquisition in Q2 2014, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products in the Territory. This contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data, which are considered Level 3 inputs. Significant changes in any Level 3 input or assumption in insolation would result in increases or decreases to the fair value measurement for the acquisition related contingent consideration.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 for YTD 2014 and YTD 2013.

14. Other Liabilities

Other liabilities were summarized as follows:

	June 29,	Dec. 29,	June 30,
In Thousands	2014	2013	2013
Accruals for executive benefit plans	$111,869	$109,386	$103,636
Acquisition related contingent consideration	11,995	0	0
Other	16,062	16,405	20,137

Total other liabilities	$139,926	$125,791	$123,773

15. Commitments and Contingencies

The Company is a member of South Atlantic Canners, Inc. (“SAC”), a manufacturing cooperative from which it is obligated to purchase 17.5 million cases of finished product on an annual basis through June 2024 based on a new agreement signed in the first quarter of 2014. The Company is also a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative from which it is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. See Note 20 to the consolidated financial statements for additional information concerning SAC and Southeastern.

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $35.0 million, $29.3 million and $37.6 million as of June 29, 2014, December 29, 2013 and June 30, 2013, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Commitments and Contingencies

The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on June 29, 2014 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.7 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of June 29, 2014, SAC had total assets of approximately $47 million and total debt of approximately $25 million. SAC had total revenues for YTD 2014 of approximately $91 million. As of June 29, 2014, Southeastern had total assets of approximately $324 million and total debt of approximately $133 million. Southeastern had total revenue for YTD 2014 of approximately $331 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On June 29, 2014, these letters of credit totaled $23.4 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of June 29, 2014 amounted to $36.6 million and expire at various dates through 2022.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

16. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2014 and YTD 2013 was 36.0% and 35.5%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2014 and YTD 2013 was 39.0% and 37.8%, respectively.

The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Half
In Thousands	2014	2013
Statutory expense	$10,085	$9,657
State income taxes, net of federal benefit	1,105	1,143
Valuation allowance change	104	94
Noncontrolling interest – Piedmont	(862)	(672)
Manufacturing deduction benefit	(1,273)	(926)
Meals and entertainment	567	581
Adjustment for uncertain tax positions	316	391
Other, net	339	(474)

Income tax expense	$10,381	$9,794

As of June 29, 2014, the Company had $3.2 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. As of December 29, 2013, the Company had $2.8 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. As of June 30, 2013, the Company had $5.9 million of uncertain tax positions, including accrued interest, of which $3.4 million would affect the Company’s effective tax rate if recognized. Total accrued interest related to uncertain tax positions is immaterial in all periods presented. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

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

During 2013, state tax legislation was enacted that reduced the corporate tax rate in that state from 6.9% to 6.0% effective January 1, 2014. This state corporate tax rate will be further reduced from 6.0% to 5.0% effective January 1, 2015. This reduction in the corporate tax rate decreased the Company’s income tax expense by approximately $2.3 million due to the impact on the Company’s net deferred tax liabilities. The total impact of this legislation was recorded in the third quarter of 2013.

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

17. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of adjustments relative to the Company’s pension and postretirement medical benefit plans and foreign currency translation adjustments required for a subsidiary of the Company that performs data analysis and provides consulting services outside the United States.

A summary of accumulated other comprehensive loss for Q2 2014 and Q2 2013 is as follows:

	Mar. 30,	Pre-tax	Tax	June 29,
In Thousands	2014	Activity	Effect	2014
Net pension activity:
Actuarial loss	$(42,769)	$422	$(163)	$(42,510)
Prior service costs	(116)	9	(3)	(110)
Net postretirement benefits activity:
Actuarial loss	(18,095)	563	(218)	(17,750)
Prior service costs	3,178	(378)	145	2,945
Foreign currency translation adjustment	4	0	0	4

Total	$(57,798)	$616	$(239)	$(57,421)

	Mar. 31,	Pre-tax	Tax	June 30,
In Thousands	2013	Activity	Effect	2013
Net pension activity:
Actuarial loss	$(75,897)	$838	$(329)	$(75,388)
Prior service costs	(31)	4	(1)	(28)
Net postretirement benefits activity:
Actuarial loss	(22,000)	700	(274)	(21,574)
Prior service costs	4,104	(378)	148	3,874
Foreign currency translation adjustment	6	0	0	6

Total	$(93,818)	$1,164	$(456)	$(93,110)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive loss for YTD 2014 and YTD 2013 is as follows:

	Dec. 29,	Pre-tax	Tax	June 29,
In Thousands	2013	Activity	Effect	2014
Net pension activity:
Actuarial loss	$(43,028)	$844	$(326)	$(42,510)
Prior service costs	(121)	18	(7)	(110)
Net postretirement benefits activity:
Actuarial loss	(18,441)	1,126	(435)	(17,750)
Prior service costs	3,410	(756)	291	2,945
Foreign currency translation adjustment	4	0	0	4

Total	$(58,176)	$1,232	$(477)	$(57,421)

	Dec. 30,	Pre-tax	Tax	June 30,
In Thousands	2012	Activity	Effect	2013
Net pension activity:
Actuarial loss	$(76,407)	$1,676	$(657)	$(75,388)
Prior service costs	(33)	8	(3)	(28)
Net postretirement benefits activity:
Actuarial loss	(22,425)	1,400	(549)	(21,574)
Prior service costs	4,334	(756)	296	3,874
Foreign currency translation adjustment	5	1	0	6

Total	$(94,526)	$2,329	$(913)	$(93,110)

A summary of the impact on the income statement line items is as follows:

	Net Pension	Net Postretirement
In Thousands	Activity	Benefits Activity	Total
Q2 2014
Cost of sales	$82	$24	$106
Selling, delivery and administrative expenses (“S,D&A”)	349	161	510

Subtotal pre-tax	431	185	616
Income tax expense	166	73	239

Total after tax effect	$265	$112	$377

Q2 2013
Cost of sales	$76	$42	$118
S,D&A expenses	766	280	1,046

Subtotal pre-tax	842	322	1,164
Income tax expense	330	126	456

Total after tax effect	$512	$196	$708

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Accumulated Other Comprehensive Loss

	Net Pension	Net Postretirement
In Thousands	Activity	Benefits Activity	Total
YTD 2014
Cost of sales	$155	$48	$203
S,D&A expenses	707	322	1,029

Subtotal pre-tax	862	370	1,232
Income tax expense	333	144	477

Total after tax effect	$529	$226	$755

YTD 2013
Cost of sales	$152	$77	$229
S,D&A expenses	1,532	567	2,099

Subtotal pre-tax	1,684	644	2,328
Income tax expense	660	253	913

Total after tax effect	$1,024	$391	$1,415

18. Capital Transactions

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

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2014 and YTD 2013, dividends of $.50 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Capital Transactions

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

Compensation expense for the Performance Unit Award Agreement recognized in YTD 2014 was $1.5 million, which was based upon a common stock share price of $74.56 on June 27, 2014. Compensation expense for the Performance Unit Award Agreement recognized in YTD 2013 was $1.2 million, which was based upon a common stock share price of $61.15 on June 28, 2013.

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

The increase in the total number of shares outstanding in YTD 2014 and YTD 2013 was due to the issuance of the 20,900 and 20,120 shares, respectively, of Class B Common Stock related to the Performance Unit Award Agreement in each year.

19. Benefit Plans

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

19. Benefit Plans

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

The components of net periodic pension cost (benefit) were as follows:

	Second Quarter		First Half
In Thousands	2014	2013	2014	2013
Service cost	$29	$32	$58	$64
Interest cost	2,896	3,086	5,792	6,172
Expected return on plan assets	(3,456)	(3,547)	(6,913)	(7,094)
Amortization of prior service cost	9	4	18	8
Recognized net actuarial loss	422	838	844	1,676

Net periodic pension cost (benefit)	$(100)	$413	$(201)	$826

The Company did not contribute to the Company-sponsored pension plans during YTD 2014. Anticipated contributions for the two Company-sponsored pension plans will be in the range of $5 million to $10 million during the remainder of 2014.

Postretirement Benefits

The Company provides postretirement benefits for a portion of its current employees. The Company recognizes the cost of postretirement benefits, which consist principally of medical benefits, during employees’ periods of active service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these benefits in the future.

The components of net periodic postretirement benefit cost were as follows:

	Second Quarter		First Half
In Thousands	2014	2013	2014	2013
Service cost	$383	$413	$766	$826
Interest cost	825	715	1,650	1,430
Recognized net actuarial loss	563	700	1,126	1,400
Amortization of prior service cost	(378)	(378)	(756)	(756)

Net periodic postretirement benefit cost	$1,393	$1,450	$2,786	$2,900

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Benefit Plans

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements.

During 2013, the Company’s 401(k) Savings Plan matching contribution was discretionary with the Company having the option to make matching contributions for eligible participants of up to 5% of eligible participants’ contributions based on the Company’s financial results for 2013 and future years. The 5% matching contribution was accrued during 2013. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2013. The Company made this contribution payment for 2013 in the first quarter of 2014. During 2014, the Company matched the first 3.5% of participants’ contributions while maintaining the option to increase the matching contributions an additional 1.5% for a total of 5%, for the Company’s employees based on the financial results for 2014. The total expense for this benefit was $4.3 million and $3.8 million in YTD 2014 and YTD 2013, respectively.

Multi-Employer Benefits

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of June 29, 2014, the Company had a liability of $9.1 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, the Company’s agreement to participate in the Rehabilitation Plan. The Company will increase its contribution rates effective January 2015 with additional increases occurring annually to support the Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary to be $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of June 29, 2014, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. As long as The Coca-Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Half
In Millions	2014	2013
Payments by the Company for concentrate, syrup, sweetener and other purchases	$211.2	$205.2
Marketing funding support payments to the Company	(22.5)	(21.3)

Payments by the Company net of marketing funding support	$188.7	$183.9
Payments by the Company for customer marketing programs	$29.3	$28.9
Payments by the Company for cold drink equipment parts	4.9	4.6
Fountain delivery and equipment repair fees paid to the Company	6.4	6.1
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	2.9	2.7
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	1.8	2.0

The Company has a production arrangement with CCR to buy and sell finished products at cost. Sales to CCR under this arrangement were $29.5 million and $30.7 million in YTD 2014 and YTD 2013, respectively. Purchases from CCR under this arrangement were $27.7 million and $21.3 million in YTD 2014 and YTD 2013, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $11.8 million and $12.3 million in YTD 2014 and YTD 2013, respectively.

On May 7, 2014, the Company and CCR entered into the Asset Purchase Agreement relating to the territory served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee. The closing of the transaction contemplated by the Asset Purchase Agreement occurred on May 23, 2014. As part of the Asset Purchase Agreement, the Company signed a Comprehensive Beverage Agreement which has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless the Comprehensive Beverage Agreement is earlier terminated as provided therein. Under the Comprehensive Beverage Agreement, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Related Party Transactions

Beverages and Related Products in the Territory. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain cross-licensed brands. As of June 29, 2014, the Company has recorded a liability of $13.0 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.2 million in both YTD 2014 and YTD 2013. Amounts due from CCBSS for rebates on raw materials were $5.1 million, $5.1 million and $4.7 million as of June 29, 2014, December 29, 2013 and June 30, 2013, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $66.5 million and $69.2 million in YTD 2014 and YTD 2013, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.0 million and $0.7 million in YTD 2014 and YTD 2013, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $23.9 million as of June 29, 2014. The Company’s equity investment in SAC was $4.1 million as of June 29, 2014, December 29, 2013 and June 30, 2013 and was recorded in other assets on the Company’s consolidated balance sheets.

The Company is a shareholder in two entities from which it purchases a majority of its requirements for plastic bottles. Net purchases from these entities were $39.8 million in YTD 2014 and $39.9 million in YTD 2013. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $11.1 million as of June 29, 2014. The Company’s equity investment in Southeastern was $18.4 million, $17.6 million and $20.8 million as of June 29, 2014, December 29, 2013 and June 30, 2013, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against SAC or Southeastern guarantees, the fair value of which is immaterial.

The Company monitors its investments in cooperatives and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in cooperatives has been identified as of June 29, 2014 nor was there any impairment in 2013.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Related Party Transactions

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of June 29, 2014, December 29, 2013 and June 30, 2013 was $21.1 million, $22.2 million and $23.2 million, respectively. Rental payments related to this lease were $1.9 million and $1.8 million in YTD 2014 and YTD 2013, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s majority shareholder is J. Frank Harrison, III and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease as of June 29, 2014, December 29, 2013 and June 30, 2013 was $21.8 million, $22.9 million and $24.0 million, respectively. Rental payments related to this lease were $2.1 million and $2.0 million in YTD 2014 and YTD 2013, respectively.

21. Net Sales by Product Category

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2014	2013	2014	2013
Bottle/can sales:
Sparkling beverages (including energy products)	$287,821	$269,893	$542,792	$524,366
Still beverages	79,188	70,393	136,338	123,016

Total bottle/can sales	367,009	340,286	679,130	647,382
Other sales:
Sales to other Coca-Cola bottlers	45,268	44,463	82,389	84,591
Post-mix and other	47,196	44,230	86,536	80,557

Total other sales	92,464	88,693	168,925	165,148

Total net sales	$459,473	$428,979	$848,055	$812,530

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2014	2013	2014	2013
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$13,783	$11,229	$16,232	$16,091
Less dividends:
Common Stock	1,786	1,785	3,571	3,571
Class B Common Stock	533	527	1,060	1,049

Total undistributed earnings	$11,464	$8,917	$11,601	$11,471

Common Stock undistributed earnings – basic	$8,830	$6,884	$8,942	$8,862
Class B Common Stock undistributed earnings – basic	2,634	2,033	2,659	2,609

Total undistributed earnings – basic	$11,464	$8,917	$11,601	$11,471

Common Stock undistributed earnings – diluted	$8,792	$6,854	$8,904	$8,824
Class B Common Stock undistributed earnings – diluted	2,672	2,063	2,697	2,647

Total undistributed earnings – diluted	$11,464	$8,917	$11,601	$11,471

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,785	$3,571	$3,571
Common Stock undistributed earnings – basic	8,830	6,884	8,942	8,862

Numerator for basic net income per Common Stock share	$10,616	$8,669	$12,513	$12,433

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$533	$527	$1,060	$1,049
Class B Common Stock undistributed earnings – basic	2,634	2,033	2,659	2,609

Numerator for basic net income per Class B Common Stock share	$3,167	$2,560	$3,719	$3,658

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2014	2013	2014	2013
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,786	$1,785	$3,571	$3,571
Dividends on Class B Common Stock assumed converted to Common Stock	533	527	1,060	1,049
Common Stock undistributed earnings – diluted	11,464	8,917	11,601	11,471

Numerator for diluted net income per Common Stock share	$13,783	$11,229	$16,232	$16,091

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$533	$527	$1,060	$1,049
Class B Common Stock undistributed earnings – diluted	2,672	2,063	2,697	2,647

Numerator for diluted net income per Class B Common Stock share	$3,205	$2,590	$3,757	$3,696

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Net Income Per Share

	Second Quarter		First Half
In Thousands (Except Per Share Data)	2014	2013	2014	2013
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,130	2,109	2,123	2,102

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,311	9,290	9,304	9,283
Class B Common Stock weighted average shares outstanding – diluted	2,170	2,149	2,163	2,142

Basic net income per share:
Common Stock	$1.49	$1.21	$1.75	$1.74

Class B Common Stock	$1.49	$1.21	$1.75	$1.74

Diluted net income per share:
Common Stock	$1.48	$1.21	$1.74	$1.73

Class B Common Stock	$1.48	$1.21	$1.74	$1.73

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Risks and Uncertainties

Approximately 88% of the Company’s YTD 2014 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required to manufacture these products. The remaining 12% of the Company’s YTD 2014 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

The Company’s products are sold and distributed directly by its employees to retail stores and other outlets. During both YTD 2014 and YTD 2013, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customers, Wal-Mart Stores, Inc. and Food Lion, LLC, accounted for approximately 22% and 9%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2014; and accounted for approximately 21% and 8%, respectively, of the Company’s total bottle/can volume to retail customers in YTD 2013. Wal-Mart Stores, Inc. accounted for approximately 15% and 14% of the Company’s total net sales during YTD 2014 and YTD 2013, respectively. No other customer represented greater than 10% of the Company’s total net sales for YTD 2014 or YTD 2013.

The Company obtains all of its aluminum cans from two domestic suppliers. The Company currently obtains a majority of its plastic bottles from two domestic entities. See Note 15 and Note 20 to the consolidated financial statements for additional information.

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

Approximately 6.5% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately .7% of the Company’s employees expired during 2013 and the Company entered into new agreements in 2013. One collective bargaining agreement covering approximately 1% of the Company’s employees expired in Q2 2014 and the Company entered into a new collective bargaining agreement in Q2 2014. One collective bargaining agreement covering approximately 4% of the Company’s employees will expire during the second half of 2014.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

24. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Half
In Thousands	2014	2013
Accounts receivable, trade, net	$(27,899)	$(17,772)
Accounts receivable from The Coca-Cola Company	(12,906)	(9,593)
Accounts receivable, other	1,263	497
Inventories	(19,965)	(9,429)
Prepaid expenses and other current assets	(3,142)	1,931
Accounts payable, trade	14,995	9,500
Accounts payable to The Coca-Cola Company	29,447	22,046
Other accrued liabilities	(5,620)	(2,951)
Accrued compensation	(6,937)	(13,709)
Accrued interest payable	(112)	(62)

Increase in current assets less current liabilities (exclusive of acquisition)	$(30,876)	$(19,542)

Non-cash activity

Additions to property, plant and equipment of $2.9 million and $2.5 million have been accrued but not paid and are recorded in accounts payable, trade as of June 29, 2014 and June 30, 2013, respectively.

25. New Accounting Pronouncements

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

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the second quarter of 2014 (“Q2 2014”) and the first half of 2014 (“YTD 2014”) and changes from the second quarter of 2013 (“Q2 2013”) and the first half of 2013 (“YTD 2013”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q2 2014 and YTD 2014 compared to Q2 2013 and YTD 2013, respectively.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q2 2014 compared to year-end 2013 and the end of Q2 2013 as presented in the consolidated financial statements.

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

Proposed Expansion of Company’s Franchised Territory

In April 2013, the Company announced that it had signed a non-binding letter of intent (the “LOI”) with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee and Kentucky that were served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company. The Company announced on May 8, 2014 that it had signed a definitive agreement with CCR for the first phase of this proposed territory expansion, covering the Morristown and Johnson City, Tennessee territories served by CCR. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) on May 8, 2014, which includes a summary description of the definitive agreement and certain exhibits to the agreement. The Company subsequently filed a Current Report on Form 8-K with the SEC on May 27, 2014, which indicated the Company had closed the transaction contemplated by the definitive agreement on May 23, 2014 and included a summary description of certain ancillary agreements entered into in connection with such closing.

The financial results for the Morristown and Johnson City, Tennessee territories have been included in the Company’s consolidated financial statements from the acquisition date and did not have a material impact on the Company’s consolidated financial results for the three and six month periods ended June, 29, 2014.

The Company is continuing to work towards a definitive agreement with The Coca-Cola Company for the remainder of the proposed franchise territory expansion described in the LOI. The Company’s proxy statement for its 2014 Annual Meeting of Stockholders filed with the SEC on March 31, 2014 (the “Proxy Statement”) includes a description of the LOI and the proposed franchise territory expansion and other transactions contemplated thereby under the heading “Corporate Governance – Related Person Transactions – Proposed Expansion of the Company’s Franchise Territory.” There is no assurance that the Company and The Coca-Cola Company will reach a definitive agreement for the remainder of the proposed franchise territory expansion and the other transactions contemplated by the LOI, or the timing of any such agreement, or that any of the additional proposed territory expansion transactions contemplated by the LOI will occur or the timing of any such transactions.

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

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents approximately 80% of the Company’s YTD 2014 bottle/can net sales to retail customers.

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

The Company performs its annual impairment test of franchise rights and goodwill as of the first day of the fourth quarter. During YTD 2014, the Company did not experience any triggering events or changes in circumstances that indicated the carrying amounts of the Company’s franchise rights or goodwill exceeded fair values. As such, the Company has not recognized any impairments of franchise rights or goodwill.

Net sales by product category were as follows:

	Second Quarter		First Half
In Thousands	2014	2013	2014	2013
Bottle/can sales:
Sparkling beverages (including energy products)	$287,821	$269,893	$542,792	$524,366
Still beverages	79,188	70,393	136,338	123,016

Total bottle/can sales	367,009	340,286	679,130	647,382
Other sales:
Sales to other Coca-Cola bottlers	45,268	44,463	82,389	84,591
Post-mix and other	47,196	44,230	86,536	80,557

Total other sales	92,464	88,693	168,925	165,148

Total net sales	$459,473	$428,979	$848,055	$812,530

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $102.1 million and $99.3 million in YTD 2014 and YTD 2013, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products. In addition, the Company has focused on reducing fixed warehouse-related costs by consolidating warehouse space throughout the Company’s territory.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q2 2014 and YTD 2014

•	a $0.1 million and a $0.9 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2014 commodity hedging program in Q2 2014 and YTD 2014; and

•	$3.1 million and $5.1 million recorded in S,D&A expenses (pre-tax) related to the Company’s franchise territory expansion in Q2 2014 and YTD 2014.

Q2 2013 and YTD 2013

•	a $0.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program in YTD 2013;

•	$1.1 million and $1.6 million recorded in S,D&A expenses (pre-tax) related to the Company’s franchise territory expansion in Q2 2013 and YTD 2013; and

•	a $0.4 million decrease to income tax expense related to the American Taxpayer Relief Act in the first quarter of 2013.

The following overview provides a summary of key information concerning the Company’s financial results for Q2 2014 and YTD 2014 compared to Q2 2013 and YTD 2013.

	Second Quarter			% Change
In Thousands (Except Per Share Data)	2014	2013	Change
Net sales	$459,473	$428,979	$30,494	7.1
Cost of sales	273,953	258,664	15,289	5.9
Gross margin	185,520	170,315	15,205	8.9
S,D&A expenses	154,256	143,416	10,840	7.6
Income from operations	31,264	26,899	4,365	16.2
Interest expense, net	7,343	7,409	(66)	(0.9)
Income before taxes	23,921	19,490	4,431	22.7
Income tax expense	8,589	7,354	1,235	16.8
Net income	15,332	12,136	3,196	26.3
Net income attributable to the Company	13,783	11,229	2,554	22.7

Basic net income per share:
Common Stock	$1.49	$1.21	$.28	23.1
Class B Common Stock	$1.49	$1.21	$.28	23.1

Diluted net income per share:
Common Stock	$1.48	$1.21	$.27	22.3
Class B Common Stock	$1.48	$1.21	$.27	22.3

	First Half			% Change
In Thousands (Except Per Share Data)	2014	2013	Change
Net sales	$848,055	$812,530	$35,525	4.4
Cost of sales	506,202	488,516	17,686	3.6
Gross margin	341,853	324,014	17,839	5.5
S,D&A expenses	298,473	281,627	16,846	6.0
Income from operations	43,380	42,387	993	2.3
Interest expense, net	14,566	14,788	(222)	(1.5)
Income before taxes	28,814	27,599	1,215	4.4
Income tax expense	10,381	9,794	587	6.0
Net income	18,433	17,805	628	3.5
Net income attributable to the Company	16,232	16,091	141	0.9

Basic net income per share:
Common Stock	$1.75	$1.74	$.01	0.6
Class B Common Stock	$1.75	$1.74	$.01	0.6

Diluted net income per share:
Common Stock	$1.74	$1.73	$.01	0.6
Class B Common Stock	$1.74	$1.73	$.01	0.6

The Company’s net sales increased 7.1% in Q2 2014 compared to Q2 2013. The increase in net sales in Q2 2014 compared to Q2 2013 was primarily due to a 5.3% increase in bottle/can volume to retail customers and a 2.1% increase in bottle/can sales price per unit to retail customers. The Company’s net sales increased 4.4% in YTD 2014 compared to YTD 2013. The increase in net sales in YTD 2014 compared to YTD 2013 was primarily due to a 3.6% increase in bottle/can volume to retail customers and a 1.4% increase in bottle/can sales price per unit to retail customers. The increases in bottle/can volume to retail customers were primarily due to increases in all beverage categories. Bottle/can sales to retail customers price per unit increases were primarily due to a sales price increase in sparkling beverages. Bottle/can volume to retail customers increases in Q2 2014 and YTD 2014 compared to Q2 2013 and YTD 2013 due to the Morristown and Johnson City territories acquisition were 1.2% and 0.6%, respectively. The Company’s bottle/can volume to retail customers was impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013.

Gross margin dollars increased 8.9% in Q2 2014 compared to Q2 2013. The Company’s gross margin percentage increased to 40.4% in Q2 2014 compared to 39.7% in Q2 2013. Gross margin dollars increased 5.5% in YTD 2014 compared to YTD 2013. The Company’s gross margin percentage increased to 40.3% in YTD 2014 compared to 39.9% in YTD 2013. The increases in gross margin percentage were primarily due to higher sales price per unit to retail customers.

S,D&A expenses increased 7.6% in Q2 2014 from Q2 2013. The increase in S,D&A expenses in Q2 2014 from Q2 2013 was attributable primarily to increased employee salaries and wages including bonuses and incentives and increased expenses related to the Company’s franchise territory expansion. S,D&A expenses increased 6.0% in YTD 2014 from YTD 2013. The increase in S,D&A expenses in YTD 2014 from YTD 2013 was attributable primarily to increased employee salaries and wages including bonuses and incentives, increased expenses related to the Company’s franchise territory expansion, increased marketing expenses and increased property and casualty insurance expense.

Net interest expense decreased 1.5% in YTD 2014 compared to YTD 2013. The decrease in interest expense was due to lower average borrowings on the Company’s $200 million five-year unsecured revolving credit facility (“$200 million facility”) and lower interest expense on capital leases. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.8% during YTD 2014 from 5.7% during YTD 2013.

Income tax expense increased 6.0% in YTD 2014 as compared to YTD 2013. The increase to income tax expense was primarily due to a reduction of $0.4 million in YTD 2013 associated with the American Taxpayer Relief Act enacted on January 2, 2013.

Net debt and capital lease obligations were summarized as follows:

	June 29,	Dec. 29,	June 30,
In Thousands	2014	2013	2013
Debt	$453,661	$398,566	$448,475
Capital lease obligations	62,063	64,989	67,463

Total debt and capital lease obligations	515,724	463,555	515,938
Less: Cash and cash equivalents	22,874	11,761	25,725

Total net debt and capital lease obligations (1)	$492,850	$451,794	$490,213

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

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

The Company did not make changes in any critical accounting policies during YTD 2014. Any changes in critical accounting policies and estimates are discussed with the Audit Committee of the Board of Directors of the Company during the quarter in which a change is made.

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

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of the new guidance on the Company’s consolidated financial statements.

Results of Operations

Q2 2014 Compared to Q2 2013 and YTD 2014 Compared to YTD 2013

Net Sales

Net sales increased $30.5 million, or 7.1%, to $459.5 million in Q2 2014 compared to $429.0 million in Q2 2013. Net sales increased $35.5 million, or 4.4% to $848.0 million in YTD 2014 compared to $812.5 million in YTD 2013.

The increase in net sales for Q2 2014 compared to Q2 2013 was principally attributable to the following:

Q2 2014	Attributable to:
(In Millions)
$18.2	5.3% increase in bottle/can volume to retail customers due to a volume increase in all beverage categories
7.4	2.1% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit
2.5	Increase in freight revenue
1.6	3.7% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products which have higher sales prices than other sparkling beverages
0.8	3.5% increase in post-mix sales price per unit
0.7	Increase in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.5	2.4% increase in post-mix sales volume
(1.2)	Other

$30.5	Total increase in net sales

The increase in net sales for YTD 2014 compared to YTD 2013 was principally attributable to the following:

YTD 2014	Attributable to:
(In Millions)
$23.5	3.6% increase in bottle/can volume to retail customers due to a volume increase in all beverage categories
9.1	1.4% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit
4.5	Increase in freight revenue
(4.4)	5.1% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in the sparkling beverage category excluding energy products
2.2

2.7% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a change in product mix as energy products and still beverages have higher sales prices per unit than sparkling beverages excluding energy products

1.4	3.3% increase in post-mix sales price per unit
(0.8)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)

$35.5	Total increase in net sales

The Company’s bottle/can volume was impacted by cooler and wetter than normal weather in most of the Company’s territories during YTD 2013. Bottle/can volume to retail customers increases in Q2 2014 and YTD 2014 compared to Q2 2013 and YTD 2013 due to the Morristown and Johnson City territories acquisition were 1.2% and 0.6%, respectively.

In YTD 2014, the Company’s bottle/can sales to retail customers accounted for 80% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q2 2014 and Q2 2013 and YTD 2014 and YTD 2013 as a percentage of total bottle/can sales volume to retail customers and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q2 2014	Q2 2013	% Increase
Sparkling beverages (including energy products)	77.7%	79.6%	2.8
Still beverages	22.3%	20.4%	15.1

Total bottle/can sales volume	100.0%	100.0%	5.3

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2014	YTD 2013	% Increase
Sparkling beverages (including energy products)	79.6%	81.4%	1.3
Still beverages	20.4%	18.6%	13.7

Total bottle/can sales volume	100.0%	100.0%	3.6

The Company’s products are sold and distributed through various channels. They include selling directly to retail stores and other outlets such as food markets, institutional accounts and vending machine outlets. During both YTD 2014 and YTD 2013, approximately 68% of the Company’s bottle/can volume to retail customers was sold for future consumption, while the remaining bottle/can volume to retail customers of approximately 32% was sold for immediate consumption. The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 22% and 21% of the Company’s total bottle/can volume to retail customers during YTD 2014 and YTD 2013, respectively. The Company’s second largest customer, Food Lion, LLC, accounted for approximately 9% and 8% of the Company’s total bottle/can volume to retail customers during YTD 2014 and YTD 2013, respectively. All of the Company’s beverage sales are to customers in the United States.

The Company recorded delivery fees in net sales of $3.1 million in both YTD 2014 and YTD 2013. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 5.9%, or $15.3 million, to $274.0 million in Q2 2014 compared to $258.7 million in Q2 2013. Cost of sales increased 3.6%, or $17.7 million, to $506.2 million in YTD 2014 compared to $488.5 million in YTD 2013.

The increase in cost of sales for Q2 2014 compared to Q2 2013 was principally attributable to the following:

Q2 2014	Attributable to:
(In Millions)
$10.8	5.3% increase in bottle/can volume to retail customers due to a volume increase in all beverage categories
2.3	Increase in freight cost of sales
1.7	Increase in raw material costs per unit and increased purchases of finished products
1.4	Increase in cost of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products which have higher cost per unit than other sparkling beverages
(1.1)	Increase in marketing funding support received primarily from The Coca-Cola Company
0.6	Increase in manufacturing labor costs
0.3	2.4% increase in post-mix sales volume
(0.3)	Decrease in cost due to the Company’s commodity hedging program
(0.1)	Decrease in cost of sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.3)	Other

$15.3	Total increase in cost of sales

The increase in cost of sales for YTD 2014 compared to YTD 2013 was principally attributable to the following:

YTD 2014	Attributable to:
(In Millions)
$13.9	3.6% increase in bottle/can volume to retail customers due to a volume increase in all beverage categories
4.2	Increase in freight cost of sales
(4.2)	5.1% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in the sparkling beverage category excluding energy products
4.2	Increase in raw material costs per unit and increased purchases of finished products
2.2

Increase in cost of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products and still beverages which have higher costs per unit than sparkling beverages excluding energy products

(1.7)	Decrease in cost due to the Company’s commodity hedging program
(1.6)	Increase in marketing funding support received primarily from The Coca-Cola Company
1.0	Increase in manufacturing labor costs
(1.0)	Decrease in cost of sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.7	Other

$17.7	Total increase in cost of sales

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $14.4 million for Q2 2014 compared to $13.3 million for Q2 2013. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $26.8 million for YTD 2014 compared to $25.2 million for YTD 2013.

Gross Margin

Gross margin dollars increased 8.9%, or $15.2 million, to $185.5 million in Q2 2014 compared to $170.3 million in Q2 2013. Gross margin as a percentage of net sales increased to 40.4% for Q2 2014 from 39.7% for Q2 2013. Gross margin dollars increased 5.5%, or $17.8 million, to $341.8 million in YTD 2014 compared to $324.0 million in YTD 2013. Gross margin as a percentage of net sales increased to 40.3% for YTD 2014 from 39.9% for YTD 2013.

The increase in gross margin dollars for Q2 2014 compared to Q2 2013 was principally attributable to the following:

Q2 2014	Attributable to:
(In Millions)
$7.4	5.3% increase in bottle/can volume to retail customers due to a volume increase in all beverage categories
7.4	2.1% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit
(1.7)	Increase in raw material costs per unit and increased purchases of finished products
1.6	3.7% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products which have higher sales prices than other sparkling beverages
(1.4)	Increase in cost of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products which have higher costs per unit than other sparkling beverages
1.1	Increase in marketing funding support received primarily from The Coca-Cola Company
0.8	Increase in gross margin from sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.8	3.5% increase in post-mix sales price per unit
(0.6)	Increase in manufacturing labor costs
0.3	Decrease in cost due to the Company’s commodity hedging program
0.2	2.4% increase in post-mix sales volume
0.2	Increase in freight gross margin
(0.9)	Other

$15.2	Total increase in gross margin

The increase in gross margin dollars for YTD 2014 compared to YTD 2013 was principally attributable to the following:

YTD 2014	Attributable to:
(In Millions)
$9.6	3.6% increase in bottle/can volume to retail customers due to a volume increase in all beverage categories
9.1	1.4% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit
(4.2)	Increase in raw material costs per unit and increased purchases of finished products
(2.2)

Increase in cost of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products and still beverages which have higher costs per unit than sparkling beverages excluding energy products

2.2

2.7% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a change in product mix as energy and still beverages have higher sales prices per unit than sparkling beverages excluding energy products

1.7	Decrease in cost due to the Company’s commodity hedging program
1.6	Increase in marketing funding support received primarily from The Coca-Cola Company
1.4	3.3% increase in post-mix sales price per unit
(1.0)	Increase in manufacturing labor costs
0.3	Increase in freight gross margin
0.2	Increase in gross margin from sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
(0.2)	5.1% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in the sparkling beverage category excluding energy products
(0.7)	Other

$17.8	Total increase in gross margin

The increases in gross margin percentage were primarily due to higher sales price per unit to retail customers.

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

S,D&A expenses increased by $10.8 million, or 7.6%, to $154.2 million in Q2 2014 from $143.4 million in Q2 2013. S,D&A expenses as a percentage of net sales increased to 33.6% in Q2 2014 from 33.4% in Q2 2013. S,D&A expenses increased by $16.8 million, or 6.0%, to $298.4 million in YTD 2014 from $281.6 million in YTD 2013. S,D&A expenses as a percentage of net sales increased to 35.2% in YTD 2014 from 34.7% in YTD 2013.

The increase in S,D&A expenses for Q2 2014 compared to Q2 2013 was principally attributable to the following:

Q2 2014	Attributable to:
(In Millions)
$3.9	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
2.3	Increase in employee salaries excluding bonus and incentives due to normal salary increases and additional personnel
2.0	Increase in expenses related to the Company’s completed and proposed franchise territory expansion, primarily professional fees related to due diligence and consulting fees related to infrastructure
0.3	Increase in employee benefit costs primarily due to increased medical insurance expense partially offset by pension benefit
0.3	Increase in fuel costs related to the movement of finished goods from sales distribution centers to customer locations
0.3	Increase in depreciation and amortization expense for property, plant and equipment primarily related to additional capital investments
1.7	Other

$10.8	Total increase in S,D&A expenses

The increase in S,D&A expenses for YTD 2014 compared to YTD 2013 was principally attributable to the following:

YTD 2014	Attributable to:
(In Millions)
$3.5	Increase in expenses related to the Company’s completed and proposed franchise territory expansion, primarily professional fees related to due diligence and consulting fees related to infrastructure
3.3	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
3.2	Increase in employee salaries excluding bonus and incentives due to normal salary increases and additional personnel
1.5	Increase in marketing expense primarily due to increased spending for marketing promotional items and media sponsorships
1.1	Increase in property and casualty insurance expense primarily due to an increase in auto insurance claims
0.7	Decrease in gain on sales of property, plant and equipment (gain on sale of a distribution facility in 2013 that was no longer utilized)
0.4	Increase in employee benefit costs primarily due to increased medical insurance expense partially offset by pension benefit
3.1	Other

$16.8	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $102.1 million and $99.3 million in YTD 2014 and YTD 2013, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $0.8 million to a benefit of $0.1 million in YTD 2014 from an expense of $0.7 million in YTD 2013.

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements. During 2013, the Company’s 401(k) Savings Plan matching contribution was discretionary with the Company having the option to make matching contributions for eligible participants of up to 5% of eligible participants’ contributions based on the Company’s financial results for 2013. The 5% matching contribution was accrued during 2013. Based on the Company’s financial results, the Company decided to match 5% of eligible participants’ contributions for the entire year of 2013. The Company made this contribution payment for 2013 in the first quarter of 2014. During 2014, the Company will match the first 3.5% of participants’ contributions while maintaining the option to increase the matching contributions an additional 1.5% for a total of 5% for the Company’s employees based on the financial results for 2014. The total expense for this benefit recorded in S,D&A expenses was $3.7 million and $3.4 million in YTD 2014 and YTD 2013, respectively.

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, the Company’s agreement to participate in the Rehabilitation Plan. The Company will increase its contribution rates effective January 2015 with additional increases occurring annually to support the Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary to be $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

Interest Expense

Net interest expense decreased .9% in Q2 2014 compared to Q2 2013. Net interest expense decreased 1.5% in YTD 2014 compared to YTD 2013. The decreases were primarily due to lower average borrowings on the Company’s $200 million facility and lower interest expense on capital leases. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.8% during YTD 2014 from 5.7% during YTD 2013.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2014 and YTD 2013 was 36.0% and 35.5%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2014 and YTD 2013 was 39.0% and 37.8%, respectively. The increase in the effective tax rate for YTD 2014 resulted primarily from certain favorable tax provisions in YTD 2013 associated with the American Taxpayer Relief Act enacted on January 2, 2013.

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

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $2.2 million and $1.7 million in YTD 2014 and YTD 2013, respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.38 billion at June 29, 2014, from $1.28 billion at December 29, 2013 primarily due to increases in cash and cash equivalents, accounts receivables, inventories, property, plant and equipment, net and other identifiable intangible assets.

Net working capital, defined as current assets less current liabilities, increased by $46.9 million to $77.3 million at June 29, 2014 from December 29, 2013 and increased by $5.8 million at June 29, 2014 from June 30, 2013.

Significant changes in net working capital from December 29, 2013 were as follows:

•	An increase in cash and cash equivalents of $11.1 million primarily due to borrowings from the Company’s $200 million facility.

•	An increase in accounts receivable, trade of $27.9 million primarily due to normal seasonal increase in sales and June sales accounts receivable from acquired franchise territories.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $12.9 million and $29.4 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $21.3 million primarily due to normal seasonal increase in sales and acquired inventories from new territories.

•	An increase in accounts payable trade of $10.7 million primarily due to normal seasonal increases in purchases and timing of payments.

•	A decrease in accrued compensation of $7.2 million primarily due to the payment of bonuses in March 2014.

•	A decrease in other accrued liabilities of $4.5 million primarily due to the payment of the accrued 401(k) Savings Plan 2013 matching contribution in early 2014.

Significant changes in net working capital from June 30, 2013 were as follows:

•	An increase in accounts receivable, trade of $12.2 million primarily due to the timing of payments and June sales accounts receivable from acquired franchise territories.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $5.6 million and $5.4 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $8.0 million primarily due to increased sales and acquired inventories from new territories.

•

An increase in accrued compensation of $5.9 million primarily due to the funding of the second semi-monthly June payroll in the third quarter of 2014 and increased bonus accrual due to the Company’s financial performance.

Debt and capital lease obligations were $515.7 million as of June 29, 2014 compared to $463.6 million as of December 29, 2013 and $515.9 million as of June 30, 2013. Debt and capital lease obligations as of June 29, 2014 included $62.1 million of capital lease obligations related primarily to Company facilities.

Liquidity and Capital Resources

Capital Resources

The Company’s available sources of capital include cash flows from operations, available credit facility balances and the issuance of debt and equity securities. Historically, operating results for the second quarter of the fiscal year have not been representative of results for the entire fiscal year. Business seasonality results primarily from higher unit sales of the Company’s products in the second and third quarter versus the first and fourth quarters of the fiscal year. Management believes the Company has sufficient resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending for at least the next 12 months. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared in the future.

As of June 29, 2014, the Company had $140 million available under the $200 million facility to meet its cash requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the $200 million facility have the ability to and will meet any funding requests from the Company.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use borrowings under the $200 million facility to repay the notes when due and, accordingly, has classified all the $100 million Senior Notes due April 2015 as long-term.

The Company has an agreement for an uncommitted line of credit under which the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of June 29, 2014, $373.7 million of the Company’s total outstanding balance of debt and capital lease obligations of $515.7 million was financed through publicly offered debt. The Company had capital lease obligations of $62.1 million as of June 29, 2014. As of June 29, 2014, the Company had $60.0 million and $20.0 million outstanding on the $200 million facility and the Company’s uncommitted line of credit, respectively.

Cash Sources and Uses

The primary sources of cash for the Company in YTD 2014 and YTD 2013 have been provided by operating activities and available credit facilities. The primary uses of cash in YTD 2014 were for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments, acquisition of new territories and funding working capital. The primary uses of cash in YTD 2013 were for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and funding working capital.

A summary of activity for YTD 2014 and YTD 2013 follows:

	First Half
In Millions	2014	2013
Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$31.3	$33.1
Proceeds from $200 million facility	75.0	55.0
Proceeds from the sale of property, plant and equipment	1.1	5.7

Total cash sources	$107.4	$93.8

Cash Uses
Capital expenditures	$37.0	$33.1
Acquisition of new territories	12.2	—
Payment on $200 million facility	20.0	30.0
Payment on capital lease obligations	2.9	2.6
Dividends	4.6	4.6
Income tax payments	19.5	8.1
Other	.1	.1

Total cash uses	$96.3	$78.5

Increase in cash	$11.1	$15.3

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $10 million and $17 million for the remainder of 2014. This projection does not include any anticipated cash income tax requirements due resulting from further expansion of the Company’s franchise territory in 2014.

Operating Activities

During YTD 2014, cash flow from operating activities decreased $13.3 million compared to YTD 2013. The decrease was primarily due to $11.4 million in additional income tax payments in YTD 2014 compared to YTD 2013 and $10.5 million additional increase in inventories for YTD 2014 compared to YTD 2013. These decreases to operating activities YTD 2014 compared to YTD 2013 were offset by a $6.8 million decrease in accrued compensation.

Investing Activities

On May 7, 2014, the Company and CCR entered into an asset purchase agreement (the “Asset Purchase Agreement”) relating to the territory served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee. The closing of the transaction contemplated by the Asset Purchase Agreement occurred on May 23, 2014 for a cash purchase price of $12.2 million. See Note 4 to the consolidated financial statements for additional information related to the Johnson City and Morristown, Tennessee acquisition.

Additions to property, plant and equipment during YTD 2014 were $32.7 million of which $2.9 million were accrued in accounts payable, trade as unpaid. This amount does not include $8.5 million in property, plant and equipment acquired at the date of acquisition for the Johnson City and Morristown, Tennessee territories. This compared to $21.7 million in total additions to property, plant and equipment during YTD 2013 of which $2.5 million were accrued in accounts payable, trade as unpaid. Capital expenditures during YTD 2014 were funded with cash flows from operations and available credit facilities. The Company anticipates total additions to property, plant and equipment in fiscal year 2014 will be in the range of $80 million to $90 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

As of June 29, 2014, the Company had $140 million available under the $200 million facility to meet its short-term borrowing requirements. The $200 million facility has a scheduled maturity date of September 21, 2016 and up to $25 million is available for the issuance of letters of credit. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an interest rate spread, dependent on the Company’s credit rating at the time of borrowing. The Company must pay an annual facility fee of .175% of the lenders’ aggregate commitments under the facility. The $200 million facility contains two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the credit agreement. The fixed charges coverage ratio requires the Company to maintain a consolidated cash flow to fixed charges ratio of 1.5 to 1.0 or higher. The operating cash flow ratio requires the Company to maintain a debt to operating cash flow ratio of 6.0 to 1.0 or lower. The Company is currently in compliance with these covenants. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company currently believes that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company. On June 29, 2014, December 29, 2013 and June 30, 2013, the Company had $60.0 million, $5.0 million and $55.0 million, respectively, of outstanding borrowings on the $200 million facility.

During YTD 2014, the Company’s net borrowings under the $200 million facility increased $55.0 million primarily to fund seasonal working capital requirements, capital expenditures and the acquisition of new territories. During YTD 2013, the Company’s net borrowings under the $200 million facility increased $25.0 million primarily to fund seasonal working capital requirements and capital expenditures.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use borrowings under the $200 million facility to repay the notes when due and, accordingly, has classified all the $100 million Senior Notes due April 2015 as long-term.

The Company has an agreement for an uncommitted line of credit under which the Company may borrow up to a total of $20 million for periods of 7 days, 30 days, 60 days or 90 days at the discretion of the participating bank. On June 29, 2014, December 29, 2013 and June 30, 2013, the Company had $20 million outstanding under the uncommitted line of credit.

As of June 29, 2014, December 29, 2013 and June 30, 2013, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.7%, 6.2% and 5.7%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations increased to 5.8% in YTD 2014 from 5.7% in YTD 2013. As of June 29, 2014, $80.0 million of the Company’s debt and capital lease obligations of $515.7 million were subject to changes in short-term interest rates.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into eight capital leases.

At June 29, 2014, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $35.0 million of debt for these entities as of June 29, 2014. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of June 29, 2014, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.7 million including the Company’s equity interests. See Note 15 and Note 20 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 29, 2014:

	Payments Due by Period
		July 2014-	July 2015-	July 2017-	After
In Thousands	Total	June 2015	June 2017	June 2019	June 2019
Contractual obligations:
Total debt, excluding interest	$453,661	$120,000	$224,757	$108,904	$—
Capital lease obligations, excluding interest	62,063	6,190	13,855	15,691	26,327
Estimated interest on long-term debt and capital lease obligations(1)	76,351	24,549	30,030	18,318	3,454
Purchase obligations (2)	943,400	94,340	188,680	188,680	471,700
Other long-term liabilities (3)	149,510	11,618	17,670	12,988	107,234
Operating leases	55,760	5,627	11,138	8,785	30,210
Long-term contractual arrangements (4)	36,647	10,491	13,795	7,175	5,186
Postretirement obligations (5)	68,599	3,811	6,183	7,739	50,866
Purchase orders (6)	57,437	57,437	—	—	—

Total contractual obligations	$1,903,428	$334,063	$506,108	$368,280	$694,977

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through June 2024 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan, acquisition related contingent consideration and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plans is excluded as the timing and/or the amount of any cash payment is uncertain.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $3.2 million of uncertain tax positions, including accrued interest, as of June 29, 2014 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements. See Note 16 to the consolidated financial statements for additional information.

The Company is a member of Southeastern Container (“Southeastern”), a plastic bottle manufacturing cooperative, from which the Company is obligated to purchase at least 80% of its requirements of plastic bottles for certain designated territories. This obligation is not included in the Company’s table of contractual obligations and commercial commitments since there are no minimum purchase requirements. See Note 15 and Note 20 to the consolidated financial statements for additional information related to Southeastern.

As of June 29, 2014, the Company has $23.4 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 15 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company did not contribute to the two Company-sponsored pension plans in YTD 2014. Based on information currently available, the Company estimates it will be required to make contributions for the remainder of 2014 in the range of $5 million to $10 million to those two plans. Postretirement medical care payments are expected to be approximately $3 million in 2014. See Note 19 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

In February 2014, the Company paid $0.9 million for agreements to hedge certain commodity costs for 2014. The notional amount of these agreements at inception was $31.6 million.

The net impact of the commodity hedges was to decrease the cost of sales by $0.7 million in YTD 2014 and to increase the cost of sales by $0.9 million in YTD 2013.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, news releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s expectation regarding the time frame for and sequencing of subsequent phases of the proposed expansion of the Company’s franchise territory;

•	the Company’s belief that the undiscounted amounts to be paid under the acquisition related contingent consideration arrangement will be between $1.0 million and $1.8 million per year;

•	the Company’s belief that the covenants on its $200 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s potential marketing funding support from The Coca-Cola Company and other beverage companies;

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $5 million to $10 million for the remainder of 2014;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2014;

•	the Company’s belief that cash requirements for income taxes will be in the range of $10 million to $17 million for the remainder of 2014;

•	the Company’s expectation that additions to property, plant and equipment in 2014 will be in the range of $80 million to $90 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $200 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

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

•	the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of June 29, 2014.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. As of June 29, 2014, $80.0 million of the Company’s debt and capital lease obligations of $515.7 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of June 29, 2014, interest expense for the next twelve months would increase by approximately $0.8 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2014.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1	Comprehensive Beverage Agreement for the Johnson City / Morristown territory, dated as of May 23, 2014, by and among the Company, The Coca-Cola Company and Coca-Cola Refreshments, USA, Inc. (filed herewith).*

10.2	Finished Goods Supply Agreement for the Johnson City / Morristown territory, dated as of May 23, 2014, by and between the Company and Coca-Cola Refreshments, USA, Inc. (filed herewith).*

10.3	Ancillary Business Letter, dated as of May 23, 2014, by and between the Company and The Coca-Cola Company (filed herewith).

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101	Financial statements from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended June 29, 2014, filed on August 8, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: August 8, 2014	By:	/s/ James E. Harris
James E. Harris Principal Financial Officer of the Registrant and Senior Vice President, Shared Services and Chief Financial Officer

Date: August 8, 2014	By:	/s/ William J. Billiard
William J. Billiard Principal Accounting Officer of the Registrant and Chief Accounting Officer and Corporate Controller