Form 10-Q
period 2014-09-28
COCA COLA BOTTLING CO CONSOLIDATED /DE/
filed 2014-11-07
CIK 317540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $1.00 Par Value	7,141,447
Class B Common Stock, $1.00 Par Value	2,129,862

COCA-COLA BOTTLING CO. CONSOLIDATED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In Thousands (Except Per Share Data)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Net sales	$457,676	$434,464	$1,305,731	$1,246,994
Cost of sales	272,734	258,352	778,936	746,868

Gross margin	184,942	176,112	526,795	500,126
Selling, delivery and administrative expenses	156,496	145,912	454,969	427,539

Income from operations	28,446	30,200	71,826	72,587
Interest expense, net	7,333	7,361	21,899	22,149

Income before income taxes	21,113	22,839	49,927	50,438
Income tax expense	7,408	4,756	17,789	14,550

Net income	13,705	18,083	32,138	35,888
Less: Net income attributable to noncontrolling interest	1,573	1,914	3,774	3,628

Net income attributable to Coca-Cola Bottling Co. Consolidated	$12,132	$16,169	$28,364	$32,260

Basic net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.31	$1.75	$3.06	$3.49

Weighted average number of Common Stock shares outstanding	7,141	7,141	7,141	7,141

Class B Common Stock	$1.31	$1.75	$3.06	$3.49

Weighted average number of Class B Common Stock shares outstanding	2,130	2,109	2,125	2,104

Diluted net income per share based on net income attributable to Coca-Cola Bottling Co. Consolidated:
Common Stock	$1.30	$1.74	$3.05	$3.47

Weighted average number of Common Stock shares outstanding – assuming dilution	9,311	9,290	9,306	9,285

Class B Common Stock	$1.30	$1.74	$3.04	$3.46

Weighted average number of Class B Common Stock shares outstanding – assuming dilution	2,170	2,149	2,165	2,144

Cash dividends per share:
Common Stock	$.25	$.25	$.75	$.75
Class B Common Stock	$.25	$.25	$.75	$.75

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

In Thousands

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Net income	$13,705	$18,083	$32,138	$35,888

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4)	(1)	(4)	0
Defined benefit plans reclassification included in pension costs:
Actuarial loss	277	514	795	1,533
Prior service costs	5	2	16	7
Postretirement benefits reclassification included in benefits costs:
Actuarial loss	344	430	1,035	1,281
Prior service costs	(231)	(231)	(696)	(691)

Other comprehensive income, net of tax	391	714	1,146	2,130

Comprehensive income	14,096	18,797	33,284	38,018
Less: Comprehensive income attributable to noncontrolling interest	1,573	1,914	3,774	3,628

Comprehensive income attributable to Coca-Cola Bottling Co. Consolidated	$12,523	$16,883	$29,510	$34,390

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Sept. 28, 2014	Dec. 29, 2013	Sept. 29, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$23,067	$11,761	$25,283
Accounts receivable, trade, less allowance for doubtful accounts of $1,490, $1,401 and $1,553, respectively	121,466	105,610	114,068
Accounts receivable from The Coca-Cola Company	33,074	17,849	24,549
Accounts receivable, other	15,660	15,136	14,526
Inventories	80,123	61,987	70,255
Prepaid expenses and other current assets	30,460	26,872	32,209

Total current assets	303,850	239,215	280,890

Property, plant and equipment, net	327,238	302,998	295,147
Leased property under capital leases, net	44,470	48,981	50,212
Other assets	60,497	58,560	62,621
Franchise rights	520,672	520,672	520,672
Goodwill	103,294	102,049	102,049
Other identifiable intangible assets, net	17,104	3,681	3,764

Total assets	$1,377,125	$1,276,156	$1,315,355

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In Thousands (Except Share Data)

	Sept. 28, 2014	Dec. 29, 2013	Sept. 29, 2013
LIABILITIES AND EQUITY

Current Liabilities:
Current portion of debt	$0	$20,000	$20,000
Current portion of obligations under capital leases	6,325	5,939	5,732
Accounts payable, trade	49,477	43,579	46,279
Accounts payable to The Coca-Cola Company	47,093	25,869	43,363
Other accrued liabilities	73,856	77,622	73,858
Accrued compensation	31,953	31,753	26,733
Accrued interest payable	9,107	4,054	9,380

Total current liabilities	217,811	208,816	225,345

Deferred income taxes	150,543	153,408	142,795
Pension and postretirement benefit obligations	80,993	90,599	138,288
Other liabilities	141,625	125,791	123,208
Obligations under capital leases	54,243	59,050	60,378
Long-term debt	443,709	378,566	393,520

Total liabilities	1,088,924	1,016,230	1,083,534

Commitments and Contingencies (Note 15)

Equity:
Common Stock, $1.00 par value:
Authorized – 30,000,000 shares;
Issued – 10,203,821 shares	10,204	10,204	10,204
Class B Common Stock, $1.00 par value:
Authorized – 10,000,000 shares;
Issued – 2,757,976, 2,737,076 and 2,737,076 shares, respectively	2,756	2,735	2,735
Capital in excess of par value	110,860	108,942	108,959
Retained earnings	210,285	188,869	195,766
Accumulated other comprehensive loss	(57,030)	(58,176)	(92,396)

	277,075	252,574	225,268

Less-Treasury stock, at cost:
Common – 3,062,374 shares	60,845	60,845	60,845
Class B Common – 628,114 shares	409	409	409

Total equity of Coca-Cola Bottling Co. Consolidated	215,821	191,320	164,014
Noncontrolling interest	72,380	68,606	67,807

Total equity	288,201	259,926	231,821

Total liabilities and equity	$1,377,125	$1,276,156	$1,315,355

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

In Thousands (Except Share Data)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity of CCBCC	Noncontrolling Interest	Total Equity
Balance on Dec. 30, 2012	$10,204	$2,715	$107,681	$170,439	$(94,526)	$(61,254)	$135,259	$64,179	$199,438
Net income				32,260			32,260	3,628	35,888
Other comprehensive income, net of tax					2,130		2,130		2,130
Cash dividends paid Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,577)			(1,577)		(1,577)
Issuance of 20,120 shares of Class B Common Stock		20	1,278				1,298		1,298

Balance on Sept. 29, 2013	$10,204	$2,735	$108,959	$195,766	$(92,396)	$(61,254)	$164,014	$67,807	$231,821

Balance on Dec. 29, 2013	$10,204	$2,735	$108,942	$188,869	$(58,176)	$(61,254)	$191,320	$68,606	$259,926
Net income				28,364			28,364	3,774	32,138
Other comprehensive income, net of tax					1,146		1,146		1,146
Cash dividends paid Common ($.75 per share)				(5,356)			(5,356)		(5,356)
Class B Common ($.75 per share)				(1,592)			(1,592)		(1,592)
Issuance of 20,900 shares of Class B Common Stock		21	1,742				1,763		1,763
Stock compensation adjustment			176				176		176

Balance on Sept. 28, 2014	$10,204	$2,756	$110,860	$210,285	$(57,030)	$(61,254)	$215,821	$72,380	$288,201

See Accompanying Notes to Consolidated Financial Statements.

Coca-Cola Bottling Co. Consolidated

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In Thousands

	First Nine Months
	2014	2013
Cash Flows from Operating Activities
Net income	$32,138	$35,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44,358	43,655
Amortization of intangibles	377	250
Deferred income taxes	655	(1,376)
(Gain)/loss on sale of property, plant and equipment	231	(264)
Amortization of debt costs	1,438	1,453
Amortization of deferred gain related to terminated interest rate agreements	(420)	(411)
Stock compensation expense	2,272	1,901
Increase in current assets less current liabilities (exclusive of acquisition)	(20,370)	(4,366)
Increase in other noncurrent assets (exclusive of acquisition)	(3,362)	(6,656)
Increase (decrease) in other noncurrent liabilities (exclusive of acquisition)	(7,343)	4,887
Other	(6)	12

Total adjustments	17,830	39,085

Net cash provided by operating activities	49,968	74,973

Cash Flows from Investing Activities
Additions to property, plant and equipment	(61,357)	(45,197)
Proceeds from the sale of property, plant and equipment	1,212	6,056
Acquisition of new territories, net of cash acquired	(12,163)	0

Net cash used in investing activities	(72,308)	(39,141)

Cash Flows from Financing Activities
Borrowings under revolving credit facility	85,000	55,000
Payment on revolving credit facility	(40,000)	(65,000)
Cash dividends paid	(6,948)	(6,933)
Excess tax expense from stock-based compensation	176	0
Principal payments on capital lease obligations	(4,420)	(3,926)
Other	(162)	(89)

Net cash provided by (used in) financing activities	33,646	(20,948)

Net increase in cash	11,306	14,884
Cash at beginning of period	11,761	10,399

Cash at end of period	$23,067	$25,283

Significant non-cash investing and financing activities:
Issuance of Class B Common Stock in connection with stock award	$1,763	$1,298
Capital lease obligations incurred	0	455
Additions to property, plant and equipment accrued and recorded in accounts payable, trade	2,854	1,976

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

Noncontrolling interest as of September 28, 2014, December 29, 2013 and September 29, 2013 represents the portion of Piedmont owned by The Coca-Cola Company. The Coca-Cola Company’s interest in Piedmont was 22.7% for all periods presented.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Acquisitions

In April 2013, the Company announced that it had signed a non-binding letter of intent with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee and Kentucky served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company. On May 7, 2014, the Company and CCR entered into an asset purchase agreement (the “Asset Purchase Agreement”) relating to the territory served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee (the “Territory”). The closing of this transaction occurred on May 23, 2014 for a cash purchase price of $12.2 million, which will remain subject to adjustment until July 2, 2015, as specified in the Asset Purchase Agreement. The financial results of the Territory have been included in the Company’s consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the three and nine month periods ended September 28, 2014.

The Company has preliminarily allocated the purchase price to the individual acquired assets and assumed liabilities. The valuations are subject to adjustment as additional information is obtained, but any adjustments are not expected to be material.

The fair values of acquired assets and assumed liabilities as of the acquisition date are summarized as follows:

In Thousands	Fair Value
Cash	$46
Inventories	1,361
Prepaid expense and other current assets	252
Property, plant and equipment	8,495
Other assets	10
Goodwill	1,245
Other identifiable intangible assets	13,800

Total acquired assets	$25,209

Current liabilities (acquisition related contingent consideration)	$1,005
Other liabilities (acquisition related contingent consideration)	11,995

Total assumed liabilities	$13,000

The fair value of the preliminary purchase price allocation to the identifiable intangible assets is as follows:

In Thousands	Fair Value	Estimated Useful Life
Distribution agreements	$13,200	40 years
Customer lists	600	12 years

Total	$13,800

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

4. Acquisitions

The goodwill of $1.25 million is primarily attributed to the workforce of the acquired business. None of the goodwill recorded is expected to be deductible for tax purposes.

As part of the Asset Purchase Agreement, the Company signed a Comprehensive Beverage Agreement which has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless the Comprehensive Beverage Agreement is earlier terminated as provided therein. Under the Comprehensive Beverage Agreement, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products in the Territory. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain cross-licensed brands (as defined in the Comprehensive Beverage Agreement). The anticipated range of undiscounted amounts the Company could pay annually under the contingent consideration arrangement are between $1.0 million and $1.8 million. As of September 28, 2014, the Company has recorded a liability of $13.0 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. The contingent consideration was valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data. The contingent consideration will be reassessed and marked to market each quarter through other income or expense. There was no significant change in this liability from the date of acquisition through September 28, 2014. The first payment is scheduled for November 2014.

5. Inventories

Inventories were summarized as follows:

In Thousands	Sept. 28, 2014	Dec. 29, 2013	Sept. 29, 2013
Finished products	$50,732	$35,360	$42,695
Manufacturing materials	9,796	9,127	8,594
Plastic shells, plastic pallets and other inventories	19,595	17,500	18,966

Total inventories	$80,123	$61,987	$70,255

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

6. Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment were as follows:

	Sept. 28,	Dec. 29,	Sept. 29,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Land	$14,161	$12,307	$12,307
Buildings	115,844	113,864	113,032	8-50 years
Machinery and equipment	153,538	144,662	143,518	5-20 years
Transportation equipment	177,759	164,403	159,012	4-20 years
Furniture and fixtures	43,969	42,605	42,403	3-10 years
Cold drink dispensing equipment	333,984	317,143	319,767	5-17 years
Leasehold and land improvements	74,176	73,742	72,632	5-20 years
Software for internal use	86,646	81,718	80,310	3-10 years
Construction in progress	5,686	7,204	3,266

Total property, plant and equipment, at cost	1,005,763	957,648	946,247
Less: Accumulated depreciation and amortization	678,525	654,650	651,100

Property, plant and equipment, net	$327,238	$302,998	$295,147

Depreciation and amortization expense was $15.1 million and $14.8 million in the third quarter of 2014 (“Q3 2014”) and in the third quarter of 2013 (“Q3 2013”), respectively. Depreciation and amortization expense was $44.4 million and $43.7 million in the first nine months of 2014 (“YTD 2014”) and in the first nine months of 2013 (“YTD 2013”), respectively. These amounts included amortization expense for leased property under capital leases.

7. Leased Property Under Capital Leases

Leased property under capital leases was summarized as follows:

	Sept. 28,	Dec. 29,	Sept. 29,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Leased property under capital leases	$94,793	$94,889	$94,629	3-20 years
Less: Accumulated amortization	50,323	45,908	44,417

Leased property under capital leases, net	$44,470	$48,981	$50,212

As of September 28, 2014, real estate represented $43.9 million of the leased property under capital leases, net and $29.1 million of this real estate is leased from related parties as described in Note 20 to the consolidated financial statements.

The Company’s outstanding obligations for capital leases were $60.6 million, $65.0 million and $66.1 million as of September 28, 2014, December 29, 2013 and September 29, 2013, respectively.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

8. Franchise Rights and Goodwill

Franchise rights and goodwill were summarized as follows:

In Thousands	Sept. 28, 2014	Dec. 29, 2013	Sept. 29, 2013
Franchise rights	$520,672	$520,672	$520,672
Goodwill	103,294	102,049	102,049

Total franchise rights and goodwill	$623,966	$622,721	$622,721

In the second quarter of 2014 (“Q2 2014”), the Company added $1.2 million to goodwill due to the acquisition of territory in Morristown, Tennessee. There were no additions to franchise rights due to the acquisition of new territories.

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

9. Other Identifiable Intangible Assets

Other identifiable intangible assets were summarized as follows:

	Sept. 28,	Dec. 29,	Sept. 29,	Estimated
In Thousands	2014	2013	2013	Useful Lives
Distribution agreements	$15,509	$2,309	$2,309	20-40 years
Customer lists and other identifiable intangible assets	6,838	6,238	6,238	12-20 years

Total other identifiable intangible assets	22,347	8,547	8,547
Less: Accumulated amortization	5,243	4,866	4,783

Other identifiable intangible assets, net	$17,104	$3,681	$3,764

In Q2 2014, the Company added $0.6 million to customer lists and $13.2 million to distribution agreements due to the acquisition of territories in Johnson City and Morristown, Tennessee.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

10. Other Accrued Liabilities

Other accrued liabilities were summarized as follows:

	Sept. 28,	Dec. 29,	Sept. 29,
In Thousands	2014	2013	2013
Accrued marketing costs	$14,122	$13,613	$12,463
Accrued insurance costs	21,603	21,132	21,571
Accrued taxes (other than income taxes)	3,228	1,207	4,192
Accrued income taxes	0	2,515	0
Employee benefit plan accruals	12,991	17,643	16,754
Checks and transfers yet to be presented for payment from zero balance cash accounts	10,472	11,237	9,999
All other accrued liabilities	11,440	10,275	8,879

Total other accrued liabilities	$73,856	$77,622	$73,858

11. Debt

Debt was summarized as follows:

		Interest	Interest	Sept. 28,	Dec. 29,	Sept. 29,
In Thousands	Maturity	Rate	Paid	2014	2013	2013
Revolving credit facility	2016	Variable	Varies	$50,000	$5,000	$20,000
Line of credit	2014	Variable	Varies	20,000	20,000	20,000
Senior Notes	2015	5.30%	Semi-annually	100,000	100,000	100,000
Senior Notes	2016	5.00%	Semi-annually	164,757	164,757	164,757
Senior Notes	2019	7.00%	Semi-annually	110,000	110,000	110,000
Unamortized discount on Senior Notes	2019			(1,048)	(1,191)	(1,237)

Debt				443,709	398,566	413,520
Less: Current portion of debt				0	20,000	20,000

Long-term debt				$443,709	$378,566	$393,520

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Debt

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (“$350 million facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement dated as of September 21, 2011 (“$200 million facility”). The $350 million facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement, the Company may increase the aggregate availability under the facility to $450 million. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the facility. The $350 million facility includes, and the $200 million facility included, two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the respective credit agreements. The Company was in compliance with these covenants under the $200 million facility at September 28, 2014 and is currently in compliance with these covenants under the $350 million facility. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

On September 28, 2014, the Company had $50.0 million of outstanding borrowings on the $200 million facility and had $150.0 million available to meet its cash requirements. On December 29, 2013, the Company had $5.0 million of outstanding borrowings on the $200 million facility. On September 29, 2013, the Company had $20.0 million of outstanding borrowings on the $200 million facility.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use borrowings under the $350 million facility to repay the notes when due and, accordingly, has classified all the $100 million Senior Notes due April 2015 as long-term.

On September 28, 2014, December 29, 2013 and September 29, 2013, the Company had $20.0 million outstanding on an uncommitted line of credit at a weighted average interest rate of 0.90%, 0.88% and 0.93%, respectively. On October 31, 2014, the Company terminated its uncommitted line of credit and refinanced the outstanding balance with additional borrowings under the $350 million facility and, accordingly, has classified the outstanding balance on the uncommitted line of credit at September 28, 2014 as long-term.

As of September 28, 2014, December 29, 2013 and September 29, 2013, the Company had a weighted average interest rate of 5.8%, 6.2% and 6.1%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% for both YTD 2014 and YTD 2013. As of September 28, 2014, $70.0 million of the Company’s debt and capital lease obligations of $504.3 million were subject to changes in short-term interest rates.

The indentures under which the Company’s public debt was issued do not include financial covenants but do limit the incurrence of certain liens and encumbrances as well as the incurrence of indebtedness by the Company’s subsidiaries in excess of certain amounts.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

11. Debt

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

The Company has master agreements with the counterparties to its derivative financial agreements that provide for net settlement of derivative transactions. The Company did not have any offsetting derivative transactions with its counterparties on September 28, 2014. Accordingly, the gross amounts of derivative assets are recognized in prepaid expenses and other current assets in the consolidated balance sheet at September 28, 2014. The Company did not have any outstanding derivative transactions at December 29, 2013 or September 29, 2013.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

12. Derivative Financial Instruments

The following summarizes Q3 2014 and Q3 2013 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		Third Quarter
In Thousands	Classification of Gain (Loss)	2014	2013
Commodity hedges	Cost of sales	$(319)	$0

Total		$(319)	$0

The following summarizes YTD 2014 and YTD 2013 pre-tax changes in the fair value of the Company’s commodity derivative financial instruments and the classification of such changes in the consolidated statements of operations.

		First Nine Months
In Thousands	Classification of Gain (Loss)	2014	2013
Commodity hedges	Cost of sales	$552	$(500)

Total		$552	$(500)

The following table summarizes the fair values and classification in the consolidated balance sheets of derivative instruments held by the Company:

In Thousands	Balance Sheet Classification	Sept. 28, 2014	Dec. 29, 2013	Sept. 29, 2013
Commodity hedges at fair market value	Prepaid expenses and other current assets	$552	$0	$0

Total		$552	$0	$0

The following table summarizes the Company’s outstanding commodity derivative agreements as of September 28, 2014:

	Notional	Latest
In Millions	Amount	Maturity
Commodity hedging agreements	$10.2	Dec. 2014

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

Derivative Financial Instruments

The fair values for the Company’s commodity hedging agreements are based on current settlement values at each balance sheet date. The fair values of the commodity hedging agreements at each balance sheet date represent the estimated amounts the Company would have received upon termination of these agreements. Credit risk related to the derivative financial instruments is managed by requiring high standards for its counterparties and periodic settlements. The Company considers nonperformance risk in determining the fair value of derivative financial instruments.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

13. Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s debt, deferred compensation plan assets and liabilities, acquisition related contingent consideration and derivative financial instruments were as follows:

	Sept. 28, 2014		Dec. 29, 2013		Sept. 29, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
In Thousands	Amount	Value	Amount	Value	Amount	Value
Public debt securities	$(373,709)	$(406,800)	$(373,566)	$(409,434)	$(373,520)	$(411,197)
Deferred compensation plan assets	18,015	18,015	17,098	17,098	15,875	15,875
Deferred compensation plan liabilities	(18,015)	(18,015)	(17,098)	(17,098)	(15,875)	(15,875)
Commodity hedging agreements	552	552	0	0	0	0
Non-public variable rate debt	(70,000)	(70,000)	(25,000)	(25,000)	(40,000)	(40,000)
Acquisition related contingent consideration	(13,000)	(13,000)	0	0	0	0

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

The following table summarizes, by assets and liabilities, the valuation of the Company’s deferred compensation plan, commodity hedging agreements and acquisition related contingent consideration:

	Sept. 28, 2014			Dec. 29, 2013			Sept. 29, 2013
In Thousands	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$18,015			$17,098			$15,875
Commodity hedging agreements		$552			$0			$0
Liabilities
Deferred compensation plan liabilities	18,015			17,098			15,875
Acquisition related contingent consideration			$13,000			$0			$0

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

As part of the Johnson City and Morristown, Tennessee territory acquisition in Q2 2014, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products in the Territory. This contingent consideration is valued using a probability weighted discounted cash flow model based on internal forecasts and the weighted average cost of capital derived from market data, which are considered Level 3 inputs. Significant changes in any Level 3 input or assumption in isolation would result in increases or decreases to the fair value measurement for the acquisition related contingent consideration.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 for YTD 2014 and YTD 2013. Additionally, there was no change to Level 3 instruments which had an effect on net income or other comprehensive income in Q3 2014 or YTD 2014.

14. Other Liabilities

Other liabilities were summarized as follows:

	Sept. 28,	Dec. 29,	Sept. 29,
In Thousands	2014	2013	2013
Accruals for executive benefit plans	$113,839	$109,386	$106,370
Acquisition related contingent consideration	11,995	0	0
Other	15,791	16,405	16,838

Total other liabilities	$141,625	$125,791	$123,208

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

15. Commitments and Contingencies

The Company guarantees a portion of SAC’s and Southeastern’s debt. The amounts guaranteed were $32.7 million, $29.3 million and $33.5 million as of September 28, 2014, December 29, 2013 and September 29, 2013, respectively. The Company holds no assets as collateral against these guarantees, the fair value of which is immaterial. The guarantees relate to the debt of SAC and Southeastern, which resulted primarily from the purchase of production equipment and facilities. These guarantees expire at various dates through 2023. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill its commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of its products to adequately mitigate the risk of material loss from the Company’s guarantees. In the event either of these cooperatives fails to fulfill its commitments under the related debt, the Company would be responsible for payments to the lenders up to the level of the guarantees. If these cooperatives had borrowed up to their aggregate borrowing capacity, the Company’s maximum exposure under these guarantees on September 28, 2014 would have been $23.9 million for SAC and $25.3 million for Southeastern and the Company’s maximum total exposure, including its equity investment, would have been $28.0 million for SAC and $43.7 million for Southeastern.

The Company has been purchasing plastic bottles from Southeastern and finished products from SAC for more than ten years and has never had to pay against these guarantees.

The Company has an equity ownership in each of the entities in addition to the guarantees of certain indebtedness and records its investment in each under the equity method. As of September 28, 2014, SAC had total assets of approximately $41 million and total debt of approximately $21 million. SAC had total revenues for YTD 2014 of approximately $138 million. As of September 28, 2014, Southeastern had total assets of approximately $321 million and total debt of approximately $134 million. Southeastern had total revenue for YTD 2014 of approximately $502 million.

The Company has standby letters of credit, primarily related to its property and casualty insurance programs. On September 28, 2014, these letters of credit totaled $23.4 million.

The Company participates in long-term marketing contractual arrangements with certain prestige properties, athletic venues and other locations. The future payments related to these contractual arrangements as of September 28, 2014 amounted to $40.0 million and expire at various dates through 2022.

The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. Although it is difficult to predict the ultimate outcome of these claims and legal proceedings, management believes the ultimate disposition of these matters will not have a material adverse effect on the financial condition, cash flow or results of operations of the Company. No material amount of loss in excess of recorded amounts is believed to be reasonably possible as a result of these claims and legal proceedings.

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

16. Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2014 and YTD 2013 was 35.6% and 28.8%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2014 and YTD 2013 was 38.5% and 31.1%, respectively.

The following table provides a reconciliation of income tax expense at the statutory federal rate to actual income tax expense.

	First Nine Months
In Thousands	2014	2013
Statutory expense	$17,474	$17,653
State income taxes, net of federal benefit	1,915	2,093
Valuation allowance change	63	(1)
Noncontrolling interest – Piedmont	(1,465)	(1,348)
Manufacturing deduction benefit	(1,893)	(1,678)
Meals and entertainment	918	1,070
Adjustment for uncertain tax positions	(76)	(223)
Adjustment for state tax legislation	0	(2,261)
Other, net	853	(755)

Income tax expense	$17,789	$14,550

As of September 28, 2014, December 29, 2013 and September 29, 2013, the Company had $2.8 million of uncertain tax positions, including accrued interest, all of which would affect the Company’s effective tax rate if recognized. Total accrued interest related to uncertain tax positions is immaterial in all periods presented. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements.

In Q3 2014, the Company reduced its liability for uncertain tax positions by $0.6 million, all of which was a decrease to income tax expense. In Q3 2013, the Company reduced its liability for uncertain tax positions by $3.4 million, of which only $0.9 million was a decrease to income tax expense. The reduction to the liability for uncertain tax positions was primarily due to the lapse of the applicable statute of limitations.

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

Prior tax years beginning in year 2011 remain open to examination by the Internal Revenue Service, and various tax years beginning in year 1997 remain open to examination by certain state tax jurisdictions due to loss carryforwards.

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

A summary of accumulated other comprehensive loss for Q3 2014 and Q3 2013 is as follows:

	June 29,	Pre-tax	Tax	Sept. 28,
In Thousands	2014	Activity	Effect	2014
Net pension activity:
Actuarial loss	$(42,510)	$450	$(173)	$(42,233)
Prior service costs	(110)	9	(4)	(105)
Net postretirement benefits activity:
Actuarial loss	(17,750)	562	(218)	(17,406)
Prior service costs	2,945	(377)	146	2,714
Foreign currency translation adjustment	4	(6)	2	0

Total	$(57,421)	$638	$(247)	$(57,030)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Accumulated Other Comprehensive Loss

	June 30,	Pre-tax	Tax	Sept. 29,
In Thousands	2013	Activity	Effect	2013
Net pension activity:
Actuarial loss	$(75,388)	$837	$(323)	$(74,874)
Prior service costs	(28)	4	(2)	(26)
Net postretirement benefits activity:
Actuarial loss	(21,574)	700	(270)	(21,144)
Prior service costs	3,874	(377)	146	3,643
Foreign currency translation adjustment	6	(1)	0	5

Total	$(93,110)	$1,163	$(449)	$(92,396)

A summary of accumulated other comprehensive loss for YTD 2014 and YTD 2013 is as follows:

	Dec. 29,	Pre-tax	Tax	Sept. 28,
In Thousands	2013	Activity	Effect	2014
Net pension activity:
Actuarial loss	$(43,028)	$1,294	$(499)	$(42,233)
Prior service costs	(121)	27	(11)	(105)
Net postretirement benefits activity:
Actuarial loss	(18,441)	1,688	(653)	(17,406)
Prior service costs	3,410	(1,133)	437	2,714
Foreign currency translation adjustment	4	(6)	2	0

Total	$(58,176)	$1,870	$(724)	$(57,030)

	Dec. 30,	Pre-tax	Tax	Sept. 29,
In Thousands	2012	Activity	Effect	2013
Net pension activity:
Actuarial loss	$(76,407)	$2,513	$(980)	$(74,874)
Prior service costs	(33)	12	(5)	(26)
Net postretirement benefits activity:
Actuarial loss	(22,425)	2,100	(819)	(21,144)
Prior service costs	4,334	(1,133)	442	3,643
Foreign currency translation adjustment	5	0	0	5

Total	$(94,526)	$3,492	$(1,362)	$(92,396)

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

17. Accumulated Other Comprehensive Loss

A summary of the impact on the income statement line items is as follows:

	Net Pension	Net Postretirement
In Thousands	Activity	Benefits Activity	Total
Q3 2014
Cost of sales	$83	$24	$107
Selling, delivery and administrative (“S,D&A”) expenses	376	161	537

Subtotal pre-tax	459	185	644
Income tax expense	177	72	249

Total after tax effect	$282	$113	$395

Q3 2013
Cost of sales	$76	$42	$118
S,D&A expenses	765	281	1,046

Subtotal pre-tax	841	323	1,164
Income tax expense	325	124	449

Total after tax effect	$516	$199	$715

YTD 2014
Cost of sales	$238	$72	$310
S,D&A expenses	1,083	483	1,566

Subtotal pre-tax	1,321	555	1,876
Income tax expense	510	216	726

Total after tax effect	$811	$339	$1,150

YTD 2013
Cost of sales	$227	$116	$343
S,D&A expenses	2,298	851	3,149

Subtotal pre-tax	2,525	967	3,492
Income tax expense	985	377	1,362

Total after tax effect	$1,540	$590	$2,130

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

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

18. Capital Transactions

No cash dividend or dividend of property or stock other than stock of the Company, as specifically described in the Company’s certificate of incorporation, may be declared and paid on the Class B Common Stock unless an equal or greater dividend is declared and paid on the Common Stock. During YTD 2014 and YTD 2013, dividends of $.75 per share were declared and paid on both the Common Stock and Class B Common Stock.

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

Compensation expense for the Performance Unit Award Agreement recognized in YTD 2014 was $2.3 million, which was based upon a common stock share price of $75.74 on September 26, 2014. Compensation expense for the Performance Unit Award Agreement recognized in YTD 2013 was $1.9 million, which was based upon a common stock share price of $63.36 on September 27, 2013.

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

In Q3 2013, the Company offered a limited Lump Sum Window distribution of present valued pension benefits to terminated plan participants meeting certain criteria. Benefit distributions were made during the fourth quarter of 2013 (“Q4 2013”). The Company incurred a noncash charge of $12.0 million in Q4 2013 when the distributions were made in accordance with the relevant accounting standards. The reduction in the number of plan participants and the reduction of plan assets will reduce the cost of administering the pension plan in the future.

The components of net periodic pension cost (benefit) were as follows:

	Third Quarter		First Nine Months
In Thousands	2014	2013	2014	2013
Service cost	$26	$32	$84	$96
Interest cost	2,904	3,086	8,696	9,258
Expected return on plan assets	(3,430)	(3,546)	(10,343)	(10,640)
Amortization of prior service cost	9	4	27	12
Recognized net actuarial loss	450	837	1,294	2,513

Net periodic pension cost (benefit)	$(41)	$413	$(242)	$1,239

The Company contributed $7.5 million to the Company-sponsored pension plans during YTD 2014. Anticipated contributions for the two Company-sponsored pension plans will be in the range of $1 million to $3 million during the remainder of 2014.

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

The components of net periodic postretirement benefit cost were as follows:

	Third Quarter		First Nine Months
In Thousands	2014	2013	2014	2013
Service cost	$382	$412	$1,148	$1,238
Interest cost	825	715	2,475	2,145
Recognized net actuarial loss	562	700	1,688	2,100
Amortization of prior service cost	(377)	(377)	(1,133)	(1,133)

Net periodic postretirement benefit cost	$1,392	$1,450	$4,178	$4,350

401(k) Savings Plan

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements.

During 2013, the Company’s 401(k) Savings Plan matching contribution was discretionary with the Company having the option to make matching contributions for eligible participants of up to 5% of eligible participants’ contributions. The 5% matching contribution was accrued during 2013 and paid in the first quarter of 2014. During 2014, the Company has matched the first 3.5% of participants’ contributions, or $5.1 million, while maintaining the option to increase the matching contributions an additional 1.5%, for a total of 5%, for the Company’s employees based on the financial results for 2014. The total expense for this benefit was $6.2 million and $5.8 million in YTD 2014 and YTD 2013, respectively.

Multi-Employer Benefits

The Company currently has a liability to a multi-employer pension plan related to the Company’s exit from the plan in 2008. As of September 28, 2014, the Company had a liability of $9.0 million recorded. The Company is required to make payments of approximately $1 million each year through 2028 to this multi-employer pension plan.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

19. Benefit Plans

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated such agreement in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, to participate in the Rehabilitation Plan. The Company will increase its contribution rates to the Plan effective January 2015 with additional increases occurring annually to support the Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary as of April 2014 to be approximately $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

20. Related Party Transactions

The Company’s business consists primarily of the production, marketing and distribution of nonalcoholic beverages of The Coca-Cola Company, which is the sole owner of the secret formulas under which the primary components (either concentrate or syrup) of its soft drink products are manufactured. As of September 28, 2014, The Coca-Cola Company had a 34.8% interest in the Company’s total outstanding Common Stock, representing 5.0% of the total voting power of the Company’s Common Stock and Class B Common Stock voting together as a single class. As long as The Coca-Cola Company holds the number of shares of Common Stock that it currently owns, it has the right to have its designee proposed by the Company for the nomination to the Company’s Board of Directors, and J. Frank Harrison III, the Chairman of the Board and the Chief Executive Officer of the Company, and trustees of certain trusts established for the benefit of certain relatives of J. Frank Harrison, Jr., have agreed to vote their shares of the Company’s Class B Common Stock which they control in favor of such designee. The Coca-Cola Company does not own any shares of Class B Common Stock of the Company.

The following table summarizes the significant transactions between the Company and The Coca-Cola Company:

	First Nine Months
In Millions	2014	2013
Payments by the Company for concentrate, syrup, sweetener and other purchases	$329.1	$309.9
Marketing funding support payments to the Company	35.0	32.6

Payments by the Company net of marketing funding support	$294.1	$277.3
Payments by the Company for customer marketing programs	$43.2	$43.2
Payments by the Company for cold drink equipment parts	7.7	6.9
Fountain delivery and equipment repair fees paid to the Company	9.9	9.4
Presence marketing funding support provided by The Coca-Cola Company on the Company’s behalf	4.4	4.0
Payments to the Company to facilitate the distribution of certain brands and packages to other Coca-Cola bottlers	2.8	3.0

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Related Party Transactions

The Company has a production arrangement with CCR to buy and sell finished products at cost. Sales to CCR under this arrangement were $45.3 million and $45.4 million in YTD 2014 and YTD 2013, respectively. Purchases from CCR under this arrangement were $44.0 million and $34.9 million in YTD 2014 and YTD 2013, respectively. In addition, CCR distributes one of the Company’s own brands (Tum-E Yummies). Total sales to CCR for this brand were $17.4 million and $19.3 million in YTD 2014 and YTD 2013, respectively.

On May 7, 2014, the Company and CCR entered into an asset purchase agreement relating to the Territory served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee. At closing, which occurred on May 23, 2014, the Company signed a Comprehensive Beverage Agreement that has a term of ten years and is renewable by the Company indefinitely for successive additional terms of ten years each unless the Comprehensive Beverage Agreement is earlier terminated as provided therein. Under the Comprehensive Beverage Agreement, the Company will make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of exclusive rights to distribute, promote, market and sell the Covered Beverages and Related Products (as defined in the Comprehensive Beverage Agreement) in the Territory. The quarterly sub-bottling payment will be based on sales of certain beverages and beverage products that are sold under the same trademarks that identify a Covered Beverage, Related Product or certain cross-licensed brands. As of September 28, 2014, the Company has recorded a liability of $13.0 million to reflect the estimated fair value of the contingent consideration related to the future sub-bottling payments. At closing, the Company also entered into a finished goods supply agreement with CCR for the Territory.

Along with all other Coca-Cola bottlers in the United States, the Company is a member in Coca-Cola Bottlers’ Sales and Services Company, LLC (“CCBSS”), which was formed in 2003 for the purposes of facilitating various procurement functions and distributing certain specified beverage products of The Coca-Cola Company with the intention of enhancing the efficiency and competitiveness of the Coca-Cola bottling system in the United States. CCBSS negotiates the procurement for the majority of the Company’s raw materials (excluding concentrate). The Company pays an administrative fee to CCBSS for its services. Administrative fees to CCBSS for its services were $0.3 million in both YTD 2014 and YTD 2013. Amounts due from CCBSS for rebates on raw materials were $6.3 million, $5.1 million and $5.0 million as of September 28, 2014, December 29, 2013 and September 29, 2013, respectively. CCR is also a member of CCBSS.

The Company is a member of SAC, a manufacturing cooperative. SAC sells finished products to the Company and Piedmont at cost. Purchases from SAC by the Company and Piedmont for finished products were $101.4 million and $104.7 million in YTD 2014 and YTD 2013, respectively. The Company also manages the operations of SAC pursuant to a management agreement. Management fees earned from SAC were $1.3 million and $1.2 million in YTD 2014 and YTD 2013, respectively. The Company has also guaranteed a portion of debt for SAC. Such guarantee amounted to $21.5 million as of September 28, 2014. The Company’s equity investment in SAC was $4.1 million as of September 28, 2014, December 29, 2013 and September 29, 2013 and was recorded in other assets on the Company’s consolidated balance sheets.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

20. Related Party Transactions

The Company is a shareholder in two entities from which it purchases a majority of its requirements for plastic bottles. Net purchases from these entities were $59.9 million in YTD 2014 and $60.4 million in YTD 2013. In conjunction with the Company’s participation in one of these entities, Southeastern, the Company has guaranteed a portion of the entity’s debt. Such guarantee amounted to $11.2 million as of September 28, 2014. The Company’s equity investment in Southeastern was $18.4 million, $17.6 million and $20.8 million as of September 28, 2014, December 29, 2013 and September 29, 2013, respectively, and was recorded in other assets on the Company’s consolidated balance sheets.

The Company holds no assets as collateral against the SAC or Southeastern guarantees, the fair value of which is immaterial to the Company’s consolidated financial statements.

The Company monitors its investments in SAC and Southeastern and would be required to write down its investment if an impairment is identified and the Company determined it to be other than temporary. No impairment of the Company’s investments in SAC or Southeastern has been identified as of September 28, 2014 nor was there any impairment in 2013.

The Company leases from Harrison Limited Partnership One (“HLP”) the Snyder Production Center (“SPC”) and an adjacent sales facility, which are located in Charlotte, North Carolina. HLP is directly and indirectly owned by trusts of which J. Frank Harrison, III, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Deborah H. Everhart, a director of the Company, are trustees and beneficiaries. Morgan H. Everett, a director of the Company, is a permissible, discretionary beneficiary of the trusts that directly or indirectly own HLP. The lease expires on December 31, 2020. The principal balance outstanding under this capital lease as of September 28, 2014, December 29, 2013 and September 29, 2013 was $20.5 million, $22.2 million and $22.7 million, respectively. Rental payments related to this lease were $2.8 million and $2.7 million in YTD 2014 and YTD 2013, respectively.

The Company leases from Beacon Investment Corporation (“Beacon”) the Company’s headquarters office facility and an adjacent office facility. The lease expires on December 31, 2021. Beacon’s majority shareholder is J. Frank Harrison, III and Morgan H. Everett is a minority shareholder. The principal balance outstanding under this capital lease as of September 28, 2014, December 29, 2013 and September 29, 2013 was $21.2 million, $22.9 million and $23.5 million, respectively. Rental payments related to this lease were $3.1 million in both YTD 2014 and YTD 2013.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

21. Net Sales by Product Category

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2014	2013	2014	2013
Bottle/can sales:
Sparkling beverages (including energy products)	$286,830	$273,905	$829,622	$798,271
Still beverages	81,540	73,336	217,878	196,352

Total bottle/can sales	368,370	347,241	1,047,500	994,623
Other sales:
Sales to other Coca-Cola bottlers	41,291	42,030	123,680	126,621
Post-mix and other	48,015	45,193	134,551	125,750

Total other sales	89,306	87,223	258,231	252,371

Total net sales	$457,676	$434,464	$1,305,731	$1,246,994

Sparkling beverages are carbonated beverages and energy products while still beverages are noncarbonated beverages.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Net Income Per Share

The following table sets forth the computation of basic net income per share and diluted net income per share under the two-class method:

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2014	2013	2014	2013
Numerator for basic and diluted net income per Common Stock and Class B Common Stock share:
Net income attributable to Coca-Cola Bottling Co. Consolidated	$12,132	$16,169	$28,364	$32,260
Less dividends:
Common Stock	1,785	1,785	5,356	5,356
Class B Common Stock	532	527	1,592	1,577

Total undistributed earnings	$9,815	$13,857	$21,416	$25,327

Common Stock undistributed earnings – basic	$7,560	$10,698	$16,505	$19,563
Class B Common Stock undistributed earnings – basic	2,255	3,159	4,911	5,764

Total undistributed earnings – basic	$9,815	$13,857	$21,416	$25,327

Common Stock undistributed earnings – diluted	$7,528	$10,652	$16,434	$19,479
Class B Common Stock undistributed earnings – diluted	2,287	3,205	4,982	5,848

Total undistributed earnings – diluted	$9,815	$13,857	$21,416	$25,327

Numerator for basic net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Common Stock undistributed earnings – basic	7,560	10,698	16,505	19,563

Numerator for basic net income per Common Stock share	$9,345	$12,483	$21,861	$24,919

Numerator for basic net income per Class B Common Stock share:
Dividends on Class B Common Stock	$532	$527	$1,592	$1,577
Class B Common Stock undistributed earnings – basic	2,255	3,159	4,911	5,764

Numerator for basic net income per Class B Common Stock share	$2,787	$3,686	$6,503	$7,341

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2014	2013	2014	2013
Numerator for diluted net income per Common Stock share:
Dividends on Common Stock	$1,785	$1,785	$5,356	$5,356
Dividends on Class B Common Stock assumed converted to Common Stock	532	527	1,592	1,577
Common Stock undistributed earnings – diluted	9,815	13,857	21,416	25,327

Numerator for diluted net income per Common Stock share	$12,132	$16,169	$28,364	$32,260

Numerator for diluted net income per Class B Common Stock share:
Dividends on Class B Common Stock	$532	$527	$1,592	$1,577
Class B Common Stock undistributed earnings – diluted	2,287	3,205	4,982	5,848

Numerator for diluted net income per Class B Common Stock share	$2,819	$3,732	$6,574	$7,425

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

22. Net Income Per Share

	Third Quarter		First Nine Months
In Thousands (Except Per Share Data)	2014	2013	2014	2013
Denominator for basic net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – basic	7,141	7,141	7,141	7,141
Class B Common Stock weighted average shares outstanding – basic	2,130	2,109	2,125	2,104

Denominator for diluted net income per Common Stock and Class B Common Stock share:
Common Stock weighted average shares outstanding – diluted (assumes conversion of Class B Common Stock to Common Stock)	9,311	9,290	9,306	9,285
Class B Common Stock weighted average shares outstanding – diluted	2,170	2,149	2,165	2,144

Basic net income per share:
Common Stock	$1.31	$1.75	$3.06	$3.49

Class B Common Stock	$1.31	$1.75	$3.06	$3.49

Diluted net income per share:
Common Stock	$1.30	$1.74	$3.05	$3.47

Class B Common Stock	$1.30	$1.74	$3.04	$3.46

NOTES TO TABLE

(1)	For purposes of the diluted net income per share computation for Common Stock, all shares of Class B Common Stock are assumed to be converted; therefore, 100% of undistributed earnings is allocated to Common Stock.
(2)	For purposes of the diluted net income per share computation for Class B Common Stock, weighted average shares of Class B Common Stock are assumed to be outstanding for the entire period and not converted.
(3)	Denominator for diluted net income per share for Common Stock and Class B Common Stock includes the dilutive effect of shares relative to the Performance Unit Award.

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Risks and Uncertainties

Approximately 89% of the Company’s YTD 2014 bottle/can volume to retail customers are products of The Coca-Cola Company, which is the sole supplier of these products or of the concentrates or syrups required by the Company to manufacture these products. The remaining 11% of the Company’s YTD 2014 bottle/can volume to retail customers are products of other beverage companies or those owned by the Company. The Company has beverage agreements under which it has various requirements to meet. Failure to meet the requirements of these beverage agreements could result in the loss of distribution rights for the respective product.

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

The Company’s acquisition related contingent consideration liability is subject to risk due to changes in the Company’s probability weighted discounted cash flow model which is based on internal forecasts and changes in weighted average cost of capital which is derived from market data.

Approximately 6% of the Company’s labor force is covered by collective bargaining agreements. Two collective bargaining agreements covering approximately .7% of the Company’s employees expired during 2013 and the Company entered into new agreements in 2013. One collective bargaining agreement covering approximately 1% of the Company’s employees expired in Q2 2014 and the Company entered into a new

Coca-Cola Bottling Co. Consolidated

Notes to Consolidated Financial Statements (Unaudited)

23. Risks and Uncertainties

collective bargaining agreement at that time. One collective bargaining agreement covering approximately 4% of the Company’s employees expired in Q3 2014 and the Company entered into a new collective bargaining agreement at that time.

24. Supplemental Disclosures of Cash Flow Information

Changes in current assets and current liabilities affecting cash flows were as follows:

	First Nine Months
In Thousands	2014	2013
Accounts receivable, trade, net	$(15,856)	$(10,544)
Accounts receivable from The Coca-Cola Company	(15,225)	(9,028)
Accounts receivable, other	(524)	(1,650)
Inventories	(16,775)	(4,331)
Prepaid expenses and other current assets	(3,325)	802
Accounts payable, trade	10,219	7,085
Accounts payable to The Coca-Cola Company	21,224	15,533
Other accrued liabilities	(4,852)	(1,255)
Accrued compensation	(309)	(6,298)
Accrued interest payable	5,053	5,320

Increase in current assets less current liabilities (exclusive of acquisition)	$(20,370)	$(4,366)

Non-cash activity

Additions to property, plant and equipment of $2.9 million and $2.0 million have been accrued but not paid and are recorded in accounts payable, trade as of September 28, 2014 and September 29, 2013, respectively.

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

25. New Accounting Pronouncements

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

In August 2014, the FASB issued new guidance that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The requirements of this new guidance are not expected to have an impact on the Company’s consolidated financial statements.

26. Subsequent Events

On August 28, 2014, the Company signed an asset purchase agreement with CCR relating to the territory currently served by CCR through CCR’s facilities and equipment located in Knoxville, Tennessee (the “Knoxville Territory”). The asset purchase agreement, together with the comprehensive beverage agreement the Company entered into at the closing of this transaction, which occurred on October 24, 2014, with CCR, grant the Company certain exclusive rights in the Knoxville Territory and obligate the Company to make a quarterly sub-bottling payment to CCR on a continuing basis for the grant of such rights are described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 29, 2014. The aggregate purchase price paid by the Company in cash at the closing for the transferred assets, after deducting the value of certain retained assets and retained liabilities, was approximately $29.5 million. The amount paid remains subject to adjustment post-closing. The Knoxville Territory expansion transaction will be accounted for as a business combination under FASB Accounting Standards Codification 805. A preliminary purchase price allocation is not yet available for this transaction because the valuation of identifiable intangible assets is not complete.

On October 17, 2014, the Company and CCR entered into an agreement (the “Asset Exchange Agreement”) pursuant to which CCR has agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by CCR’s facilities and equipment located in Lexington, Kentucky, including the rights to produce such beverages in the Lexington, Kentucky territory in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in the Jackson, Tennessee territory. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) on October 20, 2014, which includes a summary description of the Asset Exchange Agreement. The Company anticipates the closing of the transactions contemplated by the Asset Exchange Agreement will occur in the first half of 2015.

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

•

Overview of Operations and Financial Condition – a summary of key information and trends concerning the financial results for the third quarter of 2014 (“Q3 2014”) and the first nine months of 2014 (“YTD 2014”) and changes from the third quarter of 2013 (“Q3 2013”) and the first nine months of 2013 (“YTD 2013”).

•

Discussion of Critical Accounting Policies, Estimates and New Accounting Pronouncements – a discussion of accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations that require critical judgments and estimates and the expected impact of new accounting pronouncements.

•	Results of Operations – an analysis of the Company’s results of operations for Q3 2014 and YTD 2014 compared to Q3 2013 and YTD 2013, respectively.

•	Financial Condition – an analysis of the Company’s financial condition as of the end of Q3 2014 compared to year-end 2013 and the end of Q3 2013 as presented in the consolidated financial statements.

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

Expansion of Company’s Franchise Territory

In April 2013, the Company announced that it had signed a non-binding letter of intent (the “LOI”) with The Coca-Cola Company to expand the Company’s franchise territory to include distribution rights in parts of Tennessee, Kentucky and Indiana that are served by Coca-Cola Refreshments USA, Inc. (“CCR”), a wholly owned subsidiary of The Coca-Cola Company. On May 23, 2014, the Company closed the transaction involving the first phase of this territory expansion, covering the Morristown and Johnson City, Tennessee territories served by CCR for a cash purchase price of $12.2 million. The financial results of the Morristown and Johnson City, Tennessee territories have been included in the Company’s consolidated financial statements from the acquisition date and did not have a material impact on the Company’s consolidated financial results for the three and nine month periods ended September 28, 2014. On October 24, 2014, the Company closed the transaction involving the second completed phase of territory expansion, covering the Knoxville, Tennessee territory previously served by CCR. The transaction is described in a subsequent events note to the Company’s unaudited financial statements included in this quarterly report on Form 10-Q.

On October 17, 2014, the Company and CCR entered into an agreement (the “Asset Exchange Agreement”) pursuant to which CCR has agreed to exchange certain assets of CCR relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by CCR’s facilities and equipment located in Lexington, Kentucky, including the rights to produce such beverages in the Lexington, Kentucky territory in exchange for certain assets of the Company relating to the marketing, promotion, distribution and sale of Coca-Cola and other beverage products in the territory currently served by the Company’s facilities and equipment located in Jackson, Tennessee, including the rights to produce such beverages in the Jackson, Tennessee territory. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) on October 20, 2014, which includes a summary description of the Asset Exchange Agreement. The Company anticipates the closing of the transactions contemplated by the Asset Exchange Agreement will occur in the first half of 2015.

While the Company is preparing to close the transactions contemplated by the Asset Exchange Agreement, the Company is continuing to work towards a definitive agreement or agreements with The Coca-Cola Company for the remainder of the proposed franchise territory expansion described in the LOI, including Cleveland and Cookeville, Tennessee, Louisville, Paducah and Pikeville, Kentucky, and Evansville, Indiana. There is no assurance, however, that the parties will enter into such an agreement or agreements, or that any of the additional proposed territory expansion transactions contemplated by the LOI will occur or the timing of any such transactions.

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

The nonalcoholic beverage market is highly competitive. The Company’s competitors include bottlers and distributors of nationally and regionally advertised and marketed products and private label products. In each region in which the Company operates, between 85% and 95% of sparkling beverage sales in bottles, cans and other containers are accounted for by the Company and its principal competitors, which in each region includes the local bottler of Pepsi-Cola and, in some regions, the local bottler of Dr Pepper, Royal Crown and/or 7-Up products. The sparkling beverage category (including energy products) represents approximately 79% of the Company’s YTD 2014 bottle/can net sales to retail customers.

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

Net sales by product category were as follows:

	Third Quarter		First Nine Months
In Thousands	2014	2013	2014	2013
Bottle/can sales:
Sparkling beverages (including energy products)	$286,830	$273,905	$829,622	$798,271
Still beverages	81,540	73,336	217,878	196,352

Total bottle/can sales	368,370	347,241	1,047,500	994,623
Other sales:
Sales to other Coca-Cola bottlers	41,291	42,030	123,680	126,621
Post-mix and other	48,015	45,193	134,551	125,750

Total other sales	89,306	87,223	258,231	252,371

Total net sales	$457,676	$434,464	$1,305,731	$1,246,994

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

Distribution Cost Management

Distribution costs represent the costs of transporting finished goods from Company locations to customer outlets. Total distribution costs amounted to $156.7 million and $151.0 million in YTD 2014 and YTD 2013, respectively. Over the past several years, the Company has focused on converting its distribution system from a conventional routing system to a predictive system. This conversion to a predictive system has allowed the Company to more efficiently handle an increasing number of products. In addition, the Company has focused on reducing fixed warehouse-related costs by consolidating warehouse space throughout the Company’s territory.

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

Overview of Operations and Financial Condition

The following items affect the comparability of the financial results presented below:

Q3 2014 and YTD 2014

•

a $0.3 million pre-tax unfavorable and a $0.6 million pre-tax favorable mark-to-market adjustment to cost of sales related to the Company’s 2014 commodity hedging program in Q3 2014 and YTD 2014, respectively;

•	$2.6 million and $7.6 million recorded in S,D&A expenses (pre-tax) related to the Company’s franchise territory expansion in Q3 2014 and YTD 2014, respectively; and

•	a $0.6 million decrease to income tax expense related to the reduction of the liability of uncertain tax positions in Q3 2014 primarily due to the lapse of the applicable statute of limitations.

Q3 2013 and YTD 2013

•

a $3.1 million pre-tax favorable adjustment to net sales in Q3 2013 related to a refund of 2012 cooperative trade marketing funds paid by the Company to The Coca-Cola Company that were not spent in 2012;

•	a $0.5 million pre-tax unfavorable mark-to-market adjustment to cost of sales related to the Company’s 2013 commodity hedging program in YTD 2013;

•	$1.6 million and $3.3 million recorded in S,D&A expenses (pre-tax) related to the Company’s franchise territory expansion in Q3 2013 and YTD 2013, respectively;

•	a $0.4 million decrease to income tax expense related to the American Taxpayer Relief Act in the first quarter of 2013;

•	a $2.3 million decrease to income tax expense related to state tax legislation enacted during Q3 2013; and

•	a $0.9 million decrease to income tax expense related to the reduction of the liability for uncertain tax positions in Q3 2013 primarily due to the lapse of the applicable statute of limitations.

The following overview provides a summary of key information concerning the Company’s financial results for Q3 2014 and YTD 2014 compared to Q3 2013 and YTD 2013.

	Third Quarter			% Change
In Thousands (Except Per Share Data)	2014	2013	Change
Net sales	$457,676	$434,464	$23,212	5.3
Cost of sales	272,734	258,352	14,382	5.6
Gross margin	184,942	176,112	8,830	5.0
S,D&A expenses	156,496	145,912	10,584	7.3
Income from operations	28,446	30,200	(1,754)	(5.8)
Interest expense, net	7,333	7,361	(28)	(0.4)
Income before taxes	21,113	22,839	(1,726)	(7.6)
Income tax expense	7,408	4,756	2,652	55.8
Net income	13,705	18,083	(4,378)	(24.2)
Net income attributable to the Company	12,132	16,169	(4,037)	(25.0)

Basic net income per share:
Common Stock	$1.31	$1.75	$(.44)	(25.1)
Class B Common Stock	$1.31	$1.75	$(.44)	(25.1)

Diluted net income per share:
Common Stock	$1.30	$1.74	$(.44)	(25.3)
Class B Common Stock	$1.30	$1.74	$(.44)	(25.3)

	First Nine Months			% Change
In Thousands (Except Per Share Data)	2014	2013	Change
Net sales	$1,305,731	$1,246,994	$58,737	4.7
Cost of sales	778,936	746,868	32,068	4.3
Gross margin	526,795	500,126	26,669	5.3
S,D&A expenses	454,969	427,539	27,430	6.4
Income from operations	71,826	72,587	(761)	(1.0)
Interest expense, net	21,899	22,149	(250)	(1.1)
Income before taxes	49,927	50,438	(511)	(1.0)
Income tax expense	17,789	14,550	3,239	22.3
Net income	32,138	35,888	(3,750)	(10.4)
Net income attributable to the Company	28,364	32,260	(3,896)	(12.1)

Basic net income per share:
Common Stock	$3.06	$3.49	$(.43)	(12.3)
Class B Common Stock	$3.06	$3.49	$(.43)	(12.3)

Diluted net income per share:
Common Stock	$3.05	$3.47	$(.42)	(12.1)
Class B Common Stock	$3.04	$3.46	$(.42)	(12.1)

The Company’s net sales increased 5.3% in Q3 2014 compared to Q3 2013. The increase in net sales in Q3 2014 compared to Q3 2013 was primarily due to a 5.4% increase in bottle/can volume to retail customers and a 1.4% increase in bottle/can sales price per unit to retail customers. The Company’s net sales increased 4.7% in YTD 2014 compared to YTD 2013. The increase in net sales in YTD 2014 compared to YTD 2013 was primarily due to a 4.3% increase in bottle/can volume to retail customers and a 1.4% increase in bottle/can sales price per unit to retail customers. The increases in bottle/can volume to retail customers were primarily due to increases in the still beverage category and the incremental volume resulting from the acquisition of the Johnson City and Morristown, Tennessee territories in May 2014. Bottle/can sales to retail customers price per unit increases were primarily due to a sales price increase in sparkling beverages. Bottle/can volume to retail customers increases in Q3 2014 and YTD 2014 compared to Q3 2013 and YTD 2013 due to the Morristown and Johnson City, Tennessee territories acquisition were 3.1% and 1.5%, respectively. The Company’s bottle/can volume to retail customers was impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013.

Gross margin dollars increased 5.0% in Q3 2014 compared to Q3 2013. The Company’s gross margin percentage decreased to 40.4% in Q3 2014 compared to 40.5% in Q3 2013. Gross margin dollars increased 5.3% in YTD 2014 compared to YTD 2013. The Company’s gross margin percentage increased to 40.3% in YTD 2014 compared to 40.1% in YTD 2013. The increase in gross margin percentage in YTD 2014 compared to YTD 2013 was primarily due to higher sales price per unit to retail customers.

S,D&A expenses increased 7.3% in Q3 2014 from Q3 2013. The increase in S,D&A expenses in Q3 2014 from Q3 2013 was primarily attributable to increased employee salaries and wages including bonuses and incentives, increased marketing expense and increased expenses related to the Company’s franchise territory expansion. S,D&A expenses increased 6.4% in YTD 2014 from YTD 2013. The increase in S,D&A expenses in YTD 2014 from YTD 2013 was primarily attributable to increased employee salaries and wages including bonuses and incentives, increased expenses related to the Company’s franchise territory expansion, increased marketing expenses and increased property and casualty insurance expense.

Net interest expense decreased 1.1% in YTD 2014 compared to YTD 2013. The decrease in interest expense was due to lower average borrowings on the Company’s $200 million five-year unsecured revolving credit facility (“$200 million facility”) and lower interest expense on capital leases. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% during both YTD 2014 and YTD 2013.

Income tax expense increased 22.3% in YTD 2014 as compared to YTD 2013. The increase to income tax expense was primarily due to a reduction of $0.4 million in YTD 2013 associated with the American Taxpayer Relief Act enacted on January 2, 2013 and a reduction of $2.3 million in YTD 2013 due to the impact on the Company’s net deferred tax liabilities associated with a reduction in a state corporate tax rate.

Net debt and capital lease obligations were summarized as follows:

	Sept. 28,	Dec. 29,	Sept. 29,
In Thousands	2014	2013	2013
Debt	$443,709	$398,566	$413,520
Capital lease obligations	60,568	64,989	66,110

Total debt and capital lease obligations	504,277	463,555	479,630
Less: Cash and cash equivalents	23,067	11,761	25,283

Total net debt and capital lease obligations (1)	$481,210	$451,794	$454,347

(1)	The non-GAAP measure “Total net debt and capital lease obligations” is used to provide investors with additional information which management believes is helpful in the evaluation of the Company’s capital structure and financial leverage. This non-GAAP financial information is not presented elsewhere in this report and may not be comparable to the similarly titled measures used by other companies. Additionally, this information should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

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

In August 2014, the FASB issued new guidance that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The requirements of this new guidance are not expected to have an impact on the Company’s consolidated financial statements.

Results of Operations

Q3 2014 Compared to Q3 2013 and YTD 2014 Compared to YTD 2013

Net Sales

Net sales increased $23.2 million, or 5.3%, to $457.7 million in Q3 2014 compared to $434.5 million in Q3 2013. Net sales increased $58.7 million, or 4.7% to $1,305.7 million in YTD 2014 compared to $1,247.0 million in YTD 2013.

The increase in net sales for Q3 2014 compared to Q3 2013 was principally attributable to the following:

Q3 2014	Attributable to:
(In Millions)
$18.7

5.4% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (3.1% of the total bottle/can volume increase related to the acquisition of the Johnson City and Morristown, Tennessee territories)

5.0	1.4% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit
3.2	Increase in freight revenue
(3.1)

Refund in 2013 of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to the collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the third quarter of 2013. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

(1.2)	2.7% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in the sparkling beverage category excluding energy products
(0.8)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.7	2.8% increase in post-mix sales price per unit
0.7	Other

$23.2	Total increase in net sales

The increase in net sales for YTD 2014 compared to YTD 2013 was principally attributable to the following:

YTD 2014	Attributable to:
(In Millions)
$42.2

4.3% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (1.5% of the total bottle/can volume increase related to the acquisition of the Johnson City and Morristown, Tennessee territories)

14.1	1.4% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit
7.8	Increase in freight revenue
(5.5)	4.4% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in the sparkling beverage category excluding energy products
(3.1)

Refund in 2013 of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to the collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the third quarter of 2013. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

2.6

2.1% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products and still beverages which have a higher sales price per unit than sparkling beverages (excluding energy products)

2.0	3.1% increase in post-mix sales price per unit
(1.6)	Decrease in sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
0.2	Other

$58.7	Total increase in net sales

The Company’s bottle/can volume was impacted by cooler and wetter than normal weather in most of the Company’s territories during the first and second quarters of 2013. Bottle/can volume to retail customers increased in Q3 2014 and YTD 2014 compared to Q3 2013 and YTD 2013 due to the acquisition of the Morristown and Johnson City, Tennessee territories were 3.1% and 1.5%, respectively.

In YTD 2014, the Company’s bottle/can sales to retail customers accounted for 80% of the Company’s total net sales. Bottle/can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle/can net pricing per unit is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold.

Product category sales volume in Q3 2014 and Q3 2013 and YTD 2014 and YTD 2013 as a percentage of total bottle/can sales volume to retail customers and the percentage change by product category was as follows:

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	Q3 2014	Q3 2013	% Increase
Sparkling beverages (including energy products)	77.4%	78.7%	3.7
Still beverages	22.6%	21.3%	11.7

Total bottle/can sales volume	100.0%	100.0%	5.4

	Bottle/Can Sales Volume		Bottle/Can Sales Volume
Product Category	YTD 2014	YTD 2013	% Increase
Sparkling beverages (including energy products)	78.8%	80.5%	2.2
Still beverages	21.2%	19.5%	12.9

Total bottle/can sales volume	100.0%	100.0%	4.3

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

The Company recorded delivery fees in net sales of $4.7 million and $4.8 million in YTD 2014 and YTD 2013, respectively. These fees are used to offset a portion of the Company’s delivery and handling costs.

Cost of Sales

Cost of sales includes the following: raw material costs, manufacturing labor, manufacturing overhead including depreciation expense, manufacturing warehousing costs and shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers.

Cost of sales increased 5.6%, or $14.4 million, to $272.8 million in Q3 2014 compared to $258.4 million in Q3 2013. Cost of sales increased 4.3%, or $32.0 million, to $778.9 million in YTD 2014 compared to $746.9 million in YTD 2013.

The increase in cost of sales for Q3 2014 compared to Q3 2013 was principally attributable to the following:

Q3 2014	Attributable to:
(In Millions)
$11.1

5.4% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (3.1% of the total bottle/can volume increase related to the acquisition of the Johnson City and Morristown, Tennessee territories)

2.7	Increase in freight cost of sales
2.5	Increase in raw material costs and increased purchases of finished products
(1.2)	Increase in marketing funding support received (primarily from The Coca-Cola Company)
(1.1)	2.7% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in the sparkling beverage category excluding energy products
(0.8)	Decrease in cost of sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.2	Other

$14.4	Total increase in cost of sales

The increase in cost of sales for YTD 2014 compared to YTD 2013 was principally attributable to the following:

YTD 2014	Attributable to:
(In Millions)
$24.9

4.3% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (1.5% of the total bottle/can volume increase related to the acquisition of the Johnson City and Morristown, Tennessee territories)

7.0	Increase in freight cost of sales
6.8	Increase in raw material costs and increased purchases of finished products
(5.3)	4.4% decrease in sales volume to other Coca-Cola bottlers primarily due to volume decreases in the sparkling beverage category excluding energy products
(2.8)	Increase in marketing funding support received (primarily from The Coca-Cola Company)
2.3

Increase in cost of sales to other Coca-Cola bottlers (primarily due to a higher percentage of energy products and still beverages which have higher costs per unit than sparkling beverages (excluding energy products)

(1.9)	Decrease in cost due to the Company’s commodity hedging program
(1.8)	Decrease in cost of sales of the Company’s own brand portfolio (primarily Tum-E Yummies)
1.6	Increase in manufacturing labor costs
1.2	Other

$32.0	Total increase in cost of sales

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

Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $14.6 million for Q3 2014 compared to $13.4 million for Q3 2013. Total marketing funding support from The Coca-Cola Company and other beverage companies, which includes direct payments to the Company and payments to customers for marketing programs, was $41.4 million for YTD 2014 compared to $38.7 million for YTD 2013.

Gross Margin

Gross margin dollars increased 5.0%, or $8.8 million, to $184.9 million in Q3 2014 compared to $176.1 million in Q3 2013. Gross margin as a percentage of net sales decreased to 40.4% for Q3 2014 from 40.5% for Q3 2013. Gross margin dollars increased 5.3%, or $26.7 million, to $526.8 million in YTD 2014 compared to $500.1 million in YTD 2013. Gross margin as a percentage of net sales increased to 40.3% for YTD 2014 from 40.1% for YTD 2013.

The increase in gross margin dollars for Q3 2014 compared to Q3 2013 was principally attributable to the following:

Q3 2014	Attributable to:
(In Millions)
$7.6

5.4% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (3.1% of the total bottle/can volume increase related to the acquisition of the Johnson City and Morristown, Tennessee territories)

5.0	1.4% increase in bottle/can sales price per unit to retail customers primarily due to an increase in sparkling beverages sales price per unit
(3.1)

Refund in 2013 of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to the collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the third quarter of 2013. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

(2.5)	Increase in raw material costs and increased purchases of finished products
1.2	Increase in marketing funding support received (primarily from The Coca-Cola Company)
0.7	2.8% increase in post-mix sales price per unit
(0.1)	Other

$8.8	Total increase in gross margin

The increase in gross margin dollars for YTD 2014 compared to YTD 2013 was principally attributable to the following:

YTD 2014	Attributable to:
(In Millions)
$17.3

4.3% increase in bottle/can volume to retail customers primarily due to a volume increase in still beverages (1.5% of the total bottle/can volume increase related to the acquisition of the Johnson City and Morristown, Tennessee territories)

14.1	1.4% increase in bottle/can sales price to retail customers primarily due to an increase in sparkling beverages sales price per unit
(6.8)	Increase in raw material costs and increased purchases of finished products
(3.1)

Refund in 2013 of 2012 cooperative trade marketing funds paid to The Coca-Cola Company based on updated information related to the collective marketing funds paid by the Company and other non-related bottlers maintained by The Coca-Cola Company that was not available until the third quarter of 2013. The amount previously paid and expensed by the Company was in accordance with the agreed upon contractual rate and the refund represented a change in estimate.

2.8	Increase in marketing funding support received (primarily from The Coca-Cola Company)
2.6

2.1% increase in sales price per unit of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products and still beverages which have a higher sales price per unit than sparkling beverages (excluding energy products)

(2.3)

Increase in cost of sales to other Coca-Cola bottlers primarily due to a higher percentage of energy products and still beverages which have higher costs per unit than sparkling beverages (excluding energy products)

2.0	3.1% increase in post-mix sales price per unit
1.9	Decrease in cost due to the Company’s commodity hedging program
(1.6)	Increase in manufacturing labor costs
0.8	Increase in freight gross margin
(1.0)	Other

$26.7	Total increase in gross margin

The Company’s gross margins may not be comparable to other peer companies, since some of them include all costs related to their distribution network in cost of sales and the Company does not. The Company includes a portion of these costs in S,D&A expenses.

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

S,D&A expenses increased by $10.6 million, or 7.3%, to $156.5 million in Q3 2014 from $145.9 million in Q3 2013. S,D&A expenses as a percentage of net sales increased to 34.2% in Q3 2014 from 33.6% in Q3 2013. S,D&A expenses increased by $27.4 million, or 6.4%, to $454.9 million in YTD 2014 from $427.5 million in YTD 2013. S,D&A expenses as a percentage of net sales increased to 34.8% in YTD 2014 from 34.3% in YTD 2013.

The increase in S,D&A expenses for Q3 2014 compared to Q3 2013 was principally attributable to the following:

Q3 2014	Attributable to:
(In Millions)
$3.6	Increase in employee salaries due to normal salary increases and additional personnel related to the acquisition of the Johnson City and Morristown, Tennessee territories
2.5	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
1.0	Increase in marketing expense primarily due to increased spending for promotional items and various marketing programs
1.0	Increase in expenses related to the Company’s franchise territory expansion, primarily professional fees related to due diligence and consulting fees related to infrastructure
2.5	Other

$10.6	Total increase in S,D&A expenses

The increase in S,D&A expenses for YTD 2014 compared to YTD 2013 was principally attributable to the following:

YTD 2014	Attributable to:
(In Millions)
$6.7	Increase in employee salaries due to normal salary increases and additional personnel
5.7	Increase in bonus expense, incentive expense and other performance pay initiatives due to the Company’s financial performance
4.3	Increase in expenses related to the Company’s franchise territory expansion, primarily professional fees related to due diligence and consulting fees related to infrastructure
2.5	Increase in marketing expense primarily due to increased spending for promotional items and various marketing programs
0.8	Increase in employer payroll taxes and an increase in employee benefit costs primarily due to increased medical insurance expense partially offset by a pension benefit
0.7	Increase in property and casualty insurance expense primarily due to an increase in auto insurance claims
6.7	Other

$27.4	Total increase in S,D&A expenses

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in S,D&A expenses and totaled $156.7 million and $151.0 million in YTD 2014 and YTD 2013, respectively.

The Company’s expense recorded in S,D&A expenses related to the two Company-sponsored pension plans decreased by $1.3 million to a benefit of $0.2 million in YTD 2014 from an expense of $1.1 million in YTD 2013.

The Company provides a 401(k) Savings Plan for substantially all of its full-time employees who are not part of collective bargaining agreements. During 2013, the Company’s 401(k) Savings Plan matching contribution was discretionary with the Company having the option to make matching contributions for eligible participants of up to 5% of eligible participants’ contributions. The 5% matching contribution was accrued during 2013 and paid in the first quarter of 2014. During 2014, the Company has matched the first 3.5% of participants’ contributions while maintaining the option to increase the matching contributions an additional 1.5%, for a total of 5%, for the Company’s employees based on the financial results for 2014. The total expense for this benefit recorded in S,D&A expenses was $5.4 million and $5.1 million in YTD 2014 and YTD 2013, respectively.

Certain employees of the Company participate in a multi-employer pension plan, the Employers-Teamsters Local Union Nos. 175 and 505 Pension Fund (“the Plan”), to which the Company makes monthly contributions on behalf of such employees. The Plan was certified by the Plan’s actuary as being in “critical” status for the plan year beginning January 1, 2013. As a result, the Plan adopted a “Rehabilitation Plan” effective January 1, 2015. The Company agreed and incorporated such agreement in the renewal of the collective bargaining agreement with the union, effective April 28, 2014, to participate in the Rehabilitation Plan. The Company will increase its contribution rates to the Plan effective January 2015 with additional increases occurring annually to support the Rehabilitation Plan.

There would likely be a withdrawal liability in the event the Company withdraws from its participation in the Plan. The Company’s withdrawal liability was reported by the Plan’s actuary as of April 2014 to be approximately $4.5 million. The Company does not currently anticipate withdrawing from the Plan.

Interest Expense

Net interest expense was flat in Q3 2014 compared to Q3 2013. Net interest expense decreased 1.1% in YTD 2014 compared to YTD 2013. The decrease in YTD 2014 compared to YTD 2013 was primarily due to lower average borrowings on the Company’s $200 million facility and lower interest expense on capital leases. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% during both YTD 2014 and YTD 2013.

Income Taxes

The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes, for YTD 2014 and YTD 2013 was 35.6% and 28.8%, respectively. The Company’s effective tax rate, as calculated by dividing income tax expense by income before income taxes minus net income attributable to noncontrolling interest, for YTD 2014 and YTD 2013 was 38.5% and 31.1%, respectively. The increase in the effective tax rate for YTD 2014 resulted primarily from certain favorable tax provisions in YTD 2013 associated with the American Taxpayer Relief Act enacted on January 2, 2013, state tax legislation enacted in Q3 2013 that reduced the corporate tax rate and a reduction to the liabilities for uncertain tax positions.

The Company’s income tax assets and liabilities are subject to adjustment in future periods based on the Company’s ongoing evaluations of such assets and liabilities and new information that becomes available to the Company.

Noncontrolling Interest

The Company recorded net income attributable to noncontrolling interest of $3.8 million and $3.6 million in YTD 2014 and YTD 2013, respectively, related to the portion of Piedmont owned by The Coca-Cola Company.

Financial Condition

Total assets increased to $1.38 billion at September 28, 2014, from $1.28 billion at December 29, 2013 primarily due to increases in cash and cash equivalents; accounts receivables; inventories; property, plant and equipment, net and other identifiable intangible assets, including acquired assets from the acquisition of the Johnson City and Morristown, Tennessee territories.

Net working capital, defined as current assets less current liabilities, increased by $55.6 million to $86.0 million at September 28, 2014 from December 29, 2013 and increased by $30.5 million at September 28, 2014 from September 29, 2013.

Significant changes in net working capital from December 29, 2013 were as follows:

•	An increase in cash and cash equivalents of $11.3 million primarily due to borrowings from the Company’s $200 million facility.

•	An increase in accounts receivable, trade of $15.9 million primarily due to normal seasonal increase in sales and accounts receivable sales from acquired franchise territories.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $15.2 million and $21.2 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $18.1 million primarily due to normal seasonal increase in sales and acquired inventories from new territories.

•

A decrease of $20.0 million in the current portion of debt due to the refinance of the Company’s uncommitted line of credit with borrowings under the Company’s $350 million five-year unsecured amended and restated revolving credit facility on October 31, 2014 and, accordingly, the $20.0 million outstanding balance was classified as long-term as of September 28, 2014.

•	An increase in accounts payable trade of $5.9 million primarily due to normal seasonal increases in purchases and timing of payments.

•	An increase in accrued interest payable of $5.1 million due to timing of payments.

Significant changes in net working capital from September 29, 2013 were as follows:

•	An increase in accounts receivable, trade of $7.4 million primarily due to the timing of payments and accounts receivable sales from acquired franchise territories.

•	An increase in accounts receivable from and an increase in accounts payable to The Coca-Cola Company of $8.5 million and $3.7 million, respectively, primarily due to the timing of payments.

•	An increase in inventories of $9.9 million primarily due to acquired inventories from new territories and inventory required for future marketing strategy.

•

A decrease of $20.0 million in the current portion of debt due to the refinance of the Company’s uncommitted line of credit with borrowings under the Company’s $350 million five-year unsecured amended and restated revolving credit facility on October 31, 2014 and, accordingly, the $20.0 million outstanding balance was classified as long-term as of September 28, 2014.

•	An increase in accrued compensation of $5.2 million primarily due to increased bonus accrual due to the Company’s financial performance.

Debt and capital lease obligations were $504.3 million as of September 28, 2014 compared to $463.6 million as of December 29, 2013 and $479.6 million as of September 29, 2013. Debt and capital lease obligations as of September 28, 2014 included $60.6 million of capital lease obligations related primarily to Company facilities.

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

On October 16, 2014, the Company entered into a $350 million five-year unsecured revolving credit facility (“$350 million facility”) which amended and restated the Company’s existing $200 million five-year unsecured revolving credit agreement dated as of September 21, 2011 (“$200 million facility”). The $350 million facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement, the Company may increase the aggregate availability under the facility to $450 million. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the facility. The $350 million facility includes, and the $200 million facility included, two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the respective credit agreements. The Company was in compliance with these covenants under the $200 million facility at September 28, 2014 and is currently in compliance with these covenants under the $350 million facility. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use borrowings under the $350 million facility to repay the notes when due and, accordingly, has classified all the $100 million Senior Notes due April 2015 as long-term.

On September 28, 2014, December 29, 2013 and September 29, 2013, the Company had $20.0 million outstanding on an uncommitted line of credit. On October 31, 2014, the Company terminated the uncommitted line of credit and refinanced the outstanding balance with borrowings under the $350 million facility and, accordingly, has classified the outstanding balance on the uncommitted line of credit as of September 28, 2014 as long-term.

The Company has obtained the majority of its long-term financing, other than capital leases, from public markets. As of September 28, 2014, $373.7 million of the Company’s total outstanding balance of debt and capital lease obligations of $504.3 million was financed through publicly offered debt. The Company had capital lease obligations of $60.6 million as of September 28, 2014. As of September 28, 2014, the Company had $50.0 million and $20.0 million outstanding on the $200 million facility and the Company’s uncommitted line of credit, respectively.

Cash Sources and Uses

The primary sources of cash for the Company in YTD 2014 and YTD 2013 have been provided by operating activities and available credit facilities. The primary uses of cash in YTD 2014 were for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments, pension plan contributions, acquisition of new territories and funding working capital. The primary uses of cash in YTD 2013 were for capital expenditures, the payment of debt and capital lease obligations, dividend payments, income tax payments and funding working capital.

A summary of activity for YTD 2014 and YTD 2013 follows:

	First Nine Months
In Millions	2014	2013
Cash Sources
Cash provided by operating activities (excluding income tax and pension payments)	$81.7	$88.7
Proceeds from $200 million facility	85.0	55.0
Proceeds from the sale of property, plant and equipment	1.2	6.0

Total cash sources	$167.9	$149.7

Cash Uses
Capital expenditures	$61.4	$45.2
Acquisition of new territories	12.2	—
Payment on $200 million facility	40.0	65.0
Payment on capital lease obligations	4.4	3.9
Dividends	6.9	6.9
Income tax payments	24.2	13.6
Contributions to pension plans	7.5	.1
Other	—	.1

Total cash uses	$156.6	$134.8

Increase in cash	$11.3	$14.9

Based on current projections, which include a number of assumptions such as the Company’s pre-tax earnings, the Company anticipates its cash requirements for income taxes will be between $3 million and $8 million for the remainder of 2014.

Operating Activities

During YTD 2014, cash flow from operating activities decreased $25.0 million compared to YTD 2013. The decrease was primarily due to $10.6 million in additional income tax payments and $7.4 million in additional pension payments during YTD 2014 compared to YTD 2013 and $12.4 million additional increase in inventories for YTD 2014 compared to YTD 2013. These decreases to operating activities YTD 2014 compared to YTD 2013 were offset by a $6.0 million decrease in accrued compensation.

Investing Activities

On May 7, 2014, the Company and CCR entered into an asset purchase agreement relating to the territory served by CCR through CCR’s facilities and equipment located in Johnson City and Morristown, Tennessee. The closing of this transaction occurred on May 23, 2014 for a cash purchase price of $12.2 million, which amount remains subject to adjustment until July 2, 2015, as specified in the asset purchase agreement. See Note 4 to the consolidated financial statements for additional information related to the Johnson City and Morristown, Tennessee territory acquisition.

Additions to property, plant and equipment during YTD 2014 were $57.0 million of which $2.9 million were accrued in accounts payable, trade as unpaid. This amount does not include $8.5 million in property, plant and equipment acquired at the date of acquisition for the Johnson City and Morristown, Tennessee territories. This compared to $32.7 million in total additions to property, plant and equipment during YTD 2013 of which $2.0 million were accrued in accounts payable, trade as unpaid. Capital expenditures during YTD 2014 were funded with cash flows from operations and available credit facilities. The Company anticipates total additions to property, plant and equipment in fiscal year 2014 will be in the range of $80 million to $90 million. Leasing is used for certain capital additions when considered cost effective relative to other sources of capital. The Company currently leases its corporate headquarters, two production facilities and several sales distribution facilities and administrative facilities.

Financing Activities

On October 16, 2014, the Company entered into a $350 million facility which amended and restated the Company’s existing $200 million facility. The $350 million facility has a scheduled maturity date of October 16, 2019 and up to $50 million is available for the issuance of letters of credit. Subject to obtaining commitments from the lenders and satisfying other conditions specified in the credit agreement, the Company may increase the aggregate availability under the facility to $450 million. Borrowings under the agreement bear interest at a floating base rate or a floating Eurodollar rate plus an applicable margin, dependent on the Company’s credit rating at the time of borrowing. At the Company’s current credit ratings, the Company must pay an annual facility fee of .15% of the lenders’ aggregate commitments under the facility. The $350 million facility includes, and the $200 million facility included, two financial covenants: a cash flow/fixed charges ratio (“fixed charges coverage ratio”) and a funded indebtedness/cash flow ratio (“operating cash flow ratio”), each as defined in the respective credit agreements. The Company was in compliance with these covenants under the $200 million facility at September 28, 2014 and is currently in compliance with these covenants under the $350 million facility. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources. The Company currently believes that all of the banks participating in the Company’s $350 million facility have the ability to and will meet any funding requests from the Company. On September 28, 2014, December 29, 2013 and September 29, 2013, the Company had $50.0 million, $5.0 million and $20.0 million, respectively, of outstanding borrowings on the $200 million facility.

During YTD 2014, the Company’s net borrowings under the $200 million facility increased $45.0 million primarily to fund working capital requirements, capital expenditures and the acquisition of the Johnson City and Morristown, Tennessee territories. During YTD 2013, the Company’s net borrowings under the $200 million facility decreased $10.0 million primarily due to increased cash available for repayments as a result of seasonally lower working capital requirements.

The Company has $100 million of senior notes which mature in April 2015. The Company currently expects to use borrowings under the $350 million facility to repay the notes when due and, accordingly, has classified all the $100 million Senior Notes due April 2015 as long-term.

On September 28, 2014, December 29, 2013 and September 29, 2013, the Company had $20.0 million outstanding on an uncommitted line of credit. On October 31, 2014, the Company terminated the uncommitted line of credit and refinanced the outstanding balance with borrowings under the $350 million facility and, accordingly, has classified the outstanding balance on the uncommitted line of credit as of September 28, 2014 as long-term.

As of September 28, 2014, December 29, 2013 and September 29, 2013, the weighted average interest rate of the Company’s debt and capital lease obligations was 5.8%, 6.2% and 6.1%, respectively, for its outstanding debt and capital lease obligations. The Company’s overall weighted average interest rate on its debt and capital lease obligations was 5.8% in both YTD 2014 and YTD 2013. As of September 28, 2014, $70.0 million of the Company’s debt and capital lease obligations of $504.3 million were subject to changes in short-term interest rates.

All of the outstanding debt on the Company’s balance sheet has been issued by the Company with none having been issued by any of the Company’s subsidiaries. There are no guarantees of the Company’s debt. The Company or its subsidiaries have entered into eight capital leases.

At September 28, 2014, the Company’s credit ratings were as follows:

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

Off-Balance Sheet Arrangements

The Company is a member of two manufacturing cooperatives and has guaranteed $32.7 million of debt for these entities as of September 28, 2014. In addition, the Company has an equity ownership in each of the entities. The members of both cooperatives consist solely of Coca-Cola bottlers. The Company does not anticipate either of these cooperatives will fail to fulfill their commitments. The Company further believes each of these cooperatives has sufficient assets, including production equipment, facilities and working capital, and the ability to adjust selling prices of their products to adequately mitigate the risk of material loss from the Company’s guarantees. As of September 28, 2014, the Company’s maximum exposure, if the entities borrowed up to their borrowing capacity, would have been $71.7 million including the Company’s equity interests. See Note 15 and Note 20 to the consolidated financial statements for additional information about these entities.

Aggregate Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of September 28, 2014:

	Payments Due by Period
		Oct. 2014-	Oct. 2015-	Oct. 2017-	After
In Thousands	Total	Sept. 2015	Sept. 2017	Sept. 2019	Sept. 2019
Contractual obligations:
Total debt, excluding interest	$443,709	$120,000	$164,757	$108,952	$50,000
Capital lease obligations, excluding interest	60,568	6,325	14,093	15,903	24,247
Estimated interest on long-term debt and capital lease obligations(1)	69,957	23,081	27,735	16,074	3,067
Purchase obligations (2)	919,815	94,340	188,680	188,680	448,115
Other long-term liabilities (3)	151,866	12,009	19,268	13,592	106,997
Operating leases	54,365	5,695	10,845	8,669	29,156
Long-term contractual arrangements (4)	40,039	10,907	14,971	8,030	6,131
Postretirement obligations (5)	69,288	4,686	6,183	7,739	50,680
Purchase orders (6)	51,747	51,747	—	—	—

Total contractual obligations	$1,861,354	$328,790	$446,532	$367,639	$718,393

(1)	Includes interest payments based on contractual terms.
(2)	Represents an estimate of the Company’s obligation to purchase 17.5 million cases of finished product on an annual basis through June 2024 from South Atlantic Canners, a manufacturing cooperative.
(3)	Includes obligations under executive benefit plans, the liability to exit from a multi-employer pension plan, acquisition related contingent consideration and other long-term liabilities.
(4)	Includes contractual arrangements with certain prestige properties, athletic venues and other locations, and other long-term marketing commitments.
(5)	Includes the liability for postretirement benefit obligations only. The unfunded portion of the Company’s pension plans is excluded as the timing and/or the amount of any cash payment is uncertain.
(6)	Purchase orders include commitments in which a written purchase order has been issued to a vendor, but the goods have not been received or the services have not been performed.

The Company has $2.8 million of uncertain tax positions, including accrued interest, as of September 28, 2014 (excluded from other long-term liabilities in the table above because the Company is uncertain as to if or when such amounts will be recognized) all of which would affect the Company’s effective tax rate if recognized. While it is expected that the amount of uncertain tax positions may change in the next 12 months, the Company does not expect any change to have a material impact on the consolidated financial statements. See Note 16 to the consolidated financial statements for additional information.

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

As of September 28, 2014, the Company has $23.4 million of standby letters of credit, primarily related to its property and casualty insurance programs. See Note 15 to the consolidated financial statements for additional information related to commercial commitments, guarantees, legal and tax matters.

The Company contributed $7.5 million to the two Company-sponsored pension plans in YTD 2014. Based on information currently available, the Company estimates it will be required to make contributions for the remainder of 2014 in the range of $1 million to $3 million to these two plans. Postretirement medical care payments are expected to be approximately $3 million in 2014. See Note 19 to the consolidated financial statements for additional information related to pension and postretirement obligations.

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

The net impact of the commodity hedges was to decrease the cost of sales by $0.9 million in YTD 2014 and to increase the cost of sales by $0.9 million in YTD 2013.

Cautionary Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in future filings by the Company with the Securities and Exchange Commission and information contained in written material, news releases and oral statements issued by or on behalf of the Company, contains, or may contain, forward-looking management comments and other statements that reflect management’s current outlook for future periods. These statements include, among others, statements relating to:

•	the Company’s expectation regarding the time frame for and sequencing of subsequent phases of the expansion of the Company’s franchise territory;

•	the Company’s belief that the undiscounted amounts to be paid under the acquisition related contingent consideration arrangement will be between $1.0 million and $1.8 million per year;

•	the Company’s belief that the covenants on its $350 million facility will not restrict its liquidity or capital resources;

•	the Company’s belief that other parties to certain contractual arrangements will perform their obligations;

•	the Company’s potential marketing funding support from The Coca-Cola Company and other beverage companies;

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

•	the Company’s key priorities which are revenue management, product innovation and beverage portfolio expansion, distribution cost management and productivity;

•	the Company’s belief that cash contributions to the two Company-sponsored pension plans will be in the range of $1 million to $3 million for the remainder of 2014;

•	the Company’s belief that postretirement medical care payments are expected to be approximately $3 million in 2014;

•	the Company’s belief that cash requirements for income taxes will be in the range of $3 million to $8 million for the remainder of 2014;

•	the Company’s expectation that additions to property, plant and equipment in 2014 will be in the range of $80 million to $90 million;

•	the Company’s belief that compliance with environmental laws will not have a material adverse effect on its capital expenditures, earnings or competitive position;

•	the Company’s belief that the majority of its deferred tax assets will be realized;

•	the Company’s beliefs and estimates regarding the impact of the adoption of certain new accounting pronouncements;

•	the Company’s beliefs that the growth prospects of Company-owned or exclusive licensed brands appear promising and the cost of developing, marketing and distributing these brands may be significant;

•	the Company’s belief that all of the banks participating in the Company’s $350 million facility have the ability to and will meet any funding requests from the Company;

•	the Company’s belief that it is competitive in its territories with respect to the principal methods of competition in the nonalcoholic beverage industry;

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

•

the Company’s expectation that the costs of some of the underlying commodities to inputs to the Company’s total cost of sales will have a smaller increase for the remainder of 2014 compared to 2013; and

•

the Company’s hypothetical calculation of the impact of a 1% increase in interest rates on outstanding floating rate debt and capital lease obligations for the next twelve months as of September 28, 2014.

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

Debt and Derivative Financial Instruments

The Company is subject to interest rate risk on its fixed and floating rate debt. As of September 28, 2014, $70.0 million of the Company’s debt and capital lease obligations of $504.3 million were subject to changes in short-term interest rates.

As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% more over the next twelve months than the interest rates as of September 28, 2014, interest expense for the next twelve months would increase by approximately $0.7 million. This amount was determined by calculating the effect of the hypothetical interest rate on the Company’s variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating debt.

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

Fees paid by the Company for agreements to hedge commodity purchases are amortized over the corresponding period of the instruments. The Company accounts for commodity hedges on a mark-to-market basis with any expense or income being reflected as an adjustment to cost of sales or S,D&A expenses.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2014.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the factors disclosed in Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013.

Item 6.	Exhibits.

Exhibit Number	Description

4.1	The registrant, by signing this report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and its consolidated subsidiaries which authorizes a total amount of securities not in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

12	Ratio of earnings to fixed charges (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K).

101	Financial statements from the quarterly report on Form 10-Q of Coca-Cola Bottling Co. Consolidated for the quarter ended September 28, 2014, filed on November 7, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COCA-COLA BOTTLING CO. CONSOLIDATED
(REGISTRANT)

Date: November 7, 2014	By: /s/ James E. Harris
James E. Harris
Principal Financial Officer of the Registrant
and
Senior Vice President, Shared Services
and
Chief Financial Officer

Date: November 7, 2014	By: /s/ William J. Billiard
William J. Billiard Principal Accounting Officer of the Registrant and Chief Accounting Officer and Corporate Controller